Form 10QSB
period 1998-03-31
EAGLE BANCORP INC
filed 1998-04-28
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

(MARK ONE)

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_______________to_____________

                        Commission File Number 333-42083
                        --------------------------------

                               EAGLE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                          52-2061461
             --------                                     --------------------
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)

8101 Glenbrook Road, Bethesda, Maryland                          20814
---------------------------------------                        ---------
(Address of principal executive offices)                      (Zip Code)

                                 (301) 986-1800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)
----------------------------------------------------------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes         No  X
                                                ---        ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

          As of March 31, 1998, registrant had outstanding no shares of Common Stock.

EAGLE BANCORP, INC.

FORM 10-QSB

                                      INDEX
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----
   Item 1 - Financial Statements (Unaudited)

     Balance Sheets - March 31, 1998
       and December 31, 1997                                                1

     Statements of Operations                                               2

     Statements of Changes in Stockholders' Deficit                         3

     Statements of Cash Flows                                               4

     Notes to Financial Statements                                        5 - 7

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                            8

PART II - OTHER INFORMATION                                               9 - 10



SIGNATURES                                                                  11

PART I
 Item 1

                               EAGLE BANCORP, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                                   March 31,              December 31,
                                                                                    1998                    1997
                                                                                  ----------              ------------
Cash and cash equivalents                                                         $10,111,309             $    7,214

Leasehold improvements                                                                 24,140                      -

Equipment - net                                                                         3,484                  3,832

Deposits                                                                               23,750                      -
                                                                                  -----------             ----------
      TOTAL ASSETS                                                                $10,162,683             $   11,046
                                                                                  ===========             ==========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES:
  Accounts payable and accrued expenses                                           $    25,941             $   43,249
  Common stock subscription funds                                                   9,934,300                      -
  Payable to organizers                                                               470,000                130,000
                                                                                  -----------             ----------
      Total liabilities                                                            10,430,241                173,249
                                                                                  -----------             ----------

STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par, 5,000,000 shares
    authorized, no shares issued and outstanding                                            -                      -
  Preferred stock, $.01 par, 1,000,000 shares
    authorized, no shares issued and outstanding                                            -                      -
  Surplus                                                                                   -                      -
  Deficit                                                                            (267,558)              (162,203)
                                                                                  -----------             ----------
      Total stockholders' deficit                                                    (267,558)              (162,203)
                                                                                  -----------             ----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIT                                                                   $10,162,683             $   11,046
                                                                                  ===========             ==========

                               EAGLE BANCORP, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                           For the Period from         For the Period from
                                                   Three Months             October 28, 1997            October 28, 1997
                                                       Ended                (Date of Inception)         (Date of Inception)
                                                  March 31, 1998          to December 31, 1997         to March 31, 1998
                                                  --------------          --------------------       -------------------
REVENUES - Interest income                           $   23,446                $         -                   $   23,446
                                                     ----------                -----------                   ----------
EXPENSES:
  Depreciation                                              348                        348                          696
  Filing fees                                             1,356                     18,354                       19,710
  Interest                                                5,082                      1,056                        6,138
  Legal                                                  13,888                     77,892                       91,780
  Accounting                                              2,000                          -                        2,000
  Payroll taxes and employee benefits                     6,068                      6,358                       12,426
  Salaries                                               66,696                     51,912                      118,608
  Other                                                  33,363                      6,283                       39,646
                                                     ----------                -----------                   ----------
      Total expenses                                    128,801                    162,203                      291,004
                                                     ----------                -----------                   ----------

LOSS BEFORE INCOME TAX BENEFIT                         (105,355)                  (162,203)                    (267,558)
                                                     ----------                -----------                   ----------
INCOME TAX BENEFIT                                            -                          -                            -
                                                     ----------                -----------                   ----------
NET LOSS                                             $ (105,355)               $  (162,203)                  $ (267,558)
                                                     ==========                ===========                   ==========

                               EAGLE BANCORP, INC.
                          (A Development Stage Company)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                     Common
                                                                      Stock             Surplus             Deficit
                                                                  ------------        ----------           ---------

BALANCES AT OCTOBER 28, 1997                                      $     -                 $    -              $       -


  Net loss                                                              -                      -               (162,203)
                                                                  ----------              ---------           ---------


BALANCES AT DECEMBER 31, 1997                                           -                      -               (162,203)


  Net loss                                                              -                      -               (105,355)
                                                                 -----------              ---------           ---------


BALANCES AT MARCH 31, 1998                                        $     -                 $    -              $(267,558)
                                                                  ==========              =========           =========

                               EAGLE BANCORP, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                           For the Period from         For the Period from
                                                   Three Months             October 28, 1997            October 28, 1997
                                                       Ended                (Date of Inception)         (Date of Inception)
                                                  March 31, 1998          to December 31, 1997         to March 31, 1998
                                                  --------------          --------------------       -------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                                          $   (105,355)              $(162,203)                $  (267,558)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                             348                     348                         696
    (Decrease) increase in accounts payable
      and accrued expenses                               (17,308)                 43,249                      25,941
                                                    ------------             -----------                 -----------
         Net cash used in operating activities          (122,315)               (118,606)                   (240,921)
                                                    ------------             -----------                 -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Acquisition of equipment                                      -                  (4,180)                     (4,180)
 Increase in leasehold improvements                      (24,140)                      -                     (24,140)
 Increase in deposits                                    (23,750)                      -                     (23,750)
                                                    ------------             -----------                 -----------
         Net cash used in investing activities           (47,890)                 (4,180)                    (52,070)
                                                    ------------             -----------                 -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in payable to organizers                       340,000                 130,000                     470,000
 Increase in common stock subscription funds           9,934,300                       -                   9,934,300
                                                    ------------             -----------                 -----------
         Net cash provided by financing activities    10,274,300                 130,000                  10,404,300
                                                    ------------             -----------                 -----------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                     10,104,095                   7,214                  10,111,309

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                       7,214                       -                           -
                                                    ------------             -----------                 -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                      $ 10,111,309             $     7,214                 $10,111,309
                                                    ============             ===========                 ===========


Supplemental cash flows information:

  Interest payments                                 $          -             $         -                 $         -
                                                    ============             ===========                 ===========
  Income tax payments                               $          -             $         -                 $         -
                                                    ============             ===========                 ===========

                               EAGLE BANCORP, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the Company) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these financial statements be read in conjunction with the prospectus dated February 9, 1998.

2.   NATURE OF BUSINESS

     Eagle Bancorp, Inc. was incorporated on October 28, 1997 under the laws of the State of Maryland to operate as a bank holding company. It is intended that the Company will purchase all the shares of common stock to be issued by EagleBank (the "Bank"). An application to organize the Bank was filed with the Maryland Department of Financial Regulation on December 5, 1997. The Bank has not commenced operations and will not do so unless the public offering of stock by the Company is completed and the Bank meets the conditions of the Maryland Department of Financial Regulation to receive its charter authorizing it to commence operations as a commercial bank, and has obtained the approval of the FDIC to insure its deposit accounts.

3.   DEVELOPMENT STAGE COMPANY

     The Company is currently devoting substantially all of its efforts establishing a new banking business and raising capital, accordingly, the Company meets the criteria defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises."

4.   NEW ACCOUNTING PRONOUNCEMENTS

     Effective for periods ending after December 15, 1997, SFAS No. 128, "Earnings Per Share," is applicable for computing and presenting earnings per share (EPS) for entities, with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS, making them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This accounting pronouncement shall apply to the Company when and if common stock of the Company is issued. As of March 31, 1998, the Company had no shares of common stock outstanding.

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued in June 1997. This statement establishes standards for disclosing comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net income which is adjusted for items such as unrealized gains and losses on certain investment securities and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. For the period from October 28, 1997 (date of inception) through March 31, 1998 the Company had no components of other comprehensive income.

     Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, was issued in June 1997. This statement establishes standards for disclosing information about operating segments in financial statements. Operating segments are components of a business about which separate financial information is available that is evaluated by management in deciding how to allocate resources and in assessing performance. Management has not determined yet whether additional disclosure will be necessary under the requirements of SFAS No. 131. For year-end disclosure, this statement is effective for fiscal years beginning after December 15, 1997. Interim reporting disclosures would not be required in the first year of adoption, but would begin the first quarter immediately after the first year of providing year-end disclosures. For interim reporting, the preceding year's interim information must be presented on a comparative basis.

5.   CASH AND CASH EQUIVALENTS

     The Company defines cash and cash equivalents as cash on hand and short-term investments with original maturities of less than 90 days.

6.   COMMON STOCK SUBSCRIPTION FUNDS

     As a result of the Company's prospectus dated February 9, 1998, the Company, through an escrow agent, has been receiving subscriptions for the Company's common stock. These funds are invested in U.S. Treasury bills and repurchase agreements. If the Company or the Bank does not receive all necessary regulatory approvals, the subscription funds will be returned to the investors.

7.   PAYABLE TO ORGANIZERS

     Organizers of the Company have advanced an aggregate of $470,000 to pay certain organization expenses (principally legal fees, filing fees and salaries). These advances are to be repaid with interest at the prime rate from the proceeds of the common stock offering at the time the Company opens for business. One organizer has obtained a line of credit in the amount of $350,000 for the purpose of funding additional expenses of the Company through additional organizer advances. Organization expenses will be expensed as incurred.

8.   INCOME TAXES

     The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized, accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS

     Eagle Bancorp, Inc. (the "Company") is a proposed bank holding company which is, as of March 31, 1998, in the process of offering up to 1,200,000 shares of its common stock at a price of $10.00 per share (the "Offering"). As of March 31, 1998, the Company is devoting substantially all of its efforts to establishing a new banking business and raising capital and is therefore defined as a development stage company.

     As of March 31, 1998, neither the Company nor the Bank has commenced operations or engaged in any activities except those related to the organization of the Company and the Bank and raising capital. Such limited activities have been financed solely by advances, by certain organizers of the Company. One organizer has obtained a $350,000 line of credit from an unaffiliated bank, of which $225,000 has been drawn, for purposes of financing additional advances. All advances will be repaid from the proceeds of the Offering with interest at the prime rate, adjusted monthly. If the Offering is not completed, no other person or entity is obligated to repay the aggregate advances to the organizers. This temporary funding source is expected to be sufficient to meet the Company's needs until the sale of Shares pursuant to the Offering is completed.

     It is anticipated that the Bank will incur approximately $1.49 million in expenses in leasehold improvements for its three planned offices and in furniture, fixtures and equipment for such offices, including vaults, teller equipment, computer work stations, furniture for the branch lobbies and administrative offices, ATM units and other equipment. The Bank will contract its data processing requirements to an outside vendor. The Company had two full time employees at March 31, 1998, and expects to have twenty five employees at the Bank level after all three planned branches have opened.

SUBSCRIPTION FOR COMMON STOCK

     As of March 31, 1998, the Company has received $9,934,300 in subscription funds as a result of the Offering. These funds are invested in U.S. Treasury bills and repurchase agreements. If the Company or Bank does not receive all necessary regulatory approvals, the subscription funds will be returned to the investors.

RESULTS OF OPERATIONS

     The Company reported a net loss of $(105,355) for the quarter ended March 31, 1998. From date of inception to March 31, 1998 the Company reports a cumulative loss of $(267,558). The loss is attributable primarily to start-up costs associated with filing fees, legal fees and salary expenses. The Company did earn $23,446 in interest income from the subscription funds during the first quarter of 1998.

                               EAGLE BANCORP, INC.

                           PART II - OTHER INFORMATION










Item 6 - Exhibits

      A.  Exhibits

           (27) Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.



Date: April 28, 1998               By:  /s/ Ronald D. Paul
     -------------------------         -----------------------------------------
                                         Ronald D. Paul, President and Treasurer
                                         (Principal Executive, Finaacial and
                                          Accounting Officer)