Form 10QSB
period 1998-06-30
EAGLE BANCORP INC
filed 1998-08-13
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(MARK ONE)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______ to______

                        Commission File Number 333-42083
             ------------------------------------------------------

                               EAGLE BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                           52-2061461
-------------------------------                          --------------------
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

 7815 Woodmont Avenue, Bethesda, Maryland                        20814
------------------------------------------                  --------------
  (Address of principal executive offices)                    (Zip Code)

                                 (301) 986-1800
              ------------------------------------------------------
             (Registrant's telephone number, including area code)


             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x      No
   -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of August 10, 1998, registrant had outstanding 1,650,000 shares of Common Stock.

EAGLE BANCORP, INC.

FORM 10-QSB

                                                  INDEX
----------------------------------------------------------------------------------------------------------------




PART I - FINANCIAL INFORMATION                                                                              PAGE


   Item 1 - Financial Statements (Unaudited)


     Balance Sheets - June 30, 1998
       and December 31, 1997                                                                                  1


     Statements of Operations - Three and Six Months Ended June 30, 1998                                      2


     Statements of Cash Flows - Six Months Ended June 30, 1998                                                3


     Notes to Financial Statements                                                                          4 - 5


     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                                              6



PART II - OTHER INFORMATION                                                                                 7 - 8



SIGNATURES                                                                                                    9

PART I
 Item 1

                               EAGLE BANCORP, INC.

                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                              June 30,               December 31,
                                                                               1998                     1997
                                                                              --------               ------------
Cash and cash equivalents                                                  $ 15,734,447             $      7,214

Leasehold improvements                                                          189,903                        -

Equipment - net                                                                 656,168                    3,832

Security deposits                                                                30,826                        -

Prepaid expenses                                                                120,204                        -
                                                                           ------------             ------------

      TOTAL ASSETS                                                         $ 16,731,548             $     11,046
                                                                           ============             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable and accrued expenses                                    $    637,685             $     43,249
  Payable to organizers                                                               -                  130,000
                                                                           ------------             ------------

      Total liabilities                                                         637,685                  173,249
                                                                           ------------             ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par, 5,000,000 shares
    authorized, 1,650,000 shares issued and
    outstanding June 30, 1998                                                    16,500                        -
  Surplus                                                                    16,483,500                        -
  Deficit                                                                      (406,137)                (162,203)
                                                                           ------------             ------------
      Total stockholders' equity                                             16,093,863                 (162,203)
                                                                           ------------             ------------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                                             $ 16,731,548             $     11,046
                                                                           ============             ============

                               EAGLE BANCORP, INC.

                            STATEMENTS OF OPERATIONS

                                                               Six Months           Three Months
                                                                 Ended                  Ended
                                                             June 30, 1998         June 30, 1998
                                                             -------------         -------------
REVENUES - Interest income                                     $ 204,061              $ 180,615
                                                               ---------              ---------
EXPENSES:
  Depreciation                                                     1,896                  1,548
  Filing fees                                                      4,688                  3,332
  Interest                                                        15,699                 10,617
  Legal                                                           64,562                 50,674
  Accounting                                                       4,750                  2,750
  Payroll taxes and employee benefits                             28,982                 22,914
  Salaries                                                       191,072                124,376
  Other                                                          136,346                102,983
                                                               ---------              ---------

      Total expenses                                             447,995                319,194
                                                               ---------              ---------

LOSS BEFORE INCOME TAX BENEFIT                                  (243,934)              (138,579)

INCOME TAX BENEFIT                                                     -                      -
                                                               ---------              ---------

NET LOSS                                                       $(243,934)             $(138,579)
                                                               =========              =========


Earnings (loss) per share:

  Basic                                                        $       -              $       -
                                                               =========              =========

  Diluted                                                      $       -              $       -
                                                               =========              =========

                               EAGLE BANCORP, INC.

                             STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $  (243,934)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
    Depreciation                                                                  1,896

    Increase in accounts payable and accrued expenses                           594,436
    Increase in prepaid expenses                                               (120,204)
                                                                            -----------

       Net cash provided by operating activities                                232,194
                                                                            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment                                                     (654,232)
  Acquisition of leasehold improvements                                        (189,903)
  Increase in security deposits                                                 (30,826)
                                                                            -----------

       Net cash used in investing activities                                   (874,961)
                                                                            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in payable to organizers                                            (130,000)
  Issuance of common stock                                                   16,500,000

       Net cash provided by financing activities                             16,370,000
                                                                            -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    15,727,233

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  7,214
                                                                            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $15,734,447
                                                                            ===========

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the Company) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these financial statements be read in conjunction with the original and supplemental prospectus dated February 9, 1998 and May 13, 1998.

2.   NATURE OF BUSINESS

     Eagle Bancorp, Inc. was incorporated on October 28, 1997 under the laws of the State of Maryland to operate as a bank holding company. An application to organize the Bank was filed with the Maryland Department of Financial Regulation on December 5, 1997. As of June 30, 1998 EagleBank (the "Bank") had received regulatory approvals to open for business subject to a pre-opening review. The Company purchased all the outstanding shares of common stock of the Bank on July 20, 1998. The opening of the first office occurred on July 20, 1998 and the second office opened August 4, 1998.

3.   NEW ACCOUNTING PRONOUNCEMENTS

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

     Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued in June 1997. This statement establishes standards for disclosing comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net income which is adjusted for items such as unrealized gains and losses on certain investment securities and minimum pension liability adjustments. This statement is effective for fiscal years beginning after

     December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. For the six-month period through June 30, 1998, the Company had no components of other comprehensive income.

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

4.   CASH AND CASH EQUIVALENTS

     The Company defines cash and cash equivalents as cash on hand and short-term investments with original maturities of less than 90 days.

5.   INCOME TAXES

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

     Forward looking statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policiesand regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statements.

GENERAL

     Eagle Bancorp, Inc. (the "Company") is a proposed bank holding company, which on June 9, 1998 completed its efforts to raise capital and closed with in excess of $16,500,000. Subscriptions in excess of the maximum amount acceptable under the original and supplemental prospectus, dated February 9, 1998 and May 13, 1998, have been returned to the subscribers.

     As of June 30, 1998, EagleBank (the "Bank") had received regulatory approvals to open for business subject to a pre-opening review by the Maryland Department of Financial Regulation. The opening of the first office occurred on July 20, 1998 and a second office opened August 4, 1998. With the opening of the first office, the Company became a bank holding company with the purchase of 387,500 shares of Bank stock, capitalizing the Bank at $7,750,000.

     From the initial capitalization of the Company, loans and advances from organizers and an unaffiliated bank were repaid in the amounts of $190,000 and $350,000.

     It is currently anticipated that the Bank will invest approximately $2,345,000 in leasehold improvements for its three planned offices and in furniture, fixtures and equipment for such offices, including vaults, teller equipment, computer work stations, furniture for the branch lobbies and administrative offices, ATM units and other equipment. The Bank has contracted its data processing requirements to an outside vendor.

RESULTS OF OPERATIONS

     The Company reported net losses of $(138,579) and $(243,934) for the quarter and six months ended June 30, 1998. The losses are attributable primarily to start-up costs associated with filing fees, legal fees, salaries, rents and other related expenses necessary to complete the offering and prepare the Bank to do business. The Company did earn $180,615 in interest income from the subscription funds during the quarter and $204,061 for the six-month period.

     It is expected that the Bank will have losses during its start-up period and not break even for approximately eighteen months. Earnings from investments by the Company of capital not invested in the Bank will partially offset losses of the Bank and, on a consolidated basis, break-even could be at an earlier time.

                               EAGLE BANCORP, INC.

                           PART II - OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

       None.

ITEM 2            CHANGES IN SECURITIES

       None.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.           OTHER INFORMATION

       None.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

        A.  Exhibits

             (27) Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





EAGLE BANCORP, INC.



Date:    August 12, 1998                    By:   /s/ Ronald D. Paul
       ------------------------------------    ---------------------------------
                                               Ronald D. Paul, President





Date:    August 12, 1998                    By:   /s/ Wilmer L. Tinley
       ------------------------------------    ---------------------------------
                                                   Wilmer L. Tinley,
                                                   Chief Financial Officer