Form 10QSB
period 1998-09-30
EAGLE BANCORP INC
filed 1998-11-16
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                                       OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _______________

                        Commission File Number 333-42083

                               EAGLE BANCORP, INC
             (Exact name of registrant as specified in its charter)

           Maryland                                             52-2061461
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

 8101 Glenbrook Road, Bethesda, Maryland                           20814
(Address of principal executive offices)                       (Zip Code)

                                 (301) 986-9288
              (Registrant's telephone number, including area code)

                                       N/A

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

          As of September 30, 1998, registrant had 1,650,000 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

FORM 10-QSB

INDEX
-----

PART I - FINANCIAL INFORMATION                                          PAGE
                                                                        -----
   Item 1 - Financial Statements (Unaudited)

     Balance Sheets -September 30, 1998
       and December 31, 1997                                              1

     Statements of Operations                                             2

     Statements of Cash Flows                                             3

     Notes to Financial Statements                                        4

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          5

PART II - OTHER INFORMATION                                               7


SIGNATURES                                                                9

                               EAGLE BANCORP, INC.

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997



                                                  September 30,                  December 31,
                                                      1998                          1997
                                                  -------------                 -------------
                                                    ASSETS
Cash and due from banks                           $    494,574                 $     7,214
Federal funds sold                                   4,231,812
Investment securities available for sale            18,822,057
                                                 -------------
Loans                                                2,922,134
Less: allowance for credit losses                      (29,300)
                                                 --------------
    Loans, net                                       2,892,834
Premises and equipment, net                          1,521,073                       3,832
Other assets                                           295,524                           -
                                                 --------------               -------------

TOTAL ASSETS                                      $ 28,257,874                 $    11,046
                                                 --------------               -------------


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Demand deposits                                   $  1,269,008
Interest bearing deposits                           10,669,891
                                                 --------------
    Total deposits                                  11,938,899
Customer repurchase agreements                         682,761
Other borrowed money                                         -                 $   130,000
Other liabilities                                       82,653                      43,249
                                                 --------------               -------------
    Total liabilities                               12,704,313                     173,249


STOCKHOLDERS' EQUITY

Common stock, $.01 par, 5000,000 shares
   authorized, 1,650,000 issued (1998)
   no shares issued (1997)                              16,500
Surplus                                             16,483,500
Deficit                                               (930,490)                   (162,203)
Accumulated other comprehensive
    income (loss)                                      (15,949)                          -
                                                 --------------               --------------
    Total stockholders' equity                      15,553,561                    (162,203)
                                                 --------------               --------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                        $ 28,257,874                 $    11,046
                                                 --------------               -------------

                               EAGLE BANCORP, INC.

                            STATEMENTS OF OPERATIONS



                                                                 Three Months             Nine Months
                                                                     Ended                   Ended
                                                               September 30, 1998      September 30, 1998
                                                               ------------------      ------------------
INTEREST INCOME
Loans                                                            $     17,271              $     17,271
Securities available for sale                                         187,816                   391,877
Federal funds sold                                                     37,133                    37,133
                                                                ---------------           --------------
   Total interest income                                              242,220                   446,281

INTEREST EXPENSE
Deposits                                                               42,535                    42,535
Customer repurchase agreements                                          2,134                     2,134
Other borrowed money                                                        -                    15,699
                                                                ---------------          --------------
    Total interest expense                                             44,669                    60,368


NET INTEREST INCOME                                                   197,551                   385,913
Provision for credit losses                                            29,300                    29,300
                                                                ---------------           --------------
Net interest income after provision for credit losses                 168,251                   356,613

OTHER INCOME
Service charges and fees                                                4,858                     4,858
                                                                ---------------           --------------
    Total other income                                                  4,858                     4,858

OTHER EXPENSE
Salaries, wages and benefits                                          397,779                   617,833
Occupancy                                                              74,500                    74,500
Equipment                                                              20,329                    20,329
Data processing                                                        43,026                    43,026
Legal fees                                                              6,021                    70,583
Other expense                                                         155,807                   303,487
                                                                --------------            --------------
    Total other expense                                               697,462                 1,129,758

LOSS BEFORE INCOME TAX BENEFIT                                       (524,353)                 (768,287)
                                                                --------------            --------------
INCOME TAX BENEFIT                                                          -                         -

NET LOSS                                                          $  (524,353)              $  (768,287)
                                                                --------------            --------------
Earnings (loss) per share:
   Basic                                                          $     (0.32)             $      (1.12)
   Diluted                                                        $     (0.32)             $      (1.12)

                               EAGLE BANCORP, INC.

                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998



CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $    (768,287)
Adjustments to reconcile net loss to net
  cash used by operating activities:
  Provision for credit losses                                                          29,300
  Depreciation and amortization                                                         9,364

  Increase in accrued interest and
       other assets                                                                  (295,524)
  Increase in accrued expenses and
       other liabilities                                                               39,404
                                                                              ----------------
        Net cash used by operating activities                                        (985,743)
                                                                              ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities                             (54,095,098)
Proceeds from maturities of available for sale securities                          35,257,092

Increase in federal funds sold                                                     (4,231,812)
Net increase in loans                                                              (2,922,134)
Bank premises and equipment acquired                                               (1,526,605)
                                                                               ---------------

        Net cash used by investing activities                                     (27,518,557)
                                                                               ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase  in deposits                                                              11,938,899
Increase  in securities sold under agreement to repurchase                            682,761
Decrease in payable to organizers                                                    (130,000)
Issuance of common stock                                                           16,500,000
                                                                               --------------

         Net cash provided by financing activities                                 28,991,660
                                                                               --------------

NET INCREASE IN CASH                                                                  487,360

CASH AT BEGINNING OF PERIOD                                                             7,214

CASH AT END OF PERIOD                                                           $     494,574
                                                                               --------------

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

General - The financial statements of Eagle Bancorp, Inc. (the Company) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operation for the nine months ended September 30, 1998, are not necessarily indicative of the results of operations to be expected for the remainder of the year. It is suggested that these financial statements be read in conjunction with the original and supplemental prospectus dated February 9, 1998 and May 13, 1998.

2. NATURE OF BUSINESS

Eagle Bancorp, Inc. was incorporated on October 28, 1997 under the laws of the State of Maryland to operate as a bank holding company. An application to organize EagleBank (the Bank) was filed with the Maryland Department of Financial Regulation on December 5,1997. On July 20, 1998, the Company purchased all the outstanding shares of common stock of the Bank. On the same date the Bank opened its first office and a second office was opened August 4, 1998. A third (main office) is planned to be opened on November 9, 1998.

3. NEW ACCOUNTING PRONOUNCEMENTS

Effective for periods ending after December 15, 1997, SFAS No. 128, "Earnings Per Share," is applicable for computing and presenting earnings per share (EPS) for entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS, making them comparable to international EPS standards. It replaces the presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued in June 1997. This statement establishes standards for disclosing comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net income which is adjusted for items such as unrealized gains and losses on certain investment securities and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification statements for earlier periods provided for comparative purposes is required.

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

4. INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of exiting assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized, accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Forward looking statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, the year 2000 issue, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statement.

GENERAL

Eagle Bancorp, Inc. (the "Company") is a bank holding company, which on June 9, 1998 completed its efforts to raise capital and closed with in excess of $16,500,000. Subscriptions in excess of the maximum amount acceptable under the original and supplemental prospectus, dated February 9, 1998 and May 13, 1998, respectively, have been returned to the subscribers.

On July 20, 1998 the Company became a bank holding company by purchasing all of the common stock of EagleBank. EagleBank opened its first office on July 20, 1998 and a second office on August 4, 1998. The main office will be opened on November 9, 1998.

EagleBank was formed to serve the business community of Montgomery County, Maryland. The Bank has been well received and experienced growth since opening which has taken deposits almost $12 million at September 30, 1998.

RESULTS OF OPERATIONS

The Company reported net losses of $(524,353) and $(768,287) for the quarter and nine months ended September 30, 1998. The losses are attributable primarily to start-up costs associated with filing fees, legal fees, salaries, rents and other related expenses necessary to complete the offering and prepare the Bank to do business during the first six months. The loss for the quarter is related to operating costs of the Bank as it opened for business and developed its deposit base. These losses will be reduced as the Bank increases its deposit base and generates loan volume.

While the Bank is pleased with its deposit growth, ending two and one-third months with deposits at $11,938,899, lending activity has not been as strong as anticipated. The Bank's lending activity has generated $2,922,134. This is not up to expectations, however, the market is very competitive and the Bank is committed to maintaining a high quality portfolio which returns a reasonable market rate, which adequately compensates the Bank for the risks undertaken.

Although the Bank has developed what it believes to be a quality loan portfolio, it has contributed 1% to its allowance for credit losses. The Bank currently plans to maintain the allowance at a minimum of 1% of total loans, and to make adjustments following further evaluation as the portfolio develops and matures, and as economic conditions suggest. It is expected that the Bank will have losses during its start up period and not break even for approximately eighteen months. Earnings from investments by the Company of capital not invested in the Bank will partially offset losses of the Bank and, on a consolidated basis, breakeven could be at an earlier time.

YEAR 2000

The year 2000 ("Y2K") issue is the result of computer programs using two digits to define the year, rather than four. Therefore, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Timely and accurate data processing is essential to the operations of the Company.

The Company enjoys certain advantages as it addresses year 2000 issues. It is not encumbered embedded systems and programs purchased years ago, but has, and is installing new monitored and applications. The Bank's data processing is outsourced and the Bank is carefully its service provider to assure that it is meeting its schedule for full compliance.

Year 2000 was a major consideration in the selection of the Bank's data processing provider and has foremost in its consideration of other acquisitions of systems and applications. At the same time the Bank is actively testing its systems and requiring its vendors to show evidence of readiness for Y2K. As a result of the base from which the Company is commencing its operations, the Company believes that incremental costs related to Y2K compliance are not expected to be material to the financial performance of the Company.

The Bank is also working with customers to increase awareness in their business of the need for and importance of Y2K attention.

The Board of Directors of the Bank is active in its oversight of Y2K preparedness and regularly receives reports from management. The failure of the Company, its principal data processing provider, its customers, or of other service providers, including utilities and government agencies, to be year 2000 compliant in a timely manner could have a negative impact on the Company's business, including but not limited to an inability to provide accurate and timely processing of customer transactions, and delays in loan collection practices. The Company's belief that it, and its primary suppliers of data processing services, will be Y2K compliant, are based on a number of assumptions and on statements made by third parties, involve events and actions which may be beyond the control of the Company, and are subject to uncertainty. The Company also is not able to predict the effects, if any, on the Company, financial markets or society in general of the public's reaction to Y2K.

                            PART II OTHER INFORMATION

         ITEM 1   LEGAL PROCEEDINGS

                           None.

         ITEM 2   CHANGES IN SECURITIES

                           None.

         ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                           None.

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

         ITEM 5.  OTHER INFORMATION

                           None.

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           (27)   Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                                  EXHIBIT INDEX



         Exhibit No.       Description
         -----------       -----------

              27           Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




EAGLE BANCORP, INC.



Date:  November 13, 1998     By:  /s/ Ronald D. Paul
                                ------------------------------------------------
                                   Ronald D. Paul, President

Date:  November 13, 1998     By:  /s/ Wilmer L. Tinley
                                ------------------------------------------------
                                   Wilmer L. Tinley, Senior Vice President, CFO