Form 10KSB
period 1998-12-31
EAGLE BANCORP INC
filed 1999-03-30
CIK 1050441

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

 X Annual  report under Section 13 or 15(d) of the  Securities  Exchange Act of
---
1934

For the fiscal year ended December 31, 1998

   Transition report under Section 13 or 15(d) of the Securities Exchange Act of
---
1934

For the transition period from       to
                               -----    -----

Commission file number: 333-42083


                               Eagle Bancorp, Inc.
                 (Name of Small Business Issuer in its Charter)



             Maryland                                     52-1943477
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

                 7815 Woodmont Avenue, Bethesda, Maryland 20814
               (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number:  (301)  986-1800

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---
The issuer's revenues for the fiscal year ended December 31, 1998 were approximately $1,033,367

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of February 28, 1999 was approximately $13,691,540.

As of March 15, 1999, the number of outstanding shares of the Common Stock, $1.00 par value, of Eagle Bancorp, Inc. was 1,650,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  Description of Business.

         Eagle Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for a newly formed Maryland chartered commercial bank. The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. EagleBank, a Maryland chartered commercial bank which is a member of the Federal Reserve System, the Company's sole subsidiary, was chartered as a bank and commenced banking operations on July 20, 1998. The Bank operates from three southern Montgomery County offices located in Rockville, Bethesda and Silver Spring, Maryland.

         The Bank operates as a community bank alternative to the superregional financial institutions which dominate its primary market area. The cornerstone of the Bank's philosophy is to provide superior, personalized service to its customers. The Bank focuses on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs in a proactive, personalized fashion.

         In June 1998, the Company completed its initial offering of shares of its common stock, $.01 par value ("Common Stock"), with the sale of 1,650,000 shares of Common Stock, the maximum number offered, at a price of $10.00 per share, for total proceeds of $16,500,000. After expenses of the offering, the Company received net proceeds of $16,399,587. The Company initially capitalized the Bank with $7,750,000 of the proceeds of the offering.

         Description of Services. The Bank offers full commercial banking services to its business and professional clients as well as complete consumer banking services to individuals living and/or working in the service area. The Bank emphasizes providing commercial banking services to sole proprietorships, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the Bank's primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves.

         The Bank, is developing a loan portfolio consisting primarily of business loans with variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally be for commercial purposes and are structured using fixed rates which adjust in three to five years, with maturities of five to ten years. Consumer loans are made on the traditional installment basis for a variety of purposes.

         All new business customers are screened to determine, in advance, their credit qualifications and history. This practice permits the Bank to respond quickly to credit requests as they arise.

         In general, the Bank offers the following credit services:

         1) Commercial loans for business purposes including working capital, equipment purchases, real estate, lines of credit, and government contract financing. Asset based lending and accounts receivable financing are available on a selective basis.

         2) Real estate loans, including construction loan financing, for business and investment purposes.

         3)       Traditional   general  purpose  consumer   installment   loans
                  including automobile and personal loans. In addition, the Bank offers personal lines of credit.

         4) Credit card services are offered through an outside vendor.

         The direct lending activities in which the Bank engages each carries the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in the Bank's primary market area have a significant impact on the Bank's and the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent the Bank makes fixed rate loans, general increases in interest rates will tend to reduce the Bank's spread as the interest rates the Bank must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

         Deposit services include business and personal checking accounts, NOW accounts, and a tiered savings/Money Market Account basing the payment of interest on balances on deposit. Certificates of Deposits are offered using a tiered rate structure and various maturities. The acceptance of brokered deposits is not a part of the current strategy. A complete IRA program is available.

         Other services for business accounts include cash management services such as PC banking, sweep accounts, repurchase agreements, lock box, and account reconciliation, credit card depository, safety deposit boxes and Automated
Clearing House origination. After hours depositories and ATM service are also available.

         Source of Business. Management believes that the market segments which the Bank targets, small to medium sized businesses and the consumer base of the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and personal service that form the basis for the Bank's business development strategies. The Bank provides services from its strategically located main office in Bethesda, Maryland, and branches in Rockville and Silver Spring, which it believes complement the needs of the Bank's existing and potential customers, and provide prospects for additional growth and expansion. Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Company plans for the Bank to establish additional branch offices over the next two years. There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

         The Bank has capitalizes upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to establish the Bank's initial customer base. To introduce new customers to the Bank, reliance is placed on aggressive officer-originated calling programs and director, customer and shareholder referrals.

         The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Bank's marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those attendant to loans to larger companies. Management of the Bank carefully evaluates all loan applications and attempts to minimize its credit risk exposure by use of thorough loan application, approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.

         In addition to holding all of the capital stock of the Bank, the Company holds investments in securities and loan participation purchased from the Bank or other financial institutions.

Employees

         At February 28, 1999, that Bank employed thirty persons on a full time basis, four of which are senior officers of the Bank. Except for the Chairman of the Board of Directors and the President of the Company, the Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, a 401k plan, life and long term disability insurance for substantially all full time employees. The Company has proposed for shareholder approval an incentive stock option plan for key employees of the Company and Bank.

Market Area and Competition

         Location and Market Area. The Bank's main office and the headquarters of the Company and the Bank is located at 7815 Woodmont Avenue, Bethesda, Maryland 20814. The Bank has two branches, located at 110 North Washington Street, Rockville, Maryland, and 8677 Georgia Avenue, Silver Spring Maryland.

         The primary service area of the Bank is Montgomery County, Maryland, with a secondary market area in the Washington D.C. RMA, particularly Washington D.C., Prince George's County in Maryland, and Arlington and Fairfax Counties in Virginia. The Washington, D.C. area attracts a substantial federal workforce as well as supporting a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants.

         Montgomery County, with a total population of about 840,000, represents the second largest suburban employment center in the Washington, D.C. area, with approximately 470,000 jobs in 1996, and an unemployment rate below the national average. While government employment provides a significant number of jobs, over 80% of the jobs in the county involve private employers. Almost half of the county's employment is located in the Bethesda, Rockville, North Bethesda area in which the Bank will be located. Much of the job growth and development is located in that area and in the nearby I-270 technology corridor.

         Household income for Montgomery County in 1996 was established at $106,950 compared to a national average for similar counties of $67,090. Per capita income of $38,400 similarly exceeded the national average of $24,730.

         Competition. Deregulation of financial institutions and holding company acquisitions of banks across state lines has resulted in widespread, fundamental changes in the financial services industry. This transformation, although occurring nationwide, is particularly intense in the greater Washington, D.C. metropolitan area because of the changes in the area's economic base in recent years and changing state laws authorizing interstate mergers and acquisitions of banks, and the interstate establishment or acquisition of branches.

         In Montgomery County, Maryland, competition is exceptionally keen from large banking institutions headquartered outside of Maryland. In addition, the Bank competes with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank. Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

Regulation

         The following summaries of statutes and regulations affecting bank holding companies do not purport to be complete discussions of all aspects of such statutes and regulations and are qualified in their entirety by reference to the full text thereof.

         The Company. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the "Act") and is subject to supervision by the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

         The Act requires approval of the Federal Reserve Board for, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act also generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law, but if the bank is at least 5 years old, the Federal Reserve Board may approve the acquisition.

         With certain limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in, a company that engages in activities which the Federal Reserve Board has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the Federal Reserve Board is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern. Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include making or servicing loans, performing certain data processing services, acting as a fiduciary or investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to the Company or any other subsidiary of the Company; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

         The Bank. The Bank, as a Maryland chartered commercial bank which is a member of the Federal Reserve System (a "state member bank") and whose accounts will be insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Maryland Department of Financial Institutions and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

         Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities. As a result of federal and state legislation, banks in the Washington D.C./Maryland/Virginia area can, subject to limited restrictions, acquire or merge with a bank in another of the jurisdictions, and can branch de novo in any of the jurisdictions. Additionally, legislation has been proposed which may result in non-banking companies being authorized to own banks, which could result in companies with resources substantially in excess of the Company's entering into competition with the Company and the Bank.

         Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of the bank's earnings. Thus, the earnings and growth of the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

         Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the"Riegle-Neal Act") by adopting a law after the date of enactment of the
Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

         The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states which specifically allow for such branching. The District of Columbia, Maryland and Virginia have all enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

         Capital Adequacy Guidelines. The Federal Reserve Board and the FDIC have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

         State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. These requirements apply to the Bank and will apply to the Company (a bank holding company) once its total assets equal $150,000,000 or more, it engages in certain highly leveraged activities or it has publicly held debt securities.

         Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available for sale" in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to
Section 8(a) of the Federal Deposit Insurance Act (the "FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

         Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

         An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

         A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital which has been raised and is imminently available for infusion into the Bank except for certain technical requirements which may delay the infusion for a period of time beyond the 90 day time period.

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan;
(iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or
(x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

         Regulatory Enforcement Authority. Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

ITEM 2.  Description of Property.

         The main office of the Bank and the executive offices of the Bank and the Company are located at 7815 Woodmont Avenue, Bethesda, Maryland, in a 12,000 square foot, two story masonry structure (plus basement), with parking. The Company leases the building under a five year lease which commences in April 1998, at an annual rent $142,500, subject to annual increase based on the CPI, not to exceed 4% per year. The Company has three five year renewal options, and an option to purchase the building at a price to be negotiated. The Silver Spring branch of the Bank is located at 8677 Georgia Avenue, Silver Spring,
Maryland and consists of 2,794 square feet. The property is occupied under a five year lease, commencing April 1998, at an annual rent of $55,878, subject to annual increase based on the CPI, plus additional rent relating to common area fees and taxes. The Company has one five year renewal option. The Rockville branch is located at 110 North Washington Street, Rockville, Maryland, and consists of 2,000 square feet. The property is occupied under a five year lease commencing April 1998, at an annual rent of $35,000, subject to annual increase based upon the CPI, with a minimum 3% annual increase, plus additional rent relating to common area fees and taxes. The Company has one five year renewal option.

         The Company believes that its existing facilities are adequate to conduct the Company's business.

ITEM 3.  Legal Proceedings.

         The Company is involved in routine legal proceedings in the ordinary course of its business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

         Market for Common Stock and Dividends. The Company's Common Stock is not traded on any organized exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market. As of February 28, 1999, three market makers offered to make a market in the Common Stock in the over the counter "bulletin board" market under the symbol "EGBN". No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter since the third quarter of 1998, during which the Company's initial public offering of shares was completed. These quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the Common Stock. The Company has been advised, and the reader should be aware, that the $15.00 high bid price during the fourth quarter of 1998 involved a trade of an odd lot of very few shares. As of December 31, 1998, there were 1,650,000 shares of Common Stock outstanding, held of record by approximately 684 shareholders.

          Period                       Low Bid                   High Bid
-------------------------      ----------------------      ---------------------
Third Quarter 1998                     $10.00                     $10.50
Fourth Quarter 1998                    $10.00                     $15.00

         Dividends. The Company has not paid any dividends to date. The payment of dividends by the Company will depend largely upon the ability of the Bank, its sole operating business, to declare and pay dividends to the Company, as the principal source of the Company's revenue, other than earnings on retained proceeds of the Company's initial offering of Common Stock, will initially be from dividends paid by the Bank. Dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank. It is anticipated that the Bank will incur losses during its initial phase of operations, and therefore, it is not anticipated that any dividends will be paid by the Bank or the Company for at least three years and in the foreseeable future. Even if the Bank and the Company have earnings in an amount sufficient to pay dividends, the Board of Directors may determine, and it is the present intention of the Board of Directors, to retain earnings for the purpose of funding the growth of the Company and the Bank.

         Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies.

         The Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. In 1985, the Federal Reserve Board issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve Board expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company's financial health, such as by borrowing. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.

         Recent Sales of Unregistered Shares.  None.

ITEM 6.  Management's Discussion and Analysis.

         This discussion and analysis provides an overview of the financial condition and results of operations of Eagle Bancorp, Inc. (Company) and EagleBank (Bank) for the year 1998. The Company was formed on October 28, 1997. In general, comparative discussion of the results of operations for the year ended December 31, 1997 and December 31, 1998 is not provided, as the Company had no operations other than organizational activity in 1997, and as such, comparisons do not provide accurate or meaningful information regarding the Company's financial position or results of operations.

         This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, the year 2000 issue, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements. The Company does not undertake to update any forward looking statements to reflect occurrences or events which may not have been anticipated as of the date of such statements.

         It is intended that this discussion and analysis help the readers in their analysis of the accompanying consolidated financial statements.

GENERAL

Eagle Bancorp, Inc. was incorporated under the general corporation laws of the State of Maryland, on October 28, 1997, and is headquartered in Bethesda, Maryland. The Company was formed to be a bank holding company as defined by the Federal Reserve System.

         On June 9, 1998 the Company closed its initial offering of shares of the Company stock, having received subscriptions for 1.65 million shares of common stock. Gross proceeds of the offering amounted to $16.5 million.

         On July 20, 1998, having received the required approvals from the State of Maryland and Federal Reserve System and been accepted for deposit insurance by the FDIC, EagleBank opened its first office in Rockville, Maryland. On that date the Company became a bank holding company by capitalizing the Bank with $7.75 million.

         On August 4, a second office was opened in Silver Spring and on November 9, the Bank's main office was opened at 7815 Woodmont Avenue, Bethesda. The Bank's main office also serves as the headquarters for the Company.

         EagleBank was formed to serve the business community of Montgomery County, Maryland, and contiguous areas. The accompanying financial information attests to the support the Bank has received from the community as deposit levels stood at nearly $35million at year end, after only five full months of operation.

RESULTS OF OPERATIONS

Overview

         The Company reported a net loss of $1,399,457 for the year ended December 31, 1998. The loss for the year is primarily attributable to start-up costs of the Company associated with filing fees, legal fees, salaries, rents and other related expenses necessary to complete the offering and prepare the Bank for business. These costs were incurred during the first six months of the year. During the last six months the Bank incurred expenses in excess of income as it geared up its operation to do business. These losses are expected to be reduced in the future as the Bank increases its deposit base and generates additional loan volume.

         The Bank ended the year with deposits at $34.6 million, in line with expectations, but lending activity was not as strong as anticipated. The Bank's lending activity generated $15.7million and the Company purchased $4.7million in participation loans to achieve a higher return than available from investment securities. The market is very competitive and the Bank is committed to maintaining a high quality portfolio which returns a reasonable market rate. The Company expects increased lending activity as the Bank's presence in the market is more widely known and as lending relationships come up for review. The lending staff has been active in contacting new prospects and getting the Bank's name into the community. Management believes that this will translate into increased lending activity and growth of a portfolio of quality loans, although there can be no assurance of this.

         The Bank plans to maintain the allowance for credit losses at an adequate level and ended the year with an allowance of 1% of outstanding loans, exclusive of a $4 million participation loans held by the Company for which no allowance is being maintained. The Bank plans to review and make adjustments as the portfolio is evaluated and economic conditions suggest.

         It was expected that the Bank would sustain losses during its start up period and not show an operating profit for any month for at least eighteen months after opening for business. Earnings from investments by the Company of capital not invested in the Bank will partially offset losses of the Bank and, on a consolidated basis, the Company may show a monthly profit earlier, although there can be no assurance of this.

Net Interest Income and Net Interest Margin

         Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments, interest bearing deposits and customer repurchase agreements and other borrowings make up the cost of funds. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources along with the changes in yields earned and rates paid, determine changes in net interest income.

         The net interest income in 1998 was $733,226. The income from earning assets reflected in the financial statements includes interest earned on subscriptions held by the Company prior to the issuance of stock and opening of the Bank. Following its opening, the Bank realized strong deposit growth while loan generation lagged. As a result, a substantial portion of the Bank's income was generated by the investment portfolio which yields 3% to 5% less than loans in a mature loan portfolio.

         The distortions in an interest income analysis caused by the high level of capital with no funding costs and the Company's mix of assets and liabilities are evident when considering net interest spread and interest margin. Interest spread is the mathematical difference between the average interest earned on earning assets and interest paid on interest bearing liabilities. Interest margin represents the net interest yield on earning assets and is derived by dividing net interest income by average earning assets. In a mature financial institution the interest margin gives a reader better indicators of asset earning results when compared to peer groups or industry standards. Because the Bank was operational for only a little over five months during 1998, in conjunction with the relatively high capital levels, the Company does not compare favorably with peer bank holding companies.

         Throughout 1998 the Company and Bank operated in a stable to declining interest rate environment. This market characteristic is expected to continue through 1999 and the Bank expects that the shift in assets to higher yielding loans will have a positive impact on earnings. However, it is expected that this will also be a year of strong deposit growth which will make the challenge to deploy these funds somewhat greater.

         The following table reflects the average balances and rates of the various categories of the Company's assets and liabilities. It should be noted that the Company had assets and active operations for approximately six months only, while, the averages reflected below are based on the full 365 day year.



Average Balances, Interest Yields, and Rates, and Net Interest Margin

                                                              Year ended December 31, 1998
                                                              Average       Interest      Average
                                                              Balance                     Yield or
                                                                                            Rate
Assets
   Interest earning assets:
      Loans                                                     $ 3,128,193     $ 269,265       8.61%
      Investment securities                                      12,236,066       621,985       5.05%
      Federal funds sold and securities purchased under
         Agreement to resell                                      2,466,820       119,338       4.84%
                                                                 -----------   -----------      -----
Total interest-earning assets                                    17,831,079     1,010,588       5.67%

   Noninterest-earning assets:
      Cash and due from banks                                       657,374
      Premises and equipment                                        856,013
      Other assets                                                  129,942
      Less: Allowance for credit losses                            (12,880)
                                                                -----------
Total non interest-earning assets                                 1,630,449

TOTAL ASSETS                                                    $19,461,528
                                                                -----------

Liabilities and stockholders' equity
   Interest-bearing liabilities:
      Checking, money market accounts & savings                 $ 3,422,415     $ 121,222       3.54%
      Time deposits                                               2,326,219       119,942       5.16%
      Customer repurchase agreements                                560,958        20,499       3.65%
      Short-term borrowings                                         214,808        15,699       7.31%
                                                                 -----------   -----------      -----
      Total interest bearing liabilities                          6,524,400       277,362       4.25%


   Noninterest-bearing funding sources:
      Noninterest-bearing deposits                                  808,391
      Subscriptions                                               3,937,919
                                                                -----------
   Total noninterest-bearing funding sources                      4,746,310
                                                                -----------
   Total funding sources
                                                                 11,270,710

   Other liabilities                                                 67,965
Total liabilities                                               -----------
                                                                 11,338,675

Stockholders' equity                                              8,122,853

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                          $19,461,528             -
                                                                 -----------   -----------
Net interest income                                                              $ 733,226
                                                                               -----------
Net interest spread                                                                             1.42%

Net interest margin                                                                             4.11%


Provision for Credit Losses

         The provision for credit losses represents the expense recognized to fund the allowance for credit losses. This amount is based on many factors which reflect management's assessment of the risk in its loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, internal loan processes and capital adequacy of the Company and Bank.

         During the first year of operation, management has elected to maintain a reserve of 1% of outstanding loans. Based principally on current economic conditions, perceived asset quality and a strong capital position, the allowance is believed to be adequate. During 1999, as the portfolio grows and other determining factors become more relevant, management will employ a comprehensive review process to maintain the adequacy of the allowance.

         The present allowance is at less than 1% of outstanding loans because no provision is being made for $4 million in participation loans held by the Company. These loans, because of collateral considerations and underlying guarantees, are considered to be of minimal risk and therefore, no provision has been made for them.

Noninterest Income

         Noninterest income is exclusively from Bank operations and represents primarily service charge income and fees on deposit relationships. This source of income, at $22,779, was not a significant factor in 1998, however, as the account base grows and the Bank matures and finds additional sources of fee income non interest income will be a major contributor to the overall profitability of the Company.

Noninterest Expense

         Non interest expenses of $1,991,662 are characterized principally by expenses related to the start of the Company and Bank. All organization and start up costs associated with the Company and Bank have been expensed. These include legal, filing, and offering expense of the Company and filing and organization expense of the Bank plus salaries, start up supplies, advertising and customer conversion costs.

         A significant noninterest expense item is salaries and benefits at $1,087,236. The organizers determined that it was necessary to bring quality people to the Bank early and build a staff for growth. This was done and the staff is characterized by banking professionals who are experienced, energetic and known to the community. Through these people it is expected that the Company and Bank can realize its goal of building a strong profitable community bank in Montgomery County.

         A breakdown of other noninterest expenses is in the income statement and Note 9 to the Consolidated Financial Statements.

ASSET QUALITY

         In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the portfolio and earnings at the sacrifice of asset quality. This is evidenced by the level of outstanding loans which is below management's initial target. The philosophy of seeking quality credits while possibly forgoing income opportunities will continue.

         At year end the Bank had no loans delinquent beyond thirty days and no loans which management considered impaired. Nevertheless, as a reserve against potential unidentified quality problems in the portfolio, an allowance for credit losses has been provided at 1% of outstanding loans at the Bank level and a lesser amount for loans held by the Company as loan participations. No part of the allowance has been allocated to any individual loan or category of loans. During the coming year, as the portfolio grows and becomes more diversified, the Bank will implement a comprehensive evaluation process to assess the allowance. Based on its knowledge of the portfolio and current economic conditions, management believes that as of December 31, 1998, the allowance is adequate to absorb reasonably anticipated losses. The allowance maintained by the Company is less than 1% of total loans because no allowance is associated with $4 million of participation loans. These loans are well secured and have a discretionary "put" feature back to the originating bank.

         The activity in the allowance for credit losses is shown in the following schedule:

Allowance for credit losses
                                                   1998
                                                  -----
  Balance at beginning of year                   $  ---
  Provision for credit losses                   163,800
  Loan charged off                                  ---
  Recoveries                                      -----
                                                  -----
  Balance at end of year                       $163,800
                                               --------

         Other earning assets of the Company include primarily US Treasury and Agency securities with maturities not exceeding four years, except mortgage pass through securities with average expected lives of less than four but final maturities of up to thirty years. Federal funds sold also represent a significant earning asset. Funds are sold, on an unsecured basis, only to highly rated banks, in limited amounts in the aggregate and in limited amounts to any one bank individually.

LIQUIDITY MANAGEMENT

         Liquidity is a measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositors requirements for use of their funds. At EagleBank, sources of liquidity are made up of cash balances, due from banks, federal funds sold and short term securities. There are other sources of liquidity which at this time are not relied on by the Bank but as the Bank matures those sources will also be considered for liquidity.

         Because of the start up nature of the Bank, with a strong capital base, excellent deposit growth and slow loan growth, the liquidity position is strong. At year end, under the Bank's liquidity formula, it had $11.5 million of liquidity representing 26% of total Bank assets. The continued strong growth in deposits with sluggish loan growth and level interest rates will result in a high liquidity position. While it is desirable to be liquid, it has the effect of a lower interest margin as funds are not invested in loans but in short term investments which generally carry a lower yield.

INTEREST RATE RISK MANAGEMENT

         Banks and other financial institutions are dependent upon net interest income, the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities. In typical interest rate environments net interest income is maximized with longer maturing, higher yielding assets, being funded by lower yielding short term funds. This composition of assets and liabilities is profitable in stable or declining interest rate periods, however, when interest rates trend upward there can be a significant adverse impact on interest income. The current interest rate environment is stable with indications of declining rates. Management is, therefore, managing its rate risk with a negative GAP wherein repricable liabilities exceed repricable assets in the short term.

         GAP, a measure of the  difference in volume  between  interest  bearing assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repricable liabilities exceeds repricable assets in particular time periods. The Company has a negative GAP of 6.31% out to three months and a negative GAP out to twelve months.

         If interest rate were to rise, the Company's interest income and margin may be adversely effected. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and features of some of its assets. These factors have been thoroughly discussed with the Board of Directors ALCO (Asset Liability Committee) and management believes that current strategies are appropriate to current economic and interest rate trends. The negative GAP is carefully monitored and will be adjusted as conditions recommend.



(in thousands)

                                           0-3     Over 3-6    Over 6-12      Over
                                       Months      Months         Months   One Year        Total
Interest earning assets:
   Federal funds sold                  $  5,429    $      --    $     --    $     --     $  5,429
   Investments                            9,371          150       4,121       8,928       22,570
   Loans                                  5,643          119       4,698       9,688       20,148
                                       --------     --------    --------    --------     --------
      Total interest earning assets      20,443          269       8,819      18,616       48,147
                                       --------     --------    --------    --------     --------

Interest-bearing liabilities:
   NOW accounts                           3,664           --          --          --        3,664
   Money market & savings                16,902          159          --          --       17,061
   Time deposits                            617          291       7,935         966        9,809
   Customer repurchase agreements         2,305            -           -           -        2,305
                                       --------     --------    --------    --------     --------
     Total interest bearing
     liabilities                         23,488          450       7,935         966       32,839

CUMULATIVE GAP                        $ (3,045)    $ (3,226)   $ (2,342)    $ 15,308     $ 15,308
                                       ========     ========    ========    ========     ========
CUMULATIVE GAP TO
         TOTAL ASSETS                   (6.31)%       (6.20)%     (4.50)%      29.42%       29.42%




CAPITAL RESOURCES AND ADEQUACY

           The Company was successful in raising $16.5 million in capital to fund the Bank and other activities consistent with a bank holding company. The Company originally provided to the Bank $7.75 million in capital and subsequently added an additional $500 thousand during 1998 and in early 1999 increased its capital contribution to a total of $9.25 million. At December 31, 1998, the Bank exclusive of the Company, had a capital ratio of 32.0% well above regulatory guidelines. The Bank's Tier 1 risk based capital was 19.1% at December 31, 1998. The regulatory guideline is an 8% ratio and if an institution has a Tier 1 risk based ratio of at least 10% it is considered well capitalized.

         The Bank is currently well capitalized and the Company continues to have available as much as $7 million in additional capital to provide the Bank as it grows.

MARKET FOR COMMON STOCK

         Eagle Bancorp, Inc.'s common stock is traded inactively in the over the counter market and quoted on the Bulletin Board under the symbol EGBN. The following table sets forth the range of bid prices for the Company's stock during the two quarters of 1998, when the stock was available to trade. The Company has been advised, and the reader should be aware, that the $15.00 high in the 4th quarter, was a trade involving an odd lot of very few shares. The next highest bid during the 4th quarter was $10.50. The bid information was obtained from a market maker in the common stock, and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions.

Common Stock-EGBN

                                 1998

                           High           Low
                           ----           ---
    3rd quarter           $10.50        $10.00
    4th quarter           $15.00        $10.00

EARNINGS PER SHARE

         Generally accepted accounting principles reporting requires that earnings per share be stated based on the average number of shares outstanding. The financial statements show a loss of $1.61 per share, which is based on a weighted average number of shares outstanding of 867,945. The average number of shares is computed for the entire year while the actual shares of 1,650,000, were not considered issued until June 22, 1998, the date the Company broke escrow. Had the issued number of share been outstanding for the full year, the loss per share would have been shown at about half the reported amount.

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

         The Company enjoys certain advantages as it addresses year 2000 issues. It is not encumbered with embedded systems and programs purchased years ago, but has, and is installing, new monitored applications. The Bank's data processing is outsourced and the Bank is carefully reviewing its service provider to assure that it is meeting its schedule for full compliance.

         Year 2000 was a major consideration in the selection of the Bank's data processing provider and was foremost in its consideration of other acquisitions of systems and applications. At the same time the Bank is actively testing its systems and requiring its vendors to show evidence of readiness for Y2K. As a result of the base from which the Company is commencing its operations, the Company believes that incremental costs related to Y2K compliance are not expected to be material to the financial performance of the Company. Because all systems and services are new and were purchased Y2K compliant, the estimated cost of testing and reviewing is not expected to exceed $25,000.00.

         The Bank is also working with customers to increase awareness in their businesses of the need for and importance of Y2K attention.

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

ITEM 7. Financial Statements.

         The audited financial statements for the Company for the year ended December 31, 1998 are included herewith.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Eagle Bancorp, Inc.
Bethesda, Maryland



We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1998 and for the period from October 28, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Bancorp, Inc. as of December 31, 1998 and 1997, and the consolidated results of its operations and cash flows for the year ended December 31, 1998 and for the period from October 28, 1997 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Stegman & Company


Baltimore, Maryland

January 29, 1999



                                                       EAGLE BANCORP, INC.

                                                   CONSOLIDATED BALANCE SHEETS
                                                   DECEMBER 31, 1998 AND 1997

                                                             ASSETS

                                                                                        1998                       1997
                                                                                     ------------               ----------

Cash and due from banks                                                              $ 1,292,006                $  7,214
Federal funds sold                                                                     5,429,047                     -
Investment securities available for sale                                              22,569,699                     -
Loans (net of allowance for credit losses of $163,800)                                19,984,124                     -

Premises and equipment, net                                                            2,396,075                   3,832
Other assets                                                                             368,232                     -
                                                                                      ----------                --------

           TOTAL ASSETS                                                              $52,039,183                $ 11,046
                                                                                     ===========                ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Deposits:
      Noninterest-bearing demand                                                     $ 4,096,392            $        -
      Interest-bearing transaction                                                     3,664,012                     -
      Savings and money market                                                        17,061,269                     -
      Time, $100,000 or more                                                           5,621,543                     -
      Other time                                                                       4,187,677                     -
                                                                                      ----------                --------
           Total deposits                                                             34,630,893                     -
   Customer repurchase agreements                                                      2,304,694                     -
   Short-term borrowings                                                                  -                      130,000
   Other liabilities                                                                     154,101                  43,249
                                                                                      ----------                --------

           Total liabilities                                                          37,089,688                 173,249
                                                                                      ----------                --------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; authorized 5,000,000
      authorized, 1,650,000 issued (1998) no shares
      issued (1997)                                                                       16,500                     -
   Surplus                                                                            16,483,500                     -
   Accumulated deficit                                                                (1,561,660)               (162,203)
   Accumulated other comprehensive income                                                 11,155                     -
                                                                                      ----------                --------

           Total stockholders' equity                                                 14,949,495                (162,203)
                                                                                      ----------                --------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $52,039,183               $  11,046
                                                                                      ==========                ========



See notes to consolidated financial statements.


                                                         EAGLE BANCORP, INC.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                FOR THE YEAR ENDED DECEMBER 31, 1998
                                              AND FOR THE PERIOD FROM OCTOBER 28, 1997
                                               (DATE OF INCEPTION)TO DECEMBER 31, 1997


                                                                                               1998                    1997
                                                                                               ----                    ----
INTEREST INCOME:
   Interest and fees on loans                                                              $   269,265           $      -
   Taxable interest and dividends on investment securities                                     621,985                  -
   Interest on federal funds sold and securities purchased
     under agreement to resell                                                                 119,338                  -
                                                                                            ----------                --------

           Total interest income                                                             1,010,588                  -
                                                                                            ----------                --------

INTEREST EXPENSE:
   Interest on deposits                                                                        241,164                  -
   Interest on customer repurchase agreements                                                   20,499                  -
   Interest on short-term borrowings                                                            15,699                   1,056
                                                                                            ----------                --------

           Total interest expense                                                              277,362                   1,056
                                                                                            ----------                --------

NET INTEREST INCOME                                                                            733,226                  (1,056)

PROVISION FOR CREDIT LOSSES                                                                    163,800                  -
                                                                                            ----------                --------

NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES                                                                           569,426                  (1,056)
                                                                                            ----------                --------

NONINTEREST INCOME:
   Service charges on deposit accounts                                                           9,177                  -
   Other income                                                                                 13,602                  -
                                                                                            ----------                --------

           Total noninterest income                                                             22,779                  -
                                                                                            ----------                --------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                                            1,087,236                  58,270
   Premises and equipment expenses                                                             286,424                  -
   Stationery, printing and supplies                                                           110,971                     348
   Professional fees                                                                           100,077                  77,892
   Director and committee fees                                                                  54,200                  -
   Outside data processing                                                                      68,460                  -
   Other expenses                                                                              284,294                  24,637
                                                                                            ----------                --------

           Total noninterest expenses                                                        1,991,662                 161,147
                                                                                            ----------                --------

NET LOSS BEFORE INCOME TAX BENEFIT                                                          (1,399,457)               (162,203)

INCOME TAX BENEFIT                                                                               -                     -
                                                                                            ----------                --------

NET LOSS                                                                                   $(1,399,457)              $(162,203)
                                                                                            ==========                ========

LOSS PER SHARE:
   Basic                                                                                       $(1.61)                    $.00
   Diluted                                                                                     $(1.61)                    $.00

See notes to consolidated financial statements.



                                                         EAGLE BANCORP, INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                FOR THE YEAR ENDED DECEMBER 31, 1998
                                              AND FOR THE PERIOD FROM OCTOBER 28, 1997
                                              (DATE OF INCEPTION) TO DECEMBER 31, 1997





                                                                                              Accumulated
                                                                                                 Other             Total
                                               Common                       Accumulated       Comprehensive     Stockholders'
                                               Stock          Surplus         Deficit            Income             Equity
                                               -----          -------         -------            ------             ------
Balances at October 28, 1997                $    -       $        -      $         -            $   -         $         -

   Net loss                                      -                -              (162,203)          -                 (162,203)
                                            ---------         ---------        -----------       ---------            ---------


Balances at December 31, 1997                    -                -              (162,203)          -                 (162,203)


   Issuance of common stock                   16,500          16,483,500           -                -               16,500,000


   Net loss                                      -                -            (1,399,457)          -               (1,399,457)


   Other comprehensive income -
     Unrealized gain on investment
     securities available for sale               -                -                -                11,155              11,155
                                                                                                                      --------

       Total other comprehensive
         income (loss)                           -                -                -                -               (1,388,302)
                                            ---------         ---------        -----------       ---------          -----------

Balances at December 31, 1998                $16,500         $16,483,500      $(1,561,660)         $11,155         $14,949,495
                                            =========        ==========        ===========       =========          ===========



See notes to consolidated financial statements.


                                                         EAGLE BANCORP, INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEAR ENDED DECEMBER 31, 1998
                                              AND FOR THE PERIOD FROM OCTOBER 28, 1997
                                              (DATE OF INCEPTION) TO DECEMBER 31, 1997



                                                                                                   1998                1997
                                                                                                   ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                    $(1,399,457)          $(162,203)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Provision for credit losses                                                                  163,800              -
      Depreciation and amortization                                                                 58,895                 348
      Increase in accrued interest and other assets                                               (368,232)             -
      Increase in accrued expenses and other liabilities                                           110,852              43,249
                                                                                                -----------           ---------
           Net cash used in operating activities                                                (1,434,142)           (118,606)
                                                                                                -----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of available for sale investment securities                                       (85,904,444)             -
   Proceeds from maturities of available for sale securities                                    63,345,900              -
   Increase in federal funds sold                                                               (5,429,047)             -
   Net increase in loans                                                                       (20,147,924)             -
   Bank premises and equipment acquired                                                         (2,451,138)             (4,180)
                                                                                                -----------           ---------

           Net cash used in investing activities                                               (50,586,653)             (4,180)
                                                                                                -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                                                         34,630,893              -
   Increase in customer repurchase agreements                                                    2,304,694              -
   (Decrease) increase in short-term borrowings                                                   (130,000)            130,000
   Issuance of common stock                                                                     16,500,000              -
                                                                                                -----------           ---------

           Net cash provided by financing activities                                            53,305,587             130,000
                                                                                                -----------           ---------

NET INCREASE IN CASH                                                                             1,284,792               7,214

CASH AND DUE FROM BANKS AT
   BEGINNING OF PERIOD                                                                               7,214              -
                                                                                                -----------           ---------

CASH AND DUE FROM BANKS AT
   END OF PERIOD                                                                               $ 1,292,006           $   7,214
                                                                                                ==========            ========
        Supplemental cash flows information:
   Interest paid                                                                                  $222,110           $   1,056

                                                                                                ==========            ========
       See notes to consolidated financial statements.



                               EAGLE BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                    AND FOR THE PERIOD FROM OCTOBER 28, 1997
                    (DATE OF INCEPTION) TO DECEMBER 31, 1997


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The consolidated financial statements include the accounts of Eagle Bancorp, Inc. (the "Company") and its subsidiary, EagleBank (the "Bank") with all significant intercompany transactions eliminated. The investment in subsidiary is recorded on the Company's books on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices in the banking industry.

            Nature of Operations

                 The Company, through its bank subsidiary, provides domestic financial services primarily in Montgomery County, Maryland. The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products. From October 28, 1997 until July 20, 1998, when the Bank received regulatory approval, the Company was considered a development stage enterprise.

            Use of Estimates

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Investment Securities

                 The Company and Bank have elected to account for all investment securities as available for sale. Those securities are carried at estimated fair value. Unrealized gains and losses on investment securities available for sale, net of related deferred income taxes, are recognized as direct increases or decreases in stockholders' equity. The cost of investment securities sold is determined using the specific identification method.

            Loans

                 Loans are stated at the principal amount outstanding, net of origination and costs fees. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Company's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Fees charged and costs capitalized for originating loans are being amortized on the interest method over the term of the loan.

                 Management will consider loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal or interest payments become ninety days or more past due and they are placed on nonaccrual. Management also will consider the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer installment loans which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company's impairment on such loans is measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis.

            Allowance for Credit Losses

                 The allowance for credit losses represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level. Among the factors considered are lending risks associated with growth and entry into new markets, loss allocations for specific nonperforming credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, the Year 2000 issue, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Allowances for impaired loans are generally determined based on collateral values. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense.

                 Management believes that the allowance for credit losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the Bank's loan portfolio and allowance for credit losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

            Premises and Equipment

                 Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, except for leasehold improvements which are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred.

            Income Taxes

                 The Company uses the liability method of accounting for income taxes. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized, accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

            Net Income Per Common Share

                 Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year including any potential dilutive effects of common stock equivalents, such as options and warrants.

            New Accounting Standards

                 In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125), which provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets and extinguishments of liabilities. SFAS 125 is effective for transactions occurring after December 31, 1996, except for the provisions relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by SFAS 127, Deferral of the Effective Date of Certain Provisions of SFAS Statement No. 125, an amendment of SFAS 125. Adoption of SFAS 125 was not material; SFAS 127 was adopted as required in 1998 and did not have a material financial impact.

                 In June 1997, Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income (SFAS 130), was issued and establishes standards for reporting and displaying comprehensive income and its components. SFAS 130 requires comprehensive income and its components, as recognized under the accounting standard, to be displayed in a financial statement with the same prominence as other financial statements. The Company adopted the standard, as required, beginning in 1998. Adoption of this disclosure requirement did not have a material impact on the Company.

                 Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), also issued in June 1997, establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way the operating segments are determined, the products and services provided by the segments, and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. This standard is effective for years beginning after December 15, 1997. Adoption in interim financial statements is not required until the year after initial adoption, however, comparative prior period information is required. Operating segments are defined under the standard based on the availability and utilization of discrete financial information as well as the necessity for this discrete financial information to meet certain quantitative thresholds. Management believes that it has no components that qualify for reporting purposes as an operating segment under SFAS 131 for the year ended December 31, 1998.

2.    CASH AND DUE FROM BANKS

            Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. As a start-up bank EagleBank had no reserve requirements during 1998 but did maintain balances with the Federal Reserve in order to conduct business and partially compensate for services.

3.    INVESTMENTS AVAILABLE FOR SALE

            The  amortized   cost  and  estimated  fair  values  of  investments
available for sale at December 31, 1998 are as follows:


                                                                              Gross             Gross        Estimated
                                                            Amortized       Unrealized        Unrealized       Fair
                                                             Cost             Gains             Losses         Value
                                                             ----             -----             ------         -----
      U.S. Treasury securities                            $ 1,517,622      $    -             $(6,372)       $ 1,511,250
      U.S. Government Agency Securities                    20,538,750           14,542         -              20,553,292
      Federal Reserve Bank stock                              247,500           -              -                 247,500
      Other equity investment securities                      254,672            2,985         -                 257,657
                                                              -------            -----                           -------

                                                          $22,558,544          $17,527        $(6,372)       $22,569,699
                                                          ===========          =======        =======        ===========

            The amortized cost and estimated fair values of debt securities available for sale at December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                                  Available for Sale
                                                                                  ------------------
                                                                            Amortized         Fair
                                                                             Cost              Value
                                                                             ----              -----
      Amounts maturing:
        One year or less                                                   $12,578,407       $12,564,259
        After one year through five years                                    8,533,763         8,560,861
        After five years through ten years                                   1,191,702         1,186,922
      Investments in other equity securities                                   254,672           257,657

                                                                           $22,558,544       $22,569,699
                                                                           ===========       ===========


            There were no gains or losses from the sale of any investment securities during 1998.

            The weighted average yield of the investment portfolio at December 31, 1998 is as follows:

     One year or less                                              4.98%
     After one year through five years                             5.57%
     After five years through ten years                            6.50%
     Total weighted average yield exclusive
       of equity securities                                        5.29%

            All investment securities, other than equity securities, are fixed rate securities.

4.    LOANS AND ALLOWANCE FOR CREDIT LOSSES

            The Bank makes loans to customers primarily in Montgomery County, Maryland. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of amortized deferred fees, are summarized by type as follows:

            Commercial                                    $ 6,983,646
            Real estate                                    11,832,525
            Individual                                      1,323,620
            Other                                               8,133
                                                           ----------
                       Total loans                         20,147,924
                 Less allowance for loan losses               163,800
                                                           ----------
            Loans, net                                    $19,984,124
                                                           ==========
            Activity in the allowance for credit losses for the year ended December 31, 1998 is shown below:

            Balance at beginning of year                   $        -
            Provision for credit losses                       163,800
            Loan charge-offs                                        -
            Loan recoveries                                         -
                                                            ---------
            Balance at end of year                           $163,800
                                                            =========
            There were no loans which management considered impaired as of December 31, 1998 and for the year then ended.

5.    PREMISES AND EQUIPMENT

            Premises and equipment include the following:


                                                                                            December 31,
                                                                                            ------------
                                                                                   1998                   1997
                                                                                   ----                   ----
     Leasehold improvements                                                        $1,208,181              $    -
     Furniture and equipment                                                        1,246,789               4,180
       Less accumulated depreciation and amortization                                 (58,895)               (348)
                                                                                   -----------             ------
                 Total premises and equipment                                      $2,396,075              $3,832
                                                                                   ===========             ======

            The Company occupies banking and office space in three locations under noncancellable lease arrangements accounted for as operating leases. The initial lease periods range from 8 to 10 years and provide for one or more 5-year renewal options. The leases provide for percentage annual rent escalations and require that the lessee pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $178,560 in 1998. At December 31, 1998, future minimum lease payments under noncancellable operating leases having an initial term in excess of one year are as follows:

                 Years ending December 31:
                                1999                                 $  234,428
                                2000                                    235,570
                                2001                                    236,623
                                2002                                    240,565
                                2003                                    241,647
                                Thereafter                              605,625
                                                                     -----------

                                Total minimum lease payments         $1,794,458
                                                                     ===========
      6.    DEPOSITS

            Certificates of deposit in amounts of $100,000 or more and their remaining maturities at December 31, 1998 are as follows:

                 Three months or less                                 $  471,567
                 More than three months through six months             1,053,500
                 More than six months through twelve months            3,289,577
                 Over twelve months                                      806,899
                                                                      ----------

                                                                      $5,621,543
                                                                      ==========
            Interest expense on deposits for the year ended December 31, 1998 is as follows:

                 Interest-bearing transaction                          $ 23,694
                 Savings and money market                                97,547
                 Time, $100,000 or more                                  64,726
                 Other time                                              55,197

                                                                       $241,164

7.    CUSTOMER REPURCHASE AGREEMENTS

            Repurchase agreements are securities sold to the Bank's customers, at the customer's request, under a continuing "rollover" contract that matures in one business day. The underlying securities sold are U.S. Treasury notes or Federal agencies which are segregated in the Bank's Federal Reserve Bank account from the Company's other investment securities. The following table presents certain information for short-term borrowings:


                                                                                                Amount              Rate
                                                                                                ------              ----

            Securities sold under repurchase agreements:
              At year-end                                                                     $2,304,694     2.72%-4.41%
              Average for the year                                                               560,958          3.58%
              Maximum month-end balance                                                        5,505,264     2.72%-4.41%


            The Bank has commitments from correspondent banks under which it can purchase up to $1,240,000 in federal funds and secured reverse repurchase agreements on a short-term basis. No borrowings were outstanding under these arrangements during 1998.

8.    SHORT-TERM BORROWINGS

            During the period of organization, the organizers made direct loans and guaranteed a bank loan to the Company in the aggregate of $825,000 (direct loans $475,000, bank loan $350,000) including $130,000 in organizer direct loans outstanding on December 31, 1997. All loans were at prime and were paid in full on June 22, 1998 including interest costs of $15,699 in 1998 and $1,056 in 1997.

9.    OTHER EXPENSE

         Other expense included in the Consolidated Statements of Operations for the year ended December 31, 1998 includes the following:

                       Advertising                             $ 40,409
                       Customer checks                           22,920
                       Insurance                                 51,191
                       Telephone                                 31,006
                       Other                                    138,768
                                                               --------

                              Total other expenses             $284,294
                                                               ========

10.   INCOME TAXES

            Federal and state income tax expense (benefit) consist of the following:


                                                                                            Periods Ended December 31,
                                                                                            --------------------------
                                                                                          1998                 1997
                                                                                          ----                 ----

            Current federal income tax                                               $    -               $    -
            Current state income tax                                                      -                    -
            Deferred federal income tax expense (benefit)                                 -                    -
            Deferred state income tax expense (benefit)                                   -                    -
                                                                                    ---------            ----------
            Total income tax expense (benefit)                                      $     -              $     -
                                                                                    =========            ==========

            The following chart is a summary of the tax effect of temporary differences that give rise to significant portions of deferred tax assets:


                                                                                            Periods Ended December 31,
                                                                                            --------------------------
                                                                                          1998                 1997
                                                                                          ----                 ----

            Deferred tax assets:
              Allowance for loan losses                                                  $ 63,260          $   -
              Deferred loan fees and costs                                                 16,070              -
              Net operating loss carryforwards                                            531,534              25,240
                                                                                         --------          ----------
            Gross deferred tax assets                                                     610,864              25,240
              Less valuation allowance                                                   (558,288)            (25,240)
                                                                                         --------          ----------
            Total deferred tax assets                                                      52,576              -
                                                                                         --------          ----------


            Deferred tax liabilities:
              Tax on unrealized gain on securities available for sale                      (4,308)             -
              Premises and equipment                                                      (48,268)             -

            Net deferred income taxes                                                $      -             $   -
                                                                                       ==========           =========
            A  reconciliation  of the statutory  federal  income tax rate to the
Company's effective income tax rate follows:

                                                                                            Periods Ended December 31,
                                                                                            --------------------------
                                                                                         1998                   1997
                                                                                         ----                   ----

            Statutory federal income tax rate                                           34.0%                   34.0%
            State income taxes, net of federal income tax benefit                        4.6                     4.6
            Valuation allowance                                                        (38.6)                  (38.6)
                                                                                     --------              ----------

            Effective tax rates                                                         .0%                     .0%
                                                                                     ========              ==========

           At December 31, 1998, the Company had approximately $1,376,000 in tax loss carryforwards, which expire in 2017 and 2018. Realization depends on generating sufficient taxable income before the expiration of the loss carryforwards. The amount of loss carryforward available for any one year may be limited if the Company is subject to the alternative minimum tax.

11.    EARNINGS PER COMMON SHARE

         The calculation of net income per common share for the year ended December 31, 1998 was based on an effective stock date as of June 22, 1998 as follows:

            Basic:
              Net loss (allocable to common stockholders)         $1,399,457

              Average common shares outstanding                      867,945

              Basic net loss per share                              $(1.61)

         Basic and diluted earnings per share are the same for the year ended December 31, 1998 because the inclusion of any common stock equivalents would have been antidilutive.

12.    RELATED PARTY TRANSACTIONS

            Certain directors and executive officers have loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 1998.

            Balance at January 1                               $      -
            Additions                                           250,691
            Repayments                                           21,254
                                                               --------
            Balance at December 31                             $229,437
                                                               ========

13.    STOCK OPTION PLAN

            Pending stockholder approval, the Board of Directors has adopted the Eagle Bancorp, Inc. 1998 Stock Option Plan (the "Plan"). The Plan provides for the granting of incentive and nonqualifying options to selected key employees and members of the Board on a periodic basis. Options for not more than 247,500 shares of common stock may currently be granted under the Plan. As of December 31, 1998, 133,000 incentive and nonqualifying options have been granted. The exercise of these options is subject to stockholder approval.

14.    LITIGATION

            In the normal course of business, the Company may become involved in litigation arising from banking, financial, and other activities. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition, operating results or liquidity.

15.    COMMITMENTS AND CONTINGENCIES

            In the normal course of business, the Company incurs certain commitments and contingent liabilities, that are not reflected in the accompanying consolidated financial statements. These off balance sheet items include various commitments to extend credit and standby letters of credit. No material losses are expected to result from these transactions.

            Outstanding loan commitments and lines and letters of credit at December 31, 1998 are as follows:

            Loan commitments                                          $1,675,000
            Unused lines of credit                                     5,784,000
            Letters of credit                                            819,000

            Because most of the Company's business activity is with customers located in the Washington, D.C. metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, and, as such, its performance will be influenced by the economy of the region.

16.    REGULATORY MATTERS

            The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

            Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

         The actual capital amounts and ratios for the Bank are presented in the table below:



                                                                                                         To Be Well
                                                                                                      Capitalized Under
                                                                        For Capital                   Prompt Corrective
                                            Actual                     Adequacy Purposes             Action Provisions
                                            ------                     -----------------             -----------------
In thousands                             Amount       Ratio                   Ratio                        Ratio
                                         ------       -----                   -----                        -----
As of December 31, 1998:
   Total capital (to risk-weighted
      assets) -
      EagleBank                         $6,921        19.1%                    8.0%                        10.0%

   Tier I capital (to risk weighted
      assets) -
      EagleBank                          6,921        19.1%                   4.0%                          6.0%

   Tier I capital (to average
      assets)   -
      EagleBank                          3,394        32.0%                   3.0%                          5.0%






17.   PARENT COMPANY FINANCIAL INFORMATION

            Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:


                                                  CONDENSED BALANCE SHEETS
                                                 DECEMBER 31, 1998 AND 1997



                                                                                         1998                       1997
                                                                                         ----                       ----
ASSETS:
   Cash                                                                              $     76,427                $   7,214
   Investment securities available for sale                                             3,194,982                   -
   Loans, net of allowance for credit losses of $6,800                                  4,682,800                   -
   Investment in subsidiary                                                             6,921,199                   -
   Other assets                                                                            84,106                    3,832
                                                                                     ------------                 --------
            TOTAL ASSETS                                                             $ 14,959,514                $  11,046
                                                                                     ============                 ========

LIABILITIES:
   Accounts payable                                                                  $      9,147                $  43,249
   Short-term borrowing                                                                    -                       130,000
                                                                                     ------------                 --------

            Total liabilities                                                               9,147                  173,249
                                                                                     ------------                 --------


STOCKHOLDERS' EQUITY:
   Common stock                                                                            16,500                   -
   Surplus                                                                             16,483,500                   -
   Accumulated deficit                                                                 (1,561,660)                (162,203)
   Accumulated other comprehensive income                                                  12,027                   -
                                                                                     ------------                 --------

            Total stockholders' equity                                                 14,950,367                 (162,203)
                                                                                     ------------                 --------

            TOTAL LIABILITIES AND STOCK-
               HOLDERS' EQUITY                                                        $14,959,514                $  11,046
                                                                                     ============                 ========



                                                   CONDENSED STATEMENTS OF INCOME
                                                FOR THE YEAR ENDED DECEMBER 31, 1998
                                              AND FOR THE PERIOD FROM OCTOBER 28, 1997
                                              (DATE OF INCEPTION) TO DECEMBER 31, 1997



                                                                                          1998                     1997
                                                                                          ----                     ----
INCOME - Interest income                                                             $    450,387            $      -
                                                                                     ------------                 --------

EXPENSES:
   Salaries and employee benefits                                                         226,475                   58,270
   Interest expense                                                                        15,699                    1,056
   Rent expense                                                                            52,721                   -
   Legal and professional                                                                  83,755                   77,892
   Directors' fees                                                                         21,500                   -
   Other                                                                                  120,893                   24,985
                                                                                     ------------                 --------

            Total expenses                                                                521,043                  162,203
                                                                                     ------------                 --------

LOSS BEFORE INCOME TAX BENEFIT AND
   EQUITY IN UNDISTRIBUTED LOSS OF
   SUBSIDIARY                                                                             (70,656)                (162,203)

INCOME TAX BENEFIT                                                                         -                        -
                                                                                     ------------                 --------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
   LOSS OF SUBSIDIARY                                                                     (70,656)                (162,203)

EQUITY IN UNDISTRIBUTED LOSS OF SUBSIDIARY                                             (1,328,801)                  -
                                                                                     ------------                 --------

NET LOSS                                                                              $(1,399,457)               $(162,203)
                                                                                     ============                 ========



                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                FOR THE YEAR ENDED DECEMBER 31, 1998
                                              AND FOR THE PERIOD FROM OCTOBER 28, 1997
                                              (DATE OF INCEPTION) TO DECEMBER 31, 1997



                                                                                          1998                      1997
                                                                                          ----                      ----
NET LOSS                                                                              $(1,399,457)               $(162,203)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
   Provision for credit losses                                                              6,800                    -
   Depreciation                                                                            -                           348
   Equity in undistributed loss of subsidiary                                           1,328,801                   -
   Increase in other assets                                                               (80,274)                  -
   (Decrease) increase in accounts payable                                                (34,102)                  43,249
                                                                                     ------------                 --------

            Net cash used in operating activities                                        (178,232)                (118,606)
                                                                                     ------------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                                                -                        (4,180)
   Net increase in loans                                                               (4,689,600)                  -
   Net increase in investment securities available for sale                            (3,182,955)                  -
   Investment in subsidiary                                                            (8,250,000)                  -
                                                                                     ------------                 --------

            Net cash used in investing activities                                     (16,122,555)                  (4,180)
                                                                                     ------------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                            16,500,000                   -
   Short-term borrowings                                                                 (130,000)                 130,000
                                                                                     ------------                 --------

            Net cash provided by financing activities                                  16,370,000                  130,000
                                                                                     ------------                 --------

NET INCREASE IN CASH                                                                       69,213                    7,214

CASH AT BEGINNING OF PERIOD                                                                 7,214                   -
                                                                                     ------------                 --------

CASH AT END OF PERIOD                                                               $      76,427               $    7,214
                                                                                     ============                 ========


ITEM 8.  Changes in and Disagreements with Accountants.

         None.

                                    Part III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The Company's Bylaws provide that the number of Directors of the Company shall be fixed from time to time by the Board of Directors but shall not be less than 3 nor more than 25. The Board has fixed the current number of Directors at 4. The Bylaws may be amended by action of the Board of Directors. All of the Company's current Directors were duly elected or appointed to the Board and will continue to serve as Directors until their successors are elected and qualified.

         Set forth below is a description of the principal occupation and business experience of each of the directors and executive officers of the Company. Except as expressly indicated below, each person has been engaged in his principal occupation for at least five years.

                  Leonard L. Abel. Until retiring in 1994, Mr. Abel was partner-in-charge of the certified public accounting firm of Kershenbaum, Abel, Kernus and Wychulis, Rockville, Maryland with which he served for forty five years. From October, 1996, until resigning in September 1997, Mr. Abel was a member of the Board of Directors of F&M National Corporation (NYSE) and its wholly owned subsidiary, F&M Bank - Allegiance, Bethesda, Maryland, and prior to that time was Chairman of the Board of Allegiance Bank, N.A. (collectively with F&M Bank - Allegiance, "Allegiance") and its holding company Allegiance Banc Corporation, from their organization until their acquisition by F&M National Corporation. Mr. Abel was also Chairman of the Board of Directors of Central National Bank of Maryland from 1968 until its acquisition in 1985 by Citizens Bank of Maryland (now Crestar Bank).

                  Eugene F. Ford, Sr. Mr. Ford is engaged in the business of property management and development as Chairman of Mid-City Financial Corporation, an apartment developer, of which he was also president until 1995. He is Chairman of the Community Preservation and Development Corporation, a non-profit organization in the business of preserving public purpose housing complexes and providing social program support for residents thereof. Mr. Ford was Chairman of Second National Federal Savings Bank, Salisbury, Maryland, a federal savings association closed by the Office of Thrift Supervision in 1992, and its holding company. Through his ownership of Mid-City Financial, Mr. Ford is the largest owner of assisted housing units in Maryland and the Washington metropolitan area. Mr. Ford has received numerous awards for his work in the housing development field.

                  William A. Koier. Mr. Koier is a private investor involved in the ownership, development and management of real estate properties, as well as investment in debt and equity instruments. Mr. Koier served as a director of Allegiance 1989 until October 1997, and Allegiance Banc Corporation from 1989 until its acquisition. He also served as a director of Central National Bank of Maryland until its acquisition by Citizens Bank of Maryland (now Crestar Bank).

                  Ronald D. Paul. Mr. Paul is President of Ronald D. Paul Companies, which is engaged in the business of real estate development and management activities. Mr. Paul is also active in private investments. Mr. Paul was a director of Allegiance from 1990 until September 1997, and a director of Allegiance Banc Corporation from 1990 until its acquisition, including serving as Vice Chairman of the Board of Directors from 1995. Mr. Paul is also active in various charitable organizations, including serving as Vive Chairman of the Board of Directors of the National Kidney Foundation from 1996 to 1997.

                  Thomas D. Murphy. Mr. Murphy, the Executive Vice President - Chief Operating Officer of the Bank, served at Allegiance from September 1994, including as Executive Vice President and Chief Operating Officer from December 1995 until November 1997. Prior to his service at Allegiance, he served in the same position at First Montgomery Bank from August 1991 until its acquisition by Sandy Spring National Bank of Maryland in December 1993, and he served as a Vice President of that organization until September 1994. Mr. Murphy has 28 years experience in the commercial banking industry.

                  Susan G. Riel. Ms. Riel, Senior Vice President - Senior Operations Officer of the Bank., previously served as Executive Vice President - Chief Operating Officer of Columbia First Bank, FSB from 1989 until that institution's acquisition by First Union Bancorp in 1995. Ms. Riel has over 22 years of experience in the commercial banking industry.

                  Wilmer L. Tinley. Mr. Tinley, Senior Vice President and Chief financial Officer of the Company and the Bank since June 1998, operated his own tax, accounting and business services company from 1992 through 1998. Prior to that time, he served as the president and Chief executive officer of Montgomery National Bank (later Allegiance) from its organization in 1987, until 1992.

                  H. L. Ward. Mr. Ward, the President and Chief Executive Officer of the Bank, was President and Chief Executive Officer of Allegiance from December 1995 to November 1997. Prior to that time he served in various executive lending positions at Allegiance and its former sister bank Prince George's National Bank, including Executive Vice President - Chief Lending Officer, from 1992 to 1995. Mr. Ward has over 28 years of experience in the commercial banking and real estate development and finance industries.

     Compliance  with  Section  16(a)  of  the  Securities   Exchange  Act.  Not
applicable

         ITEM 10.  Executive Compensation.

The following table sets forth a comprehensive overview of the compensation for Mr. Paul, the President of the Company, and executive officer of the Company who received total salary and bonus of $100,000 or more during the fiscal year ended December 31, 1998.


                                             SUMMARY COMPENSATION TABLE
                                                                            Long-term
                                                                          Compensation
                                      Annual Compensation                    Awards
                          --------------------------------------------- ------------------
   Name and Principal                                                      Securities          All Other
        Position              Year          Salary          Bonus          Underlying       Compensation($)
                                                                             Options
------------------------- -------------- -------------- --------------- ------------------ ------------------
Ronald D. Paul,               1998        $18,000(1)          $0            40,000(2)             $0
President                     1997            $0              $0                0                 $0

H.L. Ward, President          1998         $149,212        $16,000            7,500           $10,900(3)
and Chief Executive           1997          $26,196           $0                0              $1,200(4)
Officer of the Bank,
Executive Vice
President of the Company

Thomas D. Murphy,             1998         $122,151        $11,555            6,000            $9,126(5)
Executive Vice                1997          23,615            $0                0              $1,000(4)
President- Chief
Operating Officer of
the Bank
-------------------------

(1)      Includes $16,500 of payments in lieu of director fees.
(2)      Mr. Paul's options are subject to shareholder approval at the Annual Meeting. Mr. Paul's options vest over a period of four years
(3)      Includes $7,200 car allowance, $2,500 insurance premiums, and $1,200 401(k) matching contribution.
(4)      Represents car allowance.
(5)      Includes $6,000 car allowance, $2,151 insurance premiums, $975 401(k) matching contribution.




                                          OPTION GRANTS IN LAST FISCAL YEAR

                                                  Percent of Total
                       Number of Securities      Options Granted to
                        Underlying Options      Employees in Fiscal     Exercise Price Per
       Name                 Granted(1)                  Year                   Share          Expiration Date
                     ------------------------- ----------------------- ---------------------- ----------------
Ronald D. Paul                40,000                   51.28%                 $10.00           December 2008

H.L. Ward                     7,500                    9.61%                  $10.00           December 2008

Thomas D. Murphy              6,000                    7.69%                  $10.00           December 2008
--------------------

(1)      Mr. Paul's  options are subject to the approval of the Option Plan at the Annual  Meeting.  Mr. Paul's  options vest over a period of four years.


                                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                            FISCAL YEAR AND OPTION VALUES


                                                                  Number of Securities
                                                                 Underlying Unexercised     Value of Unexercised
                                                                Options at December 31,      In-The-Money Options
                        Shares Acquired on                                1998              at December 31, 1998
       Name                  Exercise          Value Realized  Exercisable/Unexercisable   Exercisable/Unexercisable(1)
                     ------------------------- --------------- --------------------------- ------------------------
--------------------

Thomas D. Murphy                0                    $0                 6,000/0                   $6,000/$0

Ronald D. Paul                  0                    $0                 0/40,000                 $0/$40,000

H.L. Ward                       0                    $0                 7,500/0                   $7,500/$0
--------------------

(1)      Based on the average of the bid and asked prices for the Common Stock on December 31, 1998.


         Employment Agreements. Each of Mr. Ward and Mr. Murphy has an employment agreement with the Company pursuant to which they serve as President and Chief Executive Officer of the Bank and Executive Vice President and Chief Operating Officer of the Bank, respectively. Mr. Ward,, pursuant to his agreement, which commenced as of October 1997 and runs until December 31, 2000, is entitled to an annual base salary of $160,000. He is also be entitled to a bonus, payable over three years, in the amount of $30,000, $750,000 of Bank paid life insurance (at standard rates), a $7,200 annual car allowance, warrants, exercisable for a 5 year term to purchase, at $10,.00 per share, 7,500 shares of Common Stock ("Warrants"), and participation in all other health, welfare, benefit, stock, option and bonus plans, if any, generally available to officers or employees of the Bank or the Company. Mr. Murphy, pursuant to his agreement, which commenced as of October 1997 and runs until October 20, 2000, is entitled to an annual base salary of $130,000. He is also entitled to a bonus, payable over three years, in the amount of $30,000, $600,000 of Bank paid life insurance (at standard rates), a $6,000 annual car allowance, and warrants to purchase 6,000 shares of Common Stock, and participation in all other health, welfare, benefit, stock, option and bonus plans, if any, generally available to officers or employees of the Bank or the Company.

         Employee Benefit Plans. The Bank provides a benefit program which includes health and dental insurance, life and long term and short term disability insurance and a 401(k) plan under which the Company makes matching contributions up to 3% of an employee's salary, for substantially all full time employees. The Company has also proposed the 1998 Stock Option Plan for approval by the shareholders at the Annual Meeting.

         Director Compensation. Mr. Paul, President of the Company and Chairman of the Board of Directors of the Bank, is entitled to receive an annual salary of $18,000 from the Company but does not receive regular director fees from the Company, and an annual payment of $18,000 in lieu of regular director fees from the Bank. Mr. Abel, the Chairman of the Board of Directors of the Company is entitled to receive an annual payment of $24,000 in lieu of regular director fees from the Company and the Bank. Each other director of the Company will receive a fee of $200 for each meeting of the Board of Directors attended, but will not receive any fee for committee meetings. Bank directors who are not employees receive fees of $200 per meeting of the Board or its committees, except for the Chairman of a committee, who receives $250. Directors of both the Company and the Bank will be eligible to receive grants of warrants under the Company's Option Plan, if approved at the Annual Meeting. Subject to shareholder approval, members of the Board of Directors of the Company were awarded Warrants to purchase shares of Common Stock as follows: Mr. Abel: 25,000 shares; Mr.
Ford: - 10,000 shares; Mr. Koier: 20,000 shares. Mr. Paul has been granted subject to shareholder approval, incentive stock options to purchase 40,000 shares of common stock, vesting over four years. The exercise price of each Warrant and Mr. Paul's options is $10.00 per share, and they expire in December 2008.

         ITEM  11.  Security   Ownership  of  Certain   Beneficial   Owners  and
Management. Securities Ownership of Directors, Officers and Certain Beneficial Owners

         The following table sets forth certain information as of March 31, 1999 concerning the number and percentage of shares of the Company's Common Stock beneficially owned by its directors, nominees for director, executive officers the compensation of which is disclosed herein, and by its directors and all executive officers as a group, as well as information regarding each other person known by the Company to own in excess of 5% of the outstanding Common Stock. Except as otherwise indicated, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. Except as set forth below, the Company knows of no other person or persons, who beneficially own in excess of 5% of the Company's Common Stock. Further, the Company is not aware of any arrangement which at a subsequent date may result in a change of control of the Company.



              Name                  Age                 Position                 Number of Shares       Percentage(1)
---------------------------------- ------- ----------------------------------- --------------------- -- ---------------

                                           Chairman of Board of the Company;
Leonard L. Abel                      72             Director of Bank                74,600(2)               4.45%

Eugene F. Ford, Sr.(3)               69           Director of Company               25,000(3)               1.51%

William A. Koier                     79       Director of Company and Bank          70,000(4)               4.19%

                                              Vice Chairman, President and
                                           Treasurer of Company; Chairman of
Ronald D. Paul                       43              Board of Bank                  80,000(5)               4.81%

                                            Executive Vice President, Chief
                                           Operating Officer and Director of
Thomas D. Murphy                     51                 the Bank                     6,800(6)               0.41%

                                            Executive Vice President of the
                                               Company, President, Chief
                                           Executive officer and Director of
                                           the Bank, Nominee for election as
H.L. Ward                            52         director of the Company             14,600(7)               0.88%


All directors and executive
officers of Company as a group
(8 persons)                                                                         280,846(8)              16.19%
                                                                               =====================    ===============

All directors and executive
officers of Company and Bank as
a group

(17  persons)                                                                       372,961(8)              21.50%
                                                                               =====================    ===============

(1)  Represents  percentage of 1,650,000  shares issued and  outstanding  as of March 31, 1999,  except with respect to  individuals holding options exercisable within 60 days of said date, in which event, represents percentage of shares issued and outstanding plus the number of the number of shares with respect to which such person holds options exercisable within 60 days of March 31, 1999, and except with respect to all  directors and  executive  officers of the Company and the Company and the Bank as groups,  in which case represents percentage of shares issued and outstanding plus the number of the number of shares with respect to which all such person hold options exercisable within 60 days of March 31, 1999.

(2) Includes  warrants to purchase  25,000 shares of Common Stock,  subject to approval of the Option Plan at the Annual  Meeting of
Shareholders.

(3) Includes  warrants to purchase  10,000 shares of Common Stock,  subject to approval of the Option Plan at the Annual  Meeting of
Shareholders.  Eugene F. Ford, Sr. is the father of Eugene F. Ford, Jr., a director of the Bank.  Beneficial ownership for Mr. Ford,
Sr. does not include beneficial ownership by Mr. Ford, Jr.

(4) Includes  warrants to purchase  20,000 shares of Common Stock,  subject to approval of the Option Plan at the Annual  Meeting of
Shareholders.

(5) Includes 65,000 shares held in trust for Mr. Paul's children Includes options to purchase 10,000 shares of Common Stock, subject to approval of the Option Plan at the Annual Meeting of  Shareholders.  Does not include  options to acquire 30,000 shares of common stock which, subject to vesting in equal installments in December 1999, 2000 and 2001.

(6) Includes warrants to purchase 6,000 shares of Common Stock.

(7) Includes warrants to purchase 7,500 shares of Common Stock.

(8) Includes  options and warrants to purchase 84,500 shares of Common Stock,  71,000 of which are subject to approval of the Option
Plan at the Annual Meeting of Shareholders.


ITEM 12.  Certain Relationships and Related Transactions.

         The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with some of its and the Company's directors, officers, and employees and their associates. In the past, substantially all of such transactions have been on the same terms, including interest rates, maturities and collateral requirements as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

         The maximum aggregate amount of loans to officers, directors and affiliates of the Company during 1998 amounted to $250,691, representing approximately 1.7% of the Company's total shareholders' equity at December 31, 1998. In the opinion of the Board of Directors, the terms of these loans are no less favorable to the Bank than terms of the loans from the Bank to unaffiliated parties. On December 31, 1998, $229,437 of loans were outstanding to individuals who, during 1998, were officers, directors or affiliates of the Company. At the time each loan was made, management believed that the loan involved no more than the normal risk of collectibility and did not present other unfavorable features. None of such loans were classified as Substandard, Doubtful or Loss.

         During the organization of the Company and the Bank, certain of the organizing directors of the Company made advances to the Company in the aggregate amount of $475,000 (including $130,000 outstanding at December 31, 1997), which were repaid, with interest at the prime rate (an aggregate of $5,010), from the proceeds of the offering. A portion of the loans were converted to subscriptions for Common Stock in the offering. No interest was paid on these funds. Certain directors also guaranteed a bank loan to the Company in the aggregate amount of $350,000.

         ITEM 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.       Description of Exhibits

3(a)              Certificate of Incorporation of the Company, as amended (1)
3(b)              Bylaws of the Company (2)
10.1              1998 Stock Option Plan (subject to shareholder approval)
10.2              Employment Agreement between H.L. Ward and the Company
10.3              Employment Agreement between Thomas D. Murphy and the Company
11                Statement Regarding Computation of Per Share Income
21                Subsidiaries of the Registrant

         The sole subsidiary of the Registrant is EagleBank, a Maryland chartered commercial bank.

27                Financial Data Schedule
-----------------------------
(1) Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.
(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.

(b)  Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       EAGLE BANCORP, INC.



March 26, 1999                                       By:    /s/ Ronald D. Paul
                                                       -------------------------
                                                       Ronald D. Paul, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                              Position                        Date


/s/ Leonard L. Abel              Chairman of the Board            March 26, 1999
---------------------------          of Directors
Leonard L. Abel


--------------------------            Director                    March 26, 1999
Eugene F. Ford, Sr.


/s/ William A. Koier                  Director                    March 26, 1999
--------------------------
William A. Koier


/s/ Ronald D. Paul               President and Director           March 26, 1999
--------------------------    Principal Executive Officer
Ronald D. Paul


/s/ Wilmer L. Tinley        Senior Vice President of the Bank,    March 26, 1999
--------------------------  Chief Financial Officer of the
Wilmer L. Tinley            Company Principal Financial and
                                  Accounting Officer

                                Index to Exhibits

Exhibit No.       Description of Exhibits

3(a)              Certificate of Incorporation of the Company, as amended (1)

3(b)              Bylaws of the Company (2)

10.1              1998 Stock Option Plan

10.2              Employment Agreement between H.L. Ward and the Company

10.3              Employment Agreement between Thomas D. Murphy and the Company

11                Statement Regarding Computation of Per Share Income

21                Subsidiaries of the Registrant

         The sole subsidiary of the Registrant is EagleBank, a Maryland chartered commercial bank.

27                Financial Data Schedule

-----------------------------

(1) Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.
(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.