Form 10-Q
period 1999-03-31
EAGLE BANCORP INC
filed 1999-05-14
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-25923

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

                                 (301) 986-1800
              (Registrant's telephone number, including area code)

                                       N/A
      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of March 31, 1999, the registrant had 1,650,000 shares of Common Stock outstanding.

                               EAGLE BANCORP, INC.
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS
                                                                              March 31,              December 31,
                                                                                1999                     1998
                                                                           ------------             ------------
Cash and due from banks                                                    $  1,609,913             $  1,292,006
Federal funds sold                                                            7,443,529                5,429,047
Investment securities available for sale                                     26,712,478               22,569,699
Loans(net of allowance for credit losses
   of $229,800 and $163,800)                                                 27,140,579               19,984,124

Premises and equipment, net                                                   2,577,683                2,396,075
Other assets                                                                    464,653                  368,232
                                                                           ------------             ------------

     TOTAL ASSETS                                                          $ 65,948,835             $ 52,039,183
                                                                           ============             ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Deposits:
   Noninterest-bearing demand                                              $  7,466,263             $  4,096,392
   Interest-bearing transaction accounts                                      8,299,147                3,664,012
   Savings and money market                                                  15,083,322               17,061,269
   Time, $100,000 or more                                                     7,102,588                5,621,543
   Other time                                                                 5,659,093                4,187,677
                                                                           ------------             ------------
     Total deposits                                                          43,610,413               34,630,893
Customer repurchase agreements                                                7,644,053                2,304,694
Other liabilities                                                               178,564                  154,101
                                                                           ------------             ------------
     Total liabilities                                                       51,433,030               37,089,688
                                                                           ------------             ------------

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 5,000,000
   authorized, 1,650,000 issued and outstanding                                  16,500                   16,500
Surplus                                                                      16,483,500               16,483,500
Accumulated deficit                                                          (1,923,279)              (1,561,660)
Accumulated other comprehensive
   income (loss)                                                                (60,916)                  11,155
                                                                           ------------             ------------
     Total stockholders' equity                                              14,515,805               14,949,495
                                                                           ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 65,948,835             $ 52,039,183
                                                                           ============             ============

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                               Three Months              Three Months
                                                                   Ended                     Ended
                                                               March 31, 1999            March 31, 1998
                                                               --------------            --------------
INTEREST INCOME:
   Interest and fees on loans                                    $ 468,296                  $      --
   Taxable interest and dividends on investment securities         378,960                         --
   Interest on federal funds and securities
   purchased under agreement to resell                              74,927                     23,446
                                                                 ---------                  ---------
     Total interest income                                         922,183                     23,446
                                                                 ---------                  ---------

INTEREST EXPENSE:
   Interest on deposits                                            360,216                         --
   Interest on customer repurchase agreements                       32,888                         --
   Interest on short-term borrowings                                 1,177                      5,082
                                                                 ---------                  ---------
     Total interest expense                                        394,281                      5,082
                                                                 ---------                  ---------

NET INTEREST INCOME                                                527,902                     18,364

PROVISION FOR CREDIT LOSSES                                         66,000                         --
                                                                 ---------                  ---------

NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES                                               461,902                     18,364
                                                                 ---------                  ---------

NONINTEREST INCOME:
   Service charges on deposit accounts                              23,303                         --
   Other income                                                     12,317                         --
                                                                 ---------                  ---------
     Total noninterest income                                       35,620                         --
                                                                 ---------                  ---------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                  475,172                     66,696
   Premises and equipment expenses                                 162,566                         --
   Advertising                                                      25,059                         --
   Insurance expense                                                23,584                         --
   Outside data processing                                          24,537                         --
   Other expenses                                                  148,223                     57,023
                                                                 ---------                  ---------
     Total noninterest expenses                                    859,141                    123,719
                                                                 ---------                  ---------

NET LOSS BEFORE INCOME TAX BENEFIT                                (361,619)                  (105,355)

INCOME TAX BENEFIT                                                      --                         --
                                                                 ---------                  ---------
NET LOSS                                                         $(361,619)                 $(105,355)
                                                                 =========                  =========
LOSS PER SHARE:
   Basic                                                         $   (0.22)                 No shares outstanding
   Diluted                                                       $   (0.22)                 No shares outstanding

                               EAGLE BANCORP, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 and 1998

CASH FLOWS FROM OPERATING ACTIVITIES:                                                       March 31, 1999       March 31, 1998
                                                                                            --------------       --------------
Net loss                                                                                    $   (361,619)        $   (105,355)
Adjustments to reconcile net loss to net cash used by operating activities:
  Provision for credit losses                                                                     66,000                   --
  Depreciation and amortization                                                                   68,269                  348
  Increase in accrued interest
       and other assets                                                                          (96,421)             (23,750)
  Increase (decrease) in accrued expenses
       and other liabilities                                                                      48,314              (17,308)
                                                                                            ------------         ------------

        Net cash (used) by operating activities
                                                                                                (275,457)            (146,065)
                                                                                            ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities                                        (37,636,052)                  --
Proceeds from maturities of available for sale securities                                     33,421,202                   --
Increase in federal funds sold                                                                (2,014,482)                  --
Net increase in loans                                                                         (7,222,455)                  --
Bank premises and equipment acquired                                                            (249,877)             (24,140)
                                                                                            ------------         ------------

        Net cash used by investing activities                                                (13,701,664)             (24,140)
                                                                                            ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                                           8,955,669                   --
Increase in customer repurchase agreements                                                     5,339,359                   --
Decrease in payable to organizers                                                                     --              340,000
Increase in common stock subscriptions                                                                --            9,934,300
                                                                                            ------------         ------------

         Net cash provided by financing activities                                            14,295,028           10,274,300
                                                                                            ------------         ------------

NET INCREASE IN CASH                                                                             317,907           10,104,095

CASH AT BEGINNING OF PERIOD                                                                    1,292,006                7,214
                                                                                            ------------         ------------

CASH AT END OF PERIOD                                                                       $  1,609,913         $ 10,111,309
                                                                                            ============         ============

                               EAGLE BANCORP, INC
       Consolidated Statements Of Changes In Stockholders' Equity For The
                          Quarter Ending March 31, 1999

                                                                                           Accumulated
                                                                                              Other             Total
                                                                          Accumulated     Comprehensive     Stockholders'
                                          Common Stock      Surplus         Deficit           Income            Equity
                                         -----------------------------------------------------------------------------------
Balances at December 31, 1998                $ 16,500    $ 16,483,500    $ (1,561,660)      $  11,155        $ 14,949,495

Net Loss                                                                     (361,619)                           (361,619)

Other comprehensive income-
   Unrealized gain on investment
   securities available for sale

Total other comprehensive
   income (loss)                                    -               -              -          (72,071)           (72,071)
                                             ---------   ------------    --------------     ----------       ------------


Balances at March 31, 1999                   $ 16,500    $ 16,483,500    $ (1,923,279)      $ (60,916)       $ 14,515,805
                                             =========   ============    ==============     ==========       ============

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the Company) included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operation for the three months ended March 31, 1999, are not necessarily indicative of the results of operations to be expected for the remainder of the year.


2.   NATURE OF BUSINESS

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


3.   INCOME TAXES

     The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, no deferred income taxes or income tax benefits have been recorded by the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     This discussion and analysis provides an overview of the financial condition and results of operations of Eagle Bancorp, Inc. (Company) and EagleBank (Bank) for the quarter ending March 31, 1999. In general, comparative discussion of the results of operations for the quarter ended March 31, 1998 and March 31, 1999 is not provided, as the Company had no operations other than organizational activity in the first and second quarters of 1998, and as such, comparisons do not provide accurate or meaningful information regarding the Company's financial position or results of operations.

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

     On July 20, 1998, having received the required approvals from the State of Maryland and Federal Reserve System and been accepted for deposit insurance by the FDIC, EagleBank opened its first office in Rockville, Maryland. On that date the Company became a bank holding company by capitalizing the Bank with $7.75 million. Since its opening the Bank has established a branch in Silver Spring and its main office in Bethesda. The Company has also increased its capital contributions to $9.25 million.


FINANCIAL CONDITION

     As of March 31, 1999, assets were $65.9 million and deposits and customer repurchase agreements were $51.2 million, an increase from year end 1998, of 26.7% and 38.7% respectively. Management is pleased with the growth experienced during the quarter as it represents a cross section of business targeted by the Bank.

     The growth in loans, while satisfactory at $7.1 million is behind projections; however, based on recent activity, management believes, the loan portfolio should continue to grow at an acceptable rate.


RESULTS OF OPERATIONS

     On a consolidated basis the Company is reporting a net loss of $361,619 for the quarter ended March 31, 1999. This loss was expected and is consistent with anticipated results. The Bank reported a loss of $451,021 while the Company realized net earnings on capital not invested in the Bank of $89,402. These losses are expected to be reduced in the future as the Bank increases its deposit base and generates additional loan volume.

     The Bank ended the quarter with deposits and customer repurchase agreements at $51.2 million and lending activity increased resulting in a net increase in loans, from year end, of $7.1 million. The market is very competitive and the Bank is committed to maintaining a high quality portfolio which returns a reasonable market rate.

     The Bank plans to maintain the allowance for credit losses at an adequate level and ended the quarter with an allowance of 1% of its outstanding loans. The Company, exclusive of the Bank, held $4.7 million in participation loans. No allowance is being maintained on $4 million of those loans considered to be of minimal risk due to an underlying guarantee, however, 1% is maintained for the remaining approximate $0.7 million.

     Based on original proformas, it was expected that the Bank would sustain losses during its start up period and not show an operating profit for any month for at least eighteen months after opening for business. Additional branching commitments could extend that period for several months. Earnings from investments by the Company of capital not invested in the Bank will partially offset losses of the Bank and, on a consolidated basis, the Company may show a monthly profit earlier, although there can be no assurance of this.


NET INTEREST INCOME

     Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments; interest bearing deposits and customer repurchase agreements and other borrowings make up the cost of funds. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources along with the changes in yields earned and rates paid, determine changes in net interest income.

     The net interest income for the quarter was $527,902. The investment portfolio, including interest on federal funds, accounted for nearly 50% of interest income. As the loan portfolio continues to grow it will contribute a greater portion of interest income both because of volume and yield. The yield on loans is 3% to 5% higher than on investment portfolio holdings. The cost of funds, primarily interest on deposits, is a function of the market and the Bank has offered competitive rates while building relationships and does not have any brokered funds.


ALLOWANCE AND PROVISION FOR CREDIT LOSSES

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

     During the quarter, management elected to maintain an allowance of 1% of outstanding loans. Based principally on current economic conditions, perceived asset quality and a strong capital position, the allowance is believed to be adequate. At March 31, there were no commercial or real estate loans past due more than thirty days and only one consumer loan over thirty days in the amount of $6,000.


NONINTEREST INCOME

     Noninterest income is primarily deposit account service charges and fees and noninterest loan fees and amounted to $35,620 for the quarter. This source of income is expected to increase as the Bank's deposit account base increases and if fee generating income sources being considered by management prove viable.


NONINTEREST EXPENSE

     Noninterest expense was $859,141 for the quarter with more than 50% in salaries and wages. Management has made a concentrated effort to budget and monitor noninterest expenses and believes it has established practices to control these expenses while meeting the requirements of an aggressively growing bank.

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

     The Company enjoys certain advantages as it addresses year 2000 issues. It is not encumbered with embedded systems and programs purchased years ago, but has, and is installing, new monitored applications. The Bank's data processing is outsourced and the Bank is carefully reviewing its service provider to assure that it is meeting its schedule for full compliance. During the months of March and April the Bank has and will be testing the servicer's compliance with year 2000. The tests conducted in March went well and all systems seemed to be compliant.

     Year 2000 was a major issue in the selection of the Bank's data processing provider and was foremost in its consideration of other acquisitions of systems and applications. At the same time the Bank is actively testing its systems and requiring its vendors to show evidence of readiness for Y2K. As a result of the base from which the Company commenced its operations, the Company believes that incremental costs related to Y2K compliance are not expected to be material to the financial performance of the Company. Because all systems and services are new and were purchased Y2K compliant, the estimated cost of testing and reviewing is not expected to exceed $25,000.

     The Bank is also working with customers to increase awareness in their businesses of the need for and importance of Y2K attention.

     The Board of Directors of the Bank is active in its oversight of Y2K preparedness and regularly receives reports from management. The failure of the Company, its principal data processing provider, its customers, or of other service providers, including utilities, and government agencies, to be year 2000 compliant in a timely manner could have a negative impact on the Company's business, including but not limited to an inability to provide accurate and timely processing of customer transactions, and delays in loan collection practices. The Company's belief that it, and its primary suppliers of data processing services, will be Y2K compliant, are based on a number of assumptions and on statements made by third parties, involve events and actions which may be beyond the control of the Company, and are subject to uncertainty. The Company also is not able to predict the effect, if any, on the Company, financial markets or society in general of the public's reaction to Y2K.

                            PART II OTHER INFORMATION


     ITEM 1 LEGAL PROCEEDINGS

               None.


     ITEM 2 CHANGES IN SECURITIES

               None.


     ITEM 3 DEFAULTS UPON SENIOR SECURITIES

               None.


     ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

     ITEM 5 OTHER INFORMATION

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

EAGLE BANCORP, INC.

Date: May 13, 1999               By:  /s/ Ronald D. Paul
                                    --------------------------------------------
                                    Ronald D. Paul, President

Date: May 13, 1999               By:  /s/ Wilmer L. Tinley
                                    --------------------------------------------
                                    Wilmer L. Tinley, Senior Vice President, CFO