Form 10QSB
period 1999-06-30
EAGLE BANCORP INC
filed 1999-08-10
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(MARK ONE)
( X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1999

                                   OR

(   )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to

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

                               EAGLE BANCORP, INC.

                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS




                                                                  June 30,         December 31,
                                                                    1999               1998
                                                              -----------------  -----------------

Cash and due from banks                                     $        3,274,676   $     1,292,006
Federal funds sold                                                   5,032,399         5,429,047
Investment securities available for sale                            26,827,610        22,569,699
Loans(net of allowance for credit losses of
$350,500 and $163,800)                                              38,248,910        19,984,124
Premises and equipment, net                                          2,573,088         2,396,075
Other assets                                                           676,597           368,232
                                                              -----------------  -----------------

     TOTAL ASSETS                                           $       76,633,280   $    52,039,183

                              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits:
   Noninterest-bearing demand                               $       10,200,361   $     4,096,392
   Interest-bearing transaction accounts                             9,185,370         3,664,012
   Savings and money market                                         19,391,550        17,061,269
   Time, $100,000 or more                                            7,112,753         5,621,543
   Other time                                                        7,347,221         4,187,677
                                                              -----------------  -----------------
     Total deposits                                                 53,237,255        34,630,893
Customer repurchase agreements                                       9,038,672         2,304,694
Other borrowings                                                       100,000                 -
Other liabilities                                                      243,544           154,101
                                                              -----------------  -----------------
     Total liabilities                                              62,619,471        37,089,688
                                                              -----------------  -----------------

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 5,000,000
authorized, 1,650,000 issued and outstanding                            16,500            16,500
Surplus                                                             16,483,500        16,483,500
Accumulated deficit                                                 (2,222,015)       (1,561,660)
Accumulated other comprehensive income (loss)                         (264,176)           11,155
                                                              -----------------  -----------------
     Total stockholders' equity                                     14,013,809        14,949,495
                                                              -----------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $       76,633,280   $    52,039,183
                                                              -----------------  -----------------



See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998




                                                       Six Months        Six Months      Three Months     Three Months
                                                      June 30, 1999     June 30, 1998    June 30, 1999    June 30, 1998
                                                      --------------    --------------   -------------    -------------
INTEREST INCOME:
   Interest and fees on loans                         $   1,171,031     $           -    $    702,735     $         -
   Taxable interest and dividends on investment
     securities                                             731,557                 -         352,597               -
   Interest on federal funds and securities
     purchased under agreement to resell                    144,624           204,061          69,697         180,615
                                                      --------------    --------------   -------------    ------------
     Total interest income                                2,047,212           204,061       1,125,029         180,615
                                                      --------------    --------------   -------------    ------------
INTEREST EXPENSE:
   Interest on deposits                                     722,795                 -         362,579               -
   Interest on customer repurchase agreements               100,888                 -          68,000               -
   Interest on short-term borrowings                          3,730            15,699           2,553          10,617
                                                      --------------    --------------   -------------    ------------
     Total interest expense                                 827,413            15,699         433,132          10,617
                                                      --------------    --------------   -------------    ------------
NET INTEREST INCOME                                       1,219,799           188,362         691,897         169,998

PROVISION FOR CREDIT LOSSES                                 186,700                 -         120,700               -
                                                      --------------    --------------   -------------    ------------
NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                         1,033,099           188,362         571,197         169,998
                                                      --------------    --------------   -------------    ------------
NONINTEREST INCOME:
   Service charges on deposit accounts                       57,225                 -          33,922               -
   Other income                                              24,873                 -          12,556               -
                                                      --------------    --------------   -------------    ------------
     Total noninterest income                                82,098                 -          46,478               -
                                                      --------------    --------------   -------------    ------------
NONINTEREST EXPENSES:
   Salaries and employee benefits                           952,024           220,054         476,852         147,290
   Premises and equipment expenses                          345,558             1,896         182,992           1,548
   Advertising                                               49,070                 -          24,011               -
   Insurance expense                                         46,255                 -          22,671               -
   Outside data processing                                   62,263                 -          37,726               -
   Other expenses                                           320,382           210,336         172,159         159,739
                                                      --------------    --------------   -------------    ------------
     Total noninterest expenses                           1,775,552           432,286         916,411         308,577
                                                      --------------    --------------   -------------    ------------

NET LOSS BEFORE INCOME TAX BENEFIT                         (660,355)         (243,924)       (298,736)       (138,579)

INCOME TAX BENEFIT                                                -                 -               -               -
                                                      --------------    --------------   -------------    ------------

NET LOSS                                              $    (660,355)    $    (243,924)   $   (298,736)    $  (138,579)
                                                      --------------    --------------   -------------    ------------

LOSS PER SHARE:
   Basic                                              $       (0.40)    $       (2.97)   $      (0.18)    $     (0.85)
   Diluted                                            $       (0.40)    $       (2.97)   $      (0.18)    $     (0.85)



See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 and 1998



                                                                                  June 30, 1999        June 30, 1998
                                                                                 -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $       (660,355)   $       (243,934)
Adjustments to reconcile net loss to net cash
  used by
  Operating activities:
  Provision for credit losses                                                             186,700                   -
  Depreciation and amortization                                                           136,857               1,896
  Increase in accrued interest and other assets                                          (308,365)           (151,030)

  Increase (decrease) in accrued expenses and
    other liabilities                                                                      89,443             594,436
                                                                                 -----------------   -----------------
        Net cash (used) by operating activities                                          (555,720)            201,368
                                                                                 -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities                                 (41,642,782)                  -
Proceeds from maturities of available for sale securities                              37,109,540                   -
Decrease in federal funds sold                                                            396,648                   -
Net increase in loans                                                                 (18,451,486)                  -
Bank premises and equipment acquired                                                     (313,870)           (844,135)
                                                                                 -----------------   -----------------
        Net cash used by investing activities                                         (22,901,950)           (844,135)
                                                                                 -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                                   18,606,362                   -
Increase in customer repurchase agreements                                              6,733,978                   -
Increase in other borrowings                                                              100,000                   -
Decrease in payable to organizers                                                               -            (130,000)
Increase in common stock subscriptions                                                          -          16,500,000
                                                                                 -----------------   -----------------
        Net cash provided by financing activities                                      25,440,340          16,370,000
                                                                                 -----------------   -----------------
NET INCREASE IN CASH                                                                    1,982,670          15,727,233

CASH AT BEGINNING OF PERIOD                                                             1,292,006               7,214
                                                                                 -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF
   PERIOD                                                                        $      3,274,676    $     15,734,447
                                                                                 -----------------   -----------------



See notes to consolidated financial statements

                               EAGLE BANCORP, INC
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
                              ENDING JUNE 30, 1999

                                                                                                Accumulated
                                                                                                   Other             Total
                                           Common                             Accumulated      Comprehensive      Stockholders'
                                           Stock             Surplus            Deficit            Income            Equity
                                          -------------------------------------------------------------------------------------

Balances at December 31, 1998              $ 16,500       $ 16,483,500         $(1,561,660)     $ 11,155          $14,949,495


Net Loss                                                                          (660,355)                          (660,355)

Other comprehensive income-
    Unrealized gain on investment
      securities available for sale                                                             (275,331)            (275,331)
                                                                                                                  ------------
Total other comprehensive income (loss)                                                                              (935,686)
                                                                                                                  ------------

Balances at June 30, 1999                  $ 16,500       $ 16,483,500         $(2,222,015)    $(264,176)         $14,013,809
                                          ----------     ---------------     ---------------   ----------         ------------



See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operation for the three and six months ended June 30, 1999, are not necessarily indicative of the results of operations to be expected for the remainder of the year.


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


4. EARNINGS

     Earnings per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants.

     The calculation of net income per common share for the three and six months ended June 30, 1998 was based on an effective stock date of June 22, 1998. Basic and diluted earnings per share are the same for the six months and three months ended June 30, 1999 and June 30, 1998 because the inclusion of any stock equivalents would have been antidilutive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     This discussion and analysis provides an overview of the financial condition and results of operations of Eagle Bancorp, Inc. ("Company") and EagleBank ("Bank") for the six and three months ended June 30, 1999. In general, comparative discussion of the results of operations for the three and six months ended June 30, 1999 and June 30, 1998 is not provided, as the Company had no operations other than organizational activity in the first and second quarters of 1998, and as such, comparisons do not provide accurate or meaningful information regarding the Company's financial position or results of operations.

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

GENERAL

     Eagle Bancorp, Inc. was incorporated under the general corporation laws of the State of Maryland, on October 28, 1997, and is headquartered in Bethesda, Maryland. The Company was formed to be the registered bank holding company for EagleBank, its Maryland chartered commercial bank subsidiary ( "EagleBank" or the "Bank").

     On July 20, 1998, having received the required approvals from the State of Maryland and Federal Reserve System and been accepted for deposit insurance by the FDIC, EagleBank opened its first office in Rockville, Maryland and the Company became a bank holding company. The Company initially capitalized the Bank with $7.75 million. Since its opening, the Bank has established a branch in Silver Spring and its main office in Bethesda. A third branch office has been approved and will open in late August or early September 1999. The new branch, to be located at 850 Sligo Avenue, Silver Spring, will be the Bank's second office in Silver Spring.

     At June 30, 1999, the Company had made total capital contributions to the Bank of $9.5 million. The Company monitors the Bank's growth and plans to make additional contributions to the Bank's capital at such times as it deems necessary in order to maintain the Bank's capital at appropriate levels. These contributions are from proceeds of the Company's original offering which have been retained at the Company. In view of strong growth at the Bank, discussed in this analysis, the Company will make a capital contribution in August or September sufficient to allow the Bank to maintain adequate capital levels and to accommodate reasonable levels of anticipated further growth.

FINANCIAL CONDITION

     As of June 30, 1999, assets were $76.6 million and deposits and customer repurchase agreements were $62.3 million, an increase from year end 1998, of 47.3% and 68.6% respectively. Management is pleased with the growth experienced during the six months and the fact that the growth came from a cross section of businesses targeted by the Bank.

     Loans increased by $7.2 million during the first quarter as compared to December 31, 1998, And increased an additional $11.1 million in the second quarter.

RESULTS OF OPERATIONS

     On a consolidated basis the Company recorded a net loss of $660,355 for the six months ended June 30, 1999, and a loss of $298,736 for the three months ended June 30, 1999. The loss for the second quarter compares to a loss of $361,619 for the first quarter. These losses were expected and are consistent with anticipated results. The Bank reported a loss of $814,833 for the six month period, while the Company realized net earnings on capital not invested in the Bank of $154,478. On a per share basis, the Company has a net lost $0.40 for the six months ended June 30, 1999, as compared to a net loss of $2.97 per share for the six months ended June 30, 1998. The loss for the 1998 period reflects the fact that the Company had shares outstanding for only nine days during the first six months of 1998, resulting in a significantly lower average weighted number of shares outstanding. These losses are expected to be reduced in the future as the Bank increases its deposit base and generates additional loan volume.

     As noted above, the Bank ended the six months with deposits and customer repurchase agreements at $62.3 million and lending activity increased resulting in a net increase in loans, from year end, of $18.3 million.
     While deposit and customer repurchase agreement growth has exceeded projections, the competitive market has caused lending activity to lag behind expectations. The Bank has been committed to maintaining a high quality portfolio which returns a reasonable market rate and is, therefore, being selective in the loans it is approving. Although, there maybe a small sacrifice in current income, the Company believes the Bank will benefit from this practice in the long term.

     The Bank plans to maintain the allowance for credit losses at an adequate level and ended the quarter with an allowance of 1% of its outstanding loans. The Company, exclusive of the Bank, held $4.7 million in participation loans. No allowance is being maintained on $4 million of those loans considered to be of minimal risk due to an underlying guarantee, however, 1% is maintained for the remaining loans held by the Company.

     It was expected that the Bank would sustain losses during its start up period and not show an operating profit for any month for at least eighteen months after opening for business. Establishment of additional branches could extend that period for several months. Earnings from investments by the Company of capital not invested in the Bank partially offsets losses of the Bank and, on a consolidated basis, the Company may show a monthly profit earlier, although there can be no assurance of this.

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

     The net interest income for the six months ended June 30, 1999, was $1,219,799, and $691,897 for the three months ended June 30, 1999. As a result of the growth in the loan portfolio, the three months ended June 30, 1999 was the first period in which a majority of total interest income came from interest on loans as opposed to interest on investment securities and federal funds sold. Continued growth of the loan portfolio will result in it contributing a greater portion of interest income both because of volume and yield. The yield on loans is 3% to 5% higher than on investment portfolio holdings. During the six and three months ended June 30, 1999, the average yield on loans was 8.65% and 8.78%, as compared to average yields of 5.11% and 5.03% on the Company's investment portfolio.

     Total interest expense of $827,413 for the six months ended June 30, 1999 and $433,132 for the three months ended June 30, 1999, has remained stable as relating to rate but increased because of increased deposit volume. Rates paid are a function of the market and the Bank has offered competitive rates while building relationships and does not have any reliance on brokered funds. Total deposits and repurchase agreements increased by approximately $25 million at June 30, 1999 over December 31, 1998, with $11.0 million of that increase coming in the second quarter. The average rate on deposits and customer repurchase agreements was 3.70% for the six months ended June 30, 1999.

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

     During the quarter, management elected to maintain an allowance of 1% of outstanding loans. Based principally on current economic conditions, perceived asset quality and a strong capital position, the allowance is believed to be adequate. At June 30, there were no commercial or real estate loans past due more than thirty days and only two consumer loan over thirty days in the amount of $17,000.

NONINTEREST INCOME

     Noninterest income is primarily deposit account service charges and fees and noninterest loan fees and amounted to $82,098 for the six months and $46,478 for the quarter. This source of income is expected to increase as the Bank's deposit account base increases. Management is continually seeking sources of noninterest income and during the second quarter entered into an agreement with an off premise ATM service provider which will result in commission income to the Bank. Other sources are being considered and will be pursued if management believes they are viable.

NONINTEREST EXPENSE

     Noninterest expense was $1,775,552 for the six month period and $916,411 for the quarter with more than 50% representing salaries and employee benefit costs. Management has made a concentrated effort to budget and monitor noninterest expenses and believes it has established practices to control these expenses while meeting the requirements of an aggressively growing bank.

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

                           None.

        ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                           None.

        ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           On May 14, 1999, the annual meeting of shareholders of the Company was held for the purpose ) electing five (5) directors to serve until the next annual meeting and until their successors are duly elected and qualified; (2) considering and voting upon the Company's 1998 Stock Option Plan; (3) ratifying the appointment of the Company's independent auditors.

         The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.



            ---------------------------------------------------------------------------------------------------
                    Name                  For            Against/Withheld      Abstentions     Broker Non-votes
            ---------------------------------------------------------------------------------------------------
            Leonard L. Abel               1,205,027               6,800                    -                  -
            --------------------   ------------------   ------------------   ---------------   ----------------
            Eugene F. Ford, Sr.           1,205,027               6,800                    -                  -
            --------------------   ------------------   ------------------   ---------------   ----------------
            William A. Koier              1,205,027               6,800                    -                  -
            --------------------   ------------------   ------------------   ---------------   ----------------
            Ronald D. Paul                1,205,027               6,800                    -                  -
            --------------------   ------------------   ------------------   ---------------   ----------------
            H.L. Ward                     1,205,027               6,800                    -                  -
            --------------------   ------------------   ------------------   ---------------   ----------------


         The vote by which the Company's 1999 Stock Option Plan, pursuant to which options to purchase up to 247,500 shares of common stock may be issued to officers, directors and employees of the Company and its subsidiaries, was approved, was as follows:

         For:                        969,545
         Against:                     30,600
         Abstain:                     35,700
         Broker Non-votes:           175,982

         The vote for ratification of the appointment of Stegman & Company as the Company's independent auditors was as follows:

         For:                     1,181,027
         Against:                         -
         Abstain:                    30,800
         Broker Non-votes:                -

        ITEM 5  OTHER INFORMATION

                           None.

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           (11)  Statement Re; Computation of Per Share Earnings

                           (21)  Subsidiaries of the Registrant

                           The only subsidiary of the registrant is EagleBank, a Maryland chartered commercial banking company.

                           (27)  Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.

                                  EXHIBIT INDEX


         Exhibit No.       Description
         -----------       -----------

             (11)          Statement Re; Computation of Per Share Earnings

             (21)          Subsidiaries of the Registrant

                           The only subsidiary of the registrant is EagleBank, a Maryland chartered commercial banking company.

             (27)          Financial Data Schedule

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




EAGLE BANCORP, INC.


Date:  August 10, 1999        By:  /s/  Ronald D. Paul
                                  ----------------------------------------------
                                   Ronald D. Paul, President



Date: August 10, 1999         By:  /s/ Wilmer L. Tinley
                                  ----------------------------------------------
                                   Wilmer L. Tinley,  Senior Vice President, CFO