Form 10QSB
period 1999-09-30
EAGLE BANCORP INC
filed 1999-11-15
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(MARK ONE)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 1999

                                       OR

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                               --------------   ----------------


                         Commission File Number 0-25923


                               EAGLE BANCORP, INC
             (Exact name of registrant as specified in its charter)

             Maryland                                            52-2061461
(State of other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

7815 Woodmont Avenue, Bethesda, Maryland                            20814
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

         As of September 30, 1999, the registrant had 1,650,000 shares of Common Stock outstanding.

                               EAGLE BANCORP, INC.

                                 BALANCE SHEETS
                    September 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS


                                                                September 30,       December 31,
                                                                    1999               1998
                                                              -----------------  -----------------

Cash and due from banks                                       $      5,373,027   $      1,292,006
Federal funds sold                                                   1,114,498          5,429,047
Investment securities available for sale                            24,254,934         22,569,699
Loans(net of allowance for credit losses of
$481,037 and $163,800)                                              56,251,658         19,984,124
Premises and equipment, net                                          2,715,864          2,396,075
Other assets                                                           641,026            368,232
                                                              ----------------   ----------------

     TOTAL ASSETS                                             $     90,351,007   $     52,039,183
                                                              ----------------   ----------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits:
   Noninterest-bearing demand                                 $     15,113,619   $      4,096,392
   Interest-bearing transaction accounts                             9,890,985          3,664,012
   Savings and money market                                         20,536,242         17,061,269
   Time, $100,000 or more                                           11,499,563          5,621,543
   Other time                                                        8,920,980          4,187,677
                                                              ----------------   ----------------
     Total deposits                                                 65,961,389         34,630,893
Customer repurchase agreements                                       8,668,143          2,304,694
Other borrowings                                                     1,700,000                 --
Other liabilities                                                      238,984            154,101
                                                              ----------------   ----------------
     Total liabilities                                              76,568,516         37,089,688
                                                              ----------------   ----------------

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 5,000,000
authorized, 1,650,000 issued and outstanding                            16,500             16,500
Surplus                                                             16,483,500         16,483,500
Accumulated deficit                                                 (2,393,554)        (1,561,660)
Accumulated other comprehensive income (loss)                         (323,955)            11,155
                                                              ----------------   ----------------
     Total stockholders' equity                                     13,982,491         14,949,495
                                                              ----------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     90,351,007   $     52,039,183
                                                              ----------------   ----------------



See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



                                                       Nine Months Ended  Nine Months Ended   Three Months Ended  Three Months Ended
                                                       September 30, 1999 September 30, 1998  September 30, 1999  September 30, 1998
                                                       ------------------ ------------------  ------------------  ------------------

INTEREST INCOME:
   Interest and fees on loans                                 $ 2,149,326        $    17,271            978,295          17,271
   Taxable interest and dividends on investment securities      1,073,555            391,877            341,998         187,816
   Interest on federal funds and securities purchased under
     agreement to resell                                          174,714             37,133             30,090          37,133
                                                              -----------        -----------       -----------     -----------
     Total interest income                                      3,397,595            446,281          1,350,383         242,220
                                                              -----------        -----------       -----------     -----------
INTEREST EXPENSE:
   Interest on deposits                                         1,132,319             42,535           409,524          42,535
   Interest on customer repurchase agreements                     170,226              2,134            69,338           2,134
   Interest on short-term borrowings                               23,663             15,699            19,933            --
                                                              -----------        -----------       -----------     -----------
     Total interest expense                                     1,326,208             60,368           498,795          44,669
                                                              -----------        -----------       -----------     -----------

NET INTEREST INCOME                                             2,071,387            385,913           851,588         197,551

PROVISION FOR CREDIT LOSSES                                       325,700             29,300           139,000          29,300
                                                              -----------        -----------       -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                               1,745,687            356,613           712,588         168,251
                                                              -----------        -----------       -----------     -----------

NONINTEREST INCOME:
   Service charges on deposit accounts                             91,584              4,858            34,359           4,858
   Other income                                                    47,015                 --            22,142              --
                                                              -----------        -----------       -----------     -----------
     Total noninterest income                                     138,599              4,858            56,501           4,858
                                                              -----------        -----------       -----------     -----------

NONINTEREST EXPENSES:
   Salaries and employee benefits                               1,452,961            617,833           500,937         397,779
   Premises and equipment expenses                                538,273             94,829           192,715          94,829
   Stationary and printing                                         46,358             32,344            15,145          32,344
   Professional fees                                               60,400             70,583            16,215           6,021
   Outside data processing                                        106,988             43,026            44,725          43,026
   Other expenses                                                 506,711            271,143           166,402         123,463
                                                              -----------        -----------       -----------     -----------
   Loss on sale of available for sale securities                    4,489                 --             4,489              --
                                                              -----------        -----------       -----------     -----------
     Total noninterest expenses                                 2,716,180          1,129,758           940,628         697,462
                                                              -----------        -----------       -----------     -----------

NET LOSS BEFORE INCOME TAX BENEFIT                               (831,894)          (768,287)         (171,539)       (524,353)

INCOME TAX BENEFIT                                                     --                 --                --              --
                                                              -----------        -----------       -----------     -----------

NET LOSS                                                      $  (832,894)          (768,287)         (171,539)       (524,353)
                                                              -----------        -----------       -----------     -----------

LOSS PER SHARE:
   Basic                                                      $     (0.50)             (1.26)            (0.10)          (0.32)
   Diluted                                                    $     (0.50)             (1.26)            (0.10)          (0.32)



See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998



                                                                                            September 30, 1999   September 30, 1999
                                                                                            ------------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                      $   (831,894)           (768,287)
Adjustments to reconcile net loss to net cash used by
   Operating activities:
  Provision for credit losses                                                                      325,700              29,300
  Depreciation and amortization                                                                    210,437               9,364
  Loss on sale of investment securities                                                              4,489                  --
  Increase in accrued interest and other assets                                                   (272,794)           (295,524)
  Increase in accrued expenses and other liabilities                                                84,883              39,404
                                                                                              ------------        ------------

        Net cash (used) by operating activities                                                   (479,179)           (985,743)
                                                                                              ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities                                          (41,643,226)        (54,095,098)
Proceeds from maturities of available for sale securities                                       39,618,392          35,257,092
Decrease (increase) in federal funds sold                                                        4,314,549          (4,231,812)
Net increase in loans                                                                          (36,593,234)         (2,922,134)
Bank premises and equipment acquired                                                              (530,226)         (1,526,605)
                                                                                              ------------        ------------

        Net cash used by investing activities                                                  (34,833,745)        (27,518,557)
                                                                                              ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                                            31,330,496          11,938,899
Increase in customer repurchase agreements                                                       6,363,449             682,761
Increase in other borrowings                                                                     1,700,000                  --
Decrease in payable to organizers                                                                       --            (130,000)
Increase in common stock subscriptions                                                                  --          16,500,000
                                                                                              ------------        ------------

         Net cash provided by financing activities                                              39,393,945          28,991,660
                                                                                              ------------        ------------

NET INCREASE IN CASH                                                                             4,081,021             487,360

CASH AND DUE FROM BANKS AT BEGINNING OF
PERIOD                                                                                           1,292,006               7,214
                                                                                              ------------        ------------

CASH AND DUE FROM BANKS AT END OF PERIOD                                                      $  5,373,027        $    494,574
                                                                                              ------------        ------------



See notes to consolidated financial statements

                               EAGLE BANCORP, INC
 Consolidated Statements Of Changes In Stockholders' Equity For The Nine Months
                            Ending September 30, 1999



                                                                                             Accumulated
                                                                                                Other           Total
                                                     Common                    Accumulated  Comprehensive   Stockholders'
                                                      Stock       Surplus        Deficit       Income          Equity
                                                   -----------------------------------------------------------------------

Balances at December 31, 1998                         $ 16,500   $ 16,483,500   $(1,561,660)   $ 11,155       $ 14,949,495


Net Loss                                                                           (831,894)                      (831,894)

Other comprehensive income-
    Unrealized gain on investment
      securities available for sale                                                            (335,110)          (335,110)
                                                                                                              ------------

Total other comprehensive loss                                                                                  (1,167,004)
                                                                                                              ------------

Balances at September 30, 1999                        $ 16,500   $ 16,483,500   $(2,393,554)  $(323,955)       $13,782,491
                                                   -----------------------------------------------------------------------



See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operation for the three and nine months ended September 30, 1999, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

     The calculation of net income per common share for the nine months ended September 30, 1998 was based on an effective stock date of June 22, 1998. Basic and diluted earnings per share are the same for the nine months and three months ended September 30, 1999 and September 30, 1998 because the inclusion of any stock equivalents would have been antidilutive.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     This discussion and analysis provides an overview of the financial condition and results of operations of Eagle Bancorp, Inc. ("Company") and EagleBank ("Bank") for the nine and three months ended September 30, 1999. In general, comparative discussion of the results of operations for the three and nine months ended September 30, 1999 and September 30, 1998 is not provided, as the Company had limited operations and organizational activity in the first and second quarters of 1998, and only two months of operations in the third quarter and as such, comparisons do not provide accurate or meaningful information regarding the Company's financial position or results of operations.

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

GENERAL

     Eagle Bancorp, Inc. was incorporated under the general corporation laws of the State of Maryland, on October 28, 1997, and is headquartered in Bethesda, Maryland. The Company was formed to be the registered bank holding company for EagleBank, its Maryland chartered commercial bank subsidiary.

     On July 20, 1998, having received the required approvals from the State of Maryland and Federal Reserve System and been accepted for deposit insurance by the FDIC, EagleBank opened its first office in Rockville, Maryland and the Company became a bank holding company. The Company initially capitalized the Bank with $7.75 million. Since its opening, the Bank has established a branch in Silver Spring and its main office in Bethesda. A third branch office was approved and opened in September 1999. The new branch, is located at 850 Sligo Avenue, Silver Spring, and is the Bank's second office in Silver Spring.

     At September 30, 1999, the Company had made total capital contributions to the Bank of $11.75 million. The Company monitors the Bank's growth and plans to make additional contributions to the Bank's capital at such times as it deems necessary in order to maintain the Bank's capital at appropriate levels. These contributions are from proceeds of the Company's original offering which have been retained at the Company. In view of strong growth at the Bank, discussed in this analysis, the Company made a capital contribution in September sufficient to allow the Bank to maintain adequate capital levels and to accommodate reasonable levels of anticipated further growth.

FINANCIAL CONDITION

     As of September 30, 1999, assets were $90.3 million and deposits and customer repurchase agreements were $74.6 million, an increase from year end 1998 of 73.6% and 100.2% respectively. Management is pleased with the growth experienced during the nine months and the fact it represents core growth from a cross section of businesses targeted by the Bank.

     Loans increased $36.5 million for the nine months as compared to year end 1998, with $18 million of the increase coming in the third quarter. This represents an increase of 47% in the third quarter. Management is particularly pleased with the strong third quarter loan growth following two quarters of moderate growth.

     At September 30, 1999, the Company had borrowings of $1.7 million. These borrowings were of a short term nature and were for the purpose of funding loans originated by the Bank but which exceeded the Bank's legal lending limit. The Company anticipates the use of short term borrowing for funds management purposes as it assists the Bank with its growth plans.

RESULTS OF OPERATIONS

     On a consolidated basis the Company recorded a net loss of $831,894 for the nine months ended September 30, 1999, and a loss of $171,539 for the three months ended September 30, 1999. The loss for the third quarter compares to a loss of $361,619 for the first quarter and a loss of $298,736 for the second quarter. These losses were expected and are consistent with anticipated results. The Bank reported a loss of $1.077 million for the nine month period, while the Company realized net earnings on capital not invested in the Bank of $245 thousand. On a per share basis, the Company has a net lost $0.50 for the nine months ended September 30, 1999, as compared to a net loss of $1.26 per share for the nine months ended September 30, 1998. The loss for the 1998 period reflects the fact that the Company had shares outstanding for only 101 days during the first nine months of 1998, resulting in a significantly lower average weighted number of shares outstanding. These losses are expected to be reduced in the future as the Bank increases its deposit base and generates additional loan volume.

     As noted above, the Bank ended the nine months with deposits and customer repurchase agreements at $74.6 million and has increased lending activity resulting in a net increase in loans, from year end, of $36.5 million.
     While deposit and customer repurchase agreement growth has exceeded projections, the competitive market caused lending activity to lag behind expectations. The loan growth in the third quarter was gratifying as it brought outstanding loans in line with expectations. The Bank has been committed to maintaining a high quality portfolio which returns a reasonable market rate and is, therefore, being selective in the loans it is approving. Although, there maybe a small sacrifice in current income, the Company believes the Bank will benefit from this practice in the long term.

     The Company and Bank plan to maintain the allowance for credit losses at an adequate level and ended the quarter with an allowance of .96% of its outstanding loans adjusted for cash secured loans and $4.7 million of participation loans considered of minimal risk due to an underlying guarantee. The Bank is in the process of adopting a loan allowance analysis process which may dictate an allowance at a level different than the present percentage of outstandings. This process is expected to be in place by year end and may result in an allowance that differs on a percentage basis from the amount maintained at September 30, 1999.

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

     The net interest income for the nine months ended September 30, 1999, was $2,071,387, and $851,588 for the three months ended September 30, 1999. Continued growth of the loan portfolio will result in it contributing a greater portion of interest income both because of volume and yield. The yield on loans is 3% to 5% higher than on investment portfolio holdings. During the nine and three months ended September 30, 1999, the average yield on loans remained at 8.64% for each period, as compared to average yields of 5.22% and 5.34% on the Bank's investment portfolio.

     Total interest expense of $1,326,208 for the nine months ended September 30, 1999 and $498,795 for the three months ended September 30, 1999, has remained stable as relating to rate but increased because of increased deposit volume. Rates paid are a function of the market and the Bank has offered competitive rates while building relationships and does not have any reliance on brokered funds. Total deposits and repurchase agreements increased by approximately $37.6 million at September 30, 1999 over December 31, 1998, with $12.0 million of that increase coming in the third quarter. The average rate on deposits and customer repurchase agreements was 3.68% for the nine months ended September 30, 1999.

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

     At September 30, 1999, management elected to maintain an allowance of .96% of outstanding loans. Based principally on current economic conditions, perceived asset quality and the Company's capital position, the allowance is believed to be adequate. At September 30, there were no commercial or real estate loans past due more than thirty days and only one consumer loan over thirty days in the amount of $3,000. For the nine months ended September 30, 1999, the Company made a provision for possible credit losses of $325,700, including a provision of $139,000 for the three months ended September 30, 1999.

     During the quarter the Bank experienced its first loan loss in the amount of $8,463 following the disposition of collateral securing the loan. Collection efforts are continuing for further recovery.

NONINTEREST INCOME

     Noninterest income primarily represents deposit account service charges and fees and noninterest loan fees and amounted to $138,599 for the nine months and $56,501 for the quarter. This source of income is expected to increase as the Bank's deposit account base and loan volume increase. Management is continually seeking sources of noninterest income and during the second quarter entered into an agreement with an off premise ATM service provider which will result in commission income to the Bank. Other sources are being considered and will be pursued if management believes they are viable.

NONINTEREST EXPENSE

     Noninterest expense was $2,716,180 for the nine month period and $940,628 for the third quarter with more than 50% representing salaries and employee benefit costs. Management has made a concentrated effort to budget and monitor noninterest expenses and believes it has established practices to control these expenses while meeting the requirements of an aggressively growing bank.

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

                            PART II OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

                           None.

         ITEM 2.  CHANGES IN SECURITIES

                           None.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                           None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None

         ITEM 5.  OTHER INFORMATION

                           None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           (11)  Statement Re: Computation of Per Share Earnings

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




EAGLE BANCORP, INC.


Date:  November 10, 1999     By:    /s/  Ronald D. Paul
                                    --------------------------------------------
                                    Ronald D. Paul, President



Date: November 10, 1999      By:    /s/ Wilmer L. Tinley
                                    --------------------------------------------
                                    Wilmer L. Tinley, Senior Vice President, CFO