Form 10KSB
period 1999-12-31
EAGLE BANCORP INC
filed 2000-03-29
CIK 1050441

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

X    Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For the fiscal year ended December 31, 1999

     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from      to

Commission file number: 0-25923

                               Eagle Bancorp, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)




        Maryland                                         52-1943477
---------------------------                 ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization









                 7815 Woodmont Avenue, Bethesda, Maryland 20814
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number:  (301)  986-1800

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:  Common Stock
                                                       $1.00 par value

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the fiscal year ended December 31, 1999 were approximately $5,381,000

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 17, 2000 was approximately $14,282,044.

As of March 17, 2000, the number of outstanding shares of the Common Stock, $1.00 par value, of Eagle Bancorp, Inc. was 1,650,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

             Portions of the Company's Annual Report to Shareholders
                    for the Year Ended December 31, 1999 are
                  incorporated by reference in part II hereof.

       Portions of the Company's definitive Proxy Statement for the Annual
             Meeting of Shareholders, to be held on May 24, 2000 are
                  incorporated by reference in part III hereof.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Eagle Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for a newly formed Maryland chartered commercial bank. The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. EagleBank, a Maryland chartered commercial bank which is a member of the Federal Reserve System, the Company's sole subsidiary, was chartered as a bank and commenced banking operations on July 20, 1998. The Bank operates from four southern Montgomery County offices located in Rockville, Bethesda and Silver Spring, Maryland.

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

EMPLOYEES

         At February 28, 2000 that Bank employed 39 persons on a full time basis, five of which are senior officers of the Bank. Except for the Chairman of the Board of Directors and the President of the Company, the Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, a 401k plan, life and long term disability insurance for substantially all full time employees. The Company has proposed for shareholder approval an incentive stock option plan for key employees of the Company and Bank.

MARKET AREA AND COMPETITION

         Location and Market Area. The Bank's main office and the headquarters of the Company and the Bank is located at 7815 Woodmont Avenue, Bethesda, Maryland 20814. The Bank has three branches, located at 110 North Washington Street, Rockville, 8677 Georgia Avenue and 850 Sligo Avenue, Silver Spring, Maryland.

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

         Effective on March 11, 2000, the Gramm Leach-Bliley Act of 1999 (the "GLB Act") allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Company's entering into competition with the Company and the Bank.

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

         The GLB Act made substantial changes in the historic restrictions on non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited. The GLB Act also allows banks to engage in a wider array of non banking activities through "financial subsidiaries."

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

         The Bank is negotiating for the lease of an additional 2,000 square feet of space in Bethesda, Maryland, t house its operations department. This expansion is necessitated by the rapid growth of the Bank. Subject to the foregoing, the Company believes that its existing facilities are adequate to conduct the Company's business.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in routine legal proceedings in the ordinary course of its business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market for Common Stock and Dividends. The Company's Common Stock is not traded on any organized exchange or on the Nasdaq National Market or the Nasdaq Small Cap Market. As of February 28, 1999, three market makers offered to make a market in the Common Stock in the over the counter "bulletin board" market under the symbol "EGBN". No assurance can be given that an active or established trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter since the third quarter of 1998, during which the Company's initial public offering of shares was completed. These quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the Common Stock. The Company has been advised, and the reader should be aware, that the $15.00 high bid price during the fourth quarter of 1998 involved a trade of an odd lot of very few shares. As of December 31, 1999, there were 1,650,000 shares of Common Stock outstanding, held by approximately 490 shareholders of record and approximately 750 beneficial owners.

           Period                        Low Bid                      High Bid
-----------------------------    -------------------------    -------------------------
Third Quarter 1998                        $10.00                       $10.50
Fourth Quarter 1998                       $10.00                       $15.00

First Quarter 1999                        $10.00                       $11.50
Second Quarter 1999                       $10.00                       $12.00
Third Quarter 1999                        $10.00                       $11.50
Fourth Quarter 1999                       $10.00                       $11.00

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

         Recent Sales of Unregistered Shares.  None.

         Use of Proceeds: On February 9, 1998, the Company's registration statement on Form SB-2 (No. 333-42083)relating to its initial offering of common stock, $.01 par value, were declared effective by the Securities and Exchange Commission, and the offering commenced. On May 13, 1999, the Company's registration statement on Form SB-2 (No. 333-51197), registering an additional 270,000 shares, was declared effective. On June 22, 1998, the offering was terminated, all of the 1,650,000 shares being offered having been sold at the offering price of $10.00 per share. Aggregate expenses of the offering were $100,413, resulting n net proceeds of the offering of $16,399,587. No person or entity underwrote the Company's offering, which was made through the efforts of the Company's organizing directors and executive officers, with the limited assistance of Koonce Securities, Inc. in order to comply with the securities laws of certain of the states in which the shares were offered. Koonce receive a fee of $10,000 for it services in connection with the offering, and reimbursement of $1,280 in out of pocket expenses.

         During the Company's organizational period, certain directors of the Company made advances to the Company which were repaid from the proceeds of the offering, with an aggregate of $5,010 in interest, representing interest at the prime rate, as adjusted on a monthly basis. A portion of the loans were converted, without interest, into payment for subscriptions for common stock in the offering.

         An aggregate of $11,250,000 has been contributed through February 28, 2000 to the capital of the Bank for use in its lending and investment activities. An aggregate of $3,049,000 has been expended by the Bank in renovation, construction and equipping of its main offices and three branch offices. $462,000 of the funds retained by the Company have been used for the purchase of loan participations from the Bank. The remaining proceeds of the offering retained by the Company are held in temporary investments pending contribution to the Bank.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The information required by this item is incorporated by reference to the material appearing under the caption "Management's Discussion and Analysis" appearing at pages 3 to 12 of the Company's Annual Report to Shareholders for the year ended December 31, 1999.

ITEM 7. FINANCIAL STATEMENTS.

         The information required by this item is incorporated by reference to the Consolidated Financial Statements appearing at pages 13 to 32 of the Company's Annual Report to Shareholders for the year ended December 31, 1999.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this Item is incorporated by reference to, the material appearing at pages 3 to 6 and 10 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to, the material appearing at pages 6 to 9 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. SECURITIES OWNERSHIP OF DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS

         The information required by this Item is incorporated by reference to, the material appearing at pages 2 to 3 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to, the material appearing at pages 9 to 10 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 24, 2000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No.       Description of Exhibits
3(a)              Certificate of Incorporation of the Company, as amended (1)
3(b)              Bylaws of the Company (2)
10.1              1998 Stock Option Plan  (3)
10.2              Employment Agreement between H.L. Ward and the (4)
10.3              Employment Agreement between Thomas D. Murphy and the Company (5)



11                Statement Regarding Computation of Per Share Income
13                Annual Report to Shareholders for the year ended December 31, 1999
21                Subsidiaries of the Registrant


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

(3) Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. (4) Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(5) Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(B)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed in the fourth quarter of 1999. Subsequent to year end, the Company filed a report on Form 8-K, dated January 20, 2000, under Item 5, disclosing the declaration of a stock split in the form of a 25% stock dividend, payable on March 31, 2000 to holders of record on March 17, 2000.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             EAGLE BANCORP, INC.



March 29, 2000                           By:    /s/ Ronald D. Paul
                                              --------------------
                                                 Ronald D. Paul, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Name                                               Position                       Date


/s/ Leonard L. Abel                   Chairman of the Board of Directors       March 29, 2000
-------------------
Leonard L. Abel


 /s/ Dudley C. Dworken                              Director                   March 29, 2000
----------------------
Dudley C. Dworken


                                                    Director                  March    , 2000
--------------------------
Eugene F. Ford, Sr.


                                                    Director                  March    , 2000
-----------------------
William A. Koier


/s/ Ronald D. Paul                            President and Director           March 29, 2000
--------------------                        Principal Executive Officer
Ronald D. Paul


 /s/ H.L. Ward
----------------                       Executive Vice President and Director   March 29, 2000
H.L. Ward                              of the Company, President of the Bank


/s/ Wilmer L. Tinley                    Senior Vice President of the Bank,
---------------------                Chief Financial Officer of the Company    March 29, 2000
Wilmer L. Tinley                   Principal Financial and Accounting Officer