Form 10QSB
period 2000-03-31
EAGLE BANCORP INC
filed 2000-05-15
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

( X )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
         filing requirements for the past 90 days. Yes X      No
                                                      ---       ----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of May 9, 2000, the registrant had 2,062,474 shares of Common Stock outstanding.

Part I
Item 1 - Financial Statements




                               EAGLE BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                 March 31,         December 31,
                                                                    2000               1999
                                                              -----------------  -----------------
Cash and due from banks                                     $        5,529,797 $        3,831,763
Federal funds sold                                                   1,181,641          6,099,872
Investment securities available for sale                            42,986,951         36,598,346
Loans (net of allowance for credit losses of
$702,037 and $579,037)                                              72,358,625         63,276,158
Premises and equipment, net                                          2,625,513          2,684,605
Other assets                                                           862,752            727,575
                                                              -----------------  -----------------

     TOTAL ASSETS                                           $      125,545,279 $      113,218,319
                                                              -----------------  -----------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits:
   Noninterest-bearing demand                               $       18,686,276 $       16,240,731
   Interest-bearing transaction accounts                            15,128,265         11,990,458
   Savings and money market                                         36,745,518         40,252,998
   Time, $100,000 or more                                           22,003,210         13,094,189
   Other time                                                       10,336,520          9,412,671
                                                              -----------------  -----------------
     Total deposits                                                102,899,789         90,991,047
Customer repurchase agreements                                       8,395,148          7,982,910
Other borrowings                                                       100,000            275,000
Other liabilities                                                      348,473            294,543
                                                              -----------------  -----------------
     Total liabilities                                             111,743,410         99,543,500
                                                              -----------------  -----------------

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 5,000,000
authorized, 2,062,474 and 1,650,000 issued and
outstanding                                                             20,625             16,500
Surplus                                                             16,479,375         16,483,500
Accumulated deficit                                                (2,284,915)        (2,412,453)
Accumulated other comprehensive income (loss)                        (413,216)          (412,728)
                                                              -----------------  -----------------
     Total stockholders' equity                                     13,801,869         13,674,819
                                                              -----------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $      125,545,279 $      113,218,319
                                                              -----------------  -----------------

See notes to consolidated financial statements


                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 and 1999

                                                                             Three Months         Three Months
                                                                                Ended                 Ended
                                                                            March 31, 2000       March 31, 1999
                                                                           -----------------    ------------------
INTEREST INCOME:
   Interest and fees on loans                                            $        1,442,007               468,296
   Taxable interest and dividends on investment securities                          548,478               378,960
   Interest on federal funds and securities
    purchased under Agreement to resell                                             108,664                74,927
                                                                           -----------------    ------------------
     Total interest income                                                        2,099,149               922,183
                                                                           -----------------    ------------------

INTEREST EXPENSE:
   Interest on deposits                                                             755,299               360,216
   Interest on customer repurchase agreements                                       100,832                32,888
   Interest on short-term borrowings                                                    730                 1,177
                                                                           -----------------    ------------------
     Total interest expense                                                         856,861               394,281
                                                                           -----------------    ------------------

NET INTEREST INCOME                                                               1,242,288               527,902

PROVISION FOR CREDIT LOSSES                                                         123,000                66,000
                                                                           -----------------    ------------------

NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                                                 1,119,288               461,902
                                                                           -----------------    ------------------

NONINTEREST INCOME:
   Service charges on deposit accounts                                               44,935                23,303
   Other income                                                                      30,822                12,317
                                                                           -----------------    ------------------
     Total noninterest income                                                        75,757                35,620
                                                                           -----------------    ------------------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                                   586,996               475,172
   Premises and equipment expenses                                                  196,622               162,566
   Advertising                                                                       20,396                25,059
   Insurance                                                                         16,895                23,584
   Outside data processing                                                           46,970                24,537
   Other expenses                                                                   199,628               148,223
                                                                           -----------------    ------------------
     Total noninterest expenses                                                   1,067,507               859,141
                                                                           -----------------    ------------------

NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT                                         127,538             (361,619)

INCOME TAX BENEFIT                                                                        -                     -
                                                                           -----------------    ------------------
NET INCOME (LOSS)                                                        $          127,538   $         (361,619)
                                                                           -----------------    ------------------

INCOME (LOSS) PER SHARE:

   Basic                                                                 $             0.06   $            (0.18)
   Diluted                                                               $             0.06   $            (0.18)

See notes to consolidated financial statements

                                       3

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 and 1999

CASH FLOWS FROM OPERATING ACTIVITIES:                                             March 31, 2000      March 31, 1999
                                                                                 -----------------   -----------------
Net income (loss)                                                              $          127,538           (361,619)
Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
  Provision for credit losses                                                             123,000              66,000
  Depreciation and amortization                                                            79,515              68,269
                                                                                                -                   -
  Increase in other assets                                                              (135,177)            (96,421)

  Increase in other liabilities                                                            53,930              48,314
                                                                                 -----------------   -----------------
        Net cash (used) by operating activities                                           248,806           (275,457)
                                                                                 -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale investment securities                                (23,417,077)        (37,636,052)
Proceeds from maturities of available for sale securities                              17,027,984          33,421,202
Decrease (increase) in federal funds sold                                               4,918,231         (2,014,482)
Net increase in loans                                                                 (9,205,467)         (7,222,455)
Bank premises and equipment acquired                                                     (20,423)           (249,877)
                                                                                 -----------------   -----------------
        Net cash used by investing activities                                        (10,696,752)        (13,701,664)
                                                                                 -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                                   11,908,742           8,955,669
Increase in customer repurchase agreements                                                412,238           5,339,359
Decrease in other borrowings                                                            (175,000)                   -
                                                                                 -----------------   -----------------
         Net cash provided by financing activities                                     12,145,980          14,295,028
                                                                                 -----------------   -----------------

NET INCREASE IN CASH                                                                    1,698,034             317,907

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                          3,831,763           1,292,006
                                                                                 -----------------   -----------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                       $        5,529,797  $        1,609,913
                                                                                 -----------------   -----------------

See notes to consolidated financial statements

                                       4

                               EAGLE BANCORP, INC
 Consolidated Statements Of Changes In Stockholders' Equity For The Three Months
                         Ending March 31, 2000 and 1999

                                                                                             Accumulated
                                                                                                Other          Total
                                                     Common                    Accumulated  Comprehensive   Stockholders'
                                                      Stock       Surplus        Deficit       Income          Equity
                                                   ----------------------------------------------------------------------

Balances at January 1, 1999                           $ 16,500   $ 16,483,500 $ (1,561,660)   $ 11,155       $14,949,495

Net Loss                                                                          (361,619)                     (361,619)

Other comprehensive income-unrealized
     loss on investment securities
     available for sale                                                                        (72,071)          (72,071)
                                                                                                            -------------

Total other comprehensive loss                                                                                  (433,690)

                                                   ----------------------------------------------------------------------
Balances at March  31, 1999                           $ 16,500   $ 16,483,500 $ (1,923,279)   $(60,916)      $13,782,491
                                                   ======================================================================



Balances at January 1, 2000                           $ 16,500   $ 16,483,500 $ (2,412,453)  $(412,728)      $13,674,819
                                                                                                            -------------

Net income                                                                         127,538                       127,538

Other comprehensive income - unrealized
    loss on investment securities
    available for sale                                                                            (488)            (488)
                                                                                                            -------------

Total other comprehensive income                                                                                 127,050

Five for four stock split in the
form of a 25% stock dividend                             4,125         (4,125)

                                                   ----------------------------------------------------------------------
Balances at March 31, 2000                            $ 20,625   $ 16,479,375 $ (2,284,915)  $(413,216)      $13,801,869
                                                   ======================================================================

                                       5

                               EAGLE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operation for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

     Basic and diluted earnings per share are the same for the three months ended March 31, 2000 and March 31, 1999 because the inclusion of any stock equivalents would have been antidilutive. Earnings per share have been stated to reflect a 25% stock dividend paid March 31, 2000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     This discussion and analysis provides an overview of the financial condition and results of operations of Eagle Bancorp, Inc. ("Company") and EagleBank ("Bank") for the three months ended March 31, 2000 and March 31, 1999.

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

     On July 20, 1998, having received the required approvals from the State of Maryland and Federal Reserve System and been accepted for deposit insurance by the FDIC, EagleBank opened its first office in Rockville, Maryland and the Company became a bank holding company. The Company initially capitalized the Bank with $7.75 million. Since its opening, the Bank has established two branches in Silver Spring and its main office in Bethesda.

     Through March 31, 2000, the Company had made total capital contributions to the Bank of $12.75 million. The Company monitors the Bank's growth and plans to make additional contributions to the Bank's capital at such times as it deems necessary in order to maintain the Bank's capital at appropriate levels. These contributions are from proceeds of the Company's original offering which have been retained at the Company. In view of strong growth at the Bank, discussed in this analysis, the Company made a capital contribution in March sufficient to allow the Bank to maintain adequate capital levels and to accommodate reasonable levels of anticipated further growth.

FINANCIAL CONDITION

     As of March 31, 2000, assets were $125.5 million and deposits and customer repurchase agreements were $111.3 million, an increase from year end 1999 of 10.9% and 12.4% respectively. Management is pleased with the growth experienced during the three months and the fact that it represents core growth from a cross section of businesses targeted by the Bank.

     Loans increased $9.2 million for the three months as compared to year end 1999. This represents an increase of 14.4% in the first quarter. Management is pleased with the continued growth in the loan portfolio and the quality of loans it has been able to consider.

     At March 31, 2000, the Company had borrowings of $100 thousand. These borrowings were of a short term nature and were for the purpose of funding loan participations with the Bank. The Company anticipates the use of short term borrowing for funds management purposes as it assists the Bank with its growth plans.

RESULTS OF OPERATIONS

     On a consolidated basis the Company recorded net income of $127,538 for the three months ended March 31, 2000, as compared to a loss of $361,619 for the three months ended March 31, 1999. The income reported for the quarter is the first quarterly consolidated income for the Company and represents income of $0.06 per share as compared to a loss of $0.18 for the first quarter of 1999. The reported income for the quarter ending is the direct result of earning asset growth producing interest spreads and margins sufficient to exceed the operating costs of the Company. On a month to month basis December 1999 was the first profitable month and those results increased each following month through the first quarter.

     As noted above, the Company ended the three months with deposits and customer repurchase agreements at $111.3 million and increased lending activity  resulted  in a net  increase  in loans,  from  year end,  of $9.2 million. The loan growth in the first quarter continued to reflect management's commitment to maintain a high quality portfolio which returns reasonable market rates. Growth in both deposits and loans were consistent with management's expectations, however, management notes increasing competition for both deposits and loans.

     The Company and Bank plan to maintain the allowance for credit losses at an adequate level and ended the quarter with an allowance of 1.00% of its outstanding loans adjusted for cash and marketable securities secured loans. The Bank has adopted a loan allowance analysis process which it employs to assist in establishing the level of the allowance.

     It was expected that the Bank would sustain losses during its start up period and not show an operating profit for any month for at least eighteen months after opening for business. Management is pleased that this report reflects profitability on target with its original projections.

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

     The net interest income for the three months ended March 31, 2000, was $1,242,288, as compared to $527,902 for the period ended March 31, 1999. This improvement is a result of the growth in earning assets and to a much lesser degree the increase in interest rates initiated by the Federal Reserve. Total interest income for the period ended March 31, 2000, was $2,099,199 compared to $922,183, for the period ended March 31, 1999.

     Total interest expense was $856,861 for the three months ended March 31, 2000 and $394,281 for the three months ended March 31, 1999. The increase, as with the increase in interest income, reflects an increase in volume, the growth of interest bearing deposits and customer repurchase agreements, and to a much lesser degree interest rates paid on deposits.

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

     At March 31, 2000, the allowance for credit losses was 1.00% of outstanding loans excluding loans secured by cash and/or readily marketable securities. The allowance has been established based principally on current economic conditions, perceived asset quality, the Company's capital position, results of external loan reviews and the Bank's internal allowance analysis process. Given these considerations the allowance is believed to be adequate. At March 31, there were no loans past due more than thirty days and no debt had been restructured. For the three months ended March 31, 2000, the Company made a provision for possible credit losses of $123,000.

NONINTEREST INCOME

     Noninterest income primarily represents deposit account service charges and fees and noninterest loan fees. For the three months ended March 31, 2000 noninterest income amounted to $75,757, as compared to $35,620 for the period ended March 31, 1999 the increase is reflective of the overall growth of the Bank and its customer base. Management is continually seeking sources of noninterest income and in late 1999 established a residential construction/permanent loan function which will generate fees, in addition to interest, as loans are sold.

     EagleCapital a division of the Bank has been formed to refer commercial real estate loans beyond the abilities of the Bank, to brokers for a fee. This activity is expected to add to noninterest income in the future.

NONINTEREST EXPENSE

     Noninterest expense was $1,067,507 for the three month period ended March 31, 2000 compared to $859,141 for the period ended March 31, 1999. The relative increase of 24% form the first quarter of 1999 to the first quarter of 2000 reflects a stability in noninterest expense when compared to the increase in income. This stability contributed to the quarter's profit. Management has made a concentrated effort to budget and monitor noninterest expenses and believes it has established practices to control these expenses while meeting the requirements of an aggressively growing bank.

                      PART II OTHER INFORMATION

   ITEM 1   LEGAL PROCEEDINGS

                     None.

   ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         Use of Proceeds. On February 9, 1998, the Company's registration statement on Form SB-2 (No. 333-42083) relating to its initial offering of common stock, $.01 par value, were declared effective by the Securities and Exchange Commission, and the offering commenced, on May 13, 1999, the Company's registration statement on Form SB-2 (No. 333-51197), registering an additioal 270,000 shares, was declared effective. On June 22, 1998, the offering was terminated. All of the 1,650,000 shares being offered having been sold at the offering price of $10.00 per share. Aggregate expenses of the offering were $100,413, resulting in net proceeds of the offering of $16,399,587. No person or entity underwrote the Company's offering, which was made through the efforts of the Company's organizing directors and executive officers, with the limited assistance of Koonce Securities, Inc. in order to comply with the securities laws of certain of the states in which the shares were offered. Koonce received a fee of $10,000 for its services in connection with the offering, and reimbursement of $1,280 in out of pocket expenses.


         During the Company's organizational period, certain directors of the Company made advances to the Company which were repaid from the proceeds of the offering, with an aggregate of $5,010 in interest, representing interest at the price rate, as adjusted on a monthly basis. A portion of the loans were converted, without interest, into payment for subscriptions for common stock in the offering.


         An aggregate of $12,750,000 has been contributed through March 31, 2000 to the capital of the Bank for use in its lending and investment activities. An aggregate of $3,054,000 has been expended by the Bank in renovation, construction and equipping of its main offices and three branch offices. $561,000 of the funds retained by the Company have been used for the purchase of loan participations from the Bank. The remaining proceeds of the offering retained by the Company are held in temporary investments pending contribution to the Bank.





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

EAGLE BANCORP, INC.

Date:  May 10, 2000          By:   /s/  Ronald D. Paul
                                   --------------------------------------------
                                   Ronald D. Paul, President

Date: May 10, 2000            By:    /s/ Wilmer L. Tinley
                                   --------------------------------------------
                                   Wilmer L. Tinley, Senior Vice President, CFO