Form 10QSB
period 2000-06-30
EAGLE BANCORP INC
filed 2000-08-14
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

( X )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                -------  -------


                         Commission File Number 0-25923

                               EAGLE BANCORP, INC
             (Exact name of registrant as specified in its charter)

             Maryland                                        52-2061461
    (State of other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

7815 Woodmont Avenue, Bethesda, Maryland                        20814
(Address of principal executive offices)                      (Zip Code)

                                 (301) 986-1800
              (Registrant's telephone number, including area code)

                                       N/A

              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x      No
                                             ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of August 7, 2000, the registrant had 2,062,474 shares of Common Stock outstanding.

Item 1 - Financial Statements

                               EAGLE BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                  June 30,         December 31,
                                                                    2000               1999
                                                              -----------------  -----------------
Cash and due from banks                                     $        7,179,429 $        3,831,763
Interest bearing deposits with other banks                             200,000                  -
Federal funds sold                                                           -          6,099,872
Investment securities available for sale                            42,041,677         36,598,346
Loans (net of allowance for credit losses of $806,537 and
   $579,037)                                                        82,818,210         63,276,158
Premises and equipment, net                                          2,704,302          2,684,605
Other assets                                                         1,237,062            727,575
                                                              -----------------  -----------------

     TOTAL ASSETS                                           $      136,180,680     $  113,218,319
                                                              -----------------  -----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits:
   Noninterest-bearing demand                               $       20,048,555 $       16,240,731
   Interest-bearing transaction accounts                            15,627,460         11,990,458
   Savings and money market                                         39,581,674         40,252,998
   Time, $100,000 or more                                           27,924,887         13,094,189
   Other time                                                        9,758,047          9,412,671
                                                              -----------------  -----------------
     Total deposits                                                112,940,623         90,991,047
Customer repurchase agreements                                       7,941,507          7,982,910
Other short term borrowings                                            600,000            275,000
Other liabilities                                                      555,483            294,543
                                                              -----------------  -----------------
     Total liabilities                                             122,037,613         99,543,500
                                                              -----------------  -----------------
STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 5,000,000 authorized,
 2,062,474 and 1,650,000 issued and outstanding                         20,625             16,500
Surplus                                                             16,479,375         16,483,500
Accumulated deficit                                                 (2,004,794)        (2,412,453)
Accumulated other comprehensive income (loss)                         (352,139)          (412,728)
                                                              -----------------  -----------------
     Total stockholders' equity                                     14,143,067         13,674,819
                                                              -----------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $      136,180,680 $      113,218,319
                                                              -----------------  -----------------

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 and 1999
                            Three Months Three Months

                                                  Six Months Ended     Six Months Ended     Three Months Ended    Three Months Ended
                                                     June 30, 2000      June 30, 1999         June 30, 2000         June 30, 1999
                                                  ------------------   -----------------    ------------------   ------------------
INTEREST INCOME:
   Interest and fees on loans                     $       3,229,366    $      1,171,031     $       1,787,359    $         702,735
   Taxable interest and dividends on investment
      securities                                          1,174,159             731,557               625,681              352,597
   Interest on federal funds and other
     interest                                               183,175             144,624                74,511               69,697
                                                  ------------------   -----------------    ------------------   ------------------
     Total interest income                                4,586,700           2,047,212             2,487,551            1,125,029
                                                  ------------------   -----------------    ------------------   ------------------
INTEREST EXPENSE:
   Interest on deposits                                   1,702,663             722,795               947,364              362,579
   Interest on customer repurchase agreements               182,978             100,888                82,146               68,000
   Interest on short-term borrowings                          2,002               3,730                 1,272                2,553
                                                  ------------------   -----------------    ------------------   ------------------
     Total interest expense                               1,887,643             827,413             1,030,782              433,132
                                                  ------------------   -----------------    ------------------   ------------------

NET INTEREST INCOME                                       2,699,057           1,219,799             1,456,769              691,597

PROVISION FOR CREDIT LOSSES                                 277,500             186,700               104,500              120,700
                                                  ------------------   -----------------    ------------------   ------------------
NET INTEREST INCOME AFTER PROVISION FOR
   CREDIT LOSSES                                          2,471,557           1,033,099             1,352,269              570,897
                                                  ------------------   -----------------    ------------------   ------------------
NONINTEREST INCOME:
   Service charges on deposit accounts                      148,777              57,225               103,842               33,922
   Other income                                              44,210              24,873                13,388               12,556
                                                  ------------------   -----------------    ------------------   ------------------
     Total noninterest income                               192,987              82,098               117,230               46,478
                                                  ------------------   -----------------    ------------------   ------------------

NONINTEREST EXPENSES:
   Salaries and employee benefits                         1,153,949             952,024               566,953              476,852
   Premises and equipment expenses                          418,858             345,558               222,236              182,992
   Advertising                                               43,764              49,070                23,368               24,011
   Office supplies                                           40,084              31,213                22,225               17,006
   Outside data processing                                  112,686              62,263                67,798               37,746
   Loss on sale of investment securities                     65,632                   -                65,632                    -
   Other expenses                                           421,912             335,424               221,166              177,804
                                                  ------------------   -----------------    ------------------   ------------------
     Total noninterest expenses                           2,256,885           1,775,552             1,189,378              916,411
                                                  ------------------   -----------------    ------------------   ------------------

NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT                 407,659            (660,355)              280,121             (299,036)

INCOME TAX BENEFIT                                                -                   -                     -                    -
                                                  ------------------   -----------------    ------------------   ------------------

NET INCOME (LOSS)                                 $         407,659    $       (660,355)    $         280,121    $        (299,036)
                                                  ==================   =================    ==================   ==================

INCOME (LOSS) PER SHARE:
   Basic                                          $            0.20    $          (0.32)    $            0.14    $           (0.14)
   Diluted                                        $            0.20    $          (0.32)    $            0.14    $           (0.14)

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 and 1999

                                                                                    June 30, 2000       June 30, 1999
                                                                                  -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $        407,659    $       (660,355)
Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
  Provision for credit losses                                                              227,500             186,700
  Depreciation and amortization                                                            162,168             136,857
                                                                                                 -                   -
  Increase in other assets                                                                (509,487)           (308,365)

  Increase in other liabilities                                                            260,940              89,443
                                                                                 -----------------   -----------------

        Net cash provided (used) by operating activities                                   548,780            (555,720)
                                                                                 -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Interest bearing deposits with other banks                                     $          (200,000)                  -
Purchases of available for sale investment securities                                  (47,350,458)        (41,642,782)
Proceeds from maturities of available for sale securities                               41,967,716          37,109,540
Decrease in federal funds sold                                                           6,099,872             396,648
Net increase in loans                                                                  (19,769,552)        (18,451,486)
Bank premises and equipment acquired                                                      (181,865)           (313,870)
                                                                                 -----------------   -----------------

        Net cash (used) by investing activities                                        (19,434,287)        (22,901,950)
                                                                                 -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                                    21,949,576          18,606,362
(Decrease) increase in customer repurchase                                                 (41,403)          6,733,978
Increase in federal funds purchase and other                                               325,000             100,000
                                                                                 -----------------   -----------------

         Net cash provided by financing activities                                      22,233,173          25,440,340
                                                                                 -----------------   -----------------

NET INCREASE IN CASH                                                                     3,347,666           1,982,670

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                           3,831,763           1,292,006
                                                                                 -----------------   -----------------

CASH AND DUE FROM BANKS AT END OF PERIOD                                         $      7,179,429    $      3,274,676
                                                                                 -----------------   -----------------

See notes to consolidated financial statements

                               EAGLE BANCORP, INC

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS

                          ENDING JUNE 30, 2000 AND 1999

                                                                                             Accumulated
                                                                                                Other           Total
                                                     Common                    Accumulated  Comprehensive   Stockholders'
                                                      Stock       Surplus        Deficit       Income          Equity
                                                   -----------------------------------------------------------------------
Balances at January 1, 1999                           $ 16,500   $ 16,483,500  $(1,561,660)    $ 11,155       $14,949,495

Net Loss                                                                           361,619                       (361,619)

Other comprehensive income-
    Unrealized loss on investment
      Securities available for sale                                                             (72,071)          (72,071)
                                                                                                              -----------

Total other comprehensive loss                                                                                   (433,690)
                                                      --------   ------------  -----------    ---------       -----------
Balances at June 30, 1999                             $ 16,500   $ 16,483,500  $(1,923,279)   $ (60,916)      $13,782,491
                                                      --------   ------------  -----------    ---------       -----------


Balances at January 1, 2000                            $16,500    $16,483,500  $(2,412,453)   $(412,728)      $13,674,819
                                                                                                              -----------

Net Income                                                                         407,659                        407,659

Other comprehensive income-Unrealized
    gain on investment securities available
    for sale                                                                                     60,589            60,589
                                                                                                              -----------

Total other comprehensive income                                                                                  468,248

Five for four stock split effected
  in the form of a 25% stock dividend                    4,125         (4,125)


                                                      --------   ------------  -----------    ---------       -----------
Balances at June 30, 2000                              $20,625    $16,479,375  $(2,004,794)   $(352,139)      $14,143,067
                                                      --------   ------------  -----------    ---------       -----------

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operation for the six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

2. NATURE OF BUSINESS

     The Company, through its bank subsidiary, provides domestic financial services primarily in Montgomery County, Maryland. The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products.

3. INVESTMENT SECURITIES

     Amortized cost and estimated market value of securities available - for - sale are summarized as follows:

                                                                   June 30, 2000

                                                            Gross             Gross    Estimated
                                        Amortized      Unrealized        Unrealized         Fair
                                             Cost           Gains            Losses        Value
                                             ----           -----            ------        -----
U. S. Treasury securities            $  1,499,355    $         --    $      (4,035) $  1,495,320
U. S. Government Agency securities     40,292,925          29,549         (365,644)   39,956,830
Federal Reserve Bank and
     Federal Home Loan Bank stock         329,150                                        329,150
Other equity investments                  272,386          42,024           54,033       260,377
                                     ------------    ------------    -------------  ------------
                                     $ 42,393,816    $     71,573    $    (423,712) $ 42,041,677
                                     ============    ============    =============  ============
                                                               December 30, 1999

                                                            Gross             Gross    Estimated
                                        Amortized      Unrealized        Unrealized         Fair
                                             Cost           Gains            Losses        Value
                                             ----           -----            ------        -----
U. S. Treasury securities            $  1,498,308     $       --     $      (3,933) $  1,494,375
U. S. Government Agency securities     34,970,060             --          (403,304)   34,566,756
Federal Reserve Bank stock                271,100             --                --       271,100
Other equity investments                  271,606         43,546            49,037       266,115
                                     ------------   ------------      ------------  ------------
                                     $ 37,011,074   $     43,546      $   (358,200) $ 36,598,346
                                     ============    ============    =============  ============

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

5. EARNINGS

     Earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. Earnings per share have been restated to reflect a 25% stock dividend distributed March 31, 2000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

     This discussion and analysis provides an overview of the financial condition and results of operations of Eagle Bancorp, Inc. ("Company") and EagleBank ("Bank") for the six months ended June 30, 2000 and June 30, 1999.

     Forward Looking Statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events, which may not have been anticipated as of the date of such statements.

GENERAL

     Eagle Bancorp, Inc. was incorporated under the general corporation laws of the State of Maryland, on October 28, 1997, and is headquartered in Bethesda, Maryland. The Company was formed to be the registered bank holding company for EagleBank; its Maryland chartered commercial bank subsidiary.

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

     At June 30, 2000, the Company had made total capital contributions to the Bank of $14.75 million. The Company monitors the Bank's growth and plans to make additional contributions to the Bank's capital at such times, as it deems necessary in order to maintain the Bank's capital at appropriate levels. These contributions are from proceeds of the Company's original offering which have been retained at the Company. In view of strong growth at the Bank, discussed in this analysis, the Company made a capital contribution in June sufficient to allow the Bank to maintain adequate capital levels and to accommodate reasonable levels of anticipated further growth.

FINANCIAL CONDITION

     As of June 30, 2000, assets were $136.2 million and deposits and customer repurchase agreements were $120.9 million, an increase from year end 1999 of 20.3% and 14.1% respectively. Management is pleased with the growth experienced during the six months and the fact that it represents core growth from a cross section of businesses targeted by the Bank. While the Bank does not rely on or solicit brokered deposits, regulatory rules require that $16 million of deposits at June 30, 2000 and $15 million of deposits at December 31,1999 be classified as brokered deposits. The source of these funds is a customer well known and with ties to the Bank and management considers the relationship to be a core deposit relationship.

     Loans increased $19.8 million for the six months as compared to year end 1999. This represents an increase of 30.9% for the period. Management is pleased with the continued growth in the loan portfolio and the quality of loans it has been able to consider.

     At June 30, 2000, the Bank had federal funds purchased of $600 thousand, in addition to $7.9 million in customer repurchase agreements. The purchase of federal funds was consistent with the Bank's funds management policy and was for short term funding of loans originated by the Bank. The Bank anticipates the use of federal funds purchased and reverse repurchase agreements for funds management purposes in addition to the sales of securities from the investment portfolio.

RESULTS OF OPERATIONS

     On a consolidated basis the Company recorded net income of $407,659 for the six months ended June 30, 2000, as compared to a loss of $660,355 for the six months ended June 30, 1999. The income for the quarter ended June 30, 2000 was $280,121, as compared to a loss of $299,036 for the quarter ended June 30, 1999. Per share income was $0.20 for the six months and $0.14 for the quarter ended June 30,2000 as compared to per share losses of $0.32 for the six months ended June 30,1999 and $0.14 for the quarter ended June 30,1999. The reported income for the six months is the direct result of strong deposit and loan growth and careful management of the Bank's cost of funds.

     As noted above, the Company ended the six months with deposits and customer repurchase agreements at $120.9 million and increased lending activity resulted in a net increase in loans, from year end, of $19.8 million. The loan growth in the first six months continued to reflect management's commitment to maintain a high quality portfolio, which returns reasonable market rates. Growth in both deposits and loans were consistent with management's expectations, however, management notes increasing competition for both deposits and loans.

     The Company and Bank plan to maintain the allowance for credit losses at an adequate level and ended the six months with an allowance of 1.00% of its outstanding loans adjusted for cash and marketable securities secured loans. The Bank has adopted a loan allowance analysis process, which it employs to assist in establishing the level of the allowance.

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

     The net interest income for the six months ended June 30, 2000, was $2,699,057, as compared to $1,219,799 for the period ended June 30, 1999. This improvement is a result of the growth in earning assets and to a lesser degree the increase in interest rates initiated by the Federal Reserve. Total interest income for the period ended June 30, 2000, was $4,586,700 compared to $2,047,212 for the period ended June 30, 1999.

     Total interest expense was $1,887,643 for the six months ended June 30, 2000 and $827,413 for the six months ended June 30, 1999. The increase, as with the increase in interest income, reflects an increase in volume, the growth of interest bearing deposits and customer repurchase agreements, and to a lesser degree interest rates paid on deposits.

     The following average balance, interest yields and rates, and net interest margain table, reflects the improvement in spreads and margin, from the first six months of 1999 to the first six months of 2000, as they were impacted by the growth in earning assets and the change in mix from investments to loans.


AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN SIX MONTHS ENDED JUNE 30,


                                                                   2000                                       1999
                                                                   ----                                       ----
                                                   Average                    Average        Average                     Average
                                                   Balance      Interest     Yield/Rate      Balance       Interest      Yield/Rate
                                                   -------      --------     ----------      -------       --------      ----------
ASSETS:

Interest earnings assets:
    Loans                                        $ 72,138,275   $3,229,366       9.00%      $27,589,437    $1,171,031       8.54%
    Investment securities                          39,384,851    1,174,159       6.00%       28,630,647       731,577       5.14%
    Federal funds sold and other
      interest                                      6,234,829      183,175       5.91%        6,198,037       144,604       4.69%
                                                 ------------   ----------       ----       -----------    ----------       ----
         Total interest earning assets            117,757,955    4,586,700       7.83%       62,418,121     2,047,212       5.67%
                                                 ------------   ----------                  -----------    ----------

    Total noninterest earning assets                7,860,269                                 5,298,647
    Less: allowance for credit losses                 672,696                                   230,834
                                                 ------------                               -----------
      Total noninterest earning assets              7,187,573                                 5,067,813
                                                 ------------                               -----------
      TOTAL ASSETS                               $124,945,528                               $67,485,934
                                                 ------------                               -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
    NOW accounts                                   13,872,220      131,304       1.90%        8,386,655        68,776       1.65%
   Savings and money market accounts               37,936,201      790,110       4.19%       18,566,004       352,310       3.82%
   Certificates of deposit                         31,438,950      781,249       5.00%       12,879,295       301,709       4.71%
   Customer repurchase agreements                   8,988,877      182,978       4.09%        4,921,286       100,888       4.12%
   Short term borrowings                               66,667        2,002       6.04%          128,571         3,730       5.83%
                                                 ------------   ----------       ----       -----------    ----------       ----
          Total ineterest bearing liabilities      92,302,915    1,887,643       4.11%       44,881,811       827,413       3.71%
                                                 ------------   ----------                  -----------    ----------       ----

Non interest bearing liabilities:
    Non interest bearing deposits                  18,164,819                                    7,283,536
    Other liabilities                                 482,674                                      281,141
                                                 ------------                                     -------
        Total non interest bearing liabilities     18,647,493                                   7,564,677
                                                                                                ---------

Stockholders equity                                13,995,120                                   15,039,446
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                   $124,945,528                                 $ 67,485,934
                                                 ------------                                ------------

Net interest income                                             $2,699,057                                   $ 1,219,799
                                                                ----------                                  -----------
Net interest spread                                                              3.72%                                         1.96%
Net interest margin                                                              4.61%                                         3.93%


ALLOWANCE AND PROVISION FOR CREDIT LOSSES

     The provision for credit losses represents the expense recognized to fund the allowance for credit losses. This amount is based on many factors, which reflect management's assessment of the risk in its loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes.

     At June 30, 2000, the allowance for credit losses was 1.00% of outstanding loans excluding loans secured by cash and/or readily marketable securities. The allowance has been established based principally on current economic conditions, perceived asset quality, results of external loan reviews and the Bank's internal allowance analysis process which includes analysis of peer group loss experience. Given these considerations the allowance is believed to be adequate. At June 30, there were no loans past due more than thirty days and no debt had been restructured. For the six months ended June 30, 2000, the Company made a provision for possible credit losses of $277,500.

NONINTEREST INCOME

     Noninterest income primarily represents deposit account service charges and fees and noninterest loan fees. For the six months ended June 30, 2000 noninterest income amounted to $192,987, as compared to $82,098 for the period ended June 30, 1999 the increase is reflective of the overall growth of the Bank and its customer base. Management is continually seeking sources of noninterest income and in late 1999 established a residential construction/permanent loan function, which will generate fees, in addition to interest, as loans are sold.

     EagleCapital a division of the Bank has been formed to refer commercial real estate loans beyond the abilities of the Bank, to brokers for a fee. This activity is expected to add significantly to noninterest income.

NONINTEREST EXPENSE

     Noninterest expense was $2,256,885 for the six month period ended June 30, 2000 compared to $1,775,552 for the period ended June 30, 1999. Principal among noninterest expenses is emplyment costs which increased from $952,024 for the first six months of 1999 to $1,153,949 for the first six months of 2000. This increase reflects the growth of the Bank as it added one new branch, new support personnel and a new lender

     Included in June 30, 2000, noninterest expense is a loss on sale of investment securities of $65,632. This loss was planned as management elected to sell certain Bank securities and reinvest the proceeds in higher yielding securities, of equal quality, thereby increasing the overall portfolio yield. This strategy resulted in an increase in portfolio income sufficient to offset the loss by December 31, 2000, and assure higher yields for a period of one to two years beyond that date. Management has made a concentrated effort to budget and monitor noninterest expenses and believes it has established practices to control these expenses while meeting the requirements of an aggressively growing bank.

LIQUIDITY

      Liquidity is a measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositors requirements for use of their funds. The Bank's sources of liquidity are made up of cash balances, due from banks, federal funds sold and short term securities. There are other sources of liquidity which at this time are not relied on by the Bank but as the Bank matures those sources, such as Federal Home Loan Bank advances, will also be considered for liquidity.

      At June 30, 2000, the Bank's liquidity formula reported $20 million of liquidity in excess of the amount which might be required to meet projected and contingent needs.

CAPITAL

      The following table shows the Company and Bank capital ratios and the corresponding minimum regulatory requirements. As reflected in the table the Company and Bank exceed all capital ratio requirements:

Capital ratios and minimum regulatory guidlines at June 30, 2000:

                                                                    Minimum
                                            Actual                 Guidelines
                                            ------                 ----------

Total Risk-Based Capital:

   Company                                  12.75%                   8.00%
   Bank                                     11.35%                   8.00%

Tier 1 Risk-Based Capital:

   Company                                  11.86%                   4.00%
   Bank                                     10.70%                   4.00%

Leverage Ratio

   Company                                  11.06%                   8.00%
   Bank                                      9.93%                   8.00%

                            PART II OTHER INFORMATION

         ITEM 1   LEGAL PROCEEDINGS

                           None.

         ITEM 2   CHANGES IN SECURITIES

                  Use  of  Proceeds.   On  February  9,  1998,   the   Company's
         registration statement on Form SB-2 (No. 333-42083) relating to its initial offering of common stock, $.01 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced, on May 13, 1999, the Company's registration statement on Form SB-2 (No. 333-51197), registering an additional 270,000 shares, was declared effective. On June 22, 1998, the offering was terminated. All of the 1,650,000 shares being offered having been sold at the offering price of $10.00 per share. Aggregate expenses of the offering were $100,413, resulting in net proceeds of the offering of $16,399,587. No person or entity underwrote the Company's offering, which was made through the efforts of the Company's organizing directors and executive officers, with the limited assistance of Koonce Securities, Inc. in order to comply with the securities laws of certain of the states in which the shares were offered. Koonce received a fee of $10,000 for its services in connection with the offering, and reimbursement of $1,280 in out of pocket expenses.

                  During the Company's organizational period, certain directors of the Company made advances to the Company which were repaid from the proceeds of the offering, with an aggregate of $5,010 in interest, representing interest at the prime rate, as adjusted on a monthly basis. A portion of the loans was converted, without interest, into payment for subscriptions for common stock in the offering.

                 An aggregate of $14,750,000 has been contributed through June 30, 2000 to the capital of the Bank for use in its lending and investment activities. An aggregate of $3,054,000 has been expended by the Bank in renovation, construction and equipping of its main office and three branch offices. The remaining proceeds of the offering retained by the Company are held in temporary investments pending contribution to the Bank.

         ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                           None.

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              At the May 24, 2000, Annual Meeting of Shareholders the following matters were submitted to a vote and approved:

              (a) Election of six directors to serve a one year term ending on the next Annual Meeting date:

                   Leonard L. Abel
                   Dudley C. Dworken
                   Eugene F. Ford, Sr.
                   William A. Koier
                   Ronald D. Paul
                   H. L. Ward

                   The named directors constitute the entire board of directors and each was elected at the Annual Meeting.

         ITEM 5.  OTHER INFORMATION

                           None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

                       (11) Statement Re: Computation of Per Share Earnings

                       (21) Subsidiaries of the Registrant

                       The only subsidiary of the registrant is EagleBank; a Maryland chartered commercial banking company.

                       (27) Financial Data Schedule

                  (b)  Reports on Form 8-K

                           None.

                                  EXHIBIT INDEX

         Exhibit No.       Description
         -----------       -----------

             (11)          Statement Re: Computation of Per Share Earnings

             (21)          Subsidiaries of the Registrant

                           The only subsidiary of the registrant is EagleBank; a Maryland chartered commercial banking company.

             (27)          Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 14, 2000         By: /s/  Ronald D. Paul
                                  ---------------------------------------------
                                  Ronald D. Paul, President


Date: August 14, 2000         By:  /s/ Wilmer L. Tinley, Jr
                                   --------------------------------------------
                                   Wilmer L. Tinley, Senior Vice President, CFO