Form 10QSB
period 2000-09-30
EAGLE BANCORP INC
filed 2000-11-14
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(MARK ONE)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

(_)             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of November 9, 2000, the registrant had 2,062,474 shares of Common Stock outstanding.

Item 1 - Financial Statements


                               EAGLE BANCORP, INC.

                           CONSOLIDTED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                                                                          September 30,                December 31,
                                                                                              2000                         1999
                                                                                          -------------               -------------
                                             ASSETS

Cash and due from banks                                                                   $   7,459,576               $   3,831,763

Interest bearing deposits with other banks                                                      200,000                          --
Federal funds sold                                                                            1,697,926                   6,099,872
Investment securities available for sale                                                     40,051,396                  36,598,346
Loans (net of allowance for credit losses of
   $910,537 and $579,037)                                                                    94,122,424                  63,276,158
Premises and equipment, net                                                                   2,643,925                   2,684,605
Other assets                                                                                  1,478,299                     727,575
                                                                                          -------------               -------------

     TOTAL ASSETS                                                                         $ 147,653,546               $ 113,218,319
                                                                                          =============               =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits:
   Noninterest-bearing demand                                                             $  21,911,203               $  16,240,731
   Interest-bearing transaction accounts                                                     17,356,921                  11,990,458
   Savings and money market                                                                  42,624,651                  40,252,998
   Time, $100,000 or more                                                                    26,123,739                  13,094,189
   Other time                                                                                12,354,030                   9,412,671
                                                                                          -------------               -------------
     Total deposits                                                                         120,370,544                  90,991,047
Customer repurchase agreements                                                                7,005,136                   7,982,910
Other short term borrowings                                                                   5,000,000                     275,000
Other liabilities                                                                               439,747                     294,543
                                                                                          -------------               -------------
     Total liabilities                                                                      132,815,427                  99,543,500
                                                                                          -------------               -------------

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 5,000,000
authorized, 2,062,474 and 1,650,000 issued and
outstanding                                                                                      20,625                      16,500
Surplus                                                                                      16,479,375                  16,483,500
Accumulated deficit                                                                          (1,617,255)                 (2,412,453)
Accumulated other comprehensive income (loss)                                                   (44,626)                   (412,728)
                                                                                          -------------               -------------
     Total stockholders' equity                                                              14,838,119                  13,674,819
                                                                                          -------------               -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 147,653,546               $ 113,218,319
                                                                                          =============               =============

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 2000 and 1999


                                                     Nine Months Ended   Nine Months Ended   Three Months Ended  Three Months Ended
                                                     September 30, 2000  September 30, 1999  September 30, 2000  September 30, 1999
                                                     ------------------  ------------------  ------------------  ------------------
INTEREST INCOME:
   Interest and fees on loans                            $5,264,564         $ 2,149,326          $2,035,198         $   978,295
   Taxable interest and dividends on
      investment securities                               1,846,955           1,073,555             672,796             341,998
   Interest on federal funds and securities
      purchased under Agreement to resell                   223,070             174,714              39,895              30,090
                                                         ----------         -----------          ----------         -----------
     Total interest income                                7,334,589           3,397,595           2,747,889           1,350,383
                                                         ----------         -----------          ----------         -----------

INTEREST EXPENSE:
   Interest on deposits                                   2,794,153           1,132,319           1,091,490             409,524
   Interest on customer repurchase agreements               253,708             170,226              70,730              69,338
   Interest on short-term borrowings                         59,431              11,609              57,429              19,933
                                                         ----------         -----------          ----------         -----------
     Total interest expense                               3,107,292           1,314,154           1,219,649             498,795
                                                         ----------         -----------          ----------         -----------


NET INTEREST INCOME                                       4,227,297           2,083,441           1,528,240             851,588

PROVISION FOR CREDIT LOSSES                                 331,500             325,700             104,000             139,000
                                                         ----------         -----------          ----------         -----------

NET INTEREST INCOME AFTER PROVISION FOR
    CREDIT LOSSES                                         3,895,797           1,757,741           1,424,240             712,588
                                                         ----------         -----------          ----------         -----------

NONINTEREST INCOME:
   Service charges on deposit accounts                      249,706              91,584             100,929              34,359
   Other income                                              65,228              47,015              21,018              22,142
                                                         ----------         -----------          ----------         -----------
     Total noninterest income                               314,934             138,599             121,947              56,501
                                                         ----------         -----------          ----------         -----------

NONINTEREST EXPENSES:
   Salaries and employee benefits                         1,733,972           1,452,961             580,023             500,937
   Premises and equipment expenses                          652,520             538,273             233,662             192,715
   Advertising                                               70,026              72,849              26,262              23,779
   Office supplies                                           61,813              46,358              21,729              15,145
   Outside data processing                                  179,898             106,988              67,212              44,725
   Loss on sale of investment securities                     65,632               4,489                  --               4,489
   Other expenses                                           651,672             506,316             229,760             158,838
                                                         ----------         -----------          ----------         -----------
     Total noninterest expenses                           3,415,533           2,728,234           1,158,648             940,628
                                                         ----------         -----------          ----------         -----------


NET INCOME (LOSS) BEFORE INCOME TAX BENEFIT                 795,198            (831,894)            387,539            (171,539)

INCOME TAX BENEFIT                                               --                  --                  --                  --
                                                         ----------         -----------          ----------         -----------


NET INCOME (LOSS)                                        $  795,198         $  (831,894)         $  387,539         $  (171,539)
                                                         ==========         ===========          ==========         ===========

NET INCOME (LOSS) PER SHARE:


   Basic                                                 $     0.39         $     (0.40)         $     0.19         $     (0.08)
   Diluted                                               $     0.39         $     (0.40)         $     0.19         $     (0.08)

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999

                                                                                   September 30, 2000        September 30, 1999
                                                                                   ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $    795,198                 (831,894)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Provision for credit losses                                                             331,500                  325,700
  Depreciation and amortization                                                           250,244                  210,437
  Loss on sale of investment securities                                                    65,632                    4,489
  Increase in other assets                                                               (750,724)                (272,794)

  Increase in other liabilities                                                           145,204                   84,883
                                                                                     ------------             ------------

        Net cash provided (used) by operating activities                                  837,054                 (479,179)
                                                                                     ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest bearing deposits with other banks                               $   (200,000)                      --
Purchases of available for sale investment securities                                 (47,416,090)             (41,643,226)
Proceeds from maturities of available for sale securities                              39,331,143               39,618,392
Proceeds from sale of available for sale securities                                     4,934,367
Decrease in fereal funds sold                                                           4,401,946                4,314,549
Net increase in loans                                                                 (31,177,766)             (36,593,234)
Bank premises and equipment acquired                                                     (209,564)                (530,226)
                                                                                     ------------             ------------

        Net cash used by investing activities                                         (30,335,964)             (34,833,745)
                                                                                     ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                                   29,379,497               31,330,496
(Decrease) increase in customer repurchase agreements                                    (977,774)               6,363,449
Increase in and other short term borrowings                                             4,725,000                1,700,000
                                                                                     ------------             ------------
        Net cash provided by financing activities                                      33,126,723               39,393,945
                                                                                     ------------             ------------

NET INCREASE IN CASH                                                                    3,627,813                4,081,021

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                          3,831,763                1,292,006
                                                                                     ------------             ------------

CASH AND DUE FROM BANKS AT END OF PERIOD                                             $  7,459,576             $  5,373,027
                                                                                     ============             ============


See notes to consolidated financial statements

                               EAGLE BANCORP, INC
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
                       ENDING SEPTEMBER 30, 2000 AND 1999

                                                                                                    Accumulated
                                                                                                       Other           Total
                                                       Common                         Accumulated   Comprehensive   Stockholders'
                                                        Stock          Surplus          Deficit        Income          Equity
                                                 -------------------------------------------------------------------------------
Balances at January 1, 1999                          $    16,500     $ 16,483,500     $(1,561,660)    $  11,155     $14,949,495

Net Loss                                                                                 (831,894)                     (831,894)

Other comprehensive income-
    Unrealized loss on investment
      Securities available for sale                                                                    (335,110)       (335,110)
                                                                                                                    -----------

Total comprehensive loss                                                                                             (1,167,004)

                                                 ------------------------------------------------------------------------------
Balances at September 30, 1999                       $    16,500     $ 16,483,500     $(2,393,554)    $(323,955)    $13,782,491
                                                 ------------------------------------------------------------------------------



Balances at January 1, 2000                          $    16,500     $ 16,483,500     $(2,412,453)    $(412,728)    $13,674,819
                                                                                                                    -----------

Net Income                                                                                795,198                       795,198



Other comprehensive income-
  Unrealized Gain on investment securities
    available for sale                                                                                  368,102         368,102
                                                                                                                    -----------

Total  comprehensive income                                                                                           1,163,300

Five for four stock split effected
  in the Form of a 25% stock dividend                      4,125           (4,125)

                                                 ------------------------------------------------------------------------------
Balances at September 30, 2000                       $    20,625     $ 16,479,375     $(1,617,255)    $ (44,626)    $14,838,119
                                                 ------------------------------------------------------------------------------

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operation for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

3.       INVESTMENT SECURITIES

         Amortized cost and estimated market value of securities available - for
         - sale are summarized as follows:




                                                                                      September 30, 2000

                                                                                    Gross                 Gross           Estimated
                                                              Amortized        Unrealized            Unrealized                Fair
                                                                   Cost             Gains                Losses               Value
                                                            -----------         ---------          ------------          -----------
U. S. Treasury securities                                   $ 1,499,745         $      --          $     (2,085)         $ 1,497,660
U. S. Government Agency securities                           37,696,280           156,534              (204,657)          37,648,157
Federal Reserve Bank and
     Federal Home Loan Bank stock                               627,200                                                      627,200
Other equity investments                                        272,797            41,612               (36,030)             278,379
                                                            -----------         ---------          ------------          -----------
                                                            $40,096,022         $ 198,146          $   (242,772)         $40,051,396
                                                            ===========         =========          ============          ===========

                                                                                     December 31, 1999

                                                                                    Gross                 Gross           Estimated
                                                              Amortized        Unrealized            Unrealized                Fair
                                                                   Cost             Gains                Losses               Value
                                                            -----------         ---------          ------------          -----------
U. S. Treasury securities                                   $ 1,498,308         $      --          $     (3,933)         $ 1,494,375
U. S. Government Agency securities                           34,970,060                --              (403,304)          34,566,756
Federal Reserve Bank stock                                      271,100                --                    --              271,100
Other equity investments                                        271,606            43,546               (49,037)             266,115
                                                            -----------         ---------          ------------          -----------
                                                            $37,011,074         $  43,546          $   (456,274)         $36,598,346
                                                            ===========         =========          ============          ===========

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         This discussion and analysis provides an overview of the financial condition and results of operations of Eagle Bancorp, Inc. ("Company") and EagleBank ("Bank") for the nine months ended September 30, 2000 and September 30, 1999.

         Forward Looking Statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, beliefs and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions.
         These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events, which may not have been anticipated as of the date of such statements.

GENERAL

         Eagle Bancorp, Inc. was incorporated under the general corporation laws of the State of Maryland, on October 28, 1997, and is headquartered in Bethesda, Maryland. The Company was formed to be the registered bank holding company for EagleBank; its Maryland chartered commercial bank subsidiary.

         On July 20, 1998, having received the required approvals from the State of Maryland and Federal Reserve System and been accepted for deposit insurance by the FDIC, EagleBank opened its first office in Rockville, Maryland and the Company became a bank holding company. The Company initially capitalized the Bank with $7.75 million. Since its opening, the Bank has established two branches in Silver Spring and its main office in Bethesda. The Bank has applied for, and is awaiting final approval of, a new office to be located at 20th and K Streets in Washington, DC. Current plans call for the opening of this office to be in early spring of 2001.

         At September 30, 2000, the Company had made total capital contributions to the Bank of $14.75 million. The Company monitors the Bank's growth and plans to make additional contributions to the Bank's capital at such times, as it deems necessary in order to maintain the Bank's capital at appropriate levels. These contributions are from proceeds of the Company's original offering which have been retained at the Company. In view of strong growth at the Bank, discussed in this analysis, the Company made a capital contribution in June sufficient to allow the Bank to maintain adequate capital levels and to accommodate reasonable levels of anticipated further growth.

FINANCIAL CONDITION

         As of September 30, 2000, assets were $147.7 million and deposits and customer repurchase agreements were $127.4 million, an increase from year end 1999 of 30.4% and 28.7% respectively. Management is pleased with the growth experienced during the nine months and the fact that it represents core growth from a cross section of businesses targeted by the Bank. While the Bank does not rely on or solicit brokered deposits, regulatory rules require that $15 million of deposits at September 30, 2000 and $15 million of deposits at December 31, 1999 be classified as brokered deposits. The source of these funds is a customer well known to the Bank and management considers the relationship to be a core deposit relationship.

         Loans increased $31.2 million for the nine months as compared to year end 1999. This represents an increase of 48.8% for the period. Management is pleased with the continued growth in the loan portfolio and the quality of loans it has been able to consider.

         At September 30, 2000, the Bank had a Federal Home Loan Bank advance of $5 million, secured by US government agency securities, in addition to $7 million in customer repurchase agreements. The Federal Home

         Loan Bank advance was consistent with the Bank's funds management policy and was for short term funding of loans originated by the Bank. The Bank anticipates the use of Federal Home Loan Bank advances, federal funds purchased and reverse repurchase agreements for funds management purposes in addition to the sales of securities from the investment portfolio.

RESULTS OF OPERATIONS

         On a consolidated basis the Company recorded net income of $795,198 for the nine months ended September 30, 2000, as compared to a loss of $831,894 for the nine months ended September 30, 1999. The income for the quarter ended September 30, 2000 was $387,539, as compared to a loss of $171,539 for the quarter ended September 30, 1999. Per share income was $0.39 for the nine months and $0.19 for the quarter ended September 30, 2000 as compared to per share losses of $0.40 for the nine months ended September 30,1999 and $0.08 for the quarter ended September 30,1999. The reported income for the nine months is the direct result of strong deposit and loan growth and careful management of the Bank's cost of funds.

         As noted above, the Company ended the nine months with deposits and customer repurchase agreements at $127.4 million and increased lending activity resulted in a net increase in loans, from year end, of $31.2 million. Management believes that the loan growth in the first nine months continued to reflect its commitment to maintain a high quality portfolio, which returns reasonable market rates. Growth in both deposits and loans were consistent with management's expectations, however, management notes increasing competition for both deposits and loans.

         The Company and Bank plan to maintain the allowance for credit losses at an adequate level and ended the nine months with an allowance of .99% of its outstanding loans adjusted for cash and marketable securities secured loans. The Bank has adopted a loan allowance analysis process, which it employs to assist in establishing the level of the allowance.

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

         The net interest income for the nine months ended September 30, 2000, was $4,227,297, as compared to $2,083,441 for the period ended September 30, 1999. This improvement is a result of the 86% overall growth in average earning assets, including a 131% increase in average loans, and to a lesser degree the increase in interest rates initiated by the Federal Reserve. Also, during the nine months ended September 30, 2000, average loans increased to 63.3% of average earning assets, as compared to 50.9% during the comparable period in 1999. Total interest income for the period ended September 30, 2000, was $7,334,589 compared to $3,397,595 for the period ended September 30, 1999. This was principally as a result of the increased levels of average earning assets, and the 111 basis point increase in the average rate on interest earning assets, compared to the same period in 1999.

         Total interest expense was $3,107,292 for the nine months ended September 30, 2000 and $1,314,154 for the nine months ended September 30, 1999. The increase, as with the increase in interest income, reflects an increase in volume, the growth of interest bearing deposits and customer repurchase agreements, and to a lesser degree interest rates paid on deposits.

         The following average balance, interest yields and rates, and net interest margin table, reflects the improvement in spreads and margin, from the first nine months of 1999 to the first nine months of 2000, as they were impacted by the growth in earning assets and the change in mix from investments to loans.


AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN NINE MONTHS ENDED SEPTEMBER 30,

                                                                      2000                                       1999
                                                                      ----                                       ----
                                                    Average                      Average        Average                    Average
                                                    Balance         Interest     Yield/Rate     Balance       Interest    Yield/Rate
                                                  ------------     -----------   ----------    ----------    ----------   ----------
                        ASSETS:

Interest earnings assets:
    Loans                                         $ 77,281,188     $ 5,264,564       9.10%    $33,374,004    $2,149,326      8.60%
    Investment securities                           39,764,469       1,846,955       6.20%     27,304,954     1,073,555      5.25%
    Federal funds sold
      and other interest                             4,967,974         223,070       6.00%      4,901,937       174,714      4.76%
                                                  ------------     -----------                -----------    ----------
         Total interest earning assets             122,013,631       7,334,589       8.03%     65,580,895     3,397,595      6.92%
                                                  ------------     -----------                -----------    ----------

    Total noninterest earning assets                 8,232,564                                  5,763,572
    Less: allowance for credit losses                  729,181                                    285,732
                                                  ------------                                -----------
      Total noninterest earning assets               7,503,383                                  5,477,840
                                                  ------------                                -----------
      TOTAL ASSETS                                $129,517,014                                $71,058,735
                                                  ------------                                -----------


         LIABILITIES AND STOCKHOLDERS'EQUITY


Interest bearing liabilities:
   NOW accounts                                     14,586,004         205,687       1.88%      8,659,112       105,636      1.63%
   Savings and money market accounts                38,655,254       1,255,301       4.34%     19,200,072       543,387      3.78%
   Certificates of deposit                          33,443,784       1,333,135       5.32%     13,908,828       483,296      4.64%
   Customer repurchase agreements                    8,326,514         253,708       4.07%      5,611,767       170,226      4.05%
   Short term borrowings                             1,206,569          59,461       6.58%        326,868        11,609      4.74%
                                                  ------------     -----------                -----------    ----------
          Total ineterest bearing liabilities       96,218,125       3,107,292       4.31%     47,706,647     1,314,154      3.68%
                                                  ------------     -----------                -----------    ----------

Non interest bearing liabilities:
    Non interest bearing deposits                   18,754,812                                  8,804,005
    Other liabilities                                  512,206                                    265,549
                                                  ------------                                -----------
        Total non interest bearing liabilities      19,267,018                                  9,069,554
                                                                                              -----------

Stockholders equity                                 14,031,871                                 14,282,534

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                    $129,517,014                                $71,058,735
                                                  ------------                                -----------

Net interest income                                                $ 4,227,297                               $2,083,441
                                                                   -----------                               ----------
Net interest spread                                                                  3.72%                                   3.24%
Net interest margin                                                                  4.63%                                   4.26%

ALLOWANCE AND PROVISION FOR CREDIT LOSSES

         The provision for credit losses represents the expense recognized to fund the allowance for credit losses. This amount is based on many factors, which reflect management's assessment of the risk in its loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio and internal loan processes.

         At September 30, 2000, the allowance for credit losses was .99% of outstanding loans excluding loans secured by cash and/or readily marketable securities. The allowance has been established based principally on current economic conditions, perceived asset quality, results of external loan reviews and the Bank's internal allowance analysis process which includes analysis of peer group loss experience. Given these considerations the allowance is believed to be adequate. At September 30, there was one consumer loan past due more than thirty days in the amount of $3,000 and one consumer loan placed on non accrual in the amount of $2,000, no debt has been restructured. For the nine months ended September 30, 2000, the Company made a provision for possible credit losses of $331,500.


NONINTEREST INCOME

         Noninterest income primarily represents deposit account service charges and fees and noninterest loan fees. For the nine months ended September 30, 2000 noninterest income amounted to $314,934, as compared to $138,599, for the period ended September 30, 1999 the increase is reflective of the overall growth of the Bank and its customer base. Management is continually seeking sources of noninterest income and in late 1999 established a residential construction/permanent loan function, which will generate fees, in addition to interest, as loans are sold.

         EagleCapital a division of the Bank has been formed to refer commercial real estate loans beyond the abilities of the Bank, to brokers for a fee. This activity is expected to add significantly to noninterest income.

NONINTEREST EXPENSE

         Noninterest  expense was  $3,415,533  for the nine month  period  ended
         September 30, 2000 compared to $2,728,234 for the period ended September 30, 1999. Included in September 30, 2000, noninterest expense is a loss on sale of investment securities of $65,632, which occurred in the second quarter. This loss was planned as management elected to sell certain Bank securities and reinvest the proceeds in higher yielding securities, of equal quality, thereby increasing the overall portfolio yield. This strategy resulted in an increase in portfolio income sufficient to offset the loss by December 31, 2000, and assure higher yields for a period of one to two years beyond that date. Management has made a concentrated effort to budget and monitor noninterest expenses and believes it has established practices to control these expenses while meeting the requirements of an aggressively growing bank.

LIQUIDITY

         Liquidity is a measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositors requirements for use of their funds. The Bank's sources of liquidity are made up of cash balances, due from banks, federal funds sold and short term securities. There are other sources of liquidity which may be used by the Bank, such as Federal Home Loan Bank advances. A Federal Home Loan Bank advance was taken in late September 2000, in the amount of $5 million, secured by US governemt agency securities, to meet short term loan funding requirements.

         At September 30, 2000, the Bank's liquidity formula reported $20 million of liquidity in excess of the amount which might be required to meet projected and contingent needs.

CAPITAL

         The following table shows the Company and Bank capital ratios and the corresponding minimum regulatory requirements. As reflected in the table the Company and Bank exceed all capital ratio requirements:



         Capital ratios and minimum regulatory guidelines at September 30, 2000:

                                                                      Minimum
                                                    Actual           Guidelines
                                                    ------           ----------
    Total Risk-Based Capital:

            Company                                 14.84%             8.00%
            Bank                                    13.25%             8.00%


    Tier 1 Risk-Based Capital:

            Company                                 13.83%             4.00%
            Bank                                    12.39%             4.00%

    Leverage Ratio Capital:

            Company                                 10.70%             8.00%
            Bank                                     9.55%             8.00%

                            PART II OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

                  None.

ITEM 2   CHANGES IN SECURITIES

         Use of Proceeds. On February 9, 1998, the Company's registration statement on Form SB-2 (No. 333-42083) relating to its initial offering of common stock, $.01 par value, was declared effective by the Securities and Exchange Commission, and the offering commenced. On May 13, 1999, the Company's registration statement on Form SB-2 (No. 333-51197), registering an additional 270,000 shares, was declared effective. On June 22, 1998, the offering was terminated. All of the 1,650,000 shares being offered having been sold at the offering price of $10.00 per share. Aggregate expenses of the offering were $100,413, resulting in net proceeds of the offering of $16,399,587. No person or entity underwrote the Company's offering, which was made through the efforts of the Company's organizing directors and executive officers, with the limited assistance of Koonce Securities, Inc. in order to comply with the securities laws of certain of the states in which the shares were offered. Koonce received a fee of $10,000 for its services in connection with the offering, and reimbursement of $1,280 in out of pocket expenses.

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

         An aggregate of $14,750,000 has been contributed through September 30, 2000 to the capital of the Bank for use in its lending and investment activities.

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




EAGLE BANCORP, INC.


Date:  November 13, 2000        By:   /s/  Ronald D. Paul
                                    --------------------------------------------
                                    Ronald D. Paul, President



Date:  November 13, 2000        By:   /s/ Wilmer L. Tinley
                                    --------------------------------------------
                                    Wilmer L. Tinley, Senior Vice President, CFO