Form 10KSB
period 2000-12-31
EAGLE BANCORP INC
filed 2001-04-02
CIK 1050441

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
--

For the fiscal year ended December 31, 2000

___ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number: 0-25923

                               Eagle Bancorp, Inc.
                 (Name of Small Business Issuer in its Charter)

           Maryland                                     52-2061461
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

               7815 Woodmont Avenue, Bethesda, Maryland  20814
               (Address of Principal Executive Offices)  (Zip Code)

Issuer's Telephone Number:  (301)  986-1800

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock $.01 par value

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The issuer's revenues for the fiscal year ended December 31, 2000 were approximately $5,381,000

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 17, 2000 was approximately $14,282,044.

As of March 17, 2000, the number of outstanding shares of the Common Stock, $1.00 par value, of Eagle Bancorp, Inc. was 2,062,474.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's Annual Report to Shareholders for the Year Ended
       December 31, 2000 are incorporated by reference in part II hereof.

 Portionsof the Company's definitive Proxy Statement for the Annual Meeting of
   Shareholders, to be held on May 23, 2001 are incorporated by reference in part III hereof.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Eagle Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for a newly formed Maryland chartered commercial bank. The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. EagleBank, a Maryland chartered commercial bank which is a member of the Federal Reserve System, the Company's sole subsidiary, was chartered as a bank and commenced banking operations on July 20, 1998. The Bank operates from four southern Montgomery County offices located in Rockville, Bethesda and Silver Spring, Maryland. A fifth location at 20th and K Streets, NW, Washington, DC is expected to open by May 2001.

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

         The Bank, is developing a loan portfolio consisting primarily of business loans with variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using fixed rates which adjust in three to five years, with maturities of five to ten years. Consumer loans are made on the traditional installment basis for a variety of purposes.

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

         Deposit services include business and personal checking accounts, NOW accounts, and a tiered savings/Money Market Account basing the payment of interest on balances on deposit. Certificates of Deposits are offered using a tiered rate structure and various maturities. The acceptance of brokered deposits is not a part of the current strategy, however, regulators require one deposit relationship to be classified as a brokered deposit which management considers a core deposit relationship with a well known party. A complete IRA program is available. In cooperation with Goldman Sachs Asset Management, the bank has introduced Eagle Asset Management Account, a sophisticated cash management checking account that works like an investment account.

         Other services for business accounts include cash management services such as PC banking, sweep accounts, repurchase agreements, lock box, and account reconciliation, credit card depository, safety deposit boxes and Automated
Clearing House origination. After hours depositories and ATM service are also available. EagleCaptial was introduced during 2000, as a full service commercial loan brokerage/placement. EagleCapital can place a variety of long-term, favorably priced commercial mortgages. In addition, EagleCapital can provide companion or mezzanine financing for such purposes as hard construction, tenant improvements or bridge financing. EagleLeasing was also introduced in 2000, to provide lease financing to small businesses for a variety of equipment acquisitions.

         Source of Business. Management believes that the market segments which the Bank targets, small to medium sized businesses and the consumer base of the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and personal service that form the basis for the Bank's business development strategies. The Bank provides services from its strategically located main office in Bethesda, Maryland, and branches in Rockville and two locations in Silver Spring. The bank will soon open a branch in NW, Washington, DC, which it believes complement the needs of the Bank's existing and potential customers, and provide prospects for additional growth and expansion. Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Company plans for the Bank to establish additional branch offices over the next two years. There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

         The Bank has capitalized upon the extensive business and personal contacts and relationships of its Directors and Executive Officers to establish the Bank's initial customer base. To introduce new customers to the Bank, reliance is placed on aggressive officer-originated calling programs and director, customer and shareholder referrals.

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

EMPLOYEES

         At February 28, 2001 that Bank employed 47 persons on a full time basis, five of which are executive officers of the Bank. Except for the Chairman of the Board of Directors and the President of the Company, the Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, a 401k plan, life and long term disability insurance for substantially all full time employees. The Company has proposed for shareholder approval an incentive stock option plan for key employees of the Company and Bank.

MARKET AREA AND COMPETITION

         Location and Market Area. The Bank's main office and the headquarters of the Company and the Bank is located at 7815 Woodmont Avenue, Bethesda, Maryland 20814. The Bank has three branches, located at 110 North Washington Street, Rockville, 8677 Georgia Avenue and 850 Sligo Avenue, Silver Spring, Maryland. The bank will soon offer services from a new branch location in NW, Washington, DC.

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

         Montgomery County, with a total population of about 855,000, represents the second largest suburban employment center in the Washington, D.C. area, with approximately 503,000 jobs in 1999, and an unemployment rate below the national average. While government employment provides a significant number of jobs, approximately 75% of the jobs in the county involve private employers. Almost half of the county's employment is located in the Bethesda, Rockville, North Bethesda area in which the Bank has three branch locations. Much of the job growth and development is located in that area and in the nearby I-270 technology corridor.

         Montgomery County is home to nineteen major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes of Health, National Oceanic and Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission and the Food and Drug Administration.

         Montgomery County leads the State of Maryland and the nation's ten largest metropolitan areas in high technology employment. Over fifty percent of Maryland's biotechnology firms are located in the county.

         Household income for Montgomery County in 1998 was established at $$115,680 compared to a national average for similar counties of $67,090. Per capita income of $43,350 similarly exceeded the national average of $24,730.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The main office of the Bank and the executive offices of the Bank and the Company are located at 7815 Woodmont Avenue, Bethesda, Maryland, in a 12,000 square foot, two story masonry structure (plus basement), with parking. The Company leases the building under a five year lease which commenced in April 1998, at an annual rent $142,500, subject to annual increase based on the CPI, not to exceed 4% per year. The Company has three five year renewal options, and an option to purchase the building at a price to be negotiated. The Silver Spring branch of the Bank is located at 8677 Georgia Avenue, Silver Spring,
Maryland and consists of 2,794 square feet. The property is occupied under a five year lease, commenced April 1998, at an annual rent of $55,878, subject to annual increase based on the CPI, plus additional rent relating to common area fees and taxes. The Company has one five year renewal option. The Rockville branch is located at 110 North Washington Street, Rockville, Maryland, and consists of 2,000 square feet. The property is occupied under a five year lease commenced April 1998, at an annual rent of $35,000, subject to annual increase based upon the CPI, with a minimum 3% annual increase, plus additional rent relating to common area fees and taxes. The Company has one five-year renewal option. The Sligo branch of the Bank is located at 850 Sligo Ave, Silver Spring, Maryland and consists of 2,400 square feet. The property is occupied under a five year lease, commenced August 1999, at an annual rent of $38,400, subject to annual increase based on the CPI, plus additional rent relating to insurance and taxes. The Company has two five-year renewal options. The K Street branch of the Bank will be located at 2001 K Street NW, Washington, DC and consists of 4,154 square feet. The property is occupied under a ten year lease, commencing February 2001, at an annual rent of $186,930, subject to annual increase based on the CPI, plus additional rent relating to common area fees and taxes. The Company has two five-year renewal options.

         The Bank leases an additional 2,000 square feet of space in Bethesda, Maryland, to house its operations department. The property is occupied under a two-year lease, commenced April 2000, at an annual rent of $43,200. This expansion is necessitated by the rapid growth of the Bank. Subject to the foregoing, the Company believes that its existing facilities are adequate to conduct the Company's business.

ITEM 3.  LEGAL PROCEEDINGS.

         At December 31, 2000, the Company was not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market for Common Stock and Dividends. Since August 1999, the Company's Common Stock has been listed for trading on the Nasdaq Small Cap Market under the symbol "EGBN. Prior to that date, from February 28, 1999, three market makers offered to make a market in the Common Stock in the over the counter "bulletin board" market under the symbol "EGBN". To date, trading in the common stock has been sporadic and volume has been light. No assurance can be given that an active trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter during the last two fiscal years. These quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the Common Stock. Prices have been adjusted to reflect a five for four stock split in the form of a 25% stock dividend paid on March 31, 2000.As of December 31, 2000, there were 2,062,474 shares of Common Stock outstanding, held by approximately 460 shareholders of record and approximately 1,125 total beneficial owners.

           Period                        Low Bid                      High Bid
First Quarter 1999                        $8.00                        $9.20

Second Quarter 1999                       $8.00                        $9.60

Third Quarter 1999                        $8.00                        $9.20

Fourth Quarter 1999                       $8.00                        $9.20


First Quarter 2000                        $7.60                        $8.40

Second Quarter 2000                       $6.50                        $8.50

Third Quarter 2000                        $7.75                        $9.63

Fourth Quarter 2000                        7.75                         8.87

         Dividends. The Company has not paid any cash dividends to date. In March 2000, the Company effected a five for four stock split in the form of a 25% stock dividend. The payment of cash dividends by the Company will depend largely upon the ability of the Bank, its sole operating business, to declare and pay dividends to the Company, as the principal source of the Company's revenue, other than earnings on retained proceeds of the Company's initial offering of Common Stock, will initially be from dividends paid by the Bank Dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank. Even if the Bank and the Company have earnings in an amount sufficient to pay dividends, the Board of Directors may determine, and it is the present intention of the Board of Directors, to retain earnings for the purpose of funding the growth of the Company and the Bank.

         Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2000, the Bank could not pay dividends without prior regulatory approval.

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

         An aggregate of $15,500,000 has been contributed through February 28, 2001 to the capital of the Bank for use in its lending, investment and other activities. An aggregate of $,3,294,032 has been expended by the Bank in renovation, construction and equipping of its main offices and branch offices. $462,000 of the funds retained by the Company have been used for the purchase of loan participations from the Bank. The remaining proceeds of the offering retained by the Company are held in temporary investments pending contribution to the Bank.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The information required by this item is incorporated by reference to the material appearing under the caption "Management's Discussion and Analysis" appearing at pages 5 to 15 of the Company's Annual Report to Shareholders for the year ended December 31, 2000.

ITEM 7. FINANCIAL STATEMENTS.

         The information required by this item is incorporated by reference to the Consolidated Financial Statements appearing at pages 16 to 36 of the Company's Annual Report to Shareholders for the year ended December 31, 2000.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this Item is incorporated by reference to, the material appearing at pages 4 to 6, 11 and 12 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 23, 2001.

ITEM 10.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to, the material appearing at pages 7 to 11 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 23, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to, the material appearing at pages 2 to 3 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 23, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to, the material appearing at pages 11 to 12 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 23, 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No.       Description of Exhibits

3(a)              Certificate of Incorporation of the Company, as amended (1)
3(b)              Bylaws of the Company (2)
10.1              1998 Stock Option Plan  (3)
10.2              Employment Agreement between H.L. Ward and the Company and Bank
10.3              Employment Agreement between Thomas D. Murphy and the Bank
10.4              Employment Agreement between Ronald D. Paul and the Company
10.5              Consulting Agreement between Leonard L. Abel and the Company
10.6              Employment Agreement between Susan G. Riel and the Bank
11                Statement Regarding Computation of Per Share Income
13                Annual Report to Shareholders for the year ended December 31, 2000
21                Subsidiaries of the Registrant

         The sole subsidiary of the Registrant is EagleBank, a Maryland chartered commercial bank.

23                Consent of Stegman and Company

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

(B)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed in the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  EAGLE BANCORP, INC.


March 29, 2001                                    By:  /s/ Ronald D. Paul
                                                       -------------------------
                                                       Ronald D. Paul, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  NAME                               POSITION                                    DATE
 /s/ Leonard L. Abel                                 Chairman of the Board of Directors          March 29, 2001
------------------------------------
Leonard L. Abel

 /s/ Dudley C. Dworken                               Director                                    March 29, 2001
------------------------------------
Dudley C. Dworken

 /s/ Eugene F. Ford, Sr.                             Director                                    March 29, 2001
------------------------------------
Eugene F. Ford, Sr.

 /s/ Ronald D. Paul                                  President and Director                      March 29, 2001
------------------------------------                 Principal Executive Officer
Ronald D. Paul

 /s/ H.L. Ward                                       Executive Vice President and Director       March 29, 2001
------------------------------------                 of the Company, President of the Bank
H.L. Ward

 /s/ Wilmer L. Tinley                                Senior Vice President of the Bank,          March 29, 2001
------------------------------------                 Chief Financial Officer of the Company
Wilmer L. Tinley                                     Principal Financial and Accounting Officer