Form 10QSB
period 2001-03-31
EAGLE BANCORP INC
filed 2001-05-15
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (_)

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of May 8, 2001, the registrant had 2,062,474 shares of Common Stock outstanding.

Item 1 - Financial Statements


                                       EAGLE BANCORP, INC.

                                   CONSOLIDATED BALANCE SHEETS
                              MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (In thousands - unaudited)


                                                                                                     March 31,          December 31,
                                                                                                       2001                2000
                                                                                                     ---------           ---------
                                                               ASSETS
Cash and due from banks                                                                              $   6,779           $   8,932
Interest bearing deposits with other banks                                                                 158                 115
Federal funds sold                                                                                      12,785               2,121
Investment securities available for sale                                                                26,593              32,398
Loans (net of allowance for credit losses
  of $1,236 and $1,142)                                                                                131,960             116,576
Premises and equipment, net                                                                              2,810               2,624
Other assets                                                                                             1,484               1,316
                                                                                                     ---------           ---------
     TOTAL ASSETS                                                                                    $ 182,569           $ 164,082
                                                                                                     =========           =========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits:
   Noninterest-bearing demand                                                                        $  26,545           $  26,232
   Interest-bearing transaction accounts                                                                18,860              18,927
   Savings and money market                                                                             52,852              40,673
   Time, $100,000 or more                                                                               33,014              32,838
   Other time                                                                                           22,525              17,187
                                                                                                     ---------           ---------
     Total deposits                                                                                    153,796             135,857
Customer repurchase agreements                                                                          11,346              11,078
Other short term borrowings                                                                                500               1,040
Other liabilities                                                                                          585                 585
                                                                                                     ---------           ---------
     Total liabilities                                                                                 166,227             148,560

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 5,000,000
  authorized, 2,062,474 issued and outstanding                                                              21                  21
Surplus                                                                                                 16,479              16,479
Accumulated deficit                                                                                       (873)             (1,355)
Accumulated other comprehensive income                                                                     715                 377
                                                                                                     ---------           ---------
     Total stockholders' equity                                                                         16,342              15,522
                                                                                                     ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $ 182,569           $ 164,082
                                                                                                     =========           =========

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED March 2001 and 2000
                           (In thousands - unaudited)

                                                                                            Three Months         Three Months
                                                                                                Ended                Ended
                                                                                            March 31, 2001       March 31, 2000
                                                                                            --------------       --------------
   Interest and fees on loans                                                                    $2,704               $1,442
   Taxable interest and dividends on investment securities                                          507                  548
   Interest on balances with other banks                                                              2                   --
   Interest on federal funds sold                                                                    77                  109
                                                                                                 ------               ------
     Total interest income                                                                        3,290                2,099
                                                                                                 ------               ------

INTEREST EXPENSE:
   Interest on deposits                                                                           1,401                  755
   Interest on customer repurchase agreements                                                       105                  101
   Interest on short-term borrowings                                                                  3                    1
                                                                                                 ------               ------
     Total interest expense                                                                       1,509                  857
                                                                                                 ------               ------

NET INTEREST INCOME                                                                               1,781                1,242

PROVISION FOR CREDIT LOSSES                                                                          97                  123
                                                                                                 ------               ------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                                             1,684                1,119
                                                                                                 ------               ------

NONINTEREST INCOME:
  Service charges on deposit accounts                                                               125                   45
  Other income                                                                                       42                   31

  Gain on sale/call of investment securities                                                         15                   --
                                                                                                 ------               ------
     Total noninterest income                                                                       182                   76
                                                                                                 ------               ------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                                                   729                  587
   Premises and equipment expenses                                                                  269                  197
   Advertising                                                                                       51                   20
   Office supplies                                                                                   23                   17
   Outside data processing                                                                           83                   47

   Other expenses                                                                                   229                  200
                                                                                                 ------               ------
     Total noninterest expenses                                                                   1,384                1,068
                                                                                                 ------               ------

NET INCOME  BEFORE INCOME TAX BENEFIT                                                               482                  127

INCOME TAX BENEFIT                                                                                   --                   --
                                                                                                 ------               ------

NET INCOME                                                                                       $  482               $  127
                                                                                                 ======               ======

NET INCOME  PER SHARE:
   Basic                                                                                         $ 0.23               $ 0.06
   Diluted                                                                                       $ 0.23               $ 0.06

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000

                                                                                            March 31, 2001      March 31, 2000
                                                                                            --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                      $    482               127
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                                         97               123
  Depreciation and amortization                                                                       90                80
  Gain on sale of investment securities                                                              (15)               --
  Increase in other assets                                                                          (168)             (135)
  Increase in other liabilities                                                                        0                54
                                                                                                --------          --------

        Net cash provided by operating activities                                                    486               249
                                                                                                --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest bearing deposits with other banks                                          $    (43)               --
Purchases of available for sale investment securities                                             (3,065)          (23,417)
Proceeds from maturities and called available for sale securities                                  9,223            17,028
(Increase) Decrease in federal funds sold                                                        (10,664)            4,918
Net increase in loans                                                                            (15,481)           (9,206)
Bank premises and equipment acquired                                                                (276)              (20)
                                                                                                --------          --------

        Net cash used by investing activities                                                    (20,306)          (10,697)
                                                                                                --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                                              17,939            11,909
Increase in customer repurchase agreements                                                           268               412
Increase in and other short term borrowings                                                         (540)             (175)
                                                                                                --------          --------

         Net cash provided by financing activities                                                17,667            12,146
                                                                                                --------          --------

NET (DECREASE) INCREASE IN CASH                                                                   (2,153)            1,698

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                                     8,932             3,832
                                                                                                --------          --------

CASH AND DUE FROM BANKS AT END OF PERIOD                                                        $  6,779          $  5,530
                                                                                                ========          ========

See notes to consolidated financial statements

                               EAGLE BANCORP, INC
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
                          ENDED MARCH 31, 2001 AND 2000

                                                                                                      Accumulated
                                                                                                         Other          Total
                                                             Common                     Accumulated  Comprehensive   Stockholders'
                                                              Stock        Surplus        Deficit        Income         Equity
                                                            ----------------------------------------------------------------------
Balances at January 1, 2000                                 $     17      $ 16,483       $ (2,412)      $   (413)      $ 13,675

Net income                                                                                    127                           127

Other comprehensive income-unrealized loss on
   investment securities available for sale                                                                    0              0
                                                                                                                       --------

Total comprehensive income                                                                                                  127

Five for four stock split effected
  in the form of a 25% stock dividend                              4            (4)
                                                            -------------------------------------------------------------------
Balances at March 31, 2000                                  $     21      $ 16,479       $ (2,285)      $   (413)      $ 13,802
                                                            -------------------------------------------------------------------

Balances at January 1, 2001                                 $     21      $ 16,479       $ (1,355)      $    377       $ 15,522
                                                                                                                       --------

Net income                                                                                                                  482

Other comprehensive income-unrealized gain on
   investment securities available for sale                                                                  338            338
                                                                                                                       --------

Total comprehensive income                                                                                                  820
                                                            -------------------------------------------------------------------
Balances at March 31, 2001                                  $     21      $ 16,479       $   (873)      $    715       $ 16,342
                                                            -------------------------------------------------------------------

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operation for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

2.       NATURE OF BUSINESS

         The Company, through its bank subsidiary, provides domestic financial services primarily in Montgomery County, Maryland and Washington, DC. The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products.

3.       INVESTMENT SECURITIES

         Amortized cost and estimated market value of securities available - for
         - sale are summarized as follows:

     (in thousands)


                                                                                                    March 31, 2001
                                                                                      Gross           Gross      Estimated
                                                                  Amortized      Unrealized      Unrealized          Fair
                                                                       Cost           Gains          Losses          Value
                                                                   --------       --------        --------        --------
U. S. Treasury securities                                          $  1,500       $     21        $     --        $  1,521
U. S. Government Agency securities                                   23,419            711              --          24,130
Federal Reserve Bank and Federal Home Loan Bank stock                   683                             --             683
Other equity investments                                                276              7             (24)            259
                                                                   --------       --------        --------        --------
                                                                   $ 25,878       $    739        $    (24)       $ 26,593
                                                                   ========       ========        ========        ========

                                                                                       December 31, 2000


                                                                                      Gross           Gross      Estimated
                                                                  Amortized      Unrealized      Unrealized           Fair
                                                                       Cost           Gains          Losses          Value
                                                                   --------       --------        --------        --------
U. S. Treasury securities                                          $  1,500       $      7        $     --        $  1,507
U. S. Government Agency securities                                   29,618            445             (75)         29,988
Federal Reserve Bank and Federal Home Loan Bank stock                   627             --              --             627
Other equity investments                                                276             26             (26)            276
                                                                   --------       --------        --------        --------
                                                                   $ 32,021       $    478        $   (101)       $ 32,398
                                                                   ========       ========        ========        ========

4.       INCOME TAXES

         The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes will be recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized; accordingly, no deferred income taxes or income tax benefits have been recorded by the Company. The Company expects to begin recording income tax expense and associated current and deferred tax assets and liabilities during the second calendar quarter of 2001.

5.       EARNINGS

         Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the financial condition and results of operations of Eagle Bancorp, Inc. ("Company") and EagleBank ("Bank") for the three months ended March 31, 2001 and March 31, 2000.

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

GENERAL

Eagle Bancorp, Inc. was incorporated under the general corporation laws of the State of Maryland, on October 28, 1997, and is headquartered in Bethesda, Maryland. The Company was formed to be a bank holding company for EagleBank, its Maryland chartered commercial bank subsidiary.

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

On August 4, 1998, a second office was opened in Silver Spring and on November 9, 1998 the Bank's main office was opened at 7815 Woodmont Avenue, Bethesda. The Bank's main office also serves as the headquarters for the Company. A fourth office, the Bank's second in Silver Spring, was opened September 1, 1999 at 850 Sligo Avenue, Silver Spring, Maryland. A fifth office has been approved and is expected to open in May of 2001 at 20th and K Streets in Northwest, Washington, DC. This office is expected to serve the needs of many existing customers of the Bank who also have businesses or work in the District, and to open many new growth opportunities in the District of Columbia.

EagleBank was formed to serve the business community of Montgomery County, Maryland, and contiguous areas including Washington, DC. The Company offers a full range of services demanded by the business community including sweep accounts, lock box, escrow management and on-line wire transfer among other services.

During 2000, the Bank formed EagleCapital and EagleLeasing, as divisions of the Bank, to further expand its services to the business community. EagleCapital specializes in placing a variety of long-term, favorably priced commercial mortgage and mezzanine financing for purposes such as hard construction, tenant improvements or bridge financing. EagleLeasing was formed to provide lease financing to small businesses for a variety of equipment acquisitions. In March of 2001, the bank expanded on its SBA loan program and hired a loan officer specifically responsible for further developing the SBA loan portfolio.

The Company believes that the accompanying financial information attests to the support the Bank has received from the community. Assets of the Company reached $182.5 million as of March 31, 2001, an increase of 11.2% from December 31, 2000, and earnings were over $482 thousand. The successes of the Company, after less than three years of banking operations, are attributable to a pattern of continually strong growth in deposits and in a quality loan portfolio while maintaining reasonable interest spreads and margins in a competitive market.

FINANCIAL CONDITION

         As of March 31, 2001, assets were $182.5 million and deposits and customer repurchase agreements were $165.1 million, an increase from year end 2000 of 11.2% and 12.4% respectively. Management is pleased with the growth experienced during the three months and the fact that it represents core growth from a cross section of businesses targeted by the Bank. While the Bank does not rely on or solicit brokered deposits, however, regulatory rules require that $17 million of deposits at March 31, 2001 and $15 million of deposits at December 31, 2000 be classified as brokered deposits. The source of these funds is a customer well known to the Bank and management considers the relationship to be a core deposit relationship.

         Loans increased $15.5 million for the three months ended March 31, 2001, as compared to year end 2000. This represents an increase of 13% for the period. Management is pleased with the continued growth in the loan portfolio and the quality of loans it has been able to consider.

         Loans, net of amortized deferred fees, at March 31, 2001 and December 31, 2000 are summarized by type as follows:

     (in thousands)
                                                         2001                      2000
                                                       --------                  --------
Commercial                                             $ 40,149                  $ 37,104
Real Estate                                              66,376                    58,214
Construction                                             13,144                     9,952
Consumer                                                 13,410                    12,426
Other                                                       119                        22
                                                      ---------                 ---------
    Total loans                                         133,198                   117,718
       Less allowance for credit losses                   1,236                     1,142
                                                      ---------                 ---------

Loans, net                                             $131,962                  $116,576
                                                      ---------                 ---------

RESULTS OF OPERATIONS

         On a consolidated basis, the Company recorded net income of $482 thousand for the three months ended March 31, 2001, as compared to income of $127 thousand for the three months ended March 31, 2000. Basic and diluted income per share income was $0.23 for the first three months of 2001 as compared to $0.06 for the three months ended March 31, 2000. The reported income for the three months is the direct result of strong deposit and loan growth and careful management of the Bank's cost of funds. Earnings for the first quarter do not reflect any expense for income taxes. The Company expects to begin recording income tax expense and associated current and deferred tax assets and liabilities during the second calendar quarter of 2001. The initial recordation of previously unrecorded net deferred tax assets may have a positive effect on earnings in the period recorded, however, the ongoing future recognition of income tax expense will adversely effect earnings.

         As noted above, the Company ended the three months with deposits and customer repurchase agreements at $165.1 million. Increased lending activity resulted in a net increase in loans, from year end of $15.5 million. in Management believes that the loan growth in the first three months continued to reflect its commitment to maintain a high quality portfolio, which returns reasonable market rates. Growth in both deposits and loans were consistent with management's expectations, however, management notes increasing competition for both deposits and loans. The increase loans and accompanying decline in lower yielding securities resulted in increased operating profits.

         During the first quarter of 2001, the Company made a provision for credit losses of $97 thousand and recognized a charge-off of $3 thousand on a consumer credit. At quarter end, management believes the allowance for credit losses was at an adequate level at .99% of its outstanding loans adjusted for cash and marketable securities secured loans. The Bank uses the services of an outside consultant for periodic reviews of its loan portfolio to assess credit quality, loan documentation and collateral sufficiency. The Bank has also developed a comprehensive loan loss analysis system based on guidance provided by the Office of the Comptroller of the Currency to national banks. In its analysis process the Bank has not identified any significant conditions or circumstances related to any credit which would cause the establishment of a specific allowance. Therefore, at March 31, 2001, and prior periods, the allowance consisted of only an unallocated component.

         During the first quarter ending March 31, 2001, the Company contributed an additional $500 thousand in capital to the Bank.

         The following table sets out the annualized returns on average assets, returns on average equity and equity to assets (average) for the quarters ending March 31, 2001 and 2000 and the year ending December 31, 2000:

                                                                March                March               December
                                                                 2001                 2000                 2000
                                                                -----                -----                -----
         Return on assets                                        1.15%                0.43%                0.77%
         Return on equity                                       12.17%                3.73%                7.25%
         Equity to assets                                        9.44%               11.47%               10.65%

         In addition to the anticipated impact on earnings during the second quarter of 2001 that income tax accruals may have, second quarter results will be impacted by gains taken on the sale of various investment securities. Unrealized gains on investment securities for the Company amounted to approximately $715 thousand at March 31, 2001. Management and the board of directors felt that there was an opportunity to enhance shareholder value by prudently realizing some of those gains. The resulting transactions yielded approximately $283 thousand in additional income which will be reported with the second quarter results. The sale of the securities will reduce the overall yield of the investment portfolio in the short term, however, the sale and planned reinvestment program will have a net positive effect on earnings to the maturity dates of the securities which were sold.

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

         The net interest income for the three months ended March 31, 2001, was $1.781 million, as compared to $1.242 million for the period ended March 31, 2000. This improvement is a result of the 45% overall growth in average earning assets, including an 83% increase in average loans. Also, during the three months ended March 31, 2001, average loans increased to 77% of average earning assets, as compared to 62% during the comparable period in 2000. Total interest income for the period ended March 31, 2001, was $3.290 million compared to $2.099 million for the period ended March 31, 2000. The average yield on interest earning assets for the quarter ended March 31, 2001 increased 83 basis points, or 10.99%, as compared to the same period in 2000.

         Total interest expense was $1.509 million for the three months ended March 31, 2001 compared to $857 thousand for the three months ended March 31, 2000. The increase, as with the increase in interest income, reflects an increase in volume, the growth of interest bearing deposits and customer repurchase agreements, and to a lesser degree interest rates paid on deposits. The average yield on interest bearing liabilities for the quarter ended March 31, 2001 increased 87 basis points, or 21.96%, as compared to the same period in 2000.

         The following average balance, interest yields and rates, and net interest margin table, reflects relatively little change in spreads and margin, from the first three months of 2000 to the first three months of 2001. The Bank has continued to increase higher yielding loans relative to total earning assets. This should result in increased spreads and margins, however, actions of the Federal Reserve since the first of January 2001 to reduce rates has mitigated the improvements typically experienced with such a change in mix.

         Management feels that the Company is well positioned to adjust to near term interest rate changes with out material impact on future earnings, although there can be no assurance of this. While the lowering of interest rates has an immediate impact on earnings the maturity schedule of a significant portion of liabilities is relatively short and the cost of funds should be reduced in periods following reductions in rates.

AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN THREE MONTHS ENDED MARCH 31,

                                                                      2001                                       2000
                                                                      ----                                       ----
                                                     Average                    Average         Average                  Average
                                                     Balance      Interest    Yield/Rate        Balance      Interest   Yield/Rate
                                                    ---------     --------    ----------       ---------     --------   ----------
ASSETS:

Interest earnings assets:
    Loans                                           $ 123,380      $ 2,704       8.89%         $  65,710      $ 1,442        8.80%
    Investment securities and                          29,730          509       6.84%            38,095          548        5.75%
    Federal funds sold and
        other interest earning assets                   5,858           77       5.33%             7,747          109        5.64%
                                                    ---------      -------                     ---------      -------
         Total interest earning assets                158,968        3,290       8.38%           111,552        2,099        7.55%
                                                    ---------      -------                     ---------      -------

    Total noninterest earning assets                    9,992                                      7,614
    Less: allowance for credit losses                   1,164                                        605
                                                    ---------                                   --------
      Total noninterest earning assets                  8,828                                      8,168
                                                    ---------                                   --------
      TOTAL ASSETS                                  $ 167,796                                  $ 118,561
                                                    ---------                                  ---------

LIABILITIES AND STOCKHOLDERS'EQUITY

Interest bearing liabilities:
   NOW accounts                                        17,835           80       1.81%            13,131           62       1.90%
   Savings and money market accounts                   44,568          496       4.51%            36,384          361       3.98%
   Certificates of deposit                             53,240          825       6.28%            27,736          332       4.80%
   Customer repurchase agreements                      10,648          105       4.00%             9,779          101       4.14%
   Short term borrowings                                  214            3       5.68%                66            1       6.07%
                                                    ---------      -------                     ---------      -------
          Total interest bearing liabilities          126,505        1,509       4.83%            87,096          857       3.96%
                                                    ---------      -------       ----          ---------      -------       ----

Noninterest bearing liabilities:
    Noninterest bearing deposits                       24,649                                     17,424
    Other liabilities                                     800                                        440
                                                    ---------                                  ---------
        Total noninterest bearing liabilities          25,449                                     17,864
                                                    ---------                                  ---------

Stockholders' equity                                   15,842                                     13,994
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                      $ 167,796                                  $ 118,561
                                                    ---------                                  ---------

Net interest income                                               $ 1,781                                    $ 1,242
                                                                   -------                                    -------
Net interest spread                                                              3.55%                                      3.59%
Net interest margin                                                              4.54%                                      4.47%

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

         At March 31, 2001, the allowance for credit losses was .99% of outstanding loans excluding loans secured by cash and/or readily marketable securities and loans with government guarantees. The allowance has been established based principally on current economic conditions, perceived asset quality, results of external loan reviews and the Bank's internal allowance analysis process which includes analysis of peer group loss experience. Given these considerations the allowance is believed to be adequate. At March 31, there were no loans past due more than thirty days, however, there were leases totaling $58 thousand which were 30 days or more past due. The leases shown as past due are principally due to administrative procedures and it is expected that these deficiencies will be corrected during the second quarter. Management does not believe that the delinquency in the lease portfolio represents the potential for significant, if any, loss. No debt has been restructured and the Company has no foreclosed real estate. For the three months ended March 31, 2001, the Company made a provision for possible credit losses of $97 thousand and charged off approximately $3 thousand on a consumer loan.

         Activity in the allowance for credit losses for the quarters ended March 31, 2001 and 2000 is shown below:

         (in thousands)

                                                                                    2001                    2000
                                                                                  -------                 -------
         Balance at beginning January 1,                                          $ 1,142                 $   579
         Provision for credit losses                                                   97                     123

         Loan charge offs - consumer                                                   (3)                     --
                                                                                  -------                 -------

         Balance at end March 31,                                                 $ 1,236                 $   702
                                                                                  -------                 -------

NONINTEREST INCOME

         Noninterest income primarily represents deposit account service charges and fees and noninterest loan fees. For the three months ended March 31, 2001 noninterest income amounted to $167 thousand (exclusive of $15 thousand in securities gains, or $182 in the aggregate), as compared to $76 thousand, for the period ended March 31, 2000. The increase is reflective of the overall growth of the Bank and its customer base. The most significant increase was in service charge income on deposit accounts which increased from $45 thousand in the first quarter of 2000 to $125 thousand in the same period in 2001, primarily as a result of an increase in the number of deposit accounts, and increased activity in accounts. Management is continually seeking sources of noninterest income. In addition to operating noninterest income the Company recognized a gain of $15 thousand from a security carried at a discount and called before final maturity by the issuer.

         EagleCapital a division of the Bank, has been formed to refer commercial real estate loans beyond the abilities of the Bank to brokers for a fee. This activity is expected to add significantly to noninterest income.

NONINTEREST EXPENSE

         Noninterest expense was $1.384 million for the three months ended March 31, 2001 compared to $1.068 million for the three months ended March 31, 2000. Increases in noninterest expense primarily relate to normal salary and employee benefit cost increases, and costs related to the establishment and staffing of the Bank's fifth office, its first in Washington, DC, scheduled to open in May 2001. Management has made a concentrated effort to budget and monitor noninterest expenses and believes it has established practices to control these expenses while meeting the requirements of an aggressively growing bank.

LIQUIDITY

         Liquidity is a measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositors requirements for use of their funds. The Bank's sources of liquidity are made up of cash balances, due from banks, federal funds sold and short term securities. There are other sources of liquidity which may be used by the Bank, such as Federal Home Loan Bank advances. In February 2001, the Company established a line of credit loan with a correspondent bank of $5 million to be used for general operating purposes including short term liquidity needs. At March 31, 2001, the Company has drawn $500 thousand of the line.

         At March 31, 2001, the Bank's liquidity formula reported $26 million of liquidity in excess of the amount which might be required to meet projected and contingent needs.

CAPITAL

         The actual capital amounts and ratios for the Company and Bank as of March 31, 2001 and for the Bank as of March 31, 2000 are presented in the table below:

                                                                                                                    To Be Well
                                                              Company                 Bank         For Capital   Capitalized Under
     In thousands                                              Actual                Actual          Adequacy         Prompt
                                                                                                     Purposes    Corrective Action
                                                                                                                    Provisions**
                                                       ----------------------------------------------------------------------------
                                                         Amount     Ratio       Amount     Ratio      Ratio            Ratio
                                                         ------     -----       ------     -----      -----            -----
         As of March 31, 2001
            Total capital (to risk-weighted assets)     $16,863     11.6%      $16,331     11.3%       8.0%            10.0%

         Tier 1 capital (to risk-weighted assets)       $15,627     10.8%       15,095     10.5%       4.0%             6.0%

         Tier 1 capital (to average assets)             $15,627      9.4%       15,095      9.1%       3.0%             5.0%

         As of March 31, 2000
            Total capital (to risk-weighted assets)                            $11,089     13.5%       8.0%            10.0%

         Tier 1 capital (to risk weighted assets)                               10,392     12.6%       4.0%             6.0%

         Tier 1 capital (to average assets)                                     10,392      9.1%       3.0%             5.0%

         * Capital guidelines did not apply to the Company in 1999 ** Applies to Bank only

         Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At March 31, 2001, the Bank was restricted from paying dividends to its parent company.

                            PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

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

         An aggregate of $16,000,000 has been contributed through March 31, 2001 to the capital of the Bank for use in its lending and investment activities.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit No.                Description of Exhibits
-----------                -----------------------
3(a)                       Certificate of Incorporation of the Company, as amended (1)
3(b)                       Bylaws of the Company (2)
10.1                       1998 Stock Option Plan (3)
10.2                       Employment Agreement between H. L. Ward and the Company and Bank (4)
10.3                       Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4                       Employment Agreement between Ronald D. Paul and the Company (4)
10.5                       Employment Agreement between Leonard L. Abel and the Company (4)
10.6                       Employment Agreement between Susan G. Riel and the Bank (4)
11                         Statement Regarding Computation of Per Share Income
21                         Subsidiaries of the Registrant

         The sole subsidiary of the Registrant is EagleBank, a Maryland chartered commercial bank.

(1)      Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.

(2)      Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.

(3)      Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
         1998.

(4)      Incorporated by reference to exhibit of the same number to the Company's annual report on Form 10-K for the year ended
         December 31, 2000.

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EAGLE BANCORP, INC.

Date:  May 14, 2001            By: /s/  Ronald D. Paul
                                  ----------------------------------------
                                   Ronald D. Paul, President



Date:  May 14, 2001            By: /s/ Wilmer L. Tinley
                                  ---------------------------------------------
                                   Wilmer L. Tinley, Senior Vice President, CFO