Form 10QSB
period 2001-06-30
EAGLE BANCORP INC
filed 2001-08-14
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(MARK ONE)
( X )           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to
                                               --------------    ---------------


                         Commission File Number 0-25923


                               EAGLE BANCORP, INC
             (Exact name of registrant as specified in its charter)

           Maryland                                                   52-2061461
(State of other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

7815 Woodmont Avenue, Bethesda, Maryland                                   20814
  (Address of principal executive offices)                            (Zip Code)

                                 (301) 986-1800
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x    No
                                             ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of August 8, 2001, the registrant had 2,889,174 shares of Common Stock outstanding.

Item 1 - Financial Statements



                               EAGLE BANCORP, INC.

                  CONSOLIDATED BALANCE SHEETS JUNE 30, 2001 AND
                                DECEMBER 31, 2000

                       (dollars in thousands - unaudited)


                                             ASSETS

                                                                  June 30,         December 31,
                                                                    2001               2000
                                                              -----------------  -----------------
Cash and due from banks                                     $            8,402 $            8,932
Interest bearing deposits with other banks                                 159                115
Federal funds sold                                                      14,946              2,121
Investment securities available for sale                                33,880             32,398
Loans (net of allowance for credit losses of
$1,394 and $1,142)                                                     151,012            116,576
Premises and equipment, net                                              3,074              2,624
Other assets                                                             1,803              1,316
                                                              -----------------  -----------------
     TOTAL ASSETS                                           $          213,276 $          164,082
                                                              =================  =================

                              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits:
   Noninterest-bearing demand                               $           29,174 $           26,232
   Interest-bearing transaction accounts                                21,042             18,927
   Savings and money market                                             63,498             40,673
   Time, $100,000 or more                                               38,439             32,838
   Other time                                                           25,133             17,187
                                                              -----------------  -----------------
     Total deposits                                                    177,286            135,857
Customer repurchase agreements                                          17,078             11,078
Other short term borrowings                                              1,640              1,040
Other liabilities                                                          645                585
                                                              -----------------  -----------------
     Total liabilities                                                 196,649            148,560

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 5,000,000 authorized, 2,889,174 issued and outstanding June 2001, 2,062,474 issued and outstanding
December 2000.                                                              29                 21
Surplus                                                                 16,481             16,479
Accumulated deficit                                                      (138)            (1,355)
Accumulated other comprehensive income                                     255                377
                                                              -----------------  -----------------
     Total stockholders' equity                                         16,627             15,522
                                                              -----------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $          213,276 $          164,082
                                                              =================  =================

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
          (dollars in thousands, except per share amounts - unaudited)

                                                          Six Months      Six Months    Three Months        Three Months
                                                             Ended           Ended           Ended               Ended
                                                        June 30, 2001   June 30, 2000   June 30, 2001        June 30, 2000
                                                        --------------   -------------   -------------        -------------
INTEREST INCOME:
   Interest and fees on loans                                $   5,660        $  3,230        $  2,956          $   1,787
   Taxable interest and dividends on investment                    946
     securities                                                                  1,174             439                626
   Interest on balances with other banks                             4               0               2                  0
   Interest on federal funds sold                                  172             183              95                 74
                                                             ---------        --------        --------          ---------
     Total interest income                                       6,782           4,587           3,492              2,487
                                                             ---------        --------        --------          ---------
INTEREST EXPENSE:
   Interest on deposits                                          2,883           1,703           1,482                947
   Interest on customer repurchase agreements                      218             183             113                 82
   Interest on short-term borrowings                                11               2               8                  1
                                                             ---------        --------        --------          ---------
     Total interest expense                                      3,112           1,888           1,603              1,030
                                                             ---------        --------        --------          ---------

NET INTEREST INCOME                                              3,670           2,699           1,889              1,457

PROVISION FOR CREDIT LOSSES                                        255             227             158                105
                                                             ---------        --------        --------          ---------

NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES                                             3,415           2,472           1,731              1,352
                                                             ---------        --------        --------          ---------

NONINTEREST INCOME:
   Service charges on deposit accounts                             309             149             184                104
   Other income                                                     80              44              38                 13
   Gain (Loss) on sale/call of investment securities               369             (66)            354                (66)
                                                             ---------        --------        --------          ---------
     Total noninterest income                                      758             127             576                 51
                                                             ---------        --------        --------          ---------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                1,575           1,154             846                567
   Premises and equipment expenses                                 564             419             295                222
   Advertising                                                      58              44              31                 22
   Outside data processing                                         168             112              85                 68
   Other expenses
                                                                   600             462             324                244
                                                             ---------        --------        --------          ---------
     Total noninterest expenses                                  2,965           2,191           1,581              1,123

NET INCOME BEFORE INCOME TAX BENEFIT                             1,208             408             726                280

INCOME TAX BENEFIT                                                  (9)              -              (9)                 -
                                                             ---------        --------        --------          ---------

NET INCOME                                                   $   1,217         $   408         $   735           $    280
                                                             =========         =======         =======           ========

INCOME PER SHARE:
   Basic                                                      $   0.42        $   0.14        $   0.25          $    0.10
   Diluted                                                    $   0.41        $   0.14        $   0.24          $    0.10

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000
                             (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                             June 30, 2001       June 30, 2000
                                                                                 -----------------   -----------------
Net income                                                                     $            1,217  $              408
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for credit losses                                                                 255                 227
  Depreciation and amortization                                                               191                 162
  (Gain) loss on sale of investment securities                                               (369)                 66
  Increase in other assets                                                                   (617)               (509)
  Increase in other liabilities                                                                60                 261
                                                                                 -----------------   -----------------

        Net cash provided by operating activities                                             737                 615
                                                                                 -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest bearing deposits with other banks                         $              (44)               (200)
Purchases of available for sale investment securities                                     (47,806)            (47,350)
Proceeds from sale of/gains on called available for sale securities                         9,354               4,934
Proceeds from maturities on available for sale securities                                  37,347              36,967
(Increase) Decrease in federal funds sold                                                 (12,825)              6,100
Net increase in loans                                                                     (34,691)            (19,770)
Bank premises and equipment acquired                                                         (641)               (182)
                                                                                 -----------------   -----------------

        Net cash used by investing activities                                             (49,306)            (19,501)
                                                                                 -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                                       41,429              21,949
Increase in customer repurchase agreements                                                  6,000                 (41)
Increase (decrease) in other short term
   borrowings                                                                                 600                 325
Proceeds from exercise of stock options                                                        10                   -
                                                                                 -----------------   -----------------
         Net cash provided by financing activities                                         48,039              22,233
                                                                                 -----------------   -----------------

NET (DECREASE) INCREASE IN CASH                                                              (530)              3,347

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                              8,932               3,832
                                                                                 -----------------   -----------------

CASH AND DUE FROM BANKS AT END OF PERIOD                                       $            8,402  $            7,179
                                                                                 =================   =================

See notes to consolidated financial statements

                               EAGLE BANCORP, INC
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
                          ENDED JUNE 30, 2001 AND 2000

                                                                                             Accumulated
                                                                                                Other           Total
                                                    Common                     Accumulated  Comprehensive   Stockholders'
                                                     Stock         Surplus       Deficit        Income          Equity
                                                    ---------------------------------------------------------------------
Balances at January 1, 2000                          $   17       $ 16,483      $ (2,412)      $ (413)       $  13,675

Net income                                                                           408                           408
Other comprehensive income-
    unrealized loss on investment
      securities available for sale                                                                61               61
                                                                                                             ---------

Total Comprehensive income                                                                                         469

Five for four stock split effected
in the form of a 25% stock dividend                       4             (4)

                                                    ---------------------------------------------------------------------
Balances at June 30, 2000                           $    21       $ 16,479      $ (2,004)      $ (352)       $  14,144
                                                    ---------------------------------------------------------------------


Balances at January 1, 2001                         $    21       $ 16,479      $ (1,355)      $  377        $  15,522

Exercise of stock options                                               10                                          10

Net Income                                                                         1,217                         1,217

Other comprehensive income-Unrealized
    gain on investment securities available
    for sale                                                                                     (122)             (122)
                                                                                                             ---------

Total comprehensive income                                                                                      1,095

Seven for five stock split effected in the
    form of a 40% stock dividend                           8            (8)

                                                    ---------------------------------------------------------------------
Balances at June 30, 2001                            $    29      $   16,481    $   (138)      $  255       $     16,627
                                                    ---------------------------------------------------------------------

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operation for the six and three months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.


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

3. INVESTMENT SECURITIES



     Amortized cost and estimated market value of securities available - for - sale are summarized as follows:

     (in thousands)

                                                         June 30, 2001

                                                                 Gross              Gross     Estimated
                                              Amortized     Unrealized         Unrealized          Fair
                                                   Cost          Gains             Losses         Value
                                                   ----          -----             ------         -----

U. S. Treasury securities                      $ 1,500         $    20         $    --           $ 1,520
U. S. Government Agency securities              31,037             375             (14)           31,398
Federal Reserve Bank and
     Federal Home Loan Bank stock                  683                              --               683
Other equity investments                           277              15             (13)              279
                                               -------         -------        --------           -------
                                               $33,497         $   410        $    (27)          $ 33,88
                                               =======         =======        ========           =======




                                                                  December 31, 2000
                                                                  Gross            Gross        Estimated
                                             Amortized       Unrealized       Unrealized             Fair
                                                  Cost            Gains           Losses            Value
                                                  ----            -----           ------            -----
U. S. Treasury securities                     $  1,500         $      7        $     --          $   1,507
U. S. Government Agency securities              29,618              445             (75)            29,988
Federal Reserve Bank and Federal Home
      Loan Bank stock                              627               --              --                627
Other equity investments                           276               26             (26)               276
                                              --------         --------        --------          ---------
                                              $ 32,021         $    478        $   (101)         $  32,398
                                              ========         ========        ========          =========


4. INCOME TAXES


     The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes were recognized as of the quarter ending June 30, 2001, when it was deemed more likely than not that the benefits of such deferred income taxes would be realized. The benefit associated with the initial recognition of the net deferred tax asset is a one-time occurrence. In future periods, the Company will begin to record income tax expense which will have an adverse effect on earnings. The Company had not previously recognized income tax expense.


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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the financial condition and results of operations of Eagle Bancorp, Inc. ("Company") and EagleBank ("Bank") for the six months and three months ended June 30, 2001 and June 30, 2000.

Forward Looking Statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, beliefs and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statement. The Company does not undertake to update any forward-looking statement to reflect occurrences or events, which may not have been anticipated as of the date of such statements.

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

On August 4, 1998, a second office was opened in Silver Spring and on November 9, 1998 the Bank's main office was opened at 7815 Woodmont Avenue, Bethesda. The Bank's main office also serves as the headquarters for the Company. A fourth office, the Bank's second in Silver Spring, was opened September 1, 1999 at 850 Sligo Avenue, Silver Spring, Maryland. A fifth office, the Bank's first in the District of Columbia opened May 22, 2001 at 20th and K Streets in Northwest, Washington, DC.

EagleBank was formed to serve the business community of Montgomery County, Maryland, and contiguous areas including Washington, DC. The Company offers a full range of services demanded by the business community including sweep accounts, lock box, escrow management and on-line wire transfer, among other services.

During 2000, the Bank formed EagleCapital and EagleLeasing, as divisions of the Bank, to further expand its services to the business community. EagleCapital specializes in placing a variety of long-term, favorably priced commercial mortgage and mezzanine financing for purposes such as hard construction, tenant improvements or bridge financing. EagleLeasing was formed to provide lease financing to small businesses for a variety of equipment acquisitions. In March of 2001, the Bank expanded on its SBA loan program and hired a loan officer specifically responsible for further developing the SBA loan portfolio. There can be no assurance that these efforts and programs will prove profitable to the Company, or that they will increase earnings or returns on equity.

The Company believes that the accompanying financial information attests to the support the Bank has received from the community. Assets of the Company reached $213 million as of June 30, 2001, an increase of 30% from December 31, 2000, and earnings were over $1.2 million for the first six months of 2001. The successes of the Company, in three years of banking operations, are attributable to a pattern of continually strong growth in deposits and in a quality loan portfolio while maintaining reasonable interest spreads and margins in a competitive market.

FINANCIAL CONDITION

     As of June 30, 2001, assets were $213 million and deposits and customer repurchase agreements were $194 million, an increase from year end 2000 of 30% and 32.3% respectively. The growth experienced during the six months was from a cross section of businesses targeted by the Bank and continues a trend started with the opening of the Bank in July 1998. While the Bank does not rely on or solicit brokered deposits, regulatory rules require that $19 million of deposits at June 30, 2001, and $15 million of deposits at December 31, 2000 be classified as brokered deposits. The source of these funds is a customer well known to the Bank and management considers the relationship to be a core deposit relationship.

     Total loans increased $34 million during the six months ended June 30, 2001. This represents an increase of 29.5%. Management is pleased with the continued growth in the loan portfolio and the quality of loans it has been able to consider.

     Loans, net of amortized deferred fees, at June 30, 2001 and December 31, 2000 are summarized by type as follows: ( in thousands)

                                                             2001         2000
                                                             ----         ----
Commercial                                               $  43,376    $  37,104
Real Estate                                                 74,666       58,214
Construction                                                15,967        9,952
Consumer                                                    18,174       12,426
Other                                                          223           22
                                                         ---------    ---------
    Total loans                                            152,406      117,718
       Less: allowance for credit losses                    (1,394)      (1,142)
                                                         ---------    ---------

Loans, net                                               $ 151,012    $ 116,576
                                                         =========    =========


RESULTS OF OPERATIONS

     On a consolidated basis, the Company recorded net income of $1.2 million for the six months ended June 30, 2001, as compared to income of $408 thousand for the six months ended June 30, 2000. The income for the quarter ended June 30, 2001 was $735 thousand, as compared to $280 for the quarter ended June 30, 2000. Basic and diluted income per share for the six months ended June 30, 2001 was $0.42 and $0.41, respectively, as compared to $0.14 for each during the same period in 2000. For the three months ended June 30, 2001, basic and diluted income per share was $0.25 and $0.24 respectively, as compared to $0.10 for each during the same period in 2000. The reported income for the six months and three months includes nonrecurring gains on the sale and/or call of securities available for sale of $369 thousand and $354 thousand, respectively. Earnings for the six months and three months of 2001 were positively impacted by the recordation of a previously unrecorded net deferred tax asset of $9 thousand. Deferred income taxes were recognized during the second quarter of 2001 when it was deemed more likely than not that the benefits of such deferred taxes would be realized. The Company expects that it will recognize increased tax expense in future periods, which will adversely affect earnings.

     As noted above, the Company ended the six months with deposits and customer repurchase agreements at $194.3 million. Increased lending activity resulted in a net increase in loans, from year end of $34.4 million. Management believes that the loan growth in the first six months continues to reflect its commitment to maintain a high quality portfolio, which returns reasonable market rates. Growth in both deposits and loans were consistent with management's expectations, however, management notes increasing competition for both deposits and loans.

     During the second quarter of 2001, the Company made a provision for credit losses of $158 thousand and had no charged-off loans. At quarter end, management believes the allowance for credit losses was adequate at .91% of its outstanding loans, excluding loans collateralized by cash, and/or marketable securities and loans with government guarantees. The Bank uses the services of an outside consultant for periodic reviews of its loan portfolio to assess credit quality, loan documentation and collateral sufficiency. The Bank has also developed a comprehensive loan loss analysis system based on guidance provided by the Office of the Comptroller of the Currency to national banks. The Bank's analysis has not identified any significant conditions or circumstances related to any credit which would cause the establishment of a specific allowance. Therefore, at June 30, 2001, and prior periods, the allowance consisted of only an unallocated component.

     The following table sets out the annualized returns on average assets, returns on average equity and equity to assets (average) for the six months ending June 30, 2001 and 2000 and the year ending December 31, 2000:


                                     June              June         December
                                     2001              2000          2000
                                    -------           ------       ----------
           Return on assets           1.36%            1.18%        0.77%
           Return on equity          15.14%           10.50%        7.25%
           Equity to assets           8.99%           11.20%       10.65%



     As commented previously, the Bank recognized gains on the sale and/or call of available for sale securities during the second quarter. Unrealized gains on investment securities for the Company amounted to approximately $715 thousand at March 31, 2001. Management and the board of directors felt that there was an opportunity to enhance shareholder value by prudently realizing some of those gains. The resulting transactions yielded approximately $283 thousand in additional income. The sale of the securities reduced the overall yield of the investment portfolio in the short term, however, the sale and planned reinvestment program will have a net positive effect on earnings to the maturity dates of the securities which were sold. In addition to the gain realized from the sale of securities gains of $71 thousand were recognized when a security carried at a discount was called by the issuer prior to maturity.

     During the quarter loan demand remained strong and loans increased $19 million from March 31, 2001. Management is pleased that, even with some softness in the economy, the loan portfolio quality has remained very high and the Company had no loans on non-accrual. The interest rate reductions implemented by the Federal Reserve have affected yields on loans reducing the loan portfolio yield for the quarter ended June 30, 2001 to 8.45% compared to a portfolio yield of 9.15% for the quarter ended December 31, 2000. For the same periods the Company's cost of funds were 4.44% and 4.82% respectively. While the Company has been able to partially offset the decline in loan yields (and yields on other earning assets) through reductions in rates paid on deposits and other interest bearing liabilities, it has not been able to fully compensate for the large decline in asset yields. This is, in part, because a significant volume of deposits is in certificate of deposits that have maturities that fall later into 2001 and early 2002. As these deposits mature, management will have an opportunity to adjust the cost of these funds to market rates.

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

     The net interest income for the six months ended June 30, 2001 was $3.67 million, as compared to $2.70 million for the period ended June 30, 2000. This improvement is a result of the 44% overall growth in average earning assets, including an 82% increase in average loans. Also, during the six months ended June 30, 2001, average loans increased to 77% of average earning assets, as compared to 61% during the comparable period in 2000. Total interest income for the period ended June 30, 2001, was $6.78 million compared to $4.59 million for the period ended June 30, 2000.

     Total interest expense was $3.11 million for the six months ended June 30, 2001 compared to $1.89 million for the six months ended June 30, 2000. The increase, as with the increase in interest income, reflects increases in the volume, interest bearing deposits and customer repurchase agreements, and interest rates paid on the largest categories of interest bearing liabilities.

     The following reflects the change in spreads and margin, from the first six months of 2000 to the first six months of 2001. The Bank has continued to increase higher yielding loans relative to total earning assets. Comparing the two periods spread and margin have declined 26 basis points and 23 basis points respectively, reflecting the action of the Federal Reserve over this period, particularly since January 2001, to reduce rates. Increased volume, however, has allowed the Company to achieve an increase of approximately $1 million in net interest income over the period.

     Management has been adjusting rates paid on interest bearing liabilities as maturities and renewals have permitted. The lowering of interest rates on earning assets has had an adverse impact on earnings. However, the maturity schedule of a significant portion of liabilities is relatively short and the cost of funds should be reduced in periods through the balance of the year, to offset the lower yields on earning assets.

AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN SIX MONTHS ENDED JUNE 30,

                                               2001                                       2000
                                               ----                                       ----
                                               Average                     Average        Average                     Average
                                               Balance       Interest      Yield/Rate     Balance       Interest      Yield/Rate
                                               -------       --------      ----------     -------       --------      ----------
ASSETS:

Interest earnings assets:

    Loans                                      $131,476      $ 5,660         8.68%        $ 72,139      $ 3,229         9.00%

    Investment securities                        30,528          950         6.22%          39,385        1,174         5.96%

    Federal funds sold and other interest         7,140          172         4.86%           6,234          183         5.96%
                                               --------      -------                      --------      -------
         Total interest earning assets          169,144        6,782         8.08%         117,758        4,586         7.82%
                                                =======        =====                       =======        =====


    Total noninterest earning assets            10,872                                      7,860
    Less: allowance for credit losses           (1,230)                                      (673)
                                            ------------                               ------------
      Total noninterest earning assets
                                                  9,642                                      7,187
                                            ------------                               ------------
      TOTAL ASSETS                             $178,786                                  $ 124,945
                                            ============                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest bearing
liabilities:
    NOW accounts                                 18,538          151         1.64%          13,872          131         1.90%

   Savings and money market accounts             49,256        1,035         4.24%          37,936          790         4.19%

   Certificates of deposit                       56,070        1,697         6.10%          31,439          781         5.00%

   Customer repurchase agreements                11,280          218         3.90%           8,989          182         4.07%

   Short term borrowings                            466           11         4.76%              67            2         6.00%

                                            ------------  -----------   -----------    ------------  -----------
          Total interest bearing liabilities    135,610        3,112         4.63%          92,303        1,886         4.11%


Non interest bearing liabilities:
    Non interest bearing deposits                26,311                                     18,165
    Other liabilities                               784                                        483
                                            ------------                               ------------
        Total non interest bearing liabilities    27,095                                     18,648
                                            ------------                               ------------

Stockholders equity                              16,081                                     13,995
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $178,786                                  $ 124,946
                                            ============                               ============

Net interest income                                          $ 3,670                                    $ 2,700
                                                         ===========                                ===========
Net interest spread                                                          3.45%                                      3.71%
Net interest margin                                                          4.37%                                      4.60%

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

     At June 30, 2001, the allowance for credit losses was .91% of outstanding loans, excluding loans secured by cash and/or readily marketable securities and loans with government guarantees. The allowance has been established based principally on current economic conditions, perceived asset quality, results of external loan reviews and the Bank's internal allowance analysis process which includes analysis of peer group loss experience. Given these considerations the allowance is believed to be adequate. At June 30, 2001 there were $99 thousand of loans past due more than thirty days, but less than ninety days. There were leases totaling $45 thousand which were 30 days or more past due, plus $12 thousand which were over 90 days and still accruing interest. The leases shown as past due are principally due to administrative procedures and it is expected that these deficiencies will be corrected. Management does not believe that the delinquency in the lease portfolio represents the potential for significant, if any, loss. No debt has been restructured and the Company has no foreclosed real estate. For the three months ended June 30, 2001, the Company made a provision for possible credit losses of $158 thousand and charged-off no loans during that period.

     Activity in the allowance for credit losses for the quarters ended June 30, 2001 and 2000 is shown below: (in thousands)

                                                      2001       2000
                                                      ----       ----
           Balance at beginning January 1,         $ 1,142    $   579
           Provision for credit losses                 255        227
           Loan charge offs - consumer                  (3)
                                                   -------    -------

             Balance at end June 30,               $ 1,394    $   806
                                                   -------    -------

NONINTEREST INCOME

     Noninterest income primarily represents deposit account service charges and fees and noninterest loan fees. For the six months ended June 30, 2001 noninterest income amounted to $389 thousand (exclusive of $369 thousand in securities gains), as compared to $193 thousand (exclusive of $66 thousand in securities losses), for the period ended June 30, 2000. The increase is reflective of the overall growth of the Bank and its customer base. The most significant increase was in service charge income on deposit accounts which increased from $149 thousand in the six months ended June 30, 2000 to $309 thousand in the same period in 2001, primarily as a result of an increase in the number of deposit accounts, and increased activity in accounts.

     As earlier discussed, Bank management elected to take $369 thousand in security gains during the quarter ended June 30, 2001 as part of its investment strategy. During the same period in 2000, management elected to take a $66 thousand loss in the sale of securities as part of its investment strategy.

NONINTEREST EXPENSE

     Noninterest expense was $2.96 million for the six months ended June 30, 2001 compared to $2.19 million for the six months ended June 30, 2000. Increases in noninterest expense primarily relate to normal salary and employee benefit cost increases, and costs related to the establishment and staffing of the Bank's fifth office, its first in Washington, DC, which opened in May 2001. Management has made a concentrated effort to budget and monitor noninterest expenses and believes it has established practices to control these expenses while meeting the requirements of an aggressively growing bank.

LIQUIDITY

     Liquidity is a measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor's requirements for use of their funds. The Bank's sources of liquidity are made up of cash balances, due from banks, federal funds sold and short term securities. There are other sources of liquidity, which may be used by the Bank, such as Federal Home Loan Bank advances. In February 2001, the Company established a line of credit loan with a correspondent bank of $5 million to be used for general operating purposes including short-term liquidity needs. At June 30, 2001, the Company has drawn $1.64 million ($800 thousand of which was repaid in early July 2001) of the line.

     At June 30, 2001, the Bank's liquidity formula reported $30 million of liquidity in excess of the amount which might be required to meet projected and contingent needs.

CAPITAL

     The actual capital amounts and ratios for the Company and Bank as of June 30, 2001 and for the Bank as of June 30, 2000 are presented in the table below:

                                                                                                                    To Be Well
                                                                                                             Capitalized Under
     In thousands                                Company                 Bank                   For Capital             Prompt
                                                Actual                              Actual         Adequacy  Corrective Action
                                                                                                   Purposes       Provisions**
     As of June 30, 2001                   Amount         Ratio        Amount         Ratio           Ratio             Ratio
                                           ------         -----        ------         -----           -----             -----
        Total capital (to risk-weighted
          Assets)                      $   17,767         11.1%    $   17,272         10.8%            8.0%             10.0%

     Tier 1 capital (to risk-weighted
         Assets)                       $   16,373         10.2%                        9.9%            4.0%              6.0%
                                                                       15,878

     Tier 1 capital (to average
         Assets)                       $   16,373          8.6%                        8.4%            3.0%              5.0%
                                                                       15,878


     As of June 30, 2000
         Total capital (to risk-weighted
           Assets)                                                 $   13,482         14.3%            8.0%             10.0%

     Tier 1 capital (to risk weighted assets)                                         13.5%            4.0%              6.0%
                                                                       12,675

     Tier 1 capital ( to average                                                       9.9%            3.0%              5.0%
     assets)                                                           12,675

     * Capital guidelines do not apply to the Company in June 2000.
     ** Applies to Bank only

    Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At June 30, 2001, the Bank was restricted from paying dividends to its parent company.

                            PART II OTHER INFORMATION


         ITEM 1   LEGAL PROCEEDINGS

                  From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

         ITEM 2   CHANGES IN SECURITIES

                           None

         ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                           None.

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 23, 2001, the annual meeting of shareholders of the Company was held for the purposes (1) of electing five (5) directors to serve until the next annual meeting and until their successors are duly elected and qualified, and (2) ratifying the appointment of Stegman & Company as the independent auditors of the Company.

         The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.

         Name                          For              Against           Abstention       Broker Non-votes
         ----------------------------  --------------   ---------------   --------------   ------------------------
         Leonard L. Abel              1,708,211         0                 0                66,188
         Dudley C. Dworken            1,708,211         0                 0                66,188
         Eugene F. Ford, Sr.          1,708,211         0                 0                66,188
         Ronald D. Paul               1,708,211         0                 0                66,188
         H.L. Ward                    1,708,211         0                 0                66,188

         The vote for ratification of the appointment of Stegman & Company as the Company's independent auditors was as follows:

         For:     1,707,399

         Against:      500

         Abstain:      8,862

         Broker Non-votes:    66,188

              ITEM 5.      OTHER INFORMATION

                           None.

              ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

Exhibit No.               Description of Exhibits
-----------               -----------------------
3(a)                      Certificate of Incorporation of the Company, as amended (1)
3(b)                      Bylaws of the Company (2)
10.1                      1998 Stock Option Plan (3)
10.2                      Employment Agreement between H. L. Ward and the Company and Bank
10.3                      Employment Agreement between Thomas D. Murphy and the Bank
10.4                      Employment Agreement between Ronald D. Paul and the Company
10.5                      Employment Agreement between Leonard L. Abel and the Company
10.6                      Employment Agreement between Susan G. Riel and the Bank
11                        Statement Regarding Computation of Per Share Income
12                        Annual Report to Shareholders for the year ended December 31, 2000
21                        Subsidiaries of the Registrant


         The sole subsidiary of the Registrant is EagleBank, a Maryland chartered commercial bank.

(1) Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.

(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.

(3) Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10-KSB for the year ended December 31, 1998.

(4) Incorporated by reference to exhibit of the same number to the Company's annual report on Form 10-K for the year ended December 31, 2000.
                                       16

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




EAGLE BANCORP, INC.


Date:  August 8, 2001        By:   /s/  Ronald D. Paul
                                  ---------------------------------------------
                                  Ronald D. Paul, President



Date:  August 8, 2001        By:   /s/ Wilmer L. Tinley
                                  ---------------------------------------------
                                   Wilmer L. Tinley, Senior Vice President, CFO