Form 10QSB
period 2001-09-30
EAGLE BANCORP INC
filed 2001-11-13
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

(MARK ONE)
(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to
                                               -------  ---------


                         Commission File Number 0-25923


                               EAGLE BANCORP, INC
             (Exact name of registrant as specified in its charter)

          Maryland                                                   52-2061461
(State of other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

7815 Woodmont Avenue, Bethesda, Maryland                                  20814
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

         As of November 9, 2001, the registrant had 2,895,124 shares of Common Stock outstanding.

Item 1 - Financial Statements


                               EAGLE BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                       (dollars in thousands - unaudited)

                                             ASSETS

                                                             September 30,       December 31,
                                                                 2001               2000
                                                              ---------          ---------
Cash and due from banks                                     $     5,571          $   8,932
Interest bearing deposits with other banks                          131                115
Federal funds sold                                                6,381              2,121
Investment securities available for sale                         31,070             32,398

Loans (net of allowance for credit losses of $1,677 and
$1,142)                                                         164,146            116,576
Premises and equipment, net                                       2,995              2,624
Other assets                                                      1,701              1,316
                                                              ---------          ---------
     TOTAL ASSETS                                             $ 211,995          $ 164,082
                                                              =========          =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits:
   Noninterest-bearing demand                                 $  31,580          $  26,232
   Interest-bearing transaction accounts                         20,106             18,927
   Savings and money market                                      57,723             40,673
   Time, $100,000 or more                                        39,078             32,838
   Other time                                                    28,604             17,187
                                                              ---------          ---------
     Total deposits                                             177,091            135,857
Customer repurchase agreements                                   16,547             11,078
Other short term borrowings                                         600              1,040
Other liabilities                                                   805                585
                                                              ---------          ---------
     Total liabilities                                          195,043            148,560

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 5,000,000 authorized,
2,895,124 issued and outstanding September 2001,
2,062,474 issued and outstanding December 2000                       29                 21
Surplus                                                          16,515             16,479
Retained earnings (deficit)                                          82             (1,355)
Accumulated other comprehensive income                              326                377
                                                              ---------          ---------
     Total stockholders' equity                                  16,952             15,522
                                                              ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 211,995          $ 164,082
                                                              =========          =========


See notes to consolidated financial statements

                               EAGLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
          (dollars in thousands, except per share amounts - unaudited)


                                                         Nine Months      Nine Months     Three Months     Three Months
                                                         Ended            Ended           Ended            Ended
                                                         Sept 30, 2001    Sept 30,  2000  Sept 30, 2001    Sept 30, 2000
                                                         -------------    --------------  -------------    --------------
INTEREST INCOME:
   Interest and fees on loans                                $   8,838        $  5,264        $  3,178           $  2,035
   Taxable interest and dividends on investment securities       1,360           1,847             414                673
   Interest on balances with other banks                             7               0               3                  0
   Interest on federal funds sold                                  221             223              49                 40
                                                             ---------        --------        --------           --------
     Total interest income                                      10,426           7,334           3,644              2,748
                                                             ---------        --------        --------           --------

INTEREST EXPENSE:
   Interest on deposits                                          4,292           2,794           1,409              1,092
   Interest on customer repurchase agreements                      330             254             112                 71
   Interest on short-term borrowings                                26              59              15                 57
                                                             ---------        --------        --------           --------
     Total interest expense                                      4,648           3,107           1,536              1,220
                                                             ---------        --------        --------           --------

NET INTEREST INCOME                                              5,778           4,227           2,108              1,528

PROVISION FOR CREDIT LOSSES                                        543             331             288                104
                                                             ---------        --------        --------           --------

NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES                                             5,235           3,896           1,820              1,424
                                                             ---------        --------        --------           --------
NONINTEREST INCOME:
   Service charges on deposit accounts                             495             250             186                101
   Other income                                                    120              65              40                 21
   Gain (Loss) on sale/call of investment securities               352             (66)            (17)                 0
                                                             ---------        --------        --------           --------
     Total noninterest income                                      967             249             209                122
                                                             ---------        --------        --------           --------

NONINTEREST EXPENSES:
   Salaries and employee benefits                                2,477           1,734             902                580
   Premises and equipment expenses                                 899             653             335                234
   Advertising                                                      90              70              32                 26
   Outside data processing                                         258             180              90                 67
   Other expenses                                                  935             713             335                252
                                                             ---------        --------        --------           --------
     Total noninterest expenses                                  4,659           3,350           1,694              1,159

NET INCOME BEFORE INCOME TAX EXPENSE                             1,543             795             335                387

INCOME TAX EXPENSE                                                 106              --             115                 --
                                                             ---------        --------        --------           --------

NET INCOME                                                   $   1,437        $    795        $    220           $    387
                                                             =========        ========        ========           ========

INCOME PER SHARE:
   Basic                                                     $    0.50        $   0.28        $   0.08           $   0.14
   Diluted                                                   $    0.48        $   0.28        $   0.07           $   0.14

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                             (dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:                            September 30, 2001    September 30, 2000
                                                                 ------------------    ------------------

Net income                                                           $  1,437               $    795
Adjustments to reconcile net income to net cash
  Provided by operating activities:
  Provision for credit losses                                             543                    332
  Depreciation and amortization                                           304                    250
  (Gain) loss on sale of investment securities                           (352)                    66
  Increase in other assets                                               (385)                  (751)
  Increase in other liabilities                                           220                    145
                                                                     --------               --------
        Net cash provided by operating activities                       1,767                    837
                                                                     --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest bearing deposits with other banks               $    (16)                  (200)
Purchases of available for sale investment securities                 (68,475)               (47,416)
Proceeds from sale of/gains on called available for sale
   securities                                                           9,413                 39,331
Proceeds from maturities on available for sale securities              60,691                  4,934
(Increase) Decrease in federal funds sold                              (4,260)                 4,402
Net increase in loans                                                 (48,113)               (31,178)
Bank premises and equipment acquired                                     (675)                  (209)
                                                                     --------               --------
        Net cash used by investing activities                         (51,435)               (30,336)
                                                                     --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                   41,234                 29,380
Increase in customer repurchase agreements                              5,469                   (978)
Increase (decrease) in other short term borrowings                       (440)                 4,725
Proceeds from exercise of stock options                                    44                     --
                                                                     --------               --------
         Net cash provided by financing activities                     46,307                 33,127
                                                                     --------               --------
NET (DECREASE) INCREASE IN CASH                                        (3,361)                 3,628
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                          8,932                  3,832
                                                                     --------               --------

CASH AND DUE FROM BANKS AT END OF PERIOD                             $  5,571               $  7,460
                                                                     ========               ========

See notes to consolidated financial statements

                               EAGLE BANCORP, INC
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 2001 AND 2000



                                                                                             Accumulated
                                                                                Retained        Other           Total
                                                      Common                    Earnings    Comprehensive   Stockholders'
                                                       Stock       Surplus      (Deficit)       Income         Equity
                                                    ----------------------------------------------------------------------

Balances at January 1, 2000                         $     17     $  16,483     $  (2,412)    $  (413)      $   13,675

Net income                                                                           795                          795

Other comprehensive income-
    unrealized loss on investment
      securities available for sale                                                              368              368
                                                                                                           ---------------


 Total Comprehensive income                                                                                     1,163

Five for four stock split effected in the
    form of a 25% stock dividend                           4            (4)
                                                    ----------------------------------------------------------------------

Balances at September 30, 2000                      $     21     $  16,479     $  (1,617)    $   (45)      $   14,838
                                                    ----------------------------------------------------------------------

Balances at January 1, 2001                         $     21     $  16,479     $  (1,355)    $   377       $   15,522

Net income                                                                         1,437                        1,437
Other comprehensive income-unrealized
    gain on investment securities available
    for sale                                                                                     (51)             (51)

Total comprehensive income

                                                                                                           ---------------

Seven for five stock split effected in the
    form of a 40% stock dividend                           8            (8)                                     1,386


Exercise of stock options                                               44                                         44
                                                    ----------------------------------------------------------------------

                                                    ----------------------------------------------------------------------
Balances at September 30, 2001                      $     29     $  16,515     $      82     $   326       $   16,952
                                                    ----------------------------------------------------------------------

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operation for the nine and three months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.


2. NATURE OF BUSINESS

     The Company, through its bank subsidiary, provides domestic financial services primarily in Montgomery County, Maryland and Washington, DC. The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products.

3. INVESTMENT SECURITIES



     Amortized cost and estimated fair value of securities available - for - sale are summarized as follows: (in thousands)


                                                                   September 30, 2001

                                                                            Gross            Gross        Estimated
                                                        Amortized      Unrealized       Unrealized             Fair
                                                             Cost           Gains           Losses            Value
                                                             ----           -----           ------            -----
U.S. Treasury securities                                 $  1,500        $     14         $     --         $  1,514
U.S. Government Agency securities                          28,081             499               --           28,580
Federal Reserve Bank and
     Federal Home Loan Bank stock                             730              --               --              730

Other equity investments                                      261              --              (15)             246
                                                         --------        --------         --------         --------
                                                         $ 30,572        $    513         $    (15)        $ 31,070
                                                         ========        ========         ========         ========


                                                                   December 31, 2000

                                                                            Gross            Gross        Estimated
                                                        Amortized      Unrealized       Unrealized             Fair
                                                             Cost           Gains           Losses            Value
                                                             ----           -----           ------            -----



U.S. Treasury securities                                 $  1,500        $      7         $     --         $  1,507
U.S. Government Agency securities                          29,618             445              (75)          29,988
Federal Reserve Bank and Federal Home
      Loan Bank stock                                         627              --               --              627
Other equity investments                                      276              26              (26)             276
                                                         --------        --------         --------         --------
                                                         $ 32,021        $    478         $   (101)        $ 32,398
                                                         ========        ========         ========         ========


4. INCOME TAXES


     The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes were recognized as of the quarter ending June 30, 2001, when it was deemed more likely than not that the benefits of such deferred income taxes would be realized. The benefit associated with the initial recognition of the net deferred tax asset is a one-time occurrence. In the quarter ending September 30, 2001 and future periods, the Company recorded and will record income tax expense. Prior to the quarter ending June 30, 2001, the Company had not recorded income tax expense.


5. EARNINGS PER SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. Earnings per share have been restated to reflect the stock splits in 2001 and 2000 of 40% and 25% respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the financial condition and results of operations of Eagle Bancorp, Inc. ("Company") and EagleBank ("Bank") for the nine months and three months ended September 30, 2001 and September 30, 2000.

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

A sixth office is planned for Montgomery County at Shady Grove and Blackwell Roads, Rockville, MD. This office is expected to open in the second quarter of 2002, subject to regulatory approval. The Bank is continually looking for promising branch sites that will contribute to the Bank's growth and profit expectations. While additional branching activity is anticipated, there can be no assurance as to when , or if, additional branches will be established, whether any such branches can be operated profitably, or whether such expansion will result in increased assets, earnings, return on equity or shareholder value.

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

The Company believes that the accompanying financial information attests to the support the Bank has received from the community. Assets of the Company were at $212 million as of September 30, 2001, an increase of 29% from December 31, 2000, and earnings were over $1.4 million for the first nine months of 2001. The successes of the Company, in three years of banking operations, are attributable to a pattern of continually strong growth in deposits and loans and in a quality loan portfolio achieved while maintaining reasonable interest spreads and margins in a competitive market.

FINANCIAL CONDITION

As of September 30, 2001, assets were $212 million and deposits and customer repurchase agreements were $194 million, an increase from year end 2000 of 29% and 32% respectively. The growth experienced during the nine months was from a cross section of businesses targeted by the Bank and continues a trend started with the opening of the Bank in July 1998. While the Bank does not rely on or solicit brokered deposits, regulatory rules require that $16 million of deposits at September 30, 2001, and $15 million of deposits at December 31, 2000 be classified as brokered deposits. The source of these funds is a customer well known to the Bank and management considers the relationship to be a core deposit relationship.

Total loans increased $48 million during the nine months ended September 30, 2001. This represents an increase of 41%. Management is pleased with the continued growth in the loan portfolio and the quality of loans it has been able to consider. In 2002, management expects loan growth of approximately 25%. While this is a lower growth rate than experienced in the first nine months of 2001 the rate is against a larger base and is in the face of a weakening economy. While management believes that this rate of loan growth is attainable, without an adverse effect on the overall quality of the loan portfolio, there can be no assurance that the Company will attain this rate of loan growth, that it will not achieve a higher rate of growth, that adequate funding sources will be available at attractive rates to facilitate these new loans, that the new loans will prove profitable to the Company, or that such loans will not result in additional charge-offs or provisions for credit losses.

     Loans, net of amortized deferred fees, at September 30, 2001 and December 31, 2000 are summarized by type as follows:
     (in thousands)

                                         September 30, 2001   December 31, 2000
                                         ------------------   -----------------
     Commercial                                   $  43,398           $  37,104
     Real Estate                                     78,969              58,214
     Construction                                    15,551               9,952
     Consumer                                        27,883              12,426
     Other                                               22                  22
                                                  ---------           ---------
         Total loans                                165,823             117,718
            Less: allowance for credit losses        (1,677)             (1,142)
                                                  ---------           ---------

     Loans, net                                   $ 164,146           $ 116,576
                                                  =========           =========

RESULTS OF OPERATIONS

On a consolidated basis, the Company recorded net income of $1.4 million for the nine months ended September 30, 2001, as compared to net income of $795 thousand for the nine months ended September 30, 2000. Net income for the quarter ended September 30, 2001 was $220 thousand, as compared to $387 for the quarter ended September 30, 2000. Basic and diluted income per share for the nine months ended September 30, 2001 was $0.50 and $0.48, respectively, as compared to $0.28 for each during the same period in 2000. For the three months ended September 30, 2001, basic and diluted income per share was $0.08 and $0.07 respectively, as compared to $0.14 for each during the same period in 2000. The reported income for the nine months ended September 30, 2001, includes nonrecurring gains on the sale and/or call of securities available for sale of $352 thousand. The reported income for the quarter ending September 30, 2001, is $167 thousand less that the corresponding quarter in 2000 primarily as a result of three factors; a) income tax expense of $115 thousand was recorded in 2001, compared to no income tax expense in 2000, b) a higher provision for credit losses was established in the third quarter as a result of higher loan volume and deteriorating economic conditions which increased management estimates of risks inherent in the loan portfolio; c) reduced yields on earning assets, and resulting decline in the spread and net interest margin earned by the Bank, following actions of the Federal Reserve in drastically lowering market interest rates.

As noted above, the Company ended the nine months with deposits and customer repurchase agreements at $194 million. Increased lending activity resulted in a net increase in loans, from year end of $48 million. Management believes that the loan growth in the first nine months occurred while it maintained its commitment to build a high quality portfolio, which returns reasonable market rates. Growth in both deposits and loans were consistent with management's expectations, however, management notes increasing competition for both deposits and loans.

During the third quarter of 2001, the Company made a provision for credit losses of $288 thousand and had a total of $5 thousand in charged-off consumer loans. At quarter end, management believes the allowance for credit losses was adequate at 1.02% of its outstanding loans, excluding loans collateralized by cash, and/or marketable securities and loans with government guarantees. The Bank uses the services of an outside consultant for periodic reviews of its loan portfolio to assess credit quality, loan documentation and collateral sufficiency. The Bank has also developed a comprehensive internal loan loss analysis system based on guidance provided by the Office of the Comptroller of the Currency to national banks.

During the third quarter, the Bank made a revision to its allowance analysis processes in consideration of current economic weaknesses. As a result of the revision, the provision was $100 thousand higher than it would have been without the revision. Bank management will monitor economic conditions and make future adjustments as may be warranted.

The following table sets out the annualized returns on average assets, returns on average equity and equity to assets (average) for the nine months ending September 30, 2001 and 2000 and the year ending December 31, 2000:

                                        September       September      December
                                          2001            2000           2000
                                          ----            ----           ----
               Return on assets           1.05%           0.82%          0.77%
               Return on equity          12.37%           7.56%          7.25%
               Equity to assets           8.47%          10.83%         10.65%

During the quarter loan demand remained strong and loans increased $13 million during the third quarter. Management is pleased that, even with some softness in the economy, the loan portfolio quality has remained very high and the Company had no loans on non-accrual. The interest rate reductions implemented by the Federal Reserve have affected yields on loans reducing the loan portfolio yield for the quarter ended September 30, 2001 to 7.93% compared to a portfolio yield of 9.15% for the quarter ended December 31, 2000. For the same periods the Company's cost of funds were 3.84% and 4.82% respectively. While the Company has been able to partially offset the decline in loan yields (and yields on other earning assets) through reductions in rates paid on deposits and other interest bearing liabilities, it has not been able to fully compensate for the large decline in asset yields. This is, in part, because a significant volume of deposits is in certificate of deposits that have maturities that fall later into 2001 and early 2002. Management's efforts to improve the spread between the yield on loans and the cost of funds is taking effect and while this measure in the third quarter was 4.09% in October it was 4.34%. As these deposits mature, management will have an opportunity to adjust the cost of these funds to market rates.

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

The net interest income for the nine months ended September 30, 2001 was $5.78 million, as compared to $4.23 million for the period ended September 30, 2000. This improvement is a result of the 45% overall growth in average earning assets, including an 82% increase in average loans. Also, during the nine months ended September 30, 2001, average loans increased to 79% of average earning assets, as compared to 63% during the comparable period in 2000. Total interest income for the period ended September 30, 2001, was $10.43 million compared to $7.33 million for the period ended September 30, 2000.

Total interest expense was $4.65 million for the nine months ended September 30, 2001 compared to $3.11 million for the six months ended September 30, 2000. The increase, as with the increase in interest income, reflects increases in the volume, interest bearing deposits and customer repurchase agreements, and in interest rates paid on the largest categories of interest bearing liabilities.

The following reflects the change in spreads and margin, from the first nine months of 2000 to the first nine months of 2001. The Bank has continued to increase higher yielding loans relative to total earning assets. Comparing the two periods spread and margin have declined 21 basis points and 28 basis points respectively, reflecting the action of the Federal Reserve over this period, particularly since January 2001, to reduce rates. Increased volume, however, has allowed the Company to achieve an increase of approximately $1.5 million in net interest income over the period.

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

AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN NINE MONTHS ENDED SEPTEMBER 30,


                                                   2001                                       2000
                                                   ----                                       ----
                                                Average                     Average        Average                     Average
                                                Balance      Interest      Yield/Rate      Balance      Interest      Yield/Rate
                                                -------      --------      ----------      -------      --------      ----------
ASSETS:

Interest earnings assets:
    Loans                                      $ 140,765      $ 8,838         8.39%       $  77,281      $ 5,264         9.10%
    Investment securities                         29,927        1,367         6.09%          39,764        1,847         6.20%

    Federal funds sold and other
      interest earning assets                      6,692          221         4.41%           4,968          223         6.00%

                                               ---------      -------                     ---------      -------
         Total interest earning assets           177,384       10,426         7.85%         122,014        7,334         8.03%


    Total noninterest earning assets              11,395                                      8,233

    Less: allowance for credit losses             (1,313)                                      (729)
                                               ---------                                  ---------
      Total noninterest earning assets            10,082                                      7,503

                                               ---------                                  ---------
      TOTAL ASSETS                             $ 187,466                                  $ 129,517
                                               =========                                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest bearing
liabilities:
    NOW accounts                                  19,455          205         1.41%          14,586          206         1.88%

   Savings and money market accounts              51,552        1,484         3.85%          38,655        1,255         4.34%

   Certificates of                                59,343        2,603         5.86%          33,444        1,333         5.32%
deposit
   Customer repurchase agreements                 12,329          330         3.58%           8,326          254         4.07%

   Short term borrowings                             526           26         6.61%           1,207           59         6.58%

                                               ---------      -------        -----        ---------      -------
      Total interest bearing liabilities         143,205        4,648         4.34%          96,218        3,107         4.31%

Noninterest bearing liabilities:
    Noninterest bearing deposits                  27,464                                     18,755

    Other liabilities                                922                                        512

                                               ---------                                  ---------
      Total noninterest bearing liabilities       28,389                                     19,267
                                               ---------                                  ---------

Stockholders' equity
                                                  15,875                                     14,032
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $ 187,466                                  $ 129,517
                                               =========                                  =========

Net interest income                                           $ 5,778                                    $ 4,227
                                                              =======                                    =======
Net interest spread                                                           3.51%                                      3.72%
Net interest margin                                                           4.35%                                      4.63%


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

At September 30, 2001, the allowance for credit losses was 1.02% of outstanding loans, excluding loans secured by cash and/or readily marketable securities and loans with government guarantees. The allowance has been established based principally on current economic conditions, perceived asset quality, results of external loan reviews and the Bank's internal allowance analysis process which includes analysis of peer group loss experience. Given these considerations the allowance is believed to be adequate. At September 30, 2001 there were $447 thousand of loans past due more than thirty days, but less than ninety days. There were leases totaling $51 thousand which were 30 days or more past due, plus $8 thousand which were over 90 days and still accruing interest. The leases shown as past due are principally due to administrative procedures and it is expected that these deficiencies will be corrected. Management does not believe that the delinquency in the lease portfolio represents the potential for significant, if any, loss. No debt has been restructured and the Company has no foreclosed real estate. For the three months ended September 30, 2001, the Company made a provision for possible credit losses of $288 thousand and charged-off $5thousand in consumer loans.

Activity in the allowance for credit losses for the nine months ended September 30, 2001 and 2000 is shown below:

     (in thousands)

                                                    2001              2000
                                                   ------            ------
             Balance at beginning January 1,       $1,142            $  579
             Provision for credit losses              543               331
             Loan charge offs - consumer               (8)               --
                                                   ------            ------

             Balance at end June 30,               $1,677            $  910
                                                   ------            ------
NONINTEREST INCOME

Noninterest income primarily represents deposit account service charges and fees and noninterest loan fees. For the nine months ended September 30, 2001 noninterest income amounted to $615 thousand (exclusive of $352 thousand in securities gains), as compared to $315 thousand (exclusive of $66 thousand in securities losses), for the period ended September 30, 2000. The increase is reflective of the overall growth of the Bank and its customer base. The most significant increase was in service charge income on deposit accounts which increased from $250 thousand in the nine months ended September 30, 2000 to $495 thousand in the same period in 2001, primarily as a result of an increase in the number of deposit accounts, increased activity in accounts and increases in certain fees initiated by the Bank.

NONINTEREST EXPENSE

Noninterest expense was $4.66 million for the nine months ended September 30, 2001 compared to $3.35 million for the nine months ended September 30, 2000. Increases in noninterest expense primarily relate to normal salary and employee benefit cost increases, and costs related to the establishment and staffing of the Bank's fifth office, its first in Washington, DC, which opened in May 2001. Management has made a concentrated effort to budget and monitor noninterest expenses and believes it has established practices to control these expenses while meeting the requirements of an aggressively growing bank.

LIQUIDITY

Liquidity is a measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor's requirements for use of their funds. The Bank's sources of liquidity are made up of cash balances, due from banks, federal funds sold and short term securities. There are other sources of liquidity, which may be used by the Bank, such as Federal Home Loan Bank advances. In February 2001, the Company established a line of credit loan with a correspondent bank of $5 million to be used for general operating purposes including short-term liquidity needs. At September 30, 2001, the Company had $600 thousand outstanding the line.

In October, the Bank took an $8 million FHLB advance to fund loan growth and to lock in (four years) an attractive long term rate (4.28%). The advance was secured by commercial mortgage loans and investment securities. The Bank strives to maintain a loan (net of FHLB advances) to deposit ratio of approximately 90% and following that advance the ratio was at 90%. In addition to traditional sources of deposit funds, the Bank uses the wholesale CD market to supplement its in market deposit gathering operation. These deposits are not brokered and are generally obtained at rates at or near the Bank's local market rates, although there can be no assurance that the Bank will not have to pay higher rates to obtain deposits sufficient to fund lending operations. The total of these deposits at September 30, 2001, was $10.1 million.

At September 30, 2001, the Bank's liquidity formula reported $26 million of liquidity in excess of the amount which might be required to meet projected and contingent needs.

CAPITAL

The actual capital amounts and ratios for the Company and Bank as of June 30, 2001 and for the Bank as of September 30, 2000 are presented in the table below:



                                                                                                                       To Be Well
                                                 Company                 Bank              For Capital          Capitalized Under
     In thousands                               Actual                            Actual      Adequacy          Prompt Corrective
                                                                                              Purposes          Action Provisions**
     As of September 30, 2001              Amount         Ratio        Amount      Ratio         Ratio                      Ratio
                                           ------         -----        ------      -----         -----                      -----

        Total capital (to risk-weighted
          Assets)                          $ 18,303       10.7%      $ 17,816       10.5%         8.0%                 10.0%

     Tier 1 capital (to risk-weighted
         Assets)                           $ 16,626        9.7%        16,139        9.5%         4.0%                  6.0%

     Tier 1 capital (to average
         Assets)                           $ 16,626        8.1%        16,139        7.9%         3.0%                  5.0%

     As of September 30, 2000
         Total capital (to risk-weighted
           Assets)                                                   $ 13,977       13.3%         8.0%                 10.0%

     Tier 1 capital (to risk weighted assets)                          13,067       12.4%         4.0%                  6.0%


     Tier 1 capital (to average assets)                                13,067        9.5%         3.0%                  5.0%




     * Capital guidelines do not apply to the Company in September 2000. ** Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At September 30, 2001, the Bank was restricted from paying dividends to its parent company.

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

                  None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits



Exhibit No.         Description of Exhibits
-----------         -----------------------
(a)                 Certificate of Incorporation of the Company, as amended (1)
3(b)                Bylaws of the Company (2)
10.1                1998 Stock Option Plan (3)
10.2                Employment Agreement between H. L. Ward and the Company and Bank (4)
10.3                Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4                Employment Agreement between Ronald D. Paul and the Company (4)
10.5                Employment Agreement between Leonard L. Abel and the Company (4)
10.6                Employment Agreement between Susan G. Riel and the Bank (4)
11                  Statement Regarding Computation of Per Share Income
21                  Subsidiaries of the Registrant

         The sole subsidiary of the Registrant is EagleBank, a Maryland chartered commercial bank.



------------------------
(1) Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.
(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.
(3) Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10-KSB for the year ended December 31, 1998.
(4) Incorporated by reference to exhibit of the same number to the Company's annual report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     EAGLE BANCORP, INC.


Date:  November 9, 2001         By:   /s/  Ronald D. Paul
                                    --------------------------------------------
                                    Ronald D. Paul, President



Date:  November 9, 2001         By:    /s/ Wilmer L. Tinley
                                    --------------------------------------------
                                    Wilmer L. Tinley, Senior Vice President, CFO