Form 10KSB
period 2001-12-31
EAGLE BANCORP INC
filed 2002-03-29
CIK 1050441

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

       X   Annual report under Section 13 or 15(d) of the Securities Exchange
     ----- Act of 1934

     For the fiscal year ended December 31, 2000

           Transition report under Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

     For the transition period from                 to
                                    ---------------    --------------

Commission file number: 0-25923

                               Eagle Bancorp, Inc.
                 (Name of Small Business Issuer in its Charter)



            Maryland                                   52-2061461
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)



                 7815 Woodmont Avenue, Bethesda, Maryland 20814
               (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number:  (301)  986-1800

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

The issuer's revenues for the fiscal year ended December 31, 2001 were approximately $15,445,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 15, 2002 was approximately $37,361,000

As of March 15, 2002, the number of outstanding shares of the Common Stock, $1.00 par value, of Eagle Bancorp, Inc. was 2,895,124.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company's Annual Report to Shareholders for the Year Ended December 31, 2001 are incorporated by reference in part II hereof.

       Portions of the Company's definitive Proxy Statement for the Annual
             Meeting of Shareholders, to be held on May 21, 2002 are
                  incorporated by reference in part III hereof.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Eagle Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for a newly formed Maryland chartered commercial bank. The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. EagleBank, a Maryland chartered commercial bank which is a member of the Federal Reserve System, the Company's sole subsidiary, was chartered as a bank and commenced banking operations on July 20, 1998. The Bank operates from five southern Montgomery County offices located in Gaithersburg, Rockville, Bethesda and Silver Spring, Maryland. A sixth location is located in the District of Columbia, at 20th and K Streets, NW.

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

         The Bank has developed a loan portfolio consisting primarily of business loans with variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using fixed rates which adjust in three to five years, with maturities of five to ten years. Consumer loans are made on the traditional installment basis for a variety of purposes.

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

         3)       Lease financing for business equipment.

         4) Traditional general purpose consumer installment loans including automobile and personal loans. In addition, the Bank offers personal lines of credit.

         5)       Credit card services are offered through an outside vendor.

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

         Source of Business. Management believes that the market segments which the Bank targets, small to medium sized businesses and the consumer base of the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and personal service that form the basis for the Bank's business development strategies. The Bank provides services from its strategically located main office in Bethesda, Maryland, and branches in Gaithersburg, Rockville and two locations in Silver Spring. The Bank opened a branch in NW, Washington, DC in 2001, to complement the needs of the Bank's existing and potential customers, and provide prospects for additional growth and expansion. Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Company plans for the Bank to establish additional branch offices over the next two years. There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

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

EMPLOYEES

         At February 28, 2002 the Bank employed 62 persons on a full time basis, five of which are executive officers of the Bank. Except for the Chairman of the Board of Directors and the President of the Company, the Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, a 401k plan, life and long term disability insurance for substantially all full time employees. The Company has proposed for shareholder approval an incentive stock option plan for key employees of the Company and Bank.

MARKET AREA AND COMPETITION

         Location and Market Area. The Bank's main office and the headquarters of the Company and the Bank is located at 7815 Woodmont Avenue, Bethesda, Maryland 20814. The Bank has five branches, located at 110 North Washington Street, Rockville, 8677 Georgia Avenue, 850 Sligo Avenue, Silver Spring, Shady Grove and Blackwood Roads, Gaithersburg, Maryland, and 20th and K Streets, NW, Washington, DC.

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

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums at a uniform rate of 0.23% of insured deposits. Certain studies by the FDIC and other agencies project that the BIF will fall below the required reserve ratio in 2002, which may result in the imposition of deposit premiums at the uniform rate in 2003, although there can be no assurance of this.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The main office of the Bank and the executive offices of the Bank and the Company are located at 7815 Woodmont Avenue, Bethesda, Maryland, in a 12,000 square foot, two story masonry structure (plus basement), with parking. The Company leases the building under a five year lease which commenced in April 1998, at an initial annual rent $142,500, subject to annual increase based on the CPI, not to exceed 4% per year. The Company has three five year renewal options, and an option to purchase the building at a price to be negotiated. The Silver Spring branch of the Bank is located at 8677 Georgia Avenue, Silver Spring, Maryland and consists of 2,794 square feet. The property is occupied under a five year lease, commenced April 1998, at an initial annual rent of $55,878, subject to annual increase based on the CPI, plus additional rent relating to common area fees and taxes. The Company has one five year renewal option. The Rockville branch is located at 110 North Washington Street, Rockville, Maryland, and consists of 2,000 square feet. The property is occupied under a five year lease commenced April 1998, at an initial annual rent of $35,000, subject to annual increase based upon the CPI, with a minimum 3% annual increase, plus additional rent relating to common area fees and taxes. The Company has one five-year renewal option. The Sligo branch of the Bank is located at 850 Sligo Ave, Silver Spring, Maryland and consists of 2,400 square feet. The property is occupied under a five year lease, commenced August 1999, at an initial annual rent of $38,400, subject to annual increase based on the CPI, plus additional rent relating to insurance and taxes. The Company has two five-year renewal options. The K Street branch of the Bank is located at 2001 K Street NW, Washington, DC and consists of 4,154 square feet. The property is occupied under a ten year lease, commenced February 2001, at an initial annual rent of $186,930, subject to annual increase based on the CPI, plus additional rent relating to common area fees and taxes. The Company has two five-year renewal options. The Shady Grove/Gaithersburg branch is located at 9600 Blackwood Road, Rockville, Maryland, and consists of 2,326 square feet. The property is occupied under a ten year lease, commenced February 2002, at an initial annual rent of $70,361, subject to annual increase based on the CPI, plus additional rent relating to common area fees and taxes. The Company has one five-year renewal options.

         In January 2002, the Company occupied a new operations center in Bethesda, consisting of 2,698 square feet, under a 10 year lease, commencing January 2002, with one five year renewal option, at an initial base rent of $67,450 per year.

ITEM 3.  LEGAL PROCEEDINGS.

         At December 31, 2001, the Company was not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market for Common Stock and Dividends. The Company's Common Stock is listed for trading on the Nasdaq Small Cap Market under the symbol "EGBN. To date, trading in the common stock has been sporadic and volume has been light. No assurance can be given that an active trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter during the last two fiscal years. These quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the Common Stock. Prices have been adjusted to reflect a five for four stock split in the form of a 25% stock dividend paid on March 31, 2000., and a seven for five stock split in the form of a 40% sock stock dividend paid as of June 15, 2001. As of December 31, 2001, there were 2,895,124 shares of Common Stock outstanding, held by approximately 841 total beneficial shareholders, including approximately 429 shareholders of record.

       Period                            Low Bid                      High Bid

First Quarter 2000                        $5.43                        $6.00
Second Quarter 2000                       $4.64                        $6.07
Third Quarter 2000                        $5.54                        $6.88
Fourth Quarter 2000                       $5.54                        $6.34

First Quarter 2001                        $5.71                        $7.14
Second Quarter 2001                       $6.07                        $11.40
Third Quarter 2001                        $10.26                       $13.70
Fourth Quarter 2001                       $9.90                        $12.50

         Dividends. The Company has not paid any cash dividends to date. In March 2000, the Company effected a five for four stock split in the form of a 25% stock dividend. In June 2001 the Company effected a seven for five stock split in the form of a 40% stock dividend. The payment of cash dividends by the Company will depend largely upon the ability of the Bank, its sole operating business, to declare and pay dividends to the Company, as the principal source of the Company's revenue, other than earnings on retained proceeds of the Company's initial offering of Common Stock, will initially be from dividends paid by the Bank Dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank. Even if the Bank and the Company have earnings in an amount sufficient to pay dividends, the Board of Directors may determine, and it is the present intention of the Board of Directors, to retain earnings for the purpose of funding the growth of the Company and the Bank.

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

         Use of Proceeds: Not Applicable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The information required by this item is incorporated by reference to the material appearing under the caption "Management's Discussion and Analysis" appearing at pages 16 to 30 of the Company's Annual Report to Shareholders for the year ended December 31, 2001.

ITEM 7. FINANCIAL STATEMENTS.

         The information required by this item is incorporated by reference to the Consolidated Financial Statements appearing at pages 31 to 49 of the Company's Annual Report to Shareholders for the year ended December 31, 2001.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.
                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information required by this Item is incorporated by reference to, the material appearing at pages 5 to 7, 13 and 16 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 21, 2002.

ITEM 10.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to, the material appearing at pages 8 to 13 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 21, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to, the material appearing at page 4 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 21, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to, the material appearing at pages 13 to 14 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 21, 2002.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No.  Description of Exhibits

3(a)         Certificate of Incorporation of the Company, as amended (1)
3(b)         Bylaws of the Company (2)
10.1         1998 Stock Option Plan (3)
10.2         Employment Agreement between H.L. Ward and the Company and Bank (4)
10.3         Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4         Employment Agreement between Ronald D. Paul and the Company (4)
10.5         Consulting Agreement between Leonard L. Abel and the Company (4)
10.6         Employment Agreement between Susan G. Riel and the Bank (4)
11           Statement Regarding Computation of Per Share Income

         Please refer to Note 9 to the consolidated financial statements for the year ended December 31, 2001.

13           Annual Report to Shareholders for the year ended December 31, 2001
21           Subsidiaries of the Registrant

         The sole subsidiary of the Registrant is EagleBank, a Maryland chartered commercial bank.

23           Consent of Stegman and Company
-----------------------------
(1) Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.
(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.
(3) Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.
(4) Incorporated by reference to Exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended
         December 31, 2000.

(B)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed in the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     EAGLE BANCORP, INC.



March 29, 2002                                 By: /s/ Ronald D. Paul
                                                   -----------------------------
                                                    Ronald D. Paul, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                  NAME                               POSITION                                    DATE

 /s/ Leonard L. Abel                                 Chairman of the Board of Directors          March 29, 2002
------------------------------------
Leonard L. Abel


 /s/ Dudley C. Dworken                               Director                                    March 29, 2002
------------------------------------
Dudley C. Dworken


 /s/ Eugene F. Ford, Sr.                             Director                                    March 29, 2002
------------------------------------
Eugene F. Ford, Sr.


 /s/ Ronald D. Paul                                  President and Director                      March 29, 2002
------------------------------------                 Principal Executive Officer
Ronald D. Paul


 /s/ H.L. Ward                                       Executive Vice President and Director       March 29, 2002
------------------------------------                 of the Company, President of the Bank
H.L. Ward


 /s/ Wilmer L. Tinley                                Senior Vice President of the Bank,          March 29, 2002
------------------------------------                 Chief Financial Officer of the Company
Wilmer L. Tinley                                     Principal Financial and Accounting Officer
