Form 10QSB
period 2002-03-31
EAGLE BANCORP INC
filed 2002-05-15
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
( X )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                to
                                              --------------    ----------------


                         Commission File Number 0-25923

                               EAGLE BANCORP, INC.
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

         As of May 9, 2002, the registrant had 2,895,124 shares of Common Stock outstanding.

Item 1 - Financial Statements



                                       EAGLE BANCORP, INC.

                                   CONSOLIDATED BALANCE SHEETS
                              MARCH 31, 2002 AND DECEMBER 31, 2001
                                     (dollars in thousands)

                                             ASSETS


                                                                        March 31,     December 31,
                                                                          2002           2001
                                                                       (unaudited)
                                                                       -------------  -------------
Cash and due from banks                                                  $ 14,665       $  6,483
Interest bearing deposits with other banks                                    130            161
Investment securities available for sale                                   46,907         39,439
Loans (net of allowance for credit losses of $2,287
and $2,111)                                                               195,116        185,818
Premises and equipment, net                                                 3,478          3,172
Other assets                                                                2,056          1,760
                                                                         --------       --------
     TOTAL ASSETS                                                        $262,352       $236,833
                                                                         ========       ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits:
   Noninterest-bearing demand                                            $ 43,004       $ 37,235
   Interest-bearing transaction                                            26,836         31,512
   Savings and money market                                                73,843         61,572
   Time, $100,000 or more                                                  37,868         35,393
   Other time                                                              36,615         29,976
                                                                         --------       --------
     Total deposits                                                       218,166        195,688
Customer repurchase agreements                                             15,233         13,452
Other short-term borrowings                                                 2,305             --
Other long-term borrowings                                                  8,000          9,675
Other liabilities                                                           1,326            886
                                                                         --------       --------
     Total liabilities                                                    245,030        219,701

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 5,000,000
authorized, 2,895,124 issued and outstanding                                   29             29
Surplus                                                                    16,515         16,515
Retained earnings                                                             768            399
Accumulated other comprehensive income                                         10            189
                                                                         --------       --------
     Total stockholders' equity                                            17,322         17,132
                                                                         --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $262,352       $236,833
                                                                         ========       ========




See notes to consolidated financial statements

                               EAGLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
          (dollars in thousands, except per share amounts - unaudited)


                                                 Three Months  Three Months
                                                    Ended         Ended
                                                  March 31,      March 31,
                                                    2002           2001
                                                 ----------     ----------
INTEREST INCOME:
   Interest and fees on loans                       $3,290       $2,704
   Taxable interest and dividends on
     investment securities                             375          507
   Interest on balances with other banks                 2            2
   Interest on federal funds sold                       22           77
                                                    ------       ------
     Total interest income                           3,689        3,290
                                                    ------       ------
INTEREST EXPENSE:
   Interest on deposits                              1,105        1,401
   Interest on customer repurchase agreements           48          105
   Interest on short-term borrowings                    19            3
   Interest on long-term borrowings                     84           --
                                                    ------       ------
     Total interest expense                          1,256        1,509
                                                    ------       ------
NET INTEREST INCOME                                  2,433        1,781
PROVISION FOR CREDIT LOSSES                            280           97
                                                    ------       ------
NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES                                 2,153        1,684
                                                    ------       ------
NONINTEREST INCOME:
   Service charges on deposit accounts                 176          125
   Other income                                         82           42
   Gain on sale/call of investment securities
    /sale of assets                                     --           15
   Gain on sale of loans                                41           --
                                                    ------       ------
     Total noninterest income                          299          182
                                                    ------       ------
NONINTEREST EXPENSES:
   Salaries and employee benefits                    1,010          729
   Premises and equipment expense                      378          269
   Advertising                                          38           51
   Outside data processing                             105           83
   Other expenses                                      362          252
                                                    ------       ------
     Total noninterest expenses                      1,893        1,384
                                                    ------       ------
NET INCOME BEFORE INCOME TAX EXPENSE                   559          482
INCOME TAX EXPENSE                                     190           --
                                                    ------       ------
NET INCOME                                          $  369       $  482
                                                    ======       ======
NET INCOME PER SHARE:
   Basic                                            $ 0.13       $ 0.17
   Diluted                                          $ 0.12       $ 0.17


See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001
                        (dollars in thousands-unaudited)


                                                                    Three Months    Three Months
                                                                       Ended          Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                              March 31, 2002  March 31, 2001
Net income                                                          $    369        $    482
Adjustments to reconcile net income to net cash
   Provided by operating activities:
   Increase in deferred income taxes                                      91              --
   Provision for credit losses                                           280              97
   Depreciation and amortization                                         118              90
   Gain on sale of loans                                                 (41)             --
   Origination of loans held for sale                                   (708)             --
   Proceeds from sale of loans                                           749              --
   Gain on sale of investment securities                                  --             (15)
   Increase in other assets                                             (295)           (159)
   Increase in other liabilities                                         436              15
                                                                    --------        --------

        Net cash provided by operating activities                        999             510
                                                                    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (decrease) in interest bearing deposits with other
 banks                                                              $     31             (43)

Purchases of available for sale investment securities                (61,392)         (3,065)
Proceeds from maturities of available for sale securities             53,654           9,223
Increase in federal funds sold                                            --         (10,664)
Net increase in loans                                                 (9,575)        (15,483)
Bank premises and equipment acquired                                    (423)           (276)
                                                                    --------        --------

        Net cash used by investing activities                        (17,705)        (20,308)
                                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                  22,477          17,917
Increase in customer repurchase agreements                             1,781             268
Increase (decrease) in other short term
 borrowings                                                            2,305            (540)
Decrease in other long-term borrowings                                (1,675)             --
                                                                    --------        --------
         Net cash provided by financing activities                    24,888          17,645
                                                                    --------        --------

NET INCREASE (DECREASE) IN CASH                                        8,182          (2,153)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                         6,483           8,932
                                                                    --------        --------

CASH AND DUE FROM BANKS AT END OF PERIOD                            $ 14,665        $  6,779
                                                                    ========        ========

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
                          ENDED MARCH 31, 2002 AND 2001
                       (dollars in thousands - unaudited)


                                                                                Accumulated
                                                                  Accumulated      Other          Total
                                         Common                   (Deficit)     Comprehensive  Stockholders
                                          Stock       Surplus      Earnings        Income         Equity
                                        ----------------------------------------------------------------------
Balances at January 1, 2001             $     21      $ 16,479      $ (1,355)     $    377     $ 15,522


Net income                                                               482                        482

Other comprehensive income-
    unrealized gain on investment
      securities available for sale                                                    338          338
                                                                                               --------

Total comprehensive income                                                                          820

                                        ---------------------------------------------------------------
Balances at March 31, 2001              $     21      $ 16,479      $   (873)     $    715     $ 16,342
                                        ---------------------------------------------------------------


Balances at January 1, 2002             $     29      $ 16,515      $    399      $    189     $ 17,132

Net income                                                               369                        369

Other comprehensive
    income-unrealized loss on
    investment securities
    available for sale                                                                (179)        (179)
                                                                                               --------
Total comprehensive income                                                                          190

                                        ---------------------------------------------------------------
Balances at March 31, 2002              $     29      $ 16,515      $    768      $     10     $ 17,322
                                        ---------------------------------------------------------------


                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

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

3. INVESTMENT SECURITIES

     Amortized cost and estimated fair value of securities available - for - sale are summarized as follows: (in thousands)



                                                            March 31, 2002

                                                         Gross         Gross    Estimated
                                       Amortized    Unrealized    Unrealized         Fair
                                            Cost         Gains        Losses        Value
                                            ----         -----        ------        -----
U.S. Treasury securities               $ 11,525     $     --      $     (8)     $ 11,517
U.S. Government Agency securities        34,181          270          (246)       34,205
Federal Reserve Bank and
     Federal Home Loan Bank stock           916           --            --           916
Other equity investments                    269            6            (6)          269
                                       --------     --------      --------      --------
                                       $ 46,891     $    276      $   (260)     $ 46,907
                                       ========     ========      ========      ========



                                                         December 31, 2001


                                                         Gross         Gross    Estimated
                                       Amortized    Unrealized    Unrealized         Fair
                                            Cost         Gains        Losses        Value
                                            ----         -----        ------        -----
U.S. Treasury securities               $ 12,538     $      2      $     --      $ 12,540
U.S. Government Agency securities        25,467          387          (100)       25,754
Federal Reserve Bank and Federal Home
      Loan Bank stock                       880           --            --           880
Other equity investments                    269            5            (9)          265
                                       --------     --------      --------      --------
                                       $ 39,154     $    394      $   (109)     $ 39,439
                                       ========     ========      ========      ========


4. INCOME TAXES

     The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes were recognized as of the quarter ending June 30, 2001, when it was deemed more likely than not that the benefits of such deferred income taxes would be realized. The benefit associated with the initial recognition of the net deferred tax asset is a one-time occurrence. Beginning July 1, 2001 the Company began to record income tax expense. Prior to the quarter ending June 30, 2001, the Company had not recorded income tax expense.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the financial condition and results of operations of Eagle Bancorp, Inc. ("Company") and EagleBank ("Bank") for the three months ended March 31, 2002 and 2001.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward looking statements can be identified by use of such words as "may", "will", "anticipate", "believes", "expects", "plans", "estimates", "potential", "continue", "should", and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statement. The Company does not undertake to update any forward-looking statement to reflect occurrences or events, which may not have been anticipated as of the date of such statements.

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

On August 4, 1998, a second office was opened in Silver Spring and on November 9, 1998 the Bank's main office was opened at 7815 Woodmont Avenue, Bethesda. The Bank's main office also serves as the headquarters for the Company. A fourth office, the Bank's second in Silver Spring, was opened September 1, 1999 at 850 Sligo Avenue, Silver Spring, Maryland. A fifth office, the Bank's first in the District of Columbia opened May 22, 2001 at 20th and K Streets in Northwest, Washington, DC. A sixth office opened March 18, 2002 at Shady Grove and Blackwell Roads in Gaithersburg, MD, expanding the Bank's service area in its primary market of Montgomery County.

The Bank is continually looking for promising branch sites that will contribute to the Bank's growth and profit expectations. While additional branching activity is anticipated, there can be no assurance as to when or if, additional branches will be established, whether any such branches can be operated profitably, or whether such expansion will result in increased assets, earnings, return on equity or shareholder value.

EagleBank was formed to serve the business community of Montgomery County, Maryland, and contiguous areas including Washington, DC. The Company offers a full range of services demanded by the business community including sweep accounts, lock box, escrow management and on-line wire transfer, among other services.

During 2000, the Bank formed EagleLeasing, as a division of the Bank, to further expand its services to the business community. EagleLeasing was formed to provide lease financing to small businesses for a variety of equipment acquisitions. At March 31, 2002, leasing accounts stood at $628 thousand and management is expecting favorable growth during the balance of the year. In March of 2001, the Bank expanded on its SBA loan program and hired a loan officer specifically responsible for further developing the SBA loan portfolio. During the quarter ending March 31, 2002 the SBA loan program contributed $41 thousand in gains on the sale of loans and expectations are for this source of income to increase during the balance of 2002 as management places more emphasis on SBA lending and more loans of this type are originated by the Bank.

The Company believes that the accompanying financial information attests to the support the Bank has received from the community. Assets of the Company were at $262 million as of March 31, 2002, an increase of 11% from December 31, 2001, and earnings were $369 thousand for the first three months of 2002. The successes of the Company, in almost four years of banking operations, are attributable to a pattern of continually strong growth in deposits and loans and in a quality loan portfolio achieved while maintaining reasonable interest spreads and margins in a competitive market.

FINANCIAL CONDITION

As of March 31, 2002, assets were $262 million and deposits and customer repurchase agreements were $233 million, an increase from year end 2001 of 11% for each. The growth experienced during the three months was from a cross section of businesses targeted by the Bank and continues a trend started with the opening of the Bank in July 1998.

Total loans increased $9 million during the three months ended March 31, 2002. This represents an increase of 5%. Management is pleased with the continued growth in the loan portfolio and the quality of loans it has been able to consider. Management expects loan growth of approximately 25% for the year. While the projected growth is lower than experienced during 2001, which was 60%, the rate is against a larger base and is in the face of a weaker economy. While management believes that this rate of loan growth is attainable, without an adverse effect on the overall quality of the loan portfolio, there can be no assurance that the Company will attain this rate of loan growth, that it will not attain a higher rate of growth, that adequate funding sources will be available at attractive rates to facilitate these new loans, that the new loans will prove profitable to the Company, or that such loans will not result in additional charge-offs or provisions for credit losses.

     Loans, net of amortized deferred fees, at March 31, 2002 and December 31, 2001 are summarized by type as follows:
     (in thousands)


                                                  March 31,     December 31,
                                                    2002            2001
                                                 -----------    -----------
     Commercial                                   $  51,696      $  50,932
     Real Estate                                     95,967         87,200
     Construction                                    18,632         19,038
     Home equity                                     26,878         26,656
     Other consumer                                   4,230          4,103
                                                  ---------      ---------
         Total loans                                197,403        187,929
            Less: allowance for credit losses        (2,287)        (2,111)
                                                  ---------      ---------
     Loans, net                                   $ 195,116      $ 185,818
                                                  =========      =========


RESULTS OF OPERATIONS

On a consolidated basis, the Company recorded net income of $369 thousand for the three months ended March 31, 2002, as compared to net income of $482 thousand for the three months ended March 31, 2001. Basic income per share for the three months ended March 31, 2002 was $0.13 and diluted income per share was $0.12, compared to $0.17 for each during the same period in 2001. The reported income for the three months ended March 31, 2002, is $113 thousand less that the corresponding quarter in 2001 primarily influenced by two factors; a) income tax expense of $190 thousand was recorded in 2002, compared to no income tax expense in 2001, b) reduced yields on earning assets, and resulting decline in net interest margin earned by the Bank, following actions of the Federal Reserve in drastically lowering market interest rates during the mid to later months of 2001. Also having an impact on income are expenses associated with the opening of two new offices in the space of one year. Expenses of the new office on K Street in Washington, DC, opened in May of 2001, continue to exceed income and there were substantial expenses for the new Shady Grove office which did not open until mid March 2002.

The Company ended the three months with deposits and customer repurchase agreements at $233 million an increase of 11% over year end 2001. Lending activity resulted in a net increase in loans, from year end of $9 million and loan outstandings stood at $197 million at the end of the quarter. Management believes that the loan growth in the three months occurred while it maintained its commitment to build a high quality portfolio, which returns reasonable market rates. Growth in both deposits and loans were consistent with management's expectations.

During the quarter, the Company made a provision for credit losses of $280 thousand and had a total of $122 thousand in charged-off loans and $18 thousand in loan recoveries. At quarter end, management believes the allowance for credit losses was adequate at 1.17% of its outstanding loans, excluding loans collateralized by cash, and/or marketable securities and loans with government guarantees. The Bank uses the services of an outside consultant for periodic reviews of its loan portfolio to assess credit quality, loan documentation and collateral sufficiency. The Bank has also developed a comprehensive internal loan loss analysis system based on guidance provided by the Office of the Comptroller of the Currency to national banks.

During the quarter, the Company contributed $600 thousand in additional capital to the Bank from funds provided through a line of credit available to the Company. The contribution was made as the Bank grew in order to maintain the Bank's status as "well capitalized" as defined by regulatory guidelines.

The following table sets out the annualized returns on average assets, returns on average equity and equity to assets (average) for the three months ending March 31, 2002 and 2001 and the year ending December 31, 2001:


                                       March         December         March
                                        2001           2001            2002
                                       -----         --------         -----
               Return on assets         0.60%          1.15%           0.88%
               Return on equity         8.52%         12.17%          10.56%
               Equity to assets         7.00%          9.44%           8.36%


NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments; interest bearing deposits, customer repurchase agreements and other borrowings make up the cost of funds. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources along with the changes in yields earned and rates paid, determine changes in net interest income.

The net interest income for the three months ended March 31, 2002 was $2.43 million, as compared to $1.78 million for the period ended March 31, 2001. This improvement is a result of the 48% overall growth in average earning assets, including a 55 % increase in average loans.

Total interest income for the three months ended March 31, 2002 was $3.69 million as compared to $3.29 million for the three months ended March 31, 2001. The percentage increase in interest income from period to period at 12% was not as great as the percentage increase in earning assets for the same time of 48% because of the decline of 201 basis points in the yield on earning assets. The decline in the yield on earning assets was offset by a decline of 214 basis points in the cost of interest bearing liabilities. Total interest expense for the three months ended March 31, 2002 was $1.26 million as compared to $1.51 million for the three months ended March 31, 2001, or a decline of 17%. As the rates the Bank was able to earn on earning assets declined, as a result of the actions of the Federal Reserve Bank in lowering interest rates, so did the cost of attracting interest bearing liabilities and management was aggressive in reducing the Bank's cost of funds while at the same time staying competitive with the market. The decline in income, despite the increase in size of the investment portfolio, and yield on the portfolio reflects the maturity and call of higher yielding investment securities in late 2001 and the reinvestment of proceeds and new funds in a much lower interest rate environment.

The following table reflects the change in spreads and margin, from the first three months of 2001 to the first three months of 2002. The Bank continued to increase higher yielding loans relative to total earning assets to meet its service goals to the community and to mitigate the effect of declining interest rates. Comparing the two periods, the Bank's spread, the difference between the rate earned on earning assets and the rate paid on interest bearing liabilities, increased 13 basis points while margin declined 34 basis points. Margin is net interest income divided by average total earning assets and incorporates the effect of non-interest bearing liabilities on yield. The decline in margin versus an increase in spread reflects the impact that non-interest bearing liabilities can have on margin in a declining interest environment. As rates decline there is an absolute decline in income levels from assets supported by non-interest bearing liabilities since there is no interest cost associated with those liabilities. When rates rise the opposite effect can result in the margin increasing relative to spread.

AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN THREE MONTHS ENDED MARCH 31,


                                             2002                                2001
                                            -----                                ----
                                           Average                    Average   Average              Average
                                           Balance     Interest    Yield/Rate   Balance   Interest  Yield/Rate
                                           -------     --------    ----------   -------   --------  ----------
ASSETS:

Interest earnings assets:
    Loans                                  $191,606    $  3,290       6.96%     $123,380   $  2,704      8.89%
    Investment securities*                   37,352         377       4.04%       29,730        509      6.84%
    Federal funds sold and other
         Interest earning assets              5,614          22       1.59%        5,858         77      5.33%
                                           --------    --------                 --------   --------
           Total interest earning assets    234,542       3,689       6.37%      158,968      3,290      8.38%
                                           --------    --------                 --------   --------
    Total noninterest earning assets         15,200                                9,992
    Less: allowance for credit losses         2,207                                1,164
                                           --------                             --------
      Total noninterest earning assets       12,993                                8,828
                                           --------                             --------
      TOTAL ASSETS                         $247,565                             $167,796
                                           ========                             ========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest bearing liabilities:
   NOW accounts                              25,295          20       0.32%       17,835         80      1.81%
   Savings and money market accounts         68,011         353       2.10%       44,568        496      4.51%
   Certificates of deposit                   74,061         732       4.00%       53,240        825      6.28%
   Customer repurchase agreements            12,384          48       1.57%       10,648        105      4.00%
   Long-term borrowings                       9,902         103       4.29%          214          3      5.68%
                                           --------    --------       ----      --------   --------
          Total interest bearing
           liabilities                      189,652       1,256       2.69%      126,505      1,509      4.83%
                                           --------    --------                 --------   --------
Noninterest bearing liabilities:
    Noninterest bearing deposits             39,498                               24,649
    Other liabilities                         1,081                                  800
                                           --------                             --------
         Total noninterest bearing
          liabilities                        40,579                               25,449
                                           --------                             --------
Stockholders' equity                         17,334                               15,842
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY             $247,565                             $167,796
                                           ========                             ========
Net interest income                                    $  2,433                            $  1,781
                                                       ========                             ========
Net interest spread                                                   3.68%                              3.55%
Net interest margin                                                   4.20%                              4.54%


* Includes average balances of and interest earned from interest bearing deposits with other banks.

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

At March 31, 2002, the allowance for credit losses was 1.17% of outstanding loans, excluding loans secured by cash and/or readily marketable securities and loans with government guarantees. The allowance has been established based principally on current economic conditions, perceived asset quality, results of external loan reviews and the Bank's internal allowance analysis process which includes analysis of peer group loss experience. Given these considerations the allowance is believed to be adequate. At March 31, 2002, there were $3 thousand of loans past due more than thirty days but less than ninety days. There were $22 thousand of loans over ninety days and still accruing interest. No debt has been restructured and the Company has no foreclosed real estate. For the three months ended March 31, 2002, the Company made a provision for possible credit losses of $280 thousand, and charged-off $104 thousand in loans net of recoveries. At March 31, 2002, there were no loans which were currently performing but as to which information was known to management to seriously doubt the ability of the borrower to comply with the current loan terms.

Activity in the allowance for credit losses for the three months ended March 31, 2002 and 2001 is shown below:

     (in thousands)

                                                  2002           2001
                                                  ----           ----
          Balance at beginning January 1,       $ 2,111        $ 1,142
          Provision for credit losses               280             97
                                                -------        -------
          Loan charge offs - consumer               (18)            (3)
          Loan charge offs - commercial            (104)            --
          Loan recoveries - consumer                 18             --
                                                -------        -------
            Net charge offs                        (104)            (3)
                                                -------        -------
          Balance at end June 30,               $ 2,287        $ 1,236
                                                -------        -------
NONINTEREST INCOME

Noninterest income primarily represents deposit account service charges and fees and noninterest loan fees. For the three months ended March 31, 2002 non-interest income amounted to $299 thousand, as compared to $182 thousand for the period ended March 30, 2001. The increase is reflective of the overall growth of the Bank and its customer base and included $41 thousand in premiums on the sale of SBA loans. The most significant increase was in service charge income on deposit accounts which increased from $125 thousand in the three months ended March 31, 2001 to $176 thousand in the same period in 2002, primarily as a result of an increase in the number of deposit accounts, increased activity in accounts and increases in certain fees initiated by the Bank.

NONINTEREST EXPENSE

Noninterest expense was $1.89 million for the three months ended March 31, 2002 compared to $1.38 million for the three months ended March 31, 2001. Increases in noninterest expense primarily relate to normal salary and employee benefit cost increases, and costs related to the establishment and staffing of the Bank's fifth office, its first in Washington, DC, which opened in May 2001 and its sixth office in the Shady Grove area of Montgomery County, which opened in March 2002. Increases in staff were also made in the Bank's lending and operations areas to properly service the growth experienced by the Bank. Management has made a concentrated effort to budget and monitor noninterest expenses and believes it has established practices to control these expenses while meeting the requirements of a rapidly growing bank.

LIQUIDITY

Liquidity is a measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor's requirements for use of their funds. The Bank's sources of liquidity are made up of cash balances, due from banks, federal funds sold and short term securities. There are other sources of liquidity, which may be used by the Bank, such as Federal Home Loan Bank advances. In February 2001, the Company established a line of credit loan with a correspondent bank of $5 million to be used for general operating purposes including short-term liquidity needs. At March 31, 2002, the Company had $2.3 million outstanding on the line.

In October, the Bank took an $8 million FHLB advance to fund loan growth and to lock in an attractive long term rate (four years at 4.28%). The advance was secured by commercial mortgage loans and investment securities. In addition to traditional sources of deposit funds, the Bank used the wholesale CD market to supplement its in-market deposit gathering operation. These deposits are not brokered and are generally obtained at rates at or near the Bank's local market rates, although there can be no assurance that the Bank will not have to pay higher rates to obtain deposits sufficient to fund lending operations. The total of these deposits at March 31, 2002, was $21.7 million.

At March 31, 2002, the Bank's liquidity formula reported $31 million of liquidity in excess of the amount which might be required to meet projected and contingent needs.

CAPITAL
-------

The actual capital amounts and ratios for the Company and Bank as of March 31, 2002 and 2001 are presented in the table below:

                                                                                                               To Be Well
                                                                                                        Capitalized Under
                                                                                          For Capital   Prompt Corrective
     In thousands                                     Company               Bank             Adequacy              Action
                                                       Actual             Actual             Purposes        Provisions**
     As of March 31, 2002                              Amount    Ratio    Amount    Ratio       Ratio               Ratio
                                                       ------    -----    ------    -----       -----               -----
        Total capital (to risk-weighted Assets)       $ 19,599    9.6%  $ 20,813    10.2%       8.0%               10.0%

     Tier 1 capital (to risk-weighted Assets)         $ 17,312    8.5%    18,526     9.1%       4.0%                6.0%

     Tier 1 capital (to average Assets)               $ 17,312    7.0%    18,526     7.5%       3.0%                5.0%

     As of March 31, 2001

         Total capital (to risk-weighted Assets)      $ 16,863   11.6%  $116,331    11.3%       8.0%               10.0%

     Tier 1 capital (to risk weighted assets)         $ 15,627   10.8%    15,095    10.5%       4.0%                6.0%

     Tier 1 capital ( to average assets)              $ 15,627    9.4%    15,095     9.1%       3.0%                5.0%


     ** Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At March 31, 2002, the Bank could pay dividends to the parent to the extent of its earnings and so long as it maintained required capital ratios.

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

                  None

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit No.                    Description of Exhibits
-----------                    -----------------------

3(a)     Certificate of Incorporation of the Company, as amended (1)
3(b)     Bylaws of the Company (2)
10.1     1998 Stock Option Plan (3)
10.2     Employment Agreement between H. L. Ward and the Company and Bank (4)
10.3     Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4     Employment Agreement between Ronald D. Paul and the Company (4)
10.5     Employment Agreement between Leonard L. Abel and the Company (4)
10.6     Employment Agreement between Susan G. Riel and the Bank (4)
11       Statement Regarding Computation of earnings per share
21       Subsidiaries of the Registrant

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

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EAGLE BANCORP, INC.

Date:  May 14, 2002                By:   /s/  Ronald D. Paul
                                         -------------------------------------
                                         Ronald D. Paul, President



Date:  May 14, 2002                By:    /s/ Wilmer L. Tinley
                                          ------------------------------------
                                   Wilmer L. Tinley, Senior Vice President, CFO

                                                                     EXHIBIT 11

                 Statement of Computation of Per Share Earnings

         Set forth below are the bases for the computation of earnings per share for the periods shown.

                                                Three Months Ended March 31,
                                          --------------------------------------
Earnings Per Common Share                        2002                 2001

     Basic                                       $0.13                $0.17

     Average Shares Outstanding                2,895,124            2,887,464

     Diluted                                     $0.12                $0.17

   Average Shares Outstanding                  3,055,152            2,905,478
   (including dilutive effect of
   options and warrants)


                                        ----------------------------------------