Form 10QSB
period 2002-06-30
EAGLE BANCORP INC
filed 2002-08-14
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to
                                                 ------------    ---------------

                         Commission File Number 0-25923

                               EAGLE BANCORP, INC
             (Exact name of registrant as specified in its charter)

             Maryland                                                 52-2061461
(State of other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

7815 Woodmont Avenue, Bethesda, Maryland                                   20814
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

         As of July 9, 2002, the registrant had 2,896,124 shares of Common Stock outstanding.

Item 1 - Financial Statements

                               EAGLE BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                             (dollars in thousands)

                                     ASSETS



                                                          June 30,      December 31,
                                                            2002            2001
                                                         (unaudited)
                                                          --------      ------------

Cash and due from banks                                   $ 18,824       $  6,483
Interest bearing deposits with other banks                     156            161
Investment securities available for sale                    51,967         39,439
Loans (net of allowance for credit losses of $2,485 and
$2,111)                                                    208,244        185,818
Premises and equipment, net                                  3,562          3,172
Other assets                                                 3,860          1,760
                                                          --------       --------

     TOTAL ASSETS                                         $286,613       $236,833
                                                          ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Deposits:
   Noninterest-bearing demand                             $ 43,964       $ 37,235
   Interest-bearing transaction                             32,984         31,512
   Savings and money market                                 79,358         61,572
   Time, $100,000 or more                                   41,121         35,393
   Other time                                               37,208         29,976
                                                          --------       --------
     Total deposits                                        234,635        195,688
Customer repurchase agreements                              21,427         13,452
Short-term borrowings                                        3,380             --
Long-term borrowings                                         8,000          9,675
Other liabilities                                              898            886
                                                          --------       --------
     Total liabilities                                     268,340        219,701

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 5,000,000 authorized,
2,896,124 and 2,895,124 issued and outstanding                  29             29
Surplus                                                     16,525         16,515
Retained earnings                                            1,296            399
Accumulated other comprehensive income                         423            189
                                                          --------       --------
     Total stockholders' equity                             18,273         17,132
                                                          --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $286,613       $236,833
                                                          ========       ========



See notes to consolidated financial statements

                               EAGLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
           (dollars in thousands, except per share amounts-unaudited)



                                       Six Months      Six Months      Three Months     Three Months
                                       Ended           Ended           Ended            Ended
                                       June 30, 2002   June 30, 2001   June 30, 2002    June 30, 2001
                                       -------------   -------------   --------------   -------------

INTEREST INCOME:
  Interest and fees on loans              $ 6,824         $ 5,660          $ 3,534         $ 2,956
  Taxable interest and dividends on
   investment securities                      854             946              479             439
  Interest on balances with other banks         4               4                2               2
  Interest on federal funds sold               37             172               15              95
                                          -------         -------          -------         -------
    Total interest income                   7,719           6,782            4,030           3,492
                                          -------         -------          -------         -------

INTEREST EXPENSE:
  Interest on deposits                      2,188           2,883            1,083           1,482
  Interest on customer repurchase
  agreements                                  108             218               60             113
  Interest on short-term borrowings            48              11               29               8
  Interest on long-term borrowings            170              --               86              --
                                          -------         -------          -------         -------
    Total interest expense                  2,514           3,112            1,258           1,603
                                          -------         -------          -------         -------

NET INTEREST INCOME                         5,205           3,670            2,772           1,889

PROVISION FOR CREDIT LOSSES                   493             255              213             158
                                          -------         -------          -------         -------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                         4,712           3,415            2,559           1,731
                                          -------         -------          -------         -------

NONINTEREST INCOME:
  Service charges on deposit accounts         490             309              314             184
  Other income                                140              80               58              38
  Gain on sale of investment securities        --             369               --             354
  Gain on sale of loans                        97              --               56              --
                                          -------         -------          -------         -------
    Total noninterest income                  727             758              428             576
                                          =======         =======          =======         =======

NONINTEREST EXPENSES:
  Salaries and employee benefits            2,115           1,575            1,105             846
  Premises and equipment expenses             795             564              417             295
  Advertising                                  83              58               45              31
  Outside data processing                     229             168              124              85
  Other expenses                              821             600              459             324
                                          -------         -------          -------         -------
    Total noninterest expenses              4,043           2,965            2,150           1,581

NET INCOME BEFORE INCOME TAXES              1,396           1,208              837             726

INCOME TAXES (BENEFIT)                        499              (9)             309              (9)
                                          -------         -------          -------         -------

NET INCOME                                $   897         $ 1,217          $   528         $   735
                                          =======         =======          =======         =======

INCOME PER SHARE:
   Basic                                  $  0.31         $  0.42          $  0.18         $  0.25
  Diluted                                 $  0.29         $  0.41          $  0.17         $  0.24



See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 and 2001
                        (dollars in thousands-unaudited)



                                                                Six Months Ended  Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                             June 30, 2002     June 30, 2001

Net income                                                          $     897        $   1,217
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Increase in deferred income taxes                                     (184)              --
   Provision for credit losses                                            493              255
   Depreciation and amortization                                          257              191
   Gain on sale of loans                                                  (97)              --
   Origination of loans held for sale                                  (2,734)              --
   Proceeds from sale of loans                                          2,831               --
   Gain on sale of investment securities                                   --             (369)
   Increase in other assets                                            (1,916)            (617)
   Increase in other liabilities                                           12               60
                                                                    ---------        ---------

        Net cash (used) provided by operating activities                 (441)             737
                                                                    ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in interest bearing deposits with other banks           5              (44)
Purchases of available for sale investment securities                (116,120)         (47,806)
Proceeds from sale available for sale securities                           --            9,354
Proceeds from maturities of available for sale securities             103,707           37,347
Increase in federal funds sold                                             --          (12,825)
Net increase in loans                                                 (22,800)         (34,691)
Bank premises and equipment acquired                                     (647)            (641)
                                                                    ---------        ---------

        Net cash used by investing activities                         (35,855)         (49,306)
                                                                    ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                   38,947           41,429
Increase in customer repurchase agreements                              7,975            6,000
Increase in short term borrowings                                       3,380              600
Decrease in long-term borrowings                                       (1,675)              --
Proceeds from exercise of stock options                                    10               10
                                                                    ---------        ---------

         Net cash provided by financing activities                     48,637           48,039
                                                                    ---------        ---------

NET INCREASE (DECREASE) IN CASH                                        12,341             (530)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                          6,483            8,932
                                                                    ---------        ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                            $  18,824        $   8,402
                                                                    =========        =========

Supplement cash flows information:
           Interest paid                                            $   2,553        $   3,069

           Income taxes paid                                        $     575        $     227



See notes to consolidated financial statements

                               EAGLE BANCORP, INC
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
                          ENDED JUNE 30, 2002 AND 2001
                       (dollars in thousands - unaudited)



                                                                                          Accumulated
                                                                         Accumulated         Other           Total
                                                Common                    (Deficit)      Comprehensive    Stockholders'
                                                Stock        Surplus       Earnings          Income          Equity
                                                -----------------------------------------------------------------------

Balances at January 1, 2001                     $ 21        $ 16,479       $ (1,355)         $  377         $ 15,522

Exercise of stock options                                         10                                              10

Net income                                                                    1,217                            1,217
Other comprehensive income-
    unrealized gain on investment
      securities available for sale                                                            (122)            (122)
                                                                                                            --------

Total comprehensive income                                                                                       820
Seven for five stock split effected in the
    form of a 40% stock dividend                   8              (8)
                                                --------------------------------------------------------------------

Balances at June 30, 2001                       $ 29        $ 16,481       $   (138)         $  255         $ 16,627
                                                --------------------------------------------------------------------

Balances at January 1, 2002                     $ 29        $ 16,515       $    399          $  189         $ 17,132
Exercise of stock options                                         10                                              10
Net income                                                                      897                              897

Other comprehensive income-unrealized
    loss on investment securities available
    for sale                                                                                    234              234
                                                --------------------------------------------------------------------

Total comprehensive income                                                                                     1,131
                                                --------------------------------------------------------------------
Balances at June 30, 2002                       $ 29        $ 16,525       $  1,296          $  423         $ 18,273
                                                --------------------------------------------------------------------


                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six and three months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

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

3. INVESTMENT SECURITIES

     Amortized cost and estimated fair value of securities available - for - sale are summarized as follows: (in thousands)



                                                                         June 30, 2002

                                                                    Gross              Gross          Estimated
                                              Amortized        Unrealized         Unrealized               Fair
                                                   Cost             Gains             Losses              Value
                                               --------          --------           --------           --------
U. S. Treasury securities                      $  8,518          $      3           $     (1)          $  8,520
U. S. Government Agency securities               41,605               664                 (2)            42,267
Federal Reserve Bank and
     Federal Home Loan Bank stock                   934                --                 --                934
Other equity investments                            269                --                (23)               246
                                               --------          --------           --------           --------
                                               $ 51,326          $    667           $    (26)          $ 51,967
                                               ========          ========           ========           ========




                                                                       December 31, 2001

                                                                    Gross              Gross          Estimated
                                              Amortized        Unrealized         Unrealized               Fair
                                                   Cost             Gains             Losses              Value
                                               --------          --------           --------           --------

U. S. Treasury securities                      $ 12,538          $      2           $     --           $ 12,540
U. S. Government Agency securities               25,467               387               (100)            25,754
Federal Reserve Bank and Federal Home
      Loan Bank stock                               880                --                 --                880
Other equity investments                            269                 5                 (9)               265
                                               --------          --------           --------           --------
                                               $ 39,154          $    394           $   (109)          $ 39,439
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the financial condition and results of operations of Eagle Bancorp, Inc. ("Company") and EagleBank ("Bank") for the six and three months ended June 30, 2002 and 2001.

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

During 2000, the Bank formed EagleLeasing, as a division of the Bank, to further expand its services to the business community. EagleLeasing was formed to provide lease financing to small businesses for a variety of equipment acquisitions. At June 30, 2002, leasing accounts stood at $640 thousand and management is expecting favorable growth during the balance of the year. In March of 2001, the Bank expanded on its SBA loan program and hired a loan officer specifically responsible for further developing the SBA loan portfolio. During the six and three months ended June 30, 2002, the SBA loan program contributed $97 and $41 thousand, repectively, in gains on the sale of the insured portion of SBA loans and expectations are for this source of income to increase during the balance of

2002 as management continues to place emphasis on SBA lending and more loans of this type are originated by the Bank.

The Company believes that the accompanying financial information attests to the support the Bank has received from the community. Assets of the Company were at $287 million as of June 30, 2002, an increase of 21% from December 31, 2001, and earnings were $897 thousand for the six months and $528 thousand for the three months ended June 30, 2002. The successes of the Company, in four years (July 20, 2002) of banking operations, are attributable to a pattern of continually strong growth in deposits and loans and in a quality loan portfolio achieved while maintaining reasonable interest spreads and margins in a competitive market.

CRITICAL ACCOUNTING POLICIES

The allowance for credit losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (a) SFAS 5, "Accounting of Contingencies", which requires that losses be accrued when they are probable of occurring and estimatable and (b) SFAS 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Three basic components comprise our allowance for credit losses: a specific allowance, a formula allowance and an unallocated allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance to loans identified as impaired. An impaired loan may show deficiencies in the borrower's overall financial condition, payment record, support available from financial guarantors and/or the fair market value of collateral. When a loan is identified as impaired, following consideration of the mentioned factors, a specific reserve is established based on the Company's assessment of the loss that may be in the individual loan. The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as impaired. Loans identified as special mention, substandard, doubtful and loss, as well as impaired, are segregated from performing loans. Remaining loans are then grouped by type (commercial, commercial real estate, construction or consumer). Each loan type is assigned an allowance factor based on management's estimate of the risk, complexity and size of individual loans within a particular category. Classified loans are assigned higher allowance factors than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements regarding the borrower. Allowance factors grow with the worsening of the internal risk rating. The unallocated formula is used to estimate the loss of non-classified loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements. The unallocated allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and unallocated allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on management's continuing assessment of the global factors discussed above and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or chargeoffs.

FINANCIAL CONDITION

As of June 30, 2002, assets were $287 million an increase of 21% from December 31, 2001, and deposits and customer repurchase agreements were $256 million, an increase from year end 2001 of 22%. The growth experienced during the six months was from a cross section of businesses targeted by the Bank and continues a trend started with the opening of the Bank in July 1998.

Total loans increased $23 million during the six months ended June 30, 2002. This represents an increase of 12%. Management is pleased with the continued growth in the loan portfolio and the quality of loans it has been able to consider. Management expects loan growth of approximately 25% for the year. While the projected growth is lower than experienced during 2001, which was 60%, the rate is against a larger base and is in the face of a weaker economy. While management believes that this rate of loan growth is attainable, without an adverse effect on the overall quality of the loan portfolio, there can be no assurance that the Company will attain this rate of loan growth, that it will not attain a higher rate of growth, that adequate funding sources will be available at attractive rates to facilitate these new loans, that the new loans will prove profitable to the Company, or that such loans will not result in additional charge-offs or provisions for credit losses.

     Loans, net of amortized deferred fees, at June 30, 2002 and December 31, 2001 are summarized by type as follows:

     (in thousands)

                                               June 30, 2002  December 31, 2001
                                               -------------  -----------------

     Commercial                                  $  51,981       $  50,932
     Real Estate                                   105,578          87,200
     Construction                                   17,793          19,038
     Home equity                                    31,511          26,656
     Other consumer                                  3,866           4,103
                                                 ---------       ---------
         Total loans                               210,729         187,929
            Less: allowance for credit losses       (2,485)         (2,111)
                                                 ---------       ---------

     Loans, net                                  $ 208,244       $ 185,818
                                                 =========       =========


RESULTS OF OPERATIONS

On a consolidated basis, the Company recorded net income of $897 thousand for the six months and $528 thousand for the three months ended June 30, 2002, as compared to net income of $1.22 million for the six months and $735 thousand for the three months ended June 30, 2001. Basic income per share for the six months and three months ended June 30, 2002 were $0.31 and $0.18 respectively and diluted income per share was $0.29 and $0.17 for each during the same periods. During the same period in 2001 basic earnings per share were $0.42 and $0.25 and diluted earnings per share were $0.41 and $0.24. The reported income for the six months ended June 30, 2002, was $320 thousand less than the corresponding period in 2001 and the reported income for the quarter ended June 30, 2002 was $207 thousand less than the same quarter in 2001. These declines in net income were primarily influenced by two factors; a) income tax expense of $499 thousand was recorded for the six months and $309 thousand for the three months ended June 30, 2002, compared to an income tax benefit of $9 thousand for the six months and three months ended June 30, 2001, b) during the first six months of 2001, $369 thousand in gains on the sale of investment securities were recognized and of that amount $354 was recognized in the three months ended June 30, 2001. In the first six months of 2002 no gains were recognized on the sale of investment securities, although $97 thousand was recognized on the sale of the insured portion of SBA loans, which the Company considers a continuing source of income. If income before taxes and gains on the sale of available for sale securities is compared for the six months ended June 30, 2002 and 2001, the increase in income before taxes is 67% ($1,396 thousand in 2002 compared to $837 thousand in 2001).

During the six months, the Company made a provision for credit losses of $493 thousand and had a total of $139 thousand in charged-off loans and $20 thousand in loan recoveries. At June 30, 2002 there were $8 thousand in commercial non-accrual loans. Management believes, that as of June 30, 2002, the allowance for credit losses was adequate at $2.49 million, representing 1.20% of its outstanding loans, excluding loans collateralized by cash, and/or marketable securities and loans with government guarantees. The Bank uses the services of an outside consultant for periodic reviews of its loan portfolio to assess credit quality, loan documentation and collateral sufficiency. The Bank has also developed a comprehensive internal loan loss analysis system based on guidance provided by the Office of the Comptroller of the Currency to national banks.

During the quarter ended June 30, 2002, the Company contributed $1 million in additional capital to the Bank from funds provided through a line of credit available to the Company. This contribution is in addition to $600 thousand contributed in the first quarter. The contributions were made as the Bank grew in order to maintain the Bank's status as "well capitalized" as defined by regulatory guidelines.

The following table sets out the annualized returns on average assets, returns on average equity and equity to assets (average) for the six months ending June 30, 2002 and 2001 and the year ending December 31, 2001:

                                        June            June        December
                                        2002            2001          2001
                                        ----            ----          ----

               Return on assets         0.70%           1.36%         0.88%
               Return on equity        10.22%          15.14%        10.56%
               Equity to assets         6.80%           8.99%         8.36%

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the difference between income on assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investments; interest bearing deposits, customer repurchase agreements and other borrowings make up the cost of funds. Noninterest bearing deposits and capital (including capital provided to the Bank through contribution of amounts drawn on the Company's line of credit with a correspondent bank) are other components representing funding sources. Changes in the volume and mix of assets and funding sources along with the changes in yields earned and rates paid, determine changes in net interest income.

The net interest income for the six months ended June 30, 2002 was $5.21 million, as compared to $3.67 million for the period ended June 30, 2001, an increase of 41.8%. This improvement is largely a result of the 44.5% overall growth in average earning assets, including a 50.1% increase in average loans.

Total interest income for the six months ended June 30, 2002 was $7.72 million as compared to $6.78 million for the six months ended June 30, 2001. The percentage increase in interest income from period to period at 13.8% was not as great as the percentage increase in earning assets for the same time of 44.5% because of the decline of 172 basis points in the yield on earning assets. The decline in the yield on earning assets was offset by a decline of 207 basis points in the cost of interest bearing liabilities. Total interest expense for the six months ended June 30, 2002 was $2.51 million as compared to $3.1 million for the six months ended June 30, 2001, or a decline of 19.2%. As the rates the Bank was able to earn on earning assets declined, resulting from the actions of the Federal Reserve Bank in lowering interest rates, so did the cost of attracting interest bearing liabilities. Management was aggressive in reducing the Bank's cost of funds while at the same time staying competitive with the market. The decline in income and yield on the portfolio, despite the increase in size of the investment portfolio, reflects the maturity and call of higher yielding investment securities in late 2001 and the reinvestment of proceeds and new funds in a much lower interest rate environment. During the six month and three month periods, the Company has invested in short term maturities in its investment portfolio because of the uncertainty of the direction of interest rates, and to maintain liquidity to service loan demand. The Company positioned the portfolio to avoid the interest rate risk associated with investing long term in the current low interest rate environment. Two of the investments used by the Bank are short term U.S. Treasury Bills and Discount Notes. These have been purchased with maturities as short as one week. The maturity of and reinvestment into these investments have exaggerated the activity in the investment portfolio as reflected in the Consolidated Statements of Cash Flows. Management, through the ALCO Committee, continually evaluates interest rate risk and makes changes in its investment philosophy consistent with indications of the market.

The following table reflects the change in spreads and margin, from the first six months of 2001 to the first six months of 2002. The Bank continued to increase higher yielding loans relative to total earning assets to meet its service goals to the community and to mitigate the effect of declining interest rates. Comparing the two periods, the Bank's spread, the difference between the rate earned on earning assets and the rate paid on interest bearing liabilities, increased 35 basis points while margin declined 8 basis points. Margin is net interest income divided by average total earning assets and incorporates the effect of non-interest bearing liabilities on yield. The decline in margin versus an increase in spread reflects the impact that non-interest bearing liabilities can have on margin in a declining interest environment. As rates decline there is an absolute decline in income levels from assets supported by non-interest bearing liabilities since there is no interest cost associated with those liabilities. When rates rise the opposite effect can result in the margin increasing relative to spread.

AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN SIX MONTHS ENDED JUNE 30,


                                                                   2002                                      2001
                                                  --------------------------------------    --------------------------------------
                                                  Average                      Average      Average                      Average
                                                  Balance       Interest      Yield/Rate    Balance       Interest      Yield/Rate
                                                  -------       --------      ----------    -------       --------      ----------

ASSETS:

Interest earnings assets:
     Loans                                        $198,502      $  6,824         6.93%      $131,476      $  5,660         8.68%
     Investment securities*                         41,333           854         4.14%        30,528           950         6.22%
     Federal funds sold and other
          interest earning assets                    4,664            37         1.60%         7,140           172         4.86%
                                                  --------      --------                    --------      --------
            Total interest earning assets          244,499         7,719         6.36%       169,144         6,782         8.08%
                                                  --------      --------                    --------      --------
    Total noninterest earning assets                15,820                                    10,872
    Less: allowance for credit losses                2,282                                     1,230
                                                  --------                                  --------
      Total noninterest earning assets              13,538                                     9,642
                                                  --------                                  --------
      TOTAL ASSETS                                $258,037                                  $178,786
                                                  ========                                  ========

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
    NOW accounts                                    25,880            40         0.31%        18,538           151         1.64%
    Savings and money market accounts               72,092           752         2.10%        49,256         1,035         4.24%
    Certificates of deposit                         75,547         1,396         3.73%        56,070         1,697         6.10%
    Customer repurchase agreements                  14,096           108         1.55%        11,280           218         3.90%
    Short-term borrowings                            2,375            48         4.08%
    Long-term borrowings                             8,000           170         4.28%           466            11         4.76%
                                                  --------      --------         ----       --------      --------
          Total interest bearing liabilities       197,990         2,514         2.56%       126,505         1,509         4.63%
                                                  --------      --------                    --------      --------

Noninterest bearing liabilities:
    Noninterest bearing deposits                    41,400                                    26,311
    Other liabilities                                1,091                                       784
                                                  --------                                  --------
          Total noninterest bearing liabilities     42,491                                    27,095
                                                  --------                                  --------

Stockholders' equity                                17,556                                    16,081
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                    $258,037                                  $178,786
                                                  ========                                  ========

Net interest income                                             $  4,712                                  $  3,670
                                                                ========                                  ========

Net interest spread                                                              3.80%                                     3.45%

Net interest margin                                                              4.29%                                     4.37%



----------
* Includes average balances of and interest earned from interest bearing deposits with other banks.

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

At June 30, 2002, the allowance for credit losses was $2.49 million, representing 1.2% of outstanding loans, excluding loans secured by cash and/or readily marketable securities and loans with government guarantees. The allowance has been established based principally on current economic conditions, perceived asset quality, results of external loan reviews and the Bank's internal allowance analysis process which includes analysis of peer group loss experience. Given these considerations the allowance is believed to be adequate.

At June 30, 2002, there were $1.2 million of loans past due more than thirty days but less than ninety days. This compares to $45 thousand of such loans at June 31, 2001 and $3 thousand at March 31, 2002. There were $243 thousand of loans over ninety days and still accruing interest. This compares to $12 thousand of such loans at June 30, 2001 and $22 thousand at March 31, 2002. No debt has been restructured and the Company has no foreclosed real estate. The significant increase in loans past due thirty days but less than ninety days is primarily attributable to one loan past due over thirty days in the amount of $1 million. This loan is adequately secured and cash flow is sufficient to service the debt as of June 30, 2002. Management does not currently believe that this loan or any of the other loans past due thirty days but less than ninety or the loans over ninety days but still accruing interest will result in a charge-off. As of June 30, 2002, no specific allowance has been provided for any of these loans.

For the six months ended June 30, 2002, the Company made a provision for possible credit losses of $493 thousand, and charged-off $119 thousand in loans net of recoveries. This compares to a provision of $255 thousand and net charge-offs of $3 thousand during the six months ended June 30, 2001. The increase in the provision principally reflects, after accounting for net charge-off, the increase in outstanding loans and the associated provision consistent with the Banks analysis of the allowance for credit losses. Through that analysis management assesses the increased risk in the portfolio resulting from a weakening national and regional economy, higher level of charge-offs and past dues among other factors. At June 30, 2002, there were no loans which were currently performing but as to which information was known to management to seriously doubt the ability of the borrower to comply with the current loan terms.

Management feels that the allowance for credit losses is adequate. There can be no assurance, however, that additional provisions for credit losses will not be required in the future, including a result of changes in the economic assumptions underlying management's estimates and judgments, adverse developments in the economy, on a national basis or in the Company's market area, or changes in the circumstances of particular borrowers.

The Company, on a quarterly basis, completes an analysis of the allowance for credit losses. Emphasis is placed on independent external loan reviews and monthly internal reviews. The determination of the allowance for credit losses is based on qualitative and quantitative factors for each category and type of loan along with any specific allowance for adversely classified loans within each category. Factors are different for each category and are assigned a percentage weight and total weight is applied to each loan category. Qualitative factors include: levels and trends in delinquencies and non-accruals, trends in volumes and terms of loans, effects of any changes in lending policies, the experience, ability and depth of management, national and local economic trends and conditions, concentrations of credit, quality of the Company's loan review system, and regulatory requirements. The total allowance required changes as the percentage weight assigned to the various factors change and as various types and categories of loans change as a percentage of total loans.

Activity in the allowance for credit losses for the six months ended June 30, 2002 and 2001 is shown below:

     (in thousands)

                                                    2002        2001
                                                  -------      -------

         Balance at beginning January 1,          $ 2,111      $ 1,142
         Provision for credit losses                  493          255
                                                  -------      -------
         Loan charge offs - consumer                  (35)          (3)
         Loan charge offs - commercial               (104)          --
         Loan recoveries - consumer                    20           --
                                                  -------      -------
           Net charge offs                           (119)          (3)
                                                  -------      -------
         Balance at end June 30,                  $ 2,485      $ 1,394
                                                  -------      -------

NONINTEREST INCOME

Noninterest income primarily represents deposit account service charges and fees and noninterest loan fees. For the six months ended June 30, 2002 non-interest income was $727 thousand, as compared to $758 thousand for the six month period ended June 30, 2001. In the first six months of 2001 the Bank had gains on the sale of investment securities of $369 thousand while in the first six months of 2002 no investment security gains were realized, however, $97 thousand was realized from the sale of SBA loans. Other non-interest income, including service charge income increased 62%.The increase in non-interest income, other than gains realized from the sale of loans and securities, is reflective of the overall growth of the Bank. The most significant increase was in service charge income on deposit accounts which increased from $309 thousand in the six months ended June 30, 2001 to $490 thousand in the same period in 2002, primarily as a result of an increase in the number of deposit accounts, increased activity in accounts and increases in certain fees initiated by the Bank.

In late June 2002, the Bank invested $2 million in a Bank Owned Life Insurance
(BOLI) contract. Beginning in the third quarter of 2002, income will be recognized on this contract providing an additional source of non-interest income.

NONINTEREST EXPENSE

Noninterest expense was $4.04 million for the six months ended June 30, 2002 compared to $2.97 million for the six months ended June 30, 2001. Increases in noninterest expense primarily relate to normal salary and employee benefit cost increases, and costs related to the establishment and staffing of the Bank's sixth office in the Shady Grove area of Montgomery County, which opened in March 2002. Increases in staff were also made in the Bank's lending and operations areas to properly service the growth experienced by the Bank. Other expenses increased consistent with needs to service the growth experienced during the year. Management has made a concentrated effort to budget and monitor noninterest expenses and believes it has established practices to control these expenses while meeting the requirements of a rapidly growing bank.

LIQUIDITY

Liquidity is a measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor's requirements for use of their funds. The Bank's sources of liquidity are made up of cash balances, due from banks, federal funds sold and short term securities. There are other sources of liquidity, which may be used by the Bank, such as Federal Home Loan Bank advances. In February 2001, the Company established a line of credit loan with a correspondent bank of $5 million to be used for general operating purposes including short-term liquidity needs. At June 30, 2002, the Company had $3.4 million outstanding on the line. Subsequent to June 30, 2002, the amount available under the Company's line of credit was increased to $10 million. No additional amounts were drawn under the line of credit in connection with the increase in the facility.

In October, the Bank took an $8 million FHLB advance to fund loan growth and to lock in an attractive long term rate (four years at 4.28%). The advance was secured by commercial mortgage loans and investment securities. In addition to traditional sources of deposit funds, the Bank used the wholesale CD market to supplement its in-market deposit gathering operation. These deposits are not brokered and are generally obtained at rates at or near the Bank's local market rates, although there can be no assurance that the Bank will not have to pay higher rates to obtain deposits sufficient to fund lending operations. The total of these deposits at June 30, 2002, was $20.3 million.

At June 30, 2002, the Bank's liquidity formula reported $40 million of liquidity in excess of the amount which might be required to meet projected and contingent needs.

CAPITAL

The actual capital amounts and ratios for the Company and Bank as of June 30, 2002 and 2001 are presented in the table below:



                                                                                                                To Be Well
                                                                                                 For Capital  Capitalized Under
                                                Company                       Bank                 Adequacy   Prompt Corrective
     In thousands                                Actual                      Actual                Purposes   Action Provisions**
                                                 Amount          Ratio       Amount      Ratio       Ratio          Ratio
                                                 ------          -----       ------      -----       -----          -----
As of June 30, 2002

        Total capital (to risk-weighted
          assets)                               $ 20,335          9.2%      $ 22,604     10.2%        8.0%          10.0%

     Tier 1 capital (to risk-weighted
         assets)                                $ 17,850          7.9%        20,119      9.1%        4.0%           6.0%


     Tier 1 capital (to average
         assets)                                $ 17,850          6.9%        20,119      7.5%        3.0%           5.0%

     As of June 30, 2001
         Total capital (to risk-weighted
           assets)                              $ 17,767         11.1%      $ 17,272     10.8%        8.0%          10.0%

     Tier 1 capital (to risk weighted assets)   $ 16,373         10.2%        15,878      9.9%        4.0%           6.0%

     Tier 1 capital (to average assets)         $ 16,373          8.6%        15,878      8.4%        3.0%           5.0%



----------
     ** Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At June 30, 2002, the Bank could pay dividends to the parent to the extent of its earnings and so long as it maintained required capital ratios.

Subsequent to June 30, 2002, the Company deferred plans for its proposed public offering as a result of unfavorable market conditions, and expects that it will reconsider its offering plans during the fourth quarter of 2002 and the first quarter of 2003 or as market conditions and growth otherwise require.

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

                  None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 21, 2002, the annual meeting of shareholders of the Company was held for the purposes (1) of electing five (5) directors to serve until the next annual meeting and until their successors are duly elected and qualified, (2) voting on an amendment to the Company's 1998 Stock Option Plan which increases the number of shares available for issuance under the plan by 145,900; and (3) ratifying the appointment of Stegman & Company as the independent auditors of the Company.

         The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.


               Name                  For              Against            Abstain          Broker Non-Vote
               ----                  ---              -------            -------          ---------------

         Leonard L. Abel           2,363,362           3,150               --                  --
         Dudley C. Dworken         2,363,362           3,150               --                  --
         Eugene F. Ford, Sr        2,360,702           5,810               --                  --
         Ronald D. Paul            2,363,362           3,150               --                  --
         H.L. Ward                 2,360,862           5,650               --                  --



         The vote for the amendment to the Company's 1998 Stock Option Plan was as follows:

         For:                   2,294,167
         Against:                  62,479
         Abstain:                   9,866
         Broker Non-votes:           None

         The vote for ratification of the appointment of Stegman & Company as the Company's independent auditors was as follows:

         For:                   2,358,062
         Against:                     350
         Abstain:                   8,100
         Broker Non-votes:           None


ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

Exhibit No.          Description of Exhibits
-----------          -----------------------

3(a)                 Certificate of Incorporation of the Company, as amended (1)
3(b)                 Bylaws of the Company (2)
10.1                 1998 Stock Option Plan (3)
11                   Statement Regarding Computation of earnings per share

         The sole subsidiary of the Registrant is EagleBank, a Maryland chartered commercial bank.

         99(a)    Certification of President and Chief Executive Officer
         99(b)    Certification of Chief Financial Officer

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

                                EAGLE BANCORP, INC.

Date:  August 14, 2002          By:  /s/  Ronald D. Paul
                                     -------------------------------------------
                                     Ronald D. Paul, President



Date:  August 14, 2002          By: /s/ Wilmer L. Tinley
                                    --------------------------------------------
                                    Wilmer L. Tinley, Senior Vice President, CFO