Form 10QSB
period 2002-09-30
EAGLE BANCORP INC
filed 2002-11-14
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to
                                 ------------------   ---------------------

                         Commission File Number 0-25923

                               EAGLE BANCORP, INC
             (Exact name of registrant as specified in its charter)

           Maryland                                            52-2061461
-------------------------------                            -------------------
(State of other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

7815 Woodmont Avenue, Bethesda, Maryland                        20814
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

         As of November 8, 2002, the registrant had 2,896,708 shares of Common Stock outstanding.

Item 1 - Financial Statements

                               EAGLE BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                             (dollars in thousands)

                                     ASSETS

                                                    September 30,   December 31,
                                                         2002          2001
                                                     (unaudited)
                                                    ------------    ------------
Cash and due from banks                                $ 24,783      $  6,483
Interest bearing deposits with other
  banks                                                   6,139           161
Federal funds sold                                        7,002            --
Investment securities available for sale                 69,452        39,439
Loans (net of allowance for credit losses of
  $2,668 and $2,111)                                    219,842       185,818
Premises and equipment, net                               3,602         3,172
Other assets                                              6,464         1,760
                                                       --------      --------
     TOTAL ASSETS                                      $337,284      $236,833
                                                       ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits:
   Noninterest-bearing demand                          $ 56,580      $ 37,235
   Interest-bearing transaction                          39,482        31,512
   Savings and money market                              90,116        61,572
   Time, $100,000 or more                                44,075        35,393
   Other time                                            36,400        29,976
                                                       --------      --------
     Total deposits                                     266,653       195,688
Customer repurchase agreements                           26,560        13,452
Short-term borrowings                                     8,400            --
Long-term borrowings                                     15,333         9,675
Other liabilities                                         1,180           886
                                                       --------      --------
     Total liabilities                                  318,126       219,701

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 20,000,000
  authorized,  2,896,708 and 2,895,124 issued and
  outstanding                                                29            29
Additional paid in capital                               16,531        16,515
Retained earnings                                         2,144           399
Accumulated other comprehensive income                      454           189
                                                       --------      --------
     Total stockholders' equity                          19,158        17,132
                                                       --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $337,284      $236,833
                                                       ========      ========

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
           (dollars in thousands, except per share amounts-unaudited)

                                                 Nine Months        Nine Months       Three Months       Three Months
                                                    Ended              Ended              Ended              Ended
                                                Sept 30, 2002      Sept 30, 2001      Sept 30, 2002      Sept 30, 2001
                                                -------------      -------------      -------------      -------------
INTEREST INCOME:
  Interest and fees on loans                       $10,533            $ 8,838            $ 3,709            $ 3,178
  Taxable interest and dividends on
   investment securities                             1,497              1,360                643                414
  Interest on balances with other banks                 33                  7                 29                  3
  Interest on federal funds sold                        61                221                 24                 49
                                                   -------            -------            -------            -------
    Total interest income                           12,124             10,426              4,405              3,644
                                                   -------            -------            -------            -------

INTEREST EXPENSE:
  Interest on deposits                               3,292              4,292              1,104              1,409
  Interest on customer repurchase
    agreements                                         182                330                 74                112
  Interest on short-term borrowings                    105                 26                 57                 15
  Interest on long-term borrowings                     297                 --                127                 --
                                                   -------            -------            -------            -------
    Total interest expense                           3,876              4,648              1,362              1,536
                                                   -------            -------            -------            -------

NET INTEREST INCOME                                  8,248              5,778              3,043              2,108

PROVISION FOR CREDIT LOSSES                            675                543                182                288
                                                   -------            -------            -------            -------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                  7,573              5,235              2,861              1,820
                                                   -------            -------            -------            -------

NONINTEREST INCOME:
  Service charges on deposit accounts                  764                495                274                186
  Gain on sale of investment securities                143                352                143                (17)
  Gain on sale of loans                                246                 --                149                 --
  Other income                                         263                120                123                 40
                                                   -------            -------            -------            -------
    Total noninterest income                         1,416                967                689                209
                                                   -------            -------            -------            -------

NONINTEREST EXPENSES:
  Salaries and employee benefits                     3,235              2,477              1,120                902
  Premises and equipment expenses                    1,219                899                424                335
  Advertising                                          142                 90                 59                 32
  Outside data processing                              354                258                125                 90
  Other expenses                                     1,270                935                449                335
                                                   -------            -------            -------            -------
    Total noninterest expenses                       6,220              4,659              2,177              1,694

NET INCOME BEFORE INCOME TAXES                       2,769              1,543              1,373                335

INCOME TAXES                                         1,024                106                525                115
                                                   -------            -------            -------            -------
NET INCOME                                         $ 1,745            $ 1,437            $   848            $   220
                                                   =======            =======            =======            =======
INCOME PER SHARE:
  Basic                                            $  0.60            $  0.50            $  0.29            $  0.08
  Diluted                                          $  0.56            $  0.48            $  0.27            $  0.07

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001
                        (dollars in thousands-unaudited)

                                                                        Nine Months           Nine Months
                                                                           Ended                 Ended
                                                                       September 30,         September 30,
                                                                           2002                  2001
                                                                       -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   1,745             $   1,437
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Increase in deferred income taxes                                          (178)                   --
   Provision for credit losses                                                 675                   543
   Depreciation and amortization                                               405                   304
   Gain on sale of loans                                                      (246)                   --
   Gain on sale of investment securities                                      (143)                 (352)
   Increase in other assets                                                 (4,526)                 (549)
   Increase in other liabilities                                               294                   384
                                                                         ---------             ---------
        Net cash (used) provided by operating activities                    (1,974)                1,767
                                                                         ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest bearing deposits with other banks                      (5,978)                  (16)
Purchases of available for sale investment securities                     (251,611)              (68,475)
Proceeds from sale available for sale securities                             4,999                 9,413
Proceeds from maturities of available for sale securities                  216,451                60,691
Increase in federal funds sold                                              (7,002)               (4,260)
Net increase in loans                                                      (33,897)              (48,113)
Bank premises and equipment acquired                                          (835)                 (675)
                                                                         ---------             ---------
        Net cash used by investing activities                              (77,873)              (51,435)
                                                                         ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                        70,965                41,234
Increase in customer repurchase agreements                                  13,108                 5,469
Increase in short term borrowings                                            8,400                  (440)
Increase in long-term borrowings                                             5,658                    --
Proceeds from exercise of stock options                                         16                    44
                                                                         ---------             ---------
         Net cash provided by financing activities                          98,147                46,307
                                                                         ---------             ---------

NET INCREASE (DECREASE) IN CASH                                             18,300                (3,361)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                               6,483                 8,932
                                                                         ---------             ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                                 $  24,783             $   5,571
                                                                         =========             =========

Supplement cash flows information:
   Interest paid                                                         $   3,979             $   4,597
   Income taxes paid                                                     $   1,015             $     227

See notes to consolidated financial statements

                               EAGLE BANCORP, INC
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE NINE MONTHS
                        ENDED SEPTEMBER 30, 2002 AND 2001
                       (dollars in thousands - unaudited)

                                                                             Accumulated
                                                 Additional   Accumulated       Other          Total
                                       Common     Paid in      (Deficit)    Comprehensive   Stockholders
                                       Stock      Capital      Earnings         Income         Equity
                                      --------   --------------------------------------------------------------
Balances at January 1, 2001           $     21    $ 16,479     $ (1,355)       $    377       $ 15,522

Exercise of stock options                               44                                          44

Net income                                                        1,437                          1,437

Other comprehensive income-
    unrealized loss on investment
      securities available for sale                                                 (51)           (51)
                                                                                              --------
Total comprehensive income                                                                       1,422

Seven for five stock split effected
  in the form of a 40% stock
  dividend                                   8          (8)
                                      ----------------------------------------------------------------
Balances at September 30, 2001        $     29    $ 16,515     $     82        $    326       $ 16,952
                                      ----------------------------------------------------------------

Balances at January 1, 2002           $     29    $ 16,515     $    399        $    189       $ 17,132

Exercise of stock options                               16                                          16
Net income                                                        1,745                          1,745

Other comprehensive
   income-unrealized gain on
   investment securities
   available for sale                                                               265            265
                                                                                              --------
Total comprehensive income                                                                       2,026
                                      ----------------------------------------------------------------
Balances at September 30, 2002        $     29    $ 16,531     $  2,144        $    454       $ 19,158
                                      ----------------------------------------------------------------

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. There have been no significant changes to the Company's accounting policies as disclosed in the 2001 Annual Report. The results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

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

3. INVESTMENT SECURITIES

     Amortized cost and estimated fair value of securities available - for - sale are summarized as follows: (in thousands)

                                                                  September 30, 2002

                                                                Gross             Gross            Estimated
                                            Amortized        Unrealized         Unrealized            Fair
                                              Cost              Gains             Losses              Value
                                            ---------        ----------         ----------         ---------
U.S. Treasury securities                    $ 11,508          $      5           $     --           $ 11,513
U.S. Government Agency securities             55,451               740                 --             56,191
Federal Reserve Bank and
     Federal Home Loan Bank stock              1,534                --                 --              1,534
Other equity investments                         270                --                (56)               214
                                            --------          --------           --------           --------
                                            $ 68,763          $    745           $    (56)          $ 69,452
                                            ========          ========           ========           ========
                                                                   December 31, 2001

                                                                Gross             Gross            Estimated
                                            Amortized        Unrealized         Unrealized            Fair
                                              Cost              Gains             Losses              Value
                                            ---------        ----------         ----------         ---------
U.S. Treasury securities                    $ 12,538          $      2           $     --           $ 12,540
U.S. Government Agency securities             25,467               387               (100)            25,754
Federal Reserve Bank and Federal Home
      Loan Bank stock                            880                --                 --                880
Other equity investments                         269                 5                 (9)               265
                                            --------          --------           --------           --------
                                            $ 39,154          $    394           $   (109)          $ 39,439
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

Item 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This discussion and analysis provides an overview of the financial condition and results of operations of Eagle Bancorp, Inc. ("Company") and EagleBank ("Bank") for the nine and three months ended September 30, 2002 and 2001.

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

In March of 2001, the Bank expanded on its SBA loan program and hired a loan officer specifically responsible for further developing the SBA loan portfolio. During the nine and three months ended September 30, 2002, the SBA loan program contributed $246 thousand and $149 thousand, respectively, in gains on the sale of the insured portion of SBA loans and expectations are for this source of income to significantly contribute to the Bank's income as management continues to place emphasis on SBA lending and more loans of this type are originated.

The Company believes that the accompanying financial information attests to the support the Bank has received from the community. Assets of the Company were at $338 million as of September 30, 2002, an increase of 43% from December 31, 2001, and earnings were $1.745 million for the nine months and $848 thousand for the three months ended September 30, 2002. The successes of the Company, in slightly over four years (July 20, 2002) of banking operations, are attributable to a pattern of continually strong growth in deposits and loans and in a quality loan portfolio achieved while maintaining reasonable interest spreads and margins in a competitive market.

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

FINANCIAL CONDITION

As of September 30, 2002, assets were $338 million an increase of 43% from December 31, 2001, and deposits and customer repurchase agreements were $293 million, an increase from year end 2001 of 40%. The growth experienced during the nine months was from a cross section of businesses targeted by the Bank and continues a trend started with the opening of the Bank in July 1998. During the third quarter, growth can be particularly attributed to the strong activity, stimulated by historically low interest rates, in real estate related fields. In addition, the sagging stock market has caused depositors to keep more money in cash. Management anticipates that the growth in deposits will slow if interest rates rise or the stock market becomes more bullish, or both.

Total loans increased $35 million during the nine months ended September 30, 2002. This represents an increase of 19%. Management is pleased with the continued growth in the loan portfolio and the quality of loans it has been able to consider. Management expects loan growth of approximately 25% for the year. While the projected growth is lower than experienced during 2001, which was 60%, the rate is against a larger base and is in the face of a weaker economy. While management believes that this rate of loan growth is attainable, without an adverse effect on the overall quality of the loan portfolio, there can be no assurance that the Company will attain this rate of loan growth, that it will not attain a higher rate of growth, that adequate funding sources will be available at attractive rates to facilitate these new loans, that the new loans will prove profitable to the Company, or that such loans will not result in additional charge-offs or provisions for credit losses.

     Loans, net of amortized deferred fees, at September 30, 2002 and December 31, 2001 are summarized by type as follows:
     ( in thousands)

                                                     September 30,       December 31,
                                                          2002                2001
                                                     -------------       ------------
     Commercial                                        $  54,404           $  50,932
     Real Estate                                         108,132              87,200
     Construction                                         21,691              19,038
     Home equity                                          33,861              26,656
     Other consumer                                        4,422               4,103
                                                       ---------           ---------
         Total loans                                     222,510             187,929
            Less: allowance for credit losses             (2,668)             (2,111)
                                                       ---------           ---------
     Loans, net                                        $ 219,842           $ 185,818
                                                       =========           =========

RESULTS OF OPERATIONS

On a consolidated basis, the Company recorded net income of $1.745 million for the nine months and $848 thousand for the three months ended September 30, 2002, as compared to net income of $1.437 million for the nine months and $220 thousand for the three months ended September 30, 2001. Basic income per share for the nine months and three months ended September 30, 2002 were $0.60 and $0.29 respectively and diluted income per share was $0.56 and $0.27 for each during the same periods. During the same periods in 2001, basic earnings per share were $0.50 and $0.08 and diluted earnings per share were $0.48 and $0.07. The reported income for the nine months ended September 30, 2002, was 21% greater than the corresponding period in 2001 and the reported income for the quarter ended September 30, 2002 was 285% greater the same quarter in 2001. Income before taxes for the first nine months of 2002 was $2.769 million compared to $1.542 million for the first nine months of 2001 or a 79% increase. The effective tax rate was 37.0% for the nine months ended September 30, 2002 versus 6.9% for the nine months ended September 30, 2001. The lower effective tax rate in 2001 is as a result of the recognition of deferred income taxes as of June 30, 2001 that had previously not been recorded because their realization was not considered more likely than not. Prior to June 30, 2001, no income tax expense had been recorded by the Company.

During the quarter and for the nine months ended September 30, 2002, $143 thousand in gains on the sale of investment securities were recognized. During the nine months ended September 30, 2001, $352 thousand in net gains on the sale of investment securities were recognized. The net gains were after a $17 thousand loss recognized in the three months ended September 30, 2001. In the first nine months of 2002, $246 thousand was recognized on the sale of the insured portion of SBA loans. Of that amount, $149 thousand was recognized in the third quarter. While gains, or losses, on the sale of investment securities are recognized on an opportunistic basis and do not occur on a predicable periodic basis, the Company considers the premiums realized on the sale of SBA loans as a continuing source of operating income by the Bank.

During the first nine months of 2002, the Company made a provision for credit losses of $675 thousand and had a total of $146 thousand in charged-off loans and $28 thousand in loan recoveries. At September 30, 2002, no loans had been placed on non-accrual. Management believes, that as of September 30, 2002, the allowance for credit losses was adequate at $2.668 million, representing 1.22% of its outstanding loans, excluding loans collateralized by cash, and/or marketable securities and loans with government guarantees. The Bank uses the services of an outside consultant for periodic reviews of its loan portfolio to assess credit quality, loan documentation and collateral sufficiency. The Bank has also developed a comprehensive internal loan loss analysis system based on guidance provided by federal bank regulatory agencies. See "Allowance and Provision of Credit Losses" and "Critical Accounting Policies" for further discussion of the allowance and provision.

During the quarter ended September 30, 2002, the Company contributed $1.6 million in additional capital to the Bank from funds provided through a line of credit available to the Company. This contribution is in addition to $1.6 million contributed in the first six months. The contributions were made as the Bank grew in order to maintain the Bank's status as "well capitalized" as defined by regulatory guidelines.

The following table sets out the annualized returns on average assets, returns on average equity and equity to assets (average) for the nine months ending September 30, 2002 and 2001 and the year ending December 31, 2001:

                                  September       September        December
                                     2002            2001            2001
                                  ---------       ---------        --------
             Return on assets        0.84%           1.05%           0.88%
             Return on equity       12.99%          12.37%          10.56%
             Equity to assets        6.50%           8.47%           8.36%

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

The net interest income for the nine months ended September 30, 2002 was $8.25 million, as compared to $5.78 million for the period ended September 30, 2001, an increase of 42.7%. This improvement is largely a result of the 47.1% overall growth in average earning assets, including a 45.0% increase in average loans.

Total interest income for the nine months ended September 30, 2002 was $12.12 million as compared to $10.43 million for the nine months ended September 30, 2001. The percentage increase in interest income from period to period at 6.6% was not as great as the percentage increase in earning assets for the same time of 47.1% because of the decline of 164 basis points in the yield on earning assets. The decline in the yield on earning assets was offset by a decline of 191 basis points in the cost of interest bearing liabilities. Total interest expense for the nine months ended September 30, 2002 was $3.88 million as compared to $4.65 million for the nine months ended September 30, 2001, or a decline of 19.8%. As the rates the Bank was able to earn on earning assets declined, resulting from the actions of the Federal Reserve Bank in lowering interest rates, so did the cost of attracting interest bearing liabilities. Management was aggressive in reducing the Bank's cost of funds while at the same time staying competitive with the market. The relative decline in income and the absolute decline in yield on the portfolio, despite the significant (68%) increase in the size of the investment portfolio, reflects the maturity and call of higher yielding investment securities in late 2001 and the reinvestment of proceeds and new funds in a much lower interest rate environment. During the nine month and three month periods, the Company has invested in short term maturities in its investment portfolio because of the uncertainty of the direction of interest rates, and to maintain liquidity to service loan demand. The Company positioned the portfolio to avoid the interest rate risk associated with investing long term in the current low interest rate environment. Two of the investments used by the Bank are short term U.S. Treasury Bills and Discount Notes. These have been purchased with maturities as short as one week. The maturity of and reinvestment into these investments have exaggerated the activity in the investment portfolio as reflected in the Consolidated Statements of Cash Flows. Management, through the ALCO Committee, continually evaluates interest rate risk and makes changes in its investment philosophy consistent with indications of the market.

The following table reflects the change in spreads and margin, from the first nine months of 2001 to the first nine months of 2002. Comparing the two periods, the Bank's spread, the difference between the rate earned on earning assets and the rate paid on interest bearing liabilities, increased 27 basis points while margin declined 12 basis points. Margin is net interest income divided by average total earning assets and incorporates the effect of non-interest bearing liabilities on yield. The decline in margin versus an increase in spread reflects the impact that non-interest bearing liabilities can have on margin in a declining interest environment. As rates decline there is an absolute decline in income levels from assets supported by non-interest bearing liabilities since there is no interest cost associated with those liabilities. When rates rise the opposite effect can result in the margin increasing relative to spread.

AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN NINE MONTHS ENDED SEPTEMBER 30,

                                                  2002                                 2001
                                                  ----                                 ----
                                                 Average                 Average      Average                 Average
                                                 Balance    Interest    Yield/Rate    Balance    Interest    Yield/Rate
                                                ---------   ---------   ----------   ---------   ---------   ----------
ASSETS:

Interest earnings assets:
    Interest bearing deposits with
      other banks                               $   1,549   $      33      2.84%
    Loans                                         204,145      10,533      6.90%     $ 140,765   $   8,838      8.39%
    Investment securities                          50,190       1,497      3.99%        29,927       1,367      6.09%
    Federal funds sold and other
         interest earning assets                    5,015          61      1.63%         6,692         221      4.41%
                                                ---------   ---------                ---------   ---------
           Total interest earning assets          260,899      12,124      6.21%       177,384      10,426      7.85%
                                                ---------   ---------                ---------   ---------

    Total noninterest earning assets               17,289                               11,395
    Less: allowance for credit losses               2,362                                1,313
                                                ---------                            ---------
      Total noninterest earning assets             14,927                               10,082
                                                ---------                            ---------
      TOTAL ASSETS                               $275,826                            $ 187,466
                                                =========                            =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest bearing liabilities:
   NOW accounts                                    28,331          66      0.31%        19,455         205      1.41%
   Savings and money market accounts               76,779       1,197      2.08%        51,552       1,484      3.85%
   Certificates of deposit                         77,157       2,029      3.52%        59,343       2,603      5.86%
   Customer repurchase agreements                  17,075         182      1.43%        12,329         330      3.58%
   Short-term borrowings                            3,651         105      3.86%
   Long-term borrowings                             9,984         297      3.98%           526          26      6.61%
                                                ---------   ---------                ---------   ---------
        Total interest bearing liabilities        212,977       3,876      2.43%       143,205       4,648      4.34%
                                                ---------   ---------                ---------   ---------

Noninterest bearing liabilities:
    Noninterest bearing deposits                   43,751                               27,464
    Other liabilities                               1,180                                  922
                                                ---------                            ---------
        Total noninterest bearing liabilities      44,931                               28,389
                                                ---------                            ---------

Stockholders' equity                               17,918                               15,875
                                                ---------                            ---------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                  $ 275,826                            $ 187,466
                                                =========                            =========

Net interest income                                         $   8,248                            $   5,778
                                                            =========                            =========
Net interest spread                                                        3.78%                                3.51%
Net interest margin                                                        4.23%                                4.35%

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

At September 30, 2002, the allowance for credit losses was $2.67 million, representing 1.22% of outstanding loans, excluding loans secured by cash and/or readily marketable securities and loans with government guarantees. The allowance has been established based principally on current economic conditions, perceived asset quality, results of external loan reviews and the Bank's internal allowance analysis process which includes analysis of peer group loss experience. Given these considerations the allowance is believed to be adequate.

At September 30, 2002, there were $1.7 million of loans past due more than thirty days but less than ninety days. This compares to $498 thousand of such loans at September 30, 2001 and $1.2 million at June 30, 2002. There were $1.25 million of loans over ninety days and still accruing interest at September 30, 2002. This compares to no such loans at September 30, 2001 and $243 thousand at June 30, 2002. Of the total loans over 30 days delinquent as of September 30, 2002, one relationship, represented by approximately seventy (70) separate loans secured by third party automobile leases, is $948 thousand. Management has taken possession of its collateral, in the form of the underlying leases, and is affecting a current payment cash flow stream of approximately 85% from the leasees. Considering the current cash flow and the nature of the credit, management feels that it is reasonable to continue to accrue interest and has not placed this loan(s) on non accrual. However, management feels that there is a potential for a loss of up to $150 thousand and has specifically reserved that amount. The Bank does not have a concentration in this type of lending.

Of the other credits over 30 days delinquent, all but $80 thousand were current or paid off shortly after September 30, 2002. No debt has been restructured and the Company has no foreclosed real estate. Management does not currently believe that any of the other loans past due thirty days but less than ninety days or the loans over ninety days but still accruing interest will result in a loss. As of September 30, 2002, no specific allowance, except as mentioned, has been provided for any other loans.

For the nine months ended September 30, 2002, the Company made a provision for possible credit losses of $675 thousand, and charged-off $118 thousand in loans, net of recoveries. This compares to a provision of $543 thousand and net charge-offs of $8 thousand during the nine months ended September 30, 2001. The increase in the provision principally reflects, after accounting for net charge-offs, the increase in outstanding loans and the associated provision consistent with the Banks analysis of the allowance for credit losses. Through that analysis management assesses the increased risk in the portfolio resulting from a weakening national and regional economy, higher level of charge-offs and past dues among other factors. At September 30, 2002, there were no loans, except as mentioned, which were currently performing but as to which information was known to management causing it to seriously doubt the ability of the borrower to comply with the current loan terms.

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

Activity in the allowance for credit losses for the nine months ended September 30, 2002 and 2001 is shown below:

     (in thousands)

                                                2002                  2001
                                                ----                  ----
     Balance at beginning January 1,           $ 2,111              $ 1,142
     Provision for credit losses                   675                  543
                                                 -----               ------
     Loan charge offs - consumer                   (35)                  (8)
     Loan charge offs - commercial                (111)                  --
     Loan recoveries - consumer                     28                   --
                                                 -----               ------
        Net charge offs                           (118)                  (8)
                                                 -----               ------
     Balance at end September 30,              $ 2,668              $ 1,677
                                               =======              =======

At September 30, 2002 and December 31, 2001, the allowance for credit losses was allocated to the various categories of loans as follows:

         (in thousands)

                                    September 2002             December 2001
                                ----------------------    ----------------------
                                Amount     Percent (1)    Amount     Percent (1)
                                -------    -----------    -------    -----------
     Commercial                 $ 1,035       24.5%       $   743       27.2%
     Real estate-commercial         880       48.6%           701       49.1%
     Construction                   228        9.7%           218       10.1%
     Home equity                    264       15.2%           212       11.6%
     Other consumer                  85        2.0%           100        2.0%
     Unallocated                    176         --            137         --
                                -------       ----        -------       ----
     Total allowance for
       credit losses            $ 2,668        100%       $ 2,111        100%
                                =======       ====        =======       ====

     (1) Represents the percent of loans in category to the gross loans.

NONINTEREST INCOME

Noninterest income primarily represents deposit account service charges and fees and noninterest loan fees. For the nine months ended September 30, 2002 non-interest income was $1.42 million, as compared to $967 thousand for the nine month period ended September 30, 2001. In the first nine months of 2001 the Bank had net gains on the sale of investment securities of $352 thousand while in the first nine months of 2002 the Bank had net gains on the sale of investment securities of $143 thousand. For the nine month period ending September 30, 2002, the Bank realized gains of $246 thousand from the sale of SBA loans. There were no gains from this source during the first nine months of 2001. The gain on sale of SBA loans is considered a continuing and regular operating income source for the Bank. These gains are unlike the gains, or losses, on the sale of available for sale securities which are opportunistic gains, or losses, and irregular in timing. As a result of issues relating to federal appropriations and budget authority for the Small Business Administration, the aggregate amount of SBA loan guarantees which the SBA may issue may be limited or reduced. Management believes that the limitations on the SBA will be lifted when the appropriations process is completed. If there limitations on the SBA continue, the Company's gains on the sale of the insured portion of such loans will be adversely affected. Other non-interest income, including service charge income increased 67%.The increase in non-interest income, other than gains realized from the sale of loans and securities, is reflective of the overall growth of the Bank. The most significant increase was in service charge income on deposit accounts which increased from $274 thousand in the nine months ended September 30, 2001 to $764 thousand in the same period in 2002, primarily as a result of an increase in the number of deposit accounts, increased activity in accounts and increases in certain fees initiated by the Bank.

In late June 2002, the Bank invested $2 million in a Bank Owned Life Insurance
(BOLI) contract. This was followed by a second investment of $2 million in a BOLI contract in September of 2002. These contracts provided approximately $31 thousand of non-taxable non-interest income for the period ending September 30, 2002 and income for the first full year of the contracts should total approximately $220 thousand.

NONINTEREST EXPENSE

Noninterest expense was $6.22 million for the nine months ended September 30, 2002 compared to $4.66 million for the nine months ended September 30, 2001. Increases in noninterest expense primarily relate to normal salary and employee benefit cost increases, and costs related to the establishment and staffing of the Bank's sixth office in the Shady Grove area of Montgomery County, which opened in March 2002. Increases in staff were also made in the Bank's lending and operations areas to properly service the growth experienced by the Bank. Other expenses increased consistent with needs to service the growth experienced during the year. Management has made a concentrated effort to budget and monitor noninterest expenses and believes it has established practices to control these expenses while meeting the requirements of a rapidly growing bank.

LIQUIDITY

Liquidity is a measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor's requirements for use of their funds. The Bank's sources of liquidity are made up of cash balances, due from banks, federal funds sold and short term securities. There are other sources of liquidity, which may be used by the Bank, such as Federal Home Loan Bank advances. In February 2001, the Company established a line of credit loan with a correspondent bank of $5 million to be used for general operating purposes including short-term liquidity needs. In July of 2002, this line was increased to $10 million. At September 30, 2002, the Company had $4.4 million outstanding on the line.

In October 2001, the Bank drew an $8 million FHLB advance to fund loan growth and to lock in, a then, attractive long term rate (four years at 4.28%). The advance was secured by commercial mortgage loans and investment securities. In July the Bank took a PRC (principal reducing credit) from the FHLB for $12 million at 2.79% for a period of three years with monthly payments of $333 thousand. The proceeds of this credit were invested in GNMA securities at a yield of approximately 4.5% with the cash flow from the GNMA securities meeting the payment requirements under the PRC for the first year.

In addition to traditional sources of deposit funds, the Bank used the wholesale CD market to supplement its in-market deposit gathering operation. These deposits are not brokered and are generally obtained at rates at or near the Bank's local market rates, although there can be no assurance that the Bank will not have to pay higher rates to obtain deposits sufficient to fund lending operations. The total of these deposits at September 30, 2002, was $19.2 million. Because of the highly liquid position of the Bank, these deposits are being allow to run off as they mature which will be over the next year and into 2004.

At September 30, 2002, the Bank's liquidity formula reported $49 million of liquidity in excess of the amount which might be required to meet projected and contingent needs.

CAPITAL

The actual capital amounts and ratios for the Company and Bank as of September 30, 2002 and 2001 are presented in the table below:

                                                                                                           To Be Well
                                                                                        For Capital    Capitalized Under
                                         Company                  Bank                   Adequacy      Prompt Corrective
     In thousands                        Actual                  Actual                  Purposes     Action  Provisions**
     As of September 30, 2002            Amount         Ratio    Amount         Ratio     Ratio               Ratio
                                         -------        -----    -------        -----   -----------   --------------------
Total capital (to risk-weighted
    assets)                              $21,372         9.0%    $25,289        10.6%       8.0%              10.0%

Tier 1 capital (to risk-weighted
    assets)                              $18,704         7.8%     22,621         9.5%       4.0%               6.0%

Tier 1 capital (to average
    assets)                              $18,704         6.8%     22,621         7.3%       3.0%               5.0%

As of September 30, 2001
    Total capital (to risk-weighted
      assets)                            $18,303        10.7%    $17,816        10.5%       8.0%              10.0%

Tier 1 capital (to risk-weighted         $16,626         9.7%     16,137         9.5%       4.0%               6.0%
    assets)

Tier 1 capital (to average
    assets)                              $16,626         8.1%     16,137         7.9%       3.0%               5.0%

** Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At September 30, 2002, the Bank could pay dividends to the parent to the extent of its earnings and so long as it maintained required capital ratios.

Item 3. CONTROLS AND PROCEDURES

Within the ninety days prior to the filing of this report, the Company's management under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that would significantly affect those controls.

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

                  None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 18, 2002, a special meeting of shareholders of the Company was held for the purpose of voting on an amendment to the Company's Article of Incorporation increasing the number of authorized shares of common stock to 20,000,000.

         The vote on the amendment to the Company's Articles of Incorporation was as follows:

         For:              2,436,990
         Against:             31,493
         Abstain:             26,775
         Broker Non-votes:         0

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

Exhibit No.                          Description of Exhibits
-----------                          -----------------------
3(a)            Certificate of Incorporation of the Company, as amended (1)
3(b)            Bylaws of the Company (2)
10.1            1998 Stock Option Plan (3)
10.2            Employment Agreement between H. L. Ward and the Company and
                  Bank (4)
10.3            Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4            Employment Agreement between Ronald D. Paul and the Company (4)
10.5            Employment Agreement between Leonard L. Abel and the Company (4)
10.6            Employment Agreement between Susan G. Riel and the Bank (4)
10.7            Employment Agreement between Martha F. Tonat and the Bank, filed herewith
11              Statement Regarding Computation of earnings per share

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


                                EAGLE BANCORP, INC.

Date:  November 13, 2002        By: /s/  Ronald D. Paul
                                    --------------------------------------------
                                    Ronald D. Paul, President


Date:  November 13, 2002        By: /s/ Wilmer L. Tinley
                                    --------------------------------------------
                                    Wilmer L. Tinley, Senior Vice President, CFO

                                  CERTIFICATION

I, Ronald D. Paul , certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Eagle Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                    /s/ Ronald D. Paul
                                           -------------------------------------
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Wilmer L. Tinley, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Eagle Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002    /s/ Wilmer L. Tinley
                               -------------------------------------------------
                               Senior Vice President and Chief Financial Officer