Form 10-K
period 2002-12-31
EAGLE BANCORP INC
filed 2003-03-28
CIK 1050441

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

For the fiscal year ended December 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

                         Commission file number: 0-25923

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

Registrant's Telephone Number, including area code: (301) 986-1800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 par value

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein , and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether this registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2002 was approximately $37,507,325.

As of March 25, 2003, the number of outstanding shares of the Common Stock, $.01 par value, of Eagle Bancorp, Inc. was 2,900,474.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portionsof the Company's definitive Proxy Statement for the Annual
             Meeting of Shareholders, to be held on May 20, 2003 are
                  incorporated by reference in part III hereof.

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

         The Bank has developed a loan portfolio consisting primarily of business loans with variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using fixed rates which adjust in three to five years, with maturities of five to ten years. Consumer loans are made on the traditional installment basis for a variety of purposes. The Bank has developed significant expertise and commitment as an SBA lender, has been designated a Preferred Lender, and is one of the largest SBA lenders, in dollar volume, in the Washington metropolitan area.

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

         The Bank constantly strives to mitigate risks in the event of unforeseen threats to the loan portfolio as a results of economic downturn or other negative influences. Our plans for mitigating inherent risks in managing loan assets including; carefully enforcing loan policies and procedures, evaluating each borrower's business plan during the underwriting process, identifying and monitoring primary and alternative sources for repayment, and obtaining collateral to minimize losses in the event of liquidation. Specific loan reserves will be used to increase overall reserves based upon increased credit and/or collateral risks on an individual loan bases. A risk rating system is used to proactively determine loss exposure and provide a measuring system for setting general and specific reserves allocations.

         The Bank attempts to further mitigate commercial term loan losses by using loan guarantee programs offered by the United States Small Business Administration (SBA). The Bank has been approved for the SBA's preferred lender program (PLP). SBA loans made using PLP by the Bank are not subject to SBA preapproval. However, the Bank is very selective of these types of loans because of the greater responsibility of acting as agents for the SBA.

         The composition of the Bank's loan portfolio is heavily commercial real estate, both owner occupied and investment real estate. At December 31, 2002, commercial real estate secured loans represented 48.5% of the loan portfolio. These loans are carefully underwritten to mitigate lending risks typical of this type of loan such as drops in real estate values, changes in cash flow and general economic conditions. The Bank requires a loan to values of 80% and cash flow debt service of 1.2x to 1.0. In making commercial mortgage loans, the Bank requires that interest rates adjust not less frequently than five years and generally seeks more frequent adjustments. To date, the Bank's experience with this type of credit has been excellent and it has experienced no commercial mortgage loan losses or accounts that have been as much as ninety days past due.

         The Bank is also an active general commercial loan lender providing loans for a large variety of typical commercial loan purposes, including equipment and account receivable financing. This category represents approximately 27% of the loan portfolio and is generally characterized by variably priced loans tied to an index such as prime or U. S. Treasury borrowing rates. Subject to limitations in a particular loan agreement, interest rates on variable rate loans change at the same time and at the some rate as the designated index changes. As do all loans in the portfolio, commercial loans must meet high underwriting standards with proper collateral, which may include real estate, and cash flow needed to service the debt. Personal guarantees of promoters and/or principals are required, although, may be limited. A growing segment of the commercial loan portfolio is SBA loans.

         In making SBA loans, the Company assumes the risk of nonpayment on the uninsured portion of the credit, which comprises 20-25% of the aggregate loan amount. The Company generally sells the insured portion of the loan. SBA loans are subject to the same high underwriting standards, including cash flow analyses and collateral requirements, as non guaranteed loans.

         The balance of the loan portfolio is made up of home equity loans and other consumer loans and construction loans. These loans, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit decision processes as the other types of loans advanced by the Bank.

         The Bank at December 31, 2002, had a legal lending limit of $4 million and had customers who had been approved for aggregate loans of this amount. Because of the legal lending limitation, the Bank has regularly participated out portions of credits to other area banks, an accepted practice in the industry. The Bank has also participated loans to the Company. These have generally been in nominal amounts and for relatively short terms, either until the Bank could accommodate the participation under its legal limit or the loan could be participated to another lender. The ability of the Company to assist the Bank with these credits has expanded the flexibility and service the Bank can offer its customers. From time to time the Company may make loans for its portfolio. Such loans, which may be made to accommodate borrowers at the Bank level, may have higher risk characteristics than loans made by the Bank, such as lower priority security interests. The Company will generally make such loans only to borrowers in industries where the Company's directors or lending officers have significant expertise, such as real estate development lending. The Company seeks interest rates and compensation commensurate with the risks involved in the particular loan.

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

         Investment Portfolio Management, The ALCO Committee of the Bank which, consists of thirteen directors and two senior officers, operates within investment and funds management policies established by it and approved by the Board of Directors. The Committee is the prime steering force setting parameters for management while providing flexibility to meet changing circumstances between its monthly meetings. Management, on a daily basis, administers the investment portfolio and other non-lending, earning assets and prepares reports and recommendations for the Committee. A typical Committee meeting includes discussion of current economic conditions, interest rate expectations, report reviews and consideration of recommendations for modification in strategies and specific investment issues.

         The investment policy limits the Company to investments of the highest quality, US Treasury securities, US Government agency securities and high grade municipal securities. High risk investments, derivatives and non traditional investments are prohibited. Investment maturities are limited to seven years, except as specifically approved by ALCO, and mortgage backed pass through securities with average lives of generally seven years or less. The funds management policy establishes limits on overnight funds purchases and sales, percentage of holdings of various securities, investments in bank deposits and other asset and liability instruments.

         During 2002, the Committee expanded eligible investments to include bank certificates of deposits of $100 thousand or less, except CDs issued by significant regional banks which can be purchased in amounts up to $500 thousand. The addition of this investment vehicle provided additional yield and flexibility to the portfolio.

         During the past year and one-half, the investment strategy has been to stay short expecting that interest rates would rise and to improve yields by using mortgage backed pass through securities of short, generally fifteen year final maturities, where repricing opportunities are provided by monthly cash flow.

         When rates do begin to rise the committee will invest with the rise in rates improving income opportunities from maturities and cash flow of the portfolio. When the expectation is for rates to peak, following the next increase in rates, the Committee will explore the advisability of extending maturities to accumulate a volume of higher earning investments.

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

EMPLOYEES

         At February 28, 2003 the Bank employed 81 persons on a full time basis, five of which are executive officers of the Bank. Except for the Chairman of the Board of Directors and the President of the Company, the Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, a 401k plan, life and long term disability insurance for substantially all full time employees. The Company has proposed for shareholder approval an incentive stock option plan for key employees of the Company and Bank.

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

         Montgomery County, with a total population of about 881,000, represents the second largest suburban employment center in the Washington, D.C. area, with approximately 444,634 jobs in 2001, and an unemployment rate below the national average. While government employment provides a significant number of jobs, approximately 82% of the jobs in the county involve private employers. In 2001, there are 80,500 private sector high technology jobs in Montgomery county, which is 22% of all private sector jobs in the county. Almost half of the county's employment is located in the Bethesda, Rockville, North Bethesda area in which the Bank has three branch locations. Much of the job growth and development is located in that area and in the nearby I-270 technology corridor.

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

         Household income for Montgomery County in 2000 was established at $125,090 compared to a national average for similar counties of $67,090. Per capita income of $46,450 similarly exceeded the national average of $22,851.

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

         Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the

"Riegle-Neal Act") by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

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

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums. The payment of deposit insurance premiums will have an adverse effect on earnings.

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

         In January 2002, the Company occupied a new operations center in Bethesda, consisting of 2,698 square feet, under a 10 year lease, commencing January 2002, with one five year renewal option, at an initial base rent of $67,450 per year with a 3% annual increase, plus additional rent relating to common area fees and taxes.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market for Common Stock and Dividends. The Company's Common Stock is listed for trading on the Nasdaq Small Cap Market under the symbol "EGBN". To date, trading in the common stock has been sporadic and volume has been light. No assurance can be given that an active trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter during the last two fiscal years, and through January 31, 2003. These quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. These quotations do not necessarily reflect the intrinsic or market values of the Common Stock. Prices have been adjusted to reflect a seven for five stock split in the form of a 40% stock dividend paid as of June 15, 2001. As of December 31, 2002, there were 2,897,704 shares of Common Stock outstanding, held by approximately 943 total beneficial shareholders, including approximately 420 shareholders of record.

                                   2003                         2002                         2001
                          ----------------------       -----------------------      ----------------------
Quarter                   High Bid       Low Bid       High Bid        Low Bid      High Bid       Low Bid
                          --------       -------       --------        -------      --------       -------
First                      $15.30        $13.42        $16.00          $10.65        $ 7.14         $ 5.71
Second                                                 $15.75          $14.55        $11.40         $ 6.07
Third                                                  $14.55          $11.25        $13.70         $10.26
Fourth                                                 $13.66          $11.66        $12.50         $ 9.90

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

         Use of Proceeds: Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table shows selected historical consolidated financial data for the Company. You should read it together with the Company's audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000. The Company was a development stage company, without significant assets or any operations other than those related to organization, from October 28, 1997 to June 22, 1998, and the Bank did not open for business until July 20, 1998. Therefore, financial information for 1998 does not represent a full year of banking operations.

                                                               Year Ended December 31
                                          --------------------------------------------------------------
                                             2002        2001         2000         1999          1998
                                          ---------    ---------    ---------    ---------     ---------
                                                    (dollars in thousands, except per share data)
SELECTED BALANCES - AT PERIOD END
Total assets                              $ 347,829    $ 236,833    $ 164,082    $ 113,218     $  52,039
Total stockholders' equity                   20,028       17,132       15,522       13,675        14,949
Total loans (net)                           234,094      180,145      116,576       63,276        19,984
Total deposits                              278,434      195,688      135,857       90,991        34,631
SUMMARY RESULTS OF OPERATIONS
Interest income                           $  16,661    $  14,121    $  10,501    $   5,170     $   1,011
Interest expense                              5,170        5,998        4,549        2,022           277
Net interest income                          11,491        8,123        5,952        3,148           734
Provision for credit losses                     843          979          581          424           164
Net interest income after provision for
credit losses                                10,648        7,144        5,371        2,724           570
Noninterest income                            2,160        1,324          351          211            23
Noninterest expense                           8,583        6,445        4,664        3,786         1,992
Income (loss) before taxes                    4,225        2,023        1,058         (851)       (1,399)
Income tax expense (benefit)                  1,558          269            0            0             0
Net income (loss)                         $   2,667    $   1,754    $   1,058    $    (851)    $  (1,399)
PER SHARE DATA (1)
Net income (loss), basic                  $    0.92    $    0.61    $    0.36    $   (0.29)    $   (0.48)
Net income (loss), diluted                     0.86         0.58         0.36        (0.29)        (0.48)
Book value                                     6.91         5.92         5.38         4.74          5.18
GROWTH AND SIGNIFICANT RATIOS
% Change in net income                        52.05%       65.78%         N/M%         N/M%          N/A%
% Change in assets                            46.87%       44.34%       44.92%      117.56%          N/A%
% Change in net loans                         29.95%       54.53%       84.23%      216.63%          N/A%
% Change in deposits                          42.22%       44.04%       49.30%      162.74%          N/A%
Return on average assets                       0.91%        0.88%        0.78%       (1.07)%       (7.19)%
Return on average equity                      14.51%       10.56%        7.41%       (5.91)%      (17.23)%
Average equity to average assets               6.28%        8.36%       10.40%       18.22%        41.73%
Efficiency ratio (2)                          64.47%       70.91%       73.17%      112.58%       263.14%

(1)Adjusted for all years presented giving retroactive effect to the five for four stock split in the form of a 25% stock dividend paid on March 31, 2000, and a seven for five stock split in the form of a 40% stock dividend paid on June 15, 2001.
(2)Computed by dividing noninterest expense by the sum of net interest income on a tax equivalent basis and noninterest income, net of securities gains or losses. This is a non-GAAP financial measure, which we believe provides investors with important information regarding our operational efficiency. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiary the Bank. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.

         This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward looking statements can be identified by use of such words as "may", "will", "anticipate", "believes", "expects", "plans", "estimates", "potential", "continue", "should", and similar words or phases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements. The Company does not undertake to update any forward looking statements to reflect occurrences or events which may not have been anticipated as of the date of such statements.

GENERAL

         Eagle Bancorp, Inc. is a growing, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997 to be the holding company for the Bank. The Bank, our only subsidiary, was organized as an independent, community oriented, full-service alternative to the super regional financial institutions, which dominate our primary market area. The cornerstone of our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank has five offices serving the southern portion of Montgomery County and one office in the District of Columbia.

         The Company offers full commercial banking services to our business and professional clients as well as complete consumer banking services to individuals living and/or working in the service area. We emphasize providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near our primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community we serve. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. We have developed significant expertise and commitment as an SBA lender, have been designated a Preferred Lender, and are one of the largest SBA lenders, in dollar volume, in the Washington Metropolitan area.

CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

         The allowance for credit losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (a) Statement on Financial Accounting Standards ("SFAS") 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and are estimable and (b) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, is determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.

         Three basic components comprise our allowance for credit losses: a specific allowance, a formula allowance and a nonspecific allowance. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance to loans identified as impaired. An impaired loan may show deficiencies in the borrower's overall financial condition, payment record, support available from financial guarantors and/or the fair market value of collateral. When a loan is identified as impaired a specific reserve is established based on the Company's assessment of the loss that may be associated with the individual loan. The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as impaired. Loans identified as special mention, substandard, doubtful and loss, as well as impaired, are segregated from performing loans. Remaining loans are then grouped by type (commercial, commercial real estate, construction, home equity or consumer). Each loan type is assigned an allowance factor based on management's estimate of the risk, complexity and size of individual loans within a particular category. Classified loans are assigned higher allowance factors than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements regarding the borrower. Allowance factors grow with the worsening of the internal risk rating. The nonspecific formula is used to estimate the loss of non-classified loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements. The nonspecific allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

         Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and nonspecific allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on management's continuing assessment of the global factors discussed above and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. For additional information regarding the allowance for credit losses, refer to Notes 1 and 4 to the Consolidated Financial Statements and the discussion under the caption "Allowance for Credit Losses" below.

RESULTS OF OPERATIONS

         The Company reported net income of $2.67 million for the year ended December 31, 2002, as compared to income of $1.75 million for the year ended December 31, 2001 and income of $1.06 million for the year ended December 31, 2000. Income per basic share was $0.92 for the year ended December 31, 2002, as compared to $0.61 for 2001 and $0.36 for 2000. Income per diluted share was

$0.86 for 2002, $0.58 for 2001 and $0.36 for 2000. The Company enjoyed a return on average assets of 0.92% and return on average equity of 14.51% in 2002, as compared to returns on average assets and average equity of 0.88% and 10.56% respectively in 2001 and 0.78% and 7.41% in 2000. The Company recorded an income tax expense of $1.5 million for 2002, the first full year for which it recognized tax expense. During 2001, the Company recorded $269 thousand in income tax expense. The Company did not incur any income tax expense prior to the third quarter of 2001.

         During 2002, the Company recorded a provision for credit losses in the amount of $843 thousand. At December 31, 2002, the allowance for credit losses was $2.8 million, as compared to $2.1 million at December 31, 2001. The Company had net charge-offs of $188 thousand in 2002, less than 0.1% of average loans.

         During the year, the Company contributed $3.7 million in additional capital to the Bank from funds provided through a line of credit obtained by the Company and discussed later in this analysis. The contributions were made to support the Bank's growth and in order to maintain the Bank's status as "well capitalized" as defined by regulatory guidelines.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income in 2002 was $11.49 million compared to $8.12 million in 2001 and $5.95 million in 2000.

         The table labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" shows the average balances and rates of the various categories of the Company's assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference between the rate earned on assets less the cost of funds expressed as a percentage. While spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing liabilities in its calculation and is net interest income expressed as a percentage of total earning assets. Interest spread increased in 2002 from 2001 by 21 basis points, 3.75% from 3.54%; however, margin decreased 15 basis points, 4.16% from 4.31%. The decrease in margin while the spread increased is attributable to changes in mix in both earning assets and interest bearing liabilities. While there was an increase of 45% in average earning assets there was only an increase of 41% in net interest income reflecting the decline in margin. Following the average balance tables is a rate volume analysis table that clearly demonstrates the significance of a much larger base of earning assets contributing to income while the margin declined.

         The yield on earning assets decreased from 7.50% for the year ended December 31, 2001 to 6.03% for the year ended December 31, 2002, and the rates paid on interest bearing liabilities decreased from 3.96% for the year ended December 31, 2001 to 2.28% for the year ended December 31, 2002. The average yield on loans fell 125 basis points from 2001 to 2002, following a decline of 105 basis points from 2000 to 2001. These declines reflect the continued impact of the significant rate reductions effected by the Federal Reserve in 2001. The effect of the 2001 reductions in market rates continued through 2002, reflecting the lagging repricing of the fixed rate portion of the loan portfolio and the reduction of rates on new fixed rate loans. The investment portfolio yield declined from 2001 to 2002 by 186 basis points as the Bank maintained a portfolio of short term fixed rate securities and GNMA pass through mortgage backed securities. The yield on GNMA securities declined as mortgage refinancing accelerated, resulting in earlier repayment of mortgage backed securities, and reinvestment of the proceeds at lower current market rates. The decline in yield from 2001 to 2002 followed a decline of 72 basis points from 2000 to 2001. The federal funds rate had fallen to 1.75% by the end of 2001 and for 2002 averaged 1.56%, 227 basis points less than the average yield of 3.83% for 2001 and 456 basis points less than the 2000 average yield of 6.12%. In order to keep the investment portfolio short for liquidity and expectations that rates would start to move upward, and to obtain better short term yields, the Bank invested $6 million in interest bearing deposits with other banks, yielding 2.67%, a relatively attractive rate given their short term nature and low risk, as compared to the rates offered on federal funds and Treasury Bills. The decline in the yield on interest earning assets continues into 2003 following the Federal Reserve's November 2002 cut in the federal funds rate.

         On the liability side, management aggressively reduced rates on deposit accounts. The reduction in the rate on total interest bearing liabilities from 2001 to 2002 was 168 basis points which compares to a reduction of 147 basis points in the yield on earning assets over the same period. This follows a reduction in the cost of funds of 51 basis points from 2000 to 2001. The reduction in the rates paid by the Bank reduced the average rate on the cost of funds below 2% in the latter part of 2002. The cost of funds continued to decline into the first quarter of 2003 as management further reduced rates following the Federal Reserve's November cut and as a result of continued repricing of maturing certificates of deposit.

         It is anticipated that any further reductions in interest rates will have a significant adverse effect on earnings as rates paid on interest bearing liabilities, which are as low as 0.25% on NOW accounts, cannot continue to decline at the same rate as yields on loans and investments.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (dollars in thousands)

                                                   -------------------------------------------------------------------------
                                                                            Years Ended December 31
                                                   -------------------------------------------------------------------------
                                                                  2002                                   2001
                                                   ----------------------------------     ----------------------------------
                                                    Average                 Average        Average                 Average
                                                    Balance     Interest   Yield/Rate      Balance     Interest   Yield/Rate
                                                   ---------    --------   ----------     --------     ---------  ----------
ASSETS:
Interest earning assets:
  Interest bearing deposits with other banks       $   2,868    $     77      2.67%       $     158    $      9      6.00%
  Loans                                              210,303      14,379      6.84          149,056      12,054      8.09
  Investment securities                               57,983       2,124      3.68           32,530       1,803      5.54
  Federal funds sold                                   5,166          81      1.56            6,657         255      3.83
                                                   ---------    --------                  ---------    --------
    Total interest earning assets                    276,320      16,661      6.03%         188,401      14,121      7.50%
                                                   ---------    --------                  ---------    --------
  Total noninterest earning assets                    19,057                                 11,886
  Less: allowance for credit losses                    2,456                                  1,444
                                                   ---------                              ---------
    Total noninterest earning assets                  16,601                                 10,442
                                                   ---------                              ---------
    TOTAL ASSETS                                   $ 292,921                              $ 198,843
                                                   =========                              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
  NOW accounts                                     $  30,886    $     96      0.31%       $  20,896    $    232      1.11%
  Savings and money market accounts                   81,509       1,598      1.96           54,211       1,843      3.40
  Certificates of deposit $100,000 or more            41,683       1,337      3.21           35,791       2,006      5.61
  Other time deposits                                 36,902       1,301      3.70           25,493       1,405      5.51
  Customer repurchase agreements and
    federal funds purchased                           19,535         230      1.18           13,057         409      3.13
  Short-term borrowings                                2,847         126      4.43               --          --        --
  Long term borrowings                                12,982         482      3.71            2,155         103      4.78
                                                   ---------    --------                  ---------    --------
    Total interest bearing liabilities               226,344       5,170      2.28%         151,603       5,998      3.96%
                                                   ---------    --------                  ---------    --------
Noninterest bearing liabilities:
  Noninterest bearing demand deposits                 46,930                                 29,727
  Other liabilities                                    1,266                                    898
                                                   ---------                              ---------
    Total noninterest bearing liabilities             48,196                                 30,625
                                                                                          ---------
Stockholders' equity                                  18,381                                 16,615
    TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $ 292,921                              $ 198,843
                                                   =========                              =========
Net interest income                                             $ 11,491                               $  8,123
                                                                ========                               ========
Net interest spread                                                           3.75%                                  3.54%
Net interest margin                                                           4.16%                                  4.31%

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (dollars in thousands)

                                                          Year Ended December 31
                                                   -------------------------------------
                                                                    2000
                                                   -------------------------------------
                                                   Average                      Average
                                                   Balance        Interest    Yield/Rate
                                                   -------        --------    ----------
ASSETS:

Interest earning assets:
    Interest bearing deposits with other banks     $     68       $      4         6.18%
    Loans                                            84,767          7,746         9.14
    Investment securities                            39,490          2,473         6.26
    Federal funds sold                                4,548            278         6.12
                                                   --------       --------         ----
         Total interest earning assets              128,873         10,501         8.15%
                                                   --------       --------         ----
    Total noninterest earning assets                  8,670
    Less: allowance for credit losses                   787
                                                   --------
      Total noninterest earning assets                7,883
                                                   --------
      TOTAL ASSETS                                 $136,756
                                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
    NOW accounts                                   $ 15,681       $    295         1.88%
   Savings and money market accounts                 40,065          1,772         4.42
   Certificates of deposit $100,000 or more          23,551          1,325         5.63
   Other time deposits                               11,576            640         5.53
 Customer repurchase agreements and
       federal funds purchased                        8,485            350         4.13
   Short-term borrowings                              2,387            167         6.99
   Long-term borrowings                                  --             --          --
                                                   --------       --------         ----
          Total interest bearing liabilities        101,745          4,549         4.47%
                                                   --------       --------         ----

Noninterest bearing liabilities:
    Noninterest bearing demand deposits              19,892

    Other liabilities                                   548
                                                   --------
        Total noninterest bearing liabilities        20,440

Stockholders' equity                                 14,571
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                     $136,756
                                                   ========
Net interest income                                               $  5,952
                                                                  ========
Net interest spread                                                                3.68%
Net interest margin                                                                4.62%

         The rate/volume table shows the composition of the net change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increases in net interest income in 2002 as compared to 2001 is due to the growth in the volume of earning assets, augmented by average rate related declines in interest expense. For 2001 compared to 2000, the increase in net interest income primarily resulted from increased volume of earning assets.

RATE /VOLUME ANALYSIS OF NET INTEREST INCOME
(dollars in thousands)

                                              2002 compared with 2001                    2001 compared with 2000
                                        --------------------------------------------------------------------------------
                                                                     Total                                     Total
                                        Due to                     Increase       Due to                     Increase
                                        Volume      Due to Rate    (Decrease)     Volume      Due to Rate    (Decrease)
                                        -------------------------------------     --------------------------------------
INTEREST EARNED ON:
  Loans                                 $ 4,188       $(1,863)      $ 2,325       $ 5,874       $(1,566)      $ 4,308
   Investment securities                    932          (611)          321          (435)         (235)         (670)
   Interest bearing bank  deposits           73            (5)           68             5            --             5
   Federal funds sold                       (57)         (117)         (174)          129          (152)          (23)
                                        -------       -------       -------       -------       -------       -------
Total interest income                     5,136        (2,596)        2,540         5,573        (1,953)        3,620
                                        -------       -------       -------       -------       -------       -------

INTEREST PAID ON:
   NOW accounts                              31          (167)         (136)           98          (161)          (63)
   Savings and MMA accounts                 535          (780)         (245)          624          (553)           71
   Certificates of deposit                  581        (1,354)         (773)        1,464           (18)        1,446
   Customer repurchase agreements            72          (257)         (185)          183          (124)           59
   Other borrowings                         532           (21)          511            (7)          (57)          (64)
                                        -------       -------       -------       -------       -------       -------
Total interest expense                    1,751        (2,579)         (828)        2,362          (913)        1,449
                                        -------       -------       -------       -------       -------       -------
NET INTEREST INCOME                     $ 3,385       $   (17)      $ 3,368       $ 3,211       $(1,040)      $ 2,171
                                        =======       =======       =======       =======       =======       =======

NONINTEREST INCOME

         Noninterest income is exclusively from Bank operations and represents primarily service charge income and fees on deposit relationships, security gains/losses and gains on the sale of loans. The emphasis management placed on noninterest income resulted in a 64% increase in noninterest income from $1.3 million in 2001 to $2.1 million in 2002. Noninterest income increased 278% from 2000 to 2001, from $351 thousand to $1.3 million. The increase in noninterest income from 2000 to 2002 reflects the growth of the Bank and expanded sources of noninterest income. During the period the Bank concentrated on expanding both its SBA and residential mortgage lending activities, and in 2002 purchased bank owned life insurance contracts ("BOLI") which produced non- taxable income in 2002 of $85 thousand. Bank owned life insurance is a whole life insurance policy on certain directors and officers of the Bank with the Bank as beneficiary in the event of death of the director or officer. Income is recognized as the appreciation in underlying cash surrender value and is not taxable under current tax regulations. If the policy is redeemed for its cash value the appreciation in value becomes taxable. BOLI is carried as an asset on the books of the Bank under the category "Other assets".

         The increase in noninterest income reflected an increase in deposit account service charges, which increased 47% during 2002, from $704 thousand for the year ended December 31, 2001 to $1 million for the year ended December 31, 2002. Deposit account service charges increased 101% from $350 thousand in 2000 to $704 thousand in 2001. Increases in deposit account charges reflect the increased number of accounts and also the lower interest rate environment. As interest rates decline so do the earnings allowances (which are used to offset service charges) on demand deposit accounts so that an account, with the same activity, which paid no service charge when interest rates were high may currently be paying a charge because the earnings allowance is insufficient to cover activity charges. The Company is an active originator of SBA loans and sells the insured portion of those loans at a premium. Income from this source increased from $96 thousand in 2001 to $327 thousand in 2002. During 2002, the maximum loan eligible for an SBA guarantee was reduced, contributing to a slow down in this activity during the fourth quarter of 2002. While it can not be certain, management does not expect that the reduced level of activity will significantly affect the growth the Company has experienced in this source of income. The Company also originates residential construction and permanent loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $164 thousand in 2002 compared to $52 thousand in 2001. The success of the mortgage program is directly affected by the low interest rate environment in 2002 and this source of income may decline when interest rates begin to rise.

         Other items in noninterest income increased 158% in 2002 from $114 thousand for the year ended December 31, 2001 to $294 thousand for the same period in 2002. This category includes noninterest income fees such as documentation preparation and prepayment penalties. Also included in other noninterest income are SBA loan servicing fees and income from BOLI, both new sources of income in 2002. Income for the year ended December 31, 2002 was $45 thousand from SBA servicing fees and $85 thousand from BOLI. SBA loan servicing income is expected to increase as the number of loans originated and serviced by the Bank increases. Income from BOLI is expected to increase to $210 thousand in 2003 and remain stable thereafter.

NONINTEREST EXPENSE

         Noninterest expenses were $8.58 million in 2002, a 33% increase over the $6.44 million noninterest expense in 2001, which was a 38% increase over noninterest expense of $4.66 million in 2000. The increases in noninterest expense are consistent with the overall growth in assets of 112% from December 31, 2000 to December 31, 2002, and management's internal expectations.

         The most significant noninterest expense item is salaries and employee benefits, which were $4.50 million for the year ended December 31, 2002 an increase of 31% over the $3.45 million for the year ended December 31, 2001, which reflected a 41% increase over the $2.45 million for 2000. In 2002, the additional salary and benefit costs reflected the staffing of the new Gaithersburg office and additional staffing in the loan and operations areas, required to keep pace with the growth of the Bank, as well as compensation increases for existing staff. Increases in 2001 primarily reflected staffing of the K Street office and normal annual compensation increases. The increase in premises and equipment expenses of 35% from 2001 to 2002, $1.22 million to $1.65 million can be attributed to a full year of expenses for the K Street office, opened in 2001, the new Gaithersburg office and a new operations center opened in January 2002. The new operations center was added to accommodate the growing activities of the Bank.

         Other expenses increased 37% from the year ended December 31, 2001 to the year ended December 31, 2002, including a 37% increase in advertising expense from $144 thousand in 2001 to $197 thousand in 2002, and a 40% increase in outside data processing expense. Other expenses increased 36% from $1.3 million in 2001 to $1.7 million in 2002 and increased 33% from $968 thousand in 2000 to $1.3 million in 2001. In 2003, the Company expects that there will be a substantial increase in insurance premium expense upon renewal of policies, not only as a result of the growth of the Company but also as a result of general increases in premiums since September 11, 2001. In future periods, noninterest expenses to which the Company has not been subject to date, such as deposit insurance premiums which may be required as a result of declines in the reserve ratios of the deposit insurance funds, may have an adverse affect on the results of operations of the Company.

INCOME TAX

         The Company had income tax expense of $1.55 million in 2002 compared to $269 thousand in 2001, resulting in an effective tax rate of 36.9% and 13.3% respectively. In 2001, the Company recorded previously unrecorded deferred tax assets and began recognizing tax on its income on a fully taxable basis. The

Company recognized no federal income tax expense during 2000. It is expected that the Company will continue to record income tax expense based upon its taxable income in future years.

FINANCIAL CONDITION

         The Company ended the year with total assets of $347.8 million, an increase of 47% from assets of $236.8 million at December 31, 2001. At December 31, 2002 deposits were $278.4 million as compared to $195.7 million at December 31, 2001, an increase of 43%. Gross loans were at $236.9 million at December 31, 2002 as compared to $182.3 million at December 31, 2001, an increase of 30%. Other liabilities consisting of customer repurchase agreements, Federal Home Loan Bank ("FHLB") borrowings and advances under the Company's line of credit increased 109% from $23 million at December 31, 2001 to $48 million at December 31, 2002. Net loans increased 30% from $189.1 million at December 31, 2001 to $234.1 million at December 31, 2002. Other earning assets (investment securities, federal funds sold and interest bearing deposits) increased $40.2 million or 101%.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         The Company's investment securities portfolio is comprised primarily of
U. S. Treasury and Agency securities with maturities not exceeding seven years, except mortgage pass-through securities which have average expected lives of less than six years but contractual maturities of up to thirty years. Federal funds sold also represent a significant earning asset and are sold, on an unsecured basis, only to highly rated banks, in limited amounts both in the aggregate and to any one bank.

         The investment portfolio balance averaged approximately $58 million in 2002 compared to $32 million in 2001. The increase in investment securities resulted from the strong growth in deposits and increased borrowings which occurred in the second half of 2002. The rate of growth in liabilities out-paced loan growth during 2002 and excess funds were invested in the investment portfolio. The following tables and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company's investment securities.

         The Company classifies all investment securities as available for sale ("AFS"). This method of accounting requires that investment securities be reported at their fair value and the difference between the fair value and amortized cost (the purchase price adjusted by any accretion or amortization) be reported in the equity section as accumulated other comprehensive income, net of deferred taxes. At December 31, 2002, the Company reported an unrealized gain in AFS securities of $593 thousand and at December 31, 2001, an unrealized gain in AFS securities of $285 thousand. The accumulated comprehensive component of these unrealized gains was $392 thousand and $189 thousand respectively. The Company, except in a planned investment strategy or for liquidity needs, has no present plan or intention to sell these securities.

         In 2002, the Bank began using excess liquidity to invest in certificates of deposit of other banks, which generally offer more favorable rates than traditional short term investment securities. These deposits are in insured institutions, and are generally in amounts of $100 thousand or less. At December 31, 2002 the Bank had $6 million of this type of investment.

         The following table provides information regarding the composition of the Company's investment portfolio at the dates indicated. Amounts are reported at estimated fair value.

(dollars in thousands)

                                                                       December 31,
                                           -----------------------------------------------------------------------
                                                   2002                     2001                     2000
                                           --------------------     -------------------      ---------------------
                                                       Percent                 Percent                    Percent
                                           Balance     of Total     Balance    of Total      Balance      of Total
                                           -------     --------     -------    --------      -------      --------
U.S. Treasury                              $ 5,504        7.8%      $12,540       31.8%      $ 1,507        4.7%
U.S. Government agency obligations          20,114       28.6        14,537       36.9        26,769       82.6
GNMA mortgage backed securities             43,268       61.0        11,217       28.4         3,219        9.9
Federal Reserve and Federal Home Loan
  Bank Stock                                 1,564        2.3           880        2.2           627        1.9
Other equity investments                       225        0.3           265        0.7           276        0.9
                                           -------        ---       -------        ---       -------        ---
Total                                      $70,675        100%      $39,439        100%      $32,398        100%
                                           =======        ===       =======        ===       =======        ===

         The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted average yield of the investment portfolio at December 31, 2002. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)

                                               After One Year
                        One Year or Less     Through Five Years    After Five Years       After Ten Years            Total
                      -------------------    ------------------   ------------------    ------------------    -------------------
                                 Weighted              Weighted             Weighted              Weighted               Weighted
                      Carrying   Average     Carrying  Average    Carrying  Average     Carrying  Average     Carrying   Average
                      Value      Yield       Value     Yield      Value     Yield       Value     Yield       Value      Yield
                      --------   --------    --------  --------   --------  --------    -------- ---------    --------   --------
U.S. Treasury           $5,501      1.47%                                                                      $ 5,501     1.47%
U.S. Government
agency obligations       3,000      2.88%     14,968      4.13%     1,993      6.22%                            19,961     4.15
GNMA mortgage backed
securities                                                                                42,782     4.75%      42,782     4.75
Federal Reserve and
Federal Home Loan
Bank Stock                                                                                 1,564     5.36%       1,564     5.36
Other equity
investments                                                                                  274       --          274       --
                       -------      -----     -------     ------   -------     -------   -------     ------    -------     ----
Total                  $ 8,501      1.96%     $14,968     4.13%    $ 1,993     6.22%     $44,620     4.74%     $70,082     4.30%
                       =======      =====     =======     ======   =======     =======   =======     ======    =======     ====

         At December 31, 2002, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding ten percent of the Company's stockholders' equity.

LOAN PORTFOLIO

         In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the loan portfolio and earnings at the sacrifice of asset quality. However, loan growth in 2002, 2001 and 2000 was good with loans outstanding reaching $236.8 million at December 31, 2002 from $182.3 million at December 31, 2001, an increase of $54.5 million or 30%.

         During 2001, the Bank became active in the origination and selling of both residential mortgage loans and the insured portion of SBA loans. In 2002, in addition to the loans the Bank held for its portfolio it originated approximately $19 million in loans which were sold. At December 31, 2002, there were $5.5 million of loans held for sale and at December 31, 2001 there were $5.9 million of such loans.

         The Bank is primarily business oriented in its development focus. This is demonstrated by the 86% of the loan portfolio which is in commercial, real estate-commercial and construction loans as compared to 14% in home equity and other consumer loans.

         The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

(dollars in thousands)

                                                                       December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                   2002                2001                 2000                 1999                 1998
                            ------------------  ------------------  ------------------   -------------------  -------------------
                                      Percent             Percent              Percent              Percent              Percent
                             Balance  of Total   Balance  of Total   Balance   of Total   Balance   of Total   Balance   of Total
---------------------------------------------------------------------------------------------------------------------------------
Commercial                  $ 64,869   27.5%    $ 49,432   27.1%    $ 37,123    31.5%    $ 25,760    40.3%    $  6,983    34.7%
Real Estate - commercial     114,961   48.5       86,553   47.5       58,214    49.4       29,217    45.8       11,832    58.7
Construction                  23,180    9.8       15,512    8.5        9,952     8.4        3,545     5.6           --     0.0
Home equity                   30,631   12.9       26,656   14.6        9,129     7.8        2,133     3.3          167     0.8
Other consumer                 3,219    1.3        4,103    2.3        3,300     2.9        3,200     5.0        1,166     5.8
---------------------------------------------------------------------------------------------------------------------------------
      Total Loans           $236,860    100%    $182,256    100%    $117,718     100%    $ 63,855     100%    $ 20,148     100%
Less: allowance for
  credit losses                2,766               2,111               1,142                  579                 164
                            --------            --------            --------             --------             --------
    Loans, net              $234,094            $180,145            $116,576             $ 63,276             $ 19,984
                            ========            ========            ========             ========             ========

Loan Maturity:

The following table sets forth the term to contractual maturity of the loan portfolio as of December 31, 2002.

(dollars in thousands)

                                                                             Due in over
                                            Total        One Year or Less  One to Five Years Five to Ten Years   Over Ten Years
                                           ------------------------------------------------------------------------------------
Commercial                                 $ 64,869          $ 18,634          $ 43,863          $  1,945          $    427
Real estate - commercial                    114,961                --            10,000            84,249            20,712
Construction                                 23,180            20,188             2,992                --                --
Home equity                                  30,631                --            29,051             1,580                --
Other consumer                                3,219               914             1,963               342                --
                                           ------------------------------------------------------------------------------------
Total loans                                $236,860          $ 39,736          $ 87,869          $ 88,116          $ 21,139
                                           ====================================================================================

Loans with:
Predetermined fixed interest rate          $122,384          $ 11,043          $ 27,389          $ 66,089          $ 17,863
Floating interest rate                      114,476            28,693            60,480            22,027             3,276
                                           ------------------------------------------------------------------------------------
Total loans                                $236,860          $ 39,736          $ 87,869          $ 88,116          $ 21,139
                                           ====================================================================================

         Loan which have adjustable rates and fixed rate are all shown in the period of contractual maturity. Demand loans, having no contractual maturity, and overdrafts are reported as due in one year or less.

ALLOWANCE FOR CREDIT LOSSES

         The provision for credit losses represents the expense recognized to fund the allowance for credit losses. The amount of the allowance for credit losses is based on many factors which reflect management's assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank.

         Management has developed a comprehensive review process to monitor the adequacy of the allowance for credit losses. The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies. The results of this review process, in combination with conclusions of the Bank's outside loan review consultant, support management's view as to the adequacy of the allowance as of the balance sheet date. During 2002, a provision for credit losses was made in the amount of $843 thousand before net charge-offs of $188 thousand. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements; activity in the allowance for credit losses is contained in Note 4 to the Consolidated Financial Statements. Please refer to the discussion under the caption, "Critical Accounting Policies" for an overview of the underlying methodology management employs on a quarterly basis to maintain the allowance.

         At December 31, 2002, the Company had one loan classified as nonaccrual in the amount of $147 thousand of which $126 thousand was guaranteed by the SBA. There was one loan past due over ninety days and still accruing interest at December 31, 2002, in the amount of $818 thousand. Both of these loans are considered impaired as defined by Statement of Financial Accounting Standards No. 114. Please refer to Note 1 of the notes to the Consolidated Financial Statements under the heading Loans for a discussion of the Company's policy regarding impairment of loans.

         As part of its comprehensive loan review process, the Bank's Board of Director's Loan Committee and/or Board of Directors Credit Review Committee carefully evaluates loans over thirty days past due and considers if such loans should be classified as nonaccrual. The Committee(s) makes a thorough assessment of the conditions and circumstances surrounding each past due loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past due, unless they are well secured and in the process of collection. After reviewing the circumstances surrounding the $818 thousand loan, the Credit Review Committee determined that it was appropriate to continue the accrual of interest. The loan was extended to an automobile leasing company for the purpose of funding individual leases. During 2002, the loan became delinquent, and management worked with the borrower in efforts to return the loan to a current status. During the third quarter of 2002, management discovered that payments on the underlying leases were being diverted and not being used to service the loan as required by the loan agreement. The Bank exercised its rights under the loan agreement and instructed the lessees of the underlying leases to send all future lease payments directly to the Bank under a lockbox arrangement. The diversion of funds is believed to be the primary reason for the loan's delinquency. Subsequently, the borrower declared bankruptcy, however, the trustee assigned in the bankruptcy proceedings allowed the Bank to continue to collect payments directly from the lessees.

         In determining the accrual status of the loan, management and the Credit Review Committee evaluated the expected cash flow of the leases, the current underlying collateral value of the leases and the residual value of the underlying vehicles at the end of the leases.

         This evaluation resulted in a projected cash flow that was considered sufficient to amortize the net loan balance including interest. A specific reserve of $150 thousand was established for this loan. As of December 31, 2002, this specific reserve had been reduced by $52 thousand in charge-offs resulting in a remaining specific reserve of $98 thousand.

         The provision for credit losses was $843 thousand in 2002 compared to a provision for credit losses of $979 thousand in 2001. The higher provision in 2001 was as a result of the economic uncertainties surrounding the events of September 11, 2001 which affected some of the qualitative and quantitative factors that are imbedded in the analysis of the adequacy of the allowance for credit losses. The result of these factors was a provision that was $398 thousand higher in 2001 than the provision recorded in 2002. The 2002 provision was affected by $188 thousand in net charge-offs and $965 thousand in loans that were classified as impaired as of December 31, 2002. There were no loans classified as impaired during 2000 and 2001. The unallocated portion of the allowance to the total allowance remained consistent from December 31, 2001 to 2002 at 6% and 7% respectively.

         As the portfolio and allowance review process matures, there will be changes to different elements of the allowance and this may have an effect on the overall level of the allowance maintained. To date the Bank has enjoyed a very high quality portfolio with minimal net charge offs and very low delinquency. The maintenance of a high quality portfolio will continue to be management's prime objective as it relates to the lending process and to the allowance for credit losses.

         Management, aware of the strong loan growth experienced by the Company and the problems which could develop in an unmonitored environment, is intent on maintaining a strong credit review system and risk rating process. In January 2003, the Company established a credit department to perform interim analysis, manage classified credits and develop a credit scoring system for small business credits. Over time, this department will increase its review of credit analysis and processes. The Company is also reviewing its risk rating systems and is exploring the implementation of additional analytical procedures for risk ratings. The entire loan portfolio analysis process is an ongoing and evolving practice directed at maintaining a portfolio of quality credits and quickly identifying any weaknesses before they become irremediable.

         The following table sets forth activity in the allowance for credit losses for the periods indicated.

(dollars in thousands)

                                                           Year Ended December 31,
                                     -------------------------------------------------------------------
                                       2002           2001           2000           1999           1998
                                       ----           ----           ----           ----           ----
Balance at beginning of year         $ 2,111        $ 1,142        $   579        $   164             --
 Charge-offs:                             --             --             --             --             --
     Commercial                          192             --             --             --             --
     Real estate - commercial             --             --             --             --             --
     Construction                         --             --             --             --             --
     Home equity                          --             --             --             --             --
     Other consumer                       40             23             18             11             --
                                     -------        -------        -------        -------        -------
Total                                   (232)           (23)           (18)           (11)            --
                                     -------        -------        -------        -------        -------

Recoveries:
     Commercial                           26             --             --             --             --
     Real estate - commercial             --             --             --             --             --
     Construction                         --             --             --             --             --
     Home equity                          --             --             --             --             --
     Other consumer                       18             13             --              2             --
                                     -------        -------        -------        -------        -------
Total                                     44             13             --              2             --
                                     -------        -------        -------        -------        -------
Net charge-offs                         (188)           (10)           (18)            (9)            --
                                     -------        -------        -------        -------        -------
Additions charged to
operations                               843            979            581            424            164
                                     -------        -------        -------        -------        -------
Balance at end of period             $ 2,766        $ 2,111        $ 1,142        $   579        $   164
                                     =======        =======        =======        =======        =======

Ratio of net charge-offs during
the period to average loans
outstanding during the period           0.09%          0.01%          0.02%          0.02%          0.00%
--------------------------------------------------------------------------------------------------------

         At December 31, 2000, 1999 and 1998, the Company had not allocated any portion of the allowance for credit losses to any individual loan or any category of loans. In 2001, the Company began an allocation process which is reflected in the following table. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

(dollars in thousand)

                                                      Year Ended December 31,
                                       ----------------------------------------------------
                                              2002                          2001
                                       ----------------------------------------------------
                                       Amount      Percent (1)      Amount      Percent (1)
Commercial                             $1,134         27.5%         $  743         27.2%
Real estate - commercial                  862         48.5             701         49.1
Construction                              231          9.8             218         10.1
Home equity                               253         12.9             212         11.6
Other consumer                             83          1.3             100          2.0
Unallocated                               203           --             137           --
                                       ------          ---          ------          ---
Total allowance for credit losses      $2,766          100%         $2,111          100%
                                       ======          ===          ======          ===

(1) Represents the percent of loans in category to gross loans

NON-PERFORMING ASSETS

         The Company's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned, totaled $965 thousand at December 31, 2002 compared to $19 thousand at December 31, 2001. The percentage of non-performing assets to total assets was 0.28% at December 31, 2002 compared to 0.01% at December 31, 2001.

         Non-performing loans constituted all of the non-performing assets at December 31, 2002 and December 31, 2001. Non-performing loans at December 31, 2002 consist of loans in non-accrual status in the amount of $147 thousand and loans past due over ninety days of $818 thousand compared to no non-accrual loans and loans past due over ninety days of $19 thousand at December 31, 2001.

         The Company had no other real estate owned at either December 31, 2002 or 2001.

         The following table shows the amounts of non-performing assets at the dates indicated.

(dollars in thousands)

                                                  Year End December 31,
                                      --------------------------------------------
                                      2002      2001      2000      1999      1998
                                      ----      ----      ----      ----      ----
Nonaccrual Loans
    Commercial                        $147      $ --      $ --      $--       $ --
    Consumer                            --        --        --        --        --
    Real estate                         --        --        --        --        --

Accrual loans-past due 90 days
     Commercial                        818        19        15        --        --
     Consumer                           --        --        --        --        --
     Real estate                        --        --        --        --        --

Restructured loans                      --        --        --        --        --

Real estate owned
                                      ----      ----      ----      ----      ----
     Total non-performing assets      $965      $ 19      $ 15      $ --      $ --
                                      ====      ====      ====      ====      ====

         At December 31, 2002, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms.

DEPOSITS AND OTHER BORROWINGS

         The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and relationship certificates of deposits, from the local market areas surrounding the Bank's offices. The Bank also considers as part of its core deposits approximately $16 million of deposits from a local customer with a longstanding relationship with the Bank. These deposits are required to be classified as brokered deposits for regulatory purposes. The Bank's deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable and low-cost source of funding.

         One third of the Bank's deposits are made up of certificates of deposits, which are generally the most expensive form of deposit because of their fixed term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking and does not accept brokered certificates, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand. The Bank has paid negotiated rates for deposits in excess of $500 thousand but the rates paid have rarely been more than 25 to 50 basis points higher than posted rates and deposits have been negotiated at below market rates. In late 2000, to fund strong loan demand, the Bank began accepting certificates of deposits, generally in denominations of less than $100 thousand on a non brokered basis, from bank and credit union subscribers to a wholesale deposit rate line. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired, although it is possible for rates to significantly exceed local market rates. At December 31, 2002 the Bank held $16.4 million of these deposits at an average rate of 3.99% as compared to $12.3 million of these deposits, at an average rate of 4.52% at December 31, 2001. With the strong core deposit growth experienced by the Bank in 2002 these deposits are being allowed to mature and may not be renewed. However, the Bank has found this source of funds to be an effective funds management tool and may accept more of these deposits in the future.

         At December 31, 2002, the Company had approximately $64 million in noninterest bearing demand deposits, representing an 80% increase from $37 million in demand deposits at December 31, 2001. The percentage of demand deposits to total deposits from 2001 to 2002 rose by 4%, from 19% to 23%. These are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and indices of financial performance. For additional information relating to the composition of the Bank's deposit base, see average balance tables above and Note 6 to the Consolidated Financial Statements.

         As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $25 million at December 31, 2002, an 86% increase over December 31, 2001 balance of $13.5 million. Customer repurchase agreements are not deposits and are not FDIC insured but are secured by US Treasury and/or US government agency securities. These accounts are particularly suitable to businesses with significant change in the peaks and valleys of cash flow over a very short time frame often measured in days. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of

$100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

         At December 31, 2002, the Company had drawn $4.6 million against a line of credit provided by a correspondent bank as compared to $1.7 million at December 31, 2001. These borrowings are principally to fund additions of capital to the Bank in order to maintain its "well capitalized" ratio. At December 31, 2002, the Bank had $18.3 million of FHLB borrowings, as compared to $8 million at December 31, 2001. These advances are secured 50% by US government agency securities and 50% by a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio. For additional information regarding other borrowings, see Note 7 of the Consolidated Financial Statements.

         The following table provides information regarding the Bank's deposit composition at the dated indicated.

(dollars in thousands)

                                                                        December 31
                                                     2002                   2001                 2000
                                             ------------------     ------------------     ------------------
                                             Average    Average     Average    Average     Average    Average
                                             Balance     Rate       Balance     Rate       Balance     Rate
                                             --------   -------     ---------  -------     --------   -------
Noninterest bearing demand                   $ 46,930       --      $ 29,727      --       $ 19,892      --
Interest bearing transaction accounts          30,886    0.31%        20,896    1.11%        15,682    1.88%
Savings and money market and accounts          81,509    1.96%        54,211    3.40%        40,065    4.42%
Certificates of deposit $100,000 or more       41,683    3.21%        35,791    5.61%        23,551    5.63%
Other time                                     36,902    3.70%        25,493    5.51%        11,576    5.53%
                                             --------               --------               --------
Total                                        $237,910               $166,118               $110,766
                                             ========               ========               ========

The following table indicates the time remaining until maturity for the Bank's certificates of deposit of $100,000 or more as of December 31, 2002.

Due in:

3 months or less                             $  9,523
Over 3 through 6 months                        31,629
Over 6 through 12 months                        5,365
Over 12 months                                    472
                                             --------
Total                                        $ 46,989
                                             ========

         The following table provides information regarding the Company's short-term borrowings for the periods indicated. See Note 7 to the Consolidated Financial Statements for additional information regarding the Company's borrowings.

(dollars in thousands)

                                             Maximum Amount                                                 Ending
                                           Outstanding at Any     Average       Average       Ending        Average
Year Ended December 31,                         Month End         Balance         Rate        Balance        Rate
------------------------------             ------------------    ---------      -------      --------       -------
Customer repurchase agreements
and federal funds purchased
                                2002          $   26,560         $  19,534       1.18%       $ 25,054         0.50%
                                2001              17,078            13,057       3.13          13,452         1.70
                                2000              12,062             8,485       4.16          11,078         4.38

LIQUIDITY MANAGEMENT

         Liquidity is the measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor requirements for use of their funds. The Bank's sources of liquidity consist of cash balances, due from banks, loan repayments, federal funds sold and short term investments. These sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds. During 2002, the Company increased an established line of credit, with a correspondent bank, from $5 million to $10 million, against which it had drawn $4.6 million as of December 31, 2002. The Bank can purchase up to $11.6 million in federal funds on an unsecured basis and enter into reverse repurchase agreements up to $10 million. At year end 2002, the Bank was also eligible to take FHLB advances of up to $52 million, of which it had advances outstanding of $18.3 million.

         The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do banks which build an asset base on non-core deposits and other borrowings. The history of the Bank, while only four and one-half years, includes a period of rising interest rates and significant competition for deposit dollars. During that period the Bank grew its core business without sacrificing its interest margin in higher deposit rates for non-core deposits. There is, however, a risk that some deposits would be lost if rates were to spike up and the Bank elected not to meet the market. Under those conditions the Bank believes that it is well positioned to use other liability management instruments such as FHLB borrowing, reverse repurchase agreements and Bank lines to offset a decline in deposits in the short run. Over the long term an adjustment in assets and change in business emphasis could compensate for a loss of deposits. Under these circumstances, further asset growth could be limited as the Bank utilizes its liquidity sources to replace, rather than supplement, core deposits.

         Certificates of deposit acquired through the subscription service may be more sensitive to rate changes and pose a greater risk of disintermediation than deposits acquired in the local community. The Bank has limited the amount of such deposits to less than 15% of total assets, an amount which it believes it could replace with alternative liquidity sources, although there can be no assurance of this.

         The mature earning pattern of the Bank is also a liquidity management resource for the Bank. The earnings of the Bank are now at a level that allows the Bank to pay higher rates to retain deposits over a short period, while it adjusts it asset base repricing to offset a higher cost of funds. The cost of retaining business in the short run and the associated reduction in earnings can be preferable to reducing deposit and asset levels and restricting growth.

         At year end 2002, under the Bank's liquidity formula, it had $61 million of liquidity representing 17.5% of total Bank assets.

INTEREST RATE RISK MANAGEMENT

ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         A fundamental risk in banking, outside of credit risk, is exposure to market risk, or interest rate risk, since a bank's net income is largely dependent on net interest income. The Bank's Asset Liability Committee (ALCO) of the Board of Directors formulates and monitors the management of interest rate risk within policies established by it and the Board of Directors. In its consideration of establishing guidelines for levels and/or limits on market risk, the ALCO committee considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of attempting to match asset and liability components to produce a spread sufficient to provide net income to the bank at nominal rate risk. The Company, through ALCO, continually monitors the interest rate environment in which it operates and adjusts rates and maturities of its assets and liabilities to meet the market conditions. In the current low interest rate environment, the Company is keeping its assets either variably priced or with short term maturities or short average lives. At the same time it strives to attract longer term liabilities to lock in the lower cost of funds. In the current market, due to competitive factors and customer preferences, the effort to attract longer term fixed priced liabilities has not been as successful as the Company's best case asset liability mix would prefer. When interest rates begin to rise, the Company expects that it will seek to keep asset maturities and repricing periods short until rates appear to be nearing their top and then extend maturities to extend the benefit of higher rates. There can be no assurance that the Company will be able to successfully carry out this intention, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

         One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earning simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities. The model is then subjected to a "shock test" assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero. The results are measured by the effect on net income. The Company, in its latest model, shows a positive effect on income when interest rates immediately rise 200 basis points because of the short maturities of assets and a negative impact if rates were to decline further. With rates already at historic lows, a further reduction would reduce income on earning assets which could not be offset by a corresponding reduction in the cost of funds.

         The following table reflects the result of a "shock test" simulation on the December 31, 2002, earning assets and interest bearing liabilities and the change in net interest income resulting from the simulated immediate increase and decrease in interest of 100 and 200 basis points. Also shown is the change in the Market Value Portfolio Equity resulting from the simulation. The model as presented is projected for one year.

                                                                                  Percentage change in
         Change in interest      Percentage change        Percentage change       Market Value of
         rates (basis points)    in net interest income   in net income           Portfolio Equity
         --------------------    ----------------------   -----------------       --------------------
               +200                     + 8.8%                  + 21.1%                 + 10.7%
               +100                     + 4.8%                  + 11.4%                 +  6.8%
                  0                        --                       --                      --
               -100                     - 6.3%                  - 15.1%                 -  9.2%
               -200                     -16.2%                  - 39.0%                 - 16.7%

         Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

GAP

         Banks and other financial institutions are dependent upon net interest income, the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities. In falling interest rate environments, net interest income is maximized with longer term, higher yielding assets being funded by lower yielding short-term funds; however, when interest rates trend upward this asset/liability structure can result in a significant adverse impact on interest income. The current interest rate environment is signaling steady to possibly higher rates. Management has for a number of months shortened maturities in the Bank's investment portfolio and where possible also has shorten repricing opportunities for new loan requests. While management believes that this will help minimize interest rate risk in a rising environment, there can be no assurance as to actual results.

         GAP, a measure of the difference in volume between interest earning assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in particular time periods. At December 31, 2002, the Bank has a positive GAP of 16.15% out to three months and a cumulative negative GAP of 8.29% out to twelve months.

         If interest rates were to continue to decline further, the Bank's interest income and margin may be adversely effected. Because of the positive GAP measure in the 0 - 3 month period, continued decline in the prime lending rate will reduce income on repriceable assets within thirty to sixty days, while the repricing of liabilities will occur in later time periods. This will cause a short term decline in net interest income and net income in a static environment. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features of some of its assets. These factors have been thoroughly discussed with the Board of Directors Asset Liability Committee and management believes that current strategies are appropriate to current economic and interest rate trends. The negative GAP is carefully monitored and will be adjusted as conditions change.

GAP ANALYSIS

(dollars in thousands)

                                                   0-3       4-12      13-36      37-60    Over 60
 Repriceable in:                                 Months     Months     Months     Months    Months     Total
                                                 ------     ------     ------     ------    ------     -----
 ASSETS:
    Investment securities                       $ 12,459   $ 17,483   $ 14,000     10,000   $ 16,733   $ 70,675
    Interest bearing deposits in other banks       2,155      1,982      1,982         --         --      6,119
    Loans                                         97,953     17,180     46,658     59,057     21,558    242,406
    Federal funds sold                             3,012         --         --         --         --      3,012
                                                ---------------------------------------------------------------
 Total repriceable assets                        115,579     36,645     62,640     69,057     38,291    322,212
                                                ===============================================================

LIABILITIES:
    NOW accounts                                      --     19,984      3,997     15,987         --     39,968
    Savings and Money Market accounts             35,787     29,699     17,892      8,946         --     92,324
    Certificates of deposit                       19,251     48,071     13,396        992         --     81,710
    Customer repurchase agreements and
               federal funds purchased             7,516     10,022      2,505      5,011         --     25,054
    Other borrowing-short and long term            1,000      7,600     14,333         --         --     22,933
                                                ---------------------------------------------------------------
 Total repriceable liabilities                    63,554    115,376     52,123     30,936         --    261,989
                                                ===============================================================
 GAP                                            $ 52,025   $(78,731)  $ 10,517   $ 38,121   $ 38,291   $ 60,223
 Cumulative GAP                                   52,025    (26,706)   (16,189)    21,932     60,223
 Interval gap/earnings assets                      16.15%    (24.43)%     3.26%     11.83%     11.88%
 Cumulative gap/earning assets                     16.15%     (8.29)%    (5.02)%     6.81%     18.69%

         Although, NOW and MMA accounts are subject to immediate repricing, the Bank's GAP model has incorporated a repricing schedule to account for the historical lag in effecting rate changes and the amount of those rate changes relative to the amount of rate change in assets.

CAPITAL RESOURCES AND ADEQUACY

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces, and the overall level of growth. The adequacy of the Company's current and future capital needs is monitored by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

         The capital position of the Company's wholly-owned subsidiary, the Bank, continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for credit losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier1 capital to total average assets. At December 31, 2002, the Company's and Bank's capital ratios were in excess of the mandated minimum requirements. The Company's and Bank's capital ratios are presented in
Note 14 to the consolidated Financial Statements.

         During 2002, the Company continued to borrow funds under a line of credit with a correspondent bank in order to provide capital to fund anticipated growth and expansion at the Bank in excess of the growth permitted by reinvestment of earnings. At December 31, 2002, the amount outstanding under the line of credit was $4.6 million. The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowing, the sale of additional common stock, the sale of preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities. The Company is currently proposing to raise additional equity through the sale of additional shares of common stock. To the extent that the Company is unsuccessful in raising additional equity, it will be required to seek alternative sources, such as increased reliance on, or expansion of, its line of credit or the issuance of trust preferred securities. Increased borrowings or trust preferred securities will have an immediate interest cost, which will have an adverse impact on earnings, although they may require a lower internal rate of return on equity than common stock. To the extent that they are floating or variable rate, the future cost of additional borrowings or trust preferred securities may increase over time, while the cost of equity will remain fixed.

         In the event that the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and the Company and the Bank may be required to reduce their level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances net income and the rate of growth of net income may be adversely affected.

IMPACT OF INFLATION AND CHANGING PRICES

         The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.

NEW ACCOUNTING STANDARDS

         Refer to Note 1 of the Notes to Consolidated Financial Statements for statements on New Accounting Standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Please refer to Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Interest Rate Risk Management - Asset/Liability Management and Quantitative and Qualitative Disclosure About Market Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

Audit Committee of the
Board of Directors and
Stockholders of Eagle Bancorp, Inc.



We have audited the accompanying consolidated balance sheet of Eagle Bancorp, Inc as of December 31, 2002 and 2001, and the related consolidated statements of operation, changes in stock holders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial states are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Bancorp Inc. as of December 31, 2002 and 2001, and the consolidated results of the operations and cash flows for each of the three years in the period ending December 31, 202, in conformity with accounting principals generally accepted in the Unite States of America.

         /s/ Stegman & Company
         ---------------------

Stegman & Company
Baltimore, Maryland
February 7, 2003

EAGLE BANCORP, INC.
Consolidated Balance Sheets December 31, 2002 and 2001
(dollars in thousands)


ASSETS
                                                                               2002           2001
                                                                               ----           ----
Cash and due from banks                                                    $  18,569       $   6,483
Interest bearing deposits with other banks                                     6,119             161
Federal funds sold                                                             3,012              --
Investment securities available for sale                                      70,675          39,439
Loans held for sale                                                            5,546           5,673
Loans                                                                        236,860         182,256
Less allowance for credit losses                                              (2,766)         (2,111)
                                                                           ---------       ---------
 Loans, net                                                                  234,094         180,145
Premises and equipment, net                                                    3,601           3,172
Deferred income taxes                                                            464             391
Other assets                                                                   5,749           1,369
                                                                           ---------       ---------
           TOTAL ASSETS                                                    $ 347,829       $ 236,833
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Deposits:
    Noninterest bearing demand                                             $  64,432       $  37,235
    Interest bearing transaction                                              39,968          31,512
    Savings and money market                                                  92,324          61,572
    Time, $100,000 or more                                                    46,989          35,393
    Other time                                                                34,721          29,976
                                                                           ---------       ---------
          Total deposits                                                     278,434         195,688
Customer repurchase agreements
    and federal funds purchased                                               25,054          13,452
Other short-term borrowings                                                    8,600              --
Long-term borrowings                                                          14,333           9,675
Other liabilities                                                              1,380             886
                                                                           ---------       ---------
          Total liabilities                                                  327,801         219,701

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; authorized 20,000,000,
  Shares issued and outstanding 2,897,704 (2002) and 2,895,124 (2001)             29              29
Additional paid in capital                                                    16,541          16,515
Retained earnings                                                              3,066             399
Accumulated other comprehensive income                                           392             189
                                                                           ---------       ---------
          Total stockholders' equity                                          20,028          17,132
                                                                           ---------       ---------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                           $ 347,829       $ 236,833
                                                                           =========       =========

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

EAGLE BANCORP, INC.
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
(dollars in thousands, except per share data)

INTEREST INCOME                                                   2002          2001          2000
                                                                  ----          ----          ----
   Interest and fees on loans                                   $ 14,379      $ 12,054      $  7,746
   Taxable interest and dividends on investment securities         2,124         1,799         2,468
   Interest on balances with other banks                              77            13             9
   Interest on federal funds sold                                     81           255           278
                                                                --------      --------      --------
        Total interest income                                     16,661        14,121        10,501
                                                                --------      --------      --------

INTEREST EXPENSE
   Interest on deposits                                            4,332         5,486         4,032
   Interest on customer repurchase agreements and
       federal funds purchased                                       224           409           350
   Interest on short-term borrowings                                 132            --           167
   Interest on long-term borrowings                                  482           103            --
                                                                ------------------------------------
       Total interest expense                                      5,170         5,998         4,549
                                                                --------      --------      --------

NET INTEREST INCOME                                               11,491         8,123         5,952

PROVISION FOR CREDIT LOSSES                                          843           979           581
                                                                --------      --------      --------
NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES                                              10,648         7,144         5,371
                                                                --------      --------      --------

NONINTEREST INCOME
   Service charges on deposits                                     1,038           704           350
   Gain on sale of loans                                             491           148            --
   Gain (loss) on sale of investment securities                      337           358           (71)
    Other income                                                     294           114            72
                                                                --------      --------      --------
       Total noninterest income                                    2,160         1,324           351
                                                                --------      --------      --------

NONINTEREST EXPENSE
   Salaries and employee benefits                                  4,505         3,449         2,445
   Premises and equipment expenses                                 1,648         1,220           890
   Advertising                                                       197           144           108
   Outside data processing                                           488           349           253
   Other expenses                                                  1,745         1,283           968
                                                                --------      --------      --------
       Total noninterest expense                                   8,583         6,445         4,664
                                                                --------      --------      --------

INCOME BEFORE INCOME TAX EXPENSE                                   4,225         2,023         1,058

INCOME TAX EXPENSE                                                 1,558           269            --
                                                                --------      --------      --------
NET INCOME                                                      $  2,667      $  1,754      $  1,058
                                                                ====================================
INCOME PER SHARE
   Basic                                                        $   0.92      $   0.61      $   0.36
   Diluted                                                      $   0.86      $   0.58      $   0.36

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000
(dollars in thousands)

                                                                                               Accumulated
                                                                                    Retained       Other          Total
                                                           Common  Additional Paid  Earnings   Comprehensive   Stockholders'
                                                           Stock     in Capital     (Deficit)  Income (loss)      Equity
                                                           -----     ----------     ---------  -------------      ------
Balances at January 1, 2000                                $   17     $ 16,483      $ (2,413)     $   (412)      $  13,675

   Five -for-four stock split in the form of a 25% stock
       dividend                                                 4           (4)           --            --              --
   Net income                                                                          1,058            --           1,058
   Other comprehensive income-
     unrealized gain on investment
     securities available for sale                             --           --            --           789             789
                                                                                                                 ---------
   Total other comprehensive
      income                                                   --           --            --            --           1,847
                                                           ------     --------      --------      --------       ---------
Balances at December 31, 2000                                  21       16,479        (1,355)          377          15,522

   Seven-for-five stock split in the form of a 40% stock
       dividend                                                 8           (8)           --            --              --
   Exercise of options for 7,700 shares of common stock        --           44            --            --              44
   Net income                                                  --                      1,754            --           1,754
   Other comprehensive income-
     unrealized loss on investment
     securities available for sale                             --           --            --          (188)           (188)
                                                                                                                 ---------
    Total other comprehensive
      income                                                   --           --            --            --           1,610
                                                           ------     --------      --------      --------       ---------
Balances at December 31, 2001                                  29       16,515           399           189          17,132

  Exercise of options for 2,580 shares of common stock                      26                                          26
   Net income                                                  --           --         2,667            --           2,667
  Other comprehensive income-
    unrealized gain on investment
    securities available for sale                              --           --            --           203             203
                                                                                                                 ---------
  Total other comprehensive
    income                                                     --           --            --            --           2,896
                                                           ------     --------      --------      --------       ---------
  Balances at December 31, 2002                            $   29     $ 16,541      $  3,066      $    392       $  20,028
                                                           ======     ========      ========      ========       =========

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
(dollars in thousands)

                                                                        2002            2001            2000
                                                                     -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   2,667       $   1,754       $   1,058
       Adjustments to reconcile net income to net cash provided
                  (used) by operating activities:
       Provision for credit losses                                         843             979             581
       Increase in deferred income taxes                                  (178)           (391)
       Depreciation and amortization                                       557             420             341
       Gains on sale of loans                                             (491)            (96)             --
       Origination of loans held for sale                              (19,110)         (8,628)             --
       Proceeds from sale of loans held for sale                        19,728           3,051              --
       (Gains) loss on sale of investment securities                      (337)           (358)             71
       Increase in other assets                                           (380)            (53)           (589)
       Increase in other liabilities                                       494             301             290
                                                                     -----------------------------------------
         Net cash provided (used) by in operating activities             3,793          (3,021)          1,752

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in interest bearing deposits with other banks               (5,958)            (46)           (115)
   Purchases of available for sale investment securities              (385,210)       (147,397)        (48,929)
   Proceeds from maturities of available for sale securities           333,993         131,113          43,915
   Proceeds  from sale of available for sale securities                 20,626           9,413           9,929
   Decrease (increase) in federal funds sold                            (3,012)          2,121           3,979
   Net increase in loans                                               (54,792)        (64,548)        (53,881)
   Bank premises and equipment acquired                                   (986)           (968)           (280)
   Purchase of BOLI                                                     (4,000)             --              --
                                                                     -----------------------------------------
      Net cash used in investing activities                            (99,339)        (70,312)        (45,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                                 82,746          59,831          44,866
   Increase in customer repurchase agreements and
        federal funds purchased                                         11,602           2,374           3,095
   Increase (decrease) in other short-term borrowings                    8,600          (1,040)            765
   Proceeds from long-term borrowings                                    4,658           9,675              --
   Issuance of common stock                                                 26              44              --
                                                                     -----------------------------------------
      Net cash provided by financing activities                        107,632          70,884          48,726

NET INCREASE (DECREASE) IN CASH                                         12,086          (2,449)          5,096

CASH AND DUE FROM BANKS AT
   BEGINNING OF YEAR                                                     6,483           8,932           3,836
                                                                     -----------------------------------------
CASH AND DUE FROM BANKS AT
   END OF YEAR                                                       $  18,569       $   6,483       $   8,932
                                                                     =========================================

SUPPLEMENTAL CASH FLOWS INFORMATION:
    Interest paid                                                    $   5,092       $   6,029       $   4,349
                                                                     =========================================
    Income taxes paid                                                $   1,840       $     647       $      --
                                                                     =========================================

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Notes to Consolidated Financial Statements for the Years Ended December 31, 2002, 2001 and 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Eagle Bancorp, Inc. (the "Company") and its subsidiary, EagleBank (the "Bank") with all significant intercompany transactions eliminated. The investment in subsidiary is recorded on the Company's books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2002. The following is a summary of the more significant accounting policies.

         NATURE OF OPERATIONS

         The Company, through its bank subsidiary, provides domestic financial services primarily in Montgomery County, Maryland and Washington, D.C. The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         CASH FLOWS

         For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and federal funds sold (items with an original maturity of three months of less).

         LOANS HELD FOR SALE

         The Company engages in sales of residential mortgage loans and the guaranteed portion of Small Business Administration ("SBA") loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations.

         When the Company retains the servicing rights to collect and remit principal and interest payments, manage escrow account matters and handle borrower relationships on mortgage loans sold, resulting service fee income is included in noninterest income. The Company's current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2002.

         INVESTMENT SECURITIES

         The Company and Bank have elected to account for all investment securities as available for sale. Those securities are carried at estimated fair value. Unrealized gains and losses on investment securities available for sale, net of related deferred income taxes, are recognized as accumulated other comprehensive income, a separate component of stockholders' equity. The cost of investment securities sold is determined using the specific identification method.

         LOANS

         Loans are stated at the principal amount outstanding, net of origination costs and fees. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Company's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Fees charged and costs capitalized for originating loans are being amortized on the interest method over the term of the loan.

         Management considers loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are tested for impairment once principal or interest payments become ninety days or more past due and they are placed on nonaccrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer installment loans which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company's impairment on such loans is measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis.

         ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level. Among the factors considered are lending risks associated with growth and entry into new markets, loss allocations for specific nonperforming credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Allowances for impaired loans are generally determined based on collateral values. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The allowance for credit losses may consist of an allocated component and an unallocated component.

         The components of the allowance for credit losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different from the amount determined by application of the formula allowance. For other problem graded credits, allowances are established according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. The nonspecific allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of outside review consultants, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Executive management reviews these conditions quarterly.

         Management believes that the allowance for credit losses is adequate, however, determination of the allowance is inherently subjective and requires significant estimates. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Evaluation of the potential effects of these factors on estimated losses involves a high degree of uncertainty, including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank periodically review the Bank's loan portfolio and allowance for credit losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

         PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from three to ten years for furniture, fixtures and equipment, three to five years for computer software and hardware, and ten to forty years for buildings and building improvements. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever are shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred.

         ADVERTISING

         Advertising costs are generally expensed as incurred.

         INCOME TAXES

         The Company uses the liability method of accounting for income taxes. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are settled. During 2001, management determined that the realization of previously unrecorded net deferred tax assets were more likely than not and therefore recorded previously unrecognized net deferred tax assets. Subsequent to the recognition of the net deferred tax assets the Company recorded current income tax expense. The Company did not record any tax expense or benefit for years prior to 2001.

         NET INCOME PER COMMON SHARE

         Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year including any potential dilutive effects of common stock equivalents, such as options and warrants.

         NEW ACCOUNTING STANDARDS

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (a previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001. The adoption of SFAS No. 144 did not affect the financial position or results of operations of the Company.

         In December 2002, the Financial accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require additional and more frequent disclosures in financial statements about the effects of stock-based compensation. Adoption of SFAS No. 148 had no effect on the financial position or results of operations of the Company.

2.       CASH AND DUE FROM BANKS

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2002, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Bank

3.       INVESTMENTS AVAILABLE FOR SALE

The amortized cost and estimated fair values of investments available for sale at December 31, 2002 and 2001 are as follows:

         (in thousands)                                              Gross          Gross        Estimated
                                                      Amortized    Unrealized     Unrealized        Fair
                   2002                                 Cost         Gains          Losses         Value
                   ----                               ----------------------------------------------------
U. S. Treasury securities                             $  5,501      $      3       $     --       $  5,504
U. S. Government agency securities                      19,961           153                        20,114
GNMA mortgage backed securities                         42,782           493             (7)        43,268
Federal Reserve and Federal Home Loan Bank stock         1,564            --             --          1,564
Other equity investments                                   274            --            (49)           225
                                                      ----------------------------------------------------
        Total                                         $ 70,082      $    649       $    (56)      $ 70,675
                                                      ====================================================

                                                                     Gross          Gross        Estimated
                                                      Amortized    Unrealized     Unrealized        Fair
                   2001                                 Cost         Gains          Losses          Value
                   ----                               ----------------------------------------------------
U. S. Treasury securities                             $ 12,538      $      2       $     --       $ 12,540
U. S. Government agency securities                      14,289           284            (36)        14,537
GNMA mortgage backed securities                         11,178           103            (64)        11,217
Federal Reserve and Federal Home Loan Bank stock           880            --             --            880
Other equity investments                                   269             5             (9)           265
                                                      ----------------------------------------------------
        Total                                         $ 39,154      $    394       $   (109)      $ 39,439
                                                      ====================================================

The amortized cost and estimated fair values of investments available for sale at December 31, 2002 and 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        2002                       2001
                                              Amortized   Estimated Fair   Amortized   Estimated Fair
                                                Cost          Value          Cost           Value
                                              -------------------------------------------------------
Amounts maturing:
   One year or less                            $ 8,501      $ 8,545      $12,387      $12,391
   After one year through five years            14,968       15,037       10,943       10,974
   After five years through ten years            1,993        2,036        3,497        3,712
   GNMA mortgage backed securities              42,782       43,268       11,178       11,217
   FRB, FHLB and  other equity securities        1,838        1,789        1,149        1,145
                                              -------------------------------------------------------
       Total                                   $70,082      $70,675      $39,154      $39,439
                                               ======================================================

Realized gains on sales of investment securities were $343 thousand and realized losses on sales of investment securities were $6 thousand in 2002, the realized gains on sales of investment securities were $375 thousand and realized losses on sales of investment securities were $17 thousand in 2001 and the realized losses on sales of investment securities were $71 thousand in 2000. Proceeds from sales of securities in 2002 were $20.6 million, in 2001 were $9.41 million and in 2000 were $9.9 million.

At December 31, 2002, $37.9 million fair value of securities were pledged as collateral for certain government deposits, FHLB advances and the Bank's customer repurchase agreement program. The outstanding balance of no single issuer, except for U. S. Government and U. S. Government agency securities, exceeded ten percent of stockholders' equity at December 31, 2002 or 2001.

4.       LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Bank makes loans to customers primarily in Montgomery County, Maryland and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized deferred fees, at December 31, 2002 and 2001 are summarized by type as follows:

(dollars in thousands)

                                                    2002         2001
                                                    ----         ----
Commercial                                     $  64,869    $  49,432
Real estate - commercial                         114,961       86,553
Construction                                      23,180       15,512
Home equity                                       30,631       26,656
Other consumer                                     3,219        4,103
                                               ---------    ---------
    Total loans                                  236,860      182,256
       Less: allowance for credit losses          (2,766)      (2,111)
                                               ---------    ---------
Loans, net                                     $ 234,094    $ 180,145
                                               =========    =========

Activity in the allowance for credit losses for the years ended December 31, 2002, 2001 and 2000 is shown below:

                                    2002         2001          2000
                                  -------       -------       -------
Balance at beginning of year      $ 2,111       $ 1,142       $   579
Provision for credit losses           843           979           581
Loan charge-offs                     (232)          (23)          (18)
Loan recoveries                        44            13            --
                                  -------       -------       -------
Balance at end of year            $ 2,766       $ 2,111       $ 1,142
                                  =======       =======       =======

Information regarding impaired loans at December 31, 2002 and 2001 is as follows:

                                                                  2002        2001
                                                                  ----        ----
 Impaired loans with a valuation allowance                       $  965      $   --
 Impaired loans without a valuation allowance                        --          --
                                                                 ------      ------
     Total impaired loans                                        $  965      $   --
                                                                 ======      ======

 Allowance for credit losses related to impaired loans           $  121      $   --
 Allowance for credit losses related to other than impaired
loans                                                             2,645       2,111
                                                                 ------      ------
     Total allowance for credit losses                           $2,766      $2,111
                                                                 ======      ======
 Average impaired loans for the year                             $  202      $   --
 Interest income on impaired loans recognized on a cash basis    $   17      $   --

5.       PREMISES AND EQUIPMENT

Premises and equipment include the following at December 31:

(dollars in thousands)

                                          2002          2001
                                          ----          ----
Leasehold improvements                 $ 2,041       $ 1,826
Furniture and equipment                  3,227         2,456
Premises and equipment                   5,268         4,282
   Less accumulated depreciation
     and amortization                   (1,667)       (1,110)
                                       -------       -------
Total premises and equipment, net      $ 3,601       $ 3,172
                                       =======       =======

The Company occupies banking and office space in seven locations under noncancellable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 10 years and provide for one or more 5-year renewal options. The leases provide for percentage annual rent escalations and require that the lessee pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $769 thousand in 2002, $546 thousand in 2001, and $357 thousand in 2000. At December 31, 2002, future minimum lease payments under noncancellable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
                                       2003           $  793
                                       2004              795
                                       2005              783
                                       2006              809
                                       2007              830
                                 Thereafter            1,876
                                                      ------
    Total minimum lease payments                      $5,886
                                                      ======

6.       DEPOSITS

(dollars in thousands)

The remaining maturity of certificates of deposit $100,000 or more at December 31, 2002 and 2001 are as follows:

                               2002         2001
                              --------------------
Three months or less          $ 9,523      $ 9,074
More than three months
   through six months          31,629        9,058
More than six months
   through twelve months        5,365       15,698
Over twelve months                472        1,563
                              -------      -------
         Total                $46,989      $35,393
                              =======      =======

Interest expense on deposits for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                   2002        2001        2000
                                  ------      ------      ------
Interest bearing transaction      $   95      $  232      $  295
Savings and money market           1,599       1,843       1,772
Time, $100,000 or more             1,337       2,006       1,325
Other time                         1,301       1,405         640
                                  ------      ------      ------
    Total                         $4,332      $5,486      $4,032
                                  ======      ======      ======

As of December 31, 2001, the Bank held $16 million in deposits, from one relationship, which, for regulatory reporting purposes, are considered brokered deposits.

7.       BORROWINGS

Information relating to short and long term borrowings is as follows for the years ended December 31:


Short-term borrowing                                            2002                    2001
                                                         Amount      Rate       Amount          Rate
                                                        -------------------     ----------------------
At Year-End
   Customer repurchase agreements                       $ 25,054      0.50%      13,452          1.70%
   Federal Home Loan Bank - current portion                4,000      2.79%          --              -
   Bank line of credit                                     4,600      4.00%          --              -
                                                        --------                -------
         Total                                          $ 33,654                 13,452

Average for the Year:
   Customer repurchase agreements and
          federal funds purchased                       $ 19,189      1.16%     $ 3,057          3.13%
   Federal Home Loan Bank - current portion                1,852      2.79%          --              -
   Bank line of Credit                                     2,818      4.48%      $  533          5.92%

Maximum Month-end Balance:
   Customer repurchase agreements and
        federal funds purchased                         $ 26,560      1.50%     $17,078          6.00%
   Federal Home Loan Bank - current portion                4,000      2.79%          --              -
   Line of credit                                          4,600      4.50%       1,675          4.75%

Long-term borrowing
  Bank line of credit due 2002                          $     --                $ 1,675          4.00%
  Federal Home Loan Bank due 2005                          8,000      4.28%       8,000          4.28%
  Federal Home loan Bank due 2004                          4,000      2.79%          --            --
  Federal Home Loan Bank due 2005                          2,333      2.79%          --            --
                                                        --------                -------          ----
       Total long-term borrowing                        $ 14,333                $ 9,675
                                                        ========                =======

The Company offers its business customers a repurchase agreement sweep account in which it sells to the customer U. S. Government and U. S. Government agency securities segregated in its investment portfolio for this purpose. By entering into the agreement the customer agrees to have the Bank repurchase the designated securities on the business day following the initial transaction in consideration of the payment of interest at the rate prevailing on the day of the transaction.

The Bank has commitments from correspondent banks under which it can purchase up to $11.6 million in federal funds and $10 million in secured reverse repurchase agreements on a short-term basis. The Bank also can draw Federal Home Loan Bank advances up to $52 million against which it had $18.3 million outstanding at December 31, 2002. The Company has a line of credit approved for $10 million secured by stock in the Bank against which it had borrowings outstanding of $4.6 million at December 31, 2002.

8.       INCOME TAXES

Federal and state income tax expense (benefit) consist of the following:

                                             Periods Ended December 31
                                          2002         2001         2000
                                        ---------------------------------
Current federal income tax              $ 1,434       $   601       $  --
Current state income tax                    318            59
   Total current                          1,752           660          --
                                         --------------------------------
Deferred federal income
  tax expense (benefit)                    (159)         (313)         --
Deferred state income
  tax expense (benefit)                     (35)          (78)         --
                                         --------------------------------
   Total deferred                          (194)         (391)         --
                                         --------------------------------
Total income tax expense (benefit)      $ 1,558       $   269       $  --
                                         ================================

The following table is a summary of the tax effect of temporary differences that give rise to significant portions of deferred tax assets:

                                            Periods Ended December 31
                                          2002         2001         2000
                                         --------------------------------
Deferred tax assets:
    Allowance for credit losses         $   731        $  531       $ 258
   Deferred loan fees and costs              --            --          44
   Other                                     29            57          30
   Net operating loss carryforwards          --            --         166
Gross deferred tax assets                   760           588         498
   Less valuation allowance                 (--)          (--)       (279)
                                         --------------------------------
Total deferred tax assets                   760           588         219
                                         --------------------------------

Deferred tax liabilities:
   Unrealized gain on securities
     available for sale                    (218)          (97)       (128)
   Premises and equipment                   (78)          (88)        (91)
   Deferred loan fees and costs              --           (12)         --
                                         --------------------------------
   Total deferred tax liabilities          (296)         (197)       (219)
Net deferred income taxes               $   464       $   391       $   0
                                         ================================

During 2001, management determined that the realization of previously unrecorded deferred tax assets was more likely than not. Accordingly the valuation allowance was removed in 2001.

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate follows:

                                           Periods Ended December 31
                                          2002        2001        2000
                                          ----------------------------
Statutory federal income tax rate         34.0%       34.0%       34.0%
State income taxes, net of federal
   income tax benefit                      3.8          --          --
Non-taxable income                        (0.7)         --          --
Valuation allowance                         --       (20.9)      (34.0)
Other                                     (0.2)        0.2          --
                                          ----------------------------
Effective tax rates                       36.9%       13.3%        0.0%
                                          ============================

9.       INCOME PER COMMON SHARE

In the following table, basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the year. The diluted earnings per share is calculated by dividing net income by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options. Historical amounts have been restated as a result of the seven-for-five stock split in the form of a 40% stock dividend declared in 2001.

The calculation of net income per common share for the years ended December 31 was as follows:

                                           2002        2001        2000
                                          ------------------------------
Basic:
Net income allocable to common
  stockholders                            $2,667      $1,754      $1,058
Average common shares outstanding          2,895       2,890       2,887
Basic net income per share                $ 0.92      $ 0.61      $ 0.36

Diluted:

Net income allocable to common
  stockholders                            $2,667      $1,754      $1,058
Average common shares outstanding          2,895       2,890       2,887
    Adjustment for stock options             211         144          22
    Average common shares
  outstanding-diluted                      3,106       3,034       2,909
Diluted net income per share              $ 0.86      $ 0.58      $ 0.36


As of December 31, 2002, there were 1,150 shares, and as of December 31, 2001 and 2000 there were -0-shares excluded from the diluted net income per share computation because the option price exceeded the market price and therefore, their effect would be anti-dilutive.

10.      RELATED PARTY TRANSACTIONS

Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2001 and 2000.

                              2002          2001
                            ---------------------
Balance at January 1        $ 2,256       $ 2,001
Additions                     1,476           531
Repayments                     (776)         (276)
                            ---------------------
Balance at December 31      $ 2,956       $ 2,256
                            =====================

11.      STOCK OPTION PLAN

The stockholders, at their May 14, 1998 meeting, approved the Eagle Bancorp, Inc. 1998 Stock Option Plan (the "Plan") which was amended at the May 21, 2002 meeting. The plan provides for the periodic granting of incentive and nonqualifying options to selected key employees and members of the Board on a periodic basis. Options for not more than 579,025 shares of common stock may be granted under the Plan and the term of such options shall not exceed ten years.

Following is a summary of changes in shares under option for the years indicated:

                                                                        Year Ended December 31,
                                                    2002                         2001                         2000
                                          ---------------------------------------------------------------------------------
                                                                                                                   Weighted
                                                         Weighted                     Weighted                      Average
                                            Number       Average        Number        Average         Number       Exercise
                                          of Shares   Exercise Price  Of Shares    Exercise Price    of Shares      Price
                                          ---------   --------------  ---------    --------------    ---------     --------
Outstanding at beginning of year              421        $  6.72         333           $ 5.71           306         $ 5.71
Granted                                        20          10.05          96            10.06            30           5.80
Exercised                                      (3)        (10.08)         (8)            5.71            --           0.00
Cancelled                                      --             --          --            (5.71)           (3)         (5.71)
                                          ---------------------------------------------------------------------------------
Outstanding at end of year                    438         $ 7.09         421           $ 6.72           333         $ 5.72
Weighted average fair value of options
   granted during the year                                $ 6.19                       $ 4.35                       $ 3.10

Weighted average remaining contract life                     6.80 years


                                       Weighted Average
                                           Remaining                Weighted
    Range of                             Contract Life               Average
 Exercise Price          Number            (in years)             Exercise Price
 --------------          -------       -----------------           --------------
 $ 5.54-$ 6.07           330,606              6.1                    $  5.72
 $13.05-$10.36            98,097              8.9                    $ 10.21
 $11.00-$15.75             9,264              8.7                    $ 11.62
                         -------                                     -------
                         437,967                                     $  6.85
                         =======                                     ========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the years ended December 31, 2002, 2001 and 2000.

                                  2002             2001                 2000
                                  ----             ----                 ----
Dividend yield                   0.00%            0.00%                0.00%
Expected volatility             20.00%           10.00%               10.00%
Risk free interest               5.04%     4.84 - 5.68%          5.28%-6.46%
Expected lives (in years)           10               10                   10

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the three years ended December 31, 2002. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the years ended December 31.

                                                             2002              2001             2000
                                                           --------------------------------------------
Net income,  as reported                                   $   2,667          $  1,754          $ 1,058
Less pro forma stock-based compensation expense
   determined under the fair value method, net of
   related tax effects                                          (125)             (394)             (83)
Pro forma net income                                       $   2,542           $ 1,360          $   975

Net income  per share:
   Basic - as reported                                     $    0.92           $  0.61          $  0.36
   Basic - pro forma                                       $    0.88           $  0.47          $  0.34
   Diluted - as reported                                   $    0.86           $  0.58          $  0.36
   Diluted - pro forma                                     $    0.82           $  0.45          $  0.34


The pro forma amounts are not representative of the effects on reported net income for future years.

12.      EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan covering all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company made contributions to the Plan of approximately $87 thousand, $62 thousand and $46 thousand in 2002, 2001 and 2000, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

13.      COMMITMENTS AND CONTINGENCIES

Various commitments to extend credit are made in the normal course of banking business. Letters of credit are also issued for the benefit of customers. These commitments are subject to loan underwriting standards and geographic boundaries consistent with the Company's loans outstanding.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Outstanding loan commitments and lines and letters of credit at December 31, 2002 and 2001 are as follows:

                                            2002             2001
                                          -------------------------
Loan commitments                          $ 49,140         $ 32,295
Unused lines of credit                      72,349           47,885
Letters of credit                            2,233            1,757

Because most of the Company's business activity is with customers located in the Washington, DC, metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, and, as such, its performance will be influenced by the economy of the region.

At December 31, 2002 the Company also had commitments to vendors for leasehold improvement and equipment acquisitions associated with the Bank's new Shady

Grove office and completion of a new operations center. The amount of these commitments at December 31, 2002 was $553 thousand.

In the normal course of business, the Company may become involved in litigation arising from banking, financial, and other activities. At December 31, 2002, the Company was not involved in any litigation.

14.      REGULATORY MATTERS

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets(as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and Bank met all capital adequacy requirements to which they are subject.

The actual capital amounts and ratios for the Company and Bank as of December 31, 2002 and 2001 are presented in the table below:

(In Thousands of Dollars)

                                                                                                    To Be Well
                                                                                                    Capitalized
                                                                                                     Under Prompt
                                                                                     For Capital     Corrective
                                              Company                   Bank          Adequacy         Action
                                               Actual                  Actual         Purposes       Provisions*
                                         ---------------------------------------------------------------------------------------
                                          Amount    Ratio        Amount     Ratio      Ratio          Ratio
---------------------------------------------------------------------------------------------------------------------------
As of December 31, 2002
   Total capital (to risk weighted
     assets)                             $ 22,402    8.7%       $ 26,671    10.4%       8.0%          10.0%
   Tier 1 capital (to risk weighted
    assets)                              $ 19,636    7.6%       $ 23,905     9.2%       4.0%           6.0%
   Tier 1 capital (to average
    assets)                              $ 19,636    6.7%       $ 23,905     7.0%       3.0%           5.0%

As of December 31, 2001
    Total capital (to risk weighted
       assets)                           $ 19,054    9.9%       $ 19,631    10.2%       8.0%          10.0%
    Tier 1 capital (to risk weighted
    assets)                              $ 16,943    8.8%       $ 17,520     9.1%       4.0%           6.0%
    Tier 1 capital ( to average
     assets)                             $ 16,943    7.3%       $ 17,520     7.6%       3.0%           5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2002, the Bank was limited from paying dividends to its parent company by the positive amount of retained earnings it held and the requirement to meet certain capital ratios. In October 2002, and December 2001 the Bank paid dividends of $200 thousand and $150 thousand, respectively, to the Company.

15.      FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a portion of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial istruments' values and should not be considered an indication of the fair value of the Company taken as a whole.

Cash and federal funds sold: For cash and due from banks, and federal funds sold the carrying amount approximates fair value.

Investment securities: For these instruments, fair values are based on published market or dealer quotes.

Loans net of unearned interest: For variable rate loans that reprice on a scheduled basis, fair values are based on carrying values.

The fair value of the remaining loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term.

Noninterest bearing deposits: The fair value of these deposits is the amount payable on demand at the reporting date.

Interest bearing deposits: The fair value of interest bearing transaction, savings, and money market deposits with no defined maturity is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits would be accepted.

Customer repurchase agreements and other borrowings: The carrying amount for variable rate borrowings approximate the fair values at the reporting date. All of the Company's borrowings are on a variable rate basis.

Off-balance sheet items: Management has reviewed the unfunded portion of commitments to extend credit, as well as standby and other letters of credit, and has determined that the fair value of such instruments is not material.

The estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 are as follows:

                                                                    2002                                2001
                                                      Carrying              Fair            Carrying              Fair
(dollars in thousands)                                   Value             Value               Value             Value
                                                         -----             -----               -----             -----
ASSETS:
Cash and due from banks                               $ 18,569         $  18,569            $  6,483          $  6,483
Interest bearing deposits with other banks               6,119             6,322                 161               163
Federal funds sold                                       3,012             3,012                  --                --
Investment securities                                   70,082            70,675              39,154            39,439
Loans, net*                                            239,640           242,287             185,818           185,818

LIABILITIES:
Noninterest bearing deposits                            64,432            64,432              37,235            37,235
Interest bearing deposits                              214,002           214,735             158,453           158,787
Borrowings                                              47,987            48,526              23,127            23,806

* Includes loans held for sale

16.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table reports the unaudited results of operations for each quarter during 2002, 2001 and 2000:

                                                                2002

                                            Fourth        Third        Second       First
                                           quarter      quarter       quarter     quarter
                                           -------      -------       -------     -------
Total interest income                     $  4,537      $ 4,405      $  4,030     $ 3,689
Total interest expense                       1,294        1,362         1,258       1,256
Net interest income                          3,243        3,043         2,772       2,433
Provision for credit losses                    168          182           213         280
Net interest income
   after provision for credit losses         3,075        2,861         2,559       2,153
Noninterest income                             744          689           428         299
Noninterest expense                          2,363        2,177         2,150       1,893
Net income before income
   tax expenses                              1,456        1,373           837         559
Income tax expense                             534          525           309         190
Net income                                     922          848           528         369
Income per share
   Basic                                    $ 0.32       $ 0.29        $ 0.18      $ 0.13
   Diluted                                    0.30         0.27          0.17        0.12

                                                                2001

                                           Fourth        Third        Second       First
                                           quarter      quarter       quarter     quarter
                                           -------      -------       -------     -------
Total interest income                      $ 3,695      $ 3,644       $ 3,492    $  3,290
Total interest expense                       1,350        1,536         1,603       1,509
Net interest income                          2,345        2,108         1,889       1,781
Provision for credit losses                    436          288           158          97
Net interest income
   after provision for credit losses         1,909        1,820         1,731       1,684
Noninterest income                             357          209           576         182
Noninterest expense                          1,786        1,694         1,581       1,384
Net income before income tax                   480          335           726         482
expenses
Income tax expense (benefit)                   163          115            (9)         --
Net income                                     317          220           735         482

Income per share
   Basic                                    $ 0.11      $  0.08       $  0.25     $  0.17
   Diluted                                    0.10         0.07          0.24        0.17

                                                             2000

                                           Fourth        Third        Second       First
                                           quarter      quarter       quarter     quarter
                                           -------      -------       -------     -------
Total interest income                      $ 3,166      $ 2,748       $ 2,488     $ 2,099
Total interest expense                       1,442        1,220         1,031         857
Net interest income                          1,724        1,528         1,457       1,242
Provision for credit losses                    249          104           105         123
Net interest income
   after provision for credit losses         1,475        1,424         1,352       1,119
Noninterest income                             101          122            52          75
Noninterest expense                          1,314        1,159         1,124       1,067
Net income before income tax expense           262          387           280         127
Income tax expense                              --           --            --          --
Net income                                     262          387           280         127

Income per share (basic
   and diluted)                              $ 0.08      $ 0.14        $ 0.10      $ 0.04

17.      PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

CONDENSED BALANCE SHEETS
December 31, 2002, and 2001


ASSETS:                                                  2002                         2001
                                                   ------------------           ------------------
   Cash                                                     $     47                     $     15
   Investment securities available for sale                      225                        1,040
   Investment in subsidiary                                   24,329                       17,695
   Other assets                                                   33                           70
                                                   ------------------           ------------------

    TOTAL ASSETS                                            $ 24,634                     $ 18,820
                                                   ==================           ==================

LIABILITIES:

   Accounts payable                                            $   6                     $     13
   Short-term borrowings                                       4,600                           --
   Long-term borrowings                                           --                       1,675
                                                   ------------------           ------------------
       Total liabilities                                       4,606                        1,688
                                                   ------------------           ------------------
STOCKHOLDERS' EQUITY:
    Common stock                                                  29                           29
    Additional paid in capital                                16,541                       16,515
    Retained earnings                                          3,066                          399
    Accumulated other comprehensive income                       392                          189
                                                   ------------------           ------------------
        Total stockholders' equity                            20,028                       17,132

    TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                           $ 24,634                     $ 18,820
                                                   ==================           ==================

CONDENSED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001, and 2000

                                                                 2002                    2001                    2000
                                                                 ----                    ----                    ----
INCOME
   EagleBank dividends                                         $  200                  $  150                    $ --
   Interest and dividends                                          41                      61                     169
   Loss on sale of investment securities                           --                     (11)                     --
                                                       ---------------     -------------------       -----------------
        Total income                                              241                     200                     169

EXPENSES:
    Salaries and employee benefits                                 39                      27                      20
    Interest expense                                              126                      32                       7
    Legal and professional                                         58                      24                      14
    Directors' fees                                                14                      12                      24
    Other                                                         134                     101                      88
                                                       ---------------     -------------------       -----------------
         Total expenses                                           371                     196                     153
                                                       ---------------     -------------------       -----------------

(LOSS) INCOME BEFORE INCOME TAX BENEFIT
AND EQUITY IN UNDISTRIBUTED INCOME OF
SUBSIDIARY                                                       (130)                      4                      16
INCOME TAX BENEFIT                                               (112)                     (5)                     --
                                                       ---------------     -------------------       -----------------

(LOSS) INCOME BEFORE EQUITY IN UNDISTRIBUTED

INCOME OF SUBSIDIARY                                             (18)                       9                      16

EQUITY IN UNDISTRIBUTED INCOME
 OF SUBSIDIARY                                                  2,685                   1,745                   1,042
                                                       ---------------     -------------------       -----------------

NET INCOME                                                    $ 2,667                 $ 1,754                 $ 1,058
                                                       ===============     ===================       =================

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

                                                                       2002                   2001                  2000
                                                              --------------      -----------------      ----------------
NET INCOME                                                          $ 2,667                $ 1,754               $ 1,058

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH (USED) PROVIDED BY OPERATING ACTIVITIES:
   Loss (gain) on sale of assets                                         --                     11                    (4)
   Equity in undistributed (income) loss of subsidiary               (2,685)                (1,745)               (1,042)
   Decrease (increase) in other assets                                                                                26
                                                                         37                    (47)
   (Decrease) increase in accounts payable                               (7)                     5                     2
                                                              --------------      -----------------      ----------------
      Net cash provided (used) by operating activities                   12                    (22)                   40
                                                              --------------      -----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net decrease (increase) in loans                                      --                    535                   (73)
   Purchase of available for sale investment securities                  --                    (69)
                                                                                                                      --
   Proceeds from maturity of  available for sale investment             769                     58                 3,239
securities
   Investment in subsidiary                                          (3,700)                (1,700)               (3,750)
                                                              --------------      -----------------      ----------------
      Net cash used in investing activities                          (2,931)                (1,176)                 (584)
                                                              --------------      -----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock                                              26                     44                    --
   Short  term borrowings                                             2,925                  1,135                   265
                                                              --------------      -----------------      ----------------
      Net cash provided by financing activities                       2,951                  1,179                   265
                                                              --------------      -----------------      ----------------

NET INCREASE (DECREASE) IN CASH                                          32                    (19)                 (279)

CASH AT BEGINNING OF PERIOD                                              15                     34                   313
                                                              --------------      -----------------      ----------------
CASH AT END OF PERIOD                                               $    47                $    15               $    34
                                                              ==============      =================      ================

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference to, the material appearing under the captions "Election of Directors", "Executive Officers who are Not Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors - Director's Compensation" ; "- Executive Compensation" and "- Report of the Compensation Committee" and "Stock Performance Comparison" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company's compensation plans as of December 31, 2002:

                                             Equity Compensation Plan Information

                                                                                                 Number of securities remaining
          Plan category                                                                           available for future issuance
                                Number of securities to be issued  Weighted average exercise     under equity compensation plans
                                  upon exercise of outstanding    price of outstanding options,  (excluding securities reflected
                                  options, warrants and rights        warrants and rights               in column (a)
--------------------------------------------------------------------------------------------------------------------------------
                                               (a)                          (b)                              (c)
Equity compensation plans
approved by security holders (1)             437,967                       $6.85                           130,778
Equity compensation plans not
approved by security holders                    0                           N/A                               0
                                  ----------------------------------------------------------------------------------------------
              Total                          437,967                       $6.85                           130,778


(1) Consists of the Company's Stock Option Plan described further in Note 11 to the consolidated financial statements, and under the caption in the proxy materials for the Company's Annual Meeting of Shareholders to be held on May 20, 2003, which is incorporated by reference herein. An employment agreement of the Company, which has not individually been approved by shareholders, and which is described in the proxy statement under the caption "Executive Compensation - Employment Agreements" call for the issuance of options to purchase common stock under the Company's Stock Option Plan, which has been approved by shareholders.

         The other information required by this Item is incorporated by reference to the material appearing under the caption "Voting Securities and Principal Shareholders" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2003 .

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to, the material appearing under the caption "- Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 20, 2003.

ITEM 14. CONTROLS AND PROCEDURES.

         Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that would significantly affect those controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements

                  Consolidated Balance Sheets at December 31, 2002 and 2001 Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000 Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000 Notes to the Consolidated Financial Statements Report of Independent Auditors

(2)      Financial Statement Schedules

         All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

(3)      Exhibits


Exhibit No.       Description of Exhibit

3(a)              Certificate of Incorporation of the Company, as amended (1)
3(b)              Bylaws of the Company (2)
10.1              1998 Stock Option Plan (3)
10.2              Employment Agreement between H.L. Ward and the Company and Bank (4)
10.3              Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4              Employment Agreement between Ronald D. Paul and the Company (4)
10.5              Consulting Agreement between Leonard L. Abel and the Company (4)
10.6              Employment Agreement between Susan G. Riel and the Bank (4)
10.7              Employment Agreement between Martha F. Tonat and the Bank(1)
11                Statement Regarding Computation of Per Share Income

         Please refer to Note 9 to the consolidated financial statements for the year ended December 31, 2002.

21                Subsidiaries of the Registrant

         The sole subsidiary of the Registrant is EagleBank, a Maryland chartered commercial bank.

23                Consent of Stegman and Company

-----------------------------
(1) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002.

(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.

(3) Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(4) Incorporated by reference to the exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(B)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed in the fourth quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EAGLE BANCORP, INC.



March 27, 2003                     By:  /s/ Ronald D. Paul
                                       ----------------------------------------
                                        Ronald D. Paul, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                  POSITION                                    DATE

 /s/ Leonard L. Abel
-----------------------------    Chairman of the Board of Directors          March 27, 2003
Leonard L. Abel

 /s/ Dudley C. Dworken
-----------------------------    Director                                    March 27, 2003
Dudley C. Dworken

 /s/ Eugene F. Ford, Sr.
-----------------------------    Director                                    March 27, 2003
Eugene F. Ford, Sr.


 /s/ Ronald D. Paul              President and Director                      March 27, 2003
-----------------------------    Principal Executive Officer
Ronald D. Paul


 /s/ H.L. Ward                   Executive Vice President and Director       March 27, 2003
-----------------------------    of the Company, President of the Bank
H.L. Ward


 /s/ Wilmer L. Tinley            Executive Vice President of the Bank,       March 27, 2003
-----------------------------    Chief Financial Officer of the Company
Wilmer L. Tinley                 Principal Financial and Accounting Officer


                                  CERTIFICATION

I, Ronald D. Paul , certify that:

1. I have reviewed this annual report on Form 10-K of Eagle Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                      /s/ Ronald D. Paul
                                          ------------------------------------
                                          President and Chief Executive Officer

                                  CERTIFICATION

I, Wilmer L. Tinley, certify that:

1. I have reviewed this annual report on Form 10-K of Eagle Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003                                  /s/ Wilmer L. Tinley
                                                       -----------------------
                                                       Chief Financial Officer