Form 10-Q
period 2003-03-31
EAGLE BANCORP INC
filed 2003-05-13
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)
( X )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                    to
                                  ------------------    ---------------------


                         Commission File Number 0-25923


                               EAGLE BANCORP, INC
             (Exact name of registrant as specified in its charter)


             Maryland                                                 52-2061461
   (State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                            Identification No.)

7815 Woodmont Avenue, Bethesda, Maryland                                   20814
(Address of principal executive offices)                              (Zip Code)


                                 (301) 986-1800
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  ( x )   No  (   )
                                               -------     -------

          Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act  Yes  (   )   No  ( x )
                                                   -------     -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of April 28, 2003, the registrant had 2,903,374 shares of Common Stock outstanding.

Item 1 - Financial Statements



                               EAGLE BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                             (dollars in thousands)

                                     ASSETS

                                                       March 31,
                                                         2003        December 31,
                                                      (unaudited)         2002
                                                      -----------    ------------
Cash and due from banks                                $  16,419      $  18,569
Interest bearing deposits with other
banks                                                      5,825          6,119
Federal funds sold                                        10,100          3,012
Investment securities available for sale                  67,040         70,675
Loans held for sale                                        3,597          5,546
Loans                                                    239,551        236,860
Less: allowance of credit losses                          (2,861)        (2,766)
                                                       ---------      ---------
Loans, net                                               236,690        234,094
Premises and equipment, net                                4,013          3,601
Deferred income taxes                                        570            464
Other assets                                               6,116          5,749
                                                       ---------      ---------
     TOTAL ASSETS                                      $ 350,370      $ 347,829
                                                       =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits:
   Noninterest-bearing demand                          $  65,289      $  64,432
   Interest-bearing transaction                           39,227         39,968
   Savings and money market                               96,268         92,324
   Time, $100,000 or more                                 46,826         46,989
   Other time                                             31,299         34,721
                                                       ---------      ---------
     Total deposits                                      278,909        278,434
Customer repurchase agreements                            24,949         25,054
Other short-term borrowings                               10,925          8,600
Other long-term borrowings                                13,333         14,333
Other liabilities                                          1,388          1,380
                                                       ---------      ---------
     Total liabilities                                   329,504        327,801

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 20,000,000
authorized, 2,897,894 (2003) 2,897,704 (2002)
issued and outstanding                                        29             29
Additional paid in capital                                16,569         16,541
Retained earnings                                          4,049          3,066
Accumulated other comprehensive income                       219            392
                                                       ---------      ---------
     Total stockholders' equity                           20,866         20,028
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 350,370      $ 347,829
                                                       =========      =========

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
          (dollars in thousands, except per share amounts - unaudited)



                                                     Three Months   Three Months
                                                            Ended          Ended
                                                        March 31,      March 31,
                                                             2003           2002
                                                     ------------   ------------
INTEREST INCOME:
   Interest and fees on loans                              $3,864         $3,290
   Taxable interest and dividends on
     investment securities                                    549            375
   Interest on balances with other banks                       40              2
   Interest on federal funds sold                              13             22
                                                           ------         ------
     Total interest income                                  4,466          3,689
                                                           ------         ------

INTEREST EXPENSE:
   Interest on deposits                                       841          1,105
   Interest on customer repurchase
     agreements                                                28             48
   Interest on short-term borrowings                           82             19
   Interest on long-term borrowings                           124             84
                                                           ------         ------
     Total interest expense                                 1,075          1,256
                                                           ------         ------


NET INTEREST INCOME                                         3,391          2,433
PROVISION FOR CREDIT LOSSES                                   224            280
                                                           ------         ------

NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES                                        3,167          2,153
                                                           ------         ------
NONINTEREST INCOME:
   Service charges on deposit accounts                        272            176
   Gain on sale of loans                                      248             41
   Gain on sale of investment securities                      192             --
   Other income                                               161             82
                                                           ------         ------
     Total noninterest income                                 873            299
                                                           ------         ------
NONINTEREST EXPENSES:
   Salaries and employee benefits                           1,346          1,010
   Premises and equipment expense                             423            378
   Advertising                                                 62             38
   Outside data processing                                    135            105
   Other expenses                                             499            362
                                                           ------         ------
     Total noninterest expenses                             2,465          1,893
                                                           ------         ------
NET INCOME BEFORE INCOME TAX EXPENSE                        1,575            559
 INCOME TAX EXPENSE                                           592            190
                                                           ------         ------
NET INCOME                                                 $  983         $  369
                                                           ======         ======
NET INCOME PER SHARE:
   Basic                                                   $ 0.34         $ 0.13
   Diluted                                                 $ 0.32         $ 0.12



See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 and 2002
                        (dollars in thousands-unaudited)

                                                               Three Months       Three Months
                                                                      Ended              Ended
                                                                  March 31,          March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                  2003               2002
Net income                                                         $    983           $    369
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Increase in deferred income taxes                                    106                 91
   Provision for credit losses                                          224                280
   Depreciation and amortization                                        145                118
   Gain on sale of loans                                               (248)               (41)
   Origination of loans held for sale                                (7,646)              (708)
   Proceeds from sale of loans held for sale                          9,843                749
   Gain on sale of investment securities                               (192)                --
   Increase in other assets                                            (367)              (295)
   Increase in other liabilities                                          8                436
                                                                   --------           --------
        Net cash provided by operating activities                     2,856                999
                                                                   --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest bearing deposits with other banks                  294                 31
Purchases of available for sale investment securities               (36,141)           (61,392)
Proceeds from maturities of available for sale securities            31,529             53,654
Proceeds from sale of available for sale securities                   8,078                 --
Increase in federal funds sold                                       (7,088)                --
Net increase in loans                                                (2,844)            (9,575)
Bank premises and equipment acquired                                   (557)              (423)
                                                                   --------           --------
        Net cash used by investing activities                        (6,729)           (17,705)
                                                                   --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                    475             22,477
(Decrease) increase in customer repurchase agreements                  (105)             1,781
Increase in other short term borrowings                               2,325              2,305
Decrease in long-term borrowings                                     (1,000)            (1,675)
Issuance of common stock                                                 28                 --
                                                                   --------           --------
         Net cash provided by financingactivities                     1,723             24,888
                                                                   --------           --------
NET (DECREASE) INCREASE IN CASH                                      (2,150)             8,182
CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                       18,569              6,483
                                                                   --------           --------

CASH AND DUE FROM BANKS AT END OF PERIOD                           $ 16,419           $ 14,665
                                                                   ========           ========



See notes to consolidated financial statements

                               EAGLE BANCORP, INC
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE THREE MONTHS
                          ENDED MARCH 31, 2003 AND 2002
                       (dollars in thousands - unaudited)




                                                                                  Accumulated
                                                       Additional                    Other         Total
                                            Common      Paid in       Retained   Comprehensive  Stockholders
                                            Stock       Capital       Earnings       Income        Equity
                                          ----------------------------------------------------------------------
Balances at January 1, 2002               $     29      $ 16,515      $    399     $    189       $ 17,132
Net income                                                                 369                         369
Other comprehensive income-
    unrealized loss on investment
      securities available for sale                                                    (179)          (179)
                                                                                                  --------
Total comprehensive income                                                                             190
                                          ---------------------------------------------------------------------
Balances at March 31, 2002                $     29      $ 16,515      $    768     $     10       $ 17,322
                                          ---------------------------------------------------------------------
Balances at January 1, 2003               $     29      $ 16,541      $  3,066     $    392       $ 20,028
Net income                                                                 983                         983
Exercise of options for 2,770 shares
    of common stock                                           28                                       28
Other comprehensive income-unrealized
    loss on investment securities
    available for sale                                                                 (173)          (173)
                                                                                                  --------
Total comprehensive income                                                                             838
                                          --------------------------------------------------------------------
Balances at March 31, 2003                $     29      $ 16,569      $  4,049     $    219       $ 20,866
                                          ====================================================================

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of December 31, 2002 were derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2002 Annual Report. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.


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

3. INVESTMENT SECURITIES



     Amortized cost and estimated fair value of securities available - for - sale are summarized as follows: (in thousands)

                                                            March 31, 2003

                                                             Gross         Gross    Estimated
                                           Amortized    Unrealized    Unrealized         Fair
                                                Cost         Gains        Losses        Value
                                           ---------    ----------    ----------    ---------
     U. S. Treasury securities              $ 22,486     $     --      $     --      $ 22,486
     U. S. Government Agency securities        8,993           72            --         9,065
     GNMA mortgage backed securities          33,391          327           (13)       33,705
     Federal Reserve Bank and
          Federal Home Loan Bank stock         1,564           --            --         1,564
     Other equity investments                    275           --           (55)          220
                                            --------     --------      --------      --------
                                            $ 66,709     $    399      $    (68)     $ 67,040
                                            ========     ========      ========      ========



                                                             December 31, 2002

                                                            Gross          Gross    Estimated
                                           Amortized   Unrealized     Unrealized         Fair
                                                Cost        Gains         Losses        Value
                                           ---------    ----------    ----------    ---------
     U. S. Treasury securities              $  5,501     $      3      $     --      $  5,504
     U. S. Government Agency securities       19,961          153            (7)       20,114
     GNMA mortgage backed securities          42,782          493                      43,268
     Federal Reserve Bank and
           Federal Home Loan Bank stock        1,564           --            --         1,564
     Other equity investments                    274           --           (49)          225
                                            --------     --------      --------      --------
                                            $ 70,082     $    649      $    (56)     $ 70,675
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


5. EARNINGS PER SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of March 31, 2003 there were 2,788 shares excluded from the diluted net income per share computation because the option price exceeded the average market price and therefore, their effect would be anti-dilutive.



6. STOCK-BASED COMPENSATION

       The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the three months ended March 31, 2003 and 2002. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the three months ended March 31.


                                                                    2003         2002
                                                                 -------      -------
                Net income, as reported                          $   983      $   396
                Less pro forma stock-based compensation
                     expense determined under the fair value
                     method, net of related tax effects               (6)          (6)
                                                                 -------      -------
                Pro forma net income                             $   977      $   363
                                                                 -------      -------
               Net income per share:
                     Basic - as reported                         $ 0.34       $  0.13
                     Basic - pro forma                           $ 0.34       $  0.13
                     Diluted - as reported                       $ 0.32       $  0.12
                     Diluted - pro forma                         $ 0.31       $  0.12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiary the Bank. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.

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

         Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and nonspecific allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on management's continuing assessment of the global factors discussed above and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. For additional information regarding the allowance for credit losses, refer to the discussion under the caption "Allowance for Credit Losses" below.

RESULTS OF OPERATIONS

         The Company reported net income of $983 thousand for the three months ended March 31, 2003, as compared to income of $369 thousand for the three months ended March 31, 2002. Income per basic share was $0.34 for the three months ended March 31, 2003, as compared to $0.13 for the same period in 2002. Income per diluted share was $0.32 for the three months end March 31, 2003, as compared to $0.12 for the same period in 2002. The Company enjoyed a return on average assets of 1.16% and return on average equity of 19.03% for the first quarter of 2003, as compared to returns on average assets and average equity of 0.60% and 8.52% respectively for the first quarter of 2002.

         The reported income for the three months ended March 31, 2003, represents an increase in earnings of 166% from the corresponding period in 2002, $983 thousand from $369 thousand. The strong results, when compared to the same quarter in 2002, can be attributed to an increase of 39% in net interest income, reflecting both increases in volume of earning assets and net interest margin, $2.4 million to $3.4 million, and increase of $207 thousand in the gain on sale of loans and a gain on the sale of investment securities of $192 thousand.

         For the quarter ending March 31, 2003, the Company recorded a provision for credit losses in the amount of $224 thousand. At March 31, 2003, the allowance for credit losses was $2.86 million, as compared to $2.77 million at December 31, 2002. The Company had net charge-offs of $129 thousand during the first quarter of 2003 representing 0.2% of average loans on an annualized basis.

This compared to a provision for credit losses of $280 thousand for the first quarter of 2002, and net charge-offs of $104 thousand for the same period, representing 0.2% of average loans on an annualized basis.

The following table sets out the annualized returns on average assets, returns on average equity and equity to assets (average) for the three months ending March 31, 2003 and 2002 and the year ending December 31, 2002:


                                       March    December     March
                                        2003      2002       2002
                                       -----    --------    -------
               Return on asset          1.16%     0.60%      0.91%
               Return on equity        19.14%     8.52%     14.51%
               Equity to assets         6.08%     7.00%      6.28%


NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first quarter of 2003 was $3.4 million compared to $2.4 million for the first quarter in 2002.

         The table labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" presents the average balances and rates of the various categories of the Company's assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference between the rate earned on assets less the cost of funds expressed as a percentage. While spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing liabilities in its calculation and is net interest income expressed as a percentage of total earning assets. Interest spread increased in the first quarter of 2003 from the first quarter of 2002 by 34 basis points, 4.02% from 3.68%; and margin increased 15 basis points, 4.35% from 4.20%. The increase in both spread and margin, from period to period, can be attributed to management's increased control over interest expense as longer term, higher rate CDs originated in earlier periods matured later in the year 2002 and were replaced with CDs paying lower rates in effect at the time of renewal. Interest rates on other categories of interest bearing deposits also declined more rapidly than yields on earning assets. From the first quarter of 2002 to the first quarter of 2003 the yield on earning assets declined 63 basis points while the average interest rate paid on interest bearing liabilities declined 97 basis points.

         The declines in both the yields on earning assets and interest bearing liabilities from the first quarter of 2002 to the first quarter of 2003 reflect the continued impact of the significant rate reductions effected by the Federal Reserve in 2001 and continued into 2002 with the last rate reduction occurring in November 2002. The effect of reductions in market rates continued through 2002 and is continuing into 2003. The investment portfolio yield declined from 2002 to 2003 by 50 basis points as the Bank maintained a portfolio of short term fixed rate securities and GNMA pass through mortgage backed securities. The yield on GNMA securities declined as mortgage refinancing accelerated, resulting in earlier repayment of mortgage backed securities, and reinvestment of the proceeds at lower current market rates. In order to keep the investment portfolio short for liquidity and expectations that rates would start to move upward, and to obtain better short term yields, the Bank invested $6 million in interest bearing deposits with other banks in late 2002, yielding 2.67%, a relatively attractive rate given their short term nature and low risk, as compared to the rates offered on federal funds and U. S. Treasury bills.

         The decline in the yield on the loan portfolio, while 48 basis points, was less than the decline in the yield on other earning assets because approximately 50% of the loan portfolio is composed of fixed rate loans. The fixed rate loans stabilize the effects of rate reductions in repricable loans thereby slowing the decline in the overall yield of the portfolio. Over time, of course, market pressures and loan repayments and maturities will force the portfolio yield down even when there may be no further market rate reductions.

         On the liability side, management aggressively reduced rates on deposit accounts. The reduction in the rate on total interest bearing liabilities from the first quarter of 2002 to the first quarter of 2003 was 97 basis points which compares to a reduction of 63 basis points in the yield on earning assets over the same period. The reduction in the rates paid by the Bank reduced the average rate on the cost of funds below 2% in the latter part of 2002. The cost of funds continued to decline into the first quarter of 2003 as management further reduced rates following the Federal Reserve's November rate reduction and as a result of continued repricing of maturing certificates of deposit.

         It is anticipated that any further reductions in interest rates will have a significant adverse effect on earnings as rates paid on interest bearing liabilities, which are as low as 0.25% on NOW accounts, cannot continue to decline at the same rate as yields on loans and investments.

AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN THREE MONTHS ENDED MARCH 31,

                                                                2003                                        2002
                                                  -----------------------------------         -----------------------------------
                                                  Average                     Average         Average                     Average
                                                  Balance     Interest     Yield/Rate         Balance     Interest     Yield/Rate
                                                  -------     --------     ----------         -------     --------     ----------
ASSETS:

Interest earnings assets:
    Interest bearing deposits with
    other banks                                   $  6,101     $     40         2.67%        $    139      $      2         5.60%
    Loans                                          241,805        3,864         6.48%         191,606         3,290         6.96%
    Investment securities                           62,395          549         3.52%          37,352           375         4.02%
    Federal funds sold and other                     4,542           13         1.17%           5,614            22         1.55%
                                                  --------     --------                      --------      --------
           Total interest earning assets           314,843        4,466         5.74%         234,542         3,689         6.37%

    Total noninterest earning assets                25,732                                     15,200
    Less: allowance for credit losses                2,852                                      2,207
                                                  --------                                   --------
      Total noninterest earning assets              22,880                                     12,993
                                                  --------                                   --------
      TOTAL ASSETS                                $337,723                                   $247,565
                                                  ========                                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest bearing liabilities:
   NOW accounts                                   $ 36,018           24         0.27%          25,295            20         0.32%
   Savings and money market accounts                95,334          308         1.31%          68,011           353         2.10%
   Certificates of deposit                          78,231          509         2.63%          74,061           732         4.00%
   Customer repurchase agreements                   20,577           28         0.55%          12,384            48         1.57%
   Short-term borrowing                              6,513           60         3.77%              --            --             -
   Long-term borrowing                              16,922          146         3.49%           9,902           103         4.29%
                                                  --------     --------                      --------      --------
          Total interest bearing liabilities       253,595        1,075         1.72%         189,652         1,256         2.69%
                                                  --------     --------                      --------      --------

Noninterest bearing liabilities:
    Noninterest bearing deposits                    62,083                                     39,498
    Other liabilities                                1,503                                      1,081
                                                  --------                                   --------
         Total noninterest bearing liabilities      63,586                                     40,579
                                                  --------                                   --------

Stockholders' equity                                20,542                                     17,334
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                    $337,723                                   $247,565
                                                  ========                                   ========

Net interest income                                            $  3,391                                    $  2,433
                                                               ========                                    ========
Net interest spread                                                             4.02%                                      3.68%
Net interest margin                                                             4.35%                                      4.20%


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

         Management has developed a comprehensive review process to monitor the adequacy of the allowance for credit losses. The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies. The results of this review process, in combination with conclusions of the Bank's outside loan review consultant, support management's view as to the adequacy of the allowance as of the balance sheet date. During the first quarter of 2003, a provision for credit losses was made in the amount of $224 thousand before net charge-offs of $129 thousand. Please refer to the discussion under the caption, "Critical Accounting Policies" for an overview of the underlying methodology management employs on a quarterly basis to maintain the allowance.

         At March 31, 2003, the Company had one loan classified as nonaccrual in the amount of $149 thousand of which $127 thousand was guaranteed by the SBA. There was one loan past due over ninety days and still accruing interest at March 31, 2003, in the amount of $5 thousand. Both of these loans are considered impaired as defined by Statement of Financial Accounting Standards ("SFAS" No.
114). The Company also has one loan, in the amount of $605 thousand, which is discussed in greater detail below.

         As part of its comprehensive loan review process, the Bank's Board of Director's Loan Committee and/or Board of Directors Credit Review Committee carefully evaluates loans over thirty days past due and considers if such loans should be classified as nonaccrual. The Committee(s) makes a thorough assessment of the conditions and circumstances surrounding each past due loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past due, unless they are well secured and in the process of collection. After reviewing the circumstances surrounding the $605 thousand loan, the Credit Review Committee determined that it was appropriate to continue the accrual of interest. The loan was extended to an automobile leasing company for the purpose of funding individual leases. During 2002, the loan became delinquent, and management worked with the borrower in efforts to return the loan to a current status. During the third quarter of 2002, management discovered that payments on the underlying leases were being diverted and not being used to service the loan as required by the loan agreement. The Bank exercised its rights under the loan agreement and instructed the lessees of the underlying leases to send all future lease payments directly to the Bank under a lockbox arrangement. The diversion of funds is believed to be the primary reason for the loan's delinquency. Subsequently, the borrower declared bankruptcy, however, the trustee assigned in the bankruptcy proceedings allowed the Bank to continue to collect payments directly from the lessees.

         In determining the accrual status of the loan, management and the Credit Review Committee evaluated the expected cash flow of the leases, the current underlying collateral value of the leases and the residual value of the underlying vehicles at the end of the leases. This evaluation resulted in a projected cash flow that was considered sufficient to amortize the net loan balance including interest. As of March 31, 2003, a specific reserve of $150 thousand had been established and applied to the carrying value of the loan, along with principal payments received during the quarter, reducing the balance to $605 thousand.

         The provision for credit losses of $224 thousand in the first quarter of 2003 compared to a provision for credit losses of $280 thousand in the first quarter of 2002. The lower provision in 2003 is attributable to the level of growth in the loan portfolio from December 31, 2002 to March 31, 2003. The amount of growth was $3 million, less than the Company has historically experienced from quarter to quarter. The amount of the first quarter 2003 provision was affected by the level of net charge-offs experienced during the quarter, as well as trends in delinquencies and changes in the relative risk composition of the loan portfolio.

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

         Management, aware of the strong loan growth experienced by the Company over its history and the problems which could develop in an unmonitored environment, is intent on maintaining a strong credit review system and risk rating process. In January 2003, the Company established a credit department to perform interim analysis, manage classified credits and develop a credit scoring system for small business credits. Over time, this department will increase its review of credit analysis and processes. The Company is also reviewing its risk rating systems and is exploring the implementation of additional analytical procedures for risk ratings. The entire loan portfolio analysis process is an ongoing and evolving practice directed at maintaining a portfolio of quality credits and quickly identifying any weaknesses before they become irremediable.

         The following table sets forth activity in the allowance for credit losses for the periods indicated.


                                    ----------------------------------------------------------------
                                       Three Months Ended
                                    ----------------------------------------------------------------
 (dollars in thousands)                     March 31,                  Year Ended December 31,
                                    ----------------------------------------------------------------
                                      2003          2002          2002         2001           2000
                                    -------       -------       -------       -------       -------
 Balance at beginning of year       $ 2,766       $ 2,111       $ 2,111       $ 1,142       $   579
 Charge-offs:                            --            --            --            --            --
     Commercial                        (148)         (104)         (192)           --            --
     Real estate - commercial            --            --            --            --            --
     Construction                        --            --            --            --            --
     Home equity                         --            --            --            --            --
     Other consumer                      --           (18)          (40)          (23)          (18)
                                    -------       -------       -------       -------       -------
Total                                  (148)         (122)         (232)          (23)          (18)
                                    -------       -------       -------       -------       -------
Recoveries:
     Commercial                          19            --            26            --            --
     Real estate - commercial            --            --            --            --            --
     Construction                        --            --            --            --            --
     Home equity                         --            --            --            --            --
     Other consumer                      --            18            18            13            --
                                    -------       -------       -------       -------       -------
Total                                    19            18            44            13            --
                                    -------       -------       -------       -------       -------
Net charge-offs                        (129)         (104)         (188)          (10)          (18)
                                    -------       -------       -------       -------       -------

Additions charged to operations         224           280           843           979           581
                                    -------       -------       -------       -------       -------
Balance at end of period            $ 2,861       $ 2,287       $ 2,766       $ 2,111       $ 1,142
                                    =======       =======       =======       =======       =======

Ratio of net charge-offs during
the period to average loans
outstanding during the period          0.01 %        0.01 %        0.09 %        0.01 %        0.02 %
                                    -------       -------       -------       -------       -------



         The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.


 (dollars in thousands)                 As of March 31,       As of December 31,
                                      -------------------------------------------
                                              2003                  2002
                                      --------------------   --------------------
                                      Amount   Percent (1)   Amount   Percent (1)
                                      ------   -----------   ------   -----------
Commercial                            $1,047      26.8%      $1,134      27.5 %
Real estate - commercial                 977      49.4          862      48.5
Construction                             249       9.7          231       9.8
Home equity                              246      12.7          253      12.9
Other consumer                            81       1.4           83       1.3
Unallocated                              261        --          203        --
                                      ------     -----       ------      ----
Total allowance for credit losses     $2,861       100%      $2,766       100%
                                      ======     =====       ======      ====


(1) Represents the percent of loans in category to gross loans

NON-PERFORMING ASSETS

         The Company's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned, totaled $759 thousand at March 31, 2003 compared to $22 thousand at March 31, 2002 and $965 thousand at December 31, 2002. The percentage of non-performing assets to total assets was 0.20% at March 31, 2003, compared to no non performing assets at March 31, 2002 and 0.28% at December 31, 2002.

         Non-performing loans constituted all of the non-performing assets at March 31, 2003, March 31, 2002 and December 31, 2002. Non-performing loans at March 31, 2003 consist of loans in non-accrual status in the amount of $149 thousand and impaired loans of $610 thousand compared to no non-accrual loans and loans past due over ninety days of $22 thousand at March 31, 2002.

         The Company had no other real estate owned at either March 31, 2003 or 2002.

         The following table shows the amounts of non-performing assets at the dates indicated.



                                               Three Months Ended            Year Ended
 (dollars in thousands)                             March 31,               December 31,
                                               ------------------------------------------
                                               2002         2001               2002
                                               ----         ----               ----
Nonaccrual Loans
    Commercial                                 $149         $ --               $147
    Consumer                                     --           --                 --
    Real estate                                  --           --                 --
Accrual loans-past due 90 days
     Commercial                                 610           22                818
     Consumer                                    --           --                 --
     Real estate                                 --           --                 --
Restructured loans                               --           --                 --
Real estate owned
                                               ----         ----               ----
     Total non-performing assets               $759         $ 22               $965
                                               ====         ====               ====

         At March 31, 2003, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms.

NONINTEREST INCOME

         Noninterest income primarily represents deposit account service charges and fees, gains on the sale of loans, other noninterest loan fees, income from bank owned life insurance ("BOLI") and other service fees. For the three months ended March 31, 2003 noninterest income was $873 thousand which included $192 thousand in gains on the sale of investment securities. This compared to $299 thousand for the three months ended March 31, 2002 which included no gains on the sale of investment securities. The Company has become a significant SBA lender in its market area and during the quarter realized gains on the sale of the insured portion of many of the loans it had originated. The Company has also been active in the origination of mortgage loans, on a pre-sold basis, and the historically low interest rate environment has made this a very active program. These two sale activities contributed $248 thousand in the first quarter of 2003 compared to $41 thousand in the first quarter of 2002. The gains from sales of both of these types of credits are considered a continuing and regular operating income source for the Bank. However, the activity in our mortgage sales can be reduced significantly if interest rates were to rise. Service charges on deposit accounts increased to $272 thousand in the first quarter of 2003 compared to $176 thousand in the first quarter of 2002. The increase of 54% is primarily attributable to an increase in the number of deposit accounts over that period and the low interest rate environment. As rates decline so do the earning allowances (which are used to offset service charges) on demand deposit accounts so that an account, with the same activity, which paid no service charge when interest rates were high may currently be paying a charge because the earnings allowance is insufficient to cover activity charges.

Other income increased 96% from $82 thousand in the first quarter of 2002 to $161 thousand in the first quarter of 2003. The significant component contributing to this increase was income from BOLI contracts of $55 thousand compared to no BOLI related income in 2002.


NONINTEREST EXPENSE

Noninterest expense was $2.5 million for the quarter ended March 31, 2003 compared to $1.9 million for the quarter ended March 31, 2002. This represented a 30% increase from period to period. Increases in noninterest expense primarily relate to increases in the expense category salaries and employee benefits which increased 33% from the first quarter of 2002 to the first quarter of 2003, $1.0 million to $1.3 million. During the first quarter of 2003, to accommodate the growth experienced by the Bank in 2002 and accommodate the growth anticipated in 2003, a number of additions to staff were made in the lending and operations (customer service) areas. Management felt that these additions and the associated expenses were necessary to assure a continued growth pattern and quality of service which characterized the Company since its inception.

FINANCIAL CONDITION

As of March 31, 2003, assets were $350 million and deposits were $278 million. Assets grew from December 31, 2002, by $2.5 million and deposits by approximately $500 thousand both below historical levels of growth experienced by the Company. Management believes that weather conditions, local and national economic conditions and international events did not provide an ideal environment for business and contributed significantly to the relatively flat growth in the quarter ending March 31, 2003.

Loans

Total loans, including loans held for sale, increased $742 thousand from December 31, 2002 to March 31, 2003. During that period a number of loans were paid off as borrowers found alternative financing at lower rates than the Company felt it could justify given its internal pricing model and expectations for future interest rate levels. The loans that paid off generally represented transactional loans as opposed to relationship borrowings. Based on activity in the final weeks of March 2003 and early April, loan demand appears to be improving and while management cannot be certain, this activity may translate to meaningful loan growth in the second quarter.

Loans, net of amortized deferred fees and costs, at March 31, 2003, March 31, 2002 and December 31, 2002 are summarized by type as follows:








                                             March 31,     Percent         March 31,   Percent        December 31,   Percent
                                               2003        of Total          2002      of Total           2002       of Total
                                            ----------     --------       ----------   ----------      ----------    ---------
Commercial                                  $   64,254       26.8%        $   51,696      26.2%        $   64,869       27.5%
Real estate - commercial                       118,239       49.4%            95,967      48.6%           114,961       48.5%
Construction                                    23,268        9.7%            18,632       9.4%            23,180        9.8%
Home equity                                     30,531       12.7%            26,878      13.6%            30,631       12.9%
Other consumer                                   3,259        1.4%             4,230       2.2%             3,219        1.3%
                                            ----------       ----         ----------       ---         ----------       ----

    Total loans                                239,551        100%           197,403       100%           236,860        100%
      Less: allowance for credit losses         (2,861)                       (2,287)                      (2,766)
                                            ----------                    ----------                   ----------

Loans, net                                  $  236,690                    $  195,116                   $  234,094
                                            ==========                    ==========                   ==========


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

         During the first quarter of 2003 deposit growth was below the levels historically enjoyed by the Company. Deposit growth totaled $500 thousand for the quarter, however, management noted some strength returning in the final weeks of March 2003. The contributing factors to the moderate growth were weather conditions, local and national economic conditions and international events.

         Approximately 28% of the Bank's deposits are made up of certificates of deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking and does not accept brokered certificates, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand. The Bank has paid negotiated rates for deposits in excess of $500 thousand but the rates paid have rarely been more than 25 to 50 basis points higher than posted rates and deposits also have been negotiated at below market rates. In late 2000, to fund strong loan demand, the Bank began accepting certificates of deposits, generally in denominations of less than $100 thousand on a non brokered basis, from bank and credit union subscribers to a wholesale deposit rate line. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired, although it is possible for rates to significantly exceed local market rates it has not been the experience of the Bank. At March 31, 2003 the Bank held $12.1 million of these deposits at an average rate of 4.08% as compared to $21.7 million of these deposits, at an average rate of 4.10% at March 31, 2002. With the strong core deposit growth experienced by the Bank in 2002 these deposits are being allowed to mature and may not be renewed. However, the Bank has found this source of funds to be an effective funds management tool and may accept more of these deposits in the future.

         At March 31, 2003, the Company had approximately $65 million in noninterest bearing demand deposits, representing an 23% of total deposits. These are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and indices of financial performance.

         As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $25 million at March 31, 2003 essentially unchanged from December 31, 2002. Customer repurchase agreements are not deposits and are not FDIC insured but are secured by US Treasury and/or US government agency securities. These accounts are particularly suitable to businesses with significant change in the levels of cash flow over a very short time frame often measured in days. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

         At March 31, 2003, the Company had drawn $6.9 million against a line of credit provided by a correspondent bank as compared to $4.6 million at December 31, 2002. The borrowings in the quarter ending March 31, 2003 were primarily to fund loan participations with the Bank and a direct loan made by the Company. Prior borrowings were principally to fund additions of capital to the Bank in order to maintain its "well capitalized" ratio. At March 31, 2003, the Bank had $17.3 million of FHLB short and long-term borrowings, as compared to $18.3 million at December 31, 2002. These advances are secured 50% by US government agency securities and 50% by a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio.

LIQUIDITY MANAGEMENT

         Liquidity is the measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor requirements for use of their funds. The Bank's sources of liquidity consist of cash balances, due from banks, loan repayments, federal funds sold and short term investments. These sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds. During 2002, the Company increased an established line of credit, with a correspondent bank, from $5 million to $10 million, against which it had drawn $6.9 million as of March 31, 2003. The Bank can purchase up to $11.6 million in federal funds on an unsecured basis and enter into reverse repurchase agreements up to $10 million. At March 31, 2003, the Bank was also eligible to take FHLB advances of up to $70 million, of which it had advances outstanding of $17.3 million.

         The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do banks which build an asset base on non-core deposits and other borrowings. The history of the Bank, while just under five years, includes a period of rising interest rates and significant competition for deposit dollars. During that period the Bank grew its core business without sacrificing its interest margin in higher deposit rates for non-core deposits. There is, however, a risk that some deposits would be lost if rates were to spike up and the Bank elected not to meet the market. Under those conditions the Bank believes that it is well positioned to use other liability management instruments such as FHLB borrowing, reverse repurchase agreements and Bank lines to offset a decline in deposits in the short run. Over the long term an adjustment in assets and change in business emphasis could compensate for a loss of deposits. Under these circumstances, further asset growth could be limited as the Bank utilizes its liquidity sources to replace, rather than supplement, core deposits.

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

         At March 31, 2003, under the Bank's liquidity formula, it had $77 million of liquidity representing 21.9% of total Bank assets.

ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         A fundamental risk in banking, outside of credit risk, is exposure to market risk, or interest rate risk, since a bank's net income is largely dependent on net interest income. The Bank's Asset Liability Committee (ALCO) of the Board of Directors formulates and monitors the management of interest rate risk within policies established by it and the Board of Directors. In its consideration of establishing guidelines for levels and/or limits on market risk, the ALCO committee considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of attempting to match asset and liability components to produce a spread sufficient to provide net income to the bank at nominal rate risk. The Company, through ALCO, continually monitors the interest rate environment in which it operates and adjusts rates and maturities of its assets and liabilities to meet the market conditions. In the current low interest rate environment, the Company is keeping its assets either variably priced or with short term maturities or short average lives. At the same time it strives to attract longer term liabilities to lock in the lower cost of funds. In the current market, due to competitive factors and customer preferences, the effort to attract longer term fixed priced liabilities has not been as successful as the Company's best case asset liability mix would prefer. When interest rates begin to rise, the Company expects that it will seek to keep asset maturities and repricing periods short until rates appear to be nearing their peak and then extend maturities to extend the benefit of higher rates. There can be no assurance that the Company will be able to successfully carry out this intention, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

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

         The following table reflects the result of a "shock test" simulation on the March 31, 2003, earning assets and interest bearing liabilities and the change in net interest income resulting from the simulated immediate increase and decrease in interest of 100 and 200 basis points. Also shown is the change in the Market Value Portfolio Equity resulting from the simulation. The model as presented is projected for one year.


                                                                                     Percentage change in
          Change in interest     Percentage change in net    Percentage change in       Market Value of
         rates (basis points)         interest income             net income            Portfolio Equity
         --------------------    ------------------------    --------------------    ---------------------
                +200                    +12.9%                      +28.5%                  +15.5%
                +100                    + 6.5%                      +14.4%                  + 9.0%
                  0                        --                          --                      --
                -100                    - 5.5%                      -12.2%                  -12.1%
                -200                    -19.7%                      -43.6%                  -22.5%


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

         GAP, a measure of the difference in volume between interest earning assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in particular time periods. At March 31, 2003, the Bank has a positive GAP of 20.7% out to three months and a cumulative negative GAP of 4.7% out to twelve months.

         If interest rates were to continue to decline, the Bank's interest income and margin may be adversely effected. Because of the positive GAP measure in the 0 - 3 month period, continued decline in the prime lending rate will reduce income on repriceable assets within thirty to ninety days, while the repricing of liabilities may occur over future time periods and there may not be an ability to reduce the cost of interest bearing liabilities to fully offset the reduction in short term interest rates. This will result in a decline in net interest income and net income. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features of some of its assets. These factors have been thoroughly discussed with the Board of Directors Asset Liability Committee and management believes that current strategies are appropriate to current economic and interest rate trends. The negative GAP is carefully monitored and will be adjusted as conditions change.

GAP ANALYSIS

(dollars in thousands)
                                              0-3          4-12           13-36          37-60       Over 60
 Repriceable in:                             Months       Months          Months         Months       Months         Total
                                           ---------------------------------------------------------------------------------
 ASSETS:
    Investment securities                  $  29,440     $   9,381      $  10,000      $  11,500     $   6,719     $  67,040
    Interest bearing deposits in
      other banks                              1,764         2,578          1,483             --            --         5,825
    Loans                                     97,825        19,116         45,159         63,413        17,635       243,148
    Federal funds sold                        10,100            --             --             --            --        10,100
                                           ---------------------------------------------------------------------------------
 Total repriceable assets                    139,129        31,075         56,642         74,913        24,354       326,113
                                           =================================================================================

LIABILITIES:
    NOW accounts                                  --        19,613          3,923         15,691            --        39,227
    Savings and Money Market accounts         37,322        30,957         18,659          9,330            --        92,268
    Certificates of deposit                   18,410        50,621          8,178            916            --        78,125
    Customer repurchase agreements
      and federal funds purchased              7,973         9,701          2,425          4,850            --        24,949
    Other borrowing-short and long term        7,925         3,000         13,333             --            --        24,258
                                           ---------------------------------------------------------------------------------
 Total repriceable liabilities                71,630       113,892         46,518         30,787            --       262,827
                                           =================================================================================
 GAP                                       $  67,499     $ (82,817)     $  10,124      $  44,126     $  24,502     $  63,286
 Cumulative GAP                               67,499       (15,318)        (5,194)        38,932        63,286

 Interval gap/earnings assets                  20.70%       (25.40)%         3.10%         13.53%         7.53%
 Cumulative gap/earning assets                 20.70%        (4.70)%        (1.59)%        11.94%        19.25%



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

         The capital position of the Company's wholly-owned subsidiary, the Bank, continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for credit losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier1 capital to total average assets. At March 31, 2003, the Company's and Bank's capital ratios were in excess of the mandated minimum requirements.

         During the quarter ending March 31, 2003, the Company borrowed funds under a line of credit with a correspondent bank in order to fund loan participations with the Bank and a direct loan made by the Company. At March 31, 2003, the amount outstanding under the line of credit was $6.9 million. The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowing, the sale of additional common stock, the sale of preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities. The Company has commenced an offering of up to 979,591 shares of its common stock at an offering prince of $12.25 per share, for aggregate gross proceeds of approximately $12 million. The number of shares offered may be increased to 1,142,457, for aggregate gross proceeds of $14 million. To the extent that the Company is unsuccessful in raising additional equity, it will be required to seek alternative sources, such as increased reliance on, or expansion of, its line of credit or the issuance of trust preferred securities. Increased borrowings or trust preferred securities will have an immediate interest cost, which will have an adverse impact on earnings, although they may require a lower internal rate of return on equity than common stock. To the extent that they are floating or variable rate, the future cost of additional borrowings or trust preferred securities may increase over time, while the cost of equity will remain fixed.

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

CAPITAL

The actual capital amounts and ratios for the Company and Bank as of March 31, 2002 and 2001 are presented in the table below:


                                                                                                                  To Be Well
                                                                                        For Capital        Capitalized Under
     In thousands                           Company                 Bank                   Adequacy        Prompt Corrective
                                             Actual                Actual                  Purposes     Action Provisions**
     As of March 31, 2003                    Amount     Ratio      Amount      Ratio          Ratio                   Ratio
                                             ------     -----      ------      -----          -----                   -----
        Total capital (to risk-weighted
         assets)                            $23,727      9.2%     $27,793      10.9%           8.0%                   10.0%
     Tier 1 capital (to risk-weighted
         assets)                            $20,866      8.1%      24,953       9.8%           4.0%                    6.0%
     Tier 1 capital (to average assets)     $20,866      6.2%      24,953       7.4%           3.0%                    5.0%
     As of March 31, 2002
        Total capital (to risk-weighted
         assets)                            $19,599      9.6%     $20,813      10.2%           8.0%                   10.0%
     Tier 1 capital (to risk weighted
         assets)                            $17,312      8.5%      18,526       9.0%           4.0%                    6.0%
     Tier 1 capital (to average assets)     $17,312      7.9%      18,526       7.5%           3.0%                    5.0%


     ** Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At March 31, 2003, the Bank could pay dividends to the parent to the extent of its earnings and so long as it maintained required capital ratios.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure About Market Risk".

ITEM 4. CONTROLS AND PROCEDURES

        Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

                            PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS            None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       None

ITEM 5.  OTHER INFORMATION       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit No.  Description of Exhibit
-----------  ----------------------
3(a)         Certificate of Incorporation of the Company, as amended (1)
3(b)         Bylaws of the Company (2)
10.1         1998 Stock Option Plan (3)
10.2         Employment Agreement between H.L. Ward and the Company and Bank (4)
10.3         Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4         Employment Agreement between Ronald D. Paul and the Company (4)
10.5         Consulting Agreement between Leonard L. Abel and the Company (4)
10.6         Employment Agreement between Susan G. Riel and the Bank (4)
10.7         Employment Agreement between Martha F. Tonat and the Bank(1)
11           Statement Regarding Computation of Per Share Income
         Please refer to Note 9 to the consolidated financial statements for the year ended December 31, 2002.
21           Subsidiaries of the Registrant
         The sole subsidiary of the Registrant is EagleBank, a Maryland chartered commercial bank.
99(a)    Certification of Ronald D. Paul 99(b) Certification of Wilmer L. Tinley


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

(b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                EAGLE BANCORP, INC.


Date:  May 9, 2002              By: /s/  Ronald D. Paul
                                    ----------------------------------------
                                    Ronald D. Paul, President



Date:  May 9, 2002              By: /s/ Wilmer L. Tinley
                                    ----------------------------------------
                                    Wilmer L. Tinley, Senior Vice President, CFO

                                  CERTIFICATION

I, Ronald D. Paul , certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eagle Bancorp, Inc.;

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



Date: May 9, 2003                         /s/Ronald D. Paul
                                          ------------------
                                          President and Chief Executive Officer

                                  CERTIFICATION

I, Wilmer L. Tinley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Eagle Bancorp, Inc.;

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


Date: May 9, 2003               /s/ Wilmer L. Tinley
                                --------------------
                                Senior Vice President, Chief Financial Officer