Form 10-Q
period 2003-06-30
EAGLE BANCORP INC
filed 2003-08-13
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of August 7, 2003, the registrant had 5,356,153 shares of Common Stock outstanding.

Item 1 - Financial Statements

                                       EAGLE BANCORP, INC.

                                   CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 2003 AND DECEMBER 31, 2002
                                     (dollars in thousands)

                                             ASSETS

                                                                  June 30,         December 31,
                                                                    2003               2002
                                                                 (unaudited)
                                                              ------------------ -----------------
Cash and due from banks                                     $            33,732  $         18,569
Interest bearing deposits with other
banks                                                                    20,755             6,119
Federal funds sold                                                        9,019             3,012
Investment securities available for sale                                 83,392            70,675
Loans held for sale                                                       4,181             5,546
Loans                                                                   261,392           236,860
Less: allowance of credit losses                                         (2,952)           (2,766)
                                                              ------------------ -----------------
Loans, net                                                              258,440           234,094
Premises and equipment, net                                               4,142             3,601
Deferred income taxes                                                       569               464
Other assets                                                              6,406             5,749
                                                              ------------------ -----------------
     TOTAL ASSETS                                           $           420,636  $        347,829
                                                              ================== =================

                              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits:

   Noninterest-bearing demand                               $            81,513  $         64,432
   Interest-bearing transaction                                          45,327            39,968
   Savings and money market                                             101,668            92,324
   Time, $100,000 or more                                                45,941            46,989
   Other time                                                            34,050            34,721
                                                              ------------------ -----------------
     Total deposits                                                     308,499           278,434
Customer repurchase agreements                                           27,186            25,054
Other short-term borrowings                                              13,940             8,600
Other long-term borrowings                                               12,333            14,333
Other liabilities                                                         1,275             1,380
Escrowed subscriptions received                                          35,835                --
                                                              ------------------ -----------------
     Total liabilities                                                  399,068           327,801

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value; 20,000,000
authorized, 2,907,174 (2003) 2,897,704 (2002)
issued and outstanding                                                       29                29
Additional paid in capital                                               16,631            16,541
Retained earnings                                                         4,688             3,066
Accumulated other comprehensive income                                      220               392
                                                              ------------------ -----------------
     Total stockholders' equity                                          21,568            20,028
                                                              ------------------ -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $           420,636  $        347,829
                                                              ================== =================

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002

           (dollars in thousands, except per share amounts-unaudited)

                                             Six Months          Six Months        Three Months      Three Months
                                             Ended               Ended             Ended             Ended
                                             June 30, 2003       June 30, 2002     June 30, 2003     June 30, 2002
                                             -------------       -------------     -------------     -------------
INTEREST INCOME:

  Interest and fees on loans                 $      7,783         $     6,824      $      3,919         $   3,534
  Taxable interest and dividends on
   investment securities                              916                 854               367               479
  Interest on balances with other banks                94                   4                54                 2
  Interest on federal funds sold                       26                  37                13                15
                                             ------------         -----------       -----------         ---------
    Total interest income                           8,819               7,719             4,353             4,030
                                             ------------         -----------       -----------         ---------
INTEREST EXPENSE:

  Interest on deposits                              1,656               2,188               815             1,083
  Interest on customer repurchase
  agreements                                           58                 108                30                60
  Interest on short-term borrowings                   144                  48                62                29
  Interest on long-term borrowings                    284                 170               160                86
                                             ------------         -----------       -----------         ---------
    Total interest expense                          2,142               2,514             1,067             1,258
                                             ------------         -----------       -----------         ---------
NET INTEREST INCOME                                 6,677               5,205             3,286             2,772


PROVISION FOR CREDIT LOSSES                           425                 493               201               213
                                             ------------         -----------       -----------         ---------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                 6,252               4,712             3,085             2,559
                                             ------------         -----------       -----------         ---------
NONINTEREST INCOME:

  Service charges on deposit accounts                 579                 490               307               287
  Gain on sale of investment securities               214                  --                22                --
  Gain on sale of loans                               346                  97                98                56
  Other income                                        307                 140               146                85
                                             ------------         -----------       -----------         ---------
    Total noninterest income                        1,446                 727               573               428
                                             ------------         -----------       -----------         ---------
NONINTEREST EXPENSES:

  Salaries and employee benefits                    2,746               2,115             1,400             1,105
  Premises and equipment expenses                     934                 795               511               417
  Advertising                                         124                  83                62                45
  Outside data processing                             264                 229               129               124
  Other expenses                                    1,048                 821               549               459
                                             ------------         -----------       -----------         ---------
    Total noninterest expenses                      5,116               4,043             2,651             2,150

NET INCOME BEFORE INCOME TAXES                      2,582               1,396             1,007               837

INCOME TAXES                                          960                 499               368               309
                                             ------------         -----------       -----------         ---------

NET INCOME                                    $     1,622         $       897      $        639         $     528
                                             ------------         -----------       -----------         ---------
INCOME PER SHARE:
   Basic                                      $      0.56         $      0.31      $       0.22         $    0.18
 Diluted                                      $      0.52         $      0.29      $       0.20         $    0.17

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 and 2002
                        (dollars in thousands-unaudited)

                                                                                 Six Months Ended         Six Months Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                                                June 30, 2003           June 30, 2002
Net income                                                                      $            1,622   $                 897
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Increase (decrease) in deferred income taxes                                                125                    (184)
   Provision for credit losses                                                                 425                     493
   Depreciation and amortization                                                               317                     257
   Gain on sale of loans                                                                      (346)                    (97)
   Origination of loans held for sale                                                      (10,415)                 (2,734)
   Proceeds from sale of loans held for sale                                                12,126                   2,831
   Gain on sale of investment securities                                                      (214)                     --
   Increase in other assets                                                                   (657)                 (1,916)
   (Decrease) increase in other liabilities                                                   (105)                     12
                                                                                 ------------------  ----------------------

        Net cash provided (used) by operating activities                                     2,878                    (441)
                                                                                 ------------------  ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in interest bearing deposits with other banks                          (14,636)                      5
Purchases of available for sale investment securities                                     (121,313)               (116,120)
Proceeds from maturities of available for sale securities                                   93,831                 103,707
Proceeds from sale of available for sale securities                                         14,577                      --
Increase in federal funds sold                                                              (6,007)                     --
Net increase in loans                                                                      (24,771)                (22,800)
Bank premises and equipment acquired                                                          (858)                   (647)
                                                                                 ------------------  ----------------------
        Net cash used by investing activities                                              (59,177)                (35,855)
                                                                                 ------------------  ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                                        30,065                  38,947
(Decrease) increase in customer repurchase agreements                                        2,132                   7,975
Increase in other short term borrowings                                                      5,340                   3,380
Decrease in long-term borrowings                                                           (2,000)                 (1,675)
Issuance of common stock                                                                        90                      10
Increase in escrowed subscriptions received                                                 35,835                      --
                                                                                 ------------------  ----------------------
         Net cash provided by financing activities                                          71,462                  48,637
                                                                                 ------------------  ----------------------
NET INCREASE IN CASH                                                                        15,163                  12,341

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                              18,569                   6,483
                                                                                 ------------------  ----------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                                        $           33,732   $              18,824
                                                                                 ==================  ======================

   See notes to consolidated financial statements

                               EAGLE BANCORP, INC
  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE SIX MONTHS
                          ENDED JUNE 30, 2003 AND 2002
                       (dollars in thousands - unaudited)

                                                                                           Accumulated
                                                                Additional                    Other                Total
                                                    Common       Paid in      Retained     Comprehensive        Stockholders
                                                     Stock       Capital      Earnings        Income               Equity
                                                    --------------------------------------------------------------------------
Balances at January 1, 2003                         $      29   $  16,541    $   3,266     $     392        $     20,028
Net income                                                                       1,622                             1,622
Exercise of options for  9,470
shares of common stock                                                 90                                             90
Other comprehensive income-
    Unrealized gain on investment
      securities available for sale                                                             (172)               (172)
                                                                                                            --------------

Total comprehensive income                                                                                         1,540
                                                    ----------------------------------------------------------------------
Balances at June 30, 2003                           $      29   $  16,631    $   4,688     $     220        $     21,568
                                                    ----------------------------------------------------------------------

Balances at January 1, 2002                         $      29   $  16,515    $     399     $     189        $     17,132

Net income                                                                         897                               897
Exercise of options for 1,000 shares
    of common stock                                                    10                                             10
Other comprehensive income-unrealized
  loss on investment securities available
    for sale                                                                                     234                 234
                                                                                                            --------------

Total comprehensive income                                                                                         1,141
                                                    ----------------------------------------------------------------------
Balances at June 30, 2002                           $      29   $  16,525    $   1,296     $     423        $     18,273
                                                    ======================================================================

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of December 31, 2002 were derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2002 Annual Report. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

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

3. INVESTMENT SECURITIES

     Amortized cost and estimated fair value of securities available - for - sale are summarized as follows: (in thousands)

                                                                               June 30, 2003

                                                                           Gross               Gross            Estimated
                                                    Amortized         Unrealized          Unrealized                 Fair
                                                         Cost              Gains              Losses                Value
                                                    ---------         ----------          ----------            ---------
U. S. Treasury securities                          $   39,501           $     --           $      --           $   39,501
U. S. Government Agency securities                      9,051                 36                  --                9,087
Mortgage backed securities                             32,773                333                 (23)              33,083
Federal Reserve Bank and
     Federal Home Loan Bank stock                       1,460                 --                  --                1,460
Other equity investments                                  275                 16                 (30)                 261
                                              ----------------    ---------------     ---------------     ----------------
                                                   $   83,060           $    399           $     (53)          $   83,392
                                              ================    ===============     ===============     ================

                                                                             December 31, 2002

                                                                           Gross               Gross            Estimated
                                                    Amortized         Unrealized          Unrealized                 Fair
                                                         Cost              Gains              Losses                Value
                                                    ---------         ----------          ----------            ---------
U. S. Treasury securities                          $    5,501           $      3           $      --           $    5,504
U. S. Government Agency securities                     19,961                153                  (7)              20,114
Mortgage backed securities                             42,782                493                                   43,268
Federal Reserve Bank and Federal Home
      Loan Bank stock                                   1,564                 --                  --                1,564
Other equity investments                                  274                 --                 (49)                 225
                                              ----------------    ---------------     ---------------     ----------------
                                                   $   70,082           $    649           $     (56)          $   70,675
                                              ================    ===============     ===============     ================

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

5. EARNINGS PER SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of June 30, 2003 there were 1,424 shares excluded from the diluted net income per share computation because the option price exceeded the average market price and therefore, their effect would be anti-dilutive.

6. STOCK-BASED COMPENSATION

       The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the three and six months ended June 30, 2003 and 2002. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the three and six months ended June 30.

                                                     Six months                         Three months
                                                   ended June 30                        ended June 30
                                                ----------------------              -----------------------
                                                2003              2002              2003               2002
                                                ----              ----              ----               ----
Net income, as reported                      $  1,622           $  897            $  639             $  528
Less pro forma stock-based compensation
 expense determined under the fair value
 method, net of related tax effects              (173)            (125)             (167)              (119)
                                             --------           -------           ------             ------
Pro forma net income                         $  1,449           $  772            $  472             $  409
                                             --------           -------           ------             ------
Net income per share:
    Basic - as reported                      $   0.56           $ 0.31            $ 0.22             $ 0.18
    Basic - pro forma                        $   0.50           $ 0.27            $ 0.16             $ 0.14
    Diluted - as reported                    $   0.52           $ 0.29            $ 0.20             $ 0.17
    Diluted - pro forma                      $   0.46           $ 0.25            $ 0.15             $ 0.13

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

GENERAL

         Eagle Bancorp, Inc. is a growing, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997 to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full-service alternative to the super regional financial institutions, which dominate our primary market area. The cornerstone of our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank has five offices serving the southern portion of Montgomery County and one office in the District of Columbia.

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

         In June 2003, the Company formed a second wholly owned subsidiary, Bethesda Leasing, LLC ("Bethesda Leasing"). Bethesda Leasing was formed for the purpose of acquiring an impaired loan from the Bank in order to achieve more efficient administration and collection procedures. See further comments on the formation of Bethesda Leasing under the section "Allowance for Credit Losses".

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

RESULTS OF OPERATIONS

         The Company reported net income of $1.62 million for the six months and $639 thousand for the three months ended June 30, 2003, as compared to net income of $897 thousand for the six months and $528 thousand for the three months ended June 30, 2002. Income per basic share was $0.56 for the six months and $0.22 for the three months ended June 30, 2003, as compared to $0.31 and $0.18 respectively for the same periods in 2002. Income per diluted share was $0.52 for the six months and $0.20 for the three months end June 30, 2003, as compared to $0.29 and $0.17 for the same periods in 2002. The Company had a return on average assets of 0.93% and return on average equity of 15.52% for the first six months of 2003, as compared to returns on average assets and average equity of 0.70% and 10.22% respectively for the six months of 2002.

         The reported net income for the six months ended June 30, 2003, represents an increase in earnings of 82% from the corresponding period in 2002, $1.62 million from $897 thousand. The net income for the three months ended June 30, 2003, represents an increase of 21% from the corresponding period in 2002, $639 thousand from $528 thousand. The six month results, when compared to the same period in 2002, can be attributed to an increase of 28% in net interest income, reflecting an increase of 32% in average earning assets offset by a decline of 12 basis points in net interest margin. Net interest income increased from $5.2 million to $6.7 million average earning assets increased from $244 million to $323 million. During the same period net interest margin declined from 4.29% in 2002 to 4.17% in 2003 as market interest rates continued to fall. Comparing the six month period, noninterest income increased 99%, to $1.45 million from $727 thousand.

         For the six months ended June 30, 2003, the Company recorded a provision for credit losses in the amount of $425 thousand. At June 30, 2003, the allowance for credit losses was $2.95 million, as compared to $2.77 million at December 31, 2002. The Company had net charge-offs of $239 thousand during the first six months of 2003 representing 0.2% of average loans on an annualized basis. This compared to a provision for credit losses of $493 thousand for the first six months of 2002, and net charge-offs of $119 thousand for the same period, representing 0.2% of average loans on an annualized basis.

The following table sets out the annualized returns on average assets, returns on average equity and equity to assets (average) for the six months ending June 30, 2003 and 2002 and the year ending December 31, 2002:

                                            June           June       December
                                            2003           2002         2002
                                            ----           ----         ----
Return on average assets                    0.93%          0.70%        0.91%
Return on average equity                   15.52%         10.22%       14.51%
Average equity to average assets            6.02%          6.80%        6.28%

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first six months of 2003 was $6.7 million compared to $5.2 million for the first six months in 2002.

         The table labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" presents the average balances and rates of the various categories of the Company's assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference between the rate earned on assets less the cost of funds expressed as a percentage. While spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing liabilities in its calculation and is net interest income expressed as a percentage of total earning assets. Interest spread decreased in the six months of 2003 from the first six months of 2002 by 2 basis points, 3.78% from 3.80%; and margin decreased 12 basis points, 4.17% from 4.29%. The decrease in both spread and margin, from period to period, can be attributed to overall lower market interest rates and the resulting refinancing or renegotiation of older debt and the negotiation of lower competitive rates on new debt. In addition to lower interest rates, the change in the mix of Company assets contributed to a decline in margin. In the six months ended June 30, 2002 loans made up 81% of earning assets while in the first six months of 2003 loans made up only 77% of earning assets. The effect was a greater concentration of earning assets in lower yielding investment instruments as compared to loans. From the first six months of 2002 to the first six months of 2003, the yield on earning assets declined 91 basis points while the average interest rate on interest bearing liabilities declined 88 basis points.

         The declines in both the yields on earning assets and interest bearing liabilities from the first six months of 2002 to the first six months of 2003 reflect the continued impact of the significant rate reductions effected by the Federal Reserve in 2001 and continued into 2002 with the last rate reduction occurring in June 2003. The investment portfolio yield declined from 2002 to 2003 by 107 basis points as the Bank maintained a portfolio of short term fixed rate securities and pass through mortgage backed securities. The yield on mortgage backed securities declined as mortgage refinancing accelerated, resulting in earlier repayment of mortgage backed securities, and reinvestment of the proceeds at lower current market rates. In order to keep the investment portfolio short for liquidity and expectations that rates would start to move upward, and to obtain better short term yields, the Bank invested $6 million in interest bearing deposits with other banks in late 2002, currently yielding 2.20%, a relatively attractive rate given their short term nature and low risk, as compared to the rates offered on federal funds and U. S. Treasury bills. The remaining $14.6 million of the interest bearing deposits in other banks represents a portion of the escrowed subscription funds relating to the Company's offering of common stock. The Company is entitled to the earnings on such deposits.

         The decline in the yield on the loan portfolio, while 62 basis points, was less than the decline in the yield on other earning assets because approximately 50% of the loan portfolio is composed of fixed rate loans. The fixed rate loans stabilize the effects of rate reductions in repricable loans thereby slowing the decline in the overall yield of the portfolio. Over time, of course, market pressures and loan repayments and maturities will force the portfolio yield down even when there may be no further market rate reductions.

         On the liability side, management aggressively reduced rates on deposit accounts. The reduction in the rate on total interest bearing liabilities from the first six months of 2002 to the first six months of 2003 was 88 basis points which compares to a reduction of 91 basis points in the yield on earning assets over the same period. The reduction in the rates paid by the Bank reduced the average rate on the cost of funds below 2% in the latter part of 2002.

         It is anticipated that any further reductions in interest rates may have a significant adverse effect on earnings as rates paid on interest bearing liabilities, which are as low as 0.10% on NOW accounts, cannot continue to decline at the same rate as yields on loans and investments.

AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN SIX MONTHS ENDED JUNE 30,

                                                             2003                                      2002
                                            ---------------------------------------    ---------------------------------------
                                                Average                    Average         Average                    Average
                                                Balance     Interest    Yield/Rate         Balance     Interest    Yield/Rate
                                                -------     --------    ----------         -------     --------    ----------
ASSETS:
Interest earnings assets:
    Interest bearing deposits with
    other banks                             $     8,647   $       94         2.20%     $       147   $        4         5.41%
    Loans                                       247,527        7,783         6.34%         198,502        6,824         6.93%
    Investment securities                        62,078          916         2.95%          41,186          854         4.15%
    Federal funds sold and other                  4,704           26         1.14%           4,664           37         1.60%
                                            ------------  -----------                  ------------  -----------
       Total interest earning assets            322,946        8,819         5.46%         244,499        7,719         6.36%

    Total noninterest earning assets             27,022                                     15,820
    Less: allowance for credit losses             2,881                                      2,282
                                            ------------                               ------------
      Total noninterest earning assets           24,141                                     13,538
                                            ------------                               ------------
      TOTAL ASSETS                          $   347,087                                $   258,037
                                            ============                               ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest bearing liabilities:
   NOW accounts                             $    36,355           49         0.27%          25,880           40         0.31%
   Savings and money market accounts             98,308          652         1.34%          72,092          752         2.10%
   Certificates of deposit                       76,792          955         2.51%          75,547        1,396         3.73%
   Customer repurchase agreements                20,921           58         0.56%          14,096          108         1.55%
   Short-term borrowing                           8,060          144         3.60%           2,375           48         4.08%
   Long-term borrowing                           16,436          284         3.48%           8,000          170         4.28%
                                            ------------  -----------                  ------------  -----------
      Total interest bearing liabilities        256,872        2,142         1.68%         197,990        2,514         2.56%
                                            ------------  -----------                  ------------  -----------
Noninterest bearing liabilities:

    Noninterest bearing deposits                 64,222                                     41,400
   Other liabilities                              1,489                                      1,091
   Escrowed subscriptions received                3,604                                         --
                                            ------------                               ------------
      Total noninterest bearing liabilities      69,315                                     42,491
                                            ------------                               ------------
Stockholders' equity                             20,900                                     17,556
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $   347,087                                $   258,037
                                            ============                               ============

Net interest income                                       $    6,677                                 $     4,712
                                                          ===========                                ============
Net interest spread                                                          3.78%                                      3.80%
Net interest margin                                                          4.17%                                      4.29%

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

         Management has developed a comprehensive review process to monitor the adequacy of the allowance for credit losses. The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies. The results of this review process, in combination with conclusions of the Bank's outside loan review consultant, support management's view as to the adequacy of the allowance as of the balance sheet date. During the first six months of 2003, a provision for credit losses was made in the amount of $425 thousand before net charge-offs of $239 thousand. Please refer to the discussion under the caption, "Critical Accounting Policies" for an overview of the underlying methodology management employs on a quarterly basis to maintain the allowance.

         At June 30, 2003, the Company had two loans classified as nonaccrual in the amount of $486 thousand, $123 thousand of which was guaranteed by the SBA. One loan in the amount of $363 thousand is considered impaired as defined by Statement of Financial Accounting Standards ("SFAS No. 114") and is discussed below. As part of its comprehensive loan review process, the Bank's Board of Director's Loan Committee and/or Board of Directors Credit Review Committee carefully evaluates loans over thirty days past due and considers if such loans should be classified as nonaccrual. The Committee(s) makes a thorough assessment of the conditions and circumstances surrounding each past due loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past due, unless they are well secured and in the process of collection.

         The $363 thousand loan was extended to an automobile leasing company for the purpose of funding individual leases. During 2002, the loan became delinquent, and management worked with the borrower in efforts to return the loan to a current status. During the third quarter of 2002, management discovered that payments on the underlying leases were being diverted and not being used to service the loan as required by the loan agreement. The Bank exercised its rights under the loan agreement and instructed the lessees of the underlying leases to send all future lease payments directly to the Bank under a lockbox arrangement. The diversion of funds is believed to be the primary reason for the loan's delinquency. Subsequently, the borrower declared bankruptcy, however, the trustee assigned in the bankruptcy proceedings allowed the Bank to continue to collect payments directly from the lessees.

         At March 31, 2003, the balance of the loan was $605 thousand. During the second quarter of 2003 payments were received which further reduced the balance to $499 thousand. During the quarter the Bank was placed on notice by the trustee in bankruptcy that the bankruptcy estate would be closed out. The Bank was permitted to retain its collateral, however, the titling of the collateral, which had been with the trustee, would transfer to the Bank. Management thoroughly considered the ongoing administration and collection activities related to the account and determined that a more efficient and economical means of administering the required functions would be through a separate entity of the Company. In June 2003, Bethesda Leasing LLC, was formed as a wholly owned subsidiary of the Company. On June 30, 2003 the LLC purchased the loan from the Bank for $363 thousand, under a fair market value formula, which required the Bank to further write down the loan by $136 thousand.

         The provision for credit losses of $425 thousand in the first six months of 2003 compared to a provision for credit losses of $493 thousand in the first six months of 2002. The lower provision in 2003 is attributable to the level of growth in the loan portfolio from December 31, 2002 to June 30, 2003. The amount of growth was $7 million, less than the Company has historically experienced from period to period. The amount of the first quarter 2003 provision was affected by the level of net charge-offs experienced during the quarter, as well as trends in delinquencies and changes in the relative risk composition of the loan portfolio.

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

                                         --------------------------------------------------------------
                                             Six Months Ended                         Year Ended
                                         --------------------------------------------------------------
 (dollars in thousands)                          June 30,                            December 31,
                                         --------------------------------------------------------------
                                            2003          2002        2002         2001         2000
                                         -----------    ---------    --------    ---------    ---------
  Balance at beginning of year        $       2,766  $     2,111  $    2,111  $     1,142  $       579
  Charge-offs:                                   --           --          --           --           --
      Commercial                               (290)        (104)       (192)          --           --
      Real estate - commercial                   --           --          --           --           --
      Construction                               --           --          --           --           --
      Home equity                                --           --          --           --           --
      Other consumer                             (8)         (35)        (40)         (23)         (18)
                                         -----------    ---------    --------    ---------    ---------
 Total                                         (298)        (139)       (232)         (23)         (18)
                                         -----------    ---------    --------    ---------    ---------
 Recoveries:
      Commercial                                 58           --          26           --           --
      Real estate - commercial                   --           --          --           --           --
      Construction                               --           --          --           --           --
      Home equity                                --           --          --           --           --
      Other consumer                              1           20          18           13           --
                                         -----------    ---------    --------    ---------    ---------
 Total                                           59           20          44           13           --
                                         -----------    ---------    --------    ---------    ---------
 Net charge-offs                               (239)        (119)       (188)         (10)         (18)
                                         -----------    ---------    --------    ---------    ---------
 Additions charged to operations                425          493         843          979          581
                                         -----------    ---------    --------    ---------    ---------
 Balance at end of period             $       2,952  $     2,485  $    2,766  $     2,111  $     1,142
                                         ===========    ---------    ========    =========    =========
 Ratio of net charge-offs during
 the period to average loans
 outstanding during the period                 0.02%        0.01%       0.09%        0.01%        0.02%
                                         -----------    ---------    --------    ---------    ---------

         The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.


  (dollars in thousands)                       As of June 30,                   As of December 31,
                                        ---------------------------------------------------------------
                                                   2003                               2002
                                        ----------------------------      -----------------------------
                                           Amount      Percent (1)           Amount      Percent (1)
                                        ------------- --------------      ------------- ---------------
  Commercial                          $        1,301           26.8%    $        1,134            27.5%
  Real estate - commercial                       855           50.0                862            48.5
  Construction                                   298            9.2                231             9.8
  Home equity                                    210           12.2                253            12.9
  Other consumer                                 109            1.8                 83             1.3
  Unallocated                                    179              -                203               -
                                        ------------- --------------      ------------- ---------------
  Total allowance for credit losses   $        2,952            100%    $        2,766             100%
                                        ============= ==============      ============= ===============

(1) Represents the percent of loans in category to gross loans.

NON-PERFORMING ASSETS

         The Company's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned, totaled $486 thousand at June 30, 2003 compared to $243 thousand at June 30, 2002 and $965 thousand at December 31, 2002. The percentage of non-performing assets to total assets was 0.11% at June 30, 2003, compared to no non performing assets at June 30, 2002 and 0.28% at December 31, 2002.

         Non-performing loans constituted all of the non-performing assets at June 30, 2003, June 30, 2002 and December 31, 2002. Non-performing loans at June 30, 2003 consist of loans in non-accrual status in the amount of $123 thousand and nonaccruing impaired loans of $363 thousand compared to no non-accrual loans and loans past due over ninety days of $22 thousand at June 30, 2002.

         The Company had no other real estate owned at either June 30, 2003 or 2002.

         The following table shows the amounts of non-performing assets at the dates indicated.

                                                   June 30,
                                            ------------------------   December 31,
 (dollars in thousands)                       2003          2002           2002
                                            ----------    ----------   -------------
 Nonaccrual Loans
     Commercial                           $       486   $        --  $          147
     Consumer                                      --            --              --
     Real estate                                   --            --              --
 Accrual loans-past due 90 days
      Commercial                                   --           243             818
      Consumer                                     --            --              --
      Real estate                                  --            --              --
 Restructured loans                                --            --              --
 Real estate owned
                                            ----------    ----------   -------------
      Total non-performing assets          $       486   $       243  $          965
                                            ==========    ==========   =============

         At June 30, 2003, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms.

NONINTEREST INCOME

         Noninterest income primarily represents deposit account service charges and fees, gains on the sale of loans, other noninterest loan fees, income from bank owned life insurance ("BOLI") and other service fees. For the six months ended June 30, 2003 noninterest income was $1.45 million which included $214 thousand in gains on the sale of investment securities. This compared to $727 thousand of noninterest income for the six months ended June 30, 2002 which included no gains on the sale of investment securities. For the quarter ending June 30, 2003, the Company had $573 in noninterest income, which included $22 thousand in gains on the sale of investment securities, this compared to $428 thousand for the same period in 2002 which included no gains on the sale of investment securities. The Company has become a significant SBA lender in its market area and during the quarter realized gains on the sale of the insured portion of many of the loans it had originated. The Company has also been active in the origination of mortgage loans, on a pre-sold basis, and the historically low interest rate environment has made this a very active program. These two sale activities contributed $346 thousand in the first six months of 2003 compared to $97 thousand in the first six months of 2002. For the quarter ending June 30, 2003, the Company had $98 thousand in gains on the sale of loans compared to $56 thousand for the same period in 2002. The second quarter of 2003 income was less than the first quarter because of a slow down in SBA activity. Based on current activity the SBA income is expected to increase in the third quarter. The gains from sales of both of these types of credits are considered a continuing and regular operating income source for the Bank. However, the activity in our mortgage sales can be reduced significantly if interest rates were to rise.

         Service charges on deposit accounts increased to $579 thousand in the first six months of 2003 compared to $490 thousand in the first six months of 2002. The increase of 18% is primarily attributable to an increase in the number of deposit accounts over that period and the low interest rate environment. As rates decline so do the earning allowances (which are used to offset service charges) on demand deposit accounts so that an account, with the same activity, which paid no service charge when interest rates were high may currently be paying a charge because the earnings allowance is insufficient to cover activity charges. For the quarter ending June 30, 2003, the Company had $307 thousand in service charge income compared to $287 thousand in the same period of 2002, an increase of 7%. Other income increased 119% from $140 thousand in the first six months of 2002 to $307 thousand in the first six months of 2003. The significant component contributing to this increase was income from BOLI contracts of $112 thousand compared to no BOLI related income in 2002. For comparative quarters ending 2003 and 2002, the income increase was 72%, $146 thousand from $85 thousand. BOLI income was the significant factor in this increase contributing $57 thousand.

NONINTEREST EXPENSE

         Noninterest expense was $5.1 million for the six months ended June 30, 2003 compared to $4.0 million for the six months ended June 30, 2002. This represented a 28% increase from period to period. The increase for the quarter ending June 30, or each year was also 28%, increasing from $2.2 million to $2.7 million. Increases in noninterest expense primarily relate to increases in the expense category salaries and employee benefits which increased 30% from the first six months of 2002 to the first six months of 2003, $2.1 million to $2.7 million, and increased 27% for the respective quarters ending June 30, $1.1 million to $1.4 million. During the first quarter of 2003, to accommodate the growth experienced by the Bank in 2002 and accommodate the growth anticipated in 2003, a number of additions to staff were made in the lending and operations (customer service) areas. Management felt that these additions and the associated expenses were necessary to assure a continued growth pattern and quality of service which characterized the Company since its inception. The increase of 17% in premises and equipment for the six months, $795 thousand to $934 thousand and 22% for the quarter from period to period, $417 thousand to $511 thousand can be attributed to the expenses for the Bank's Shady Grove Office, which opened in March of 2002 and new loan administration offices in Bethesda acquired to house an expanded lending staff. These offices were occupied in June of 2003. Other expenses which increased 28% from $821 to $1,048 for the six months ending June 30, 2003 compared to the six months ending June 30, 2002, represent a number of expense categories ranging from business development, office supplies to charitable contributions. Management monitors these expenses closely and believes that the increase in them is consistent with the needs of an aggressively growing Company. For the quarters ending June 30, these expenses increased 20%, $459 thousand to $549 thousand.

FINANCIAL CONDITION

         As of June 30, 2003, assets were $421 million and deposits were $309 million. Assets grew from December 31, 2002, by $73 million and deposits by approximately $30 million. The growth in deposits experienced in the second quarter of 2003, particularly beginning in June, was encouraging when compared to the first quarter when both asset and deposit growth was below historical levels experienced by the Company. Management believes that weather conditions, local and national economic conditions and international events did not provide an ideal environment for business and contributed significantly to the relatively flat growth in the first quarter. The effects of these factors carried into the second quarter and growth was relatively flat until mid June.

         During the six months ended June 30, 2003, deposits grew $30 million and assets grew $73 million, with 50% of asset growth coming from subscriptions for new capital stock which the Company began accepting, through its escrow agent, in mid May. The total amount of subscription funds received as of June 30, 2003, was $36 million. In early August, following the closing of the subscription period on July 11, 2003 and termination of the withdrawal period, the Company broke escrow on subscriptions for approximately 2.45 million shares of common stock, for gross proceeds of approximately $30 million, and returned escrowed funds relating to over subscriptions. The Company used approximately $10 million of the proceeds to reduce its borrowings. If these transactions had been effective at June 30, 2003, total assets would have been approximately $404 million. Please refer to the section "Capital Resources and Adequacy" for further information concerning the Company's stock offering.

Loans

         Total loans, excluding loans held for sale, increased approximately $25 million from December 31, 2002 to June 30, 2003, from $237 million to $262 million. Approximately $23 million of the increase in loans occurred during the second quarter of 2003, representing a strong turnaround from the first quarter. This improvement was in line with management's expectations as it had noted in late March that loan demand was improving.

         Loans, net of amortized deferred fees and costs, at June 30, 2003, June 30, 2002 and December 31, 2002 are summarized by type as follows:

                                              June 30,     Percent          June 30,    Percent      December 31,     Percent
                                                  2003    of Total              2002   of Total              2002    of Total
                                           -----------   ---------       -----------   --------     -------------    --------
Commercial                                  $   70,087       26.8%       $    51,981      24.7%       $    64,869       27.5%
Real estate - commercial                       130,583       50.0%           105,578      50.1%           114,961       48.5%
Construction                                    24,111        9.2%            17,793       8.4%            23,180        9.8%
Home equity                                     31,908       12.2%            31,511      15.0%            30,631       12.9%
Other consumer                                   4,703        1.8%             3,866       1.8%             3,219        1.3%
                                            ----------       -----       -----------       ----       -----------        ----
    Total loans                                261,392        100%           210,729       100%           236,860        100%
      Less: allowance for credit losses         (2,952)                       (2,485)                      (2,766)
                                            ----------                   -----------                  -----------
Loans, net                                  $  258,440                   $   208,244                  $   234,094
                                           ===========                   ===========                  ===========

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

         For the six months ending June 30, 2003 from December 31, 2002, deposits grew $30 million, from $278 million to $308 million. Almost $29.5 million of the growth in deposits came in the second quarter as some of the uncertainties in international, national and local conditions became somewhat clearer.

         Approximately 26% of the Bank's deposits are made up of certificates of deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking and does not accept brokered certificates, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand. The Bank has paid negotiated rates for deposits in excess of $500 thousand but the rates paid have rarely been more than 25 to 50 basis points higher than posted rates and deposits also have been negotiated at below market rates. In late 2000, to fund strong loan demand, the Bank began accepting certificates of deposits, generally in denominations of less than $100 thousand on a non brokered basis, from bank and credit union subscribers to a wholesale deposit rate line. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired, although it is possible for rates to significantly exceed local market rates it has not been the experience of the Bank. At June 30, 2003 the Bank held $15.2 million of these deposits at an average rate of 4.00% as compared to $20.5 million of these deposits, at an average rate of 4.09% at June 30, 2002. With the strong core deposit growth experienced by the Bank in 2002, these deposits were allowed to mature without renewal or replacement. However, during the second quarter of 2003 management felt that there was an opportunity to acquire longer maturities of these deposits at attractive interest rates and again began accepting these deposits with three and four year maturities.

         At June 30, 2003, the Company had approximately $81 million in noninterest bearing demand deposits, representing an 26% of total deposits. This compared to $64 million of these deposits at December 31, 2002. These are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and indices of financial performance.

         As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $27 million at June 30, 2003 compared to $25 million at December 31, 2002. Customer repurchase agreements are not deposits and are not FDIC insured but are secured by US Treasury and/or US government agency securities. These accounts are particularly suitable to businesses with significant change in the levels of cash flow over a very short time frame often measured in days. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

         At June 30, 2003, the Company had drawn $9.9 million against a line of credit provided by a correspondent bank as compared to $4.6 million at December 31, 2002. The borrowings in the six months ending June 30, 2003 were to fund loan participations with the Bank and a direct loan made by the Company. The Company also borrowed $1 million to provide additional capital to the Bank. Prior borrowings were principally to fund additions of capital to the Bank in order to maintain its "well capitalized" ratio. As noted above, the Company expects to reduce the balance on it correspondent line of credit from the proceeds of the offering. At June 30, 2003, the Bank had $16.3 million of FHLB short and long-term borrowings, as compared to $18.3 million at December 31, 2002. These advances are secured 50% by US government agency securities and 50% by a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio.

LIQUIDITY MANAGEMENT

         Liquidity is the measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor requirements for use of their funds. The Bank's sources of liquidity consist of cash balances, due from banks, loan repayments, federal funds sold and short term investments. These sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds. During 2002, the Company increased an established line of credit, with a correspondent bank, from $5 million to $10 million. In the second quarter of 2003, the line was temporarily increased $2 million to a total of $12 million against which it had drawn $9.9 million as of June 30, 2003. In early August 2003, the balance on the line of credit was paid off from the proceeds of the Company's public stock offering. Following such reduction the Company is able to make additional draws on the line of credit to the full $10 million limit of the line. The Bank can purchase up to $12 million in federal funds on an unsecured basis and enter into reverse repurchase agreements up to $10 million. At June 30, 2003, the Bank was also eligible to take FHLB advances of up to $70 million, of which it had advances outstanding of $16.3 million.

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

         The mature earning pattern of the Bank is also a liquidity management resource for the Bank. The earnings of the Bank are now at a level that allows the Bank to pay higher rates to retain deposits over a short period, while it adjusts its asset base repricing to offset a higher cost of funds. The cost of retaining business in the short run and the associated reduction in earnings can be preferable to reducing deposit and asset levels and restricting growth.

         At June 30, 2003, under the Bank's liquidity formula, it had $77 million of liquidity representing 20.3% of total Bank assets.

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

         The following table reflects the result of a "shock test" simulation on the March 31, 2003, earning assets and interest bearing liabilities and the change in net interest income resulting from the simulated immediate increase and decrease in interest of 100 and 200 basis points. Also shown is the change in the Market Value Portfolio Equity resulting from the simulation. The model as presented is projected for one year. The March simulation is the most recent analysis completed. Management believes that the subsequent "shock test", to be prepared as of June 30, 2003, will reflect similar change patterns and percentages as the March shock.

                                                                                   Percentage change
          Change in interest   Percentage change in net   Percentage change in     in Market Value of
         rates (basis points)      interest income              net income         Portfolio Equity
         --------------------    ---------------------    --------------------    ---------------------
               + 200                   +  8.8%                  + 21.1%                 + 10.7%
               + 100                   +  4.8%                  + 11.4%                 +  6.8%
                   0                       --                       --                      --
               - 100                   -  6.3%                  - 15.1%                 -  9.2%
               - 200                   - 16.2%                  - 39.0%                 - 16.7%

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

         GAP, a measure of the difference in volume between interest earning assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in particular time periods. At June 30, 2003, the Bank had a positive GAP of 22.8% out to three months and a cumulative negative GAP of 6.9% out to twelve months.

         If interest rates were to continue to decline, the Bank's interest income and margin may be adversely effected. Because of the positive GAP measure in the 0 - 3 month period, continued decline in the prime lending rate will reduce income on repriceable assets within thirty to ninety days, while the repricing of liabilities may occur over future time periods and there may not be an ability to reduce the cost of interest bearing liabilities to fully offset the reduction in short term interest rates. This will result in a decline in net interest income and net income. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features of some of its assets. These factors have been thoroughly discussed with the Board of Directors Asset Liability Committee and management believes that current strategies are appropriate to current economic and interest rate trends. The negative GAP is carefully monitored and will be adjusted as conditions change. The following GAP table is presented on the basis of the Bank only as inclusion of escrowed subscription assets and noninterest bearing escrowed subscription liabilities would create a distorted representation of the operating GAP.


GAP ANALYSIS
June 30, 2003
(dollars in thousands)
                                           0-3          4-12         13-36       37-60     Over 60
 Repriceable in:                          Months       Months       Months      Months      Months       Total
                                       ----------------------------------------------------------------------------
 ASSETS:
    Investment securities                  $ 27,873    $    7,874     $ 8,500    $  6,500    $ 12,693     $ 63,440
    Interest bearing deposits in
other banks                                   1,387           991       2,477          --          --        4,855
    Loans                                   104,030        21,296      48,473      68,505      23,270      265,574
    Federal funds sold                        9,019            --          --          --          --        9,019
                                       ----------------------------------------------------------------------------
 Total repriceable assets                   142,309        30,161      59,450      75,005      35,963      342,888
                                       ============================================================================
LIABILITIES:
    NOW accounts                                 --        23,511       4,533      18,131          --       46,175
    Savings and Money Market accounts        39,382        32,747      19,691       9,847          --      101,667
    Certificates of deposit                  15,488        52,114      10,621       1,769          --       79,992
    Customer repurchase agreements
and federal funds purchased                   8,156        10,874       2,718       5,438          --       27,186
    Other borrowing-short and long term       1,000        12,940      12,333          --          --       26,273
                                       ----------------------------------------------------------------------------
 Total repriceable liabilities               64,026       132,186      49,896      35,185          --      281,293
                                       ============================================================================

 GAP                                       $ 78,283    $ (102,025)  $   9,554    $ 39,820    $ 35,963     $ 61,595
 Cumulative GAP                              78,283       (23,742)    (14,188)     25,632      61,595
 Interval gap/earnings assets                 22.83%       (29.75)%      2.79%      11.62%      10.49%
 Cumulative gap/earning assets                22.83%        (6.92)%     (4.14)%      7.48%      17.96%

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

         The capital position of the Company's wholly-owned subsidiary, the Bank, continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for credit losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier1 capital to total average assets. At June 30, 2003, the Company's and Bank's capital ratios were in excess of the mandated minimum requirements.

         During the six months ending June 30, 2003, the Company borrowed funds under a line of credit with a correspondent bank in order to fund loan participations with the Bank and a direct loan made by the Company. At June 30, 2003, the amount outstanding under the line of credit was $9.9 million. The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowing, the sale of additional common stock, the sale of preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities. On April 25, 2003 the Company commenced an offering of up to 979,591 shares of its common stock at an offering prince of $12.25 per share, for aggregate gross proceeds of approximately $12 million. The number of shares offered could be increased to 1,142,457, for aggregate gross proceeds of $14 million. On June 23, 2003, the Company increased the size of the offering by more than 100%. The number of shares offered for sale was increased to 2,040,816 at $12.25 per share and that number of shares could be increased by an additional 408,163 shares. In early August 2003, the Company completed the offering with the sale of approximately
2.45 million shares, for gross proceeds of approximately $30 million.

CAPITAL
-------

The actual capital amounts and ratios for the Company and Bank as of June 30, 2003 and 2002 are presented in the table below:

                                                                                                                       To Be Well
                                                                                                                Capitalized Under
                                                                                                For Capital     Prompt Corrective
                                              Company                       Bank                   Adequacy                Action
   In thousands                                Actual                     Actual                   Purposes          Provisions**
   As of June 30, 2003                         Amount        Ratio        Amount        Ratio         Ratio                 Ratio
                                               ------        -----        ------        -----         -----                 -----
       Total capital (to risk-weighted
        assets)                              $   23,727       9.2%    $   27,793        10.9%          8.0%                 10.0%
       Tier 1 capital (to risk-weighted
         assets)                             $   20,866       8.1%        24,953         9.8%          4.0%                  6.0%
       Tier 1 capital (to average assets)    $   20,866       6.2%        24,953         7.4%          3.0%                  5.0%

     As of June 30, 2002
    Total capital (to risk-weighted
           assets)                           $   19,599       9.6%    $   20,813        10.2%          8.0%                 10.0%

     Tier 1 capital (to risk                 $   17,312       8.5%        18,526         9.0%          4.0%                  6.0%
     weighted assets)

     Tier 1 capital ( to average
     assets)                                 $   17,312       7.9%        18,526         7.5%          3.0%                  5.0%


     ** Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At June 30, 2003, the Bank could pay dividends to the parent to the extent of its earnings and so long as it maintained required capital ratios.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure About Market Risk".

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None

ITEM 5.  OTHER INFORMATION None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits


Exhibit No.    Description of Exhibit
-----------    ----------------------
3(a)           Certificate of Incorporation of the Company, as amended (1)
3(b)           Bylaws of the Company (2)
10.1           1998 Stock Option Plan (3)
10.2           Employment Agreement between H.L. Ward and the Company and Bank (4)
10.3           Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4           Employment Agreement between Ronald D. Paul and the Company (4)
10.5           Consulting Agreement between Leonard L. Abel and the Company (4)
10.6           Employment Agreement between Susan G. Riel and the Bank (4)
10.7           Employment Agreement between Martha F. Tonat and the Bank(1)
11             Statement Regarding Computation of Per Share Income
21             Subsidiaries of the Registrant
31(a)          Certification of Ronald D. Paul
31(b)          Certification of Wilmer L. Tinley
31(c)          Certification of H. L. Ward
32(a)          Certification of Ronald D. Paul
32(b)          Certification of Wilmer L. Tinley
32(c)          Certification of H. L. Ward

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

(b) Reports on Form 8-K

         On April 15, 2003, the Company filed a Current Report on Form 8-K, under Items 5, 9 and 12 thereof, reporting earnings for the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           EAGLE BANCORP, INC.

Date: August 7, 2003       By: /s/ Ronald D. Paul
                               ---------------------------------------
                               Ronald D. Paul, President and CEO



Date: August 7, 2003       By: /s/ Wilmer L. Tinley
                               ---------------------------------------
                               Wilmer L. Tinley, Senior Vice President and CFO