Form 10-Q
period 2003-09-30
EAGLE BANCORP INC
filed 2003-11-14
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-25923

                               EAGLE BANCORP, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                           52-2061461
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

7815 Woodmont Avenue, Bethesda, Maryland                      20814
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

                                 (301) 986-1800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         As of November 7, 2003, the registrant had 5,359,153 shares of Common Stock outstanding.

Item 1 - Financial Statements

                               EAGLE BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                             (dollars in thousands)

                                     ASSETS

                                                  September 30,   December 31,
                                                      2003             2002
                                                   (unaudited)
                                                  ------------    -----------
Cash and due from banks                            $  24,838       $  18,569
Interest bearing deposits with other
  banks                                                4,351           6,119
Federal funds sold                                     2,000           3,012
Other cash equivalents                                 1,502              --
Investment securities available for sale              70,069          70,675
Loans held for sale                                    1,930           5,546
Loans                                                287,001         236,860

Less: allowance of credit losses                      (3,237)         (2,766)
                                                   ---------       ---------
Loans, net                                           283,764         234,094
Premises and equipment, net                            4,226           3,601
Deferred income taxes                                    683             464
Other assets                                           8,358           5,749
                                                   ---------       ---------
     TOTAL ASSETS                                  $ 401,721       $ 347,829
                                                   =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:

Deposits:
   Noninterest-bearing demand                      $  79,723       $  64,432
   Interest-bearing transaction                       39,615          39,968
   Savings and money market                          102,127          92,324
   Time, $100,000 or more                             41,447          46,989
   Other time                                         50,392          34,721
                                                   ---------       ---------
     Total deposits                                  313,304         278,434
Customer repurchase agreements                        20,009          25,054
Other short-term borrowings                            4,000           8,600
Other long-term borrowings                            11,632          14,333
Other liabilities                                        875           1,380
                                                   ---------       ---------
     Total liabilities                               349,820         327,801

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 20,000,000
authorized, 5,359,153 (2003) 2,897,704 (2002)
  issued and outstanding                                  53              29
Additional paid in capital                            46,404          16,541
Retained earnings                                      5,466           3,066
Accumulated other comprehensive (loss) income            (22)            392
                                                   ---------       ---------
     Total stockholders' equity                       51,901          20,028
                                                   ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 401,721       $ 347,829
                                                   =========       =========

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
           (dollars in thousands, except per share amounts-unaudited)


                                             Nine Months    Nine Months   Three Months   Three Months
                                                Ended          Ended          Ended          Ended
                                            Sept 30, 2003  Sept 30, 2002  Sept 30, 2003  Sept 30, 2002
                                            -------------  -------------  -------------  -------------
INTEREST INCOME:
  Interest and fees on loans                   $11,894        $10,533        $ 4,111        $ 3,709
  Taxable interest and dividends on
   investment securities                         1,280          1,497            364            643
  Interest on balances with other banks            149             33             54              2
  Interest on federal funds sold                    37             61             13             15
                                               -------        -------        -------        -------
    Total interest income                       13,360         12,124          4,541          4,405
                                               -------        -------        -------        -------

INTEREST EXPENSE:
  Interest on deposits                           2,360          3,292            704          1,104
  Interest on customer repurchase
   agreements                                       68            182             10             74
  Interest on short-term borrowings                257            105            113             57
  Interest on long-term borrowings                 363            297             79            127
                                               -------        -------        -------        -------
    Total interest expense                       3,048          3,876            906          1,362
                                               -------        -------        -------        -------

NET INTEREST INCOME                             10,312          8,248          3,635          3,043

PROVISION FOR CREDIT LOSSES                        730            675            305            182
                                               -------        -------        -------        -------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                              9,582          7,573          3,330          2,861
                                               -------        -------        -------        -------

NONINTEREST INCOME:
  Service charges on deposit accounts              892            764            313            274
  Gain on sale of investment securities            214            143             --            143
  Gain on sale of loans                            545            246            199            149
  Other income                                     482            263            175            123
                                               -------        -------        -------        -------
    Total noninterest income                     2,133          1,416            687            689
                                               -------        -------        -------        -------

NONINTEREST EXPENSES:
  Salaries and employee benefits                 4,202          3,235          1,456          1,120
  Premises and equipment expenses                1,498          1,219            564            424
  Advertising                                      203            142             79             59
  Outside data processing                          407            354            143            125
  Other expenses                                 1,610          1,270            562            449
                                               -------        -------        -------        -------
    Total noninterest expenses                   7,920          6,220          2,804          2,177

NET INCOME BEFORE INCOME TAXES                   3,795          2,769          1,213          1,373

INCOME TAXES                                     1,395          1,024            435            525
                                               -------        -------        -------        -------

NET INCOME                                     $ 2,400        $ 1,745        $   778        $   848
                                               =======        =======        =======        =======

INCOME PER SHARE:
 Basic                                         $  0.70        $  0.60        $  0.17        $  0.29
 Diluted                                       $  0.65        $  0.56        $  0.16        $  0.27

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
                        (dollars in thousands-unaudited)

                                                                        Nine Months       Nine Months
                                                                           Ended             Ended
                                                                       Sept 30, 2003     Sept 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   2,400         $   1,745
Adjustments to reconcile net income to net cash
   Provided (used) by operating activities:
   Increase (decrease) in deferred income taxes                               (219)             (178)
   Provision for credit losses                                                 730               675
   Depreciation and amortization                                               504               405
   Gain on sale of loans                                                      (545)             (246)
   Origination of loans held for sale                                      (17,644)           (2,585)
   Proceeds from sale of loans held for sale                                21,805             2,831
   Gain on sale of investment securities                                      (214)             (143)
   Increase in other assets                                                   (609)             (526)
   (Decrease) increase in other liabilities                                   (505)              294
                                                                         ---------         ---------
        Net cash provided (used) by operating activities                     5,703             2,272
                                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in interest bearing deposits with other banks            1,758            (5,978)
Purchases of available for sale investment securities                     (278,773)         (251,611)
Proceeds from maturities of available for sale securities                  263,110           216,451
Proceeds from sale of available for sale securities                         14,577             4,999
Increase (decrease) in federal funds sold                                    1,012            (7,002)
Net increase in loans                                                      (50,400)          (34,143)
Bank premises and equipment acquired                                        (1,129)             (835)
                                                                         ---------         ---------
Increase in BOLI contracts                                                  (2,000)           (4,000)
                                                                         ---------         ---------

        Net cash used by investing activities                              (51,845)          (82,119)
                                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                        34,870            70,965
(Decrease) increase in customer repurchase agreements                       (5,045)           13,108
(Decrease) increase in other short term borrowings                          (4,600)            8,400
(Decrease) increase in long-term borrowings                                 (2,701)            5,658
Issuance of common stock                                                    29,887                16
                                                                         ---------         ---------
         Net cash provided by financing activities                          52,411            98,147
                                                                         ---------         ---------

NET INCREASE IN CASH                                                         6,269            18,300

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                              18,569             6,483
                                                                         ---------         ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                                 $  24,838         $  24,783
                                                                         =========         =========

See notes to consolidated financial statements

                               EAGLE BANCORP, INC
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                       (dollars in thousands - unaudited)


                                                                                        Accumulated
                                                               Additional                  Other          Total
                                                     Common     Paid in     Retained   Comprehensive   Stockholders
                                                     Stock      Capital     Earnings   Income (loss)      Equity
                                                    ---------------------------------------------------------------
Balances at January 1, 2003                         $     29   $  16,541    $  3,066     $    392        $ 20,028
                                                                                                         --------
Net income                                                                     2,400                        2,400
Other comprehensive income-
    Unrealized loss on investment
      securities available for sale                                                          (414)           (414)
                                                                                                         --------
Total comprehensive income                                                                                  1,986

Proceeds from sale of 2,448,979 shares
 of common stock                                          24      29,744                                   29,768
Exercise of options for 9,470 shares of
 common stock                                                        119                                      119
                                                    ---------------------------------------------------------------
Balances at September 30, 2003                      $     53   $  46,404    $  5,466     $    (22)       $ 51,901
                                                    ---------------------------------------------------------------

Balances at January 1, 2002                         $     29   $  16,515    $    399     $    189        $ 17,132
                                                                                                         --------
Net income                                                                     1,745                        1,745

Other comprehensive income-unrealized
  loss on investment securities available
  for sale                                                                                    265             265
                                                                                                         --------

Total comprehensive income                                                                                  2,026

Exercise of options for 1,000 shares
 of common stock                                                      16                                       16
                                                    ---------------------------------------------------------------

Balances at September 30, 2002                      $     29   $  16,531    $  2,144     $    454        $ 19,158
                                                    ===============================================================

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of December 31, 2002 were derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2002 Annual Report. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

2. NATURE OF BUSINESS

     The Company, through its bank subsidiary, provides domestic financial services primarily in Montgomery County, Maryland and Washington, DC. The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products.

3. INVESTMENT SECURITIES

     Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:
     (in thousands)


                                                                 September 30, 2003

                                                               Gross            Gross         Estimated
                                             Amortized      Unrealized       Unrealized          Fair
                                               Cost            Gains           Losses           Value
                                             ---------      ----------       ----------       ---------
U.S. Government Agency securities            $ 35,120        $     27         $    (27)        $ 35,120
Mortgage backed securities                     31,126             214             (260)          31,080
Federal Reserve Bank and
     Federal Home Loan Bank stock               1,580              --               --            1,580
Other equity investments                        2,277              31              (19)           2,289
                                             --------        --------         --------         --------
                                             $ 70,103        $    272         $   (306)        $ 70,069
                                             ========        ========         ========         ========
                                                                 December 31, 2002

                                                               Gross            Gross         Estimated
                                             Amortized      Unrealized       Unrealized          Fair
                                               Cost            Gains           Losses           Value
                                             ---------      ----------       ----------       ---------
U.S. Treasury securities                     $  5,501        $      3         $     --         $  5,504
U.S. Government Agency securities              19,961             153               (7)          20,114
Mortgage backed securities                     42,782             493                            43,268
Federal Reserve Bank and Federal Home
      Loan Bank stock                           1,564              --               --            1,564
Other equity investments                          274              --              (49)             225
                                             --------        --------         --------         --------
                                             $ 70,082        $    649         $    (56)        $ 70,675
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

5. EARNINGS PER SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of September 30, 2003 there were 2,454 shares excluded from the diluted net income per share computation because the option price exceeded the average market price and therefore, their effect would be anti-dilutive.

6. STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the three months ended September 30, 2003 and 2002. It the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the three and nine months ended September 30.


                                                      Nine months                Three months
                                                     ended Sept 30               ended Sept 30
                                                 --------------------         -------------------
                                                  2003          2002            2003       2002
                                                 -------      -------         -------     -------
Net income, as reported                          $ 2,400      $ 1,745         $   778     $   848

Less pro forma stock-based compensation
  expense determined under the fair value
  method, net of related tax effects                (173)        (125)
                                                 -------      -------         -------     -------
Pro forma net income                             $ 2,227      $ 1,620         $   778     $   848
                                                 -------      -------         -------     -------

Net income per share:
Basic - as reported                              $  0.70      $  0.60         $  0.17     $  0.29
Basic - pro forma                                $  0.65      $  0.56         $  0.17     $  0.29
Diluted - as reported                            $  0.65      $  0.56         $  0.16     $  0.27
Diluted - pro forma                              $  0.61      $  0.52         $  0.16     $  0.27

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

GENERAL

         Eagle Bancorp, Inc. is a growing, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997 to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full-service alternative to the super regional financial institutions, which dominate our primary market area. The cornerstone of our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank has five offices serving the southern portion of Montgomery County and one office in the District of Columbia. The Bank has entered into a lease for a new branch location on Rockville Pike in Montgomery County and expects to open before the first of the year. The Bank is also expects to conclude negotiations for a new branch office in the Dupont Circle area in the District of Columbia and expects to open this proposed office in the mid spring of 2004.

         The Company offers full commercial banking services to our business and professional clients as well as complete consumer banking services to individuals living and/or working in the service area. We emphasize providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near our primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community we serve. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. We have developed significant expertise and commitment as an SBA lender, have been designated a Preferred Lender by the SBA, and are one of the largest SBA lenders, in dollar volume, in the Washington Metropolitan area.

         In June 2003, the Company formed a second wholly owned subsidiary, Bethesda Leasing, LLC ("Bethesda Leasing"). Bethesda Leasing was formed for the purpose of acquiring an impaired loan from the Bank in order to effect more efficient administration and collection procedures.

         The income per share of $0.17 (basic) and $0.16 (diluted) for the three months ended September 30, 2003 exceeds the $0.14 (basic) and $0.13 (diluted) reported in the Company's press release and Form 8-K issued on October 15, 2003. The difference results from a computational error in the earlier calculation which has been corrected in this report. The computational error did not effect the net income of the Company for the three month period ended September 30, 2003, or the net income or income per share calculations for the nine month period ended September 30, 2003. Readers should note that due to the issuance of a significant number of shares of common stock during the third quarter, the quarterly per share earnings for 2003 do not add to the per share earnings for the nine month period ended September 30, 2003.

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

RESULTS OF OPERATIONS

         The Company reported net income of $2.40 million for the nine months and $778 thousand for the three months ended September 30, 2003, as compared to net income of $1.75 million for the nine months and $848 thousand for the three months ended September 30, 2002. Income per basic share was $0.70 for the nine months and $0.17 for the three months ended September 30, 2003, as compared to $0.60 and $0.29 respectively for the same periods in 2002. Income per diluted share was $0.65 for the nine months and $0.16 for the three months end September 30, 2003, as compared to $0.56 and $0.27 for the same periods in 2002. The Company had a return on average assets of 0.88% and return on average equity of 11.50% for the first nine months of 2003, as compared to returns on average assets and average equity of 0.84% and 12.99% respectively for the six months of 2002.

         The reported net income for the nine months ended September 30, 2003, represents an increase in earnings of 38% from the corresponding period in 2002, $2.40 million from $1.74 million. The net income for the three months ended September 30, 2003, represents a decrease of 8% from the corresponding period in 2002, $778 thousand from $848 thousand. The nine month results, when compared to the same period in 2002, can be attributed to an increase of 25% in net interest income, reflecting an increase of 29% in average earning assets offset by a decline of 14 basis points in net interest margin. Net interest income increased from $8.3 million to $10.3 million average earning assets increased from $261 million to $337 million. During the same period net interest margin declined from 4.23% in 2002 to 4.09% in 2003 as market interest rates continued to fall and the percentage of higher yielding loans declined from 78% of average earning assets in the nine month period of 2002 to 76% of earning assets in the same period of 2003. Comparing the nine month period, noninterest income increased 51%, $2.1 million from $1.4 million.

         For the nine months ended September 30, 2003, the Company recorded a provision for credit losses in the amount of $730 thousand. At September 30, 2003, the allowance for credit losses was $3.24 million, as compared to $2.77 million at December 31, 2002. The Company had net charge-offs of $259 thousand during the first nine months of 2003 representing 0.1% of average loans on an annualized basis. This compared to a provision for credit losses of $675 thousand for the first nine months of 2002, and net charge-offs of $119 thousand for the same period, also representing 0.1% of average loans on an annualized basis.

         While the results of operations for the third quarter of 2003 compared to the third quarter of 2002 were down, $778 thousand from $848 thousand, earnings per share $0.17 from $0.29 and return on average equity 11.50% from 12.99% (see following table), management is pleased with the results. The results for the third quarter of 2003 reflect the effect of the reduction in interest rates by the Federal Reserve in late June 2003 and no security gains, while $143 thousand of security gains were recognized in the third quarter of 2002. Earnings per share and return on average equity were also negatively impacted as a result of the issuance of approximately 2.45 million additional shares, and resulting $30 million increase in capital as a result of the successful Company offering completed on August 1, 2003. The additional capital and shares were treated on an average basis when computing the earnings per share and return on equity.

The following table sets out the annualized returns on average assets, returns on average equity and equity to assets (average) for the nine months ending September 30, 2003 and 2002 and the year ending December 31, 2002:

                                          September    September      December
                                            2003          2002          2002
                                            ----          ----          ----

Return on average assets                    0.88%         0.84%         0.91%
Return on average equity                   11.50%        12.99%        14.51%
Average equity to average assets            7.66%         6.50%         6.28%

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first nine months of 2003 was $10.3 million compared to $8.2 million for the first nine months in 2002.

         The table labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" presents the average balances and rates of the various categories of the Company's assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference between the rate earned on assets less the cost of funds expressed as a percentage. While spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing liabilities in its calculation and is net interest income expressed as a percentage of total earning assets. Interest spread decreased in the nine months of 2003 from the first nine months of 2002 by 7 basis points, 3.71% from 3.78%; and margin decreased 14 basis points, 4.09% from 4.23%. The decrease in both spread and margin, from period to period, can be attributed to overall lower market interest rates and the resulting refinancing or renegotiation of older debt and the negotiation of lower competitive rates on new debt. In addition to lower interest rates, the change in the mix of Company assets contributed to a decline in margin. In the nine months ended September 30, 2002 loans made up 78% of earning assets while in the first nine months of 2003 loans made up only 76% of earning assets. The effect was a greater concentration of earning assets in lower yielding investment instruments as compared to loans. From the first nine months of 2002 to the first nine months of 2003, the yield on earning assets declined 92 basis points while the average interest rate on interest bearing liabilities declined 85 basis points.

         The declines in both the yields on earning assets and interest bearing liabilities from the first nine months of 2002 to the first nine months of 2003 reflect the continued impact of the significant rate reductions effected by the Federal Reserve in 2001 and continued into 2002 with the last rate reduction occurring in June 2003. The investment portfolio yield declined from 2002 to 2003 by 148 basis points as the Bank maintained a portfolio of short term fixed rate securities and pass through mortgage backed securities. The yield on mortgage backed securities declined as mortgage refinancing accelerated, resulting in earlier repayment of mortgage backed securities, and reinvestment of the proceeds at lower current market rates. In order to keep the investment portfolio short for liquidity and expectations that rates would start to move upward, and to obtain better short term yields, the Bank invested in interest bearing deposits with other banks, in amounts which made them eligible for FDIC insurance, in late 2002, currently yielding 2.24%, a relatively attractive rate given their short term nature and low risk, as compared to the rates offered on federal funds and U. S. Treasury bills.

         The decline in the yield on the loan portfolio, while 69 basis points, was less than the decline in the yield on other earning assets because approximately 50% of the loan portfolio is composed of fixed rate loans. The fixed rate loans stabilize the effects of rate reductions in repricable loans thereby slowing the decline in the overall yield of the portfolio. Over time, of course, market pressures and loan repayments and maturities will force the portfolio yield down even when there may be no further market rate reductions.

         On the liability side, management aggressively reduced rates on deposit accounts. The reduction in the rate on total interest bearing liabilities from the first nine months of 2002 to the first nine months of 2003 was 85 basis points which compares to a reduction of 92 basis points in the yield on earning assets over the same period. The reduction in the rates paid by the Bank reduced the average rate on the cost of funds below 2% in the latter part of 2002.

         It is anticipated that any further reductions in interest rates may have a significant adverse effect on earnings as rates paid on interest bearing liabilities, which are as low as 0.10% on NOW accounts, cannot continue to decline at the same rate as yields on loans and investments.

AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN NINE MONTHS ENDED SEPTEMBER 30,


                                                              2003                                        2002
                                                ----------------------------------         -----------------------------------
                                                 Average                 Average            Average                   Average
                                                 Balance    Interest    Yield/Rate          Balance     Interest    Yield/Rate
                                                 -------    --------    ----------          -------     --------    ----------
ASSETS:

Interest earnings assets:
    Interest bearing deposits with other banks  $   8,898   $     149      2.24%           $   1,549    $      33      2.84%
    Loans                                         256,011      11,893      6.21%             204,145       10,533      6.90%
    Investment securities                          67,941       1,280      2.51%              50,190        1,497      3.99%
    Federal funds sold and other                    4,472          37      1.10%               5,015           61      1.63%
                                                ---------   ---------                      ---------    ---------
           Total interest earning assets          337,323      13,359      5.29%             260,899       12,124      6.21%

    Total noninterest earning assets               28,657                                     17,289
    Less: allowance for credit losses               2,933                                      2,362
                                                ---------                                  ---------
      Total noninterest earning assets             25,724                                     14,927
                                                ---------                                  ---------
      TOTAL ASSETS                              $ 363,047                                  $ 275,826
                                                =========                                  =========

LIABILITIES AND STOCKHOLDERS'
EQUITY:

Interest bearing liabilities:
   NOW accounts                                 $  37,994          64      0.23%             258,331           66      0.31%
   Savings and money market accounts               99,063         916      1.24%              76,779        1,197      2.08%
   Certificates of deposit                         77,392       1,380      2.38%              77,157        2,029      3.52%
   Customer repurchase agreements                  20,646          68      0.44%              17,075          182      1.43%
   Short-term borrowing                             7,476         177      3.17%               3,651          105      3.86%
   Long-term borrowing                             16,007         442      3.69%               9,984          297      3.98%
                                                ---------   ---------                      ---------    ---------
          Total interest bearing liabilities      258,578       3,047      1.58%             212,977        3,876      2.43%
                                                ---------   ---------                      ---------    ---------

Noninterest bearing liabilities:
   Noninterest bearing deposits                    68,779                                     43,751
   Other liabilities                                1,325                                      1,180
   Escrowed subscriptions received                  6,539                                         --
                                                ---------                                  ---------
         Total noninterest bearing liabilities     76,643                                     44,931

Stockholders' equity                               27,826                                     17,918
                                                ---------                                  ---------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                  $ 363,047                                  $ 275,826
                                                =========                                  =========

Net interest income                                         $  10,312                                   $   8,248
                                                            =========                                   =========
Net interest spread                                                        3.72%                                       3.78%
Net interest margin                                                        4.09%                                       4.23%

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

         Management has developed a comprehensive review process to monitor the adequacy of the allowance for credit losses. The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies. The results of this review process, in combination with conclusions of the Bank's outside loan review consultant, support management's view as to the adequacy of the allowance as of the balance sheet date. During the first nine months of 2003, a provision for credit losses was made in the amount of $730 thousand before net charge-offs of $259 thousand. Please refer to the discussion under the caption, "Critical Accounting Policies" for an overview of the underlying methodology management employs on a quarterly basis to maintain the allowance.

         At September 30, 2003, the Company had one loan classified as nonaccrual in the amount of $266 thousand which is considered impaired under Statement of Financial Accounting Standards ("SFAS No. 114"). As part of its comprehensive loan review process, the Bank's Board of Director's Loan Committee and/or Board of Directors Credit Review Committee carefully evaluates loans over thirty days past due. The Committee(s) makes a thorough assessment of the conditions and circumstances surrounding each past due loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past due, unless they are well secured and in the process of collection.

         The provision for credit losses of $730 thousand in the first nine months of 2003 compared to a provision for credit losses of $675 thousand in the first nine months of 2002. The higher provision in 2003 is attributable to the level of growth in the loan portfolio from December 31, 2002 to September 30, 2003 and the greater amount of net charge-offs for the corresponding periods $259 thousand in 2003 versus $118 thousand in 2002. The increase in the level of charge-offs resulted primarily from one loan to a customer in bankruptcy and the transfer of that loan and related collateral to a separate subsidiary on a fair market value basis.

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


                                     -------------------------------------------------------------------
                                        Nine Months Ended                        Year Ended
                                     -------------------------------------------------------------------
 (dollars in thousands)                   September 30,                         December 31,
                                     -------------------------------------------------------------------
                                       2003           2002           2002           2001           2000
                                     -------        -------        -------        -------        -------
 Balance at beginning of year        $ 2,766        $ 2,111        $ 2,111        $ 1,142        $   579
 Charge-offs:
     Commercial                         (318)          (111)          (192)            --             --
     Real estate - commercial             --             --             --             --             --
     Construction                         --             --             --             --             --
     Home equity                          --             --             --             --             --
     Other consumer                       (8)           (35)           (40)           (23)           (18)
                                     -------        -------        -------        -------        -------
Total                                   (326)          (146)          (232)           (23)           (18)
                                     -------        -------        -------        -------        -------

Recoveries:
     Commercial                           64             --             26             --             --
     Real estate - commercial             --             --             --             --             --
     Construction                         --             --             --             --             --
     Home equity                          --             --             --             --             --
     Other consumer                        3             28             18             13             --
                                     -------        -------        -------        -------        -------
Total                                     67             28             44             13             --
                                     -------        -------        -------        -------        -------
Net charge-offs                         (259)          (118)          (188)           (10)           (18)
                                     -------        -------        -------        -------        -------

Additions charged to operations          730            675            843            979            581
                                     -------        -------        -------        -------        -------
Balance at end of period             $ 3,237        $ 2,668        $ 2,766        $ 2,111        $ 1,142
                                     =======        =======        =======        =======        =======

Ratio of net charge-offs during
the period to average loans
outstanding during the period           0.13%          0.08%          0.09%          0.01%          0.02%

         The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.


(dollars in thousands)                 As of September 30,           As of December 31,
                                     ----------------------------------------------------
                                              2003                          2002
                                     ----------------------------------------------------
                                     Amount      Percent (1)       Amount     Percent (1)
                                     -------     -----------       ------     -----------
Commercial                           $ 1,535        29.3%          $ 1,134        27.5%
Real estate - commercial                 791        47.3               862        48.5
Construction                             316        10.6               231         9.8
Home equity                              192        10.8               253        12.9
Other consumer                           133         2.0                83         1.3
Unallocated                              270          --               203          --
                                     -------         ---           -------         ---
Total allowance for credit losses    $ 3,237         100%          $ 2,766         100%
                                     =======         ===           =======         ===

(1) Represents the percent of loans in category to gross loans

NON-PERFORMING ASSETS

         The Company's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned, totaled $476 thousand at September 30, 2003 compared to $1.25 million at September 30, 2002 and $965 thousand at December 31, 2002. The percentage of non-performing assets to total assets was 0.16% at September 30, 2003, compared to -0- non performing assets at September 30, 2002 and 0.28% at December 31, 2002.

         Non-performing loans constituted all of the non-performing assets at September 30, 2003, September 30, 2002 and December 31, 2002. Non-performing loans at September 30, 2003 consist of one loan over ninety days delinquent of $210 thousand and one impaired loan of $266 thousand compared to no non-accrual loans and loans past due over ninety days of $1.25 million at September 30, 2002.

         The Company had no other real estate owned at either September 30, 2003 or 2002.

         The following table shows the amounts of non-performing assets at the dates indicated.

                                         September 30,      December 31,
                                      ------------------   -------------
(dollars in thousands)                 2003        2002        2002
                                      ------      ------      ------
Nonaccrual Loans
    Commercial                        $  266      $   --      $  147
    Consumer                              --          --          --
    Real estate                           --          --          --
Accrual loans-past due 90 days
     Commercial                          210       1,250         818
     Consumer                             --          --          --
     Real estate                          --          --          --
Restructured loans                        --          --          --
Real estate owned                         --          --          --
                                      ------      ------      ------
     Total non-performing assets      $  476      $1,250      $  965
                                      ======      ======      ======

         At September 30, 2003, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms.

NONINTEREST INCOME

         Noninterest income primarily represents deposit account service charges and fees, gains on the sale of loans, other noninterest loan fees, income from bank owned life insurance ("BOLI") and other service fees. For the nine months ended September 30, 2003 noninterest income was $2.13 million which included $214 thousand in gains on the sale of investment securities. This compared to $1.42 million of noninterest income for the nine months ended September 30, 2002 which included $143 thousand in gains on the sale of investment securities. For the quarter ending September 30, 2003, the Company had $687 in noninterest income, which included no gains on the sale of investment securities, this compared to $689 thousand for the same period in 2002 which included $143 thousand in gains on the sale of investment securities. The Company has become a significant SBA lender in its market area and during the quarter realized gains on the sale of the insured portion of many of the loans it had originated. The Company has also been active in the origination of mortgage loans, on a pre-sold basis, and the historically low interest rate environment has made this a very active program. These two sale activities contributed $545 thousand in the first nine months of 2003 compared to $246 thousand in the first nine months of 2002. For the quarter ending September 30, 2003, the Company had $199 thousand in gains on the sale of loans compared to $149 thousand for the same period in 2002. Based on current activity the SBA income is expected to increase in the third quarter while income from the sale of mortgage loans is expected to decline due to the recent rise in mortgage interest rates. The gains from sales of both of these types of credits are considered a continuing and regular operating income source for the Bank.

Service charges on deposit accounts increased to $892 thousand in the first nine months of 2003 compared to $764 thousand in the first nine months of 2002. The increase of 17% is primarily attributable to an increase in the number of deposit accounts over that period and the low interest rate environment. As rates decline so do the earning allowances (which are used to offset service charges) on demand deposit accounts so that an account, with the same activity, which paid no service charge when interest rates were high may currently be paying a charge because the earnings allowance is insufficient to cover activity charges. For the quarter ending September 30, 2003, the Company had $313 thousand in service charge income compared to $274 thousand in the same period of 2002, an increase of 14%. Other income increased 83% from $263 thousand in the first nine months of 2002 to $482 thousand in the first nine months of 2003. The significant component contributing to this increase was income from BOLI contracts of $180 thousand compared to $31 thousand BOLI related income in 2002. For comparative quarters ending 2003 and 2002, the income increase was 42%, $175 thousand from $123 thousand. BOLI income was the significant factor in this increase contributing $68 thousand compared to $31 thousand in the third quarter of 2002.

NONINTEREST EXPENSE

Noninterest expense was $7.9 million for the nine months ended September 30, 2003 compared to $6.2 million for the nine months ended September 30, 2002. This represented a 27% increase from period to period. The increase for the quarter ending September 30, of each year was 29%, increasing from $2.2 million to $2.8 million. Increases in noninterest expense primarily relate to increases in the expense category salaries and employee benefits which increased 30% from the first nine months of 2002 to the first nine months of 2003, $3.2 million to $4.2 million, and increased 30% for the respective quarters ending September 30, $1.1 million to $1.5 million. During the first quarter of 2003, to accommodate the growth experienced by the Bank in 2002 and accommodate the growth anticipated in 2003, a number of additions to staff were made in the lending and operations (customer service) areas. Management felt that these additions and the associated expenses were necessary to assure a continued growth pattern and quality of service which characterized the Company since its inception. The increase of 23% in premises and equipment for the nine months, $1.2 million to $1.5 million and 33% for the quarter from period to period, $424 thousand to $564 thousand can be attributed to the expenses for the Bank's Shady Grove Office, which opened in March of 2002, new loan administration offices in Bethesda acquired to house an expanded lending staff and outsourcing of information technology support in the third quarter required to maintain the expanding technology needs of the Company. Other expenses which increased 27% from $1.3 million to $1.6 million for the nine months ending September 30, 2003 compared to the nine months ending September 30, 2002, represent a number of expense categories ranging from business development, office supplies to charitable contributions. Management monitors these expenses closely and believes that the increase in them is consistent with the needs of an aggressively growing Company. For the quarters ending September 30, these expenses increased 25%, $449 thousand to $562 thousand.

FINANCIAL CONDITION

As of September 30, 2003, assets were $402 million and deposits were $313 million. Assets grew from December 31, 2002 by $54 million and deposits by approximately $35 million. The growth in deposits has been not been as strong as management expected, in part due to the slow down in mortgage activity attributable to higher mortgage rates and to a general slow down in economic activity. The Bank has several deposit customers that are affected by mortgage activity such as title companies and settlement attorneys.

During the nine months ended September 30, 2003, deposits grew $35 million and assets grew $54 million with $20 million of that growth coming from the proceeds of a $30 million stock offering, after retiring a line of credit loan which had been used by the Company to fund capital needs of the Bank.

Loans

Total loans, excluding loans held for sale, increased approximately $50 million from December 31, 2002 to September 30, 2003, from $237 million to $287 million. Approximately $24 million of the increase in loans occurred during the third quarter of 2003.

Loans, net of amortized deferred fees and costs, at September 30, 2003, September 30, 2002 and December 31, 2002 are summarized by type as follows:


                                           September 30,     Percent   September 30,     Percent   December 31,   Percent
                                               2003          of Total      2002          of Total      2002       of Total
                                           -------------     --------  -------------     --------  ------------   --------
Commercial                                   $  84,056         29.3%     $  54,404         24.5%    $  64,869       27.5%
Real estate - commercial                       135,815         47.3%       108,132         48.6%      114,961       48.5%
Construction                                    30,339         10.6%        21,691          9.7%       23,180        9.8%
Home equity                                     31,167         10.8%        33,861         15.2%       30,631       12.9%
Other consumer                                   5,624          2.0%         4,422          2.0%        3,219        1.3%
                                             ---------         ----        ---------       ----     ---------       ----

    Total loans                                287,001          100%       222,510          100%      236,860        100%
      Less: allowance for credit losses         (3,237)                     (2,668)                    (2,766)
                                             ---------                   ---------                  ---------

Loans, net                                   $ 283,764                   $ 219,842                  $ 234,094
                                             =========                   =========                  =========

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

         For the nine months ending September 30, 2003 from December 31, 2002, deposits grew $35 million, from $278 million to $313 million.

         Approximately 29% of the Bank's deposits are made up of certificates of deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking and does not accept brokered certificates, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand. The Bank has paid negotiated rates for deposits in excess of $500 thousand but the rates paid have rarely been more than 25 to 50 basis points higher than posted rates and deposits also have been negotiated at below market rates. In late 2000, to fund strong loan demand, the Bank began accepting certificates of deposits, generally in denominations of less than $100 thousand on a non brokered basis, from bank and credit union subscribers to a wholesale deposit rate line. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired. However, it is possible for rates to significantly exceed local market rates, although it has not been the experience of the Bank. At September 30, 2003 the Bank held $28.8 million of these deposits at an average rate of 3.43% as compared to $17.7 million of these deposits, at an average rate of 4.08% at September 30, 2002. With the strong core deposit growth experienced by the Bank in 2002, these deposits were allowed to mature without renewal or replacement. However, during the second quarter of 2003 management felt that there was an opportunity to acquire longer maturities of these deposits at attractive interest rates and again began accepting these deposits with three and four year maturities.

         At September 30, 2003, the Company had approximately $80 million in noninterest bearing demand deposits, representing a 25% of total deposits. This compared to $64 million of these deposits at December 31, 2002. These are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and indices of financial performance.

         As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $20 million at September 30, 2003 compared to $25 million at December 31, 2002. Customer repurchase agreements are not deposits and are not FDIC insured but are secured by US Treasury and/or US government agency securities. These accounts are particularly suitable to businesses with significant change in the levels of cash flow over a very short time frame often measured in days. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

         At September 30, 2003, the Company had no outstanding balance under its line of credit provided by a correspondent bank, having paid off the $9.9 million balance with the proceeds of the offering. The Company had $4.6 million outstanding at December 31, 2002. At September 30, 2003, the Bank had $15.3 million of FHLB short and long-term borrowings, as compared to $18.3 million at December 31, 2002. These advances are secured 50% by US government agency securities and 50% by a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio. Through another subsidiary of the Company, Bethesda Leasing LLC, there was long term borrowings outstanding of $299 thousand. This loan was obtained to fund the purchase of an impaired loan from the Bank.

LIQUIDITY MANAGEMENT

         Liquidity is the measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor requirements for use of their funds. The Bank's sources of liquidity consist of cash balances, due from banks, loan repayments, federal funds sold and short term investments. These sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds. The Company maintains a $10 million line of credit, with a correspondent bank. There were no borrowings under this line at September 30, 2003. The Bank can purchase up to $12 million in federal funds on an unsecured basis and enter into reverse repurchase agreements up to $10 million. At September 30, 2003, the Bank was also eligible to take FHLB advances of up to $70 million, of which it had advances outstanding of $15.3 million.

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

         Certificates of deposit acquired through the subscription service may be more sensitive to rate changes and pose a greater risk of disintermediation than deposits acquired in the local community. The Bank has limited the amount of such deposits to 25% of total assets, an amount which it believes it could replace with alternative liquidity sources, although there can be no assurance of this.

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

         At September 30, 2003, under the Bank's liquidity formula, it had $92 million of liquidity representing 22.9% of total Bank assets.

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

         The following table reflects the result of a "shock test" simulation on the September 30, 2003, earning assets and interest bearing liabilities and the change in net interest income resulting from the simulated immediate increase and decrease in interest of 100 and 200 basis points. Also shown is the change in the Market Value Portfolio Equity resulting from the simulation. The model as presented is projected for one year.


                                                                                     Percentage change
          Change in interest     Percentage change in net    Percentage change in    in Market Value of
         rates (basis points)         interest income              net income         Portfolio Equity
         --------------------    ------------------------    --------------------    ------------------
                +200                    +11.8%                      +26.5%                 +12.3%
                +100                    +6.9%                       +15.4%                 +6.9%
                  0                      --                           --                     --
                -100                    -9.8%                       -21.9%                 -10.7%
                -200                    -22.9%                      -51.2%                 -20.7%

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

GAP

         Banks and other financial institutions are dependent upon net interest income, the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities. In falling interest rate environments, net interest income is maximized with longer term, higher yielding assets being funded by lower yielding short-term funds; however, when interest rates trend upward this asset/liability structure can result in a significant adverse impact on net interest income. The current interest rate environment is signaling steady to possibly higher rates. Management has for a number of months shortened maturities in the Bank's investment portfolio and where possible also has shorten repricing opportunities for new loan requests. While management believes that this will help minimize interest rate risk in a rising environment, there can be no assurance as to actual results.

         GAP, a measure of the difference in volume between interest earning assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in particular time periods. At September 30, 2003, the Bank had a positive GAP of 19.5% out to three months and a cumulative negative GAP of 2.8% out to twelve months.

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

GAP ANALYSIS
September 30, 2003
(dollars in thousands)


                                                  0-3          4-12         13-36         37-60       Over 60
 Repriceable in:                                 Months       Months        Months        Months       Months       Total
                                               ----------------------------------------------------------------------------
 ASSETS:
    Investment securities                      $  24,938    $   8,769     $  12,437     $  12,166    $  13,261    $  71,571
    Interest bearing deposits in other banks          91        3,369           891            --           --        4,351
    Loans                                        108,943       21,592        51,382        79,208       27,806      288,931
    Federal funds sold                             2,000           --            --            --           --        2,000
                                               ----------------------------------------------------------------------------
 Total repriceable assets                        135,972       33,730        64,710        91,374       41,067      366,853
                                               ============================================================================

LIABILITIES:
    NOW accounts                                      --       19,808         3,962        15,845           --       39,615
    Savings and Money Market accounts             39,681       32,685        19,841         9,920           --      102,127
    Certificates of deposit                       17,826       51,935        20,432         1,646           --       91,839
    Customer repurchase agreements and
    federal funds purchased                        6,003        8,004         2,001         4,001           --       20,009
    Other borrowing-short and long term            1,000        3,000        11,632            --           --       15,632
                                               ----------------------------------------------------------------------------
 Total repriceable liabilities                    64,510      115,432        57,868        31,412           --      269,222
                                               ============================================================================

 GAP                                           $  71,462    $ (81,702)    $   6,842     $  59,962    $  41,067    $  97,631
 Cumulative GAP                                   71,462      (10,240)       (3,398)       56,564       97,631
 Interval gap/earnings assets                      19.48%      (22.27)%        1.86 %       16.30%       11.19%
 Cumulative gap/earning assets                     19.48%       (2.79)%       (0.93)%       15.37%       26.61%

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

         The capital position of the Company's wholly-owned subsidiary, the Bank, continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for credit losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier1 capital to total average assets. At September 30, 2003, the Company's and Bank's capital ratios were in excess of the mandated minimum requirements.

         The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowing, the sale of additional common stock, the sale of preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities. On August 1, 2003 the Company completed its offering with the sale of 2,448,979 shares of common stock for gross proceeds of approximately $30 million.

CAPITAL
-------

The actual capital amounts and ratios for the Company and Bank as of June 30, 2003 and 2002 are presented in the table below:


                                                                                                                 To Be Well
                                                                                              For Capital     Capitalized Under
                                               Company                  Bank                    Adequacy      Prompt Corrective
In thousands                                   Actual                  Actual                   Purposes     Action Provisions**
As of September 30, 2003                       Amount       Ratio      Amount       Ratio        Ratio              Ratio
                                               -------      -----      -------      -----     -----------    ------------------
Total capital (to risk-weighted
    assets)                                    $55,137      17.1%      $33,662      11.9%         8.0%              10.0%

Tier 1 capital (to risk-weighted
    assets)                                    $51,900      16.1%       30,436      10.0%         4.0%               6.0%

Tier 1 capital (to average
    assets)                                    $51,900      14.3%       30,436       8.3%         3.0%               5.0%

As of September 30, 2002
    Total capital (to risk-weighted
      assets)                                  $21,372       9.0%      $25,289      10.6%         8.0%              10.0%

Tier 1 capital (to risk weighted assets)       $18,704       7.4%       22,621       9.4%         4.0%               6.0%

Tier 1 capital (to average assets)             $18,704       6.8%       22,621       7.3%         3.0%               5.0%

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

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3   DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None

ITEM 5.  OTHER INFORMATION    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

Exhibit No.     Description of Exhibit
-----------     ----------------------
3(a)            Certificate of Incorporation of the Company, as amended (1)
3(b)            Bylaws of the Company (2)
10.1            1998 Stock Option Plan (3)
10.2            Intentionally omitted
10.3            Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4            Employment Agreement between Ronald D. Paul and the Company (4)
10.5            Consulting Agreement between Leonard L. Abel and the Company (4)
10.6            Employment Agreement between Susan G. Riel and the Bank (4)
10.7            Employment Agreement between Martha F. Tonat and the Bank(1)
11              Statement Regarding Computation of Per Share Income
21              Subsidiaries of the Registrant
31(a)           Certification of Ronald D. Paul
31(b)           Certification of Wilmer L. Tinley
32(a)           Certification of Ronald D. Paul
32(b)           Certification of Wilmer L. Tinley
--------------
(1) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002.
(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.
(3) Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(4) Incorporated by reference to the exhibit of the same number in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(b) Reports on Form 8-K

         On July 15, 2003, the Company filed a Current Report on Form 8-K, under Items 5, 7, and 9 thereof, reporting earnings for the quarter ended June 30, 2003.

         On October 15, 2003, the Company filed a Current Report on Form 8-K, under Items 5, 7 and 9 thereof, reporting earnings for the quarter ended September 30, 2003.

         On October 27, 2003, the Company filed a Current Report on Form 8-K, under Items 5, and 9 thereof, reporting the resignation of H.L. Ward.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             EAGLE BANCORP, INC.


Date:  November 13, 2003     By: /s/ Ronal D. Paul
                                 -----------------------------------------------
                                 Ronald D. Paul, President and CEO


Date:  November 13, 2003     By: /s/ Wilmer L. Tinley
                                 -----------------------------------------------
                                 Wilmer L. Tinley, Senior Vice President and CFO