Form 10-K
period 2003-12-31
EAGLE BANCORP INC
filed 2004-03-30
CIK 1050441

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

     /X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2003

     / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein , and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether this registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes / / No /X/

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2003 was approximately $38,873,970.

As of March 26, 2004, the number of outstanding shares of the Common Stock, $.01 par value, of Eagle Bancorp, Inc. was 5,401,267.


                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Company's definitive Proxy Statement for the Annual
             Meeting of Shareholders, to be held on May 17, 2004 are
                  incorporated by reference in part III hereof.

FORM 10-K CROSS REFERENCE OF MATERIAL INCORPORATED BY REFERENCE

The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2004, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I    ITEM 1.  BUSINESS.  See "Business" at Pages 46 through 55.

          ITEM 2.  PROPERTIES. See "Properties" at Page 55.

          ITEM 3. LEGAL PROCEEDINGS. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceeding will not have a material effect on the financial position of the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2003.

PART II   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                   MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES. See "Market Price of Stock and Dividends" at Page 23.

          ITEM 6. SELECTED FINANCIAL DATA. See "Summary of Financial Information" at Page 3.

          ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" at Pages 3 through 23.

          ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                   RISK. See "Interest Rate Risk Management - Asset/Liability Management and Quantitative and Qualitative Disclosure About Market Risk." at Page 20.

          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. See Consolidated Financial Statements at Pages 25 through 45.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

          ITEM 9A. CONTROLS AND PROCEDURES. See "Controls and Procedures" at Page 56.

PART III  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The
                   information required by this Item is incorporated by reference to, the material appearing under the captions "Election of Directors"; "Executive Officers who are Not Directors"; and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement. The company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Michele Midlo, Corporate Secretary, Eagle Bancorp, Inc., 7815 Woodmont Avenue, Bethesda, Maryland 20814.

          ITEM 11. EXECUTIVE COMPENSATION. The information required by this
                   Item is incorporated by reference to the material appearing under the captions "Election of Directors - Director's Compensation"; "- Executive Compensation" and "- Report of the Compensation Committee" and "Stock Performance Comparison" in the Proxy Statement.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. The information required by this Item is incorporated by reference to the material appearing under the captions "Voting Securities and Principal Shareholders" and "Election of Directors - Executive Compensation - Securities Authorized for Issuance Under Equity Compensation Plans" in the Proxy Statement.

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. The information required by this Item is incorporated by reference to, the material appearing under the caption "Election of Directors - Certain Relationships and Related Transactions" in the Proxy Statement.

          ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES. The information required by this Item is incorporated by reference to, the material appearing under the caption "Independent Public Accountants - Fees Paid to Independent Accounting Firm" in the Proxy Statement.

PART IV   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K. See "Financial Statements, Exhibits and Reports on Form 8-K" at Page 56.

SUMMARY OF FINANCIAL INFORMATION

The following table shows selected historical consolidated financial data for the Company. You should read it together with the Company's audited consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.

                                                                 Year Ended December 31
                                              -------------------------------------------------------------
                                                  2003          2002        2001        2000        1999
                                              -----------   -----------  ----------  ----------  ----------
                                                    (dollars in thousands, except per share data)
SELECTED BALANCES - AT PERIOD END

Total assets                                $    442,997  $    347,829 $   236,833 $   164,082 $   113,218
Total stockholders' equity                        53,012        20,028      17,132      15,522      13,675
Total loans (net)                                313,853       234,094     180,145     116,576      63,276
Total deposits                                   335,514       278,434     195,688     135,857      90,991

SUMMARY RESULTS OF OPERATIONS

Interest income                             $     18,404  $     16,661 $    14,121 $    10,501 $     5,170
Interest expense                                   3,953         5,170       5,998       4,549       2,022
Net interest income                               14,451        11,491       8,123       5,952       3,148
Provision for credit losses                        1,175           843         979         581         424
Net interest income after provision for
 credit losses                                    13,275        10,648       7,144       5,371       2,724
Noninterest income                                 2,936         2,160       1,324         351         211
Noninterest expense                               11,094         8,583       6,445       4,664       3,786
Income (loss) before taxes                         5,118         4,225       2,023       1,058        (851)
Income tax expense (benefit)                       1,903         1,558         269          --          --
Net income (loss)                           $      3,215  $      2,667 $     1,754 $     1,058 $      (851)

PER SHARE DATA (1)

Net income (loss), basic                    $       0.82  $       0.92 $      0.61 $      0.36 $     (0.29)
Net income (loss), diluted                          0.77          0.86        0.58        0.36       (0.29)
Book value                                          9.89          6.91        5.92        5.38        4.74

GROWTH AND SIGNIFICANT RATIOS

% Change in net income                             20.55%        52.05%      65.78%        N/M%        N/M%
% Change in assets                                 27.36%        46.87%      44.34%      44.92%     117.56%
% Change in net loans                              34.07%        29.95%      54.53%      84.23%     216.63%
% Change in deposits                               20.50%        42.22%      44.04%      49.03%     162.74%
Return on average assets                            0.86%         0.91%       0.88%       0.78%      -1.07%
Return on average equity                            9.45%        14.51%      10.56%       7.41%      -5.91%
Average equity to average assets                    9.05%         6.28%       8.36%      10.40%      18.22%
Efficiency ratio (2)                               63.34%        62.67%      68.22%      74.00%     112.71%

(1) Presented giving retroactive effect to the five for four stock split in the form of a 25% stock dividend paid on March 31, 2000, and a seven for five stock split in the form of a 40% stock dividend paid on June 15, 2001.

(2) Computed by dividing noninterest expense by the sum of net interest income and noninterest income on a tax equivalent basis. Comparison of our efficiency ratio with those of other companies may not be possible, because other companies may calculate the efficiency ratio differently.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Eagle Bancorp, Inc. (the "Company") and its subsidiaries, EagleBank (the "Bank") and Bethesda Leasing, LLC ("Bethesda Leasing"). This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.

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

GENERAL

         Eagle Bancorp, Inc. is a growing, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997 to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full-service alternative to the super regional financial institutions, which dominate our primary market area. The cornerstone of our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank has six offices serving the southern portion of Montgomery County and one office in the District of Columbia. On December 15, 2003, the Bank opened its sixth office in Montgomery County on Rockville Pike. However, the Bank has announced that it will close one Montgomery County office, the Sligo Office located at 850 Sligo Avenue, Silver Spring, MD, in June 2004. After thorough consideration, management and the board of directors decided to close the office rather than exercise an option to renew option in the lease available in June. The decision was made because the office had failed to reach initial growth and profit expectations and an analysis of the office's potential, in its existing location, did not provide indications that the office would improve its performance in the foreseeable future. Silver Spring will continue to be served by the original Silver Spring Office, which is located only a few blocks from the Sligo Office, and for this reason, the loss of business, in particular deposits, is expected to be minimal. The Bank has entered into a lease and begun improvements for an office in the Dupont Circle area of the District of Columbia and expects to open this office in April of 2004. In February 2004, the Company executed a lease for a new office to be opened in 2006 in Friendship Heights, Montgomery County, Maryland, on the District of Columbia line.

         The Company offers full commercial banking services to our business and professional clients as well as complete consumer banking services to individuals living and/or working in the service area. We emphasize providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near our primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community we serve. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. We have developed significant expertise and commitment as an SBA lender, have been designated a Preferred Lender by the Small Business Administration (SBA), and are one of the largest SBA lenders, in dollar volume, in the Washington Metropolitan area.

         In June 2003, the Company formed a second wholly owned subsidiary, Bethesda Leasing. Bethesda Leasing was formed for the purpose of acquiring an impaired loan from the Bank in order to effect more efficient administration and collection procedures.

CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability must be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

         The allowance for credit losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (a) Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and are estimable and (b) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, is determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.

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

         Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and nonspecific allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on management's continuing assessment of the global factors discussed above and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a related, after tax effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. For additional information regarding the allowance for credit losses, refer to Notes 1 and 4 to the Consolidated Financial Statements and the discussion under the caption "Allowance for Credit Losses" below.

RESULTS OF OPERATIONS

         The Company reported net income of $3.22 million for the year ended December 31, 2003, as compared to income of $2.67 million for the year ended December 31, 2002 and income of $1.76 million for the year ended December 31, 2001. Income per basic share was $0.82 for the year ended December 31, 2003, as compared to $0.92 for 2002 and $0.61 for 2001. Income per diluted share was $0.77 for 2003, $0.86 for 2002 and $0.58 for 2001. The Company had a return on average assets of 0.86% and return on average equity of 9.45% in 2003, as compared to returns on average assets and average equity of 0.91% and 14.51%, respectively in 2002 and 0.88% and 10.56% in 2001. The Company recorded an income tax expense of $1.90 million for 2003, compared to $1.56 million for 2002, the first full year for which it recognized tax expense. During 2001, the Company recorded $269 thousand in income tax expense. The Company did not incur any income tax expense prior to the third quarter of 2001.

         During 2003, the Company recorded a provision for credit losses in the amount of $ 1.18 million. At December 31, 2003, the allowance for credit losses was $3.68 million, as compared to $2.77 million at December 31, 2002. The Company had net charge-offs of $261 thousand in 2003, less than 0.10% of average loans.

         In August 2003, the Company completed a successful stock offering, resulting in a $30 million increase in capital. This increase in capital, increasing average assets and average equity for the year, contributed significantly to the decline in return on average assets from 0.91% in 2002 to 0.86% in 2003 and decline in return on average equity from 14.51% in 2002 to 9.45% in 2003. The net proceeds from the offering were invested in assets whose yields were lower than those experienced in prior years. This had the effect of reducing the return on average equity and average assets.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income in 2003 was $14.45 million compared to $11.49 million in 2002 and $8.12 million in 2001.

         The table labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" shows the average balances and rates of the various categories of the Company's assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference between the rate earned on assets less the cost of funds expressed as a percentage. While spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing liabilities in its calculation and is net interest income expressed as a percentage of total earning assets. Interest spread increased in 2003 from 2002 by 2 basis points to 3.77% from 3.75%; however, margin decreased 2 basis points, 4.14% from 4.16%. The decrease in margin while the spread increased is attributable to changes in mix in both earning assets and interest bearing liabilities. While there was an increase of 26.36% in average earning assets there was only an increase of 25.76% in net interest income reflecting the decline in margin. Following the average balance tables is a rate/volume analysis table that demonstrates the significance of a much larger base of earning assets contributing to income while the interest margin declined.

         The yield on earning assets decreased from 6.03% for the year ended December 31, 2002 to 5.27% for the year ended December 31, 2003, and the rates paid on interest bearing liabilities decreased from 2.28% for the year ended December 31, 2002 to 1.50% for the year ended December 31, 2003. The average yield on loans fell 71 basis points from 2002 to 2003, following a decline of 125 basis points from 2001 to 2002. These declines reflect the continued impact of the significant rate reductions effected by the Federal Reserve in 2001 and continued into 2002 and 2003 with the last rate reduction occurring in June 2003. The effect of the reductions in market rates continued through 2003, reflecting the lagging repricing of the fixed rate portion of the loan portfolio and the reduction of rates on new fixed rate loans. The investment portfolio yield declined by 106 basis points from 2002 to 2003 as the Bank maintained a portfolio of short term fixed rate securities and mortgage backed securities
(MBS). The yield on MBS securities declined as mortgage refinancing accelerated, resulting in earlier repayment of mortgage backed securities, and reinvestment of the proceeds at lower current market rates. Further impacting the decline in the yield of the investment portfolio was the investment of proceeds from the stock offering in very short term investments while strategies were implemented for developing a diversified investment portfolio. The decline in yield from 2002 to 2003 followed a decline of 186 basis points from 2001 to 2002. The federal funds rate had fallen to 1.75% by the end of 2001 and for 2003 averaged 1.15%, 41 basis points less than the average yield of 1.56% for 2002 and 268 basis points less than the 2001 average yield of 3.83%. In order to keep the investment portfolio short for liquidity and expectations that rates would start to move upward, and to obtain better short term yields, the Bank invested $7.84 million in interest bearing deposits with other banks, yielding 2.29%, a relatively attractive rate given their short term nature and low risk, as compared to the rates offered on federal funds and U. S. Treasury bills. The decline in the yield on interest earning assets continues into 2004 following the Federal Reserve's June 2003 cut in the federal funds rate.

         On the liability side, management aggressively reduced rates on deposit accounts. The reduction in the rate on total interest bearing liabilities from 2002 to 2003 was 78 basis points which compares to a reduction of 76 basis points in the yield on earning assets over the same period. This follows a reduction in the cost of funds of 168 basis points from 2001 to 2002.

         It is anticipated that any further reductions in interest rates will have a significant adverse effect on earnings as rates paid on interest bearing liabilities, which are recently as low as 0.10% on NOW accounts, cannot continue to decline at the same rate as yields on loans and investments.


(dollars in thousands)                                                      Year Ended December 31,
                                                  -----------------------------------------------------------------------------
                                                                 2003                                     2002
                                                  ------------------------------------     ------------------------------------
                                                    Average                 Average         Average                   Average
                                                    Balance     Interest   Yield/Rate       Balance      Interest   Yield/Rate
                                                  ------------ ----------- -----------     -----------  ----------- -----------
ASSETS:

Interest earning assets:
    Interest bearing deposits with other banks    $     7,843         180        2.29%     $    2,868   $       77        2.67%
    Loans                                             266,811      16,355        6.13         210,303       14,379        6.84
    Investment securities                              69,086       1,807        2.62          57,983        2,124        3.68
    Federal funds sold                                  5,417          62        1.15           5,166           81        1.56
                                                  ------------ -----------                 -----------  -----------
         Total interest earning assets            $   349,157      18,404        5.27%     $  276,320   $   16,661        6.03%
                                                  ------------ -----------                 -----------  -----------
    Total noninterest earning assets                   29,687                                  19,057
    Less: allowance for credit losses                   3,042                                   2,456
                                                  ------------                             -----------
      Total noninterest earning assets                 26,645                                  16,601
                                                  ------------                             -----------
          TOTAL ASSETS                            $   375,802                              $ $292,921
                                                  ============                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
   NOW accounts                                   $    38,820  $       79        0.20%     $   30,886   $       96        0.31%
   Savings and money market accounts                  100,226       1,161        1.16          81,509        1,598        1.96
   Certificates of deposit $100,000 or more            46,381         953        2.05          41,683        1,337        3.21
   Other time deposits                                 35,380         906        2.56          36,902        1,301        3.70
   Federal funds purchased and securities sold
     under agreement to repurchase                     22,146         108        0.49          19,535          230        1.18
   Short-term borrowing                                 7,979         266        3.33           4,670          177        3.79
   Long term borrowings                                12,489         480        3.84          11,159          431        3.86
                                                  ------------ -----------                 -----------  -----------
          Total interest bearing liabilities      $   263,448  $    3,953        1.50%     $  226,344   $    5,170        2.28%
                                                  ------------ -----------                 -----------  -----------

Noninterest bearing liabilities:
   Noninterest bearing demand deposits                 72,119                                  46,930
   Other liabilities                                    6,207                                   1,266
                                                  ------------                             -----------
        Total noninterest bearing liabilities          78,326                                  48,196
Stockholders' equity                                   34,028                                  18,381
                                                  ------------                             -----------
        TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                   $   375,802                              $  292,921
                                                  ============                             ===========
Net interest income                                            $   14,451                               $   11,491
                                                               ===========                              ===========
Net interest spread                                                              3.77%                                    3.75%
Net interest margin                                                              4.14%                                    4.16%


(dollars in thousands)                                Year ended December 31,
                                                 -----------------------------------
                                                                2001
                                                 -----------------------------------
                                                  Average                  Average
                                                  Balance      Interest   Yield/Rate
                                                 -----------  ----------  ----------
ASSETS:

Interest earning assets:
    Interest bearing deposits with other banks   $      158   $       9        6.00%
    Loans                                           149,056      12,054        8.09
    Investment securities                            32,530       1,803        5.54
    Federal funds sold                                6,657         255        3.83
                                                 -----------  ----------
         Total interest earning assets           $  188,401   $  14,121        7.50%
                                                 -----------  ----------
    Total noninterest earning assets                 11,886
    Less: allowance for credit losses                 1,444
                                                 -----------
      Total noninterest earning assets               10,442
                                                 -----------
      TOTAL ASSETS                               $  198,843
                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
   NOW accounts                                  $   20,896   $     232        1.11%
   Savings and money market accounts                 54,211       1,843        3.40
   Certificates of deposit $100,000 or more          35,791       2,006        5.61
   Other time deposits                               25,493       1,405        5.51
   Federal funds purchased and securities sold
      under agreement to repurchase                  13,057         409        3.13
   Short-term borrowings                                 --          --          --
   Long term borrowings                               2,155         103        4.78
                                                 -----------  ----------
          Total interest bearing liabilities     $  151,603   $   5,998        3.96%
                                                 -----------  ----------
Noninterest bearing liabilities:
   Noninterest bearing demand deposits               29,727
   Other liabilities                                    898
                                                 -----------
        Total noninterest bearing liabilities        30,625
Stockholders' equity                                 16,615
                                                 -----------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                   $  198,843
                                                 ===========

Net interest income                                           $   8,123
                                                              ==========
Net interest spread                                                            3.54%
Net interest margin                                                            4.31%

         The rate/volume table shows the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2003 as compared to 2002 is primarily due to the growth in the volume of earning assets. For 2002 compared to 2001, the increase in net interest income is primarily due to growth in the volume of earning assets, augmented by average rate related declines in interest expense.

RATE /VOLUME ANALYSIS OF NET INTEREST INCOME

                                          2003 compared with 2002               2002 compared with 2001
                                  -----------------------------------------------------------------------------
(dollars in thousands)             Due to                 Total Increase   Due to                Total Increase
                                   Volume    Due to Rate    (Decrease)     Volume    Due to Rate   (Decrease)
                                  -----------------------------------------------------------------------------
INTEREST EARNED ON:

  Loans                            $  3,463    $ (1,487)       $ 1,976    $  4,188   $ (1,863)       $ 2,325
  Investment securities                 290        (607)          (317)        932       (611)           321
  Interest bearing bank deposits        115         (12)           103          73         (5)            68
  Federal funds sold and  other
    cash equivalents                      3         (22)           (19)        (57)     5,136         (2,596)
                                  ---------- ------------ ------------- ----------- ----------- -------------

    Total interest income             3,871      (2,128)         1,743       5,136     (2,596)         2,540
                                  ---------- ------------ ------------- ----------- ----------- -------------

INTEREST PAID ON:

  NOW accounts                           16         (33)           (17)         31       (167)          (136)
  Savings and MMA accounts              217        (654)          (437)        535       (780)          (245)
  Certificates of deposit                72        (851)          (779)        581     (1,354)          (773)
  Customer repurchase agreements
    and federal funds purchased           4        (143)          (139)         72       (257)          (185)
  Other borrowings                      216         (61)           155         532        (21)           511
                                  ---------- ------------ ------------- ----------- ----------- -------------
    Total interest expense              525      (1,742)        (1,217)      1,751     (2,579)          (828)
                                  ---------- ------------ ------------- ----------- ----------- -------------
NET INTEREST INCOME                $  3,346    $   (386)       $ 2,960    $  3,211   $ (1,040)       $ 2,171
                                  ========== ============ ============= =========== =========== =============


         The increase in noninterest income reflected an increase in deposit account service charges, which increased 17.15% during 2003, from $1.04 million for the year ended December 31, 2002 to $1.22 million for the year ended December 31, 2002. Deposit account service charges increased 47.44% from $704 thousand in 2001 to $1.04 million in 2002. Increases in deposit account charges reflect the increased number of accounts and also the lower interest rate environment. As interest rates decline so do the earnings allowances on certain commercial demand deposit accounts which are used to offset service charges. As a result an account which paid no service charge when interest rates were high may currently be paying a charge based on the same activity because the earnings allowance is insufficient to cover activity charges. The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source increased from $327 thousand in 2002 to $472 thousand in 2003. During part of both 2002 and 2003, the maximum loan eligible for an SBA guarantee was reduced, contributing to a slow down in this activity during those periods in both years. The Company believes that this source of income will continue to experience growth. The Company also originates residential construction and permanent loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $285 thousand in 2003 compared to $164 thousand in 2002. The success of the mortgage program was directly affected by the low interest rate environment in 2003 and this source of income may decline when interest rates begin to rise and as refinancing activity slows due to cessation in the decline in interest rates.

         Other items in noninterest income increased 122% in 2003 from $294 thousand for the year ended December 31, 2002 to $652 thousand for the same period in 2003. This category includes noninterest income fees such as documentation preparation and prepayment penalties. Income for the year ended December 31, 2003 was $89 thousand from SBA servicing fees and $250 thousand from BOLI, versus $45 thousand from SBA servicing fees and $85 thousand from BOLI for the year ended December 31, 2002. SBA loan servicing income is expected to increase as the number of loans originated and serviced by the Bank increases. Income from BOLI is expected to remain constant, except to the extent that the Bank may elect to purchase additional contracts and interest rates may fluctuate. BOLI income is adjusted annually based on the prevailing level of interest rates, although contracts are not pegged to any interest rate index and the rate paid by one issuer can vary from another issuer.

NONINTEREST EXPENSE

         Noninterest expenses were $11.09 million in 2003, a 29.26% increase over the $8.58 million noninterest expense in 2002, which was a 33.17% increase over noninterest expense of $6.44 million in 2001. The increases in noninterest expense are consistent with the overall growth in assets of 27.36% from December 31, 2002 to December 31, 2003, and management's internal expectations.

         The most significant noninterest expense item is salaries and employee benefits, which were $ 5.93 million for the year ended December 31, 2003, an increase of 31.72% over the $4.51 million for the year ended December 31, 2002, which reflected a 30.62% increase over the $3.45 million for 2001. In 2003, the additional salary and benefit costs reflected additional staffing in the loan and operations areas, required to keep pace with the growth of the Bank, as well as compensation increases for existing staff. Increases in 2002 primarily reflected staffing of the Gaithersburg office and normal annual compensation increases. The increase in premises and equipment expenses of 28.09% from 2002 to 2003, from $1.65 million to $2.11 million can be attributed to a full year of expenses for the Gaithersburg office, the new Rockville Pike office opened in December 2003, and additional equipment, software and maintenance expenses for loan and deposit operations departments.

         Other expenses increased 25.47% from the year ended December 31, 2002 to the year ended December 31, 2003, including a 23.86% increase in advertising expense from $197 thousand in 2002 to $ 244 thousand in 2003, and a 13.73% increase in outside data processing expense. Other expenses increased 28.93% from $1.75 million in 2002 to $ 2.25 million in 2003 and increased 36.00% from $1.28 million in 2001 to $1.75 million in 2002. In 2004, the Company expects to experience slower growth in other expenses as fidelity and directors & officers insurance premiums have been stabilized for two and one-half years and as greater control is exercised over various expenses in this category. In future periods, noninterest expenses to which the Company has not been subject to date, such as deposit insurance premiums which may be required as a result of declines in the reserve ratios of the deposit insurance funds, may have an adverse affect on the results of operations of the Company.

INCOME TAX

         The Company had income tax expense of $1.90 million in 2003 compared to $1.56 million in 2002, resulting in an effective tax rate of 37.1% and 36.9% respectively. In 2001, the Company recorded previously unrecorded deferred tax assets and began recognizing tax on its income on a fully taxable basis. It is expected that the Company will continue to record income tax expense based upon its taxable income in future years.

FINANCIAL CONDITION

         The Company ended the year with total assets of $443.00 million, an increase of 27.36% from assets of $347.83 million at December 31, 2002. At December 31, 2003 deposits were $335.51 million as compared to $278.43 million at December 31, 2002, an increase of 20.50%. Gross loans were at $317.53 million at December 31, 2003 as compared to $236.86 million at December 31, 2002, an increase of 34.06%. Other liabilities consisting of customer repurchase agreements, Federal Home Loan Bank ("FHLB") borrowings by the Company under a leveraged repurchase agreement program and an advance to a Bethesda Leasing by a correspondent bank and guaranteed by the Company, increased 10.3% from $47.99 million at December 31, 2001 to $53.04 million at December 31, 2003. Net loans increased 34.07% from $234.09 million at December 31, 2002 to $313.85 million at December 31, 2003. Other earning assets (investment securities, federal funds sold and other cash equivalents, interest bearing deposits and loans held for sale) increased $5.21 million or 6.10%.

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

         The investment portfolio averaged approximately $69.09 million in 2003 compared to $57.98 million in 2002. The increase in investment securities from 2002 to 2003 of approximately $11.11 million is directly attributable to the investment of proceeds from the stock offering in investment securities. Excluding the proceeds of the offering, the investment portfolio actually declined to fund the increase in net loans, including loans held for sale, which out paced the increase in deposits $77.86 million to $57.08 million or $20.78 million. The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company's investment securities.

         The Company classifies all investment securities as available for sale ("AFS"). This method of accounting requires that investment securities be reported at their fair value and the difference between the fair value and amortized cost (the purchase price adjusted by any accretion or amortization) be reported in the equity section as accumulated other comprehensive income, net of deferred taxes. At December 31, 2003, the Company reported a net unrealized gain in AFS securities of $407 thousand and at December 31, 2002, a net unrealized gain in AFS securities of $593 thousand. The accumulated comprehensive income component of these unrealized gains was $271 thousand and $392 thousand respectively. The Company, except in a planned investment strategy or for liquidity needs, has no present plan or intention to sell these securities.

         In 2002, the Bank began using excess liquidity to invest in certificates of deposit of other banks, which generally offer more favorable rates than traditional short term investment securities. These deposits are in insured institutions, and are generally in amounts of $100 thousand or less. At December 31, 2003 and 2002 the Bank had $4.33 million and $6.12 million, respectively, of this type of investment.

         The following table provides information regarding the composition of the Company's portfolio at the dates indicated. Amounts are reported at estimated fair value.

                                                                   December 31,
                                      -----------------------------------------------------------------------
(dollars in thousands)                        2003                   2002                     2001
                                      ---------------------  ---------------------  -------------------------
                                                   Percent                Percent                   Percent
                                        Balance    of Total   Balance    of Total     Balance      of Total
                                      ----------- ---------  ---------  ----------  -----------  ------------
U.S. Treasury                          $      --        --%  $  5,504         7.8%   $  12,540          31.8%

U.S. Government agency obligations        25,373      30.7     20,114        28.6       14,537          36.9

Mortgage backed securities                51,842      62.8     43,268        61.0       11,217          28.4

Federal Reserve and Federal Home Loan
     Bank Stock                            1,670       2.0      1,564         2.3          880           2.2

Other equity investments                   3,696       4.5        225         0.3          265           0.7
                                      ----------- ---------  ---------  ----------  -----------  ------------
Total                                  $  82,581       100%  $ 70,675         100%   $  39,439           100%
                                      =========== =========  =========  ==========  ===========  ============

         The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted average yield of the investment portfolio at December 31, 2003. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


(dollars in thousands)                              After One Year      After Five Years
                             One Year or Less     Through Five Years   Through Ten Years     After Ten Years           Total
                            -------------------  -------------------  -------------------  ------------------  --------------------
                                      Weighted             Weighted              Weighted             Weighted             Weighted
                            Carrying  Average    Carrying  Average     Carrying  Average    Carrying  Average    Carrying  Average
                             Value     Yield      Value     Yield       Value     Yield      Value     Yield      Value     Yield
                            --------  --------   --------  --------    --------  --------   --------  --------   --------  --------
U.S. Government Agency
  obligations               $  6,648     0.91%   $15,725      2.91%   $ 3,000      4.60%   $    --     0.00%   $ 25,373      2.59%
Mortgage backed securities        --     0.00%        --      0.00%        --      0.00%    51,842     3.49%     51,842      3.57%
Federal Reserve and Federal
  Home Loan Bank Stock            --     0.00%        --      0.00%        --      0.00%     1,670     4.39%      1,670      4.39%
Other Equity Investments          --     0.00%        --      0.00%        --      0.00%     3,696     4.35%      3,696      4.35%
                            --------- ---------  -------- ----------  --------  ---------  -------- ---------  --------- ----------
Total                       $  6,648     0.91%   $15,725      2.91%   $ 3,000      4.60%   $57,208     3.57%   $ 82,581      3.32%
                            ========= =========  ======== ==========  ========  =========  ======== =========  ========= ==========

         At December 31, 2003, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding ten percent of the Company's stockholders' equity.

LOAN PORTFOLIO

         In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has not been an effort to rapidly build the loan portfolio and earnings at the sacrifice of asset quality. However, loan growth in 2003, 2002 and 2001 was strong, with loans outstanding reaching $317.53 million at December 31, 2003 from $236.86 million at December 31, 2002, an increase of $80.67 million or 34.06%.

         During 2001, the Bank became active in the origination and selling of both residential mortgage loans and the insured portion of SBA loans. In 2003, in addition to the loans the Bank held for its portfolio, it originated approximately $28.5 million in loans which were sold. The Bank sells residential mortgages, servicing released, but retains servicing on the sold SBA loans. As of December 31, 2003, the Bank serviced $11.34 million in loans which are not reflected on the balance sheet. At December 31, 2003, there were $3.65 million of loans held for sale and at December 31, 2002 there were $5.55 million of such loans.

         The Bank is primarily business oriented in its development focus. This is demonstrated by the 87.8% of the loan portfolio which is in commercial, real estate and construction loans as compared to 12.2% in home equity and other consumer loans.

         The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

  (dollars in thousands)                                                    December 31,
                        ----------------------------------------------------------------------------------------------------------
                              2003                  2002                 2001                  2000                  1999
                        -----------------     -----------------    ------------------    ------------------    -------------------
                                 Percent                Percent               Percent              Percent                Percent
                        Balance  of Total     Balance  of Total    Balance   of Total    Balance   of Total    Balance    of Total
                        -----------------     -----------------    ------------------    ------------------    -------------------
  Commercial           $  93,112    29.3%    $  64,869     27.5%  $  49,432     27.1%   $  37,123     31.5%   $  25,760    40.3%
  Real Estate            149,783    47.3       114,961     48.5      86,553     47.5       58,214     49.4       29,217    45.8
  Construction            35,644    11.2        23,180      9.8      15,512      8.5        9,952      8.4        3,545     5.6
  Home equity             34,092    10.7        30,631     12.9      26,656     14.6        9,129      7.8        2,133     3.3
  Other consumer           4,902     1.5         3,219      1.3       4,103      2.3        3,300      2.9        3,200     5.0
                        -----------------     -----------------    ------------------    ------------------    -------------------
     Total loans       $ 317,533     100%    $ 236,860      100%  $ 182,256      100%   $ 117,718      100%   $  63,855     100%
  Less: allowance for
    credit losses          3,680                 2,766                2,111                 1,142                   579
                        ---------             --------             ---------             ---------             ---------
     Loans, net        $ 313,853             $ 234,094            $ 180,145             $ 116,576             $  63,276
                        =========             ========             =========             =========             =========

LOAN MATURITY

         The following table sets forth the term to contractual maturity of the loan portfolio as of December 31, 2003


(dollars in thousands)                                             Due In
                                   -----------------------------------------------------------------------
                                                   One Year        One to      Over Five to    Over Ten
                                      Total         or Less      Five Years      Ten Years       Years
                                   ------------    ----------    -----------   -------------  -----------
Commercial                         $    93,112     $  51,326     $   26,571    $    15,215     $      --
Real estate                            149,783         7,143         40,740         71,851        30,049
Construction                            35,644        21,753         13,891             --            --
Home equity                             34,092           747         33,345             --            --
Other consumer                           4,902         1,792          3,110             --            --
                                   ------------    ----------    -----------   ------------    -----------
Total loans                        $   317,533     $  82,761     $  117,657    $    87,066     $  30,049
                                   ============    ==========    ===========   ============    ===========
Loans with:
Predetermined fixed interest
  rate                             $   138,245     $  36,124     $   49,293    $    22,779     $   30,049
Floating interest rate                 179,288        46,637         68,364         64,287             --
                                   ------------    ----------    -----------   ------------    -----------
Total loans                        $   317,533     $  82,761     $  117,657    $    87,066     $   30,049
                                   ============    ==========    ===========   ============    ===========

         Loans which have adjustable rates and fixed rate loans are all shown in the period of contractual maturity. Demand loans, having no contractual maturity, and overdrafts are reported as due in one year of less.

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

         Management has developed a comprehensive review process to monitor the adequacy of the allowance for credit losses. The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies. The results of this review process, in combination with conclusions of the Bank's outside loan review consultant, support management's view as to the adequacy of the allowance as of the balance sheet date. During 2003, a provision for credit losses was made in the amount of $1.18 million before net charge-offs of $261 thousand. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements; activity in the allowance for credit losses is contained in Note 4 to the Consolidated Financial Statements. Please refer to the discussion under the caption, "Critical Accounting Policies" for an overview of the underlying methodology management employs on a quarterly basis to maintain the allowance.

         At December 31, 2003, the Company had $654 thousand of loans classified as nonaccrual, of which $255 thousand was guaranteed by the SBA. There were no loans past due over ninety days and still accruing interest at December 31, 2003. Please refer to Note 1 of the notes to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company's policy regarding impairment of loans.

         The provision for credit losses was $1.18 million in 2003 compared to a provision for credit losses of $843 thousand in 2002. The higher provision in 2003 is attributable to the level of growth in the loan portfolio from December 31, 2002 to December 31, 2003 and the greater amount of net charge-offs for the corresponding periods $261 thousand in 2003 versus $118 thousand in 2002. The increase in the level of charge-offs resulted primarily from one loan to a customer in bankruptcy and the transfer of that loan and related collateral to a separate subsidiary on a fair market value basis.

         As the portfolio and allowance review process matures, there will be changes to different elements of the allowance and this may have an effect on the overall level of the allowance maintained. To date the Bank has enjoyed a very high quality portfolio with minimal net charge-offs and very low delinquency. The maintenance of a high quality portfolio will continue to be management's prime objective as it relates to the lending process and to the allowance for credit losses.

         Management, aware of the strong loan growth experienced by the Company and the problems which could develop in an unmonitored environment, is intent on maintaining a strong credit review system and risk rating process. In January 2003, the Company established a credit department to perform interim analyses, manage classified credits and develop a credit scoring system for small business credits. Over time, this department will increase its review of credit analysis and processes. The Company is also reviewing its risk rating systems and is exploring the implementation of additional analytical procedures for risk ratings. The entire loan portfolio analysis process is an ongoing and evolving practice directed at maintaining a portfolio of quality credits and quickly identifying any weaknesses before they become irremediable.

         The following table sets forth activity in the allowance for credit losses for the periods indicated.


 (dollars in thousands)                                     Year Ended December 31,
                                         --------------------------------------------------------------
                                            2003          2002        2001         2000         1999
                                         -----------    ---------    --------    ---------    ---------
  Balance at beginning of year           $    2,766     $  2,111     $ 1,142     $    579     $    164
  Charge-offs:
      Commercial                               (319)        (192)         --           --           --
      Real estate                                --           --          --           --           --
      Construction                               --           --          --           --           --
      Home equity                                --           --          --           --           --
      Other consumer                            (14)         (40)        (23)         (18)         (11)
                                         -----------    ---------    --------    ---------    ---------
 Total                                         (333)        (232)        (23)         (18)         (11)
                                          -----------    ---------    --------    ---------    ---------
 Recoveries:

      Commercial                                 68           26          --           --           --
      Real estate                                --           --          --           --           --
      Construction                               --           --          --           --           --
      Home equity                                --           --          --           --           --
      Other consumer                              4           18          13           --            2
                                         -----------    ---------    --------    ---------    ---------
 Total                                           72           44          13           --            2
                                         -----------    ---------    --------    ---------    ---------
 Net charge-offs                               (261)        (188)        (10)         (18)          (9)
                                         -----------    ---------    --------    ---------    ---------
 Additions charged to operations              1,175          843         979          581          424
                                         -----------    ---------    --------    ---------    ---------
 Balance at end of period                $    3,680     $  2,766     $ 2,111     $  1,142     $    579
                                         ===========    =========    ========    =========    =========
 Ratio of net charge-offs during
   the period to average loans
   outstanding during the period               0.10%        0.09%       0.01%        0.02%        0.02%
                                         -----------    ---------    --------    ---------    ---------

         Prior to 2001, the Company had not allocated any portion of the allowance for credit losses to any individual loan or any category of loans. In 2001, the Company began an allocation process which is reflected in the following table. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.


  (dollars in thousands)                                          Year Ended December 31,
                                     -----------------------------------------------------------------------------------
                                              2003                          2002                         2001
                                     ------------------------      -----------------------      ------------------------
                                       Amount    Percent (1)         Amount    Percent (1)        Amount    Percent (1)
                                     ------------------------      -----------------------      ------------------------
  Commercial                         $     1,689        29.3%      $    1,134        27.5%      $      743        27.2%
  Real estate                                888        47.3              862        48.5              701        49.1
  Construction                               613        11.2              231         9.8              218        10.1
  Home equity                                171        10.7              253        12.9              212        11.6
  Other consumer                              72         1.5               83         1.3              100         2.0
  Unallocated                                247          --              203          --              137          --
                                     -----------        ----       -----------------------      ------------------------
  Total allowance for credit
    losses                           $     3,680         100%      $    2,766         100%   $       2,111         100%
                                     ===========        ====       =======================      ========================

(1) Represents the percent of loans in category to gross loans.

NON-PERFORMING ASSETS

         The Company's non-performing assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, and other real estate owned, totaled $654 thousand at December 31, 2003 compared to $965 thousand at December 31, 2002. The percentage of non-performing assets to total assets was 0.2% at December 31, 2003 compared to 0.4% at December 31, 2002.

         Non-performing loans constituted all of the non-performing assets at December 31, 2003 and December 31, 2002. Non-performing loans at December 31, 2002 consist of loans in nonaccrual status in the amount of $147 thousand and loans past due over ninety days of $818 thousand compared to no nonaccrual loans and loans past due over ninety days of $19 thousand at December 31, 2001.

         The Company had no other real estate owned at either December 31, 2003 or 2002.

         The following table shows the amounts of non-performing assets at the dates indicated.


 (dollars in thousands)                                Year End December 31,
                                   ---------------------------------------------------------------
                                                    2002         2001         2000         1999
                                   ----------    ----------   ----------   ----------   ----------
Nonaccrual Loans
   Commercial                      $     554     $     147    $      --    $      --    $      --
   Consumer                              100            --           --           --           --
   Real estate                            --            --           --           --           --
Accrual loans-past due 90 days
    Commercial                            --           818           19           15           --
    Consumer                              --            --           --           --           --
    Real estate                           --            --           --           --           --
Restructured loans                        --            --           --           --           --
Real estate owned                         --            --           --           --           --
                                   ----------    ----------   ----------   ----------   ----------
      Total non-performing
        assets                     $     654     $     965    $      19    $      15    $      --
                                   ==========    ==========   ==========   ==========   ==========

         At December 31, 2003, there was one performing loan in the amount of $2.10 million considered by management to be a potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms. The identified potential problem loan is secured by commercial real estate and management does not anticipate any loss.

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

         For the year ended December 31, 2003, deposits grew $57.08 million, from $278.43 million to $335.51 million or 20.51%

         Approximately 28.77% of the Bank's deposits are made up of certificates of deposits, which are generally the most expensive form of deposit because of their fixed term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking and does not accept brokered certificates, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand. The Bank has paid negotiated rates for deposits in excess of $500 thousand but the rates paid have rarely been more than 25 to 50 basis points higher than posted rates and deposits have been negotiated at below market rates. In late 2000, to fund strong loan demand, the Bank began accepting certificates of deposits, generally in denominations of less than $100 thousand on a non-brokered basis, from bank and credit union subscribers to a wholesale deposit rate line. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which these deposits can be acquired, although it is possible for rates to significantly exceed local market rates. At December 31, 2003 the Bank held $27.00 million of these deposits at an average rate of 2.88% as compared to $16.36 million of these deposits, at an average rate of 3.99% at December 31, 2002. With the strong core deposit growth experienced by the Bank in 2002 these deposits were allowed to mature without renewal or replacement. During the second quarter of 2003 management felt that there was an opportunity to acquire longer maturities of these deposits at an attractive interest rate and again began accepting these deposits with maturities greater than one year. At December 31, 2003 the average life of these deposits was 17.4 months while at December 31, 2002 the average life was 9.9 months.

         At December 31, 2003, the Company had approximately $90.47 million in noninterest bearing demand deposits, representing a 40.42% increase from $64.43 million in demand deposits at December 31, 2002. These are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and indices of financial performance. For additional information relating to the composition of the Bank's deposit base, see average balance tables above and Note 6 to the Consolidated Financial Statements.

         As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, referred to as a "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a certificate of deposit investment or a money market account. The balances in these accounts were $16.09 million at December 31, 2003, a 35.77% decrease from December 31, 2002 balance of $25.05 million. The decrease in this category of liabilities is attributable to a slowdown in real estate related activity, from which a significant portion of these funds are derived. Customer repurchase agreements are not deposits and are not FDIC insured but are secured by US Treasury and/or US government agency securities. These accounts are particularly suitable to businesses with significant change in the peaks and valleys of cash flow over a very short time frame often measured in days. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

         At December 31, 2003, the Company had entered in to reverse repurchase agreements totaling $14.36 million to fund the purchase of mortgage backed pass through securities. Bethesda Leasing had outstanding a $255 thousand balance on a loan provided by a correspondent bank and guaranteed by the Company. These borrowings totaled $14.62 million at December 31, 2003 compared to Company borrowings of $4.60 million at December 31, 2002. At December 31, 2003, the Bank, in addition to customer repurchase agreements totaling $16.09 million at December 31, 2003, had $8.00 million in federal funds purchased from other commercial banks and $14.33 million of FHLB short and long-term borrowings, as compared to no federal funds purchased and FHLB advances of $18.33 million at December 31, 2002. The federal funds borrowings are unsecured and FHLB advances are secured 50% by US government agency securities and 50% by a blanket lien on qualifying loans in the Bank's Commercial loan portfolio. For additional information regarding other borrowings, see Note 7 to the Consolidated Financial Statements.

         The following table provides information regarding the Bank's deposit composition at the dates indicated.


 (dollars in thousands)                                                    December 31
                                          ---------------------------------------------------------------------------------
                                                    2003                        2002                           2001
                                          -----------------------      -----------------------       ----------------------
                                            Average      Average         Average      Average          Average     Average
                                            Balance        Rate          Balance        Rate           Balance       Rate
                                          -----------------------      -----------------------       ----------------------
 Noninterest bearing demand             $      72,119       --       $       46,930     --       $       29,727        --
 Interest bearing transaction accounts         38,820     0.20%              30,886    0.31%             20,896      1.11%
 Savings and money market and accounts        100,226     1.16%              81,509    1.96%             54,211      3.40%
 Certificates of deposit $100,000
    or more                                    46,381     2.05%              41,683    3.21%             35,791      5.61%
 Other time                                    35,380     2.56%              36,902    3.70%             25,493      5.51%
                                          ------------                -------------                -------------
        Total                           $     292,926                $      237,910              $      166,118
                                          ============                =============                =============

         The following table indicates the time remaining until maturity for the Bank's certificates of deposit of $100,000 or more as of December 31, 2003.

 Due in:
     3 months or less                        $      10,783
     Over 3 through 6 months                        12,808
     Over 6 through 12 months                       18,920
     Over 12 months                                 12,481
                                               ------------
 Total                                       $      54,992
                                               ============

         The following table provides information regarding the Company's short-term borrowings for the periods indicated. See Note 7 to the Consolidated Financial Statements for additional information regarding the Company's borrowings.


 (dollars in thousands)
                                       Maximum
                                       Amount
 Federal funds purchased and         Outstanding                                                Ending
 securities sold under agreement       at Any         Average       Average       Ending       Average
 to repurchase                        Month End       Balance         Rate        Balance        Rate
 -------------------------------------------------   -----------   ---------     ----------   ---------
 Year Ended December 31,
                   2003             $       38,454  $     22,146        0.49%    $    38,454        0.58%
                   2002                     26,560        19,535        1.18          25,054        0.50
                   2001                     17,078        13,057        3.13          13,452        1.70
 Other short term borrowings

Year Ended December 31,
                   2003                     13,570         7,979        3.33%          4,000        2.79%
                   2002                      8,600         4,670        3.81           8,600        4.00
                   2001                      1,675           533        2.53           1,675        5.92

CONTRACTUAL OBLIGATIONS

         The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

         The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date.

                                                       One to
                                      Within One        Three        Three to       Over Five
(dollars in thousands)                   Year           Years       Five Years        Years
                                      ------------    ----------    ------------   -----------
Deposits without a stated           $     239,089   $        --   $          --  $         --
maturity (1)
Certificates of deposit (1)                71,086        23,949           1,554            --
Short-term borrowings                      42,454            --              --            --
Long term borrowings                           --        10,588              --            --
Operating lease obligations                 1,052         2,216           2,154         2,673
Purchase obligations                           50            --              --            --
                                      ------------    ----------    ------------   -----------
     Total                          $     353,731   $    36,753   $       3,708  $      2,673
                                      ============    ==========    ============   ===========

(1) Includes accrued interest payable through December 31, 2003.

OFF BALANCE SHEET ARRANGEMENTS

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments. A summary of the Company's commitments is as follows:

(dollars in thousands)                         December 31,
                                      -------------------------------
                                          2003             2002
                                      -------------    --------------
Loan commitments                            58,433            49,140
Unused lines of credit                      95,535            72,349
Letters of credit                            2,660             2,233

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include certificates of deposit, accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The majority of the guarantees are short-term, and the remaining guarantees of $539 thousand expire in decreasing amounts through 2008. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2003, approximately 99% percent of the dollar amount of standby letters of credit were collateralized.

         With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, capital expenditures or capital resources, that is material to investors.

LIQUIDITY MANAGEMENT

         Liquidity is the measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor requirements for use of their funds. The Bank's sources of liquidity consist of cash balances, due from banks, loan repayments, federal funds sold and short term investments. These sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds. The Company maintains a $10 million line of credit, with a correspondent bank against which it has guaranteed a $255 thousand loan to its subsidiary Bethesda Leasing. The Bank can purchase up to $12 million in federal funds on an unsecured basis, against which it had drawn $8 million at December 31, 2003, and enter into reverse repurchase agreements up to $10 million. At year end 2003, the Bank was also eligible to take FHLB advances of up to $82 million, of which it had advances outstanding of $14.3 million.

         The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do banks which build an asset base on non-core deposits and other borrowings. The history of the Bank, while only five and one-half years, includes a period of rising interest rates and significant competition for deposit dollars. During that period the Bank grew its core business without sacrificing its interest margin in higher deposit rates for non-core deposits. There is, however, a risk that some deposits would be lost if rates were to spike up and the Bank elected not to meet the market. Under those conditions the Bank believes that it is well positioned to use other liability management instruments such as FHLB borrowing, reverse repurchase agreements and Bank lines to offset a decline in deposits in the short run. Over the long term an adjustment in assets and change in business emphasis could compensate for a loss of deposits. Under these circumstances, further asset growth could be limited as the Bank utilizes its liquidity sources to replace, rather than supplement, core deposits.

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

         At year end 2003, under the Bank's liquidity formula, it had $69 million of liquidity representing 15.6% of total Bank assets.

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

         The following table reflects the result of a "shock test" simulation on the December 31, 2003, earning assets and interest bearing liabilities and the change in net interest income resulting from the simulated immediate increase and decrease in interest of 100 and 200 basis points. Also shown is the change in the Market Value Portfolio Equity resulting from the simulation. The model as presented is projected for one year.

                                                                                    Percentage change
          Change in interest     Percentage change in net  Percentage change in     in Market Value of
         rates (basis points)        interest income            net income           Portfolio Equity
         --------------------    ---------------------     --------------------     ------------------
                +200                    +10.1%                  +26.9%                      +7.0%
                +100                     +5.3%                  +14.2%                      +4.3%
                   0                       --                      --                         --
                -100                     -8.7%                  -23.1%                      -8.7%
                -200                    -21.7%                  -57.5%                     -18.4%

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

         GAP, a measure of the difference in volume between interest earning assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in particular time periods. At December 31, 2003, the

Bank has a positive GAP of 11.02% out to three months and a cumulative negative GAP of 10.06% out to twelve months.

         If interest rates were to continue to decline further, the Bank's interest income and margin may be adversely affected. Because of the positive GAP measure in the 0 - 3 month period, continued decline in the prime lending rate will reduce income on repriceable assets within thirty to sixty days, while the repricing of liabilities will occur in later time periods. This will cause a short term decline in net interest income and net income in a static environment. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features of some of its assets. These factors have been thoroughly discussed with the Board of Directors ALCO Committee and management believes that current strategies are appropriate to current economic and interest rate trends. The negative GAP is carefully monitored and will be adjusted as conditions change.


GAP ANALYSIS
(dollars in thousands)
                                            0-3         4 - 12       13 - 36      37 - 60      Over 60
 Repriceable in:                           Months       Months       Months       Months       Months       Total
                                        ------------- ------------ ------------ ------------ ------------ -----------
 ASSETS:
    Investment securities                  $   8,073    $   4,275    $  19,620    $  14,995    $  35,618   $  82,581
    Interest bearing deposits in
      other banks                              1,063        2,378          891           --           --       4,332
    Loans                                    117,911       28,311       65,244       79,667       30,049     321,182
    Federal funds sold and cash
      equivalents                              1,526           --           --           --           --       1,526
                                        ------------- ------------ ------------ ------------ ------------ -----------
 Total repriceable assets                  $ 128,573    $  34,964    $  85,755    $  94,662    $  65,667   $ 409,621
                                        ============= ============ ============ ============ ============ ===========

 LIABILITIES:

    NOW accounts                           $      --    $  22,047    $   4,410    $  17,636    $      --   $  44,093
    Savings and Money Market accounts         40,534       33,493       20,267      101,335           --     101,335
    Certificates of deposit                   20,441       50,583       23,946        1,554           --      96,524
    Federal funds purchased and securities
       sold under agreement to repurchase     12,827        6,437        1,609        3,218           --      24,091
    Other borrowing-short and long
       term                                    9,643        8,720       10,588           --           --      28,951
                                        ------------- ------------ ------------ ------------ ------------ -----------
 Total repriceable liabilities             $  83,445    $ 121,280    $  60,820    $  32,543    $      --   $ 298,088
                                        ============= ============ ============ ============ ============ ===========

 GAP                                       $  45,128    $ (86,316)   $  24,935    $  62,119    $  65,667
 Cumulative GAP                            $  45,128    $ (41,188)   $  16,253    $  45,866    $ 111,533
 Interval gap/earnings assets                 11.02%      (21.07%)       6.09%       15.16%       16.03%
 Cumulative gap/earning assets                11.02%      (10.06%)     (3.97%)       11.20%       27.23%

         Although, NOW and money market accounts are subject to immediate repricing, the Bank's GAP model has incorporated a repricing schedule to account for the historical lag in effecting rate changes and the amount of those rate changes relative to the amount of rate change in assets.

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

         The capital position of the Company's wholly-owned subsidiary, the Bank, continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for credit losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier1 capital to total average assets. The Company's and Bank's capital ratios were in excess of all mandated minimum requirements. At December 31, 2003, the Company's and Bank's capital ratios are presented in Note 14 to the Consolidated Financial Statements.

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

NEW ACCOUNTING STANDARDS

         Refer to Note 1 of the Notes to Consolidated Financial Statements for statements on New Accounting Standards.

MARKET FOR COMMON STOCK AND DIVIDENDS

         Market for Common Stock. The Company's Common Stock is listed for trading on the Nasdaq Small Cap Market under the symbol "EGBN". To date, trading in the common stock has been sporadic and volume has been light. No assurance can be given that an active trading market will develop in the foreseeable future. The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter during the last two fiscal years, and through February 29, 2004. These quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. As of March 26, 2004, there were 5,401,267 shares of Common Stock outstanding, held by approximately 1,949 total beneficial shareholders, including approximately 921 shareholders of record.


                                       2004                         2003                         2002
                            ------------------------    --------------------------    ------------------------
    Quarter                   High Bid       Low Bid       High Bid        Low Bid      High Bid       Low Bid
                            ----------    ----------    -----------     ----------    ----------    ----------
    First                      $20.00        $17.20         $15.30         $13.42        $16.00        $10.65

    Second                                                  $17.00         $13.08        $15.75        $14.55

    Third                                                   $15.58         $12.36        $14.55        $11.25

    Fourth                                                  $17.70         $15.20        $13.66        $11.66

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

                          INDEPENDENT AUDITORS' REPORT





Audit Committee of the
Board of Directors and
Stockholders of Eagle Bancorp, Inc.


We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eagle Bancorp Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Stegman & Company
Baltimore, Maryland
February 13, 2004

EAGLE BANCORP, INC.
Consolidated Balance Sheets
December 31, 2003 and 2002
(dollars in thousands)


ASSETS                                                                      2003              2002
                                                                      ----------------- -----------------
Cash and cash equivalents                                                    $  25,103         $  18,569
Federal funds sold                                                                  --             3,012
Interest bearing deposits with other banks                                       4,332             6,119
Investment securities available for sale                                        82,581            70,675
Loans held for sale                                                              3,649             5,546
Loans                                                                          317,533           236,860
Less allowance for credit losses                                               (3,680)           (2,766)
                                                                      ----------------- -----------------
    Loans, net                                                                 313,853           234,094
Premises and equipment, net                                                      4,259             3,601
Deferred income taxes                                                              862               464
Other assets                                                                     8,358             5,749
                                                                      ----------------- -----------------
           TOTAL ASSETS                                                      $ 442,997         $ 347,829
                                                                      ================= =================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest bearing demand                                                $  90,468         $  64,432
   Interest bearing transaction                                                 44,093            39,968
   Savings and money market                                                    104,429            92,324
   Time, $100,000 or more                                                       54,992            46,989
   Other time                                                                   41,532            34,721
                                                                      ----------------- -----------------
     Total deposits                                                            335,514           278,434
Federal funds purchased and securities sold under agreement to
repurchase                                                                      38,454            25,054
Other short-term borrowings                                                      4,000             8,600
Long-term borrowings                                                            10,588            14,333
Other liabilities                                                                1,429             1,380
                                                                      ----------------- -----------------
     Total liabilities                                                         389,985           327,801

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; shares authorized 20,000,000, shares
    issued and outstanding 5,359,303 (2003) and 2,897,704 (2002)                    54                29
Additional paid in capital                                                      46,406            16,541
Retained earnings                                                                6,281             3,066
Accumulated other comprehensive income                                             271               392
                                                                      ----------------- -----------------
     Total stockholders' equity                                                 53,012            20,028
                                                                      ----------------- -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 442,997         $ 347,829
                                                                      ================= =================

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2003, 2002 and 2001
(dollars in thousands, except per share data)


INTEREST INCOME                                            2003             2002            2001
                                                    --------------------------------------------------
   Interest and fees on loans                               $ 16,355        $ 14,379         $ 12,054
   Taxable interest and dividends on investment
      securities                                               1,807           2,124            1,799
   Interest on balances with other banks                         180              77               13
   Interest on federal funds sold and other cash
      equivalents                                                 62              81              255
                                                    --------------------------------------------------
       Total interest income                                  18,404          16,661           14,121

INTEREST EXPENSE
   Interest on deposits                                        3,099           4,332            5,486
   Interest on Federal funds purchased and securities
      sold under agreement to repurchase                         108             230              409
   Interest on short-term borrowings                             266             177               --
   Interest on long-term borrowings                              480             431              103
                                                    --------------------------------------------------
       Total interest expense                                  3,953           5,170            5,998
NET INTEREST INCOME                                           14,451          11,491            8,123
                                                    --------------------------------------------------
PROVISION FOR CREDIT LOSSES                                    1,175             843              979
                                                    --------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT
   LOSSES                                                     13,275          10,648            7,144

NONINTEREST INCOME
   Service charges on deposits                                 1,216           1,038              704
   Gain on sale of loans                                         757             491              148
   Gain on sale of investment securities                         311             337              358
   Other income                                                  652             294              114
                                                    --------------------------------------------------
       Total noninterest income                                2,936           2,160            1,324

NONINTEREST EXPENSE
   Salaries and employee benefits                              5,934           4,505            3,449
   Premises and equipment expenses                             2,111           1,648            1,220
   Advertising                                                   244             197              144
   Outside data processing                                       555             488              349
   Other expenses                                              2,250           1,745            1,283
                                                    --------------------------------------------------
       Total noninterest expense                              11,094           8,583            6,445
                                                    --------------------------------------------------
INCOME BEFORE INCOME TAX EXPENSE                               5,118           4,225            2,023
                                                    --------------------------------------------------
INCOME TAX EXPENSE                                             1,903           1,558              269
                                                    --------------------------------------------------
NET INCOME                                                  $  3,215        $  2,667         $  1,754
                                                    ==================================================
INCOME PER SHARE
   Basic                                                    $   0.82        $   0.92         $   0.61
   Diluted                                                  $   0.77        $   0.86         $   0.58

See notes to consolidated financial statements.

 EAGLE BANCORP, INC.
 Consolidated Statements of Changes in Stockholders' Equity
 Years Ended December 31, 2003, 2002 and 2001
 (dollars in thousands)

                                                                                          Accumulated
                                                             Additional      Retained        Other           Total
                                                Common          Paid         Earnings    Comprehensive   Stockholders'
                                                 Stock       In Capital     (Deficit)    Income (Loss)      Equity
                                             --------------------------------------------------------------------------
 Balance, January 1, 2001                         $     21      $  16,479     $  (1,355)       $    377       $ 15,522

   Seven-for-five stock split in the form
       of a 40% stock dividend                           8             (8)           --              --             --

   Exercise of options for 7,700 shares of
       common stock                                     --             44            --              --             44

   Net income                                           --             --         1,754              --          1,754
     Other comprehensive income:
     Unrealized loss on securities
          available for sale                            --             --            --            (188)          (188)
                                                                                                         --------------
          Total other comprehensive income              --             --            --              --          1,610
                                             --------------------------------------------------------------------------

 Balance, December 31, 2001                             29         16,515           399             189         17,132
   Exercise of options for 2,580 shares of
       common stock                                                    26                                           26

    Net income                                          --             --         2,667              --          2,667
     Other comprehensive income:
     Unrealized gain on securities
          available for sale                            --             --            --             203            203
                                                                                                          -------------
          Total other comprehensive income              --             --            --              --          2,896
                                             --------------------------------------------------------------------------

 Balance, December 31, 2002                             29         16,541         3,066             392         20,028

    Exercise of options for 12,620 shares
       of common stock                                  --            123            --              --            123

    Issuance of 2,448,979 shares of
       common Stock                                     25         29,742            --              --         29,767

    Net income                                          --             --         3,215              --          3,215

      Other comprehensive income:
      Unrealized loss on securities
          available for sale                            --             --            --            (121)          (121)
                                                                                                          -------------
          Total other comprehensive income              --             --            --              --          3,094
                                             --------------------------------------------------------------------------
 Balance, December 31, 2003                       $     54      $  46,406     $   6,281        $    271       $ 53,012
                                             ==========================================================================

 See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(dollars in thousands)

                                                                     2003           2002            2001
                                                                ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   3,215      $   2,667       $   1,754
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Provision for credit losses                                     1,175            843             979
         Increase in deferred income taxes                                (319)          (178)           (391)
         Depreciation and amortization                                     714            557             420
         Gains on sale of loans                                           (757)          (491)            (96)
         Origination of loans held for sale                            (24,726)       (19,110)         (8,628)
         Proceeds from sale of loans held for sale                      27,380         19,728           3,051
         Gains on sale of investment securities                           (311)          (337)           (358)
   Increase in other assets                                               (708)          (380)            (53)
   Decrease (increase) in other liabilities                               (126)           494             301
                                                                ----------------------------------------------
         Net cash provided by (used in) operating activities             5,537          3,793          (3,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in interest bearing deposits with
     other banks                                                         1,787         (5,958)            (46)
   Purchases of available for sale investment securities              (443,296)      (385,210)       (147,397)
   Proceeds from maturities of available for sale securities           382,186        333,993         131,113
   Proceeds from sale of available for sale securities                  49,328         20,626           9,413
   Net increase in loans                                               (80,673)       (54,792)        (64,548)
   Bank premises and equipment acquired                                 (1,372)          (986)           (968)
   Purchase of bank owned life insurance                                (2,000)        (4,000)             --
                                                                ----------------------------------------------
         Net cash used in investing activities                         (94,040)       (96,327)        (72,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                                 57,080         82,746          59,831
   Increase in federal funds purchased and securities sold under
     agreement to repurchase                                            13,400         11,602           2,374
   (Decrease) increase in other short-term borrowings                   (4,600)         8,600          (1,040)
   (Principal payments on) proceeds from long-term borrowings           (3,745)         4,658           9,675
   Issuance of common stock                                             29,890             26              44
                                                                ----------------------------------------------
         Net cash provided by financing activities                      92,025        107,632          70,884

NET INCREASE (DECREASE) IN CASH                                          3,522         15,098          (4,570)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          21,581          6,483          11,053
                                                                ----------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  25,103      $  21,581       $   6,483
                                                                ==============================================
SUPPLEMENTAL CASH FLOWS INFORMATION:
    Interest paid                                                    $   4,024      $   5,092       $   6,029
                                                                ==============================================
    Income taxes paid                                                $   1,887      $   1,840       $     647
                                                                ==============================================

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001:

1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Eagle Bancorp, Inc. (the "Company") and its subsidiaries, EagleBank (the "Bank") and Bethesda Leasing, LLC ("Bethesda Leasing") with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company's books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2003. The following is a summary of the more significant accounting policies.

NATURE OF OPERATIONS

The Company, through its bank subsidiary, provides domestic financial services primarily in Montgomery County, Maryland and Washington, D.C. The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products.

USE OF ESTIMATE

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

CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold and liquid investments with an original maturity of three months of less.

LOANS HELD FOR SALE

The Company engages in sales of residential mortgage loans and the guaranteed portion of Small Business Administration ("SBA") loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Income.

The Company's current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2003.

INVESTMENT SECURITIES

Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available for sale. Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses based on the difference between amortized cost and fair value reported as accumulated other comprehensive income, a separate component of stockholders' equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

TRANSFER OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the three years ended December 31, 2003. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the years ended December 31.

                                                      2003              2002             2001
                                                 ---------------- ----------------- ----------------
     Net income, as reported                     $       3,215        $     2,667      $     1,754

     Less pro forma stock-based compensation
        expense determined under the fair value
          method, net of related tax effects              (224)              (125)            (394)
                                                 ---------------- ----------------- ----------------
     Pro forma net income                        $       2,991        $     2,542      $     1,360
                                                 ================ ================= ================

     Net income  per share:                      $        0.82        $      0.92      $      0.61

        Basic - pro forma                        $        0.76        $      0.88      $      0.47

        Diluted - as reported                    $        0.77        $      0.86      $      0.58

        Diluted - pro forma                      $        0.72        $      0.82      $      0.45


The pro forma amounts are not representative of the effects on reported net income for future years.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46"), which explains identification of variable interest entities and the assessment of whether to consolidate these entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. December 17, 2003, the FASB revised FIN 46 (FIN 46R) and deferred the effective date of FIN46 to no later than the end of the first reporting period that ends after March 15, 2004. The Company has no significant variable interests in any entities which would require disclosure or consolidation.

In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no material impact on the Company's financial condition or results of operations upon adoption of this Statement.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on the Company's financial condition or results of operations upon adoption of this Statement.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which covers guarantees such as standby letters of credit, performance guarantees of funding, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a significant effect on the Company's consolidated financial statements.

2      CASH AND DUE FROM BANKS

     Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2003, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Bank maintained balances with the Federal Home Loan Bank and three domestic correspondents as compensation for services they provided to the Bank.

3      INVESTMENTS AVAILABLE FOR SALE

     The amortized cost and estimated fair values of investments available for sale at December 31, 2003 and 2002 are as follows:


     (in thousands)                                                     Gross          Gross        Estimated
                                                       Amortized     Unrealized     Unrealized        Fair
     2003                                                Cost           Gains         Losses          Value
     ----                                            -----------------------------------------------------------
     U. S. Government agency securities                 $   25,335       $     76     $     (38)     $   25,373
     Mortgage backed securities                             51,887            201          (246)         51,842
     Federal Reserve and Federal Home Loan Bank
        stock                                                1,670             --            --           1,670
     Other equity investments                                3,282            421            (7)          3,696
                                                     -----------------------------------------------------------
                                                        $   82,174       $    698     $    (291)     $   82,581
                                                     ===========================================================

                                                                        Gross          Gross        Estimated
                                                       Amortized     Unrealized     Unrealized        Fair
     2002                                                Cost           Gains         Losses          Value
     ----                                            -----------------------------------------------------------
     U. S. Treasury securities                           $   5,501       $      3       $     --     $     5,504
     U. S. Government agency securities                     19,961            153                         20,114
     Mortgage backed securities                             42,782            493             (7)         43,268
     Federal Reserve and Federal Home Loan
     Bank stock                                              1,564             --             --           1,564
     Other equity investments                                  274             --            (49)            225
                                                     -----------------------------------------------------------
                                                        $   70,082      $     649     $      (56)    $    70,675
                                                     ===========================================================

     Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized position as of December 31, 2003 are as follows:

     (in thousands)                                                                                   Total
                                                                      Less than      More than     Unrealized
     Available for sale:                              Fair Value      12 Months      12 Months       Losses
     -------------------                             -----------------------------------------------------------
     U. S. Government agency securities                 $    4,637           (38)             --           (38)
     Mortgage backed securities                             38,541          (246)             --          (246)
     Federal Reserve and Federal Home Loan Bank
        stock                                                   --            --              --            --
     Other equity investments                                   76            (7)             --            (7)
                                                     -----------------------------------------------------------
                                                        $   43,254          (291)             --          (291)
                                                     ===========================================================

     The available for sale investment portfolio has a fair value of approximately $82.58 million of which approximately $43.18 million of the securities have some unrealized losses as compared to amortized cost. Of these securities, $4.63 million, or 5.61%, are U.S. agency bonds and $58.67 million, or 71.05% are mortgage backed securities. All of the bonds are rated AAA. The securities representing the unrealized losses in the available for sale portfolio all have modest duration risk (2.93years), low credit risk, and minimal loss (approximately 0.65%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available for sale portfolio are temporary. In addition to bonds and mortgage backed securities, the Company, at December 31, 2003, held $5.37 million in equity securities, $3.70 million which were marketable stocks and mutual funds and $1.67 million which were investments in Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stocks which are not marketable.

     The amortized cost and estimated fair values of investments available for sale at December 31, 2003 and 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           2003                             2002
                                             --------------------------------- --------------------------------
                                                Amortized      Estimated Fair     Amortized     Estimated Fair
                                                   Cost            Value            Cost            Value
                                             ----------------- --------------- ---------------- ---------------
     Amounts maturing:

        One year or less                          $     6,648     $     6,648      $     8,501     $     8,545
        After one year through five years              15,687          15,725           14,968          15,037
        After five years through ten years              3,000           3,000            1,993           2,036
        Mortgage backed securities                     51,887          51,842           42,782          43,268
        FRB, FHLB and  other equity
          securities                                    4,952           5,366            1,838           1,789
                                             ----------------- --------------- ---------------- ---------------
                                                 $    82,174      $    82,581      $    70,082     $    70,675
                                             ================= =============== ================ ===============

     Realized gains on sales of investment securities were $334 thousand and realized losses on sales of investment securities were $23 thousand in 2003, the realized gains on sales of investment securities were $343 thousand and realized losses on sales of investment securities were $6 thousand in 2002 and the realized gains on sales of investment securities were $375 thousand and realized losses on sales of investment securities were $17 thousand in 2001. Proceeds from sales of securities in 2003 were $49.33 million, in 2002 were $20.63 million and in 2001 were $9.41 million.

     At December 31, 2003, $39.2 million fair value of securities were pledged as collateral for certain government deposits, FHLB advances and securities sold under agreement to repurchase. The outstanding balance of no single issuer, except for U. S. Government and U. S. Government agency securities, exceeded ten percent of stockholders' equity at December 31, 2003 or 2002.

4   LOANS AND ALLOWANCE FOR CREDIT LOSSES

    The Bank makes loans to customers primarily in Montgomery County, Maryland and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.

    Loans, net of unamortized deferred fees, at December 31, 2003 and 2002 are summarized by type as follows:


     (dollars in thousands)
                                                     2003                2002
                                               --------------------------------------
     Commercial                                    $      93,112       $      64,869

     Real estate                                         149,783             114,961

     Construction                                         35,644              23,180

     Home equity                                          34,092              30,631

     Other consumer                                        4,902               3,219
                                               ---------------------------------------
         Total loans                                     317,553             236,860

            Less: allowance for credit losses             (3,680)             (2,766)
                                               --------------------------------------

     Loans, net                                    $     313,853       $     234,094
                                               ======================================

     As of December 31, 2003, the Bank serviced $11.43 million of SBA loans for others which are not reflected on the balance sheet.

     Activity in the allowance for credit losses for the years ended December 31, 2003, 2002 and 2001 is shown below:

                                                     2003               2002               2001
                                               -------------------------------------------------------
     Balance at beginning of year                    $     2,766        $     2,111        $    1,142
     Provision for credit losses                           1,175                843               979
     Loan charge-offs                                       (333)              (232)              (23)
     Loan recoveries                                          72                 44                13
                                               -------------------------------------------------------
     Balance at end of year                          $     3,680        $     2,766        $    2,111
                                               =======================================================

    Information regarding impaired loans at December 31, 2003 and 2002 is as follows:

                                                                        2003             2002
                                                                  ----------------------------------
      Impaired loans with a valuation allowance                         $      434       $      965
      Impaired loans without a valuation allowance                             220               --
                                                                  ----------------------------------
          Total impaired loans                                          $      654       $      965
                                                                  ==================================
      Allowance for credit losses related to impaired loans             $       82       $      121
      Allowance for credit losses related to other than
           impaired loans                                                    3,598            2,645
                                                                  ----------------------------------
          Total allowance for credit losses                             $    3,680       $    2,766
                                                                  ==================================
      Average impaired loans for the year                               $      594       $      202

      Interest income on impaired loans recognized on
         a cash basis                                                   $       --       $       17


5   PREMISES AND EQUIPMENT

    Premises and equipment include the following at December 31:


     (dollars in thousands)
                                                                        2003             2002
                                                                  ----------------------------------
     Leasehold improvements                                            $     2,370      $     2,041
     Furniture and equipment                                                 4,218            3,227
     Property and equipment                                                  6,588            5,268
        Less accumulated depreciation and amortization                      (2,329)          (1,667)
                                                                  ----------------------------------
     Total premises and equipment, net                                $      4,259      $     3,601
                                                                  ==================================

    The Company occupies banking and office space in seven locations under noncancellable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 10 years and provide for one or more 5-year renewal options. The leases provide for percentage annual rent escalations and require that the lessee pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $838 thousand in 2003, $769 thousand in 2002, and $546 thousand in 2001. At December 31, 2003, future minimum lease payments under noncancellable operating leases having an initial term in excess of one year are as follows:

     Years ending December 31:

     2004                                                    $      1,052

     2005                                                           1,083

     2006                                                           1,133

     2007                                                           1,163

     2008                                                             991

     Thereafter                                                     2,673
                                                     ---------------------
         Total minimum lease payments                        $      8,095
                                                     =====================

    In February 2004, the Company entered into an operating lease with the intention of opening an additional branch location. The lease, which is expected to commence in 2006, is for a term of ten years and calls for initial monthly rental payments of approximately $19 thousand, which are not included in the above schedule.

6   DEPOSITS

    The remaining maturity of certificates of deposit of $100,000 or more at December 31, 2003 and 2002 are as follows:


     (dollars in thousands)
                                                                     2003                  2002
                                                             -------------------------------------------
     Three months or less                                           $      10,783          $      9,523
     More than three months through six months                             12,808                31,629
     More than six months through twelve months                            18,920                 5,365
     Over twelve months                                                    12,481                   472
                                                             -------------------------------------------
        Total                                                       $      54,992         $      46,989
                                                             ===========================================

    Interest expense on deposits for the three years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                    2003                  2002                  2001
                                                             ----------------------------------------------------------------
     Interest bearing transaction                                    $        79           $        95           $       232
     Savings and money market                                              1,161                 1,599                 1,843
     Time, $100,000 or more                                                  953                 1,337                 2,006
     Other time                                                              906                 1,301                 1,405
                                                             ----------------------------------------------------------------
         Total                                                      $      3,099          $      4,332          $      5,486
                                                             ================================================================

7   BORROWINGS

    Information relating to short and long-term borrowings is as follows for the years ended December 31:

                                                                          2003                        2002
     Short-term                                                   Amount         Rate         Amount         Rate
                                                               -------------------------------------------------------
     At Year-End

        Federal funds purchased and securities sold under
          agreement to repurchase                                  $ 38,454         0.78%      $ 25,054         0.50%
        Federal Home Loan Bank - current portion                      4,000         2.79%         4,000         2.79%
        Bank line of credit                                              --           --          4,600         4.00%
                                                               -------------               -------------
              Total                                                $ 42,454                      33,654

     Average for the Year:
        Federal funds purchased and securities sold under
          agreement to repurchase                                  $ 22,146         0.49%      $ 19,535         1.18%
        Federal Home Loan Bank - current portion                      4,000         2.79%         1,852         2.79%
        Bank line of credit                                           3,979         3.89%         2,847         4.43%
     Maximum Month-end Balance:
        Customer repurchase agreements and
             federal funds purchased                                 38,454         0.69%        26,560         1.50%
        Federal Home Loan Bank - current portion                      4,000         2.79%         4,000         2.79%
        Line of credit                                                9,570         4.00%         4,600         4.50%
     Long-term Borrowing
       Correspondent bank term loan at prime minus
          0.25% due 2006                                           $    255         3.75%            --
       Federal Home Loan Bank  4.28% Advance due 2005                 8,000         4.28%         8,000         4.28%
       Federal Home loan Bank  2.79% principal reducing
          credit due 2004                                                --           --          4,000         2.79%
       Federal Home loan Bank  2.79% principal reducing
          credit due 2005                                             2,333         2.79%         2,333         2.79%
                                                               -------------               -------------
          Total long-term borrowing                                $ 10,588                    $ 14,333
                                                               =============               =============

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

     The Bank has commitments from correspondent banks under which it can purchase up to $12 million in federal funds and $10 million in reverse repurchase agreements on a short-term basis. The Bank also can draw Federal Home Loan Bank advances up to $82 million against which it had $14.3 million outstanding at December 31, 2003. The Company has a line of credit approved for $10 million secured by stock in the Bank against which it had no borrowings outstanding as of December 31, 2003 and $4.6 million at December 31, 2002.

8   INCOME TAXES

    Federal and state income tax expense consists of the following for the periods ended December 31:

                                                                    2003                2002               2001
                                                              ---------------------------------------------------------
    Current federal income tax                                      $     1,297         $     1,434         $      601
    Current state income tax                                                287                 318                 59
                                                              ---------------------------------------------------------
       Total current                                                      1,584               1,752                660
    Deferred federal income tax expense (benefit)                          (260)               (159)              (313)
    Deferred state income tax expense (benefit)                             (59)                (35)               (78)
                                                              ---------------------------------------------------------
       Total deferred                                                      (319)               (194)              (391)
                                                              ---------------------------------------------------------
    Total income tax expense                                        $     1,903         $     1,558         $      269
                                                              =========================================================

     The following table is a summary of the tax effect of temporary differences that give rise to significant portions of deferred tax assets for the periods ended December 31:

                                                                    2003                2002               2001
                                                              ---------------------------------------------------------
     Deferred tax assets:
        Allowance for credit losses                           $           1,065          $      731         $      531
        Deferred loan fees and costs                                        137                  29                 --
        Other                                                                --                  --                 57
                                                              ---------------------------------------------------------
     Total deferred tax assets                                            1,202                 760                588
                                                              ---------------------------------------------------------
     Deferred tax liabilities:
        Unrealized gain on securities available for sale                   (139)               (218)               (97)
        Premises and equipment                                             (201)                (78)               (88)
        Deferred loan fees and costs                                         --                  --                (12)
                                                              ---------------------------------------------------------
     Total deferred tax liabilities                                        (340)               (296)              (197)
                                                              ---------------------------------------------------------
     Net deferred income taxes                                $             862          $      464         $      391
                                                              =========================================================

     During 2001, management determined that the realization of previously unrecorded deferred tax assets was more likely than not. Accordingly, the valuation allowance was removed in 2001.

     A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 follows:

                                                                    2003                2002               2001
                                                              ---------------------------------------------------------
     Statutory federal income tax rate                                  34.00%               34.00%            34.00%
     State income taxes, net of federal income tax benefit               4.70                 3.80                --
     Non-taxable income                                                 (1.70)               (0.70)               --
     Valuation allowance                                                   --                   --            (20.90)
     Other                                                               0.20                (0.20)             0.20
                                                              ---------------------------------------------------------
     Effective tax rates                                                37.20%               36.90%            13.30%
                                                              =========================================================

9    INCOME PER COMMON SHARE

     In the following table, basic earnings per share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the year. The diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding, adjusted for the dilutive effect of outstanding stock options.

     The calculation of net income per common share for the years ended December 31 was as follows:

                                                                   2003               2002                2001
                                                             ---------------------------------------------------------
     Basic:
        Net income allocable to common stockholders                $     3,215        $     2,667         $     1,754
        Average common shares outstanding                                3,932              2,895               2,890
        Basic net income per share                                 $      0.82        $      0.92         $      0.61

     Diluted:
        Net income allocable to common stockholders                $     3,215        $     2,667         $     1,754
        Average common shares outstanding                                3,932              2,895               2,890
          Adjustment for stock options                                     234                211                 144
          Average common shares outstanding-diluted                      4,166              3,106               3,034
        Diluted net income per share                               $      0.77        $      0.86         $      0.58

     As of December 31, 2003, there were 1,075 shares, as of December 31, 2002 there were 1,150 shares, and as of December 31, 2001 there were -0- shares excluded from the diluted net income per share computation because the option price exceeded the market price and therefore, their effect would be anti-dilutive.

10  RELATED PARTY TRANSACTIONS

     Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2003 and 2002.


                                                                2003               2002
                                                         --------------------------------------
     Balance at January 1                                       $     2,956        $     2,256
     Additions                                                        1,347              1,476
     Repayments                                                        (412)              (776)
                                                         --------------------------------------
     Balance at December 31                                     $     3,891        $     2,956
                                                         ======================================

     11  STOCK OPTION PLAN

     The stockholders, at their May 14, 1998 meeting, approved the Eagle Bancorp, Inc. 1998 Stock Option Plan (the "Plan"), which was amended at the May 21, 2002 meeting. The Plan provides for the periodic granting of incentive and nonqualifying options to selected key employees and members of the Board on a periodic basis. Options for not more than 579,025 shares of common stock may be granted under the Plan and the term of such options shall not exceed ten years.

     Following is a summary of changes in shares under option for the years indicated:

     (in thousands of shares)                                        Year Ended December 31,
                                                     2003                      2002                     2001
                                            ---------------------------------------------------------------------------
                                                          Weighted                 Weighted                 Weighted
                                                          Average                   Average                  Average
                                              Number      Exercise     Number      Exercise      Number     Exercise
                                             of Shares     Price      of Shares      Price     Of Shares      Price
                                            ---------------------------------------------------------------------------
     Outstanding at beginning of year               438  $    6.88          422     $   6.72         334     $    5.72
     Granted                                         64      15.72           20        10.95          96         10.13
     Exercised                                      (12)     (9.78)          (3)      (10.08)         (8)         5.71
     Cancelled                                       (4)     (5.71)          (1)      (10.24)         --            --
                                            ---------------------------------------------------------------------------
     Outstanding at end of year                     486  $    7.98          438     $   6.88         422     $    6.72
     Weighted average fair value of
        options granted during the year                  $    6.19                  $   6.19                 $    4.35
    Weighted average remaining contract life             6.6 years

                                                                     Weighted             Weighted
                   Range of                                      Average Remaining        Average
                Exercise Price                   Number       Contract Life (in years) Exercise Price
     -------------------------------------------------------------------------------------------------
                $ 5.54 - $ 6.07                      325,456                      5.6      $     5.62

                $10.05 - $11.50                       91,136                      7.6           10.31

                $12.00 - $15.75                       37,840                      9.3           13.83

                $17.20 - $17.67                       31,165                      9.9           17.66
                                            -----------------                          ---------------
                                                     485,597                                     7.98
                                            =================                          ===============

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the years ended December 31, 2003, 2002 and 2001.

                                                  2003             2002            2001
                                            --------------------------------------------------
     Dividend yield                                    0.00%           0.00%            0.00%
     Expected volatility                              21.88%          20.00%           10.00%
     Risk free interest                                4.23%           5.04%      4.84 -5.68%
     Expected lives (in years)                           10              10               10


12   EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) Plan covering all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company made contributions to the Plan of approximately $98 thousand, $87 thousand and $62 thousand in 2003, 2002 and 2001, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Income.

13   COMMITMENTS AND CONTINGENCIES

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

     Loan commitments outstanding and lines and letters of credit at December 31, 2003 and 2002 are as follows:

                                               2003               2002
                                        ------------------- ------------------
     Loan commitments                         $     58,433       $     49,140
     Unused lines of credit                         95,535             72,349
     Letters of credit                               2,660              2,233

     Because most of the Company's business activity is with customers located in the Washington, DC, metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, and, as such, its performance will be influenced by the economy of the region.

     At December 31, 2003 the Company also had commitments to vendors for leasehold improvement and equipment acquisitions associated with the Bank's new Dupont Circle office. The amount of these commitments at December 31, 2003 was $50 thousand.

     In the normal course of business, the Company may become involved in litigation arising from banking, financial, and other activities. At December 31, 2003, the Company was not involved in any litigation.

14  REGULATORY MATTERS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and Bank met all capital adequacy requirements to which they are subject.

     The actual capital amounts and ratios for the Company and Bank as of December 31, 2003 and 2002 are presented in the table below:


     (In Thousands of Dollars)                                                                                      To Be Well
                                                     Company                  Bank                 For Capital   Capitalized Under
                                                   ----------------------------------------------   Adequacy     Prompt Corrective
                                                      Actual                  Actual                 Purposes     Action Provisions*
     As of December 31, 2003                          Amount      Ratio       Amount      Ratio        Ratio            Ratio
                                                   --------------------------------------------------------------------------------
        Total capital (to risk weighted assets)     $56,422       16.4%     $37,872      11.3%          8.00%              10.0%
        Tier 1 capital (to risk weighted assets)     52,742       15.3%      34,206      10.2%          4.00%               6.0%
        Tier 1 capital (to average assets)           52,742       14.0%      34,206       9.5%          3.00%               5.0%
     As of December 31, 2002
        Total capital (to risk weighted assets)      22,402        8.7%      26,671      10.4%           8.0%              10.0%
        Tier 1 capital (to risk weighted assets)     19,636        7.6%      23,905       9.2%           4.0%               6.0%
        Tier 1 capital (to average assets)           19,636        6.7%      23,905       7.0%           3.0%               5.0%
     * Applies to Bank only

     Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2003, the Bank was limited from paying dividends to its parent company by the positive amount of retained earnings it held and the requirement to meet certain capital ratios. In October 2002, and December 2001 the Bank paid dividends of $200 thousand and $150 thousand, respectively, to the Company. The Bank did not pay any dividends in 2003.

15   FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of estimated fair values for financial instruments. Quoted market prices, if available, are utilized as an estimate of the fair value of financial instruments. Because no quoted market prices exist for a portion of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial Instruments' values and should not be considered an indication of the fair value of the Company taken as a whole.

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

     Customer repurchase agreements and other borrowings: The carrying amount for variable rate borrowings approximate the fair values at the reporting date. The fair value of Federal Home Loan Bank advances is estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms.

     Off-balance sheet items: Management has reviewed the unfunded portion of commitments to extend credit, as well as standby and other letters of credit, and has determined that the fair value of such instruments is not material.

     The estimated fair values of the Company's financial instruments at December 31, 2003 and 2002 are as follows:


     (dollars in thousands)                                  2003                                  2002
                                             --------------------------------------------------------------------------
                                                  Carrying             Fair             Carrying            Fair
                                                   Value               Value             Value             Value
                                             --------------------------------------------------------------------------
     ASSETS:
     Cash and due from banks                      $      25,103      $      25,103     $      18,569      $     18,569
     Interest bearing deposits with other
        banks                                             4,332              4,332             6,119             6,119
     Federal funds sold                                      --                 --             3,012             3,012
     Investment securities                               82,581             82,581            70,082            70,675
     Loans held for sale                                  3,649              3,649             5,546             5,546
     Loans, net                                         313,853            317,039           234,094           236,741

     LIABILITIES:
     Noninterest bearing deposits                        90,468             90,468            64,432            64,432
     Interest bearing deposits                          245,046            245,174           214,002           214,735
     Borrowings                                          53,042             53,511            47,987            48,526

16  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table reports the unaudited results of operations for each quarter during 2003, 2002 and 2001:


    (dollars in thousands)                                                       2003
                                                    -----------------------------------------------------------------
                                                        Fourth           Third           Second           First
                                                        Quarter         Quarter         Quarter          Quarter
                                                    -----------------------------------------------------------------
     Total interest income                              $     5,044      $    4,541     $     4,353      $     4,466
     Total interest expense                                     905             906           1,067            1,075
     Net interest income                                      4,139           3,635           3,286            3,391
     Provision for credit losses                                445             305             201              224
     Net interest income after provision for
        credit losses                                         3,694           3,330           3,085            3,167
     Noninterest income                                         803             687             573              873
     Noninterest expense                                      3,174           2,804           2,651            2,465
     Net income before income tax expenses                    1,323           1,213           1,007            1,575
     Income tax expense                                         508             435             368              592
     Net income                                                 815             778             639              983
     Income per share
        Basic                                                  0.15            0.14            0.22             0.34
        Diluted                                                0.15            0.13            0.20             0.32

                                                                                  2002
                                                    -----------------------------------------------------------------
                                                             Fourth           Third          Second            First
                                                            Quarter         Quarter         Quarter          Quarter
                                                    -----------------------------------------------------------------
     Total interest income                              $     4,537      $    4,405     $     4,030      $     3,689
     Total interest expense                                   1,294           1,362           1,258            1,256
     Net interest income                                      3,243           3,043           2,772            2,433
     Provision for credit losses                                168             182             213              280
     Net interest income after provision for
       credit losses                                          3,075           2,861           2,559            2,153
     Noninterest income                                         744             689             428              299
     Noninterest expense                                      2,363           2,177           2,150            1,893
     Net income before income tax expenses                    1,456           1,373             837              559
     Income tax expense                                         534             525             309              190
     Net income                                                 922             848             528              369
     Income per share
        Basic                                           $      0.32      $     0.29     $      0.18      $      0.13
        Diluted                                                0.30            0.27            0.17             0.12

                                                                                  2001
                                                    -----------------------------------------------------------------
                                                             Fourth           Third          Second            First
                                                            Quarter         Quarter         Quarter          Quarter
                                                    ---------------- --------------- --------------- ----------------
     Total interest income                              $     3,695      $    3,644     $     3,492      $     3,290
     Total interest expense                                   1,350           1,536           1,603            1,509
     Net interest income                                      2,345           2,108           1,889            1,781
     Provision for credit losses                                436             288             158               97
     Net interest income after provision for
     credit losses                                            1,909           1,820           1,731            1,684
     Noninterest income                                         357             209             576              182
     Noninterest expense                                      1,786           1,694           1,581            1,384
     Net income before income tax expenses                      480             335             726              482
     Income tax expense                                         163             115              (9)              --
     Net income                                                 317             220             735              482
     Income per share
        Basic                                           $      0.11      $     0.08     $      0.25      $      0.17
        Diluted                                                0.10            0.07            0.24             0.17

     Note: Earnings per share are calculated on a quarterly basis and may not be additive to the year-to-date amount.

17    PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

     CONDENSED BALANCE SHEETS
     December 31, 2003 and 2002


     ASSETS:                                                             2003                2002
                                                                  ---------------------------------------
        Cash                                                            $         46        $         47
        Cash equivalents                                                       1,525                  --
        Investment securities available for sale                              30,402                 225
        Investment in subsidiary                                              34,238              24,329
        Loans                                                                  1,150                  --
        Less:  allowance for credit losses                                        14                  --
                                                                  ---------------------------------------
                                                                               1,146                  --
        Other assets                                                             168                  33
                                                                  ---------------------------------------
          TOTAL ASSETS                                                  $     67,525        $     24,634
                                                                  =======================================

                                                                         2003                2002
                                                                  ---------------------------------------
     LIABILITIES:
        Accounts payable                                                $         13        $          6
        Short-term borrowings                                                 14,363               4,600
        Other liabilities                                                        137                  --
                                                                  ---------------------------------------
          Total liabilities                                                   14,513               4,606
                                                                  ---------------------------------------
     STOCKHOLDERS' EQUITY:
        Common stock                                                              54                  29
        Additional paid in capital                                            46,406              16,541
        Retained earnings                                                      6,281               3,066
        Accumulated other comprehensive income                                   271                 392
                                                                  ---------------------------------------
          Total stockholders' equity                                          53,012              20,028
                                                                  ---------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     67,525        $     24,634
                                                                  =======================================

     CONDENSED STATEMENTS OF INCOME
     For the Years Ended December 31, 2003, 2002, and 2001

                                                                       2003             2002             2001
                                                                  --------------------------------------------------
     INCOME

        EagleBank dividends                                            $       --       $      200      $       150
        Other interest and dividends                                          384               41               61
        Loss on sale of investment securities                                  --               --             (11)
                                                                  --------------------------------------------------
          Total income                                                        384              241              200

     EXPENSES:

        Salaries and employee benefits                                         39               39               27
        Interest expense                                                      180              126               32
        Legal and professional                                                 39               58               24
        Directors' fees                                                        18               14               12
        Other                                                                 183              134              101
                                                                  --------------------------------------------------
           Total expenses                                                     459              371              196
     Provision for Credit Losses                                               14               --               --
                                                                  --------------------------------------------------

     (LOSS) INCOME BEFORE INCOME TAX BENEFIT AND

        EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                        (89)            (130)                4
     INCOME TAX BENEFIT                                                       (30)            (112)              (5)
                                                                  --------------------------------------------------

     (LOSS) INCOME BEFORE EQUITY IN UNDISTRIBUTED

        INCOME OF SUBSIDIARIES                                                (59)             (18)               9
     EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                         3,274            2,685            1,745
                                                                  --------------------------------------------------

     NET INCOME                                                        $    3,215       $    2,667      $     1,754
                                                                  ==================================================

     CONDENSED STATEMENTS OF CASH FLOWS

     For the Years Ended December 31, 2003, 2002 and 2001

                                                                      2003             2002              2001
                                                                ----------------------------------------------------
     NET INCOME                                                   $        3,215      $     2,667       $     1,754

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH (USED) PROVIDED BY OPERATING ACTIVITIES:
     Provision for credit losses                                              14               --                --
     Loss on sale of assets                                                    -               --                11
     Equity in undistributed (income) loss of subsidiary                  (3,274)          (2,685)           (1,745)
     Decrease (increase) in other assets                                    (135)              37               (47)
     (Decrease) increase in other liabilities                                 15               (7)                5
                                                                ----------------------------------------------------
     Net cash provided (used) by operating activities                       (165)              12               (22)
                                                                ----------------------------------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:

     Net decrease (increase) in loans                                     (1,150)              --               535
     Purchase of available for sale investment securities               (229,374)              --               (69)
     Proceeds from maturity of  available for sale investment
     securities                                                          199,580              769                58
     Investment in subsidiary                                             (7,020)          (3,700)           (1,700)
                                                                ----------------------------------------------------
     Net cash used in investing activities                               (37,964)          (2,931)           (1,176)
                                                                ----------------------------------------------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                             29,890               26                44
     Short  term borrowings                                                9,763            2,925             1,135
                                                                ----------------------------------------------------
     Net cash provided by financing activities                            39,653            2,951             1,179
                                                                ----------------------------------------------------

     NET INCREASE (DECREASE) IN CASH                                       1,524               32               (19)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         47               15                34
                                                                ----------------------------------------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $        1,571      $        47       $        15
                                                                ====================================================

BUSINESS

         Eagle Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for a newly formed Maryland chartered commercial bank. The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. EagleBank, a Maryland chartered commercial bank which is a member of the Federal Reserve System, the Company's sole subsidiary, was chartered as a bank and commenced banking operations on July 20, 1998. The Bank operates from six southern Montgomery County offices located in Gaithersburg, Rockville, Bethesda and Silver Spring, Maryland. A sixth location is located in the District of Columbia, at 20th and K Streets, NW. One Montgomery County office, the Sligo Office located at 850 Sligo Avenue, Silver Spring, MD will be closed in June 2004 at the termination of the current lease, as the office had failed to reach initial growth and profit expectations and an analysis of the office's potential, in its existing location, did not provide indications that the office would improve its performance in the foreseeable future. Silver Spring will continue to be served by the original Silver Spring Office, which is located only a few blocks from the Sligo Office, and for this reason, the loss of business, in particular deposits, is expected to be minimal. The Bank has entered into a lease and begun improvements for an office in the Dupont Circle area of the District of Columbia and expects to open this office in April of 2004. In February 2004, the Company executed a lease for a new office to be opened in 2006 in Friendship Heights, Montgomery County, Maryland on the District of Columbia line

         The Bank operates as a community bank alternative to the superregional financial institutions which dominate its primary market area. The cornerstone of the Bank's philosophy is to provide superior, personalized service to its customers. The Bank focuses on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs in a proactive, personalized fashion.

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

         The Bank has developed a loan portfolio consisting primarily of business loans with variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using fixed rates which adjust in three to five years, with maturities of five to ten years. Consumer loans are made on the traditional installment basis for a variety of purposes. The Bank has developed significant expertise and commitment as an SBA lender, has been designated a Preferred Lender by the SBA, and is one of the largest SBA lenders, in dollar volume, in the Washington metropolitan area.

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

         The composition of the Bank's loan portfolio is heavily commercial real estate, both owner occupied and investment real estate. At December 31, 2003, commercial real estate secured loans represented 47.3% of the loan portfolio. These loans are carefully underwritten to mitigate lending risks typical of this type of loan such as drops in real estate values, changes in cash flow and general economic conditions. The Bank requires a loan to values of 80% and cash flow debt service of 1.2x to 1.0. In making commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years and generally seeks more frequent adjustments. To date, the Bank's experience with this type of credit has been excellent and it has experienced no commercial mortgage loan losses or accounts that have been as much as ninety days past due.

         The Bank is also an active general commercial loan lender providing loans for a large variety of typical commercial loan purposes, including equipment and account receivable financing. This category represents approximately 29.3% of the loan portfolio and is generally characterized by variably priced loans tied to an index such as prime or U. S. Treasury borrowing rates. Subject to limitations in a particular loan agreement, interest rates on variable rate loans change at the same time and at the some rate as the designated index changes. As do all loans in the portfolio, commercial loans must meet high underwriting standards with proper collateral, which may include real estate, and cash flow needed to service the debt. Personal guarantees of promoters and/or principals are required, although, may be limited. A growing segment of the commercial loan portfolio is SBA loans.

         In making SBA loans, the Company assumes the risk of nonpayment on the uninsured portion of the credit, which comprises 20-25% of the aggregate loan amount. The Company generally sells the insured portion of the loan, generating noninterest income from the gains on sale, and servicing income from continuing to service the loans. SBA loans are subject to the same high underwriting standards, including cash flow analyses and collateral requirements, as non guaranteed loans. Recent issues related to the funding of the Small Business Administration, and the Section 7A lending program in particular, has resulted in periodic reductions in the maximum size of loans which may receive SBA guarantees. While the Company believes that the current issues will not have a long term effect on the availability of the program, there can be no assurance that the Company will be able to continue to originate SBA loans, be able to continue to increase the volume of SBA loans, or to maintain or increase the level of noninterest income relating to SBA loans.

         The balance of the loan portfolio is made up of home equity loans and other consumer loans and construction loans. These loans, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit decision processes as the other types of loans advanced by the Bank.

         The Bank at December 31, 2003, had a legal lending limit of $5.7 million and had customers who had been approved for aggregate loans of this amount. Because of the legal lending limitation, the Bank has regularly participated out portions of credits to other area banks, an accepted practice in the industry. The Bank has also participated loans to the Company. These have generally been in nominal amounts and for relatively short terms, either until the Bank could accommodate the participation under its legal limit or the loan could be participated to another lender. The ability of the Company to assist the Bank with these credits has expanded the flexibility and service the Bank can offer its customers. From time to time the Company may make loans for its portfolio. Such loans, which may be made to accommodate borrowers at the Bank level, may have higher risk characteristics than loans made by the Bank, such as lower priority security interests. The Company will generally make such loans only to borrowers in industries where the Company's directors or lending officers have significant expertise, such as real estate development lending. The Company seeks interest rates and compensation commensurate with the risks involved in the particular loan.

         The Bank originates residential mortgage loans, on a pre-sold basis, for sale to secondary market purchasers, on a servicing released basis. This produces benefits primarily in the form of gains on the sale of the loans at a premium. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates. The loans are sold on a limited recourse basis. Most contracts with investors contain recourse periods that may vary from 90 days up to one year. In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. Repurchase may also be required if necessary governmental loan guarantees are canceled or never issued, or if an investor is forced to buy back a loan after it has been re-sold as part of a loan pool. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance.

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

         Other services for business accounts include cash management services such as PC banking, sweep accounts, lock box, and account reconciliation, credit card depository, safety deposit boxes and Automated Clearing House origination. After hours depositories and ATM service are also available.

         Investment Portfolio Management, The ALCO Committee of the Bank, which consists of directors and two senior officers, operates within investment and funds management policies established by it and approved by the Board of Directors. The Committee is the prime steering force setting parameters for management while providing flexibility to meet changing circumstances between its monthly meetings. Management, on a daily basis, administers the investment portfolio and other non-lending, earning assets and prepares reports and recommendations for the Committee. A typical Committee meeting includes discussion of current economic conditions, interest rate expectations, report reviews and consideration of recommendations for modification in strategies and specific investment issues.

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

         During the past two years, the investment strategy has been to stay short expecting that interest rates would rise and to improve yields by using mortgage backed pass through securities of short, generally fifteen year final maturities, or shorter, where repricing opportunities are provided by monthly cash flow.

         When rates do begin to rise the committee will invest with the rise in rates improving income opportunities from maturities and cash flow of the portfolio. When the expectation is for rates to peak, following the next increase in rates, the Committee will explore the advisability of extending maturities to accumulate a volume of higher earning investments.

         Source of Business. Management believes that the market segments which the Bank targets, small to medium sized businesses and the consumer base of the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and personal service that form the basis for the Bank's business development strategies. The Bank provides services from its strategically located main office in Bethesda, Maryland, and branches in Gaithersburg, Rockville and Silver Spring. The Bank opened a branch in NW, Washington, DC in 2001, and is opening a second branch during 2004, to complement the needs of the Bank's existing and potential customers, and provide prospects for additional growth and expansion. Subject to obtaining necessary regulatory approvals, capital adequacy, the identification of appropriate sites, then current business demand and other factors, the Company plans for the Bank to establish additional branch offices over the next two years, including one in Friendship Heights, on the Maryland /DC border, expected to open in 2006. There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

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

EMPLOYEES

         At February 29, 2004 the Bank employed 104 persons on a full time basis, five of which are executive officers of the Bank. Except for the President of the Company, the Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, a 401k plan, life and long term disability insurance for substantially all full time employee, and an incentive stock option plan for key employees of the Company and Bank. The Company has proposed for shareholder approval an employee stock purchase plan for substantially all employees.

MARKET AREA AND COMPETITION

         Location and Market Area. The Bank's main office and the headquarters of the Company and the Bank is located at 7815 Woodmont Avenue, Bethesda, Maryland 20814. The Bank has five branches, located at 110 North Washington Street, Rockville, 8677 Georgia Avenue, 850 Sligo Avenue, Silver Spring, 11921 Rockville Pike,

Rockville, Maryland, Shady Grove and Blackwood Roads, Gaithersburg, Maryland, and 20th and K Streets, NW, Washington, DC. The Sligo office will close in June 2004, and a new office south of Dupont Circle in the District of Columbia will open in the second quarter of 2004.

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

PROPERTIES

         The main office of the Bank and the executive offices of the Bank and the Company are located at 7815 Woodmont Avenue, Bethesda, Maryland, in a 12,000 square foot, two story masonry structure (plus basement), with parking. The Company leases the building under a five year lease which commenced in April 1998, at an initial annual rent $142,500, subject to annual increase based on the CPI, not to exceed 4% per year. The Company has three five year renewal options, and an option to purchase the building at a price to be negotiated. The Silver Spring branch of the Bank is located at 8677 Georgia Avenue, Silver Spring, Maryland and consists of 2,794 square feet. The property is occupied under a five year lease, commenced April 1998, at an initial annual rent of $55,878, subject to annual increase based on the CPI, plus additional rent relating to common area fees and taxes. The Company has one five year renewal option. The Rockville branch is located at 110 North Washington Street, Rockville, Maryland, and consists of 2,000 square feet. The property is occupied under a five year lease commenced April 1998, at an initial annual rent of $35,000, subject to annual increase based upon the CPI, with a minimum 3% annual increase, plus additional rent relating to common area fees and taxes. The Company has one five-year renewal option. The Sligo branch of the Bank is located at 850 Sligo Ave, Silver Spring, Maryland and consists of 2,400 square feet. The property is occupied under a five year lease, commenced August 1999, at an initial annual rent of $38,400, subject to annual increase based on the CPI, plus additional rent relating to insurance and taxes. The Company has two five-year renewal options. The K Street branch of the Bank is located at 2001 K Street NW, Washington, DC and consists of 4,154 square feet. The property is occupied under a ten year lease, commenced February 2001, at an initial annual rent of $186,930, with a 3% annual increase, plus additional rent relating to common area fees and taxes. The Company has two five-year renewal options. The Shady Grove/Gaithersburg branch is located at 9600 Blackwood Road, Rockville, Maryland, and consists of 2,326 square feet. The property is occupied under a ten year lease, commenced February 2002, at an initial annual rent of $70,361, with 3% annual increases, plus additional rent relating to common area fees and taxes. The Company has one five-year renewal option. The Rockville Pike branch is located at 11921 Rockville Pike, Rockville, Maryland and consists of 2,183 square feet. The property is occupied under a 5 year lease, commenced December 2003, at an initial annual rent of $64,399, with a 3% annual increase. The Company has one five-year renewal option. The Dupont Circle branch will be located at 1228 Connecticut Avenue, N.W., Washington, DC 20036 and consists of 1,738 square feet. The property will be occupied under a 10 year lease, expected to commence in April 2004, at an initial annual rent of $81,686, with a 3% annual increase.

         In January 2002, the Company occupied a new operations center in Bethesda, consisting of 2,698 square feet, under a 10 year lease, commencing January 2002, with one five year renewal option, at an initial base rent of $67,450 per year with a 3% annual increase, plus additional rent relating to common area fees and taxes. In June 2003, the Company occupied an additional facility in Bethesda, consisting of 2,820 square feet under a 10 year lease, with one five-year renewal option, at an initial base rent of $59,784 per year, with a 3% annual increase.

         In April 2004, the Company will occupy a new operations center at 11961 Tech Road, Silver Spring, Maryland, consisting of 9,172 square feet. The property will be occupied under a 7 year lease, at an initial annual rent of $99,789, with a 3% annual increase. The Company has two five-year renewal options.

         In February 2004, the Company entered into a lease for a facility at 11 Wisconsin Circle, Chevy Chase, Maryland, with the intention of opening an additional branch location in 2006. The facility consists of 4,276 square feet and will be occupied under a 10 year lease, at an initial annual rent of $239,884, with a 3% annual increase. The Company has two five-year renewal options.

CONTROLS AND PROCEDURES.

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of he period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following financial statements are included in this report
                  Consolidated Balance Sheets at December 31, 2003 and 2002 Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001 Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001 Notes to the Consolidated Financial Statements Report of Independent Auditors

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.       Description of Exhibit

3(a)              Certificate of Incorporation of the Company, as amended (1)
3(b)              Bylaws of the Company (2)
10.1              1998 Stock Option Plan (3)
10.2              Employment Agreement between Michael Flynn and the Company, filed herewith
10.3              Employment Agreement between Thomas D. Murphy and the Bank, filed herewith
10.4              Employment Agreement between Ronald D. Paul and the Company, filed herewith
10.5              Director Fee Agreement between Leonard L. Abel and the Company, filed herewith
10.6              Employment Agreement between Susan G. Riel and the Bank, filed herewith
10.7              Employment Agreement between Martha F. Tonat and the Bank, filed herewith
10.8              Employment Agreement between Wilmer L. Tinley and the Bank, filed herewith
11                Statement Regarding Computation of Per Share Income
         Please refer to Note 9 to the consolidated financial statements for the year ended December 31, 2003.
21                Subsidiaries of the Registrant
23                Consent of Stegman and Company
31.1              Certification of Ronald D. Paul
31.2              Certification of Wilmer L. Tinley
32.1              Certification of Ronald D. Paul
32.2              Certification of Wilmer L. Tinley

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


      On October 17, 2003, a Current Report on Form 8-K was filed, under items 7, 9 and 12, reporting earnings for the quarter ended September 30, 2003.


      On October 27, 2003, a Current Report on Form 8-K was filed, under items 5 and 9, reporting the resignation of the President of the Bank.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     EAGLE BANCORP, INC.



March 29, 2004                                  By:  /s/ Ronald D. Paul
                                                    ----------------------------
                                                    Ronald D. Paul, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  NAME                               POSITION                                      DATE


 /s/ Leonard L. Abel                                 Chairman of the Board of Directors            March 29, 2004
------------------------------------
Leonard L. Abel



 /s/ Leslie M. Alperstein                            Director                                      March 29, 2004
------------------------------------
Leslie M. Alperstein



 /s/ Dudley C. Dworken                               Director                                      March 29, 2004
------------------------------------
Dudley C. Dworken



 /s/ Michael T. Flynn                                Executive Vice President and Director         March 29, 2004
------------------------------------                 of the Company, President of the Bank
Michael T. Flynn



 /s/ Eugene F. Ford, Sr.                             Director                                      March 29, 2004
------------------------------------
Eugene F. Ford, Sr.



 /s/ Phillip N. Margolius                            Director                                      March 29, 2004
------------------------------------
Phillip N. Margolius



 /s/ Ronald D. Paul                                  President and Director                        March 29, 2004
------------------------------------                 Principal Executive Officer
Ronald D. Paul



 /s/ Wilmer L. Tinley                                Executive Vice President of the Bank,         March 29, 2004
------------------------------------                 Chief Financial Officer of the Company
Wilmer L. Tinley                                     Principal Financial and Accounting Officer
