Form 10-K/A
period 2003-12-31
EAGLE BANCORP INC
filed 2004-03-31
CIK 1050441

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 Amendment No. 1
                                       to
                                    FORM 10-K

[X]Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

[ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

                         Commission file number: 0-25923

                               Eagle Bancorp, Inc
             (Exact Name of Registrant as Specified in its Charter)


             Maryland
   (State or other jurisdiction                       52-2061461
 of incorporation or organization)        (I.R.S. Employer Identification No.)



 7815 Woodmont Avenue, Bethesda, Maryland                20814
 (Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, including area code:  (301)  986-1800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 par value

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.
[X]Yes [ ]No

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether this registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
[ ]Yes [X]No

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

This Amendment No. 1 to Eagle Bancorp, Inc.'s Annual Report on Form 10-K is filed solely for the purpose of correcting an inadvertent error in the average balance of "Other time deposits" for 2003 in the Average Balances, Interest Yields and Rates and Net Interest Margin table appearing at page 8 of the initial filing.


                                                                            Year Ended December 31,
                                                  -----------------------------------------------------------------------------
                                                                 2003                                     2002
                                                  ------------------------------------     ------------------------------------
(dollars in thousands)                              Average     Interest   Average         Average       Interest   Average
                                                    Balance                Yield/Rate       Balance                 Yield/Rate
                                                  ------------ ----------- -----------     -----------  ----------- -----------
ASSETS:

Interest earning assets:
    Interest bearing deposits with other banks  $       7,843         180        2.29%   $      2,868 $         77        2.67%
    Loans                                             266,811      16,355        6.13         210,303       14,379        6.84
    Investment securities                              69,086       1,807        2.62          57,983        2,124        3.68
    Federal funds sold                                  5,417          62        1.15           5,166           81        1.56
                                                  ------------ -----------                 -----------  -----------
         Total interest earning assets          $     349,157      18,404        5.27%   $    276,320 $     16,661        6.03%
                                                  ------------ -----------                 -----------  -----------
    Total noninterest earning assets                   29,687                                  19,057
    Less: allowance for credit losses                   3,042                                   2,456
                                                  ------------                             -----------
      Total noninterest earning assets                 26,645                                  16,601
                                                  ------------                             -----------
          TOTAL ASSETS                          $     375,802                            $   $292,921
                                                  ============                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
   NOW accounts                                 $      38,820          79        0.20%   $     30,886 $         96        0.31%
   Savings and money market accounts                  100,226       1,161        1.16          81,509        1,598        1.96
   Certificates of deposit $100,000 or more            46,381         953        2.05          41,683        1,337        3.21
   Other time deposits                                 35,407         906        2.56          36,902        1,301        3.70
   Federal funds purchased and securities sold
under
      agreement to repurchase                          22,146         108        0.49          19,535          230        1.18
   Short-term borrowings                                7,979         266        3.33           4,670          177        3.79
   Long-term borrowings                                12,489         480        3.84          11,159          431        3.86
                                                  ------------ -----------                 -----------  -----------
          Total interest bearing liabilities    $     263,448 $     3,953        1.50%   $    226,344  $     5,170        2.28%
                                                  ------------ -----------                 -----------  -----------
Noninterest bearing liabilities:
   Noninterest bearing demand deposits                 72,119                                  46,930
   Other liabilities                                    6,207                                   1,266
                                                  ------------                             -----------
        Total noninterest bearing liabilities          78,326                                  48,196
Stockholders' equity                                   34,028                                  18,381
                                                  ------------                             -----------
        TOTAL LIABILITIES AND                   $     375,802                            $    292,921
STOCKHOLDERS' EQUITY                              ============                             ===========


Net interest income                                           $    14,451                             $     11,491
                                                               ===========                              ===========
Net interest spread                                                              3.77%                                    3.75%
Net interest margin                                                              4.14%                                    4.16%


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EAGLE BANCORP, INC.



March 30, 2004                               By:  /s/ Ronald D. Paul
                                                     Ronald D. Paul, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  NAME                               POSITION                                    DATE


 /s/ Leonard L. Abel                                 Chairman of the Board of Directors          March 30, 2004
Leonard L. Abel


 /s/ Leslie M. Alperstein                            Director                                    March 30, 2004
Leslie M. Alperstein


 /s/ Dudley C. Dworken                               Director                                    March 30, 2004
Dudley C. Dworken


 /s/ Michael T. Flynn                                Executive Vice President and Director       March 30, 2004
Michael T. Flynn                                     of the Company, President of the Bank


 /s/ Eugene F. Ford, Sr.                             Director                                    March 30, 2004
Eugene F. Ford, Sr.


 /s/ Philip N. Margolius                             Director                                    March 30, 2004
Philip N. Margolius


 /s/ Ronald D. Paul                                  President and Director                      March 30, 2004
Ronald D. Paul                                       Principal Executive Officer


 /s/ Wilmer L. Tinley                                Executive Vice President of the Bank,       March 30, 2004
Wilmer L. Tinley                                     Chief Financial Officer of the Company
                                                     Principal Financial and Accounting Officer

