Form 10-Q
period 2004-03-31
EAGLE BANCORP INC
filed 2004-05-17
CIK 1050441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes (x)       No ( )
                                              ---          ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act Yes (x)       No ( )
                                                 ---          ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of April 19, 2004, the registrant had 5,401,767 shares of Common Stock outstanding.

Item 1 - Financial Statements

                               EAGLE BANCORP, INC.
                           Consolidated Balance Sheets
                      March 31, 2004 and December 31, 2003
                             (dollars in thousands)


                                                                               March 31,
                                                                                  2004         December 31,
                                                                              (unaudited)         2003
                                                                              -----------      ------------
ASSETS
Cash and cash equivalents                                                      $  29,659       $  25,103
Federal funds sold                                                                17,026              --
Interest bearing deposits with other banks                                         4,981           4,332
Investment securities available for sale                                          70,459          82,581
Loans held for sale                                                                4,341           3,649
Loans                                                                            330,253         317,533
Less allowance for credit losses                                                  (3,750)         (3,680)
                                                                               ---------       ---------
    Loans, net                                                                   326,503         313,853
Premises and equipment, net                                                        4,863           4,259
Deferred income taxes                                                                863             862
Other assets                                                                      10,767           8,358
                                                                               ---------       ---------
           TOTAL ASSETS                                                        $ 469,462       $ 442,997
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest bearing demand                                                  $  93,805       $  90,468
   Interest bearing transaction                                                   57,919          44,093
   Savings and money market                                                      117,172         104,429
   Time, $100,000 or more                                                         64,946          54,992
   Other time                                                                     51,798          41,532
                                                                               ---------       ---------
     Total deposits                                                              385,640         335,514
Federal funds purchased and securities sold under agreement to repurchase         13,958          38,454
Other short-term borrowings                                                        4,000           4,000
Long-term borrowings                                                               9,551          10,588
Other liabilities                                                                  1,657           1,429
                                                                               ---------       ---------
     Total liabilities                                                           414,806         389,985

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; shares authorized 20,000,000, shares
    Issued and outstanding 5,401,767 (2004) and 5,359,303 (2003)                      54              54
Additional paid in capital                                                        46,737          46,406
Retained earnings                                                                  7,460           6,281
Accumulated other comprehensive income                                               405             271
                                                                               ---------       ---------
     Total stockholders' equity                                                   54,656          53,012
                                                                               ---------       ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 469,462       $ 442,997
                                                                               =========       =========

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2004 and 2003
            (dollars in thousands, except per share data - unaudited)


                                                                                            Three Months    Three Months
                                                                                                   Ended           Ended
                                                                                               March 31,       March 31,
                                                                                                    2004            2003
                                                                                            ------------    ------------
INTEREST INCOME
   Interest and fees on loans                                                                     $4,787          $3,864
   Taxable interest and dividends on investment securities                                           527             549
   Interest on balances with other banks                                                              26              40
   Interest on federal funds sold and other cash equivalents                                          36              13
                                                                                                  ------          ------
       Total interest income                                                                       5,376           4,466

INTEREST EXPENSE
   Interest on deposits                                                                              811             841
   Interest on federal funds purchased and securities sold under agreement to repurchase              30              28
   Interest on short-term borrowings                                                                  27              60
   Interest on long-term borrowings                                                                  101             146
                                                                                                  ------          ------
       Total interest expense                                                                        969           1,075

NET INTEREST INCOME                                                                                4,407           3,391
                                                                                                  ------          ------
PROVISION FOR CREDIT LOSSES                                                                          154             224
                                                                                                  ------          ------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                                              4,253           3,167

NONINTEREST INCOME
   Service charges on deposits                                                                       346             272
   Gain on sale of loans                                                                             172             248
   Gain on sale of investment securities                                                             253             192
   Other income                                                                                      311             161
                                                                                                  ------          ------
       Total noninterest income                                                                    1,082             873

NONINTEREST EXPENSE
   Salaries and employee benefits                                                                  1,954           1,346
   Premises and equipment expenses                                                                   598             423
   Advertising                                                                                        56              62
   Outside data processing                                                                           142             135
   Other expenses                                                                                    743             499
                                                                                                  ------          ------
       Total noninterest expense                                                                   3,493           2,465
                                                                                                  ------          ------

INCOME BEFORE INCOME TAX EXPENSE                                                                   1,842           1,575
                                                                                                  ------          ------

INCOME TAX EXPENSE                                                                                   663             592
                                                                                                  ------          ------

NET INCOME                                                                                        $1,179          $  983
                                                                                                  ======          ======

INCOME PER SHARE
   Basic                                                                                          $ 0.22          $ 0.34
   Diluted                                                                                        $ 0.21          $ 0.32

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003
                        (dollars in thousands-unaudited)


                                                                      Three Months Ended      Three Months Ended
                                                                          March 31, 2004          March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  1,179                $    983
Adjustments to reconcile net income to net cash
   Provided (used) by operating activities:
   (Decrease) increase in deferred income taxes                                       (1)                    106
   Provision for credit losses                                                       154                     224
   Depreciation and amortization                                                     209                     145
   Gain on sale of loans                                                            (172)                   (248)
   Origination of loans held for sale                                             (7,470)                 (7,646)
   Proceeds from sale of loans held for sale                                       6,950                   9,843
   Gain on sale of investment securities                                            (253)                   (192)
   Increase in other assets                                                         (409)                   (367)
   Increase in other liabilities                                                     206                       8
                                                                                --------                --------

        Net cash provided by operating activities                                    393                   2,856
                                                                                --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in interest bearing deposits with other banks                   (649)                    294
Purchases of available for sale investment securities                            (63,060)                (36,141)
Proceeds from maturities of available for sale securities                         45,251                  31,529
Proceeds from sale of available for sale securities                               30,340                   8,078
Increase in federal funds sold                                                   (17,026)                 (7,088)
Net increase in loans                                                            (12,804)                 (2,844)
Bank premises and equipment acquired                                                (813)                   (557)
Increase in BOLI contracts                                                        (2,000)                     (0)
                                                                                --------                --------

        Net cash used by investing activities                                    (20,761)                 (6,729)
                                                                                --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                              50,126                     475
(Decrease) in federal funds purchased and securities sold
    under agreement to repurchase                                                (24,496)                   (105)
Increase in other short term borrowings                                               --                   2,325
Decrease in long-term borrowings                                                  (1,037)                 (1,000)
Issuance of common stock                                                             331                      28
                                                                                --------                --------

         Net cash provided by financing activities                                24,924                   1,723
                                                                                --------                --------

NET INCREASE IN CASH                                                               4,556                  (2,150)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                    25,103                  18,569
                                                                                --------                --------

CASH AND DUE FROM BANKS AT END OF PERIOD                                        $ 29,659                $ 16,419
                                                                                ========                ========

Supplemental cash flow information:
    Interest paid                                                               $    916                $  1,050
    Income taxes paid                                                           $    400                $    127

See notes to consolidated financial statements

                               EAGLE BANCORP, INC
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                       (dollars in thousands - unaudited)


                                                                            Accumulated
                                                                               Other
                                                    Additional             Comprehensive     Total
                                          Common      Paid in    Retained     Income     Stockholders
                                           Stock      Capital    Earnings      (loss)       Equity
                                          -----------------------------------------------------------
Balances at January 1, 2004               $    54     $46,406     $ 6,281     $   271       $53,012
                                                                                            -------
Net income                                                          1,179                     1,179
Other comprehensive income-
    Unrealized gain on investment
      securities available for sale                                               134           134
                                                                                            -------
Total comprehensive income                                                                    1,313

Exercise of options for 42,464
    shares of common stock                                331                                   331
                                          ---------------------------------------------------------
Balances at March 31, 2004                $    54     $46,737     $ 7,460     $   405       $54,656
                                          ---------------------------------------------------------

Balances at January 1, 2003               $    29     $16,541     $ 3,066     $   392       $20,028
                                                                                            -------
Net income                                                            983                       983

Other comprehensive income-unrealized
    loss on investment securities
    available for sale                                                           (173)         (173)
                                                                                            -------

Total comprehensive income                                                                      810

Exercise of options for 2,770 shares
 of common stock                                           28                                    28
                                          ---------------------------------------------------------

Balances at March 31, 2003                $    29     $16,569     $ 4,049     $   219       $20,866
                                          =========================================================

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of December 31, 2003 were derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2003 Annual Report. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

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

3. INVESTMENT SECURITIES

     Amortized cost and estimated fair value of securities available - for - sale are summarized as follows: (in thousands)


                                                          March 31, 2004

                                                         Gross         Gross       Estimated
                                       Amortized    Unrealized    Unrealized            Fair
                                            Cost         Gains        Losses           Value
                                       ---------    ----------    ----------       ---------
U. S. Treasury securities               $ 11,998            --             --         11,998
U. S. Government Agency securities        25,534            85             --         25,619
Mortgage backed securities                24,513           223            (94)        24,642
Federal Reserve Bank and
     Federal Home Loan Bank stock          1,634            --             --          1,634
Other equity investments                   6,166           418            (18)         6,566
                                        --------      --------       --------       --------
                                        $ 69,845      $    726       $   (112)      $ 70,459
                                        ========      ========       ========       ========


                                                        December 31, 2003

                                                         Gross         Gross       Estimated
                                       Amortized    Unrealized    Unrealized            Fair
                                            Cost         Gains        Losses           Value
                                       ---------    ----------    ----------       ---------
U. S. Treasury securities               $     --      $     --       $     --       $     --
U. S. Government Agency securities        25,355            76            (38)        25,373
Mortgage backed securities                51,887           101           (246)        51,842
Federal Reserve Bank and
      Federal Home Loan Bank stock         1,670            --             --          1,670
Other equity investments                   3,282           421             (7)         3,696
                                        --------      --------       --------       --------
                                        $ 82,174      $    698       $   (291)      $ 82,581
                                        ========      ========       ========       ========

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized position as of March 31, 2004 are as follows:

(in thousands)


                                                                                Total
                                              Less than      More than     Unrealized
                              Fair Value      12 Months      12 Months         Losses
                              -------------------------------------------------------
Mortgage backed securities      $ 10,445       $    (94)      $     --       $    (94)
Other equity investments             335            (14)            (4)           (18)
                                --------       --------       --------       --------
                                $ 10,780       $   (108)      $     (4)      $   (112)
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

5. EARNINGS PER SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of March 31, 2004 there were no shares excluded from the diluted net income per share computation.

6. STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the three months ended March 31, 2004 and 2003. It the Company had elected to recognize compensation cost based on fair value at the grant dates for a wards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the three months ended March 31.

                                                  2004        2003
                                                  ----        ----

Net income, as reported                          $1,179      $  983

Less pro forma stock-based compensation
    expense determined under the fair value
    method, net of related tax effects              (39)         (6)
                                                 ------      ------
Pro forma net income                             $1,140      $  977
                                                 ------      ------

Net income per share:
    Basic - as reported                          $ 0.22      $ 0.34
    Basic - pro forma                            $ 0.21      $ 0.34
    Diluted - as reported                        $ 0.21      $ 0.32
    Diluted - pro forma                          $ 0.20      $ 0.31

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

GENERAL

         Eagle Bancorp, Inc. is a growing, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997 to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full-service alternative to the super regional financial institutions, which dominate our primary market area. The cornerstone of our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank has six offices serving the Montgomery County and two offices in the District of Columbia. On December 15, 2003, the Bank opened its sixth office in Montgomery County on Rockville Pike. However, the Bank has announced that it will close one Montgomery County office, the Sligo Office located at 850 Sligo Avenue, Silver Spring, MD, in June 2004. After thorough consideration, management and the board of directors decided to close the office rather than exercise an option to renew option in the lease available in June. The decision was made because the office had failed to reach initial growth and profit expectations and an analysis of the office's potential, in its existing location, did not provide indications that the office would improve its performance in the foreseeable future. Silver Spring will continue to be served by the original Silver Spring Office, which is located only a few blocks from the Sligo Office, and for this reason, the loss of business, in particular deposits, is expected to be minimal. No employees will be displaced by the closing but will be absorbed into the positions created by the new branch offices and other Company vacancies. On April 28, 2004 the Bank opened its second office in the District of Columbia at 1228 Connecticut Avenue. In February 2004, the Company executed a lease for a new office to be opened in 2006 in Friendship Heights, Montgomery County, Maryland, on the District of Columbia line. Lease negotiations are being undertaken for a third District of Columbia office in the vicinity of 14th and K Sts NW. There is no assurance that these negotiations will result in the Company acquiring space for a new branch in this area.

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

RESULTS OF OPERATIONS

         The Company reported net income of $1.18 million for the three months ended March 31, 2004, as compared to net income of $983 thousand for the three months ended March 31, 2003. Income per basic share was $0.22 for the three months ended March 31, 2004, as compared to $0.34 for the same period in 2003. Income per diluted share was $0.21 for the three months ended March 31, 2004, as compared to $0.32 for the same period in 2003. The Company had a return on average assets of 1.08% and return on average equity of 8.80% for the first three months of 2004, as compared to returns on average assets and average equity of 1.16% and 19.14% respectively for the three months of 2003.

         The increase in net income for the three months ended March 31, 2004 as compared to the same period in 2003 can be attributed to an increase of 30% in net interest income, reflecting an increase of 30% in average earning assets while net interest margin remained essentially constant declining, only 2 basis points. Net interest income increased from $3.4 million to $4.4 million and average earning assets increased from $315 million to $409 million. Net interest margin declined from 4.35% for the first quarter of 2003 to 4.33% for the same period in 2004 as market interest rates fell from the first quarter of 2003 through most of 2003, then stabilized, and longer term interest rates rose slightly in the first quarter of 2004. The percentage of loans, which generally have higher yields than securities and other earning assets, increased from 77% of average earning assets in the three month period of 2003 to 79% of earning assets in the same period of 2004. Noninterest income increased 24%, to $1.1 million for the first quarter of 2004, from $873 thousand in the same period of 2003.

         For the three months ended March 31, 2004, the Company recorded a provision for credit losses in the amount of $154 thousand. At March 31, 2004, the allowance for credit losses was $3.78 million, as compared to $3.68 million at December 31, 2003. The Company had net charge-offs of $84 thousand during the first three months of 2004 representing 0.10% of average loans on an annualized basis. This compared to a provision for credit losses of $224 thousand for the first three months of 2003, and net charge-offs of $129 thousand for the same period, representing 0.2% of average loans on an annualized basis.

         While the results of operations for the first quarter of 2004 compared to the first quarter of 2003 were up, $1.18 million from $983 thousand, earnings per share were down $0.22 from $0.34 and return on average equity was down to 8.80% from 19.14%. The reduction in both ratios is directly attributable to the 85% increase in the number of outstanding shares following the completion of the Company's offering of approximately 2.4 million shares in August 2003. The additional shares are expected to have an adverse impact on earnings per share for a number of quarters until the capital can be further leveraged and deployed in loans and other income producing assets other than low yielding, but highly liquid short term investment securities. Contributing to the first quarter results were gains on the sale of securities of $253 thousand, on a pretax basis, in 2004 compared to $192 thousand in 2003.

The following table sets out the annualized returns on average assets, returns on average equity and equity to assets (average) for the three months ending March 31, 2004 and 2003 and the year ending December 31, 2003:

                                         March       March   December
                                          2004        2003       2003
                                          ----        ----       ----

Return on average assets                  1.08%       1.16%      0.86%
Return on average equity                  8.80%      19.14%      9.45%
Average equity to average assets         12.28%       6.08%      9.05%

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first three months of 2004 was $4.4 million compared to $3.4 million for the first three months of 2003.

         The table labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" presents the average balances and rates of the various categories of the Company's assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference between the rate earned on assets less the cost of funds expressed as a percentage. While spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing liabilities in its calculation and is net interest income expressed as a percentage of total earning assets. Interest spread decreased in the three months of 2004 from the first three months of 2003 by 3 basis points, to 3.99% from 4.02%; and margin decreased 2 basis points, to 4.33% from 4.35%. The decrease in both spread and margin, from period to period, can be attributed to overall lower market interest rates and the resulting refinancing, repricing or renegotiation of existing earning assets and the acquisition of new earning assets at lower market rates. Management is particularly pleased that the Company was able to maintain a relatively stable spread and margin following a long period of interest rate declines. Management was able to maintain stability by reducing the cost of funds, from 1.72% during the first quarter of 2003 to 1.29% in 2004, as it faced lower yields on its earning assets, which declined from 5.74% during the first quarter of 2003 to 5.28% in 2004. At the same time, the mix of earning assets improved as higher yielding loans from increased from 77% of earning assets in 2003 to 79% in 2004.

         The declines in both the yields on earning assets and interest bearing liabilities from the first three months of 2003 to the first three months of 2004 reflect the impact of the significant rate reductions effected by the Federal Reserve in 2001 and continued into 2002 with the last rate reduction occurring in June 2003. The investment portfolio yield declined by 32 basis points from the first quarter of 2003 to the same period in 2004 as the Bank maintained a portfolio of short term fixed rate securities and pass through mortgage backed securities. The Bank is pleased at the small decline in yield given the general interest rate climate and the effect on yield that mortgage refinancing activities had on the investment portfolio. The yield on mortgage backed securities declined as mortgage refinancing accelerated, resulting in earlier repayment of mortgage backed securities, and reinvestment of the proceeds at lower current market rates. In order to keep the investment portfolio short for liquidity with expectations that rates would start to move upward the Bank invested in interest bearing deposits with other banks, in amounts which made them eligible for FDIC insurance to obtain better short term yields. These CDs yielded 2.56% during the first quarter, a relatively attractive rate given their short term nature and low risk, as compared to the rates offered on federal funds and U. S. Treasury bills. At March 31, 2004, the Bank had $4.9 million of such deposits.

         The decline in the yield on the loan portfolio, while 55 basis points, was less than might be expected in the general interest rate environment of 2003 leading into the first quarter of 2004. Approximately 33% of the Bank's loan portfolio consists of loans which reprice in periods of three to five years and 8% reprice beyond five years. This repricing frequency minimizes the effects of rate reductions in repricable loans thereby slowing the decline in the overall yield of the portfolio. Over time, of course, market pressures and loan repayments and maturities will force the portfolio yield down even when there may be no further market rate reductions. In a rising rate environment, this repricing frequency may delay the Bank's ability to increase the yield on these loans. However, management is comfortable with 59% of the loan portfolio repricing within one year and expects to increase profitability in a rising interest rate environment. Interest rate shock results are included under the section Asset/Liability Management.

         On the liability side, management aggressively reduced rates on deposit accounts. The reduction in the rate on total interest bearing liabilities from the first three months of 2003 to the first three months of 2004 was 43 basis points which compares to a reduction of 46 basis points in the yield on earning assets over the same period.

         It is anticipated that any further reductions in interest rates may have a significant adverse effect on earnings as rates paid on interest bearing liabilities, which are as low as 0.10% on NOW accounts, cannot continue to decline at the same rate as yields on loans and investments.

AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN THREE MONTHS ENDED MARCH 31,


                                                                 2004                                    2003
                                                  ------------------------------------    ------------------------------------
                                                   Average                    Average      Average                    Average
                                                   Balance     Interest     Yield/Rate     Balance     Interest     Yield/Rate
                                                   -------     --------     ----------     -------     --------     ----------
ASSETS:
Interest earnings assets:
    Interest bearing deposits with other banks    $   4,163    $      26       2.56%      $   6,101    $      40        2.67%
    Loans                                           324,942        4,787       5.93%        241,805        3,864        6.48%
    Investment securities                            65,869          527       3.20%         62,395          549        3.52%
    Federal funds sold and cash equivalents          14,094           36       1.03%          4,542           13        1.17%
                                                  ---------    ---------                  ---------    ---------
          Total interest earning assets             409,068        5,376       5.28%        314,843        4,466        5.74%

    Total noninterest earning assets                 33,330                                  25,732
    Less: allowance for credit losses                 3,764                                   2,852
                                                  ---------                               ---------
      Total nonearning assets                        29,566                                  22,880
                                                  ---------                               ---------
      TOTAL ASSETS                                $ 438,634                               $ 337,723
                                                  =========                               =========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest bearing liabilities:
   NOW accounts                                   $  45,263           14       0.13%      $  36,018           24        0.27%
   Savings and money market accounts                111,523          261       0.94%         95,334          308        1.31%
   Certificates of deposit                          109,774          537       1.97%         78,231          509        2.63%
   Customer repurchase agreements                    21,263           30       0.56%         20,577           28        0.55%
   Short-term borrowing                               4,000           27       2.79%          6,513           60        3.77%
   Long-term borrowing                               10,170          101       4.00%         16,922          146        3.49%
                                                  ---------    ---------                  ---------    ---------
          Total interest bearing liabilities        301,993          969       1.29%        253,595        1,075        1.72%
                                                  ---------    ---------                  ---------    ---------

Noninterest bearing liabilities:
   Noninterest bearing deposits                      81,438                                  62,083
   Other liabilities                                  1,326                                   1,503
                                                  ---------                               ---------
          Total noninterest bearing liabilities      82,764                                  63,586

Stockholders' equity                                 53,877                                  20,542
                                                  ---------                               ---------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                    $ 438,634                               $ 337,723
                                                  =========                               =========

Net interest income                                            $   4,407                               $   3,391
                                                               =========                               =========
Net interest spread                                                            3.99%                                    4.02%
Net interest margin                                                            4.33%                                    4.35%

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

         Management has developed a comprehensive review process to monitor the adequacy of the allowance for credit losses. The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies. The results of this review process, in combination with conclusions of the Bank's outside loan review consultant, support management's view as to the adequacy of the allowance as of the balance sheet date. During the first three months of 2004, a provision for credit losses was made in the amount of $154 thousand before net charge-offs of $84 thousand. Please refer to the discussion under the caption, "Critical Accounting Policies" for an overview of the underlying methodology management employs on a quarterly basis to maintain the allowance.

         At March 31, 2004, the Company had five loans classified as nonaccrual in the amount of $561 thousand which it considered impaired under Statement of Financial Accounting Standards ("SFAS No. 114"). As part of its comprehensive loan review process, the Bank's Board of Director's Loan Committee and/or Board of Directors Credit Review Committee carefully evaluates loans over thirty days past due. The Committee(s) makes a thorough assessment of the conditions and circumstances surrounding each past due loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past due, unless they are well secured and in the process of collection.

         The provision for credit losses of $154 thousand in the first three months of 2004 compared to a provision for credit losses of $224 thousand in the first three months of 2003. The higher level of the provision in 2003 is primarily attributable to a specific reserve set aside for a problem credit in 2003 which was not required when compared to 2004.

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


                                       -------------------------------------------------------------------
                                         Three Months Ended                        Year Ended
                                       -------------------------------------------------------------------
                                              March 31,                           December 31,
(dollars in thousands)                 -------------------------------------------------------------------
                                         2004           2003           2003           2002           2001
                                       -------        -------        -------        -------        -------
 Balance at beginning of year          $ 3,680        $ 2,766        $ 2,766        $ 2,111        $ 1,142
 Charge-offs:                               --             --             --             --             --
     Commercial                            (66)          (148)          (319)          (192)            --
     Real estate - commercial               --             --             --             --             --
     Construction                           --             --             --             --             --
     Home equity                            --             --             --             --             --
     Other consumer                        (18)            --            (14)           (40)           (23)
                                       -------        -------        -------        -------        -------
Total                                      (84)          (148)          (333)          (232)           (23)
                                       -------        -------        -------        -------        -------

Recoveries:
     Commercial                             --             19             68             26             --
     Real estate - commercial               --             --             --             --             --
     Construction                           --             --             --             --             --
     Home equity                            --             --             --             --             --
     Other consumer                         --             --              4             18             13
                                       -------        -------        -------        -------        -------
Total                                       --             19             72             44             13
                                       -------        -------        -------        -------        -------
Net charge-offs                            (84)          (129)          (261)          (188)           (10)
                                       -------        -------        -------        -------        -------

Additions charged to operations            154            224          1,175            843            979
                                       -------        -------        -------        -------        -------
Balance at end of period               $ 3,750        $ 2,861        $ 3,680        $ 2,766        $ 2,111
                                       =======        =======        =======        =======        =======

Annualized ratio of net
charge-offs during the during
the period to average loans
outstanding during the period             0.10%          0.20%          0.10%          0.09%          0.01%
                                       -------        -------        -------        -------        -------

         The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.


(dollars in thousands)                   As of March 31,       As of December 31,
                                       --------------------   --------------------
                                              2004                   2003
                                       --------------------   --------------------
                                       Amount   Percent (1)   Amount   Percent (1)
                                       -------  -----------   ------   -----------
Commercial                             $2,358      26.5%      $1,689       29.3%
Real estate - commercial                  568      49.1          888       47.3
Construction                              457      12.4          613       11.2
Home equity                                90      10.9          171       10.7
Other consumer                             82       1.1           72        1.5
Unallocated                               195        --          247         --
                                       ------      ----       ------       ----
Total allowance for credit losses      $3,750       100%      $3,680        100%
                                       ======      ====       ======       ====

(1) Represents the percent of loans in category to gross loans

NON-PERFORMING ASSETS

         The Company's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned, totaled $561 thousand at March 31, 2004 compared to $759 thousand at March 31, 2003 and $654 thousand at December 31, 2003. The percentage of non-performing assets to total assets was 0.17% at March 31, 2004, compared to 0.20% at March 31, 2003 and 0.20% at December 31, 2003.

         Non-performing loans constituted all of the non-performing assets at March 31, 2004, March 31, 2003 and December 31, 2003. Non-performing loans at March 31, 2004 consist of five loans on nonaccrual of $561 thousand compared to one nonaccrual loan in the amount of $149 thousand and one impaired loan in the amount of $610 thousand at March 31, 2003.

         The Company had no other real estate owned at either March 31, 2004 or 2003.

         The following table shows the amounts of non-performing assets at the dates indicated.

                                          March 31,        December 31,
                                      ----------------     ------------
(dollars in thousands)                2004        2003        2003
                                      ----        ----        ----
Nonaccrual Loans
  Commercial                          $470        $149        $554
  Consumer                              91          --         100
  Real estate                           --          --          --
Accrual loans-past due 90 days
  Commercial                            --         610          --
  Consumer                              --          --          --
  Real estate                           --          --          --
Restructured loans                      --          --          --
Real estate owned
                                      ----        ----        ----
  Total non-performing assets         $561        $759        $654
                                      ====        ====        ====

At March 31, 2004, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms.

NONINTEREST INCOME

Noninterest income primarily represents deposit account service charges and fees, gains on the sale of loans, other noninterest loan fees, income from bank owned life insurance ("BOLI") and other service fees. For the three months ended March 31, 2004 noninterest income was $1.08 million which included $253 thousand in gains on the sale of investment securities. This compared to $873 thousand of noninterest income for the three months ended March 31, 2003 which included $192 thousand in gains on the sale of investment securities. The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $97 thousand for the three months ended March 31, 2004 compared to $153 thousand for the three months ended March 31, 2003. The decreased March 31, 2003 to March 31, 2004 can be attributed to a slow down in SBA loan originations due to a reduction in the maximum loan eligible for an SBA guarantee. The Company believes that SBA activity will pick up with an improving economy and increased commercial loan activity. The Company also originates residential permanent mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $75 thousand in 2004 compared to $95 thousand in 2003. The decrease in the premiums realized on the sale of mortgage loans can be directly attributed to the rise in mortgage loan interest rates in the first quarter of 2004. The slow down in this area could continue as mortgage rates rise.

Other items in noninterest income increased 52% from $433 thousand for the three months ended March 31, 2003 to $657 thousand for the three months ended March 31, 2004. This category includes deposit account service charges and noninterest income fees such as documentation preparation and prepayment penalties. Income for the three months ended March 31, 2004 was $346 thousand from deposit account services charges, $32 thousand from SBA loan service fees and $83 thousand from BOLI, versus $272 thousand from deposit account service charges, $19 thousand from SBA service fees and $55 thousand from BOLI for the three months ended March 31, 2003.

NONINTEREST EXPENSE

Noninterest expense was $3.5 million for the three months ended March 31, 2004 compared to $2.5 million for the three months ended March 31, 2003. This represented a period to period increase of 42%. Increases in noninterest expense primarily relate to increases in the expense category salaries and employee benefits which increased 45% from the first three months of 2003 to the first three months of 2004, from $1.3 million to $1.9 million. During the first quarter of 2004, to accommodate the growth in assets, customer accounts and offices experienced by the Bank in 2003 and to accommodate the growth anticipated in 2004, a number of additions to staff were made in the lending and operations (customer service) areas. Management felt that these additions and the associated expenses were necessary to assure a continued growth pattern and quality of service which characterized the Company since its inception. The increase of 41% in premises and equipment for the three months, from $423 thousand to $598 thousand can be attributed to the expenses for the Bank's Rockville Pike Office, new deposit and loan operations offices in Silver Spring acquired to house an expanded support staff.

Other expenses which increased 49% from $499 thousand to $743 thousand for the three months ending March 31, 2004 compared to the three months ended March 31, 2003, represent a number of expense categories ranging from business development, office supplies to charitable contributions. Management monitors these expenses closely and believes that the increase in them is consistent with the needs of an aggressively growing Company. In future periods, noninterest expenses to which the Company has not been subject to date, such as deposit insurance premiums which may be required as a result of declines in the reserve ratios of the deposit insurance funds, may have an adverse effect on the results of operations of the Company.

FINANCIAL CONDITION

As of March 31, 2004, assets were $469 million and deposits were $386 million. Assets grew by $26 million from December 31, 2003, and deposits grew by approximately $50 million.

Loans

Total loans, excluding loans held for sale, increased approximately $12 million from December 31, 2003 to March 31, 2004, from $318 million to $330 million.

Loans, net of amortized deferred fees and costs, at March 31, 2004, March 31, 2003 and December 31, 2003 are summarized by type as follows:


                                             March 31,  Percent of       March 31,  Percent of    December 31,  Percent of
                                                  2004       Total            2003       Total            2003       Total
                                             ---------  ----------       ---------  ----------    ------------  ----------
Commercial                                   $  87,471       26.5%       $  64,254       26.8%       $  93,112       29.3%
Real estate - commercial                       162,188       49.1%         118,239       49.4%         149,783       47.3%
Construction                                    40,842       12.4%          23,268        9.7%          35,644       11.2%
Home equity                                     36,140       10.9%          30,531       12.7%          34,092       10.7%
Other consumer                                   3,612        1.1%           3,259        1.4%           4,902        1.5%
                                             ---------       ----        ---------       ----        ---------       ----
   Total loans                                 330,253        100%         239,551        100%         317,533        100%
      Less: allowance for credit losses         (3,750)                     (2,861)                     (3,680)
                                             ---------                   ---------                   ---------
Loans, net                                   $ 326,503                   $ 236,690                   $ 313,853
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

For the three months ending March 31, 2004 from December 31, 2003, deposits grew $50 million, from $336 million to $386 million.

Approximately 30% of the Bank's deposits are made up of certificates of deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking and does not accept brokered certificates, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand. The Bank has paid negotiated rates for deposits in excess of $500 thousand but the rates paid have rarely been more than 25 to 50 basis points higher than posted rates and deposits also have been negotiated at below market rates. In late 2000, to fund strong loan demand, the Bank began accepting certificates of deposits, generally in denominations of less than $100 thousand on a non brokered basis, from bank and credit union subscribers to a wholesale deposit rate line. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired, although it is possible for rates to significantly exceed local market rates it has not been the experience of the Bank. At March 31, 2004 the Bank held $32.6 million of these deposits at an average rate of 2.57% as compared to $12.1 million of these deposits, at an average rate of 4.08% at March 31, 2003. With the strong core deposit growth experienced by the Bank in 2002, these deposits were allowed to mature without renewal or replacement. However, during the first quarter of 2004 management felt that there was an opportunity to acquire longer maturities of these deposits at attractive interest rates and again began accepting these deposits with maturities greater than one year. During the first quarter of 2004, the Company introduced a new certificate of deposit program CDARS, which will provides its customers with access to greater FDIC insurance coverage. Using CDARS the Bank can distribute customer funds among other FDIC-insured banks and thrifts, allowing customer to manage all their CDs through one relationship.

At March 31, 2004, the Company had approximately $94 million in noninterest bearing demand deposits, representing 24% of total deposits. This compared to $90 million of these deposits at December 31, 2003. These are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and indices of financial performance.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $14 million at March 31, 2004 compared to $17 million at December 31, 2003. Customer repurchase agreements are not deposits and are not FDIC insured but are secured by US Treasury and/or US government agency securities. These accounts are particularly suitable to businesses with significant change in the levels of cash flow over a very short time frame often measured in days. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At March 31, 2004, the Company had no outstanding balance under its line of credit provided by a correspondent bank. The Bank had $13.3 million of FHLB short and long-term borrowings, as compared to $14.3 million at December 31, 2003. These advances are secured 50% by US government agency securities and 50% by a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio. Through another subsidiary of the Company, Bethesda Leasing LLC, there were outstanding long term borrowings of $218 thousand. This loan was obtained to fund the purchase of an impaired loan from the Bank.

LIQUIDITY MANAGEMENT

Liquidity is the measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor requirements for use of their funds. The Bank's sources of liquidity consist of cash balances, due from banks, loan repayments, federal funds sold and short term investments. These sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds. The Company maintains a $10 million line of credit with a correspondent bank, against which it has guaranteed a $218 thousand loan to its subsidiary Bethesda Leasing. The Bank can purchase up to $12 million in federal funds on an unsecured basis and enter into reverse repurchase agreements up to $10 million. At March 31, 2004, the Bank was also eligible to take FHLB advances of up to $82 million, of which it had advances outstanding of $13.3 million.

The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do banks which build an asset base on non-core deposits and other borrowings. The history of the Bank includes a period of rising interest rates and significant competition for deposit dollars. During that period the Bank grew its core business without sacrificing its interest margin in higher deposit rates for non-core deposits. There is, however, a risk that some deposits would be lost if rates were to spike up and the Bank elected not to meet the market. Under those conditions the Bank believes that it is well positioned to use other liability management instruments such as FHLB borrowing, reverse repurchase agreements and Bank lines to offset a decline in deposits in the short run. Over the long term an adjustment in assets and change in business emphasis could compensate for a loss of deposits. Under these circumstances, further asset growth could be limited as the Bank utilizes its liquidity sources to replace, rather than supplement, core deposits.

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

At March 31, 2004, under the Bank's liquidity formula, it had $123 million of liquidity representing 27.3% of total Bank assets.

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

The following table reflects the result of a "shock test" simulation on the March 31, 2004, earning assets and interest bearing liabilities and the change in net interest income resulting from the simulated immediate increase and decrease in interest of 100 and 200 basis points. Also shown is the change in the Market Value Portfolio Equity resulting from the simulation. The model as presented is projected for one year.


                                                                         Percentage change
 Change in interest    Percentage change in net   Percentage change in   in Market Value of
rates (basis points)        interest income             net income        Portfolio Equity
--------------------   ------------------------   --------------------   ------------------
       +200                   +16.4%                   +40.4%                  +19.1%
       +100                    +8.6%                   +21.1%                  +10.3%
          0                      --                       --                      --
       -100                   -11.8%                   -29.2%                  -13.6%
       -200                   -26.4%                   -65.0%                  -26.1%

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

GAP

Banks and other financial institutions are dependent upon net interest income, the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities. In falling interest rate environments, net interest income is maximized with longer term, higher yielding assets being funded by lower yielding short-term funds; however, when interest rates trend upward this asset/liability structure can result in a significant adverse impact on net interest income. The current interest rate environment is signaling steady to possibly higher rates. Management has for a number of months shortened maturities in the Bank's investment portfolio and where possible also has shorten repricing opportunities for new loan requests. While management believes that this will help minimize interest rate risk in a rising rate environment, there can be no assurance as to actual results.

GAP, a measure of the difference in volume between interest earning assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in particular time periods. At March 31, 2004, the Bank had a positive GAP of 35.4% out to three months and a cumulative positive GAP of 4.5% out to twelve months, as opposed to a three month positive gap of 11.02% and a cumulative twelve month negative gap of (10.06%) at December 31, 2003.

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

GAP ANALYSIS
March 31, 2004
(dollars in thousands)


                                                   0-3          4-12         13-36         37-60       Over 60
Repriceable in:                                   Months       Months        Months        Months       Months       Total
                                                ----------------------------------------------------------------------------
ASSETS:
  Investment securities                         $  14,899    $   2,700     $  13,409     $  16,112    $  13,477    $  60,597
  Interest bearing deposits in other banks             99        4,167           494            --           --        4,760
  Loans                                           176,807       18,200        39,792        68,684       29,767      333,250
  Federal funds sold                               17,026           --            --            --           --       17,026
                                                ----------------------------------------------------------------------------
 Total repriceable assets                         208,831       25,067        53,695        84,796       43,244      415,633
                                                ============================================================================

LIABILITIES:
  NOW accounts                                         --       28,961         5,793        23,165           --       57,919
  Savings and Money Market accounts                45,906       36,834        22,953        11,479           --      117,172
  Certificates of deposit                          10,662       78,895        25,826         1,361           --      116,744
  Customer repurchase agreements and
  Federal funds purchased                           4,187        5,584         1,395         2,791           --       13,957
  Other borrowing-short and long term               1,000        3,000         9,333            --           --       13,333
                                                ----------------------------------------------------------------------------
Total repriceable liabilities                      61,755      153,274        65,300        38,796           --      319,125
                                                ============================================================================
GAP                                             $ 147,076    $(128,207)    $ (11,605)    $  46,000    $  43,244    $  96,508
Cumulative GAP                                    147,076       18,869         7,264        53,264       96,508

Interval gap/earnings assets                        35.39%      (30.85)%       (2.79)%       11.07%       10.40%
Cumulative gap/earning assets                       35.39%        4.54%         1.75%        12.82%       23.22%

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

CAPITAL
-------

The actual capital amounts and ratios for the Company and Bank as of March 31, 2004 and 2003 are presented in the table below:


                                                                                                           To Be Well
                                                                                    For Capital     Capitalized Under
                                      Company                  Bank                    Adequacy     Prompt Corrective
In thousands                          Actual                  Actual                   Purposes   Action Provisions**
                                      Amount         Ratio    Amount         Ratio        Ratio                 Ratio
                                      -------        -----    ------         -----        -----                 -----
As of March 31, 2004
Total capital (to risk-weighted
assets)                               $58,431        16.4%    $39,003        10.9%         8.0%                 10.0%

Tier 1 capital (to risk-weighted
assets)                               $54,656        15.3%     35,243         9.9%         4.0%                  6.0%

Tier 1 capital (to average
    Assets)                           $54,656        14.0%     35,243         8.5%         3.0%                  5.0%

As of March 31, 2003
Total capital (to risk-weighted
assets)                               $23,727         9.2%    $27,793        10.9%         8.0%                 10.0%

Tier 1 capital (to risk
weighted assets)                      $20,866         8.1%     24,953         9.8%         4.0%                  6.0%

Tier 1 capital (to average
assets)                               $20,866         6.2%     24,953         7.4%         3.0%                  5.0%

** Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At March 31, 2004, the Bank could pay dividends to the parent to the extent of its earnings and so long as it maintained required capital ratios.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure About Market Risk".

ITEM 4.  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (a) Modification of Rights of Registered Securities. None

     (b) Issuance or Modification of Other Securities Affecting Rights of Registered Securities. None

     (c) Sales of Unregistered Securities. None

     (d) Use of Proceeds. Not Applicable.

     (e) Issuer Purchases of Securities. None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None

ITEM 5.  OTHER INFORMATION None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.   Description of Exhibit
-----------   ----------------------

3(a)          Certificate of Incorporation of the Company, as amended (1)
3(b)          Bylaws of the Company (2)
10.1          1998 Stock Option Plan (3)
10.2          Employment Agreement between Michael Flynn and the Company (4)
10.3          Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4          Employment Agreement between Ronald D. Paul and the Company (4)
10.5          Director Fee Agreement between Leonard L. Abel and the Company (4)
10.6          Employment Agreement between Susan G. Riel and the Bank (4)
10.7          Employment Agreement between Martha F. Tonat and the Bank (4)
10.8          Employment Agreement between Wilmer L. Tinley and the Bank (4)

11            Statement Regarding Computation of Per Share Income
21            Subsidiaries of the Registrant
31.1          Certification of Ronald D. Paul
31.2          Certification of Wilmer L. Tinley
32.1          Certification of Ronald D. Paul
32.2          Certification of Wilmer L. Tinley

-----------------
(1) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002.

(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.

(3) Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(4) Incorporated by reference to exhibits of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

(b)  Reports on Form 8-K

         On January 16, 2004, the Company filed a Current Report on Form 8-K, under Items 7, 9 and 12 thereof, reporting earnings for the year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             EAGLE BANCORP, INC.


Date: May 13, 2004           By: /s/ Ronald D. Paul
                                 -----------------------------------------------
                                 Ronald D. Paul, President and CEO



Date: May 13, 2004           By: /s/ Wilmer L. Tinley
                                 -----------------------------------------------
                                 Wilmer L. Tinley, Senior Vice President and CFO