Form 10-Q
period 2004-06-30
EAGLE BANCORP INC
filed 2004-08-16
CIK 1050441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)
( X )           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes ( x )     No (__)

         Indicate by check mark whether the registrant is an accelerated filer (
as defined in Rule 12b-2 of the Exchange Act  Yes (   )     No ( x )

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of August 12, 2004, the registrant had 5,407,173 shares of Common Stock outstanding.

Item 1 - Financial Statements

                               EAGLE BANCORP, INC.
                           Consolidated Balance Sheets
                       June 30, 2004 and December 31, 2003
                             (dollars in thousands)

                                                                              June 30,
                                                                               2004      December 31,
                                                                            (unaudited)     2003
                                                                            -----------   ---------
ASSETS
Cash and cash equivalents                                                    $  31,180    $  25,103
Federal funds sold                                                              23,980            -
Interest bearing deposits with other banks                                       5,936        4,332

Investment securities available for sale                                        63,922       82,581
Loans held for sale                                                              3,866        3,649
Loans                                                                          349,012      317,533
Less allowance for credit losses                                                (3,957)      (3,680)
                                                                             ---------    ---------
    Loans, net                                                                 345,055      313,853
Premises and equipment, net                                                      5,603        4,259
Deferred income taxes                                                            1,331          862
Other assets                                                                    13,154        8,358
                                                                             ---------    ---------
           TOTAL ASSETS                                                      $ 494,027    $ 442,997
                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest bearing demand                                                $  96,252    $  90,468
   Interest bearing transaction                                                 63,848       44,093
   Savings and money market                                                    122,437      104,429
   Time, $100,000 or more                                                       67,866       54,992
   Other time                                                                   52,845       41,532
                                                                             ---------    ---------
     Total deposits                                                            403,248      335,514
Federal funds purchased and securities sold under agreement to repurchase       21,906       38,454
Other short-term borrowings                                                      4,000        4,000
Long-term borrowings                                                             8,528       10,588
Other liabilities                                                                1,623        1,429
                                                                             ---------    ---------
     Total liabilities                                                         439,305      389,985

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; shares authorized 20,000,000, shares
    Issued and outstanding  5,404,257 (2004) and 5,359,303 (2003)                   54           54
Additional paid in capital                                                      46,744       46,406
Retained earnings                                                                8,533        6,281
Accumulated other comprehensive (loss) income                                     (609)         271
                                                                             ---------    ---------
     Total stockholders' equity                                                 54,722       53,012
                                                                             ---------    ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 494,027    $ 442,997
                                                                             =========    =========

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003
           (dollars in thousands, except per share amounts-unaudited)


                                              Six Months       Six Months       Three Months     Three Months
                                              Ended            Ended            Ended            Ended
                                              June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                              -------------    -------------    -------------    -------------
INTEREST INCOME:
  Interest and fees on loans                      $ 9,753        $ 7,783        $ 4,966           $ 3,919
  Taxable interest and dividends on
   investment securities                            1,052            916            587               367
  Interest on balances with other banks                61             94             38                54
  Interest on federal funds sold /other
   cash equivalents                                   123             26             25                13
                                                  -------        -------        -------           -------
    Total interest income                          10,989          8,819          5,616             4,353
                                                  -------        -------        -------           -------

INTEREST EXPENSE:
  Interest on deposits                              1,716          1,656            905               815
  Interest on federal funds purchased and
   securities sold under agreement
   to repurchase                                       34             58             18                30
  Interest on short-term borrowings                    85            144             28                62
  Interest on long-term borrowings                    178            284             96               160
                                                  -------        -------        -------           -------
    Total interest expense                          2,013          2,142          1,047             1,067
                                                  -------        -------        -------           -------


NET INTEREST INCOME                                 8,976          6,677          4,569             3,286

PROVISION FOR CREDIT LOSSES                           230            425             76               201
                                                  -------        -------        -------           -------

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                 8,746          6,252          4,493             3,085
                                                  -------        -------        -------           -------

NONINTEREST INCOME:

  Service charges on deposit accounts                 709            579            363               307
  Gain on sale of investment securities               253            214              -                22
  Gain on sale of loans                               389            346            217                98
  Other income                                        556            307            245               146
                                                  -------        -------        -------           -------

    Total noninterest income                        1,907          1,446            825               573
                                                  -------        -------        -------           -------

NONINTEREST EXPENSES:
  Salaries and employee benefits                    3,901          2,746          1,947             1,400
  Premises and equipment expenses                   1,270            934            672               511
  Advertising                                         159            124            103                62
  Outside data processing                             286            264            144               129
  Other expenses                                    1,508          1,048            765               549
                                                  -------        -------        -------           -------

    Total noninterest expenses                      7,124          5,116          3,631             2,651


NET INCOME BEFORE INCOME TAXES                      3,529          2,582          1,687             1,007


INCOME TAXES                                        1,277            960            614               368
                                                  -------        -------        -------           -------

                                                  $ 2,252        $ 1,622        $ 1,073           $   639
NET INCOME                                        =======        =======          =====           =======

INCOME PER SHARE:
   Basic                                          $  0.42        $  0.56        $  0.20           $  0.22
   Diluted                                        $  0.40        $  0.52        $  0.19           $  0.20


See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 and 2003
                        (dollars in thousands-unaudited)

                                                                                Six Months Ended     Six Months Ended
                                                                                  June 30, 2004       June 30, 2003
                                                                                -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $   2,252            $   1,622
Adjustments to reconcile net income to net cash
   Provided (used) by operating activities:
   (Decrease) increase in deferred income taxes                                            (1)                 125
   Provision for credit losses                                                            230                  425
   Depreciation and amortization                                                          448                  317
   Gain on sale of loans                                                                 (389)                (346)
   Origination of loans held for sale                                                 (13,948)             (10,415)
   Proceeds from sale of loans held for sale                                           14,120               12,126
   Gain on sale of investment securities                                                 (253)                (214)
   Increase in other assets                                                              (796)                (657)
   Increase (decrease) in other liabilities                                               176                 (105)
                                                                                    ---------            ---------

        Net cash provided by operating activities                                       1,839                2,878
                                                                                    ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in interest bearing deposits with other banks                      (1,604)             (14,636)
Purchases of available for sale investment securities                                (165,550)            (121,313)
Proceeds from maturities of available for sale securities                             152,792               93,831
Proceeds from sale of available for sale securities                                    30,340               14,577
Increase in federal funds sold                                                        (23,980)              (6,007)
Net increase in loans                                                                 (31,432)             (24,771)
Bank premises and equipment acquired                                                   (1,792)                (858)
Increase in BOLI contracts                                                             (4,000)                  (0)
                                                                                    ---------            ---------

        Net cash used by investing activities                                         (45,226)             (59,177)
                                                                                    ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                                   67,734               30,065
(Decrease) increase in federal funds purchased and
   securities sold under agreement to repurchase                                      (16,548)               2,132
Increase in other short term borrowings                                                     -                5,340
Decrease in long-term borrowings                                                       (2,060)              (2,000)
Increase in escrowed subscriptions received                                                 -               35,835
Issuance of common stock                                                                  338                   90
                                                                                    ---------            ---------
         Net cash provided by financing activities                                     49,464               71,462
                                                                                    ---------            ---------

NET INCREASE IN CASH                                                                    6,077               15,163

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                         25,103               18,569
                                                                                    ---------            ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                                            $  31,180            $  33,732
                                                                                    =========            =========
   Supplemental cash flow information:
        Interest paid                                                               $   1,916            $   2,013
        Income taxes paid                                                           $   1,009            $   1,112


   See notes to consolidated financial statements

                               EAGLE BANCORP, INC
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                       (dollars in thousands - unaudited)


                                                                                               Accumulated
                                                                   Additional                     Other            Total
                                                        Common      Paid in      Retained      Comprehensive    Stockholders
                                                        Stock       Capital      Earnings      Income (loss)       Equity
                                                        -----       -------      --------      -------------       ------
Balances at January 1, 2004                             $  54      $ 46,406       $ 6,281         $  271          $ 53,012
 Exercise of options for 44,954 shares of
  common stock                                                          338                                            338

 Net income                                                                         2,252                            2,252

Other comprehensive income:
 Unrealized loss on securities available for
    Sale                                                                                            (880)             (880)
                                                                                                                  --------
           Total other comprehensive income                                                                          1,710
                                                       -------------------------------------------------------------------
Balances at June 30, 2004                               $  54      $ 46,744       $ 8,533         $ (609)         $ 54,722
                                                       -------------------------------------------------------------------

Balances at January 1, 2003                             $  29      $ 16,541       $ 3,066         $  392          $ 20,028

Exercise of options for 9,470 shares of
  common stock                                                           90                                             90

 Net income                                                                         1,622                            1,622
Other comprehensive income:
    unrealized loss on investment securities
    available for sale                                                                              (172)             (172)
                                                                                                                  --------
Total comprehensive income                                                                                           1,540
                                                       --------------------------------------------------------------------
Balances at June 30, 2003                               $  29      $ 16,631       $ 4,688         $  220          $ 21,568
                                                       -------------------------------------------------------------------



See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of December 31, 2003 were derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2003 Annual Report. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.


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

3. INVESTMENT SECURITIES



     Amortized cost and estimated fair value of securities available - for - sale are summarized as follows: (in thousands)

                                                                                       June 30, 2004

                                                                                 Gross             Gross         Estimated
                                                            Amortized       Unrealized        Unrealized              Fair
                                                                 Cost            Gains            Losses             Value
                                                                 ----            -----            ------             -----
U. S. Government Agency securities                           $ 33,627         $      -          $   (469)         $ 33,158
Mortgage backed securities                                     22,669                -              (556)           22,113
Federal Reserve Bank and
     Federal Home Loan Bank stock                               1,634                -                 -             1,634
Other equity investments                                        6,915              284              (182)            7,017
                                                             --------         --------          --------          --------
                                                             $ 64,845         $    284          $ (1,207)         $ 63,922
                                                             ========         ========          ========          ========

                                                                                    December 31, 2003
                                                                                 Gross             Gross         Estimated
                                                            Amortized       Unrealized        Unrealized              Fair
                                                                 Cost            Gains            Losses             Value
                                                                 ----            -----            ------             -----
U. S. Government Agency securities                           $ 25,355         $     76          $    (38)         $ 25,373
Mortgage backed securities                                     51,887              101              (246)           51,842
Federal Reserve Bank and Federal Home
      Loan Bank stock                                           1,670                -                 -             1,670
Other equity investments                                        3,282              421                (7)            3,696
                                                             --------         --------          --------          --------
                                                             $ 82,174         $    698          $   (291)         $ 82,581
                                                             ========         ========          ========          ========

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of June 30, 2004 are as follows:

(in thousands)


                                                                                         Total
                                                        Less than     More than     Unrealized
                                          Fair Value    12 Months     12 Months         Losses
                                          -----------   ---------     ---------     ----------
U. S. Government Agency securities         $ 33,627      $   (469)        $   -      $   (469)
Mortgage backed securities                   22,669          (556)            -          (556)
Other equity investments                      3,415          (177)           (5)         (182)
                                           $ 59,711      $ (1,202)        $  (5)     $ (1,207)


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


5. EARNINGS PER SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of June 30, 2004 there were 54,810 shares excluded from the diluted net income per share computation because their inclusion would be anti-dilutive



6. STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the three and six months ended June 30, 2004 and 2003. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the three and six months ended June 30.


                                                                      Six Months                  Three Months
                                                                    Ended June 30,               Ended June 30,
                                                              --------------------------------------------------------
                                                                      2004          2003          2004          2003
                                                              --------------------------------------------------------
Net income, as reported                                           $  2,252       $  1,622      $  1,073      $    639

Less pro forma stock-based compensation expense
  determined under the fair value method, net of
  related tax effects                                                 (718)          (173)            -          (167)
                                                              ------------- -------------- ------------- -------------
Pro forma net income                                              $  1,543       $  1,449      $  1,073      $    472
                                                              ============= ============== ============= =============
Net income per share:
  Basic - as reported                                             $   0.42       $   0.56      $   0.20      $   0.22
  Basic - pro forma                                               $   0.29       $   0.50      $   0.20      $   0.16
  Diluted - as reported                                           $   0.40       $   0.52      $   0.19      $   0.20
  Diluted - pro forma                                             $   0.28       $   0.46       $  0.19      $   0.15




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

GENERAL

         Eagle Bancorp, Inc. is a growing, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997 to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full-service alternative to the super regional financial institutions, which dominate our primary market area. The cornerstone of our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank has five offices serving Montgomery County and two offices in the District of Columbia. The Bank had six Montgomery County offices, however, the Sligo Office located at 850 Sligo Avenue, Silver Spring, MD, was closed June 11, 2004. After thorough consideration, management and the board of directors decided to close the office rather than exercise an option to renew option in the lease available in June. The decision was made because the office had failed to reach initial growth and profit expectations and an analysis of the office's potential, in its existing location, did not provide indications that the office would improve its performance in the foreseeable future. Silver Spring will continue to be served by the original Silver Spring Office, which is located only a few blocks from the Sligo Office, and for this reason, the loss of business, in particular deposits, is expected to be minimal. No employees were displaced by the closing but were absorbed into positions created by a new District of Columbia branch office and other Company vacancies. On April 28, 2004 the Bank opened its second office in the District of Columbia at 1228 Connecticut Avenue. In February 2004, the Company executed a lease for a new office to be opened in 2006 in Friendship Heights, Montgomery County, Maryland, on the District of Columbia line. Most recently the Company executed a lease for a third District of Columbia office to be located at 1425 K Street NW, Washington, D. C. This office will become the District of Columbia regional office and is expected to open in December 2004.

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

RESULTS OF OPERATIONS

         The Company reported net income of $2.3 million for the six months and $1.1 million for the three months ended June 30, 2004, as compared to net income of $1.6 million for the six months and $639 thousand for the three months ended June 30, 2003. Income per basic share was $0.42 for the six months and $0.20 for the three months ended June 30, 2004, as compared to $0.56 and $0.22 for the same periods in 2003. Income per diluted share was $0.40 for the six months and $0.19 for the three months ended June 30, 2004, as compared to $0.52 for the six months and $0.20 for the same periods in 2003. The Company had a return on average assets of 0.99% and return on average equity of 8.30% for the first six months of 2004, as compared to returns on average assets and average equity of 0.93% and 15.52% respectively for the same six months of 2003.

         The increase in net income for the six months ended June 30, 2004 as compared to the same period in 2003, can be attributed to an increase of 34% in net interest income, reflected in an increase of 31% in average earning assets and an increase in the net interest margin of 6 basis points. Net interest income increased from $6.7 million to $9.0 million and average earning assets increased from $323 million to $424 million. Net interest margin increased from 4.17% for the first six months of 2003 to 4.23% for the same period in 2004 as market interest rates fell from the first quarter of 2003 through most of 2003, then stabilized, and longer term interest rates rose slightly in the first six months of 2004. The percentage of loans, which generally have higher yields than securities and other earning assets, increased from 77% of average earning assets in the six month period of 2003 to 78% of earning assets in the same period of 2004. Noninterest income increased 32%, to $1.9 million for the first six months of 2004, from $1.4 million in the same period of 2003. The net income for the three months ended June 30, 2004, represents an increase of 69% for the same period in 2003, $1.1 million as compared to $639 thousand. The combination of an increase in net interest income, a lower provision for credit losses, and an increase in noninterest income resulted in the significant improvement in reported income.

         For the six months ended June 30, 2004, the Company recorded a provision for credit losses in the amount of $230 thousand compared to $425 thousand for the first six months of 2003. The provision for the second quarter of 2004 was $76 thousand compared to $201 thousand for the same quarter in 2003. As discussed in the section on Allowance for Credit losses, the Company had significant recoveries on previously charged off loans and the Company's loss experience continued to be very favorable allowing for an adjustment in factors influencing the level of the allowance. At June 30, 2004, the allowance for credit losses was $4.0 million, as compared to $3.7 million at December 31, 2003. The Company had net recoveries of $47 thousand during the first six months of 2004. This compared to net charge-offs of $239 thousand for the first six months of 2003, representing 0.10% of average loans on an annualized basis.

         While the results of operations for the first six months and second quarter of 2004 compared to the first six months and to the second quarter of 2003 were up, $2.3 million from $1.1 million, for the six month periods and $1.6 million and $639 thousand for the quarterly periods, earnings per share were down, $0.42 from $0.56 and $0.20 from $0.22 respectively, and return on average equity was down to 8.30% from 15.52%. The reduction in both ratios is directly attributable to the 85% increase in the number of outstanding shares following the completion of the Company's offering of approximately 2.4 million shares in August 2003, netting the Company approximately $30 million in new capital. The additional shares are expected to have an adverse impact on earnings per share for a number of quarters until the capital can be further leveraged and deployed in loans and other income producing assets other than low yielding, but highly liquid short term investment securities.

The following table sets out the annualized returns on average assets, returns on average equity and equity to assets (average) for the three months ending June 30, 2004 and 2003 and the year ending December 31, 2003:

                                              June         June        December
                                              2004         2003          2003
                                              ----         ----          ----
Return on average assets                      0.99%         0.93%        0.86%
Return on average equity                      8.30%        15.52%        9.45%
Average equity to average assets             11.89%         6.02%        9.05%

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first six months of 2004 was $9.0 million compared to $6.7 million for the first six months of 2003 and for the second quarter of 2004 was $4.6 compared to $3.3 million for the second quarter of 2003.

         The table labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" presents the average balances and rates of the various categories of the Company's assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference between the rate earned on assets less the cost of funds expressed as a percentage. While spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing liabilities in its calculation and is net interest income expressed as a percentage of total earning assets. Interest spread increased in the six months of 2004 from the first six months of 2003 by 14 basis points, to 3.92% from 3.78%; and margin increased 6 basis points, to 4.23% from 4.17%. The stabilizing of rates with some upward movement over the six months of 2004 is also a contributing factor to the improved spread and margin. Management is particularly pleased that the Company was able to maintain a relatively stable spread and margin following a long period of interest rate declines. Management was able to maintain stability by reducing the cost of funds, from 1.68% during the first six months of 2003 to 1.29% for the same period in 2004, as it faced lower yields on its earning assets, which declined from 5.46% during the first six months of 2003 to 5.21% in 2004. At the same time, the mix of earning assets improved as higher yielding loans increased from 77% of earning assets in 2003 to 78% in 2004.

         The declines in the yields on earning assets from the first six months of 2003 to the first six months of 2004 reflect the impact of the significant rate reductions effected by the Federal Reserve from 2001 through 2003 on loans, which comprise the vast majority of earning assets. After a long decline, the investment portfolio yield increased by 10 basis points from the first six months of 2003 to the same period in 2004. The slowdown in mortgage refinancing caused by slightly higher rates helped improve the Bank's investment portfolio yield as premium amortizations on mortgage backed securities slowed. In order to keep the investment portfolio short for liquidity with expectations that rates would start to move upward, the Bank invested in interest bearing deposits with other banks, in amounts which made them eligible for FDIC insurance to obtain better short term yields. These CDs yielded 2.44% during the first six months of 2004, a relatively attractive rate given their short term nature and low risk, as compared to the rates offered on federal funds and U. S. Treasury bills. At June 30, 2004, the Bank had $5.9 million of such deposits. The decline in yields on interest bearing liabilities is also reflective of the series of rate cuts by the Federal Reserve. The increase, by the Federal Reserve Bank on June 30, 2004, in the federal funds target rate is expected to have a positive impact on Company earnings. Management feels that the Company's earning assets are of a short enough duration to take full advantage of further increases in rates by the Federal Reserve System and other market forces, while increases in rates on deposits are expected to lag increases on earning assets.. See the section addressing GAP and Asset/Liability Management.

         The decline in the yield on the loan portfolio, 44 basis points from June 2003 to June 2004, was less than might be expected in the general interest rate environment of 2003 leading into the 2004. Approximately 59% of the Bank's loan portfolio consists of loans which reprice in periods of one to twelve months, 11% in one to three years, 25% in three to five years and 5% reprice beyond five years. Management feels that this repricing frequency positions the Bank to improve its interest margin in the coming months, if interest rates continue the rise started on June 30. Interest rate shock results are included under the section Asset/Liability Management.

         On the liability side, management aggressively reduced rates on deposit accounts. The reduction in the rate on total interest bearing liabilities from the first six months of 2003 to the first six months of 2004 was 39 basis points which compares to a reduction of 25 basis points in the yield on earning assets over the same period.

AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN SIX MONTHS ENDED JUNE 30,


                                                              2004                                      2003
                                                --------------------------------      ---------------------------------
                                                Average                  Average      Average                   Average
                                                Balance     Interest  Yield/Rate      Balance    Interest    Yield/Rate
                                                -------     --------  ----------      -------    --------    ----------
ASSETS:

Interest earnings assets:
    Interest bearing deposits with
    other banks                                 $  5,033     $    61       2.44%     $  8,647     $     94        2.20%
    Loans                                        332,108       9,753       5.90%      247,527        7,783        6.34%
    Investment securities                         69,190       1,052       3.05%       62,078          916        2.95%
    Federal funds sold and cash
     equivalents                                  17,928         123       1.38%        4,704           26        1.14%
                                                --------     -------                 --------        -----
           Total interest earning assets         424,259      10,989       5.21%      322,956        8,819        5.46%

    Total noninterest earning assets              36,028                               27,012
    Less: allowance for credit losses              3,792                                2,881
                                                --------                             --------
      Total non earning assets                    32,236                               24,131
                                                --------                             --------
      TOTAL ASSETS                              $456,495                             $347,087
                                                ========                             ========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest bearing liabilities:
    NOW accounts                                $ 49,853          32       0.13%     $ 36,355           49        0.27%
   Savings and money market accounts             116,425         552       0.95%       93,308          652        1.34%
   Certificates of deposit                       114,321       1,132       1.99%       76,792          955        2.51%
   Customer repurchase agreements                 15,224          34       0.45%       20,921           58        0.56%
   Short-term borrowing                            7,384          85       2.40%        8,060          144        3.60%
   Long-term borrowing                             9,648         173       3.64%       16,436          284        3.48%
                                                --------     -------                 --------        -----
  Total interest bearing liabilities             312,855       2,013       1.29%      256,872        2,142        1.68%
                                                --------     -------                 --------        -----

Noninterest bearing liabilities:
    Noninterest bearing deposits                  87,772                               64,222
    Other liabilities                              1,571                                1,489
    Escrowed subscriptions received                    -                                3,604
                                                --------                             --------
         Total noninterest bearing                89,343                               69,315
liabilities

Stockholders' equity                              54,297                               20,900
                                                --------                             --------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                  $456,495                             $347,087
                                                ========                             ========
Net interest income                                          $ 8,976                              $  6,677
                                                             =======                              ========
Net interest spread                                                        3.92%                                  3.78%
Net interest margin                                                        4.23%                                  4.17%


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

         Management has developed a comprehensive review process to monitor the adequacy of the allowance for credit losses. The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies. The results of this review process, in combination with conclusions of the Bank's outside loan review consultant, support management's view as to the adequacy of the allowance as of the balance sheet date. During the first six months of 2004, a provision for credit losses was made in the amount of $230 thousand after considering the impact of $47 thousand in net recoveries during the period. Please refer to the discussion under the caption, "Critical Accounting Policies" for an overview of the underlying methodology management employs on a quarterly basis to maintain the allowance.

         At June 30, 2004, the Company had three loans classified as nonaccrual in the amount of $253 thousand (this is net of a $211 thousand US Government guaranteed portion of one loan) which is considered impaired under Statement of Financial Accounting Standards ("SFAS No. 114"). As part of its comprehensive loan review process, the Bank's Board of Director's Loan Committee and/or Board of Directors Credit Review Committee carefully evaluates loans over thirty days past due. The Committee(s) makes a thorough assessment of the conditions and circumstances surrounding each past due loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past due, unless they are well secured and in the process of collection.

         The provision for credit losses of $230 thousand in the first six months of 2004 compared to a provision for credit losses of $425 thousand in the first six months of 2003. The higher level of the provision in 2003 is primarily attributable to a specific reserve set aside for a problem credit in 2003 which was not required when compared to 2004 and to two significant recoveries on previously charged-off loans. See the following table which reflects the comparative charge-off and recovery information.

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


                                      ----------------------------------------------------------------
                                            Six Months Ended             Year Ended
                                      ----------------------------------------------------------------
(dollars in thousands)                         June  30,                December 31,
                                      ----------------------------------------------------------------
                                         2004           2003          2003         2002         2001
                                      ----------     ---------      --------    ---------    ---------
 Balance at beginning of year          $ 3,680         $ 2,766       $ 2,766      $ 2,111      $ 1,142
 Charge-offs:                                -               -             -            -            -
     Commercial                            (81)           (290)         (319)        (192)           -
     Real estate - commercial                -               -             -            -            -
     Construction                            -               -             -            -            -
     Home equity                             -               -             -            -            -
     Other consumer                        (18)             (8)          (14)         (40)         (23)
                                       -------         -------       -------      -------      -------
Total                                      (99)           (298)         (333)        (232)         (23)
                                       -------         -------       -------      -------      -------

Recoveries:
     Commercial                            146              58            68           26            -
     Real estate - commercial                -               -             -            -            -
     Construction                            -               -             -            -            -
     Home equity                             -               -             -            -            -
     Other consumer                          -               1             4           18           13
                                       -------         -------       -------      -------      -------
Total                                      146              59            72           44           13
                                       -------         -------       -------      -------      -------
Net recoveries (charge-offs)                47            (239)         (261)        (188)         (10)
                                       -------         -------       -------      -------      -------

Additions charged to operations            230             425         1,175          843          979
                                       -------         -------       -------      -------      -------
Balance at end of period               $ 3,957         $ 2,952       $ 3,680      $ 2,766      $ 2,111
                                       =======         =======       =======      =======      =======
Annualized ratio of net
 charge-offs during the
 period to average loans
 outstanding during the period             N/A            0.02%         0.10%        0.09%        0.01%
                                       -------         -------       -------      -------      -------


         The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.


(dollars in thousands)                        As of June 30,                   As of December 31,
                                        -------------------------------------------------------------
                                                   2004                              2003
                                        --------------------------        ---------------------------
                                          Amount       Percent (1)          Amount      Percent (1)
                                        ---------      -----------        -----------  --------------
Commercial                               $2,469           24.1%             $1,689         29.3%
Real estate - commercial                    565           49.9                 888         47.3
Construction                                712           14.1                 613         11.2
Home equity                                  96           10.9                 171         10.7
Other consumer                               63            1.0                  72          1.5
Unallocated                                  52            -                   247            -
                                         ------          -----              ------        -----
Total allowance for credit losses        $3,957            100%             $3,680          100%
                                         ======          =====              ======        =====

(1) Represents the percent of loans in category to gross loans

NON-PERFORMING ASSETS

         The Company's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned, totaled $464 thousand at June 30, 2004 compared to $486 thousand at June 30, 2003 and $654 thousand at December 31, 2003. The percentage of non-performing assets to total assets was 0.09% at June 30, 2004, compared to 0.11% at June 30, 2003 and 0.15% at December 31, 2003.

         Non-performing loans constituted all of the non-performing assets at June 30, 2004, June 30, 2003 and December 31, 2003. Non-performing loans at June 30, 2004 consist of three loans on nonaccrual of $326 thousand and one impaired loan in the amount of $138 thousand compared to one nonaccrual loan in the amount of $123 thousand and one impaired loan in the amount of $363 thousand at June 30, 2003.

         The Company had no other real estate owned at either June 30, 2004 or 2003.

         The following table shows the amounts of non-performing assets at the dates indicated.


                                          June 30,            December 31,
                                   ------------------------   -------------
 (dollars in thousands)              2004          2003           2003
                                   ----------    ----------   -------------
 Nonaccrual Loans
     Commercial                    $     399     $     486     $       554
     Consumer                             65             -             100
     Real estate                           -             -               -
 Accrual loans-past due 90 days
      Commercial                           -             -               -
      Consumer                             -             -               -
      Real estate                          -             -               -
 Restructured loans                        -             -               -
 Real estate owned
                                    --------     ---------    ------------
      Total non-performing
        assets                      $    464     $     486     $       654
                                    ========     =========    ============

At June 30, 2004, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms.

NONINTEREST INCOME

Noninterest income primarily represents deposit account service charges and fees, gains on the sale of loans, other noninterest loan fees, income from bank owned life insurance ("BOLI") and other service fees. For the six months ended June 30, 2004 noninterest income was $1.9 million which included $253 thousand in gains on the sale of investment securities. This compared to $1.4 million of noninterest income for the six months ended June 30, 2003 which included $214 thousand in gains on the sale of investment securities. For the quarter ending June 30, 2004, the Company had $825 thousand in noninterest income compared to $573 thousand for the same period in 2003. Gains on sales of loans was a significant contributing factor to the improvement in noninterest income. The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $241 thousand for the six months ended June 30, 2004 compared to $153 thousand for the six months ended June 30, 2003. For the comparative second quarters ending June 30, the income from the sale of the insured portion of SBA loans was $144 in 2004 and $0 in 2003. The Company also originates residential permanent mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $148 thousand in 2004 compared to $193 thousand in 2003. The decrease in the premiums realized on the sale of mortgage loans can be directly attributed to the rise in mortgage loan interest rates in the first quarter of 2004. The slow down in this area could continue as mortgage rates rise.

Other items in noninterest income increased 43% from $886 thousand for the six months ended June 30, 2003 to $1.3 million for the six months ended June 30, 2004. This category includes deposit account service charges and noninterest income fees such as documentation preparation and prepayment penalties. Income for the six months ended June 30, 2004 was $709 thousand from deposit account services charges, $65 thousand from SBA loan service fees and $123 thousand from BOLI, versus $363 thousand from deposit account service charges, $37 thousand from SBA service fees and $116 thousand from BOLI for the six month ended June 30, 2003.

NONINTEREST EXPENSE

Noninterest expense was $7.1 million for the six months ended June 30, 2004 compared to $5.1 million for the six months ended June 30, 2003. This represented a period to period increase of 39%. The increase for the quarter ending June 30 of each year was 37%, increasing from $2.7 million to $3.6 million. Increases in noninterest expense primarily relate to increases in salaries and employee benefits which increased 42% from the first six months of 2003 to the first six months of 2004, from $2.7 million to $3.9 million. Salaries and benefits increased 39% in the second quarter of 2004 from the second quarter of 2003 to $1.9 million from $1.4 million. During the first quarter of 2004, to accommodate the growth in assets, customer accounts and offices experienced by the Bank in 2003 and to accommodate the growth anticipated in 2004, a number of additions to staff were made in the lending and operations (customer service) areas. Management felt that these additions and the associated expenses were necessary to assure a continued growth pattern and quality of service which characterized the Company since its inception. The increase of 36% in premises and equipment for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, from $934 thousand to $1.3 million, and 32% for the second quarter from $511 thousand to $672 thousand, can be attributed to the expenses for the Bank's Rockville Pike Office, new deposit and loan operations offices in Silver Spring acquired to house an expanded support staff and the Bank's new office at 1228 Connecticut Avenue in Washington, DC.

Other expenses, which increased 44% from $1.0 million to $1.5 million for the six months ending June 30, 2004 compared to the six months ended June 30, 2003 and 39%, $549 thousand to $765 thousand for the second quarter of each period, represent a number of expense categories ranging from business development and office supplies to charitable contributions. Management monitors these expenses closely and believes that the increase in them is consistent with the needs of an aggressively growing Company. In future periods, noninterest expenses to which the Company has not been subject to date, such as deposit insurance premiums which may be required as a result of declines in the reserve ratios of the deposit insurance funds, may have an adverse effect on the results of operations of the Company.

FINANCIAL CONDITION

As of June 30, 2004, assets were $494 million and deposits were $403 million. Assets grew by $51 million from December 31, 2003, and deposits grew by approximately $67 million.

Loans

Total loans, excluding loans held for sale, increased approximately $31 million from December 31, 2003 to June 30, 2004, from $318 million to $349 million.

Loans, net of amortized deferred fees and costs, at June 30, 2004, June 30, 2003 and December 31, 2003 are summarized by type as follows:


                                          June 30,      Percent      June 30,        Percent   December 31,         Percent
                                              2004     of Total          2003       of Total           2003        of Total
                                        ----------     --------     ---------       -------    ------------        --------
Commercial                              $  84,248       24.1%       $  70,087          26.8%     $   93,112           29.3%
Real estate - commercial                  173,938       49.9%         130,583          50.0%        149,783           47.3%
Construction                               49,319       14.1%          24,111           9.2%         35,644           11.2%
Home equity                                38,113       10.9%          31,908          12.2%         34,092           10.7%
Other consumer                              3,397        1.0%           4,703           1.8%          4,902            1.5%
                                        ---------       ----        ---------          ----      ----------           ----

    Total loans                           349,012        100%         261,392           100%        317,533            100%
      Less: allowance for credit
      losses                               (3,957)                     (2,952)                       (3,680)
                                        ---------                   ---------                    ----------

Loans, net                              $ 345,055                   $ 257,440                    $  313,853
                                        =========                   =========                    ==========


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

For the six months ending June 30, 2004 from December 31, 2003, deposits grew $67 million, from $336 million to $403 million.

Approximately 30% of the Bank's deposits are made up of certificates of deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking and does not accept brokered certificates, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand. The Bank has paid negotiated rates for deposits in excess of $500 thousand but the rates paid have rarely been more than 25 to 50 basis points higher than posted rates and deposits also have been negotiated at below market rates. From time to time, when appropriate in order to fund strong loan demand, the Bank accepts certificates of deposits, generally in denominations of less than $100 thousand on a non brokered basis, from bank and credit union subscribers to a wholesale deposit rate line. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired. Although it is possible for rates to significantly exceed local market rates it has not been the experience of the Bank. At June 30, 2004 the Bank held $33 million of these deposits at an average rate of 2.51% as compared to $5.2 million of these deposits, at an average rate of 4.00% at June 30, 2003. During the first quarter of 2004 management felt that there was an opportunity to acquire longer maturities of these deposits at attractive interest rates and again began accepting these deposits with maturities greater than one year. Also, during the first quarter of 2004, the Company introduced a new certificate of deposit program CDARS, which will provides its customers with access to greater FDIC insurance coverage. Using CDARS the Bank can distribute customer funds among other FDIC-insured banks and thrifts, allowing customer to manage all their CDs through one relationship.

At June 30, 2004, the Company had approximately $96 million in noninterest bearing demand deposits, representing 24% of total deposits. This compared to $90 million of these deposits at December 31, 2003. These are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and indices of financial performance.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $22 million at June 30, 2004 compared to $17 million at December 31, 2003. Customer repurchase agreements are not deposits and are not FDIC insured but are secured by US Treasury and/or US government agency securities. These accounts are particularly suitable to businesses with significant change in the levels of cash flow over a very short time frame often measured in days. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At June 30, 2004, the Company had no outstanding balance under its line of credit provided by a correspondent bank. The Bank had $12.3 million of FHLB short and long-term borrowings, as compared to $14.3 million at December 31, 2003. These advances are secured 50% by US government agency securities and 50% by a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio. Through another subsidiary of the Company, Bethesda Leasing LLC, there were outstanding long term borrowings of $195 thousand. This loan was obtained to fund the purchase of an impaired loan from the Bank.

LIQUIDITY MANAGEMENT

Liquidity is the measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor requirements for use of their funds. The Bank's sources of liquidity consist of cash balances, due from banks, loan repayments, federal funds sold and short term investments. These sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds. The Company maintains a $10 million line of credit with a correspondent bank, against which it has guaranteed a $195 thousand loan to its subsidiary Bethesda Leasing. The Bank can purchase up to $17 million in federal funds on an unsecured basis and enter into reverse repurchase agreements up to $10 million. At June 30, 2004, the Bank was also eligible to take FHLB advances of up to $82 million, of which it had advances outstanding of $12.3 million.

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

The mature earning pattern of the Bank is also a liquidity management resource. The earnings of the Bank are now at a level that allows the it to pay higher rates to retain deposits over a short period, while it adjusts its asset base repricing to offset a higher cost of funds. The cost of retaining business in the short run and the associated reduction in earnings can be preferable to reducing deposit and asset levels and restricting growth.

At June 30, 2004, under the Bank's liquidity formula, it had $114 million of liquidity representing 23% of total Bank assets.

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

The following table reflects the result of a "shock test" simulation on the March 31, 2004 (the most recent simulation available as of the date of filing of this report) earning assets and interest bearing liabilities and the change in net interest income resulting from the simulated immediate increase and decrease in interest of 100 and 200 basis points. Also shown is the change in the Market Value Portfolio Equity resulting from the simulation. The model as presented is projected for one year. The Company does not expect a material variance in results based on the June 30, 2004 analysis.



         Change in interest       Percentage change                                Percentage change
            rates (basis           in net interest         Percentage change       in Market Value of
              points)                   income               in net income          Portfolio Equity
         --------------------    ---------------------    --------------------    ---------------------
                +200                   + 16.4%                  + 40.4%                 + 19.1%
                +100                    + 8.6%                  + 21.1%                 + 10.3%
                  0                       -                        -                       -
                -100                   - 11.8%                  - 29.2%                 - 13.6%
                -200                   - 26.4%                  - 65.0%                 - 26.1%


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

GAP

Banks and other financial institutions are dependent upon net interest income, the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities. In falling interest rate environments, net interest income is maximized with longer term, higher yielding assets being funded by lower yielding short-term funds; however, when interest rates trend upward this asset/liability structure can result in a significant adverse impact on net interest income. The current interest rate environment is signaling steady to possibly higher rates. Management has for a number of months shortened maturities in the Bank's investment portfolio and where possible also has shortened repricing opportunities for new loan requests. While management believes that this will help minimize interest rate risk in a rising rate environment, there can be no assurance as to actual results.

GAP, a measure of the difference in volume between interest earning assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in particular time periods. At June 30, 2004, the Bank had a positive GAP of 34% out to three months and a cumulative positive GAP of 4% out to twelve months, as opposed to a three month positive gap of 11.02% and a cumulative twelve month negative gap of (10.06%) at December 31, 2003.

If interest rates are to rise, as forecasters are predicting, the Bank's interest income and margin are expected to rise because of the favorable GAP position. Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the rise in the cost of liabilities may be greater than anticipated by the GAP model. If this were to occur, the benefits of a rising interest rate environment would not be as significant as management is expecting. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features of some of its assets. These factors have been thoroughly discussed with the Board of Directors Asset Liability Committee and management believes that current strategies are appropriate to current economic and interest rate trends. The negative GAP is carefully monitored and will be adjusted as conditions change. The following GAP table is presented on the basis of the Bank only.

GAP ANALYSIS
June 30, 2004
(dollars in thousands)


                                              0-3          4-12        13-36       37-60      Over 60
 Repriceable in:                            Months        Months      Months      Months      Months       Total
                                       ----------------------------------------------------------------------------
 ASSETS:
    Investment securities                    $ 5,917      $ 3,101    $ 26,492    $ 15,865     $ 9,549     $ 60,924
    Interest bearing deposits
      in other banks                           2,279        3,178         396           -           -        5,936
    Loans                                    196,790       13,146      38,333      86,259      17,055      351,583
    Federal funds sold                        23,980            -           -           -           -       23,980
                                       ----------------------------------------------------------------------------
 Total repriceable assets                    228,966       19,425      65,221     102,124      26,604      442,340
                                       ============================================================================
LIABILITIES:
    NOW accounts                                   -       31,924       6,385      25,539           -       63,848
    Savings and Money Market accounts         47,924       38,570      23,962      11,981           -      122,437
    Certificates of deposit                   22,068       72,435      25,343         865           -      120,711
    Customer repurchase agreements and
    Federal funds purchased                    6,572        8,765       2,191       4,378           -       21,906
    Other borrowing-short and long term        1,000        3,000       8,333           -           -       12,333
                                       ----------------------------------------------------------------------------
 Total repriceable liabilities                77,564      154,694      66,214      42,763           -      341,235
                                       ============================================================================

 GAP                                       $ 151,402   $(135,269)     $ (993)    $ 59,361    $ 26,604    $ 101,105
 Cumulative GAP                              151,402      16,133      15,140       74,501     101,105

 Interval gap/earnings assets                 34.23%     (30.58)%     (0.22)%      13.42%      10.40%
 Cumulative gap/earning assets                34.23%        3.65%       3.43%      16.85%      23.22%


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

The capital position of the Company's wholly-owned subsidiary, the Bank, continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for credit losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier1 capital to total average assets. At June 30, 2004, the Company's and Bank's capital ratios were in excess of the mandated minimum requirements.

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

CAPITAL

The actual capital amounts and ratios for the Company and Bank as of June 30, 2004 and 2003 are presented in the table below:


                                                                                                                         To Be Well
                                                                                                For Capital       Capitalized Under
In thousands                                     Company                       Bank                Adequacy       Prompt Corrective
                                                  Actual                     Actual                Purposes     Action Provisions**
As of June 30, 2004                               Amount         Ratio       Amount      Ratio        Ratio                   Ratio
                                                  ------         -----       ------      -----        -----     -------------------
Total capital (to risk-weighted  assets)         $59,288         16.2%      $42,236       11.0%        8.0%              10.0%

Tier 1 capital (to risk-weighted assets)         $55,331         15.1%       38,293       10.0%        4.0%               6.0%

Tier 1 capital (to average Assets)               $55,331         12.1%       38,293        9.0%        3.0%               5.0%

As of June 30, 2003

Total capital (to risk-weighted assets)          $23,727          9.2%      $27,793       10.9%        8.0%              10.0%

Tier 1 capital (to risk weighted assets)         $20,866          8.1%       24,953        9.8%        4.0%               6.0%

Tier 1 capital ( to average assets)              $20,866          6.2%       24,953        7.4%        3.0%               5.0%



** Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At June 30, 2004, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure About Market Risk".

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     (d) Use of Proceeds. Not Applicable.

     (e) Issuer Purchases of Securities. None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2004, the annual meeting of shareholders of the Company was held for the purpose of (1) electing seven (7) directors to serve until the next annual meeting and until their successors are duly elected and qualified; (2) to vote on an amendment to the Company's 1998 Stock Option Plan which increases the number of shares available for issuance under the plan by 300,000; and (3) to vote on the adoption of the Company's Employee Stock Purchase Plan.

The name of each director elected at the meeting, and the votes cast for such persons, who constitute the entire Board of Directors in office following the meeting, are set forth below.

               Name                For         Against/Withheld     Abstentions
----------------------------    ---------      ----------------     -----------
Leonard L. Abel                 4,168,271          103,490              -
Leslie M. Alperstein, Ph.D.     4,239,705           32,056              -
Dudley C. Dworken               4,240,705           31,056              -
Michael T. Flynn                4,141,291          130,470              -
Eugene F. Ford, Sr.             4,240,085           31,676              -
Philip N. Margolius             4,240,305           31,456              -
Ronald D. Paul                  4,168,891          102,870              -

The vote on the amendment to the Company's 1998 Stock Option Plan was as follows:

          For                Against/Withheld           Abstentions
--------------------      ----------------------     -----------------
      2,758,948                1,421,242                  91,571

The vote on the adoption of the Company's Employee Stock Purchase Plan was as follows:

          For                Against/Withheld           Abstentions
--------------------      ----------------------     -----------------
      2,903,722                1,311,633                  56,406

ITEM 5.  OTHER INFORMATION None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.  Description of Exhibit

3(a)         Certificate of Incorporation of the Company, as amended (1)
3(b)         Bylaws of the Company (2)
10.1         1998 Stock Option Plan (3)
10.2         Employment Agreement between Michael Flynn and the Company (4)
10.3         Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4         Employment Agreement between Ronald D. Paul and the Company (4)
10.5         Director Fee Agreement between Leonard L. Abel and the Company (4)
10.6         Employment Agreement between Susan G. Riel and the Bank (4)
10.7         Employment Agreement between Martha F. Tonat and the Bank (4)
10.8         Employment Agreement between Wilmer L. Tinley and the Bank (4)
10.9         Employee Stock Purchase Plan (5)
11           Statement Regarding Computation of Per Share Income
21           Subsidiaries of the Registrant
31.1         Rule 13a-14(a) Certification of Ronald D. Paul
31.2         Rule 13a-14(a) Certification of Wilmer L. Tinley
31.3         Rule 13a-14(a) Certification of Michael T. Flynn
32.1         Section 1350 Certification of Ronald D. Paul
32.2         Section 1350 Certification of Wilmer L. Tinley
32.3         Section 1350 Certification of Michael T. Flynn

-----------------------------
(1) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the period ended
      September 30, 2002.
(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.
(3)   Incorporated by reference to Exhibit 10.1 to the Company's Annual
      Report on Form 10-KSB for the year ended December 31, 1998.
(4) Incorporated by reference to exhibits of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(5) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-116352)

(b)   Reports on Form 8-K

         On April 16, 2004, the Company filed a Current Report on Form 8-K, reporting earnings for the quarter ended March 31, 2004.

              On May 4, 2004 the Company filed a Current Report on Form 8-K, providing expanded earnings information for the quarter ended March 31, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EAGLE BANCORP, INC.


Date: August 11, 2004                    By: /s/ Ronal D. Paul
                                             ----------------------------------
                                             Ronald D. Paul, President and CEO



Date: August 11, 2004                    By: /s/ Wilmer L. Tinley
                                             ----------------------------------
                                             Wilmer L. Tinley,
                                             Senior Vice President and CFO