Form 10-Q/A
period 2004-03-31
EAGLE BANCORP INC
filed 2004-08-20
CIK 1050441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

This amended report is filed solely for the purpose of reflecting, in Note 6 to the unaudited consolidated financial statements included in the report, certain options which were inadvertently omitted from the calculation in that Note of stock based compensation expense, pro forma net income and pro forma net income per share. The omission did not have any effect on reported net income or reported net income per share.

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

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 and 2003
                        (dollars in thousands-unaudited)


                                                                      Three Months Ended      Three Months Ended
                                                                          March 31, 2004          March 31, 2003
                                                                      ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  1,179                $    983
Adjustments to reconcile net income to net cash
   Provided (used) by operating activities:
   (Decrease) increase in deferred income taxes                                       (1)                    106
   Provision for credit losses                                                       154                     224
   Depreciation and amortization                                                     209                     145
   Gain on sale of loans                                                            (172)                   (248)
   Origination of loans held for sale                                             (7,470)                 (7,646)
   Proceeds from sale of loans held for sale                                       6,950                   9,843
   Gain on sale of investment securities                                            (253)                   (192)
   Increase in other assets                                                         (409)                   (367)
   Increase in other liabilities                                                     206                       8
                                                                                --------                --------

        Net cash provided by operating activities                                    393                   2,856
                                                                                --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in interest bearing deposits with other banks                   (649)                    294
Purchases of available for sale investment securities                            (63,060)                (36,141)
Proceeds from maturities of available for sale securities                         45,251                  31,529
Proceeds from sale of available for sale securities                               30,340                   8,078
Increase in federal funds sold                                                   (17,026)                 (7,088)
Net increase in loans                                                            (12,804)                 (2,844)
Bank premises and equipment acquired                                                (813)                   (557)
Increase in BOLI contracts                                                        (2,000)                     (0)
                                                                                --------                --------

        Net cash used by investing activities                                    (20,761)                 (6,729)
                                                                                --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                              50,126                     475
(Decrease) in federal funds purchased and securities sold
    under agreement to repurchase                                                (24,496)                   (105)
Increase in other short term borrowings                                               --                   2,325
Decrease in long-term borrowings                                                  (1,037)                 (1,000)
Issuance of common stock                                                             331                      28
                                                                                --------                --------

         Net cash provided by financing activities                                24,924                   1,723
                                                                                --------                --------

NET INCREASE IN CASH                                                               4,556                  (2,150)

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                    25,103                  18,569
                                                                                --------                --------

CASH AND DUE FROM BANKS AT END OF PERIOD                                        $ 29,659                $ 16,419
                                                                                ========                ========

Supplemental cash flow information:
    Interest paid                                                               $    916                $  1,050
    Income taxes paid                                                           $    400                $    127

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

                                                  2004        2003
                                                  ----        ----

Net income, as reported                          $1,179      $  983

Less pro forma stock-based compensation
    expense determined under the fair value
    method, net of related tax effects             (718)         (6)
                                                 ------      ------
Pro forma net income                             $  461      $  977
                                                 ------      ------

Net income per share:
    Basic - as reported                          $ 0.22      $ 0.34
    Basic - pro forma                            $ 0.09      $ 0.34
    Diluted - as reported                        $ 0.21      $ 0.32
    Diluted - pro forma                          $ 0.08      $ 0.31

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


                             EAGLE BANCORP, INC.


Date: August 20, 2004        By: /s/ Ronald D. Paul
                                 -----------------------------------------------
                                 Ronald D. Paul, President and CEO



Date: August 20, 2004        By: /s/ Wilmer L. Tinley
                                 -----------------------------------------------
                                 Wilmer L. Tinley, Senior Vice President and CFO