Form 10-Q
period 2004-09-30
EAGLE BANCORP INC
filed 2004-11-09
CIK 1050441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)
( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to          .
                                                ----------    --------


                         Commission File Number 0-25923


                               EAGLE BANCORP, INC
             (Exact name of registrant as specified in its charter)

            Maryland                                          52-2061461
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification No.)

7815 Woodmont Avenue, Bethesda, Maryland                         20814
     (Address of principal executive offices)                  (Zip Code)

                                 (301) 986-1800
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   (X)      No  ( )
                                                 -----        -----

         Indicate by check mark whether the registrant is an accelerated filer (
as defined in Rule 12b-2 of the Exchange Act Yes  ( )    No    (X)
                                                 -----        -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         As of November 4, 2004, the registrant had 5,408,169 shares of Common Stock outstanding.

Item 1 - Financial Statements

                               EAGLE BANCORP, INC.
                           Consolidated Balance Sheets
                    September 30, 2004 and December 31, 2003
                             (dollars in thousands)

                                                                             September 30,
                                                                                 2004        December 31,
ASSETS                                                                       (unaudited)        2003
                                                                             -----------     -----------
Cash and cash equivalents                                                      $  38,204       $  25,103
Interest bearing deposits with other banks                                         9,612           4,332

Investment securities available for sale                                          77,606          82,581
Loans held for sale                                                                3,138           3,649
Loans                                                                            363,824         317,533
Less allowance for credit losses                                                  (4,176)         (3,680)
                                                                               ---------       ---------
    Loans, net                                                                   359,648         313,853
Premises and equipment, net                                                        5,425           4,259
Deferred income taxes                                                                936             862
Other assets                                                                      13,118           8,358
                                                                               ---------       ---------
           TOTAL ASSETS                                                        $ 507,687       $ 442,997
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest bearing demand                                                  $ 113,730       $  90,468
   Interest bearing transaction                                                   51,602          44,093
   Savings and money market                                                      116,529         104,429
   Time, $100,000 or more                                                         78,362          54,992
   Other time                                                                     50,798          41,532
                                                                               ---------       ---------
     Total deposits                                                              411,021         335,514
Federal funds purchased and securities sold under agreement to repurchase         27,370          38,454
Other short-term borrowings                                                        3,333           4,000
Long-term borrowings                                                               8,110          10,588
Other liabilities                                                                  1,375           1,429
                                                                               ---------       ---------
     Total liabilities                                                           451,209         389,985
                                                                               ---------       ---------

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; shares authorized 20,000,000, shares
    issued and outstanding  5,407,889 (2004) and 5,359,153 (2003)                     54              54
Additional paid in capital                                                        46,802          46,406
Retained earnings                                                                  9,533           6,281
Accumulated other comprehensive income                                                89             271
                                                                               ---------       ---------
     Total stockholders' equity                                                   56,478          53,012
                                                                               ---------       ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 507,687       $ 442,997
                                                                               =========       =========

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
           (dollars in thousands, except per share amounts-unaudited)

                                                             Nine Months    Nine Months    Three Months  Three Months
                                                             Ended          Ended          Ended         Ended
                                                             Sept 30, 2004  Sept 30, 2003  Sept 30, 2004 Sept 30, 2003
                                                             -------------  -------------  ------------- -------------
INTEREST INCOME:

  Interest and fees on loans                                    $ 15,157      $ 11,894      $  5,407       $  4,111
  Taxable interest and dividends on
   investment securities                                           1,639         1,280           584            364
  Interest on balances with other banks                               98           149            37             54
  Interest on federal funds sold /other cash equivalents             241            37           118             12
                                                                --------      --------      --------       --------
                                                                  17,135        13,360         6,146          4,541
                                                                --------      --------      --------       --------

INTEREST EXPENSE:
                                                                   2,689         2,360           973            704
  Interest on deposits
  Interest on federal funds purchased and securities
    sold under agreement to repurchase                                61            68            27             10
  Interest on short-term borrowings                                  112           257            27            113
  Interest on long-term borrowings                                   266           363            88             79
                                                                --------      --------      --------       --------
    Total interest expense                                         3,128         3,048         1,115            906
                                                                --------      --------      --------       --------


NET INTEREST INCOME                                               14,007        10,312         5,031          3,635

PROVISION FOR CREDIT LOSSES                                          457           730           227            305
                                                                --------      --------      --------       --------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                                               13,550         9,582         4,804          3,330
                                                                --------      --------      --------       --------

NONINTEREST INCOME:

  Service charges on deposit accounts                              1,014           892           305            313
  Gain (loss) on sale of investment
      securities                                                     193           214           (60)            --
  Gain on sale of loans                                              561           545           172            199
  Other income                                                       836           482           280            175
                                                                --------      --------      --------       --------
    Total noninterest income                                       2,604         2,133           697            687
                                                                --------      --------      --------       --------

NONINTEREST EXPENSES:
  Salaries and employee benefits                                   6,016         4,202         2,115          1,456
  Premises and equipment expenses                                  1,971         1,498           701            564
  Advertising                                                        212           203            53             79
  Outside data processing                                            469           407           183            143
  Other expenses                                                   2,418         1,610           910            562
                                                                --------      --------      --------       --------
    Total noninterest expenses                                    11,086         7,920         3,962          2,804
                                                                --------      --------      --------       --------

NET INCOME BEFORE INCOME TAXES                                     5,068         3,795         1,539          1,213

INCOME TAXES                                                       1,816         1,395           539            435
                                                                --------      --------      --------       --------

NET INCOME                                                      $  3,252      $  2,400      $  1,000       $    778
                                                                ========      ========      ========       ========

INCOME PER SHARE:


   Basic                                                        $   0.60      $   0.70      $   0.18       $   0.17
  Diluted                                                       $   0.58      $   0.65      $   0.18       $   0.16

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 and 2003
                        (dollars in thousands-unaudited)

                                                                     Nine Months Ended      Nine Months Ended
                                                                     September 30, 2004    September 30, 2003
                                                                     ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   3,252           $   2,400
Adjustments to reconcile net income to net cash
   Provided (used) by operating activities:
   Decrease in deferred income taxes                                             (74)               (219)
   Provision for credit losses                                                   457                 730
   Depreciation and amortization                                                 727                 504
   Gain on sale of loans                                                        (561)               (545)
   Origination of loans held for sale                                        (18,412)            (17,644)
   Proceeds from sale of loans held for sale                                  19,484              21,805
   Gain on sale of investment securities                                        (193)               (214)
   Increase in other assets                                                     (760)               (609)
   Decrease (increase) in other liabilities                                      203                (505)
                                                                           ---------           ---------

        Net cash provided by operating activities                              4,123               5,703
                                                                           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in interest bearing deposits with other banks             (5,280)              1,758
Purchases of available for sale investment securities                       (190,580)           (156,409)
Proceeds from maturities of available for sale securities                    155,720             140,746
Proceeds from sale of available for sale securities                           39,667              14,577
Decrease in federal funds sold                                                    --               1,012
Net increase in loans                                                        (46,330)            (50,400)
Bank premises and equipment acquired                                          (1,893)             (1,129)
Increase in BOLI contracts                                                    (4,000)             (2,000)
                                                                           ---------           ---------

        Net cash used by investing activities                                (52,696)            (51,845)
                                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                          75,507              34,870
Decrease in federal funds purchased and
   securities sold under agreement to repurchase                             (11,084)             (5,045)
Decrease in other short term borrowings                                         (667)             (4,600)
Decrease in long-term borrowings                                              (2,478)             (2,701)
Issuance of common stock                                                         396              29,887
                                                                           ---------           ---------
         Net cash provided by financing activities                            61,674              52,411
                                                                           ---------           ---------

NET INCREASE IN CASH                                                          13,101               6,269


CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                25,103              18,569
                                                                           ---------           ---------

CASH AND DUE FROM BANKS AT END OF PERIOD                                   $  38,204           $  24,838
                                                                           =========           =========


   Supplemental cash flow information:
        Interest paid                                                      $   2,996           $   2,958
        Income taxes paid                                                  $   1,520           $   1,372

   See notes to consolidated financial statements

                               EAGLE BANCORP, INC
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, unaudited)

                                                                                                    Accumulated
                                                                     Additional                         Other            Total
                                                      Common          Paid in         Retained      Comprehensive      Stockholders
                                                       Stock          Capital         Earnings      Income (loss)        Equity
                                                       -----          -------         --------      -------------        ------
Balances at January 1, 2004                         $     54         $ 46,406         $  6,281        $    271         $ 53,012

 Net income                                                                              3,252                            3,252

Other comprehensive income:
 Unrealized loss on securities available for
    sale (net of related tax)                                                                             (182)            (182)
                                                                                                                       --------
           Total other comprehensive income                                                                               3,070
                                                    ---------------------------------------------------------------------------
Exercise of options for 48,866 shares of
    common stock                                                          396                                               396
                                                    ---------------------------------------------------------------------------
Balances at September 30, 2004                      $     54         $ 46,802         $  9,533        $     89         $ 56,478
                                                    ===========================================================================
Balances at January 1, 2003                         $     29         $ 16,541         $  3,066        $    392         $ 20,028

 Net income                                                                              2,400                            2,400

Other comprehensive income:
    Unrealized loss on investment securities
    available for sale (net of related tax)                                                               (414)            (414)
                                                                                                                       --------
Total comprehensive income
                                                                                                                          1,986
                                                    ---------------------------------------------------------------------------
Proceeds from sale of 2,448,979
    shares of  common stock                               24           29,744                                            29,768

Exercise of options for 9,470
shares of common stock                                                    119                                               119
                                                    ---------------------------------------------------------------------------
Balances at September 30, 2003                      $     53         $ 46,404         $  5,466        $    (22)        $ 51,901
                                                    ===========================================================================

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of December 31, 2003 were derived from audited financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2003 Annual Report. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

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

3. INVESTMENT SECURITIES

     Amortized cost and estimated fair value of securities available - for - sale are summarized as follows:
     (in thousands)

                                                                    September 30, 2004
                                              ------------------------------------------------------------------
                                                                     Gross              Gross          Estimated
                                              Amortized         Unrealized         Unrealized               Fair
                                                   Cost              Gains             Losses              Value
                                              ---------         ----------         ----------          ---------
U. S. Government Agency securities             $ 46,572          $      8           $   (103)            46,477

Mortgage backed securities                       21,418                84               (131)            21,371

Federal Reserve Bank and
     Federal Home Loan Bank stock                 1,634                 -                  -              1,634

Other equity investments                          7,847               380               (103)             8,124
                                               --------          --------           --------           --------
                                               $ 77,471          $    472           $   (337)          $ 77,606
                                               ========          ========           ========           ========

                                                                       December 31, 2003
                                              ------------------------------------------------------------------
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
                                               ========          ========           ========           ========

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of September 30, 2004 are as follows:

(in thousands)

                                                                                                         Total
                                                                  Less than          More than      Unrealized
                                          Fair Value             12  Months          12 Months          Losses
                                     --------------------------------------------------------------------------
U. S. Government Agency securities          $ 34,480           $    (61)          $    (42)          $   (103)
Mortgage backed securities                    15,830                (31)              (100)              (131)
Other equity investments                       1,049                (98)                (5)              (103)
                                            --------           --------           --------           --------
       Total                                $ 51,359           $   (190)          $   (147)          $   (337)


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


5. EARNINGS PER SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of September 30, 2004 there were 54,360 shares excluded from the diluted net income per share computation because their inclusion would be anti-dilutive


6. STOCK-BASED COMPENSATION

        The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the three and nine months ended September 30, 2004 and 2003. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the three and nine months ended September 30.

                                                                      Nine Months                 Three Months
                                                                  Ended September 30,         Ended September 30,
                                                              ---------------------------- ---------------------------
                                                                  2004          2003           2004          2003
                                                              ------------- -------------- ------------- -------------
Net income, as reported                                           $  3,252       $  2,400      $  1,000       $   778

Less pro forma stock-based compensation expense
  determined under the fair value method, net of
  related tax effects                                                (724)          (173)           (6)             -
                                                              ------------- -------------- ------------- -------------
Pro forma net income                                              $  2,528       $  2,227      $    994       $   778
                                                              ============= ============== ============= =============

Net income per share:
  Basic - as reported                                             $   0.60       $   0.70      $   0.18      $   0.17
  Basic - pro forma                                               $   0.52       $   0.65      $   0.18      $   0.17
  Diluted - as reported                                           $   0.47       $   0.65      $   0.18      $   0.16
   Diluted - pro forma                                            $   0.44       $   0.61      $   0.18      $   0.16

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiary, the Bank. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.

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

GENERAL

         Eagle Bancorp, Inc. is a growing, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997 to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full-service alternative to the super regional financial institutions, which dominate our primary market area. The cornerstone of our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has five offices serving Montgomery County and two offices in the District of Columbia. In February 2004, the Company executed a lease for a new office to be opened in 2006 in Friendship Heights, Montgomery County, Maryland, on the District of Columbia line. Most recently the Company executed a lease for a third District of Columbia office to be located at 1425 K Street NW, Washington, D. C. This office will become the District of Columbia regional office and is expected to open in the first quarter of 2005.

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

RESULTS OF OPERATIONS

         The Company reported net income of $3.3 million for the nine months and $1.0 million for the three months ended September 30, 2004, as compared to net income of $2.4 million for the nine months and $ 778 thousand for the three months ended September 30, 2003. Income per basic share was $0.60 for the nine months and $0.18 for the three months ended September 30, 2004, as compared to $0.70 and $0.17 for the same periods in 2003. Income per diluted share was $0.58 for the nine months and $0.18 for the three months ended September 30, 2004, as compared to $0.65 and $0.16 for the same periods in 2003. The Company had a return on average assets of 0.9% and return on average equity of 7.9% for the first nine months of 2004, as compared to returns on average assets and average equity of 0.9% and 11.5%, respectively, for the same nine months of 2003.

         The increase in net income for the nine months ended September 30, 2004 as compared to the same period in 2003, can be attributed to an increase of 35.8% in net interest income, resulting from an increase of 29.7% in average earning assets and an increase in the net interest margin of 18 basis points. Net interest income increased from $10.3 million to $14.0 million and average earning assets increased from $337 million to $438 million. Net interest margin increased from 4.09% for the first nine months of 2003 to 4.27% for the same period in 2004 as market interest rates began to rise after falling through most of 2003. On June 30, 2004, the Federal Reserve Bank announced its first increase in the federal funds target rate in over two years. That 25 basis point increase was followed by 25 basis point increases in August and September. The impact of these increases has contributed to the improvement in the Company's margin. While short term rates on earning assets have risen, the cost of short term core, NOW and MMA accounts, deposits have not increased by comparable basis points. The percentage of loans, which generally have higher yields than securities and other earning assets, increased from 76% of average earning assets in the nine month period of 2003 to 78% of earning assets in the same period of 2004. Noninterest income increased 22%, to $2.6 million for the first nine months of 2004, from $2.1 million in the same period of 2003. The net income for the three months ended September 30, 2004, represents an increase of 28% from the same period in 2003, $1 million as compared to $778 thousand. The combination of an increase in net interest income, a lower provision for credit losses, and an increase in noninterest income resulted in the significant improvement in reported income.

         For the nine months ended September 30, 2004, the Company recorded a provision for credit losses in the amount of $457 thousand compared to $730 thousand for the first nine months of 2003. The provision for the third quarter of 2004 was $227 thousand compared to $305 thousand for the same quarter in 2003. As discussed in the section on Allowance for Credit Losses, the Company had significant recoveries on previously charged off loans and the Company's loss experience continued to be very favorable allowing for an adjustment in factors influencing the level of the allowance. At September 30, 2004, the allowance for credit losses was $4.2 million, as compared to $3.7 million at December 31, 2003. The Company had net recoveries of $39 thousand during the first nine months of 2004. This compared to net charge-offs of $259 thousand for the first nine months of 2003.

         While the results of operations for the first nine months and third quarter of 2004 compared to the first nine months and to the third quarter of 2003 were up, $3.3 million from $2.4 million, for the nine month periods and $1 million from $778 thousand for the quarterly periods, earnings per share were down, $0.60 from $0.70 for the nine month period but up for the quarter from $0.17 in 2003 to $0.18 in the third quarter of 2004. The increase in earnings per share in the third quarter can be attributed to the commonality of share basis for the computation. In August 2003, the Company closed its stock offering and included an additional 2.4 million shares in its earnings per share computation giving the effect of a reduced earnings per share. For the nine month period return on average equity was down to 7.9% for 2004 from 11.5% for 2003. The reduction in this ratio is directly attributable to the increase in equity of approximately $30 million resulting from the stock offering closed in August 2003.

The following table sets out the annualized returns on average assets, returns on average equity and equity to assets (average) for the nine months ended September 30, 2004 and 2003 and the year ended December 31, 2003:

                                                 September            September           December
                                                    2003                2003                2004
                                                    ----                ----                ----
         Return on average assets                   0.92%               0.88%               0.86%

         Return on average equity                   7.91%              11.50%               9.45%

         Average equity to average assets          11.68%               7.66%               9.05%


NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first nine months of 2004 was $14.0 million compared to $10.3 million for the first nine months of 2003 and for the third quarter of 2004 was $5.0 compared to $3.6 million for the third quarter of 2003.

         The table labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" presents the average balances and rates of the various categories of the Company's assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference between the rate earned on assets less the cost of funds expressed as a percentage. While spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing liabilities in its calculation and is net interest income expressed as a percentage of total earning assets. Interest spread increased in the nine months of 2004 from the first nine months of 2003 by 20 basis points, to 3.92% from 3.72%; and margin increased 18 basis points, to 4.27% from 4.09%. The increases by the Federal Reserve in the federal funds target rate, beginning June 30 and continuing in August and September, aggregated 75 basis points and contributed to and is expected to continue to contribute to improved spread and margin. Management is particularly pleased that the Company was able to maintain a relatively stable spread and margin following a long period of interest rate declines. Management was able to maintain stability by reducing the cost of funds, from 1.58% during the first nine months of 2003 to 1.31% for the same period in 2004, as it faced lower yields on its earning assets, which declined from 5.29% during the first nine months of 2003 to 5.23% in 2004. At the same time, the mix of earning assets improved as higher yielding loans increased from 76% of earning assets in 2003 to 78% in 2004.

         The declines in the yields on earning assets from the first nine months of 2003 to the first nine months of 2004 reflect the impact of the significant rate reductions effected by the Federal Reserve from 2001 through 2003 on loans, which comprise the vast majority of earning assets. After a long decline, the investment portfolio yield increased by 61 basis points from the first nine months of 2003 to the same period in 2004. The slowdown in mortgage refinancing caused by slightly higher rates helped improve the Bank's investment portfolio yield as premium amortizations on mortgage backed securities slowed. In order to keep the investment portfolio short for liquidity with expectations that rates would start to move upward, the Bank invested in interest bearing deposits with other banks, in amounts which made them eligible for FDIC insurance to obtain better short term yields. These CDs yielded 2.35% during the first nine months of 2004, a relatively attractive rate given their short term nature and low risk, as compared to the rates offered on federal funds and U. S. Treasury bills. At September 30, 2004, the Bank had $9.6 million of such deposits. The decline in yields on interest bearing liabilities is also reflective of the series of rate cuts by the Federal Reserve. The recent increases in the federal funds target rate are expected to have a positive impact on Company earnings. Management feels that the Company's earning assets are of a short enough duration to take full advantage of further increases in rates by the Federal Reserve System and other market forces, while increases in rates on deposits are expected to lag increases on earning assets. See the section addressing GAP and Asset/Liability Management.

         The decline in the yield on the loan portfolio, 28 basis points from September 2003 to September 2004, was less than might be expected in the general interest rate environment of 2003 leading into the 2004. Approximately 59% of the Bank's loan portfolio consists of loans which reprice in periods of one to twelve months, 11% in one to three years, 25% in three to five years and 5% reprice beyond five years. Management feels that this repricing frequency positions the Bank to improve its interest margin in the coming months, if interest rates continue to rise. Interest rate shock results are included under the section Asset/Liability Management.

         On the liability side, management aggressively reduced rates on deposit accounts. The reduction in the rate on total interest bearing liabilities from the first nine months of 2003 to the first nine months of 2004 was 27 basis points which compares to a reduction of 6 basis points in the yield on earning assets over the same period.

AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET INTEREST MARGIN NINE MONTHS ENDED SEPTEMBER 30,

                                                             2004                                      2003
                                                -----------------------------------    -------------------------------------
                                                Average                    Average       Average                    Average
                                                Balance     Interest    Yield/Rate       Balance     Interest    Yield/Rate
                                                -------     --------    ----------       -------     --------    ----------
ASSETS:

Interest earnings assets:

    Interest bearing deposits with other banks  $  5,571     $     98       2.35%       $  8,898    $    149          2.24%
    Loans                                        341,559       15,160       5.93%        256,012      11,893          6.21%
    Investment securities                         70,011        1,636       3.12%         67,941       1,280          2.51%
    Federal funds sold and cash equivalents       20,510          241       1.57%          4,472          37          1.10%
                                                 -------       ------                    -------      ------
           Total interest earning assets         437,651       17,135       5.23%        337,323      13,359          5.29%

    Total noninterest earning assets              35,587                                  28,657
    Less: allowance for credit losses              3,881                                   2,933
                                                --------                                --------
      Total nonearning assets                     31,706                                  25,724
                                                --------                                --------
      TOTAL ASSETS                              $469,357                                $363,047
                                                ========                                ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest bearing liabilities:

   NOW accounts                                 $ 49,512           50       0.13%       $ 37,994          64          0.23%
   Savings and money market accounts             118,293          854       0.96%         99,063         916          1.24%
   Certificates of deposit                       118,665        1,785       2.01%         77,392       1,380          2.38%
   Customer repurchase agreements                 16,647           61       0.49%         20,646          68          0.49%
   Short-term borrowing                            6,248          112       2.39%          7,476         177          3.17%
   Long-term borrowing                             9,128          266       3.89%         16,007         442          3.69%
                                                 -------       ------                    -------      ------
          Total interest bearing liabilities     318,493        3,128       1.31%        258,578       3,047          1.58%
                                                 -------       ------                    -------      ------

Noninterest bearing liabilities:
    Noninterest bearing deposits                  94,396                                  68,779
    Other liabilities                              1,642                                   1,325
    Escrowed subscriptions received                    -                                   6,539
                                                --------                                 -------
         Total noninterest bearing liabilities    96,038                                  76,643

Stockholders' equity                              54,826                                  27,826
                                                --------                                 -------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                  $469,357                                $363,047
                                                ========                                ========

Net interest income                                          $ 14,007                               $ 10,312
                                                             ========                               ========
Net interest spread                                                         3.92%                                     3.72%
Net interest margin                                                         4.27%                                     4.09%

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

         Management has developed a comprehensive review process to monitor the adequacy of the allowance for credit losses. The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies. The results of this review process, in combination with conclusions of the Bank's outside loan review consultant, support management's view as to the adequacy of the allowance as of the balance sheet date. During the first nine months of 2004, a provision for credit losses was made in the amount of $457 thousand after considering the impact of $39 thousand in net recoveries during the period. Please refer to the discussion under the caption, "Critical Accounting Policies" for an overview of the underlying methodology management employs on a quarterly basis to maintain the allowance.

         At September 30, 2004, the Company had three loans classified as nonaccrual in the amount of $2.6 million (includes one loan which has a US Government SBA guarantee of $150 thousand) which are considered impaired under Statement of Financial Accounting Standards ("SFAS No. 114"). As part of its comprehensive loan review process, the Bank's Board of Director's Loan Committee and/or Board of Directors Credit Review Committee carefully evaluates loans over thirty days past due. The Committee(s) makes a thorough assessment of the conditions and circumstances surrounding each past due loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past due, unless they are well secured and in the process of collection.

         The provision for credit losses of $457 thousand in the first nine months of 2004 compared to a provision for credit losses of $730 thousand in the first nine months of 2003. The higher level of the provision in 2003 is primarily attributable to a specific reserve set aside for a problem credit in 2003 which was not required when compared to 2004 and to two significant recoveries on previously charged-off loans. See the following table which reflects the comparative charge-off and recovery information.

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

                                              Nine Months Ended                 Year Ended
 (dollars in thousands)                          September 30,                 December 31,
                                         --------------------------------------------------------------
                                            2004           2003       2003         2002         2001
                                         -----------    ---------    --------    ---------    ---------
  Balance at beginning of year           $    3,680     $  2,766     $ 2,766     $  2,111     $  1,142
  Charge-offs:
      Commercial                                (95)        (318)       (319)        (192)           -
      Real estate - commercial                    -            -           -            -            -
      Construction                                -            -           -            -            -
      Home equity                                 -            -           -            -            -
      Other consumer                            (18)          (8)        (14)         (40)         (23)
                                         -----------    ---------    --------    ---------    ---------
 Total                                         (113)        (326)       (333)        (232)         (23)
                                         -----------    ---------    --------    ---------    ---------

 Recoveries:
      Commercial                                152           64          68           26            -
      Real estate - commercial                    -            -           -            -            -
      Construction                                -            -           -            -            -
      Home equity                                 -            -           -            -            -
      Other consumer                              -            3           4           18           13
                                         -----------    ---------    --------    ---------    ---------
 Total                                          152           67          72           44           13
                                         -----------    ---------    --------    ---------    ---------
 Net recoveries (charge-offs)                    39         (259)       (261)        (188)         (10)
                                         -----------    ---------    --------    ---------    ---------

 Additions charged to operations                457          730       1,175          843          979
                                         -----------    ---------    --------    ---------    ---------
 Balance at end of period                $    4,l76     $  3,237     $ 3,680     $  2,766     $  2,111
                                         ===========    =========    ========    =========    =========

 Annualized ratio of net
 charge-offs during the during the
 period to average loans
 outstanding during the period                  N/A         0.13%        0.10%        0.09%        0.01%
                                         -----------    ---------    --------    ---------    ---------


         The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

  (dollars in thousands)
                                              As of September 30,              As of December 31,
                                        ----------------------------      -----------------------------
                                                   2004                               2003
                                        ----------------------------      -----------------------------
                                           Amount      Percent (1)           Amount      Percent (1)
                                        ------------- --------------      ------------- ---------------
  Commercial                            $      2,486           23.6%      $      1,689            29.3%
  Real estate                                    550           47.0                888            47.3
  Construction                                   969           16.8                613            11.2
  Home equity                                    108           11.8                171            10.7
  Other consumer                                  63            0.8                 72             1.5
  Unallocated                                      -              -                247               -
                                        ------------- --------------      ------------- ---------------
  Total allowance for credit losses     $      4,176            100%      $      3,680             100%
                                        ============= ==============      ============= ===============

(1) Represents the percent of loans in category to gross loans

NON-PERFORMING ASSETS

         The Company's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, and other real estate owned, totaled $2.6 million at September 30, 2004 compared to $476 thousand at September 30, 2003 and $654 thousand at December 31, 2003. The percentage of non-performing assets to total assets was 0.51% at September 30, 2004, compared to 0.12% at September 30, 2003 and 0.15% at December 31, 2003.

         Non-performing loans constituted all of the non-performing assets at September 30, 2004, September 30, 2003 and December 31, 2003. Non-performing loans at September 30, 2004 consist of $2.5 million loans on nonaccrual and one impaired loan in the amount of $109 thousand compared to one loan over ninety days delinquent of $210 thousand and one impaired loan of $266 thousand at September 30, 2003. The increase in nonperforming loans is primarily the result of one nonaccrual loan in the amount of $2.2 million. The Company believes that this loan is well secured, by real estate collateral, and that it will be resolved without loss to the Company in the fourth quarter of 2004.

         The Company had no other real estate owned at either September 30, 2004 or 2003.

         The following table shows the amounts of non-performing assets at the dates indicated.


                                        September 30,         December 31,
                                   ------------------------   -------------
 (dollars in thousands)              2004          2003           2003
                                   ----------    ----------   -------------
 Nonaccrual Loans
     Commercial                    $     380     $     486    $        554
     Consumer                              -             -             100
     Real estate                       2,200             -               -
 Accrual loans-past due 90 days
      Commercial                           -             -               -
      Consumer                             -             -               -
      Real estate                          -             -               -
 Restructured loans                        -             -               -
 Real estate owned
                                   ----------    ----------   -------------
      Total non-performing assets  $   2,580     $     486    $        654
                                   ==========    ==========   =============

At September 30, 2004, there were no performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms.


NONINTEREST INCOME

Noninterest income primarily represents deposit account service charges and fees, gains on the sale of loans, other noninterest loan fees, income from bank owned life insurance ("BOLI") and other service fees. For the nine months ended September 30, 2004 noninterest income was $2.6 million, which included $193 thousand in net gains on the sale of investment securities. This compared to $2.1 million of noninterest income for the nine months ended September 30, 2003, which included $214 thousand in net gains on the sale of investment securities. For the quarter ending September 30, 2004, the Company had $697 thousand in noninterest income compared to $687 thousand for the same period in 2003. During the third quarter of 2004 the Company sold securities recognizing a loss of $60 thousand compared to no gain or loss in the third quarter of 2003. The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $346 thousand for the nine months ended September 30, 2004 compared to $316 thousand for the nine months ended September 30, 2003. For the comparative third quarters ending September 30, the income from the sale of the insured portion of SBA loans was $105 thousand in 2004 and $153 thousand in 2003. The Company also originates residential permanent mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $215 thousand in the nine months of 2004 compared to $229 thousand in the same period in 2003. The decrease in the premiums realized on the sale of mortgage loans can be directly attributed to the rise in mortgage loan interest rates in the first quarter of 2004. The slow down in this area could continue as mortgage rates rise.

Other items in noninterest income increased 36% from $1.4 million for the nine months ended September 30, 2003 to $1.9 million for the nine months ended September 30, 2004. This category includes deposit account service charges and noninterest income fees such as documentation preparation and prepayment penalties. Income for the nine months ended September 30, 2004 was $1.0 million from deposit account services charges, $109 thousand from SBA loan service fees and $280 thousand from BOLI, versus $892 thousand from deposit account service charges, $59 thousand from SBA service fees and $180 thousand from BOLI for the nine months ended September 30, 2003.

To increase noninterest income the Company is planning on establishing, as a subsidiary of the Bank, a title company service which can be offered to its many commercial borrowers. This venture is expected to begin operations in the first quarter of 2005.


NONINTEREST EXPENSE

Noninterest expense was $11.0 million for the nine months ended September 30, 2004 compared to $7.9 million for the nine months ended September 30, 2003. This represented a period to period increase of 39%. The increase for the quarter ending September 30 of each year was 41%, increasing from $2.8 million to $4 million. Increases in noninterest expense primarily relate to increases in salaries and employee benefits which increased 43% from the first nine months of 2003 to the first nine months of 2004, from $4.2 million to $6 million. Salaries and benefits increased 45% in the third quarter of 2004 from the third quarter of 2003 to $2.1 million from $1.5 million. During the first quarter of 2004, to accommodate the growth in assets, customer accounts and offices experienced by the Bank in 2003 and to accommodate the growth anticipated in 2004, a number of additions to staff were made in the lending and operations (customer service) areas. Management felt that these additions and the associated expenses were necessary to assure a continued growth pattern and quality of service which characterized the Company since its inception. The increase of 33% in premises and equipment for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, from $1.5 million to $2 million, and 24% for the third quarter from $564 thousand to $701 thousand, can be attributed to the expenses for the Bank's Rockville Pike Office, new deposit and loan operations offices in Silver Spring acquired to house an expanded support staff and the Bank's new office at 1228 Connecticut Avenue in Washington, DC.

Other expenses, which increased 50% from $1.6 million to $2.4 million for the nine months ending September 30, 2004 compared to the nine months ended September 30, 2003 and 62%, from $562 thousand for the third quarter of 2003 to $910 thousand for the third quarter of 2004, represent a number of expense categories ranging from business development and office supplies to charitable contributions. Management monitors these expenses closely and believes that the increase in them is consistent with the needs of an aggressively growing Company. In future periods, noninterest expenses to which the Company has not been subject to date, such as deposit insurance premiums which may be required as a result of declines in the reserve ratios of the deposit insurance funds, may have an adverse effect on the results of operations of the Company.

FINANCIAL CONDITION

As of September 30, 2004, assets were $507.6 million and deposits were $411.0 million. Assets grew by $64.7 million from December 31, 2003, and deposits grew by approximately $75.5 million.

Loans

Total loans, excluding loans held for sale, increased approximately $46.3 million from December 31, 2003 to September 30, 2004, from $317.5 million to $363.8 million.

Loans, net of amortized deferred fees and costs, at September 30, 2004, September 30, 2003 and December 31, 2003 are summarized by type as follows:

                                          September 30,    Percent     September 30,    Percent    September 30,       Percent
                                                  2004    of Total              2003   of Total             2003      of Total
                                          -------------    -------     -------------    -------    -------------       -------
Commercial                                  $   85,685       23.6%        $   70,087      26.8%        $   93,112       29.3%
Real estate                                    171,110       47.0%           130,583      50.0%           149,783       47.3%
Construction                                    61,054       16.8%            24,111       9.2%            35,644       11.2%
Home equity                                     42,961       11.8%            31,908      12.2%            34,092       10.7%
Other consumer                                   3,014        0.8%             4,703       1.8%             4,902        1.5%
                                            ----------       ----         ----------      ----         ----------       ----
    Total loans                                363,824        100%           261,392       100%           317,533        100%
                                                             ====                         ====                          ====
      Less: allowance for credit losses         (4,176)                       (2,952)                      (3,680)
                                            ----------                    ----------                   ----------

Loans, net                                  $  359,648                    $  257,440                   $  313,853
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

For the nine months ending September 30, 2004 from December 31, 2003, deposits grew $75.5 million, from $335.5 million to $411.0 million.

Approximately 31% of the Bank's deposits are made up of certificates of deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking and does not accept brokered certificates, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand. The Bank has paid negotiated rates for deposits in excess of $500 thousand but the rates paid have rarely been more than 25 to 50 basis points higher than posted rates and deposits also have been negotiated at below market rates. From time to time, when appropriate in order to fund strong loan demand, the Bank accepts certificates of deposits, generally in denominations of less than $100 thousand on a non brokered basis, from bank and credit union subscribers to a wholesale deposit rate line. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired. Although it is possible for rates to significantly exceed local market rates it has not been the experience of the Bank. At September 30, 2004 the Bank held $28.9 million of these deposits at an average rate of 2.30% as compared to $28.8 million of these deposits, at an average rate of 3.43% at September 30, 2003. During the first quarter of 2004 management felt that there was an opportunity to acquire longer maturities of these deposits at attractive interest rates and again began accepting these deposits with maturities greater than one year. Also, during the first quarter of 2004, the Company introduced a new certificate of deposit program CDARS, which will provides its customers with access to greater FDIC insurance coverage. Using CDARS the Bank can distribute customer funds among other FDIC-insured banks and thrifts, allowing customers to manage all their CDs through one relationship. Under this program, the Bank receives a comparable volume of deposits from other participating institutions thereby gaining the full advantage of its customers' deposits while providing a service which allows all of the customers' deposits to be insured.

At September 30, 2004, the Company had approximately $113.7 million in noninterest bearing demand deposits, representing 27.6% of total deposits. This compared to $90.5 million of these deposits at December 31, 2003. These are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and indices of financial performance.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $20..2 million at September 30, 2004 compared to $17.0 million at December 31, 2003. Customer repurchase agreements are not deposits and are not FDIC insured but are secured by US Treasury and/or US government agency securities. These accounts are particularly suitable to businesses with significant change in the levels of cash flow over a very short time frame often measured in days. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At September 30, 2004, the Company had no outstanding balance under its line of credit provided by a correspondent bank. The Bank had $11.3 million of FHLB short and long-term borrowings, as compared to $14.3 million at December 31, 2003. These advances are secured 50% by US government agency securities and 50% by a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio. At September 30, 2004, the Bank also had federal funds purchased of $7.0 million. This borrowing was paid in full the first week of October. Through another subsidiary of the Company, Bethesda Leasing LLC, there were outstanding long term borrowings of $110 thousand. This loan was obtained to fund the purchase of an impaired loan from the Bank.

LIQUIDITY MANAGEMENT

Liquidity is the measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor requirements for use of their funds. The Bank's sources of liquidity consist of cash balances, due from banks, loan repayments, federal funds sold and short term investments. These sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds. The Company maintains a $10 million line of credit with a correspondent bank, against which it has guaranteed a $110 thousand loan to its subsidiary Bethesda Leasing. The Bank can purchase up to $17.0 million in federal funds on an unsecured basis and enter into reverse repurchase agreements up to $10.0 million. At September 30, 2004, the Bank was also eligible to take FHLB advances of up to $82 million, of which it had advances outstanding of $11.3 million.

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

The mature earning pattern of the Bank is also a liquidity management resource. The earnings of the Bank are now at a level that allows it to pay higher rates to retain deposits over a short period, while it adjusts its asset base repricing to offset a higher cost of funds. The cost of retaining business in the short run and the associated reduction in earnings can be preferable to reducing deposit and asset levels and restricting growth.

At September 30, 2004, under the Bank's liquidity formula, it had $106 million of liquidity representing 22% of total Bank assets.

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

One of the tools used by the Company to manage its interest rate risks is a static GAP analysis presented below. The Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities. The model is then subjected to a "shock test" assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero. The results are measured by the effect on net income. The Company, in its latest model, shows a positive effect on income when interest rates immediately rise 200 basis points because of the short maturities of assets and a negative impact if rates were to decline further. With rates near historic lows, further reduction would reduce income on earning assets which could not be offset by a corresponding reduction in the cost of funds.

The following table reflects the result of a "shock test" simulation on the September 30, 2004, earning assets and interest bearing liabilities and the change in net interest income resulting from the simulated immediate increase and decrease in interest of 100 and 200 basis points. Also shown is the change in the Market Value Portfolio Equity resulting from the simulation. The model as presented is projected for one year.

                                                                                         Percentage change in
          Change in interest        Percentage change in net     Percentage change          Market Value of
         rates (basis points)           interest income            in net income           Portfolio Equity
         --------------------      ------------------------    --------------------     ---------------------
                +200                       + 15.4%                  + 39.0%                     + 17.2%
                +100                       +  7.9%                  + 19.9%                     +  9.2%
                  0                           -                        -                           -
                -100                       - 10.3%                  - 25.9%                     - 11.6%
                -200                       - 24.8%                  - 62.7%                     - 25.2%

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

GAP, a measure of the difference in volume between interest earning assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in particular time periods. At September 30, 2004, the Bank had a positive GAP of 28% out to three months and a cumulative positive GAP of 5% out to twelve months, as opposed to a three month positive gap of 11% and a cumulative twelve month negative gap of (10%) at December 31, 2003.

If interest rates continue to rise at a measured pace, as forecasters are predicting, the Bank's interest income and margin are expected to rise because of the favorable GAP position. Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the rise in the cost of liabilities may be greater than anticipated by the GAP model. If this were to occur, the benefits of a rising interest rate environment would not be as significant as management is expecting. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features of some of its assets. These factors have been thoroughly discussed with the Board of Directors Asset Liability Committee and management believes that current strategies are appropriate to current economic and interest rate trends. The negative GAP position is carefully monitored and is adjusted as conditions change. The following GAP table is presented on the basis of the Bank only.

GAP ANALYSIS
September 30, 2004
(dollars in thousands)
                                                   0-3           4-12          13-36        37-60       Over 60
 Repriceable in:                                  Months        Months         Months       Months       Months         Total
                                                  ------        ------         ------       ------       ------         -----
 ASSETS:
    Investment securities                       $   1,050     $  20,522      $  30,107     $   9,996     $   7,805     $  69,480
    Interest bearing deposits in other banks           --         9,540             --            --            --         9,540
    Loans                                         205,006        14,232         39,623        84,529        22,304       365,694
    Federal funds sold and cash equivalents        11,049            --             --            --            --        11,049
                                                ---------     ---------      ---------     ---------     ---------     ---------
 Total repriceable assets                       $ 217,105     $  44,294      $  69,730     $  94,525     $  30,109     $ 455,763
                                                =========     =========      =========     =========     =========     =========
LIABILITIES:
    NOW accounts                                $      --     $  25,801      $   5,160     $  20,641     $      --     $  51,602
    Savings and Money Market accounts              45,420        37,045         22,710        11,354            --       116,529
    Certificates of deposit                        31,987        75,323         21,091           759            --       129,160
    Customer repurchase agreements and
      Federal funds purchased                      13,111         8,148          2,037         4,074            --        27,370
    Other borrowing-short and long term             1,000         2,333          8,000            --            --        11,333
                                                ---------     ---------      ---------     ---------     ---------     ---------
 Total repriceable liabilities                  $  91,518     $ 148,650      $  58,998     $  36,828     $      --     $ 335,994
                                                =========     =========      =========     =========     =========     =========

 GAP                                            $ 125,587     $(104,356)     $  10,732     $  57,697     $  30,109     $ 119,769
 Cumulative GAP                                   125,587        21,231         31,963        89,660       119,769


 Interval gap/earnings assets                      27.56%        (22.90)%        2.36%        12.66%         6.61%
 Cumulative gap/earning assets                     27.56%          4.66 %        7.02%        19.68%        26.29%

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

The capital position of the Company's wholly-owned subsidiary, the Bank, continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for credit losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier1 capital to total average assets. At September 30, 2004, the Company's and Bank's capital ratios were in excess of the mandated minimum requirements.

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

CAPITAL

The actual capital amounts and ratios for the Company and Bank as of September 30, 2004 and 2003 are presented in the table below:

                                                                                                                   To Be Well
                                                                                                  For Capital    Capitalized Under
                                           Company                      Bank                        Adequacy     Prompt Corrective
                                           Actual                      Actual                        Purposes   Action Provisions**
     In thousands                          Amount         Ratio        Amount           Ratio         Ratio             Ratio
                                           ------         -----        ------           -----         -----             -----
As of September 30, 2004
Total capital (to risk-weighted Assets)      $60,565          14.5%      $43,431          10.7%        8.0%           10.0%

Tier 1 capital (to risk-weighted assets)     $56,389          13.5%       39,300           9.7%        4.0%            6.0%

Tier 1 capital (to average Assets)           $56,389          12.0%       39,300           8.4%        3.0%            5.0%

As of September 30, 2003
Total capital (to risk-weighted assets)      $55,137          17.1%      $33,662          11.9%        8.0%           10.0%

Tier 1 capital (to risk
  weighted assets)                           $51,900          16.1%       30,436          10.0%        4.0%            6.0%

Tier 1 capital (to average assets)           $51,900          14.3%       30,436           8.3%        3.0%            5.0%


 ** Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At September 30, 2004, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure About Market Risk".

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) Sales of Unregistered Securities. None

     (b) Use of Proceeds. Not Applicable.

     (c) Issuer Purchases of Securities. None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES    None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  None

ITEM 5.  OTHER INFORMATION None.

(a) Required 8-K Disclosures.        None
(b) Changes in Procedures for Director Nominations, by Security Holders. None

ITEM 6.   EXHIBITS

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




                             EAGLE BANCORP, INC.


Date:  November 8, 2004      By: /s/ Ronald D. Paul
                                 ---------------------------------------
                                 Ronald D. Paul, President and CEO



Date:  November 8, 2004      By: /s/ Wilmer L. Tinley
                                 -----------------------------------------------
                                 Wilmer L. Tinley, Senior Vice President and CFO