Form 10-K
period 2004-12-31
EAGLE BANCORP INC
filed 2005-03-16
CIK 1050441

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the fiscal year ended December 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________

                         Commission file number: 0-25923

                               Eagle Bancorp, Inc
             (Exact Name of Registrant as Specified in its Charter)
            Maryland                                   52-2061461
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
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

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether this registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X] No [ ]

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2004 was approximately $85.6 million.

As of March 9, 2005, the number of outstanding shares of the Common Stock, $.01 par value, of Eagle Bancorp, Inc. was 7,060,784.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Company's definitive Proxy Statement for the
                 Annual Meeting of Shareholders, to be held on
        May 17th, 2005 are incorporated by reference in part III hereof.

FORM 10-K CROSS REFERENCE OF MATERIAL INCORPORATED BY REFERENCE

The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2005, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2004.

PART II  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                    MATTERS. See "Market for Common Stock and Dividends" at Page
                    22.

         ITEM 6. SELECTED FINANCIAL DATA. See "Six Year Summary of Financial Information" at Page 3.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" at Pages 4 through 22.

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. See "Interest Rate Risk Management - Asset/Liability Management and Quantitative and Qualitative Disclosure About Market Risk" at Page 19.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. See Consolidated Financial Statements and Notes thereto at Pages 24 through 45.

         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

         ITEM 9A. CONTROLS AND PROCEDURES. See "Controls and Procedures" at Page 55 and "Management Report on Internal Control Over Financial Reporting" at page 56.

         ITEM 9B.   OTHER INFORMATION. None.

PART III ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The
                    information required by this Item is incorporated by reference to, the material appearing under the captions
                    "Election of Directors"; "Executive Officers who are Not
                    Directors"; and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement. The
                    Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Thomas D.
                    Murphy, EVP and COO, Eagle Bancorp, Inc., 7815 Woodmont
                    Avenue, Bethesda, Maryland 20814.

         ITEM 11.   EXECUTIVE COMPENSATION. The information required by this
                    Item is incorporated by reference to the material appearing under the captions "Election of Directors - Director's Compensation"; "- Executive Compensation" and "- Report of the Compensation Committee" and "Stock Performance Comparison" in the Proxy Statement.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. See "Securities Authorized for Issuance Under Equity Compensation Plans at page 23. The other information required by this Item is incorporated by reference to the material appearing under the captions "Voting Securities and Principal Shareholders".

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. The information required by this Item is incorporated by reference to, the material appearing under the caption "Election of Directors - Certain Relationships and Related Transactions" in the Proxy Statement.

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. The information required by this Item is incorporated by reference to the material appearing under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Accounting Firm" in the Proxy Statement.

PART IV  ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. See "Exhibits
                    and Financial Statements" at Page 58.

SIX YEAR SUMMARY OF SELECTED FINANCIAL DATA

The following table shows selected historical financial data for the Company. You should read it together with the Company's audited consolidated financial statements appearing elsewhere in this report.

                                                            Year Ended December 31,                              5 Year
                                   ---------------------------------------------------------------------------  Compound
(dollars in  thousand  except per     2004         2003         2002         2001         2000        1999     Growth Rate
share)                             ------------ ------------ ----------- ------------- ----------- ----------- ------------

SELECTED BALANCES- PERIOD END

Total assets                          $553,453     $442,997    $347,829      $236,833     $164,082   $113,218          37%

Total stockholders' equity              58,534       53,012      20,028        17,132      15,522      13,675          34%

Total loans (net)                      411,269      313,853     234,094       180,145     116,576      63,276          45%

Total deposits                         462,287      335,514     278,434       195,688     135,857      90,991          38%

RESULTS OF OPERATIONS

Interest income                        $24,195      $18,404     $16,661       $14,121     $10,501      $5,170          36%

Interest expense                         4,328        3,953       5,170         5,998       4,549       2,022          16%

Net interest income                     19,867       14,451      11,491         8,123       5,952       3,148          45%

Provision for credit losses                675        1,175         843           979         581         424          10%

Net interest income after
   provision for credit losses          19,192       13,275      10,648         7,144       5,371       2,724          48%

Noninterest income                       3,753        2,850       2,107         1,324         351         211          79%

Noninterest expense                     14,952       11,007       8,530         6,445       4,664       3,786          32%

Income (loss) before taxes (1)           7,993        5,118       4,225         2,023       1,058       (851)          66%

Income tax expense                       2,906        1,903       1,558           269           -           -

Net income or loss (1)                  $5,087       $3,215      $2,667        $1,754      $1,058      $(851)          48%

PER SHARE DATA (2)

Net income (loss), basic (1)             $0.72        $0.63       $0.71         $0.47       $0.28     $(0.22)          27%

Net income (loss), diluted (1)            0.69         0.59        0.66          0.45        0.28      (0.22)          26%

Book value                                8.29         7.61        5.32          4.55        4.14        3.65          18%

FINANCIAL RATIOS

Return on average assets                 1.04%        0.86%       0.91%         0.88%       0.78%     (1.07)%

Return on average equity                 9.16%        9.45%      14.51%        10.56%       7.41%     (5.91)%

Average equity to average assets        11.38%        9.05%       6.28%         8.36%      10.40%      18.22%

Net interest margin                      4.35%        4.14%       4.16%         4.31%       4.62%       4.29%

Efficiency ratio (3)                    63.30%       63.62%      62.73%        68.22%      74.00%     112.71%


(1) Compounded growth rate computed on a four year basis due to negative values in year 1.
(2) Adjusted for all years presented giving retroactive effect to the 1.3 to one stock split in the form of a 30% stock dividend paid on February 28, 2005, and in the form of a 40% stock dividend paid on June 15, 2001 and a five for four stock split in the form of a 25% stock dividend paid on March 31, 2000.
(3) Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

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

GENERAL

         Eagle Bancorp, Inc. is a growing, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997 to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full-service alternative to the super regional financial institutions, which dominate our primary market area. The cornerstone of our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank has five offices serving Montgomery County and three offices in the District of Columbia. In May 2004, the Bank opened a branch in the Dupont Circle area of the District of Columbia. In January 2005, the Bank opened a branch in McPherson Square area of the District of Columbia. In February 2004, the Company executed a lease for a new office to be opened in 2006 in Friendship Heights, Montgomery County, Maryland, on the District of Columbia line.

         The Company offers full commercial banking services to our business and professional clients as well as complete consumer banking services to individuals living or working in the service area. We emphasize providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near our primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community we serve. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. We have developed significant expertise and commitment as an SBA lender, have been designated a Preferred Lender by the Small Business Administration (SBA), and are one of the largest SBA lenders, in dollar volume, in the Washington Metropolitan area.

         To afford greater service to commercial customers, the Bank has formed a title company, Eagle Land Title Company, LLC, which is a wholly owned subsidiary of the Bank.

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

         Three basic components comprise our allowance for credit losses: a specific allowance, a formula allowance and an allowance to take into consideration external, environmental factors. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance to loans which have been classified. Classified loans may show deficiencies in the borrower's overall financial condition, payment record, support available from financial guarantors and/or the fair market value of collateral. When a loan has been classified as substandard or doubtful a specific reserve is established based on the Company's assessment of the impairment that may be associated with the individual loan. Specific allowances constituted 5.45% of the total allowance at December 31, 2004. The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those classified loans with a specific allowance. All loans are grouped by type (commercial, commercial real estate, construction, home equity or consumer). Each loan type is assigned an allowance and risk classification factor based on management's estimate of the risk, complexity and size of individual loans within a particular category. Classified loans are assigned higher allowance factors than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements regarding the borrower. Allowance factors grow with the worsening of the internal risk rating. The formula allowance comprised 65.18% of the total allowance at December 31, 2004. The allowance associated with external or environmental factors is used to estimate the potential loss of non-classified loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements. The environmental allowance captures potential risk losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance. This component comprised 29.37% of the total allowance at December 31, 2004.

         Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and nonspecific allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on management's assessment of the global factors discussed above and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a related, after tax effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. For additional information regarding the allowance for credit losses, refer to Notes 1 and 4 to the Consolidated Financial Statements and the discussion under the caption "Allowance for Credit Losses" below.

RESULTS OF OPERATIONS

         The Company reported net income of $5.09 million for the year ended December 31, 2004, as compared to income of $3.22 million for the year ended December 31, 2003 and income of $2.67 million for the year ended December 31, 2002. Income per basic share was $0.72 for the year ended December 31, 2004, as compared to $0.63 for 2003 and $0.71 for 2002. Income per diluted share was $0.69 for 2004, $0.59 for 2003 and $0.66 for 2002. The Company had a return on average assets of 1.04% and return on average equity of 9.16% in 2004, as compared to returns on average assets and average equity of 0.86% and 9.45%, respectively in 2003 and 0.91% and 14.51% in 2002. The Company recorded an income tax expense of $2.90 million for 2004, compared to $1.90 million for 2003 and $1.56 million for 2002, the first full year for which it recognized tax expense.

         During 2004, the Company recorded a provision for credit losses in the amount of $675 thousand. At December 31, 2004, the allowance for credit losses was $4.24 million, compared to $3.68 million at December 31, 2003. The Company had net charge-offs of $115 thousand in 2004 or 0.03% of average loans.

         For the quarter ending December 31, 2004 the Company had net income of $1.8 million, $0.26 per basic share and $0.25 per diluted share. This compared to net income of $815 thousand, $0.12 per basic and $0.12 per diluted share for the fourth quarter of 2003.


NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income in 2004 was $19.87 million compared to $14.45 million in 2003 and $11.49 million in 2002.

         The table labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" shows the average balances and rates of the various categories of the Company's assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference between the rate earned on assets less the cost of funds expressed as a percentage. While spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing liabilities in its calculation and is net interest income expressed as a percentage of total earning assets. The net interest spread increased in 2004 from 2003 by 22 basis points to 3.99% from 3.77%; and margin increased 21 basis points, to 4.35% from 4.14%. The increase in margin is attributable to an increase in the yield on earning assets of 4 basis points, from 5.27% for 2003 to 5.31% in 2004, and a decrease in the cost of interest bearing liabilities of 18 basis points from 1.50% to 1.32%, during the same period.

         The yield on earning assets increased from 5.27% for the year ended December 31, 2003 to 5.31% for the year ended December 31, 2004, and the rates paid on interest bearing liabilities decreased from 1.50% for the year ended December 31, 2003 to 1.32% for the year ended December 31, 2004. The average yield on loans fell 8 basis points from 2003 to 2004, following a decline of 71 basis points from 2002 to 2003. These declines reflect the impact of the significant rate reductions effected by the Federal Reserve in 2001 and continued into 2002 and 2003 with the last rate reduction occurring in June 2003. The Federal Reserve began a measured increase in rates by 25 basis points in June 2004. The increases in rates continued over the balance of 2004 ending with a cumulative increase of 125 basis points. On a comparative basis, the increases in loan rates over the last six months of 2004 did not fully offset the low interest levels prevalent in the first six months. Current levels of interest yields on Bank loans exceed those of 2003 and the higher yields are expected to offset projected pressures on the margin from increased cost of funds. The yield in the investment portfolio increased by 48 basis points from 2003 to 2004 as the Company maintained a portfolio of short term fixed rate securities, mortgage backed securities ("MBS") and equity securities, principally REITs, which provided higher yields than the short term debt securities and MBS. The average federal funds rate, reflecting the increase in short term market rates, increased 65 basis points from 1.15% for 2003 to 1.80% for the year 2004.

         On the liability side, management had aggressively reduced rates on deposit accounts throughout the period of declining interest rates and into the first six months of 2004. The reduction in the rate on total interest bearing liabilities from 2003 to 2004 was 18 basis points. Management notes that competitive pressures are increasing to raise interest rates on interest bearing liabilities and does not expect to maintain the exceptionally low level of its cost of funds.

         The Company is well positioned to benefit from further increases in interest rates as is reflected in the "shock" analysis included later in this presentation. However, as yields on earning assets are expected to increase, so does the cost of funds. During the period of increasing short term market rates, beginning in June, competition has maintained the rates paid on core interest bearing liabilities. There are indications that, with strong loan demand throughout the market area, there will be greater upward pressure on the Company's cost of funds throughout 2005.

AVERAGE BALANCES, INTEREST YIELDS AND RATES AND NET INTEREST MARGIN


                                                                         Year Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                                   2004                           2003                            2002
                                       ------------------------------  ----------------------------  -------------------------------
                                                            Average                        Average                         Average
                                        Average              Yield/    Average             Yield/    Average                Yield/
(dollars in thousands)                  Balance   Interest    Rate      Balance   Interest  Rate     Balance    Interest     Rate
                                       ---------- --------- ---------  ---------- -------- --------  ---------- ---------- ---------
ASSETS:

Interest earning assets:
   Interest bearing deposits with
     other banks                        $  6,432   $   152      2.36%   $  7,843  $   180     2.29%   $  2,868    $    77      2.67%
   Loans (1)                             353,537    21,393      6.05     266,811   16,354     6.13     210,303     14,379      6.84
   Investment securities                  70,720     2,195      3.10      69,086    1,807     2.62      57,983      2,124      3.68
   Federal funds sold and cash
     equivalents                          25,290       455      1.80       5,417       62     1.15       5,166         81      1.56
                                        --------   -------              --------   ------             --------    -------
     Total interest earning assets       455,979    24,195      5.31     349,157   18,403     5.27     276,320     16,661      6.03
                                        --------   -------              --------   ------             --------    -------
    Total noninterest earning assets      35,810                          29,687                        19,057
   Less: allowance for credit losses     (3,936)                          (3,042)                       (2,456)
                                        --------                        --------                      --------
     Total noninterest earning assets    31,874                          26,645                        16,601
                                        --------                        --------                      --------
     TOTAL ASSETS                       $487,853                        $375,802                      $292,921
                                        ========                        ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
   NOW accounts                         $ 50,599   $    72      0.14%   $ 38,820  $    79     0.20%   $ 30,886    $    96      0.31%
   Savings and money market accounts     121,477     1,185      0.98     100,226    1,161     1.16      81,509      1,598      1.96
   Certificates of deposit $100,000
     or more                              71,360     1,408      1.97      46,381      953     2.05      41,683      1,337      3.21
   Other time deposits                    51,504     1,090      2.12      35,407      906     2.56      36,902      1,301      3.70
                                        --------   -------              --------   ------             --------    -------
     Total interest bearing              294,940     3,755      1.27     220,834    3,099     1.40     190,980      4,332      2.27
       deposits
   Federal funds purchased and
     securities sold under
     agreement to repurchase              20,258       105      0.52      22,146      108     0.49      19,535        230      1.18
   Short term borrowings                   5,271       171      3.24       7,979      266     3.33       4,670        177      3.79
   Long term borrowings                    7,210       297      4.12      12,489      480     3.84      11,159        431      3.86
                                        --------   -------              --------   ------             --------    -------
     Total interest bearing
       liabilities                       327,679     4,328      1.32     263,448    3,953     1.50     226,344      5,170      2.28
                                        --------   -------              --------   ------             --------    -------
Noninterest bearing liabilities:
   Noninterest bearing demand
     deposits                            102,848                          72,119                        46,930
   Other liabilities                       1,819                           6,207                         1,266
                                        --------                        --------                      --------
     Total noninterest bearing           104,667                          78,326                        48,196
       liabilities
Stockholders' equity                      55,507                          34,028                        18,381
                                        --------                        --------                      --------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $487,853                        $375,802                      $292,921
                                        ========                        ========                      ========


Net interest income                                $19,867                        $14,450                         $11,491
                                                   =======                        =======                         =======
Net interest spread                                             3.99%                         3.77%                            3.75%
Net interest margin                                             4.35%                         4.14%                            4.16%


------------------

(1) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges in interest income on loans totaled $595 thousand, $181 thousand and $(19) thousand for 2004, 2003 and 2002, respectively.

         The rate/volume table shows the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2004 as compared to 2003 is primarily due to the growth in the volume of earning assets as it was in the period 2002 to 2003.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

                                         2004 compared with 2003                 2003 compared with 2002
                                   ------------------------------------    ------------------------------------
                                                             Total                                   Total
                                    Due to                  Increase        Due to                  Increase
(dollars in thousands)              Volume   Due to Rate   (Decrease)       Volume    Due to Rate  (Decrease)
                                   --------- ------------ -------------    ---------- ----------- -------------
INTEREST EARNED ON:

   Loans                             $5,317        $(278)       $5,039        $3,463    $(1,487)        $1,976

  Investment securities                  43          345           388           290       (607)          (317)

  Interest bearing bank deposits        (32)           4           (28)          115        (12)           103
  Federal funds sold and other
    cash equivalents                    369           24           393             3        (22)           (19)
                                     ------        ----         ------        ------    -------         ------

    Total interest income             5,697           95         5,792         3,871     (2,128)         1,743
                                     ------        ----         ------        ------    -------         ------

INTEREST PAID ON:
  NOW accounts                           23         (30)            (7)           16        (33)           (17)
  Savings and MMA accounts              246        (222)            24           217       (654)          (437)
  Certificates of deposit               934        (295)           639            72       (851)          (779)
  Customer repurchase
    agreements and federal
    funds purchased                     (16)          -            (16)            4       (143)          (139)
  Other borrowings                     (230)        (35)          (265)          216        (61)           155
                                     ------        ----         ------        ------    -------         ------
    Total interest expense              957        (582)           375           525     (1,742)        (1,217)
                                     ------        ----         ------        ------    -------         ------
NET INTEREST INCOME                  $4,740        $677         $5,417        $3,346    $  (386)        $2,960
                                     ======        ====         ======        ======    =======         ======

NONINTEREST INCOME

         The 31.3% increase in noninterest income from $2.85 million in 2003 to $3.75 million in 2004, is attributed primarily to increased gains on sales of assets and other loan related noninterest income. Service charge income was essentially flat for 2004, when compared to 2003, increasing only $40 thousand, to $1.26 million. While in 2002 and 2003 there was reasonable growth in service charge income because of declining interest rates, service charge income increases slowed in 2004 because of rising interest rates. Many accounts which pay service charges are charged on the basis of activity and the computed charge is offset by an earnings credit based on market interest rates. As short term interest rates began to rise in June 2004, customers began to receive a greater credit to offset these activity fees leading to reduced service charges paid by those customers. A significant contributor to noninterest income is the income from the sale of assets. The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. The Company also originates residential construction and permanent loans on a pre-sold basis, servicing released. Income from these sources increased from $671 thousand in 2003 to $952 thousand in 2004. Both of these programs were enhanced, through the increase of staff, during 2004 and plans are to continue the emphasis on these programs in 2005. The continued success of the mortgage program, and to a lesser degree the SBA program, will be influenced by the level of interest rates. As rates rise mortgage activity generally decreases.

         Other noninterest income increased 67.2 % in 2004 from $652 thousand for the year ended December 31, 2003 to $1.09 million for the same period in 2004. This category includes noninterest income fees such as documentation preparation and prepayment penalties which increased 77.3% from $313 thousand in 2003 to $555 thousand in 2004. In addition, income for the year ended December 31, 2004 was $153 thousand from SBA servicing fees and $385 thousand from Bank Owned Life Insurance ("BOLI"), versus $89 thousand from SBA servicing fees and $250 thousand from BOLI for the year ended December 31, 2003. SBA loan servicing income is expected to increase as the number of loans originated and serviced by the Bank increases. Income from BOLI is expected to increase as interest rates increase; however, there is no assurance that the BOLI contract issuer(s) will increase the interest on contracts as interest rates rise. The Bank purchased $4 million in new BOLI contracts in 2004, increasing its holdings from $6 million to $10 million, and may elect to purchase additional contracts in the future.

NONINTEREST EXPENSE

         Noninterest expenses were $14.95 million in 2004, a 35.9% increase over the $11.00 million noninterest expense in 2003, which was a 29.0% increase over noninterest expense of $8.53 million in 2002. The increases in noninterest expense are consistent with the overall growth in assets of 24.9% from December 31, 2003 to December 31, 2004, and management's internal expectations.

         The most significant noninterest expense item is salaries and employee benefits, which were $8.20 million for the year ended December 31, 2004, an increase of 40.3% over the $5.85 million for the year ended December 31, 2003, which reflected a 31.3% increase over the $4.45 million for 2002. In 2004, the additional salary and benefit costs reflected additional staffing in the loan area, particularly in the SBA and residential mortgage lending groups, and operations area, required to keep pace with the growth of the Bank, and a full year of salary expense for the Rockville Pike office and eight months of salaries at the Dupont Circle office. In addition to increases attributable to new functions and offices, the market for employees is very strong and competitive and has forced salary and benefit packages to higher levels for new and existing personnel.

         The increase in premises and equipment expenses of 25.8% from 2003 to 2004, from $2.11 million to $2.66 million can be attributed to a full year of expenses for the Rockville Pike office, the Dupont Circle office and a new operations center, additional equipment and software and maintenance expenses for loan and deposit operations departments.

         Other expenses increased 34.2% from the year ended December 31, 2003 to the year ended December 31, 2004, including a 17.5% increase in outside data processing expense. Other expenses increased 40.5% from $2.25 million in 2003 to $3.16 million in 2004 and increased 28.9% from $1.75 million in 2002 to $2.25 million in 2003. In 2005, the Company expects to experience slower growth in other expenses as fidelity and directors and officers insurance premiums have been stabilized for one and one-half years and as management implements new expense control procedures. Noninterest expenses to which the Company has not been subject to date, such as deposit insurance premiums which may be required as a result of declines in the reserve ratios of the deposit insurance funds, may have an adverse affect on the results of operations of the Company.

INCOME TAX

         The Company had income tax expense of $2.90 million in 2004 compared to $1.90 million in 2003, resulting in an effective tax rate of 36.4% and 37.2% respectively.

FINANCIAL CONDITION

         The Company ended the year with total assets of $553.45 million, an increase of 24.9% from assets of $443.00 million at December 31, 2003. At December 31, 2004 total deposits were $462.29 million as compared to $335.51 million at December 31, 2003, an increase of 38%. Loans were at $415.51 million at December 31, 2004 as compared to $317.53 million at December 31, 2003, an increase of 30.9%. Other liabilities consisting of customer repurchase agreements, Federal Home Loan Bank ("FHLB") borrowings, a leveraged repurchase agreement program and an advance to Bethesda Leasing by a correspondent bank and guaranteed by the Company, decreased 42.8% from $53.04 million at December 31, 2003 to $30.32 million at December 31, 2004. The principal reduction resulted from a leveraged transaction of $19 million entered into by the Company in late 2003 and paid off in January 2004. Net loans increased 31.0% from $313.85 million at December 31, 2003 to $ 411.27 million at December 31, 2004. Other earning assets (investment securities, federal funds sold and other cash equivalents, interest bearing deposits and loans held for sale) increased $373 thousand or 0.40%.

INVESTMENT SECURITIES AND OTHER EARNING ASSETS

         The Company's investment securities portfolio is comprised primarily of U.S. Treasury and Agency securities with maturities not exceeding seven years, except mortgage pass-through securities which have average expected lives of less than six years but contractual maturities of up to thirty years. Federal funds sold also represent a significant earning asset and are sold, on an unsecured basis, only to highly rated banks, in limited amounts both in the aggregate and to any one bank.

         The investment portfolio declined $18.48 million from $82.58 million at December 31, 2003 to $64.10 million at December 31, 2004. The decline in the investment portfolio provided the liquidity necessary to fund the strong loan growth in 2004. The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company's investment securities.

         The Company classifies all investment securities as available for sale ("AFS"). This method of accounting requires that investment securities be reported at their fair value and the difference between the fair value and amortized cost (the purchase price adjusted by any accretion or amortization) be reported in the equity section as accumulated other comprehensive income, net of deferred taxes. At December 31, 2004, the Company had a net unrealized gain in AFS securities of $148 thousand as compared to a net unrealized gain in AFS securities of $407 thousand at December 31, 2003. The accumulated comprehensive income component of these unrealized gains was $98 thousand and $271 thousand, respectively.

         In 2003, the Bank began using excess liquidity to invest in certificates of deposit of other banks, which generally offer more favorable rates than traditional short term investment securities. These deposits are in insured institutions, and are generally in amounts of $100 thousand or less. At December 31, 2004 and 2003 the Bank had $9.59 million and $4.33 million, respectively, of this type of investment.

         The following table provides information regarding the composition of the Company's investment securities portfolio at the dates indicated. Amounts are reported at estimated fair value.

                                                                   December 31,
                                      -----------------------------------------------------------------------
                                              2004                    2003                     2002
                                      ----------------------  ----------------------  -----------------------
                                                   Percent                Percent                   Percent
(dollars in thousands)                 Balance     of Total   Balance     of Total     Balance      of Total
                                      ----------- ----------  ---------  -----------  -----------  ----------

U.S. Treasury                                  -          -          -            -      $ 5,504         7.8%

U.S. Government agency obligations       $34,184       53.4%   $25,373         30.7%      20,114        28.6

Mortgage backed securities                23,066       35.9     51,842         62.8       43,268        61.0

Federal Reserve and Federal Home
  Loan Bank Stock                          1,956        3.1      1,670          2.0        1,564         2.3

Other equity investments                   4,892        7.6      3,696          4.5          225         0.3
                                         -------       ----    -------         ----       ------        ----
Total                                    $64,098        100%   $82,581          100%     $70,675         100%
                                         =======        ===    =======          ===      =======         ===

         The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted average yield of the investment portfolio at December 31, 2004. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    After One Year      After Five Years
                              One Year or Less    Through Five Years    Through Ten Years     After Ten Years           Total
                             -------------------  -------------------  --------------------  ------------------  -------------------

                                       Weighted             Weighted              Weighted             Weighted             Weighted
                             Carrying  Average    Carrying  Average    Carrying   Average    Carrying  Average   Carrying   Average
(dollars in thousands)        Value     Yield      Value     Yield      Value      Yield      Value     Yield    Value       Yield
                             --------- ---------  -------- ----------  --------  ---------   --------  --------  --------  ---------

U.S. Government Agency
  obligations                  $5,995      2.18%  $28,483       2.91%        -       0.00%         -    0.00%    $34,478     2.75%

Mortgage backed securities          -      0.00         -       0.00    $15,137      3.58    $ 8,040    4.29%     23,177     3.83
Federal Reserve and
  Federal Home Loan
  Bank Stock                        -      0.00         -       0.00         -       0.00      1,956    4.09       1,956     4.09

Other Equity Investments            -      0.00         -       0.00         -       0.00      4,339    2.75       4,339     2.75
                               ------      ----   -------       ----    -------      ----    -------    ----     -------     ----
Total                          $5,995      2.18%  $28,483       2.91%   $15,137      3.58%   $14,335    3.76%    $63,950     3.17%
                               ======      ====   =======       ====    =======      ====    =======    ====     =======     ====

         At December 31, 2004, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding ten percent of the Company's stockholders' equity.

LOAN PORTFOLIO

         In its lending activities, the Bank seeks to develop sound credits with customers who will grow with the Bank. There has been an effort to aggressively build the loan portfolio and earnings, while maintaining the highest asset quality. Loan growth over the past three years was strong, with loans outstanding reaching $415.51 million at December 31, 2004 from $317.53 million at December 31, 2003, an increase of $97.98 million or 30.9% after increasing 34.1% from $236.86 million at December 31, 2002.

         During 2001, the Bank became active in the origination and selling of both residential mortgage loans and the insured portion of SBA loans. In 2004, in addition to the loans the Bank held for its portfolio, it originated approximately $29.59 million in residential mortgage and SBA loans which were sold. The Bank sells residential mortgages, servicing released, but retains servicing on the sold SBA loans. As of December 31, 2004, the Bank serviced $16.44 million in loans which are not reflected on the balance sheet. At December 31, 2004, there were $ 2.21 million of loans held for sale and at December 31, 2003 there were $3.65 million of such loans.

         The Bank is primarily business oriented in its development focus. This is demonstrated by the 84.7% of the loan portfolio which is in commercial, real estate and construction loans as compared to 15.3% in home equity and other consumer loans.

         The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

                                                                           December 31,
                             -------------------------------------------------------------------------------------------------------
                                   2004                2003               2002                   2001                  2000
                             -----------------   -----------------  ------------------     ------------------    -------------------
(dollars in thousands)                Percent             Percent             Percent                 Percent              Percent
                             Balance  of Total   Balance  of Total   Balance  of Total       Balance  of Total    Balance  of Total
                             -----------------   -----------------  ------------------     ------------------    -------------------

Commercial                   $101,911    24.5%   $ 93,112     29.3%  $ 64,869     27.5%      $ 49,432    27.1%    $ 37,123    31.5%
Real Estate-commercial        189,708    45.7     142,819     45.1    111,262     46.9         86,553    47.5       58,214    49.4
Real Estate-residential        11,717     2.8       6,964      2.2      3,699      1.6              -       -            -       -
Construction                   60,258    14.5      35,644     11.2     23,180      9.8         15,512     8.5        9,952     8.4
Home equity                    49,632    11.9      34,092     10.7     30,631     12.9         26,656    14.6        9,129     7.8
Other consumer                  2,283     0.6       4,902      1.5      3,219      1.3          4,103     2.3        3,300     2.9
                             -----------------   -----------------  ------------------     ------------------    -------------------
    Total loans               415,509     100%    317,533      100%   236,860      100%       182,246     100%     117,718     100%
Less: allowance for
   credit losses                4,240               3,680               2,766                   2,111                1,142
                             --------            --------           ---------               ---------             --------
    Loans, net               $411,269            $313,853            $234,094               $ 180,145             $116,576
                             ========            ========           =========               =========             =========

LOAN MATURITY

         The following table sets forth the term to contractual maturity of the loan portfolio as of December 31, 2004;

                                                               Due In
                               -----------------------------------------------------------------------
(dollars in thousands)                         One Year        One to       Over Five to    Over Ten
                                   Total       or Less      Five Years      Ten Years        Years
                               -------------   -----------   ------------   -----------    -----------
Commercial                         $101,911       $35,002       $ 37,850      $ 18,248        $10,811
Real estate-commercial              189,708        16,216         61,442        95,204         16,846
Real estate-residential              11,717         7,192          2,650            53          1,822
Construction                         60,258        33,922         17,565         5,789          2,982
Home equity                          49,632         2,417          1,397           733         45,085
Other consumer                        2,283           208          1,342            10            723
                                   --------       -------       --------      --------        -------
Total loans                        $415,509       $94,957       $122,246      $120,037        $78,269
                                   ========       =======       ========      ========        =======
Loans with:
Predetermined fixed interest
  rate                             $ 85,586       $ 6,228       $ 50,294      $ 16,518        $12,546
Floating interest rate              329,923        88,729         71,952       103,519         65,723
                                   --------       -------       --------      --------        -------
Total loans                        $415,509       $94,957       $122,246      $120,037        $78,269
                                   ========       =======       ========      ========        =======

         Loans which have adjustable rates and fixed rate loans are all shown in the period of contractual maturity. Demand loans, having no contractual maturity and overdrafts are reported as due in one year of less.

         As noted above, the majority of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area and secured by real estate or other collateral in that market. At December 31, 2004, approximately 84.7% of the loan portfolio was comprised of such loans. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the metropolitan Washington D.C. real estate market or economy could have an adverse impact on this portfolio of loans and the Company's income and financial position. At December 31, 2004, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

         Management has developed a comprehensive review process to monitor the adequacy of the allowance for credit losses. The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies. The results of this review process, in combination with conclusions of the Bank's outside loan review consultant, support management's view as to the adequacy of the allowance as of the balance sheet date. During 2004, a provision for credit losses was made in the amount of $675 thousand before net charge-offs of $115 thousand. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements; activity in the allowance for credit losses is contained in Note 4 to the Consolidated Financial Statements. Please refer to the discussion under the caption, "Critical Accounting Policies" for an overview of the underlying methodology management employs on a quarterly basis to maintain the allowance.

         At December 31, 2004, the Company had $156 thousand of loans classified as nonaccrual, of which $43 thousand was guaranteed by the SBA. There were no loans past due over ninety days and still accruing interest at December 31, 2004. Please refer to Note 1 of the notes to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company's policy regarding impairment of loans.

         The provision for credit losses was $675 thousand in 2004 compared to a provision for credit losses of $1.18 million in 2003. The lower provision for 2004, during which loans grew over 30%, maintains the allowance at a level management believes to be adequate, and is supported by the very thorough review and monitoring process applied by the Company and reviewed by an independent outside consultant. Of the many factors considered in determining the appropriate maintenance level of the allowance are the Company's loss experience, quality of performing loans as reflected in delinquency experience and the amount of impaired loans. As reported for the third quarter of 2004, the Company had one loan in excess of $2 million which was impaired. This loan was paid in full during the fourth quarter with the collection of all principal, interest and expenses associated with the credit. The payoff of this loan resulted in releasing approximately $400 thousand of the allowance which had been specifically allocated for this loan. The related portion of the reserve and the exceptionally low ratios of net loan charge-offs for 2004 and the year end ratio of impaired loans to total loans, 0.03% and 0.04%, respectively, reduced the need for a higher provision. Supporting the overall level of the allowance at $4.2 million, in addition to the mentioned factors, were other environmental factors applied in the analysis process. These included, but were not limited to, peer group experience, the local and national economy, and concentration of loans held by the Company.

         As the portfolio and allowance review process evolves, there will be changes to different elements of the allowance and this may have an effect on the overall level of the allowance maintained. To date, the Bank has enjoyed a very high quality portfolio with minimal net charge-offs and very low delinquency. The maintenance of a high quality portfolio will continue to be management's prime objective as it relates to the lending process and to the allowance for credit losses.

         Management, aware of the strong loan growth experienced by the Company and the problems which could develop in an unmonitored environment, is intent on maintaining a strong credit review system and risk rating process. The Company established a Credit Department in January 2003 to provide independent analysis of credit requests and manage classified credits. The Credit Department has over time developed and implemented additional analytical procedures for evaluating credit requests, further refining the Bank's risk rating system, and monitoring portfolio quality. The entire loan portfolio analysis process is an ongoing and evolving practice directed at maintaining a portfolio of quality credits and quickly identifying any weaknesses before they become irremediable.

         The following table sets forth activity in the allowance for credit losses for the periods indicated.

(dollars in thousands)                                     Year Ended December 31,
                                        --------------------------------------------------------------
                                           2004          2003        2002         2001         2000
                                        -----------    ---------    --------    ---------    ---------
Balance at beginning of year               $3,680       $2,766      $2,111       $1,142         $579
Charge-offs:
    Commercial                               (257)        (319)       (192)           -            -
    Other consumer                            (35)         (14)        (40)         (23)         (18)
                                           ------       ------      ------       ------         ----
Total                                        (292)        (333)       (232)         (23)         (18)
                                           ------       ------      ------       ------         ----

Recoveries:
     Commercial                               175           68          26            -            -
     Other consumer                             2            4          18           13            -
                                           ------       ------      ------       ------         ----
Total                                         177           72          44           13            -
                                           ------       ------      ------       ------         ----
Net charge-offs                              (115)        (261)       (188)         (10)         (18)
                                           ------       ------      ------       ------         ----

Additions charged to operations               675        1,175         843          979          581
                                           ------       ------      ------       ------         ----
Balance at end of period                   $4,240       $3,680      $2,766       $2,111       $1,142
                                           ======       ======      ======       ======       ======
Ratio of net charge-offs during
the period to average loans
outstanding during the period                0.03%        0.10%       0.09%        0.01%        0.02%
                                           ------       ------      ------       ------         ----

         The following table shows the allocation of the allowance by loan category and the percent of loans each category bears to total loans. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

(dollars in thousands)                                            Year Ended December 31,
                                    ----------------------------------------------------------------------------------
                                             2004                         2003                         2002
                                    -----------------------       ----------------------      -----------------------
                                     Amount     Percent (1)       Amount    Percent (1)        Amount    Percent (1)
                                    --------    -----------       -------   -----------       --------   -----------
Commercial                           $1,963        24.5%          $1,689        29.3%           $1,134        27.5%

Real estate-commercial                1,426        45.7              850        45.1               835        46.9
Real estate - residential               105         2.8               38         2.2                27         1.6

Construction                            431        14.5              613        11.2               231         9.8

Home equity                             223        11.9              171        10.7               253        12.9

Other consumer                           58         0.6               72         1.5                83         1.3

Unallocated                              34           -              247           -               203           -
                                     ------        ----           ------        ----            ------        ----
Total allowance for credit
  losses                             $4,240         100%          $3,680         100%           $2,766         100%
                                     ======        ====           ======        ====            ======        ====

(1) Represents the percent of loans in category to gross loans.

NON-PERFORMING ASSETS

         The Company's non-performing assets, which are comprised of loans delinquent 90 days or more and nonaccrual loans, totaled $156 thousand at December 31, 2004 compared to $654 thousand at December 31, 2003. The percentage of non-performing assets to total assets was 0.03% at December 31, 2004 compared to 0.15% at December 31, 2003.

         Non-accrual loans constituted all of the non-performing assets at December 31, 2004 and December 31, 2003, $156 thousand at December 31, 2004 as compared to $654 thousand at December 31, 2003.

         The Company had no other real estate owned at either December 31, 2004 or 2003.

         The following table shows the amounts of non-performing assets at the dates indicated.

(dollars in thousands)                                Year End December 31,
                                  ---------------------------------------------------------------
                                    2004          2003         2002         2001         2000
                                  ----------    ----------   ----------   ----------   ----------
Nonaccrual Loans
    Commercial                         $156          $554         $147            -            -
    Consumer                              -           100            -            -            -
Accrual loans-past due 90 days
     Commercial                           -             -          818          $19          $15
                                  ----------    ----------   ----------   ----------   ----------
     Total non-performing
       assets                          $156          $654         $965          $19          $15
                                  ==========    ==========   ==========   ==========   ==========

DEPOSITS AND OTHER BORROWINGS

         The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposits, primarily from the local market areas surrounding the Bank's offices. The Bank's deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities as well as a low-cost source of funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable and low-cost source of funding.

         For the year ended December 31, 2004, deposits grew $126.78 million, from $335.51 million to $462.29 million or 37.8%

         Approximately 32.2% of the Bank's deposits are made up of certificates of deposits, which are generally the most expensive form of deposit because of their fixed term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking and does not accept brokered certificates, its experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand. The Bank has paid negotiated rates for deposits in excess of $500 thousand but the rates paid have rarely been more than 25 to 50 basis points higher than posted rates and deposits have been negotiated at below market rates. During periods of strong loan demand, the Bank, may from time to time, accept certificates of deposits, generally in denominations of less than $100 thousand on a non-brokered basis, from bank and credit union subscribers to a wholesale deposit rate line. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which these deposits can be acquired, although it is possible for rates to significantly exceed local retail market rates. At December 31, 2004 the Bank held $24.9 million of these deposits at an average rate of 2.70% as compared to $27.0 million of these deposits, at an average rate of 2.88% at December 31, 2003. During the second quarter of 2004 management felt that there was an opportunity to acquire longer maturities of these deposits at an attractive interest rate and again began accepting these deposits with maturities greater than one year. At December 31, 2004 the average life of these deposits was 10.1 months, while at December 31, 2003 the average life was 17.4 months.

         At December 31, 2004, the Company had $130.31 million in noninterest bearing demand deposits, representing a 44.0% increase from $90.47 million in noninterest bearing deposits at December 31, 2003. These are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and indices of financial performance. For additional information relating to the composition of the Bank's deposit base, see average balance tables above and Note 6 to the Consolidated Financial Statements.

         As an enhancement to the basic noninterest bearing deposit account, the Company offers a sweep account, referred to as a "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a certificate of deposit investment or a money market account. The balances in these accounts were $23.9 million at December 31, 2004, a 49.4% increase from December 31, 2003 balance of $16.09 million. The level of balances in this category of liabilities at December 31, 2003 was attributable to a slowdown in real estate related activity, from which a significant portion of these funds are derived. The December 31, 2004 level of balances is more characteristic of the balances generally maintained in the repurchase product. Customer repurchase agreements are not deposits and are not FDIC insured but are secured by US Treasury and/or US government agency securities. These accounts are particularly suitable to businesses with significant change in the peaks and valleys of cash flow over a very short time frame often measured in days. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

         At December 31, 2004, the Bank also had $6.33 million of FHLB borrowings. This short-term liability is the residual balance of long-term borrowings incurred prior to 2004, which come due in 2005. During 2004, in order to better manage its asset/liability structure, the Company reduced its level of long-term borrowings, through a voluntary prepayment of $4 million of long-term FHLB borrowings, in excess of mandatory principal reductions. For additional information regarding other borrowings, see Note 7 to the Consolidated Financial Statements.

         The following table provides information regarding the Bank's deposit composition at the dates indicated and shows the average rate paid on the interest bearing deposits in December of each year.



(dollars in thousands)                                                   December 31,
                                         ------------------------------------------------------------------------------
                                                 2004                        2003                         2002
                                         ----------------------      ----------------------       ---------------------
                                                      Average                     Average                     Average
                                           Balance     Rate            Balance      Rate           Balance     Rate
                                         ----------------------      ----------------------       ---------------------
Noninterest bearing demand                  $130,309                     $ 90,468        -           $46,930         -
Interest bearing transaction accounts         57,063      0.17%            44,093     0.14%           39,968      0.30%
Savings and money market accounts            126,299      0.99            104,492     0.94            92,324      1.40
Time, $100,000 or more                        99,882      2.05             54,992     1.74            46,989      2.67
Other time                                    48,734      2.17             41,532     2.25            34,721      3.04
                                            --------                     --------                   --------
        Total                               $462,287                     $335,514                   $278,434
                                            ========                     ========                   ========

         The following table indicates the time remaining until maturity for the Bank's certificates of deposit of $100,000 or more as of December 31, 2004.

Due in:
    3 months or less                              $15,754
    Over 3 through 6 months                        14,715
    Over 6 through 12 months                       60,915
    Over 12 months                                  8,498
                                                  -------
Total                                             $99,882
                                                  =======

         The following table provides information regarding the Company's short-term borrowings for the periods indicated. See Note 7 to the Consolidated Financial Statements for additional information regarding the Company's borrowings.

(dollars in thousands)
                                      Maximum
                                       Amount
Federal funds purchased and         Outstanding                                               Ending
securities sold under agreement        at Any       Average       Average        Ending       Average
to repurchase                        Month End       Balance        Rate          Balance       Rate
---------------------------------   -------------   -----------   ---------      ----------   ---------
Year Ended December 31,
                 2004                    $34,727       $20,258        0.52%        $23,983        0.50%
                 2003                     38,454        22,146        0.49          38,454        0.78
                 2002                     26,560        19,535        1.18          25,054        0.50

Other short-term borrowings
Year Ended December 31,
                 2004                    $11,000       $ 5,721        3.24%        $ 6,333        3.73%
                 2003                     13,570         7,979        3.33           4,000        2.79
                 2002                      8,600         4,670        3.81           8,600        4.00

CONTRACTUAL OBLIGATIONS

         The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.

         The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

                                       Within One      One to         Three to      Over Five
(dollars in thousands)                   Year         Three Years   Five Years       Years         Total
                                      ------------    ----------    ------------   -----------   ----------
Deposits without a stated
  maturity (1)                           $313,691             -               -             -     $313,691
Time deposits (1)                         128,504       $19,556          $  835             -      148,895
Short term borrowings                      30,316             -               -             -       30,316
Operating lease obligations                 1,377         2,948           2,474        $2,873        9,672
                                         --------       -------          ------        ------     --------
     Total                               $473,888       $22,504          $3,309        $2,873     $502,574
                                         ========       =======          ======        ======     ========

(1) Includes accrued interest payable through December 31, 2004.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company's commitments is as follows:

(dollars in thousands)                         December 31,
                                      -------------------------------
                                          2004             2003
                                      -------------    --------------
Loan commitments                          $ 57,617           $58,433
Unused lines of credit                     105,590            95,535
Letters of credit                            3,370             2,660

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include certificates of deposit, accounts receivable, inventory, property and equipment, residential real estate and income producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The majority of the guarantees are short term, and the remaining guarantees of $915 thousand expire in decreasing amounts through 2008. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2004, approximately 99% percent of the dollar amount of standby letters of credit was collateralized.

         With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, capital expenditures or capital resources, that is material to investors.

LIQUIDITY MANAGEMENT

         Liquidity is the measure of the Bank's ability to meet the demands required for the funding of loans and to meet depositor requirements for use of their funds. The Bank's sources of liquidity consist of cash balances, due from banks, loan repayments, federal funds sold and short term investments. These sources of liquidity are supplemented by the ability of the Company and Bank to borrow funds. The Company maintains a $10 million line of credit with a correspondent bank against which it has no borrowings or guarantees at December 31, 2004. The Bank can purchase up to $24 million in federal funds on an unsecured basis and enter into reverse repurchase agreements up to $10 million. At December 31, 2004, there were no federal funds purchased and no reverse repurchase agreements. At December 31, 2004, the Bank was also eligible to make FHLB advances of up to $110 million, of which it had advances outstanding of $6.3 million.

         The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do banks which build an asset base on non-core deposits and other borrowings. The history of the Bank includes a period of rising interest rates and significant competition for deposit dollars. During that period the Bank grew its core business without sacrificing its interest margin in higher deposit rates for non-core deposits. There is, however, a risk that some deposits would be lost if interest rates were to increase and the Bank elected not to meet the market rates being offered by competitors. Under those conditions the Bank believes that it is well positioned to use other liability management instruments such as FHLB borrowing, reverse repurchase agreements and Bank lines to offset a decline in deposits in the short run. Over the long term an adjustment in assets and change in business emphasis could compensate for a loss of deposits. Under these circumstances, further asset growth could be limited as the Bank utilizes its liquidity sources to replace, rather than supplement, core deposits.

         Certificates of deposit acquired through the subscription service may be more sensitive to rate changes and pose a greater risk of disintermediation than deposits acquired in the local community. The Bank has limited the amount of such deposits to less than 25% of total deposits, an amount which it believes it could replace with alternative liquidity sources, although there can be no assurance of this.

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

         At year end 2004, under the Bank's liquidity formula, it had $74 million of liquidity representing 13.4% of total Bank assets.

INTEREST RATE RISK MANAGEMENT

ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         A fundamental risk in banking, outside of credit risk, is exposure to market risk, or interest rate risk, since a bank's net income is largely dependent on net interest income. The Bank's Asset Liability Committee (ALCO) of the Board of Directors formulates and monitors the management of interest rate risk within policies established by it and the Board of Directors. In its consideration of establishing guidelines for levels and/or limits on market risk, the ALCO committee considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of attempting to match asset and liability components to produce a spread sufficient to provide net income to the bank at nominal rate risk. The Company, through ALCO, continually monitors the interest rate environment in which it operates and adjusts rates and maturities of its assets and liabilities to meet the market conditions. In the current low interest rate environment, the Company is keeping its assets either variably priced or with short term maturities or short average lives. At the same time it strives to attract longer term liabilities to lock in the lower cost of funds. In the current market, due to competitive factors and customer preferences, the effort to attract longer term fixed priced liabilities has not been as successful as the Company's best case asset liability mix would prefer. As interest rates continue to rise, the Company expects that it will seek to keep asset maturities and repricing periods short until rates appear to be nearing their top and then extend maturities to extend the benefit of higher rates. There can be no assurance that the Company will be able to successfully carry out this intention, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

         One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earning simulation model on a quarterly basis to closely monitor interest sensitivity and to expose its balance sheet and income statement to different scenarios. The model is based on current Company data and adjusted by assumptions as to growth patterns, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities. The model is then subjected to a "shock test" assuming a sudden interest rate increase of 200 basis points or a decrease of 200 basis points, but not below zero. The results are measured by the effect on net income. The Company, in its latest model, shows a positive effect on income when interest rates immediately rise 200 basis points because of the short maturities of assets and a negative impact if rates were to decline further. With rates still near historic lows, a further reduction would reduce income on earning assets which could not be offset by a corresponding reduction in the cost of funds.

         The following table reflects the result of a "shock test" simulation on the December 31, 2004, earning assets and interest bearing liabilities and the change in net interest income resulting from the simulated immediate increase and decrease in interest of 100 and 200 basis points. Also shown is the change in the Market Value Portfolio Equity resulting from the simulation. The model as presented is projected for one year.

                                                                                    Percentage change in
         Change in interest     Percentage change in net   Percentage change in      Market Value of
        rates (basis points)       interest income             net income            Portfolio Equity
        --------------------    ------------------------   --------------------    ---------------------
                +200                    +15.7%                  +36.5%                   +16.8%
                +100                    + 8.0%                  +18.7%                   + 8.6%
                   0                        -                       -                        -
                -100                    -10.6%                  -24.8%                   -10.9%
                -200                    -24.8%                  -57.7%                   -24.1%

         Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

GAP

         Banks and other financial institutions are dependent upon net interest income, the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities. In falling interest rate environments, net interest income is maximized with longer term, higher yielding assets being funded by lower yielding short term funds; however, when interest rates trend upward this asset/liability structure can result in a significant adverse impact on net interest income. The current interest rate environment is signaling steady to possibly higher rates. Management has for a number of months shortened maturities in the Bank's investment portfolio and where possible also has shortened repricing opportunities for new loan requests. While management believes that this will help minimize interest rate risk in a rising interest rate environment, there can be no assurance as to actual results.

         GAP, a measure of the difference in volume between the repricing characteristics of interest earning assets and interest bearing liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indicator of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in particular time periods. At December 31, 2004, the Bank has a positive GAP of 38.40% out to three months and 8.02% out to twelve months.

         If interest rates were to decline, the Bank's interest income and margin may be adversely affected. Because of the positive GAP measure in the 0 - 3 month period, a decline in the prime lending rate will reduce income on repriceable assets within thirty to sixty days, while the repricing of liabilities will occur in later time periods. This will cause a short term decline in net interest income and net income in a static environment. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features of some of its assets. These factors have been thoroughly discussed with the Board of Directors ALCO Committee and management believes that current strategies are appropriate to current economic and interest rate trends. The GAP position is carefully monitored and will be adjusted as conditions change.

GAP ANALYSIS

(dollars in thousands)
                                           0-3         4 - 12       13 - 36      37 - 60      Over 60
Repriceable in:                           Months       Months       Months       Months       Months       Total
                                       ------------- ------------ ------------ ------------ ------------ -----------
ASSETS:

   Investment securities                   $  5,939    $  10,589      $26,786     $ 10,962     $  9,822    $ 64,098

   Interest bearing deposits in
    other banks                               7,909        1,685            -            -            -       9,594

   Loans held for sale                        2,208            -            -            -            -       2,208

   Loans                                    238,844       10,153       44,385       90,197       31,930     415,509

   Federal funds sold and cash
    equivalents                              33,995            -            -            -            -      33,995
                                           --------    ---------      -------     --------     --------    --------
Total repriceable assets                   $288,895    $  22,427      $71,171     $101,159     $ 41,752    $525,404
                                           ========    =========      =======     ========     ========    ========

LIABILITIES:

   NOW accounts                                   -    $  28,532      $ 5,706     $ 22,825     $      -    $ 57,063

   Savings and Money Market accounts       $ 49,281       40,057       24,641       12,320            -     126,299

   Certificates of deposit                   29,679       98,546       19,556          835            -     148,616

   Federal funds sold and securities
    sold under agreements to
    repurchase                                7,195        9,585        2,398        4,805            -      23,983

   Other borrowing-short and long
    term                                      1,000        5,333            -            -            -       6,333
                                           --------    ---------      -------     --------     --------    --------
Total repriceable liabilities              $ 87,155    $ 182,053      $52,301     $ 40,785     $      -    $362,294
                                           ========    =========      =======     ========     ========    ========

GAP                                        $201,740    $(159,626)     $18,870     $ 60,374     $ 41,752

Cumulative GAP                              201,740       42,114       60,984      121,358      163,110

Interval gap/earnings assets                 38.40%     (30.38%)        3.59%       11.49%        7.95%

Cumulative gap/earning assets                38.40%        8.02%       11.61%       23.10%       31.04%

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

         The capital position of the Company's wholly-owned subsidiary, the Bank, continues to meet regulatory requirements. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for credit losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The leverage ratio compares Tier1 capital to total average assets. The Company's capital ratios were all in excess of guidelines established by the Federal Reserve and the Bank's capital ratios were in excess of those required to be classified as a "well capitalized" institution under the prompt corrective action rule of the Federal Deposit Insurance Act. At December 31, 2004, the Company's and Bank's capital ratios are presented in Note 14 to the Consolidated Financial Statements.

         The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowing, the sale of additional common stock, the sale of preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities. On August 1, 2003 the Company completed the sale of additional shares of common stock for gross proceeds of approximately $30 million.

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

NEW ACCOUNTING STANDARDS

         Refer to Note 1 of the Notes to Consolidated Financial Statements for statements on New Accounting Standards.

MARKET FOR COMMON STOCK AND DIVIDENDS

         Market for Common Stock. The Company's Common Stock is listed for trading on the Nasdaq Small Cap Market under the symbol "EGBN". To date, trading in the common stock has been relatively light. No assurance can be given that an active trading market will develop in the foreseeable future or can be maintained. The following table sets forth the high and low bid prices for the Common Stock during each calendar quarter during the last three fiscal years, as adjusted for the 1.3 for 1 stock split in the form of a 30% stock dividend paid on February 28, 2005. These quotations reflect interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions. As of March 9, 2005, there were 7,060,784 shares of Common Stock outstanding, held by approximately 1,950 total beneficial shareholders, including approximately 900 shareholders of record.

                                   2004                         2003                         2002
                          ------------------------    --------------------------    ------------------------
Quarter                   High Bid       Low Bid       High Bid        Low Bid      High Bid       Low Bid
                          ----------    ----------    -----------     ----------    ----------    ----------
First                        $15.38        $13.23         $11.77         $10.32        $12.31        $ 8.19

Second                       $15.33        $12.88         $13.08         $11.06        $12.12        $11.19

Third                        $15.38        $13.86         $11.98         $ 9.51        $11.19        $ 8.65

Fourth                       $16.36        $13.62         $13.62         $11.69        $10.51        $ 8.97

         Dividends. Through December 31, 2004, the Company had not paid any cash dividends. In March 2000, the Company effected a five for four stock split in the form of a 25% stock dividend. In June 2001 the Company effected a seven for five stock split in the form of a 40% stock dividend and in February 2005 the Company effected a 1.3 for 1 stock split in the form of a 30% stock dividend.

         In January 2005, the Company declared its first cash dividend of seven cents per share payable March 31, 2005 to shareholders of record March 1, 2005. The continued payment of cash dividends by the Company will depend largely upon the ability of the Bank, its sole operating business, to declare and pay dividends to the Company. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank.

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

         Issuer Repurchase of Common Stock. No shares of the Company's Common Stock were repurchased by or on behalf of the Company during the fourth quarter of 2004.

         Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth information regarding outstanding options and other rights to purchase common stock granted under the Company's compensation plans as of December 31, 2004. All information has been adjusted to reflect the 1.3 for 1 stock split in the form of a 30% stock dividend paid on February 28, 2005.

                      Equity Compensation Plan Information

                                                                                        Number of securities remaining
                                 Number of securities to be      Weighted average       available for future issuance
                                   issued upon exercise of      exercise price of      under equity compensation plans
                                    outstanding options,        outstanding options,    (excluding securities reflected
          Plan category              warrants and rights        warrants and rights              in column (a)
------------------------------------------------------------------------------------------------------------------------
                                              (a)                     (b)                           (c)
Equity compensation plans
approved by security holders (1)            689,935                   $7.63                       535,071
Equity compensation plans not
approved by security holders                  -0-                      -0-                          -0-
                                  --------------------------------------------------------------------------------------
              Total                         689,935                   $7.63                       535,071

(1) Consists of the Company's 1998 Stock Option Plan and 2004 Employee Stock Purchase Plan. For additional information, see Note 11 to the Consolidated Financial Statements for the year ended December 31, 2004. Does not reflect grants subsequent to December 31, 2004. Certain employment agreements not approved by stockholders require the grant of options under plans approved by stockholders.

         Internet Access To Company Documents. The Company provides access to its SEC filings through the Bank's web site at www.eaglebankmd.com by linking to the SEC's web site. After accessing the web site, the filings are available upon selecting "investor relations SEC filings." Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and
Stockholders of Eagle Bancorp, Inc.


We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp Inc. as of December 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ Stegman & Company

Stegman & Company
Baltimore, Maryland
February 21, 2005

EAGLE BANCORP, INC.
Consolidated Balance Sheets
December 31, 2004 and 2003
(dollars in thousands)

ASSETS                                                                      2004              2003
                                                                      ----------------   ---------------
Cash and cash equivalents                                                     $ 31,100          $ 25,103
Interest bearing deposits with other banks                                       9,594             4,332
Federal funds sold                                                              15,035                 -
Investment securities available for sale                                        64,098            82,581
Loans held for sale                                                              2,208             3,649
Loans                                                                          415,509           317,533
Less allowance for credit losses                                                (4,240)           (3,680)
                                                                              --------          --------
    Loans, net                                                                 411,269           313,853
Premises and equipment, net                                                      5,726             4,259
Deferred income taxes                                                            1,102               862
Other assets                                                                    13,321             8,358
                                                                              --------          --------
           TOTAL ASSETS                                                       $553,453          $442,997
                                                                              ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
   Noninterest bearing demand                                                 $130,309          $ 90,468
   Interest bearing transaction                                                 57,063            44,093
   Savings and money market                                                    126,299           104,429
   Time, $100,000 or more                                                       99,882            54,992
   Other time                                                                   48,734            41,532
                                                                              --------          --------
     Total deposits                                                            462,287           335,514
Federal funds purchased and securities sold under agreement to
  repurchase                                                                    23,983            38,454
Other short-term borrowings                                                      6,333             4,000
Long-term borrowings                                                                 -            10,588
Other liabilities                                                                2,316             1,429
                                                                              --------          --------
     Total liabilities                                                         494,919           389,985
                                                                              --------          --------

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; shares authorized 20,000,000, shares
    issued and outstanding:  5,421,730 (2004) and 5,359,303 (2003)                  54                54
Additional paid in capital                                                      47,014            46,406
Retained earnings                                                               11,368             6,281
Accumulated other comprehensive income                                              98               271
                                                                              --------          --------
     Total stockholders' equity                                                 58,534            53,012
                                                                              --------          --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $553,453          $442,997
                                                                              ========          ========

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands, except per share data)

INTEREST INCOME                                          2004           2003           2002
                                                    ------------- -------------- --------------
   Interest and fees on loans                            $21,393        $16,354        $14,379
   Taxable interest and dividends on investment
     securities                                            2,195          1,807          2,124
   Interest on balances with other banks                     152            180             77
   Interest on federal funds sold and other cash
     equivalents                                             455             62             81
                                                         -------        -------        -------
       Total interest income                              24,195         18,403         16,661
                                                         -------        -------        -------

INTEREST EXPENSE
   Interest on deposits                                    3,755          3,099          4,332
   Interest on federal funds purchased and
      securities sold under agreement to
      repurchase                                             105            108            230
   Interest on other short-term borrowings                   171            266            177
   Interest on long-term borrowings                          297            480            431
                                                         -------        -------        -------
       Total interest expense                              4,328          3,953          5,170
                                                         -------        -------        -------

NET INTEREST INCOME                                       19,867         14,450         11,491

PROVISION FOR CREDIT LOSSES                                  675          1,175            843
                                                         -------        -------        -------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT
  LOSSES                                                  19,192         13,275         10,648
                                                         -------        -------        -------

NONINTEREST INCOME
   Service charges on deposits                             1,255          1,216          1,038
   Gain on sale of loans                                     952            671            438
   Gain on sale of investment securities                     453            311            337
   Other income                                            1,093            652            294
                                                         -------        -------        -------
       Total noninterest income                            3,753          2,850          2,107
                                                         -------        -------        -------

NONINTEREST EXPENSE
   Salaries and employee benefits                          8,204          5,847          4,452
   Premises and equipment expenses                         2,655          2,111          1,648
   Advertising                                               280            244            197
   Outside data processing                                   652            555            488
   Other expenses                                          3,161          2,250          1,745
                                                         -------        -------        -------
       Total noninterest expense                          14,952         11,007          8,530
                                                         -------        -------        -------

INCOME BEFORE INCOME TAX EXPENSE                           7,993          5,118          4,225
                                                         -------        -------        -------

INCOME TAX EXPENSE                                         2,906          1,903          1,558
                                                         -------        -------        -------

NET INCOME                                               $ 5,087        $ 3,215        $ 2,667
                                                         =======        =======        =======

INCOME PER SHARE
   Basic                                                 $  0.72        $  0.63        $  0.71
   Diluted                                               $  0.69        $  0.59        $  0.66

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands)

                                                                                               Accumulated
                                                                 Additional                       Other          Total
                                                     Common        Paid In       Retained     Comprehensive  Stockholders'
                                                     Stock         Capital       Earnings     Income (Loss)     Equity
                                                  ------------- -------------- -------------- -------------- --------------

 Balance, January 1, 2002                                  $29        $16,515        $   399           $189        $17,132

 Exercise of options for 2,580 shares of common
   stock                                                                   26                                           26

 Net income                                                                            2,667                         2,667
     Other comprehensive income:
     Unrealized gain on securities available
          for sale                                                                                      203            203
                                                                                                                   -------
          Total other comprehensive income                                                                           2,896
                                                           ---        -------        -------           ----        -------

 Balance, December 31, 2002                                 29         16,541          3,066            392         20,028

 Exercise of options for 12,620 shares of
 common stock                                                             123                                          123

 Issuance of 2,448,979 shares of common stock               25         29,742                                       29,767

 Net income                                                                            3,215                         3,215
     Other comprehensive income:
     Unrealized loss on securities available
          for sale                                                                                     (121)          (121)
                                                                                                                   -------
          Total other comprehensive income                                                                          3,094
                                                           ---        -------        -------           ----        -------

 Balance December 31, 2003                                  54         46,406          6,281            271         53,012
 Exercise of options for 62,427 shares of
 common stock                                                             510                                          510
 Tax benefit for non-qualified stock options
 exercised                                                                 98                                           98

    Net income                                                                         5,087                         5,087
     Other comprehensive income:
     Unrealized loss on securities available
       for sale                                                                                        (173)          (173)
                                                                                                                   -------
          Total other comprehensive income                                                                           4,914
                                                                                                                   -------

                                                           ---        -------        -------           ----        -------
 Balance, December 31, 2004                                $54        $47,014        $11,368           $ 98        $58,534
                                                           ===        =======        =======           ====        =======

 See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands)

                                                                        2004           2003            2002
                                                                    -------------- -------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  5,087       $  3,215         $  2,667
     Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for credit losses                                          675          1,175              843
         Increase in deferred income taxes                                   (151)          (319)            (178)
         Depreciation and amortization                                        984            714              557
         Gains on sale of loans                                              (952)          (671)            (438)
         Origination of loans held for sale                               (29,592)       (24,726)         (19,110)
         Proceeds from sale of loans held for sale                         31,985         27,294           19,675
         Gains on sale of investment securities                              (453)          (311)            (337)
   Increase in other assets                                                  (913)          (708)            (380)
   Increase (decrease) in other liabilities                                   932           (126)             494
                                                                         --------       --------         --------
         Net cash provided by  operating activities                         7,602          5,537            3,793
                                                                         --------       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in interest bearing deposits with other
     banks                                                                 (5,262)         1,787           (5,958)
   Purchases of available for sale investment securities                 (204,254)      (443,296)        (385,210)
   Proceeds from maturities of available for sale securities              166,962        382,186          333,993
   Proceeds from sale of available for sale securities                     55,969         49,328           20,626
   Increase in federal funds sold                                         (15,035)             -                -
   Net increase in loans                                                  (98,091)       (80,673)         (54,792)
   Bank premises and equipment acquired                                    (2,451)        (1,372)            (986)
   Purchase of bank owned life insurance                                   (4,000)        (2,000)          (4,000)
                                                                         --------       --------         --------
         Net cash used in investing activities                           (106,162)       (94,040)         (96,327)
                                                                         --------       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                                                   126,773         57,080           82,746
   (Decrease) increase in federal funds purchased and securities
     sold under agreement to repurchase                                   (14,471)        13,400           11,602
   Increase (decrease) in other short-term borrowings                      (4,000)        (8,600)           4,600
   (Decrease) increase in long-term borrowings                             (4,255)           255            8,658
   Issuance of common stock                                                   510         29,890               26
                                                                         --------       --------         --------
         Net cash provided by financing activities                        104,557         92,025          107,632
                                                                         --------       --------         --------


NET INCREASE  IN CASH                                                       5,997          3,522           15,098


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             25,103         21,581            6,483
                                                                         --------       --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 31,100       $ 25,103         $ 21,581
                                                                         ========       ========         ========

SUPPLEMENTAL CASH FLOWS INFORMATION:
    Interest paid                                                        $  3,818       $  4,024         $  5,092
    Income taxes paid                                                    $  2,462       $  1,887         $  1,840

NON-CASH FINANCING ACTIVITIES
    Reclassification of borrowings from
     long-term to short-term                                             $  6,333       $  4,000         $  4,000

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002:

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Eagle Bancorp, Inc. (the "Company") and its subsidiaries, EagleBank (the "Bank") and Bethesda Leasing, LLC ("Bethesda Leasing") with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company's books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2004. The following is a summary of the more significant accounting policies.

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

CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and liquid investments with an original maturity of three months of less.

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

The Company's current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2004.

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

LOANS

Loans are stated at the principal amount outstanding, net of unamortized origination costs and fees. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Company's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Fees charged and costs capitalized for originating loans are amortized on the straight line method over the term of the loan.

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

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents an amount which, in management's judgment, is adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level. Among the factors considered are lending risks associated with growth and entry into new markets, loss allocations for specific nonperforming credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Allowances for impaired loans are generally determined based on collateral values. Loans deemed uncollectible are charged against, while recoveries are credited to, the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The allowance for credit losses may consist of an allocated component and an unallocated component.

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

Management believes that the allowance for credit losses is adequate; however, determination of the allowance is inherently subjective and requires significant estimates. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Evaluation of the potential effects of these factors on estimated losses involves a high degree of uncertainty, including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank periodically review the Bank's loan portfolio and allowance for credit losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

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

RATE LOCK COMMITMENTS

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss occurs on the rate lock commitments.

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

NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year including any potential dilutive effects of common stock equivalents, such as options and warrants. Net income per common share has been adjusted to retroactively reflect all stock dividends and splits.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the three years ended December 31, 2004. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the years ended December 31.

                                                      2004              2003             2002
                                                 ---------------- ----------------- ----------------
     Net income, as reported                             $5,087            $3,215           $2,667
     Less pro forma stock-based compensation
        expense determined under the fair
        value method, net of related tax
        effects                                            (867)             (224)            (125)
                                                 ---------------- ----------------- ----------------
     Pro forma net income                                $4,220            $2,991           $2,542
                                                 ================ ================= ================

     Net income  per share:
        Basic - as reported                              $ 0.72            $ 0.63           $ 0.71

        Basic - pro forma                                $ 0.60            $ 0.58           $ 0.68

        Diluted - as reported                            $ 0.69            $ 0.59           $ 0.66

        Diluted - pro forma                              $ 0.57            $ 0.55           $ 0.63

The pro forma amounts are not representative of the effects on reported net income for future years.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3 (SOP 03-3), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree's allowance for loan losses is typically added to the acquirer's allowance for loan losses. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. Management does not expect the adoption of this new standard to have a material impact on the Company's financial statements.

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In this SAB, the SEC determined that an interest rate lock should generally be valued at zero at inception. In addition, SAB 105 requires registrants to disclosed their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Company's financial statements.

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, "Meaning of Other Than Temporary Impairment," which addressed other-than-temporary impairment for certain debt and equity investments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position
(FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on Company's financial condition, results of operations or liquidity.

In December 2004, the FASB published Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R). This statement establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as a compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on July 1, 2005. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application ("modified prospective application"). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as he remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. SFAS 123R permits entities to use any option pricing model that meets the fair value objective of the Statement. The impact of this Statement on the Company in periods subsequent to June 30, 2005 will depend on a number of factors, such as the Company's compensation practices, new awards, modifications and cancellations of existing awards, and the application of alternative option pricing models.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

2 CASH AND DUE FROM BANKS

  Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2004, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Bank maintained balances with the Federal Home Loan Bank and four domestic correspondents as compensation for services they provided to the Bank.

3 INVESTMENTS AVAILABLE FOR SALE

  The amortized cost and estimated fair values of investments available for sale at December 31, 2004 and 2003 are as follows:

                                                                       Gross          Gross
  (dollars in thousands)                            Amortized       Unrealized     Unrealized      Estimated
  2004                                                Cost             Gains         Losses       Fair Value
  ----                                            --------------   -------------- -------------- --------------
  U. S. Government agency securities                    $34,478         $    -       $  (294)        $34,184
  Mortgage backed securities                             23,177             77          (188)         23,066
  Federal Reserve and Federal Home Loan Bank
    stock                                                 1,956              -             -           1,956
  Other equity investments                                4,339            555            (2)          4,892
                                                        -------         ------       -------         -------
                                                        $63,950         $  632       $  (484)        $64,098
                                                        =======         ======       =======         =======

                                                                       Gross          Gross
                                                    Amortized       Unrealized     Unrealized      Estimated
  2003                                                Cost             Gains         Losses       Fair Value
  ----                                            --------------   -------------- -------------- --------------
  U. S. Government agency securities                    $25,335         $   76       $   (38)        $25,373
  Mortgage backed securities                             51,887            201          (246)         51,842
  Federal Reserve and Federal Home Loan Bank
    stock                                                 1,670              -             -           1,670
  Other equity investments                                3,282            421            (7)          3,696
                                                        -------         ------       -------         -------
                                                        $82,174         $  698       $  (291)        $82,581
                                                        =======         ======       =======         =======

  Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position as of December 31, 2004 are as follows:

  (dollars in thousands)                                                                        Total
                                                                     Less than    More than   Unrealized
  Available for sale:                               Fair Value       12 Months    12 Months     Losses
  -------------------                             --------------   -------------- ----------- -----------
  U. S. Government agency securities                    $34,478         $ (221)      $ (73)      $(294)
  Mortgage backed securities                             17,879            (21)       (167)       (188)
  Federal Reserve and Federal Home Loan Bank
    stock                                                     -              -           -           -
  Other equity investments                                   86              -          (2)         (2)
                                                        -------         ------       -----       -----
                                                        $52,443         $ (242)      $(242)      $(484)
                                                        =======         ======       =====       =====

The available for sale investment portfolio has a fair value of approximately $64.1 million of which approximately $52.4 million of the securities have some unrealized losses as compared to amortized cost. Of these securities, $34.5 million, or 65.74%, are U.S. agency bonds and $17.9 million, or 34.09% are mortgage backed securities. All of the bonds are rated AAA. The securities representing the unrealized losses in the available for sale portfolio all have modest duration risk (2.89 years), low credit risk, and minimal loss (approximately 0.92%) when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available for sale portfolio are temporary. In addition to bonds and mortgage backed securities, the Company, at December 31, 2004, held $6.85 million in equity securities, $4.89 million which were marketable stocks and mutual funds and $1.97 million which were investments in Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stocks which are not marketable.

The amortized cost and estimated fair values of investments available for sale at December 31, 2004 and 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           2004                             2003
                                             --------------------------------- --------------------------------
     (dollars in thousands)                     Amortized        Estimated        Amortized       Estimated
                                                   Cost          Fair Value         Cost          Fair Value
                                             ----------------- --------------- ---------------- ---------------
     Amounts maturing:
        One year or less                              $ 5,995         $ 5,964          $ 6,648         $ 6,648
        After one year through five years              28,483          28,220           15,687          15,725
        After five years through ten years                  -               -            3,000           3,000
        Mortgage backed securities                     23,177          23,066           51,887          51,842
        FRB, FHLB and  other equity
          securities                                    6,295           6,848            4,952           5,366
                                                      -------         -------          -------         -------
                                                      $63,950         $64,098          $82,174         $82,581
                                                      =======         =======          =======         =======

  Realized gains on sales of investment securities were $577 thousand and realized losses on sales of investment securities were $124 thousand in 2004, the realized gains on sales of investment securities were $334 thousand and realized losses on sales of investment securities were $23 thousand in 2003 and the realized gains on sales of investment securities were $343 thousand and realized losses on sales of investment securities were $6 thousand in 2002. Proceeds from sales of securities in 2004 were $56.0 million, in 2003 were $49.3 million and in 2002 were $20.6 million.

  At December 31, 2004, $28.2 million fair value of securities were pledged as collateral for certain government deposits, FHLB advances and securities sold under agreement to repurchase. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government agency securities, exceeded ten percent of stockholders' equity at December 31, 2004 or 2003.

4 LOANS AND ALLOWANCE FOR CREDIT LOSSES

  The Bank makes loans to customers primarily in Montgomery County, Maryland and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.

  Loans, net of unamortized net deferred fees, at December 31, 2004 and 2003 are summarized by type as follows:

     (dollars in thousands)
                                                     2004                2003
                                               ------------------ -------------------
     Commercial                                         $101,911            $ 93,112
     Real estate - commercial                            189,708             142,819
     Real estate - residential                            11,717               6,964
     Construction                                         60,258              35,644
     Home equity                                          49,632              34,092
     Other consumer                                        2,283               4,902
                                                        --------            --------
         Total loans                                     415,509             317,553
          Less: allowance for credit losses               (4,240)             (3,680)
                                                        --------            --------

     Loans, net                                         $411,269            $313,853
                                                        ========            ========

  As of December 31, 2004 and 2003, the Bank serviced $16.44 million and $11.43 million, respectively, of SBA loans for others which are not reflected on the balance sheet.

  Activity in the allowance for credit losses for the years ended December 31, 2004, 2003 and 2002 is shown below:

(dollars in thousands)                          2004               2003               2002
                                          ------------------ ------------------ -----------------
Balance at beginning of year                         $3,680             $2,766            $2,111
Provision for credit losses                             675              1,175               843
Loan charge-offs                                       (292)              (333)             (232)
Loan recoveries                                         177                 72                44
                                                     ------             ------            ------
Balance at end of year                               $4,240             $3,680            $2,766
                                                     ======             ======            ======

Information regarding impaired loans at December 31, 2004 and 2003 is as follows:

(dollars in thousands)                                             2004             2003
                                                             ----------------- ----------------
 Impaired loans with a valuation allowance                         $   58           $  434
 Impaired loans without a valuation allowance                          98              220
                                                                   ------           ------
     Total impaired loans                                          $  156           $  654
                                                                   ======           ======

 Allowance for credit losses related to impaired loans             $   31              $82
 Allowance for credit losses related to other than
   impaired loans                                                   4,209            3,598
                                                                   ------           ------
     Total allowance for credit losses                             $4,240           $3,680
                                                                   ======           ======

 Average impaired loans for the year                               $  879           $  594

 Interest income on impaired loans recognized on a cash
   basis                                                           $    -           $    -

5 PREMISES AND EQUIPMENT

  Premises and equipment include the following at December 31:

  (dollars in thousands)
                                                                     2004             2003
                                                               ----------------- ----------------
  Leasehold improvements                                            $3,680           $2,370
  Furniture and equipment                                            5,268            4,218
     Less accumulated depreciation and amortization                 (3,222)          (2,329)
                                                                    ------           ------


  Total premises and equipment, net                                 $5,726           $4,259
                                                                    ======           ======

  The Company occupies banking and office space in ten locations under noncancellable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 10 years and provide for one or more 5-year renewal options. The leases provide for percentage annual rent escalations and require that the lessee pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $1,198 thousand in 2004, $838 thousand in 2003, and $769 thousand in 2002. At December 31, 2004, future minimum lease payments under noncancellable operating leases having an initial term in excess of one year are as follows:

  (dollars in thousands)

     Years ending December 31:
     2005                                                      $1,377
     2006                                                       1,450
     2007                                                       1,498
     2008                                                       1,315
     2009                                                       1,159
     Thereafter                                                 2,873
                                                               ------
         Total minimum lease payments                          $9,672
                                                               ======

     In February 2004, the Company entered into an operating lease with the intention of opening an additional branch location. The lease, which is expected to commence in 2006, is for a term of ten years and calls for initial monthly rental payments of approximately $19 thousand, which are not included in the above schedule.

6 DEPOSITS

  The remaining maturity of certificates of deposit of $100,000 or more at December 31, 2004 and 2003 are as follows:

     (dollars in thousands)                                       2004             2003
                                                             ---------------- ----------------
     Three months or less                                        $15,754          $10,783
     More than three months through six months                    14,715           12,808
     More than six months through twelve months                   60,915           18,920
     Over twelve months                                            8,498           12,481
                                                                 -------          -------

        Total                                                    $99,882          $54,992
                                                                 =======          =======

     Interest expense on deposits for the three years ended December 31, 2004, 2003 and 2002 is as follows:

                                             2004       2003       2002
                                          ----------- ---------- ---------
     Interest bearing transaction             $   72     $   79    $   95
     Savings and money market                  1,185      1,161     1,599
     Time, $100,000 or more                    1,408        953     1,337
     Other time                                1,090        906     1,301
                                              ------     ------    ------
         Total                                $3,755     $3,099    $4,332
                                              ======     ======    ======

7 BORROWINGS

  Information relating to short and long-term borrowings is as follows for the years ended December 31:

                                                                           2004                        2003
                                                                --------------------------- ---------------------------
                                                                   Amount         Rate         Amount         Rate
                                                                ------------- ------------- ------------- -------------
     Short-term
     At Year-End
        Federal funds purchased and securities sold under
          agreement to repurchase                                    $23,983         0.50%       $38,454         0.78%
        Federal Home Loan Bank - current portion                       6,333         3.73%         4,000         2.79%
                                                                     -------                     -------
              Total                                                  $26,316                     $42,454
                                                                     -------                     -------

     Average for the Year:
        Federal funds purchased and securities sold under
          agreement to repurchase                                    $20,258         0.52%       $22,146         0.49%
        Federal Home Loan Bank - current portion                       5,271         3.24%         4,000         2.79%
        Bank line of credit                                                -             -         3,979         3.89%
     Maximum Month-end Balance:
        Federal funds purchased and securities sold under
          agreement to repurchase                                     34,727         0.44%        38,454         0.69%
        Federal Home Loan Bank - current portion                      11,000         3.87%         4,000         2.79%
        Line of credit                                                     -             -         9,570         4.00%
                                                                     -------                     -------

     Long-term Borrowing
       Correspondent bank term loan at prime minus 0.25% due
         2006                                                              -             -           255         3.75%
       Federal Home Loan Bank 4.28% Advance due 2005                       -             -         8,000         4.28%
       Federal Home Loan Bank 2.79% principal reducing credit
         due 2005                                                          -             -         2,333         2.79%
                                                                     -------                     -------
          Total long-term borrowing                                        -                     $10,588
                                                                     =======                     =======

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

  The Bank has commitments from correspondent banks under which it can purchase up to $24 million in federal funds and $10 million in reverse repurchase agreements on a short-term basis. The Bank also can draw Federal Home Loan Bank advances up to $110 million against which it had $6.3 million outstanding at December 31, 2004. The Company has a line of credit approved for $10 million secured by stock in the Bank against which it had no borrowings outstanding as of December 31, 2004 and 2003.

8 INCOME TAXES

  Federal and state income tax expense consists of the following for the periods ended December 31:

(dollars in thousands)                                              2004                2003               2002
                                                              ------------------ ------------------- ------------------
Current federal income tax                                         $ 2,569             $ 1,297             $ 1,434
Current state income tax                                               488                 287                 318
                                                                   -------             -------             -------
  Total current                                                      3,057               1,584               1,752


Deferred federal income tax expense (benefit)                         (123)               (260)               (159)
Deferred state income tax expense (benefit)                            (28)                (59)                (35)
                                                                   -------             -------             -------

  Total deferred                                                      (151)               (319)               (194)
                                                                   -------             -------             -------

Total income tax expense                                           $ 2,906             $ 1,903             $ 1,558
                                                                   =======             =======             =======

The following table is a summary of the tax effect of temporary differences that give rise to significant portions of deferred tax assets for the periods ended December 31:

(dollars in thousands)                                              2004                2003
                                                              ------------------ -------------------
Deferred tax assets:
  Allowance for credit losses                                        $ 1,273           $ 1,065
  Deferred loan fees and costs                                           255               137
                                                                     -------           -------
Total deferred tax assets                                              1,528             1,202
                                                                     -------           -------

Deferred tax liabilities:
  Unrealized gain on securities available for sale                       (50)             (139)
  Premises and equipment                                                (376)             (201)
                                                                     -------           -------

Total deferred tax liabilities                                          (426)             (340)
                                                                     -------           -------
Net deferred income tax account                                      $ 1,102           $   862
                                                                     =======           =======

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 follows:

                                                                    2004                2003               2002
                                                              ------------------ ------------------- ------------------


Statutory federal income tax rate                                       34.00%           34.00%           34.00%
State income taxes, net of federal income tax benefit                    3.83             4.70             3.80
Non-taxable income                                                      (1.79)           (1.70)           (0.70)
Other                                                                    0.26             0.20            (0.20)
                                                                        -----            -----            -----
Effective tax rates                                                     37.20%           36.30%           36.90%
                                                                        =====            =====            =====

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

  The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands,
except per share data)                                        2004               2003               2002
                                                   ------------------ ------------------ -------------------

Basic:
Net income allocable to common stockholders                   $5,087             $3,215             $2,667
                                                              ------             ------             ------
  Average common shares outstanding                            7,025              5,112              3,764
                                                              ------             ------             ------
  Basic net income per share                                  $ 0.72             $ 0.63              $0.71
                                                              ------             ------             ------

Diluted:
  Net income allocable to common stockholders                 $5,087             $3,215             $2,667
                                                              ------             ------             ------
  Average common shares outstanding                            7,025              5,112              3,764
    Adjustment for stock options                                 336                304                274
                                                              ------             ------             ------
    Average common shares outstanding-diluted                  7,361              5,416              4,038
                                                              ------             ------             ------
    Diluted net income per share                              $ 0.69             $ 0.59             $ 0.66
                                                              ------             ------             ------

   As of December 31, 2004, there were -0- shares, as of December 31, 2003, there were 1,075 shares, and as of December 31, 2002 there were 1,150 shares, excluded from the diluted net income per share computation because the option price exceeded the market price and therefore, their effect would be anti-dilutive.

10 RELATED PARTY TRANSACTIONS

   Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2004 and 2003.

(dollars in thousands)                                      2004               2003
                                                     ------------------- ------------------
Balance at January 1                                         $ 3,891               $ 2,956
Additions                                                      1,840                 1,347
Repayments                                                    (1,612)                 (412)
                                                             -------               -------

Balance at December 31                                       $ 4,119               $ 3,891
                                                             =======               =======

11 STOCK OPTION PLAN

   The Company maintains the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the periodic granting of incentive and nonqualifying options to selected key employees and members of the Board. Options for not more than 1,142,732, as adjusted for the 1.3 for 1 split paid in February 2005, shares of common stock may be granted under the Plan and the term of such options shall not exceed ten years.

   The Company also maintains the 2004 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, a total of 195,000 shares of common stock, as adjusted for the 1.3 for 1 stock split in February 2005, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire no later than the last business day of January in the calendar year following the year in which the grant is made.

   Following is a summary of changes in shares under option for the years indicated:

     (in thousands of shares)                                        Year Ended December 31,
                                                     2004                      2003                     2002
                                            ------------------------ ------------------------- ------------------------
                                                         Weighted                  Weighted                 Weighted
                                                         Average                    Average                  Average
                                               Number    Exercise       Number     Exercise      Number     Exercise
                                             of Shares     Price      of Shares      Price     of Shares      Price
                                            ------------ ----------- ------------ ------------ ----------- ------------
     Outstanding at beginning of year           632        $ 6.14        569        $ 5.29          549        $5.17
     Granted                                    142         13.88         83         12.09           26         8.42
     Exercised                                  (81)        (6.30)       (15)        (7.52)          (4)       (7.75)
     Cancelled                                   (3)       (14.73)        (5)        (4.39)          (2)       (7.88)
                                                ---                     -----                      -----
     Outstanding at end of year                 690        $ 7.63        632        $ 6.14          569        $5.39
                                                ===                     =====                      =====

     Weighted average fair value of
     options granted during the year                       $ 8.85                     $4.76                    $4.76
                                                           ------                     -----                    -----

     Weighted average remaining contract
       life                                               5.8 years
                                                         -----------

                                                                  Weighted Average
                                                               Remaining Contract Life   Weighted Average
            Range of Exercise Price               Number            (in years)            Exercise Price
     -------------------------------------- ----------------- -------------------------- ------------------
                 $ 4.26-$4.67                        380,553                        4.4              $4.40

                  $7.73-$9.66                         98,030                        6.8               7.97

                 $10.12-$12.12                        65,388                        5.0              11.15
                 $13.42-$15.78                       145,964                        9.0              14.24
                                                     -------
                                                     689,935                                         $7.63
                                                     =======                                         =====

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the years ended December 31, 2004, 2003 and 2002.

                                                  2004             2003            2002
                                            ----------------- --------------- ----------------
     Dividend yield                                 0.00%           0.00%            0.00%
     Expected volatility                           35.85%          21.88%           20.00%
     Risk free interest                             4.23%           4.23%            5.04%
     Expected lives (in years)                        10              10               10


12 EMPLOYEE BENEFIT PLANS

   The Company has a 401(k) Plan covering all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company made contributions to the Plan based on a matching formula of approximately $133 thousand, $98 thousand, and $87 thousand in 2004, 2003 and 2002, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Income.

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

   Loan commitments outstanding and lines and letters of credit at December 31, 2004 and 2003 are as follows:

     (dollars in thousands)                                 2004               2003
                                                     ------------------- ------------------
     Loan commitments                                     $ 57,617            $58,433
     Unused lines of credit                                105,590             95,535
     Letters of credit                                       3,370              2,660

   Because most of the Company's business activity is with customers located in the Washington, DC, metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, and, as such, its performance will be influenced by the economy of the region.

   At December 31, 2004, the Company also had commitments to vendors for leasehold improvement and equipment acquisitions associated with the Bank's new McPherson office. The remaining amount of these commitments at December 31, 2004 was $50 thousand.

   In the normal course of business, the Company may become involved in litigation arising from banking, financial, and other activities. At December 31, 2004, the Company was not involved in any litigation.

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

   Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and Bank met all capital adequacy requirements to which they are subject.

   The actual capital amounts and ratios for the Company and Bank as of December 31, 2004 and 2003 are presented in the table below:

                                                                                                             To Be Well
                                                                                                             Capitalized
                                                                                                            Under Prompt
     (dollars in thousands)                       Company                  Bank              For Capital      Corrective
                                           ------------------------ ----------------------   Adequacy          Action
                                           Actual                   Actual                   Purposes        Provisions*
As of December 31, 2004                    Amount         Ratio     Amount        Ratio        Ratio            Ratio
                                           ----------- ------------ ----------- ---------- -------------- ------------------
 Total capital (to risk weighted
  assets)                                    62,774          13.45%    $48,588     10.69%        8.0%      10.0%
 Tier 1 capital (to risk weighted
  assets)                                    58,436          12.52%     44,364      9.76%        4.0%       6.0%
 Tier 1 capital (to average
  assets)                                    58,436          11.98%     44,364      8.45%        3.0%       5.0%

As of December 31, 2003
 Total capital (to risk weighted
  assets)                                    56,422          16.4%      37,872      11.3%        8.0%      10.0%
 Tier 1 capital (to risk weighted
  assets)                                    52,742          15.3%      34,206      10.2%        4.0%       6.0%
 Tier 1 capital (to average
  assets)                                    52,742          14.0%      34,206       9.5%        3.0%       5.0%

   * Applies to Bank only

   Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2004, the Bank was limited from paying dividends to its parent company by the positive amount of retained earnings it held and the requirement to meet certain capital ratios. In 2002, the Bank paid dividends of $200 thousand to the Company. The Bank did not pay any dividends in 2004 or 2003.

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

   Interest bearing deposits with banks: Values are estimated by discounting the future cash flows using the current rates at which similar deposits would be earning.

   Investment securities: For these instruments, fair values are based on published market or dealer quotes.

   Loans held for sale: Values are at the carrying value since such loans are short term and are carried on a pre-sold basis.

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

   The estimated fair values of the Company's financial instruments at December 31, 2004 and 2003 are as follows:

                                                             2004                                  2003
                                             -------------------------------------- -----------------------------------
     (dollars in thousands)                    Carrying Value       Fair Value       Carrying Value      Fair Value
                                             ------------------- ------------------ ----------------- -----------------
     ASSETS:
     Cash and cash equivalents                         $ 31,100            $31,100           $25,103           $25,103
     Interest bearing deposits with other
       banks                                              9,594              9,594             4,332             4,332
     Federal funds sold                                  15,035             15,035                 -                 -
     Investment securities                               63,950             64,098            82,581            82,581
     Loans held for sale                                  2,208              2,208             3,649             3,649
     Loans, net                                         411,269            411,307           313,853           317,039

     LIABILITIES:
     Noninterest bearing deposits                       130,309            130,309            90,468            90,468
     Interest bearing deposits                          331,978            331,387           245,046           245,174
     Borrowings                                          30,316             30,354            53,042            53,511

16 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   The following table reports the unaudited results of operations for each quarter during 2004, 2003 and 2002:

     (dollars in thousands except per share data)                                 2004
                                                    -----------------------------------------------------------------
                                                     Fourth Quarter   Third Quarter  Second Quarter    First Quarter
                                                    ---------------- --------------- --------------- ----------------
     Total interest income                                   $7,057          $6,146          $5,616           $5,376
     Total interest expense                                   1,197           1,115           1,047              969
     Net interest income                                      5,860           5,031           4,569            4,407
     Provision for credit losses                                218             227              76              154
     Net interest income after provision for
       credit losses                                          5,642           4,804           4,493            4,253
     Noninterest income                                       1,149             697             825            1,082
     Noninterest expense                                      3,866           3,962           3,631            3,493
     Net income before income tax expenses                    2,925           1,539           1,687            1,842
     Income tax expense                                       1,090             539             614              663
                                                             ------          ------          ------           ------
     Net income                                              $1,835          $1,000          $1,073           $1,179
                                                             ======          ======          ======           ======
     Income per share
        Basic                                                 $0.26          $ 0.14          $ 0.15           $ 0.17
        Diluted                                                0.25            0.14            0.15             0.16

                                                                                  2003
                                                    -----------------------------------------------------------------
                                                     Fourth Quarter   Third Quarter  Second Quarter    First Quarter
                                                    ---------------- --------------- --------------- ----------------
     Total interest income                                   $5,044          $4,541          $4,353           $4,466
     Total interest expense                                     905             906           1,067            1,075
     Net interest income                                      4,139           3,635           3,286            3,391
     Provision for credit losses                                445             305             201              224
     Net interest income after provision for
       credit losses                                          3,694           3,330           3,085            3,167
     Noninterest income                                         803             687             573              873
     Noninterest expense                                      3,174           2,804           2,651            2,465
     Net income before income tax expenses                    1,323           1,213           1,007            1,575
     Income tax expense                                         508             435             368              592
                                                             ------          ------          ------           ------
     Net income                                              $  815          $  778          $  639           $  983
                                                             ======          ======          ======           ======
     Income per share
        Basic                                                $ 0.12          $ 0.11          $ 0.17           $ 0.26
        Diluted                                                0.12            0.10            0.15             0.25

                                                                                  2002
                                                    -----------------------------------------------------------------
                                                     Fourth Quarter   Third Quarter  Second Quarter    First Quarter
                                                    ---------------- --------------- --------------- ----------------
     Total interest income                                   $4,537          $4,405          $4,030           $3,689
     Total interest expense                                   1,294           1,362           1,258            1,256
     Net interest income                                      3,243           3,043           2,772            2,433
     Provision for credit losses                                168             182             213              280
     Net interest income after provision for
       credit losses                                          3,075           2,861           2,559            2,153
     Noninterest income                                         744             689             428              299
     Noninterest expense                                      2,363           2,177           2,150            1,893
     Net income before income tax expenses                    1,456           1,373             837              559
     Income tax expense                                         534             525             309              190
                                                             ------          ------          ------           ------
     Net income                                              $  922          $  848          $  528           $  369
                                                             ======          ======          ======           ======
     Income per share
        Basic                                                $ 0.25          $ 0.22          $ 0.14           $ 0.10
        Diluted                                                0.23            0.21            0.13             0.09

   Note: Earnings per share are calculated on a quarterly basis and may not be additive to the year-to-date amount. Income per share has been adjusted for a
   1.3 to 1 stock split in the form of a 30% stock dividend paid in February
   2005.

17 PARENT COMPANY FINANCIAL INFORMATION

   Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

   CONDENSED BALANCE SHEETS
   December 31, 2004 and 2003
   (dollars in thousands)

   ASSETS:                                                             2004                2003
                                                                ------------------- -------------------
Cash                                                                   $     28            $     46
Cash equivalents                                                          6,843               1,525
Investment securities available for sale                                  4,891              30,402
Investment in subsidiary                                                 44,190              34,238
Loans                                                                     2,743               1,150
Less: allowance for credit losses                                           (14)                (14)
                                                                       --------            --------
                                                                          2,729               1,146
Other assets                                                                 33                 168
                                                                       --------            --------
  TOTAL ASSETS                                                         $ 58,714            $ 67,525
                                                                       ========            ========

LIABILITIES:
Accounts payable                                                       $      5            $     13
Short-term borrowings                                                         -              14,363
Other liabilities                                                           175                 137
                                                                       --------            --------
  Total liabilities                                                         180              14,513
                                                                       --------            --------

STOCKHOLDERS' EQUITY:
Common stock                                                                 54                  54
Additional paid in capital                                               47,014              46,406
Retained earnings                                                        11,368               6,281
Accumulated other comprehensive income                                       98                 271
                                                                       --------            --------
  Total stockholders' equity                                             58,534              53,012
                                                                       --------            --------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 58,714            $ 67,525
                                                                       ========            ========

     CONDENSED STATEMENTS OF INCOME
     For the Years Ended December 31, 2004, 2003, and 2002
     (dollars in thousands)

                                                                          2004             2003              2002
                                                                     ---------------- ---------------- -----------------
     INCOME
        EagleBank dividends                                                        -                -              $200
        Other interest and dividends                                            $669             $384                41
        Gain on sale of investment securities                                    421                -                 -
                                                                     ---------------- ---------------- -----------------
          Total income                                                         1,090              384               241
                                                                     ---------------- ---------------- -----------------

     EXPENSES:
        Salaries and employee benefits                                            39               39                39
        Interest expense                                                          13              180               126
        Legal and professional                                                    62               39                58
        Directors' fees                                                           35               18                14
        Other                                                                    167              183               134
                                                                     ---------------- ---------------- -----------------
           Total expenses                                                        316              459               371
     Provision for Credit Losses                                                   -               14                 -
                                                                     ---------------- ---------------- -----------------

      INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT AND EQUITY
        IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                                  774             (89)             (130)

     INCOME TAX (EXPENSE) BENEFIT                                              (263)               30               112
                                                                     ---------------- ---------------- -----------------

      INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED INCOME OF
        SUBSIDIARIES                                                             511             (59)              (18)

     EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                            4,576            3,274             2,685
                                                                     ---------------- ---------------- -----------------

     NET INCOME                                                               $5,087           $3,215            $2,667
                                                                     ================ ================ =================


     CONDENSED STATEMENTS OF CASH FLOWS
     For the Years Ended December 31, 2004, 2003 and 2002
     (dollars in thousands)

     CASH FLOWS FROM OPERATING ACTIVITIES:                                2004             2003              2002
                                                                     ---------------- ---------------- -----------------
     NET INCOME                                                               $5,087           $3,215            $2,667
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
     CASH (USED) PROVIDED BY OPERATING ACTIVITIES:
     Provision for credit losses                                                   -               14                 -
     Gain on sale of investment securities                                     (421)                -                 -
     Equity in undistributed income loss of subsidiary                       (4,576)          (3,274)           (2,685)
     Decrease (increase) in other assets                                         135            (135)                37
     (Decrease) increase in other liabilities                                  (522)               15               (7)
                                                                     ---------------- ---------------- -----------------
     Net cash (used in) provided  by operating activities                      (297)            (165)                12
                                                                     ---------------- ---------------- -----------------

     CASH FLOWS FROM INVESTING ACTIVITIES:

     Net (increase) in loans                                                 (1,583)          (1,150)                 -
     Purchase of available for sale investment securities                   (43,632)        (229,374)                 -
     Proceeds from maturity and sales of available for sale
     investment securities                                                    70,347          199,580               769
     Investment in subsidiary (net)                                          (5,682)          (7,020)           (3,700)
                                                                     ---------------- ---------------- -----------------
     Net cash provided by (used in) investing activities                      19,450         (37,964)           (2,931)
                                                                     ---------------- ---------------- -----------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                    510           29,890                26
     (Repayment of) proceeds from short-term borrowings                     (14,363)            9,763             2,925
                                                                     ---------------- ---------------- -----------------
     Net cash (used in) provided by financing activities                    (13,853)           39,653             2,951
                                                                     ---------------- ---------------- -----------------

     NET INCREASE IN CASH                                                      5,300            1,524                32

     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            1,571               47                15
                                                                     ---------------- ---------------- -----------------
     CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $6,871           $1,571               $47
                                                                     ================ ================ =================

BUSINESS

         Eagle Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for a newly formed Maryland chartered commercial bank. The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. EagleBank, a Maryland chartered commercial bank which is a member of the Federal Reserve System, the Company's principal operating subsidiary, was chartered as a bank and commenced banking operations on July 20, 1998. The Bank operates from five Montgomery County offices located in Gaithersburg, Rockville, Bethesda and Silver Spring, Maryland and three locations in the District of Columbia, at 20th and K Streets, NW, south of Dupont Circle and near McPherson Square. In February 2004, the Company executed a lease for a new office to be opened in 2006 in Friendship Heights, Montgomery County, Maryland on the District of Columbia line.

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

         The Bank has developed a loan portfolio consisting primarily of business loans with variable rates and/or short maturities where the cash flow of the borrower is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using fixed rates which adjust in three to five years, with maturities of five to ten years. Consumer loans are made on the traditional installment basis for a variety of purposes. The Bank has developed significant expertise and commitment as an SBA lender and is one of the largest SBA lenders, in dollar volume, in the Washington metropolitan area.

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

         The Bank constantly strives to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Our plans for mitigating inherent risks in managing loan assets include; carefully enforcing loan policies and procedures, evaluating each borrower's business plan during the underwriting process, identifying and monitoring primary and alternative sources for repayment, and obtaining collateral to minimize losses in the event of liquidation. Specific loan reserves will be used to increase overall reserves based upon increased credit and/or collateral risks on an individual loan bases. A risk rating system is used to proactively determine loss exposure and provide a measuring system for setting general and specific reserves allocations.

         The Bank attempts to further mitigate commercial term loan losses by using loan guarantee programs offered by the SBA. The Bank has been approved for the SBA's preferred lender program (PLP). SBA loans made using PLP by the Bank are not subject to SBA preapproval. However, the Bank is very selective of these types of loans because of the greater responsibility of acting as agents for the SBA.

         The composition of the Bank's loan portfolio is heavily commercial real estate, both owner occupied and investment real estate. At December 31, 2004, commercial real estate secured loans represented 45.7% of the loan portfolio. These loans are carefully underwritten to mitigate lending risks typical of this type of loan such as drops in real estate values, changes in cash flow and general economic conditions. The Bank requires a loan to value of 80% and cash flow debt service of 1.2x to 1.0. In making commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years and generally seeks more frequent adjustments. To date, the Bank's experience with this type of credit has been excellent and it has experienced no commercial mortgage loan losses.

         The Bank is also an active general commercial loan lender providing loans for a large variety of typical commercial loan purposes, including equipment and account receivable financing. This category represents approximately 24.5% of the loan portfolio and is generally characterized by variably priced loans tied to an index such as prime or U. S. Treasury borrowing rates. Subject to limitations in a particular loan agreement, interest rates on variable rate loans change at the same time and at the some rate as the designated index changes. As do all loans in the portfolio, commercial loans must meet high underwriting standards with proper collateral, which may include real estate, and cash flow needed to service the debt. Personal guarantees of promoters and/or principals are generally required, although, may be limited. A growing segment of the commercial loan portfolio is SBA loans.

         In making SBA loans, the Company assumes the risk of nonpayment on the uninsured portion of the credit, which comprises 20-25% of the aggregate loan amount. The Company generally sells the insured portion of the loan, generating noninterest income from the gains on sale, and servicing income from continuing to service the loans. SBA loans are subject to the same high underwriting standards, including cash flow analyses and collateral requirements, as loans which are not guaranteed. Recent issues related to the funding of the Small Business Administration, and the Section 7A lending program in particular, have resulted in periodic reductions in the maximum size of loans which may receive SBA guarantees. While the Company believes that the current issues will not have a long term effect on the availability of the program, there can be no assurance that the Company will be able to continue to originate SBA loans, be able to continue to increase the volume of SBA loans, or to maintain or increase the level of noninterest income relating to SBA loans.

         The balance, or approximately 29.8%, of the loan portfolio is made up of residential mortgage loans, home equity loans and other consumer loans and construction loans. These loans, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit decision processes as the other types of loans advanced by the Bank.

         The Bank at December 31, 2004, had a legal lending limit of $7.3 million and had customers who had been approved for aggregate loans of this amount. Because of the legal lending limitation, the Bank has regularly participated out portions of credits to other area banks, an accepted practice in the industry. The Bank has also participated loans to the Company. These have generally been in nominal amounts and for relatively short terms, either until the Bank could accommodate the participation under its legal limit or the loan could be participated to another lender. The ability of the Company to assist the Bank with these credits has expanded the flexibility and service the Bank can offer its customers. From time to time the Company may make loans for its portfolio. Such loans, which may be made to accommodate borrowers at the Bank level, and may have higher risk characteristics than loans made by the Bank, such as lower priority security interests. The Company will generally make such loans only to borrowers in industries where the Company's directors or lending officers have significant expertise, such as real estate development lending. The Company seeks interest rates and compensation commensurate with the risks involved in the particular loan.

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

         Other services for business accounts include cash management services such as PC banking, sweep accounts, lock box, and account reconciliation, credit card depository, title insurance, safety deposit boxes and Automated Clearing House origination. After hours depositories and ATM service are also available.

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

         The investment policy limits the Bank to investments of the highest quality, U.S. Treasury securities, U.S. Government agency securities and high grade municipal securities. High risk investments, derivatives and non traditional investments are prohibited. Investment maturities are limited to seven years, except as specifically approved by ALCO, and mortgage backed pass through securities with average lives of generally seven years or less. The funds management policy establishes limits on overnight funds purchases and sales, percentage of holdings of various securities, investments in bank deposits and other asset and liability instruments.

         During 2004, the Committee expanded eligible investments to include bank certificates of deposits of $100 thousand or less, except CDs issued by significant regional banks which can be purchased in amounts up to $500 thousand. The addition of this investment vehicle provided additional yield and flexibility to the portfolio.

         During the past two years, the investment strategy has been to stay short expecting that interest rates would rise and to improve yields by using mortgage backed pass through securities of short, generally fifteen year final maturities, or shorter, where repricing opportunities are provided by monthly cash flow.

         As rates rise the Company will invest with the rise in rates improving income opportunities from maturities and cash flow of the portfolio. When the expectation is for rates to peak, following the next increase in rates, the Committee will explore the advisability of extending maturities to accumulate a volume of higher earning investments.
                                       48

         Source of Business. Management believes that the market segments which the Bank targets, small to medium sized businesses and the consumer base of the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and personal service that form the basis for the Bank's business development strategies. The Bank provides services from its strategically located main office in Bethesda, Maryland, and branches in Gaithersburg, Rockville and Silver Spring. The Bank opened a branch in NW, Washington, DC in 2001, opened second branch in May 2004 and a third branch in January 2005, A sixth Montgomery County, Maryland branch in Friendship Heights, on the Maryland /DC border, is expected to open in 2006. There can be no assurance that the Bank will establish any additional branches or that they will be profitable.

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

EMPLOYEES

         At February 28, 2005 the Bank employed 124 persons on a full time basis, six of which are executive officers of the Bank. Except for the President of the Company, the Company (as distinguished from the Bank) does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, a 401k plan, life and long term disability insurance for substantially all full time employees, and an incentive stock option plan for key employees of the Company and Bank.

MARKET AREA AND COMPETITION

         Location and Market Area. The Bank's main office and the headquarters of the Company and the Bank is located at 7815 Woodmont Avenue, Bethesda, Maryland 20814. The Bank has four additional Maryland offices, located at 110 North Washington Street, Rockville, 8677 Georgia Avenue, Silver Spring, 11921 Rockville Pike, Rockville, and 9600 Blackwood Road, Gaithersburg. There are three offices in Washington D.C., located at 20th and K Streets, NW, 1228 Connecticut Ave., NW and 1425 K Street, NW.

         The primary service areas of the Bank are Montgomery County, Maryland, and Washington D.C., with a secondary market area of, Prince George's County in Maryland, and Arlington and Fairfax Counties in Virginia. The Washington, D.C. area attracts a substantial federal workforce as well as supporting a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants.

         Montgomery County, with a total population of about 942,000, represents the second largest suburban employment center in the Washington, D.C. area, with approximately 494,815 jobs in 2003, and an unemployment rate of 2.5%. While government employment provides a significant number of jobs, approximately 82% of the jobs in the county involve private employers. In 2002, there were 96,000 private sector professional and business service jobs in Montgomery County. Almost half of the county's employment is located in the Bethesda, Rockville, North Bethesda area in which the Bank has three branch locations. Much of the job growth and development is located in that area and in the nearby I-270 technology corridor.

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

         USA Patriot Act. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the "USA Patriot Act" or the "Patriot Act", financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.

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

PROPERTIES

         The main branch and the executive offices for the Bank and the Company are located at 7815 Woodmont Avenue, Bethesda, Maryland, in a 12,000 square foot, two story masonry structure (plus basement), with parking. The Company leases the building under a ten-year lease which commenced in April 1998; at an initial annual rent $142,500, subject to annual increase based on the CPI, not to exceed 4% per year. The Company has two five-year renewal options, and an option to purchase the building at a price to be negotiated. The Silver Spring branch of the Bank is located at 8677 Georgia Avenue, Silver Spring, Maryland and consists of 2,794 square feet. The property is occupied under a five year lease, commenced April 1998, at an initial annual rent of $55,878, subject to annual increase based on the CPI, plus additional rent relating to common area fees and taxes. The Company has one five year renewal option. The Rockville branch is located at 110 North Washington Street, Rockville, Maryland, and consists of 2,000 square feet. The property is occupied under a five year lease commenced April 1998, at an initial annual rent of $35,000, subject to annual increase based upon the CPI, with a minimum 3% annual increase, plus additional rent relating to common area fees and taxes. The Company has one five-year renewal option. The K Street branch of the Bank is located at 2001 K Street NW, Washington, DC and consists of 4,154 square feet. The property is occupied under a ten year lease, commenced February 2001, at an initial annual rent of $186,930, with a 3% annual increase, plus additional rent relating to common area fees and taxes. The Company has two five-year renewal options. The Shady Grove/Gaithersburg branch is located at 9600 Blackwood Road, Rockville, Maryland, and consists of 2,326 square feet. The property is occupied under a ten year lease, commenced February 2002, at an initial annual rent of $70,361, with 3% annual increases, plus additional rent relating to common area fees and taxes. The Company has one five-year renewal option. The Rockville Pike branch is located at 11921 Rockville Pike, Rockville, Maryland and consists of 2,183 square feet. The property is occupied under a 5 year lease, commenced December 2003, at an initial annual rent of $64,399, with a 3% annual increase. The Company has one five-year renewal option. The Dupont Circle branch is located at 1228 Connecticut Avenue, N.W., Washington, DC 20036 and consists of 1,738 square feet. The property is occupied under a 10 year lease, commenced in April 2004, at an initial annual rent of $81,686, with a 3% annual increase. The McPherson Square branch is located at 1425 K Street, N.W., Washington, DC 20036 and consists of 5,199 square feet. The property is occupied under a 10 year lease, commenced in July 2004, at an initial annual rent of $144,067 with a 5% annual increase.

         In January 2002, the Company occupied a facility in Bethesda, consisting of 2,698 square feet, under a 10 year lease, with one five year renewal option, at an initial base rent of $67,450 per year with a 3% annual increase, plus additional rent relating to common area fees and taxes. In June 2004, the Company occupied an additional facility in Bethesda, consisting of 2,820 square feet under a 10 year lease, with one five-year renewal option, at an initial base rent of $59,784 per year, with a 3% annual increase.

         In April 2004, the Company occupied a new operations center at 11961 Tech Road, Silver Spring, Maryland, consisting of 9,172 square feet. The property is occupied under a 7 year lease, at an initial annual rent of $99,789, with a 3% annual increase. The Company has two five-year renewal options.

         In February 2004, the Company entered into a lease for a facility at 11 Wisconsin Circle, Chevy Chase, Maryland, with the intention of opening an additional branch location in 2006. The facility consists of 4,276 square feet and will be occupied under a 10 year lease, at an initial annual rent of $239,884, with a 3% annual increase. The Company has two five-year renewal options.

CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of he period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of Eagle Bancorp, Inc. (the "Company") is responsible for the preparation, integrity and fair presentation of the financial statements included in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management's judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

         Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company's internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time. The Audit Committee of the Board of Directors (the "Committee"), is comprised entirely of outside directors who are independent of management. The Committee is responsible for the appointment and compensation of the independent auditors and makes decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

         Management assessed the Company's system of internal control over financial reporting as of December 31, 2004. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control - Integrated Framework." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

         The 2004 financial statements have been audited by the independent registered public accounting firm of Stegman & Company ("Stegman"). Personnel from Stegman were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from Stegman accompanies the financial statements. Stegman has also issued an attestation report on management's assessment of the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/  Ronald D. Paul                      /s/  Michael T. Flynn                  /s/  Wilmer Tinley
President and Chief Executive            Executive Vice President of the        Senior Vice President and Chief
Officer of the Company                   Company and President of               Financial Officer of the Company
                                         EagleBank


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Eagle Bancorp, Inc.

         We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Eagle Bancorp, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, management's assessment that Eagle Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Eagle Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004, and 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of Eagle Bancorp, Inc. and our report dated February 21, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stegman & Company

Baltimore, Maryland
February 21, 2005

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included in this report

        Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2004 and 2003 Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
        Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
        Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002
        Notes to the Consolidated Financial Statements

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit
 No.      Description of Exhibit
-------   ----------------------

3(a)      Certificate of Incorporation of the Company, as amended (1)
3(b)      Bylaws of the Company (2)
10.1      1998 Stock Option Plan (3)
10.2      Employment Agreement between Michael Flynn and the Company, (4)
10.3      Employment Agreement between Thomas D. Murphy and the Bank, (4)
10.4      Employment Agreement between Ronald D. Paul and the Company, (4)
10.5      Director Fee Agreement between Leonard L. Abel and the Company, (4)
10.6      Employment Agreement between Susan G. Riel and the Bank, (4)
10.7      Employment Agreement between Martha F. Tonat and the Bank, (4)
10.8      Employment Agreement between Wilmer L. Tinley and the Bank, (4)
10.9      Employment Agreement between James H. Langmead and the Bank, filed herewith
10.10     Employee Stock Purchase Plan (5)
11        Statement Regarding Computation of Per Share Income
      Please refer to Note 9 to the consolidated financial statements for the year ended December 31, 2004.
21        Subsidiaries of the Registrant
23        Consent of Stegman & Company
31.1      Certification of Ronald D. Paul
31.2      Certification of Wilmer L. Tinley
31.3      Certification of Michael T. Flynn
32.1      Certification of Ronald D. Paul
32.2      Certification of Wilmer L. Tinley
32.3      Certification of Michael T. Flynn
---------------------
(1) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the period ended
     September 30, 2004.
(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.
(3)  Incorporated by reference to Exhibit 10.1 to the Company's Annual
     Report on Form 10-KSB for the year ended December 31, 1998. (4) Incorporated by reference to exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.
(5) Incorporated by reference to Exhibit 4 the Company's Registration Statement on Form S-8 (No. 333-116352).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EAGLE BANCORP, INC.



March 9, 2005                      By:  /s/ Ronald D. Paul
                                       ----------------------------------------
                                       Ronald D. Paul, President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  NAME                               POSITION                                    DATE


 /s/ Leonard L. Abel                                 Chairman of the Board of Directors          March 9, 2005
------------------------------------
Leonard L. Abel


 /s/ Leslie M. Alperstein                            Director                                    March 9, 2005
------------------------------------
Leslie M. Alperstein


 /s/ Dudley C. Dworken                               Director                                    March 9, 2005
------------------------------------
Dudley C. Dworken


 /s/ Michael T. Flynn                                Executive Vice President and Director       March 9, 2005
------------------------------------                 of the Company, President of the Bank
Michael T. Flynn


 /s/ Eugene F. Ford, Sr.                             Director                                    March 9, 2005
------------------------------------
Eugene F. Ford, Sr.


 /s/ Philip N. Margolius                             Director                                    March 9, 2005
------------------------------------
Philip N. Margolius


 /s/ Ronald D. Paul                                  President and Director                      March 9, 2005
------------------------------------                 Principal Executive Officer
Ronald D. Paul


 /s/ Wilmer L. Tinley                                Executive Vice President of the Bank,       March 9, 2005
------------------------------------                 and Senior Vice President and
Wilmer L. Tinley                                     Chief Financial Officer of the Company
                                                     Principal Financial and Accounting Officer
