Form 10-Q
period 2005-03-31
EAGLE BANCORP INC
filed 2005-05-10
CIK 1050441

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)
( X )           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                                       OR

(   )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------.


                         Commission File Number 0-25923


                               EAGLE BANCORP, INC
             (Exact name of registrant as specified in its charter)

             Maryland                                           52-2061461
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

7815 Woodmont Avenue, Bethesda, Maryland                           20814
(Address of principal executive offices)                         (Zip Code)

                                 (301) 986-1800
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes __(x)___     No __(__)__

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act   Yes __(x)___     No _____ -

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of April 25, 2005, the registrant had 7,093,201 shares of Common Stock outstanding.

Item 1 - Financial Statements

                               EAGLE BANCORP, INC.
                           Consolidated Balance Sheets
                      March 31, 2005 and December 31, 2004
                             (dollars in thousands)

                                                                                   March 31,          December 31,
ASSETS                                                                               2005                 2004
                                                                            -------------------- --------------------
                                                                                (unaudited)
Cash and due from banks                                                                  23,193               31,100
Interest bearing deposits with banks and other short term investments                    17,504                9,594
Federal funds sold                                                                       26,064               15,035
Investment securities available for sale, at fair value                                  65,449               64,098
Loans held for sale                                                                       3,671                2,208
Loans                                                                                   437,117              415,509
Less allowance for credit losses                                                         (4,663)              (4,240)
                                                                            -------------------- --------------------
   Loans, net                                                                           432,454              411,269
Premises and equipment, net                                                               6,176                5,726
Accrued interest, taxes and other assets                                                 15,339               14,423
                                                                            -------------------- --------------------
TOTAL ASSETS                                                                     $      589,850       $      553,453
                                                                            ==================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:

  Noninterest bearing demand                                                            146,376              130,309
  Interest bearing transaction                                                           52,613               57,063
  Savings and money market                                                              136,330              126,299
  Time, $100,000 or more                                                                 98,860               99,882
  Other time                                                                             48,731               48,734
                                                                            -------------------- --------------------
    Total deposits                                                                      482,910              462,287
  Customer repurchase agreements and federal funds purchased                             39,498               23,983
Other short-term borrowings                                                               5,333                6,333
Other liabilities                                                                         2,469                2,316
                                                                            -------------------- --------------------
    Total liabilities                                                                   530,210              494,919
                                                                            -------------------- --------------------

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; shares authorized 20,000,000, shares
   issued and outstanding 7,088,651 (2005) and 5,421,730 (2004)                              71                   54
Additional paid in capital                                                               47,433               47,014
Retained earnings                                                                        12,525               11,368
Accumulated other comprehensive (loss) income                                             (389)                   98
                                                                            -------------------- --------------------
    Total stockholders' equity                                                           59,640               58,534
                                                                            -------------------- --------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $      589,850       $      553,453
                                                                            ==================== ====================

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
                      Consolidated Statements of Operations
      For the Three Month Periods Ended March 31, 2005 and 2004 (unaudited)
                  (dollars in thousands, except per share data)

                                                                                   2005             2004
                                                                              ---------------- ----------------
INTEREST INCOME
  Interest and fees on loans                                                       $   6,997         $   4,787
  Taxable interest and dividends on investment securities                                487               527
  Interest on balances with other banks                                                   42                26
  Interest on federal funds sold                                                         184                36
                                                                              --------------- -----------------
      Total interest income                                                            7,710             5,376
                                                                              --------------- -----------------

INTEREST EXPENSE
  Interest on deposits                                                                 1,141               811
  Interest on customer repurchase agreements
       and federal funds purchased                                                        33                30
  Interest on short-term borrowings                                                       61                27
  Interest on long-term borrowings                                                         -               101
                                                                              --------------- -----------------
      Total interest expense                                                           1,235               969
                                                                              --------------- -----------------

NET INTEREST INCOME                                                                    6,475             4,407

PROVISION FOR CREDIT LOSSES                                                              417               154
                                                                              --------------- -----------------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                                  6,058             4,253
                                                                              --------------- -----------------

NONINTEREST INCOME
  Service charges on deposits                                                            269               346
  Gain on sale of loans                                                                  495               172
  Gain on sale of investment securities                                                    -               253
  Other income                                                                           275               311
                                                                              --------------- -----------------
      Total noninterest income                                                         1,039             1,082
                                                                              --------------- -----------------

NONINTEREST EXPENSE
  Salaries and employee benefits                                                       2,560             1,954
  Premises and equipment expenses                                                        801               598
  Advertising                                                                             96                56
  Outside data processing                                                                181               142
  Other expenses                                                                         837               743
                                                                              --------------- -----------------
      Total noninterest expense                                                        4,475             3,493
                                                                              --------------- -----------------

INCOME BEFORE INCOME TAX EXPENSE                                                       2,622             1,842

INCOME TAX EXPENSE                                                                       969               663
                                                                              --------------- -----------------

NET INCOME                                                                         $   1,653         $   1,179
                                                                              =============== =================

EARNINGS PER SHARE
  Basic                                                                            $    0.23         $    0.17
  Diluted                                                                          $    0.22         $    0.16


See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
                      Consolidated Statements of Cash Flows
      For the Three Month Periods Ended March 31, 2005 and 2004 (unaudited)
                             (dollars in thousands)

                                                                                      2005               2004
                                                                                --------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $   1,653         $   1,179
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for credit losses                                                                417               154
Depreciation and amortization                                                              260               209
Gains on sale of loans                                                                    (495)             (172)
Origination of loans held for sale                                                     (10,661)           (7,470)
Proceeds from sale of loans held for sale                                                9,693             6,950
Gain on sale of investment securities                                                        -              (253)
Increase in other assets                                                                  (640)             (410)
Increase in other liabilities                                                              153               206
                                                                                --------------- -----------------
Net cash provided by operating activities                                                  380               393
                                                                                --------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest bearing deposits with other banks                                  (7,910)             (649)
Purchases of available for sale investment securities                                   (3,349)          (63,060)
Proceeds from maturities of available for sale securities                                1,293            45,251
Proceeds from sale of available for sale securities                                          -            30,340
Increase in federal funds sold                                                         (11,029)          (17,026)
Net increase in loans                                                                  (21,602)          (12,804)
Bank premises and equipment acquired                                                      (710)             (813)
Purchase of BOLI                                                                             -            (2,000)
                                                                                --------------- -----------------
Net cash used in investing activities                                                  (43,307)          (20,761)
                                                                                --------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits                                                                    20,623            50,126
Increase (decrease) in customer repurchase agreements and
 federal funds purchased                                                                15,515           (24,496)
Decrease in other short-term borrowings                                                 (1,000)                -
Proceeds from long-term borrowings                                                           -            (1,037)
Issuance of common stock                                                                   382               331
Payment of dividends                                                                      (500)
                                                                                --------------- -----------------
Net cash provided by financing activities                                               35,020            24,924
                                                                                 --------------- -----------------

NET (DECREASE) INCREASE IN CASH                                                         (7,907)            4,556

CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                            31,100            25,103

                                                                                --------------- -----------------
CASH AND DUE FROM BANKS AT END OF YEAR                                              $   23,193        $   29,659
                                                                                =============== =================

SUPPLEMENTAL CASH FLOWS INFORMATION:
    Interest paid                                                                   $    1,180        $      916
                                                                                =============== =================
    Income taxes paid                                                               $      710        $      400
                                                                                =============== =================

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
      For the Three Month Periods Ended March 31, 2005 and 2004 (unaudited)
                             (dollars in thousands)

                                                                                                   Accumulated
                                                                      Additional                      Other          Total
                                                          Common         Paid        Retained     Comprehensive  Stockholders'
                                                          Stock       in Capital     Earnings     Income (Loss)     Equity
                                                       ------------- ------------- -------------- -------------- --------------
Balance, January 1, 2005                                   $     54    $   47,014     $   11,368       $     98     $   58,534

    Net Income                                                                             1,653                         1,653

   Cash Dividend ($ .07 per share)                                             (4)          (496)                         (500)

  1.3 to one stock split in the form of a 30% stock
      dividend                                                   17           (17)             -              -              -

  Exercise of options for 41,468 shares of common
      stock                                                       -           382              -              -            382


  Tax benefit on non-qualified options exercise                                58                                           58

  Other Comprehensive Income

        Unrealized loss on securities available for
              sale (net of taxes)                                 -             -              -           (487)          (487)
                                                       ------------- ------------- -------------- -------------- --------------
Balance, March 31, 2005                                    $     71    $   47,433     $   12,525     $     (389)    $   59,640
                                                       ============= ============= ============== ============== ==============

Balance, January 1, 2004                                   $     54    $   46,406     $    6,281     $      271     $   53,012


    Net Income                                                                             1,179                         1,179

  Exercise of options for 42,464 shares of common
      stock                                                       -           331              -              -            331

  Other Comprehensive Income

        Unrealized gain on securities available for
         sale (net of taxes)                                      -             -              -            134            134
                                                       ------------- ------------- -------------- -------------- --------------
Balance, March 31, 2004                                    $     54     $  46,737     $    7,460     $      405     $   54,656
                                                       ============= ============= ============== ============== ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the three months ended March 31, 2005 and 2004 (unaudited)


1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of December 31, 2004 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2004 Annual Report. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.


2. NATURE OF BUSINESS

     The Company, through its bank subsidiary, provides domestic financial services primarily in Montgomery County, Maryland and Washington, DC. The primary financial services include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgages and small business loans. A new noninterest income business was organized in the first quarter of 2005, which provides professional services in connection with loan settlement processes.


3. INVESTMENT SECURITIES

     Amortized cost and estimated fair value of securities available for sale are summarized as follows:

     (in thousands)

                                                                                Gross             Gross
                                                            Amortized        Unrealized         Unrealized     Estimated Fair
MARCH 31, 2005                                                Cost              Gains            Losses             Value
--------------                                          ------------------ ----------------- ---------------- ------------------
U. S. Government agency securities                               $ 37,472            $    -          $   610           $ 36,862
GNMA mortgage backed securities                                    21,884                10              423             21,471
Federal Reserve and Federal Home Loan Bank stock                    2,215                 -                -              2,215
Other equity investments                                            4,435               474                8              4,901
                                                        ------------------ ----------------- ---------------- ------------------
                                                                 $ 66,006            $  484          $ 1,041           $ 65,449
                                                        ================== ================= ================ ==================

                                                                                Gross             Gross
                                                            Amortized        Unrealized         Unrealized     Estimated Fair
DECEMBER 31, 2004                                             Cost              Gains            Losses             Value
-----------------                                       ------------------ ----------------- ---------------- ------------------
U. S. Government agency securities                               $ 34,478             $   -          $   294           $ 34,184
GNMA mortgage backed securities                                    23,177                77              188             23,066
Federal Reserve and Federal Home Loan Bank stock                    1,956                 -                -              1,956
Other equity investments                                            4,339               555                2              4,892
                                                        ------------------ ----------------- ---------------- ------------------
                                                                 $ 63,950             $ 632          $   484           $ 64,098
                                                        ================== ================= ================ ==================

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of March 31, 2005 are as follows:

                                                                                                         Gross
                                                       Estimated        Less than      More than      Unrealized
MARCH 31, 2005  (IN THOUSANDS)                         Fair Value       12 months      12 months        Losses
------------------------------                     ----------------- -------------- -------------- ----------------
U. S. Government agency securities                         $ 36,862         $  476          $ 134           $  610
GNMA mortgage backed securities                              21,471            178            245              423
Federal Reserve and Federal Home Loan Bank stock              2,215              -              -                -
Other equity investments                                      4,901              -              8                8
                                                   ----------------- -------------- -------------- ----------------
                                                           $ 65,449         $  654         $  387          $ 1,041
                                                   ================= ============== ============== ================

                                                                                                         Gross
                                                       Estimated        Less than      More than      Unrealized
DECEMBER 31, 2004  (IN THOUSANDS)                      Fair Value       12 months      12 months        Losses
---------------------------------                  ----------------- -------------- -------------- ----------------
U. S. Government agency securities                         $ 34,184         $  221         $   73           $  294
GNMA mortgage backed securities                              23,066             21            167              188
Federal Reserve and Federal Home Loan Bank stock              1,956              -              -                -
Other equity investments                                      4,892             -               2                2
                                                   ----------------- -------------- -------------- ----------------
                                                           $ 64,098         $  242         $  242           $  484
                                                   ================= ============== ============== ================

The unrealized losses that exist are the result of market changes in interest rates since the original purchases. All of the bonds are rated AAA. These factors coupled with the Company's ability and intent to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses are temporary.


4. INCOME TAXES

     The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 (SFAS109), "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.


5. EARNINGS PER SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of March 31, 2005 there were no shares excluded from the diluted net income per share computation because their inclusion would be anti-dilutive. Earnings per share for the three months ended March 31, 2004 have been adjusted to reflect a 1.3 for one stock split in the form of a 30% stock dividend effected on February 28, 2005.

6. STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies the intrinsic value method of recognition and measurement principles of Accounting Principles Board Opinion No.25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the three months ended March 31, 2005 and 2004. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the three month ended March 31, 2005 and 2004.


                                                                 Three Months
                                                                Ended March 31,
                                                              ------------------
                                                                 2005     2004
                                                              --------- --------
Net income, as reported                                        $ 1,653   $1,179

Less pro forma stock-based compensation expense
  determined under the fair value method, net of
  related tax effects                                             (432)    (718)
                                                              --------- --------
Pro forma net income                                            $1,221    $ 461
                                                              ========= ========

Net income per share:
  Basic - as reported                                            $ .23    $ .17
  Basic - pro forma                                              $ .17    $ .07
  Diluted - as reported                                          $ .22    $ .16
  Diluted - pro forma                                            $ .16    $ .06

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiary, the Bank. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

GENERAL

         Eagle Bancorp, Inc. is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997 to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate our primary market area. The cornerstone of our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has five offices serving Montgomery County and three offices in the District of Columbia. In February 2004, the Company executed a lease for a new office to be opened in the first quarter 2006 in Chevy Chase, Montgomery County, Maryland. In February 2005, Eagle Land Title, LLC, a Bank subsidiary which performs professional services in connection with loan settlements, commenced operations.

         The Company offers a broad range of commercial banking services to our business and professional clients as well as full service consumer banking services to individuals living and/or working in the service area. We emphasize providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near our primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community we serve. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. We have developed significant expertise and commitment as an SBA lender, have been designated a Preferred Lender by the Small Business Administration (SBA), and are one of the largest community bank SBA lenders, in the Washington Metropolitan area.


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

         The allowance for credit losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (a) Statement on Financial Accounting Standards ("SFAS") 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and are estimable and (b) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, can be determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.

         Three components comprise our allowance for credit losses: a specific allowance, a formula allowance and a nonspecific allowance. Each component is determined based on estimates that can and do change when the actual events occur.

         The specific allowance individually allocates an allowance to identified loans. A loan for which reserves are individually allocated may show deficiencies in the borrower's overall financial condition, payment record, support available from financial guarantors and or the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company's assessment of the loss that may be associated with the individual loan.

         The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as requiring specific reserves. Loans identified as special mention, substandard, doubtful and loss, are segregated from non-rated loans. Each loan type is assigned an allowance factor based on management's estimate of the risk, complexity and size of individual loans within a particular category. Classified loans are assigned higher allowance factors than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements regarding the borrower. Allowance factors increase with the worsening of the internal risk rating.

         The nonspecific formula is used to estimate the loss of remaining loans (those not identified as either requiring specific reserves or having classified risk ratings). The loss estimates are based on more global factors incident to the overall portfolio, such as delinquency trends, loss history, trends in the volume and size of individual credits, effects of changes in lending policy, the experience and depth of management, national and local economic trends, any concentrations of credit, the quality of loan review system and the effect of external factors such as competition and regulatory requirements. The nonspecific allowance captures losses whose impact on the portfolio may have occurred but have yet to be recognized in either the formula or specific allowance.

         Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including, in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and nonspecific allowance components of the allowance. The establishment of allowance factors is a continuing evaluation, based on management's ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a related, after tax effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. For additional information regarding the allowance for credit losses, refer to the discussion under the caption "Allowance for Credit Losses" below.

RESULTS OF OPERATIONS

         The Company reported net income of $1.7 million for the three months ended March 31, 2005, as compared to net income of $1.2 million for the three months ended March 31, 2004. Income per basic share was $0.23 for the three months ended March 31, 2005, as compared to $0.17 same period in 2004. Income per diluted share was $0.22 for the three months ended March 31, 2005, as compared to $0.16 for the same period in 2004. Earnings per share for the three months ended March 31, 2004 have been adjusted to reflect a 1.3 for one stock spilt in the form of a 30% stock dividend effected on February 28, 2005.

         The Company had an annualized return on average assets of 1.20% and an annualized return on average equity of 11.32% for the first three months of 2005, as compared to returns on average assets and average equity of 1.08% and 8.78%, respectively, for the same three months of 2004.

         The increase in net income for the three months ended March 31, 2005 as compared to the same period in 2004, can be attributed substantially to an increase of 47% in net interest income, resulting from an increase of 28% in average earning assets and an increase in the net interest spread of 59 basis points and the net interest margin of 65 basis points between the comparable periods. Since June 2004, the Federal Reserve Bank has increased the federal funds target rate by 1.75% to 2.75% in seven interest rate increases of 25 basis points. The impact of these increases has contributed to the improvement in the Company's margin in the past several quarters. While interest rates on earning assets have risen by 65 basis points, the cost of interest bearing liabilities has increased by only 6 basis points. Additionally, the growth in average noninterest bearing funding sources for the first quarter of 2005 as compared to 2004 has been $52.6 million or 49%. This significant growth in noninterest bearing funding sources has increased the value of noninterest sources funding earning assets from 34 basis points for the first three months in 2004 to 40 basis points for the three months ended March 31, 2005. Thus, the Company has been able to increase its primary source of funds (core deposits) at rates which have allowed its net interest spread and margin to increase in the first quarter of 2005 as compared to the same period in 2004. As a result of competitive pressures, rates paid on deposits, which have not increased as much or as rapidly as interest rates on earning assets, may result in a higher cost of funding in future periods, which may not be offset by further increases in interest rates on earning assets. As a result of such potential margin compression, the Company's earnings could be adversely effected.

         Loans, which generally have higher yields than securities and other earning assets, increased from 79% of average earning assets in the first three months of 2004 to 81% of average earning assets for the same period of 2005. Investment securities in the first quarter of 2005 amounted to 12% of average earning assets as compared to 16% for the first three months in 2004. This decline was directly related to average loan growth over the past twelve month period exceeding the growth of average deposit and other funding sources.

         The provision for credit losses was $417 thousand for the first quarter in 2005 as compared to $154 thousand for the same period in 2004. This increase was largely attributable to the growth in the loan portfolio in the first quarter of 2005, which was very favorable. As discussed in the section on Allowance for Credit Losses, the Company had $6 thousand of net recoveries on previously charged off loans in the first quarter of 2005. This compared to net charge-offs of $84 thousand for the first three months of 2004. At March 31, 2005, the allowance for credit losses was $4.7 million or 1.07% of total loans, as compared to $3.7 million or 1.14% of total loans at March 31, 2004 and $ 4.2 million or 1.02% of total loans at December 31, 2004.

         Noninterest income decreased 4%, to $1.0 million for the first three months of 2005, from $1.1 million in the same period of 2004. However, noninterest income for the first three months of 2004 included investment securities gains of $253 thousand, while no securities gains were recognized in the first quarter of 2005. Excluding gains on the sale of investment securities, noninterest income was $1.0 million in 2005 versus $0.8 million for 2004, an increase of 25%. This increase was due primarily to increased gains on the sale of SBA loans ($385 thousand versus $97 thousand), and residential mortgage loans ($110 thousand versus $75 thousand).

         Noninterest expenses increased from $3.5 million in the first quarter of 2004 to $4.5 million for the first quarter of 2005, an increase of 28%. The increase was attributable primarily to increases in staff levels, and related personnel cost increases, to increased occupancy costs, due in part to new banking offices, and to higher marketing, data processing, and professional fees associated with a larger organization. The efficiency ratio improved in the first quarter of 2005 to 59.56% as compared to 63.64% for the first quarter in 2004.

         The combination of increases in net interest income from both increased volume and favorable interest rate effects, offset in part by increases in the provision for credit losses, stable noninterest income and increases in noninterest expenses, resulted in the significant improvement in reported income for the first quarter of 2005 versus 2004.

Net Interest Income and Net Interest Margin

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first three months of 2005 was $6.5 million compared to $4.4 million for the first three months of 2004.

         The table labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" presents the average balances and rates of the various categories of the Company's assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

AVERAGE BALANCES, INTEREST YIELDS, AND RATES, AND NET
INTEREST MARGIN                                                      2005                               2004
                                                          ------------------------------    -------------------------------
THREE MONTHS ENDED MARCH 31,                              Average             Average        Average             Average
                                                          Balance   Interest Yield/Rate      Balance   Interest Yield/Rate
                                                          --------- -------- -----------    ---------- -------- -----------
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks & other
    short-term investments                                $  7,280  $    42       2.34%     $   4,163  $    26       2.56%
Loans (1)                                                  429,095    6,997       6.61%       324,942    4,787       5.93%
Investment securities available for sale                    63,536      487       3.11%        65,869      527       3.20%
Federal funds sold                                          27,380      184       2.73%        14,094       36       1.03%
                                                          --------- --------                ---------- --------
     Total interest earning assets                         527,291    7,710       5.93%       409,068    5,376       5.28%
                                                          --------- --------                ---------- --------

Total noninterest earning assets                            37,065                             33,330
Less: allowance for credit losses                            4,375                              3,764
                                                          ---------                         ----------
     Total noninterest earning assets                       32,690                             29,566
                                                          ---------                         ----------
     TOTAL ASSETS                                         $559,981                          $ 438,634
                                                          =========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction                              $ 52,278  $    19       0.15%     $  45,263  $    14       0.13%
Savings and money market                                   136,155      338       1.01%       111,523      260       0.94%
Time deposits                                              144,617      784       2.20%       109,774      537       1.97%
Customer repurchase agreements and federal funds
    purchased                                               27,754       33       0.48%        21,263       30       0.56%
Other short-term borrowings                                  6,756       61       3.66%         4,000       27       2.79%
Long term borrowings                                             -        -       0.00%        10,170      101       4.00%
                                                          --------- --------                ---------- --------
     Total interest bearing liabilities                    367,560    1,235       1.35%       301,993      969       1.29%
                                                          --------- --------                ---------- --------

Noninterest bearing liabilities:
Noninterest bearing demand                                 130,254                             81,438
Other liabilities                                            2,959                              1,326
                                                          ---------                         ----------
     Total noninterest bearing liabilities                 133,213                             82,764

Stockholders' equity                                        59,208                             53,877
                                                          ---------                         ----------
     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY            $559,981                           $438,634
                                                          =========                         ==========
Net interest income
                                                                    $ 6,475                             $4,407
                                                                    ========                           ========
Net interest spread                                                               4.58%                              3.99%
Net interest margin                                                               4.98%                              4.33%
(1) includes Loans held for Sale


Allowance for Credit Losses

         The provision for credit losses represents the amount of expense charged to current earnings to fund the allowance for credit losses. The amount of the allowance for credit losses is based on many factors which reflect management's assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank.

         Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consultant, support management's assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption "Critical Accounting Policies" for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the following table which reflects the comparative charge-offs and recoveries of prior loan charge-offs information.

         During the first three months of 2005, a provision for credit losses was made in the amount of $417 thousand and the allowance for credit losses increased $ 423 thousand, including the impact of $6 thousand in net recoveries during the period. The provision for credit losses of $417 thousand in the first three months of 2005 compared to a provision for credit losses of $154 thousand in the first three months of 2004. The higher level of the provision in 2005 is primarily attributable to growth in the loan portfolio in the first quarter of 2005.

         At March 31, 2005, the Company had $151 thousand of loans classified as nonaccrual as compared to $156 thousand at December 31, 2004 and $561 thousand at March 31, 2004. The Company had no restructured loans at either, March 31, 2005, December 31, 2004 or March 31, 2004. Significant variation in these amounts may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. The Company had no other real estate owned at March 31, 2005, December 31, 2004 or March 31, 2004. The balance of impaired loans was $151 thousand at March 31, 2005, with specific reserves against those loans of $57 thousand, compared to $156 thousand at December 31, 2004 with specific reserves of $31 thousand. The allowance for loan losses represented 1.07% of total loans at March 31, 2005 as compared to 1.02% at December 31, 2004. This increase was due to a slight mix shift in the portfolio toward more commercial real estate loans (48% versus 46%) which category tends to have larger transactions in the assessment of risk, resulting in an increase in the unallocated portion of the allowance.

         As part of its comprehensive loan review process, the Company's Board of Directors and the Bank Director's Loan Committee and or Board of Director's Credit Review Committees carefully evaluates loans which are past due 30 days or more. The Committee(s) make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past due, unless they are well secured and in the process of collection.

         The maintenance of a high quality loan portfolio, with an adequate allowance for possible loan losses will continue to be a primary management objective in the Company.

         The following table sets forth activity in the allowance for credit losses for the periods indicated.

                                           Three Months Ended
(dollars in thousands)                          March 31,
                                         ------------------------
                                            2005           2004
                                         -----------    ---------
  Balance at beginning of year           $    4,240     $  3,680
  Charge-offs:
      Commercial                                             (66)
      Real estate - commercial                    -            -
      Construction                                -            -
      Home equity                                 -            -
      Other consumer                              -          (18)
                                         -----------    ---------
 Total                                            0          (84)
                                         -----------    ---------

 Recoveries:
      Commercial                                  6            -
      Real estate - commercial                    -            -
      Construction                                -            -
      Home equity                                 -            -
      Other consumer                              -            -
                                         -----------    ---------
 Total                                            6            -
                                         -----------    ---------
 Net recoveries (charge-offs)                     6          (84)
                                         -----------    ---------

 Additions charged to operations                417          154
                                         -----------    ---------
 Balance at end of period                $    4,663     $  3,750
                                         ===========    =========

 Annualized ratio of net
 charge-offs during the period to
 average loans outstanding during
 the period                                  (.01)%         .10%
                                         -----------    ---------


         The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

                                            As of March 31,          As of December 31,
                                        ------------------------- --------------------------
                                                  2005                      2004
                                        ------------------------- --------------------------
                                           Amount        % (1)        Amount        % (1)
                                        -------------- ---------- --------------- ----------
Commercial                                    $ 1,975        25%         $ 1,963        25%
Real estate - commercial                        1,633        48%           1,426        46%
Real estate - residential                          84         0%             105         3%
Construction                                      532        15%             431        14%
Home equity                                       211        11%             223        11%
Other consumer                                    105         1%              58         1%
Unallocated                                       123         -%              34        - %
                                        -------------- ---------- --------------- ----------
    Total allowances for credit losses        $ 4,663       100%         $ 4,240       100%
                                        ============== ========== =============== ==========

(1) Represents the percent of loans in each category to total loans

Non-performing Assets

         The Company's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, restructured loans and other real estate owned, totaled $151 thousand at March 31, 2005 compared to $561 thousand at March 31, 2004. The percentage of non-performing assets to total assets was 0.03% at March 31, 2005, compared to 0.17% at March 31, 2004.

         The following table shows the amounts of non-performing assets at the dates indicated.

                                          March 31,           December 31
                                   ------------------------  --------------
 (dollars in thousands)              2005          2004          2004
                                   ----------    ----------  --------------
 Nonaccrual Loans
 Commercial                        $    151      $     470    $      156
 Consumer                                 -             91             -
 Real estate                              -              -             -
 Accrual loans-past due 90 days
 Commercial                               -              -             -
 Consumer                                 -              -             -
 Real estate                              -              -             -
 Restructured loans                       -              -             -
 Real estate owned                        -              -             -
                                   ----------    ----------  --------------
      Total non-performing assets  $    151      $     561    $      156
                                   ==========    ==========  ==============

At March 31, 2005, there were $3.8 million of performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories.

Noninterest Income

Noninterest income consists primarily of deposit account service charges, gains on the sale of SBA and residential mortgage loans, other noninterest loan fees, income from bank owned life insurance ("BOLI") and other service fees. For the three months ended March 31, 2005, noninterest income was $1.0 million. This compared to $1.1 million of noninterest income for the three months ended March 31, 2004, which included $253 thousand in net gains on the sale of investment securities.

The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $385 thousand for the three months ended March 31, 2005 compared to $97 thousand for the three months ended March 31, 2004, as the Company emphasized this lending activity in the first three months of 2005. The Company also originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $110 thousand in the first three months of 2005 compared to $75 thousand in the same period in 2004. Income for the three months ended March 31, 2005 was $269 thousand from deposit account service charges, $46 thousand from SBA loan service fees and $102 thousand from BOLI, versus $346 thousand from deposit account service charges, $32 thousand from SBA service fees and $83 thousand from BOLI for the three months ended March 31, 2004. Other noninterest income amounted to $127 thousand for the first three months of 2005, as compared to $196 thousand in the first quarter of 2004. The decline in deposit services was primarily related to a decline in overdraft fees.

Noninterest Expenses

Noninterest expense was $4.5 million for the three months ended March 31, 2005 compared to $3.5 million for the three months ended March 31, 2004, an increase of 28%.

Salaries and benefits were $2.6 million for the first quarter of 2005, as compared to $ 2.0 million for 2004, a 31% increase. This increase was due to staff additions and related personnel costs.

Premises and equipment expenses amounted to $801 thousand for the quarter ended March 31, 2005 versus $598 thousand for the same period in 2004. This increase of 34% was due to a new banking office opened in the first quarter of 2005 and to ongoing operating expense increases associated with the Company's facilities, all of which are leased, and to increased equipment costs.

Advertising costs increased from $56 thousand in the quarter ended March 31, 2004 to $96 thousand in the same period in 2005, the increases associated primarily with increased advertising for deposit products.

Outside data processing costs were $181 thousand for the initial quarter in 2005, as compared to $142 thousand in 2004, or an increase of 27%. The higher than usual increase was due to special charges associated with the Company's conversion of certain core processing systems to new operating platforms.

Other expenses, increased from $743 thousand in the first quarter of 2004 to $837 thousand for the three months ended March 31, 2005. The major components of costs in this category include professional fees, ATM expenses, telephone, courier, printing, business development, office supplies, charitable contributions, and dues. These costs have been managed to an increase of 13% in the first three months of 2005 as compared to 2004.

FINANCIAL CONDITION

Summary

At March 31, 2005, assets were $589.8 million, loans were $ 437.1 million, deposits were $482.9 million and stockholders' equity was $ 59.6 million. As compared to December 31, 2004, assets grew by $36.4 million (6.6%), loans by $21.6 million (5.2%), deposits by $20.6 million (4.5%) and stockholders' equity by $ 1.1 million (1.9%).

The Company paid an initial cash dividend of $ .07 per share in the first quarter of 2005.

Loans

Loans, net of amortized deferred fees and costs, at March 31, 2005 and 2004 are summarized by type as follows:

                                                    31-Mar-05      %      31-Dec-04      %       31-Mar-04      %
                                                  ------------ ------- ------------- ------- -------------- -------
Commercial                                          $ 111,055     25%     $ 101,911     25%       $ 87,471     27%
Real estate - commercial                              209,210     48%       189,708     46%        161,228     49%
Real estate - residential                               1,366      0%        11,717      3%            960      0%
Construction                                           63,636     15%        60,258     14%         40,842     12%
Home equity                                            47,360     11%        49,632     11%         36,140     11%
Other consumer                                          4,490      1%         2,283      1%          3,612      1%
                                                  ------------ ------- ------------- ------- -------------- -------
    Total loans                                       437,117    100%       415,509    100%        330,253    100%
less: Allowance for Credit Losses                      (4,663)               (4,240)                (3,750)
                                                  ------------ ------- ------------- ------- -------------- -------
   Net Loans                                        $ 432,454             $ 411,269              $ 326,503
                                                  ============ ======= ============= ======= ============== =======

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposits from the local market areas surrounding the Bank's offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities as well as an attractive source of lower cost funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable and low-cost source of funding.

For the three months ending March 31, 2005 deposits grew $20.6 million, from $462.3 million to $482.9 million.

Approximately 30% of the Bank's deposits are made up of certificates of deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking and does not accept brokered certificates, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand. From time to time, when appropriate in order to fund strong loan demand, the Bank accepts certificates of deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line. These deposits amounted to approximately $16 million or 3% of total deposits at March 31, 2005, as compared to approximately $33 million of deposits at March 31, 2004 and approximately $25 million at December 31, 2004. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired. During the first quarter of 2005, the Bank reduced its wholesale deposits in favor of its core sources, which provided adequate funding and liquidity and was in accordance with planned amounts.

At March 31, 2005, the Company had approximately $146 million in noninterest bearing demand deposits, representing 30% of total deposits. This compared to approximately $130 million of these deposits at December 31, 2004. These are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $39.5 million at March 31, 2005 compared to $24.0 million at December 31, 2004. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At March 31, 2005, the Company had no outstanding balances under its lines of credit provided by a correspondent bank. The Bank had $5.3 million of FHLB borrowings, as compared to $6.3 million at December 31, 2004. These advances are secured 50% by U.S. government agency securities and 50% by a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio.

Liquidity Management

Liquidity is a measure of the Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and short term investments, maturities and sales of investment securities and income from operations. These sources of liquidity are primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources. The Company maintains secondary sources of liquidity, which includes a $10 million line of credit with a correspondent bank, against which there were no outstandings at March 31, 2005. Additionally, the Bank can purchase up to $24 million in federal funds on an unsecured basis from its correspondents, against which there were no borrowings outstanding at March 31, 2005 and may enter into reverse repurchase agreements up to $12.5 million, provided adequate collateral exists to secure the lending relationship. At March 31, 2005, the Bank was also eligible to make advances from the Federal Home of Atlanta (FHLB) up to $115 million, of which it had advances outstanding of $5.3 million.

The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other liability management instruments such as FHLB borrowing, reverse repurchase agreements and Bank lines to offset a decline in deposits in the short run. Over the long term, an adjustment in assets and change in business emphasis could compensate for a loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Bank's Asset Liability Board Committee recently adopted policy guidelines which emphasize the importance of core deposits and their continued growth.

At March 31, 2005, under the Company's liquidity formula, it had $110 million of primary and secondary liquidity representing 19.6% of Bank assets.

The following is a schedule of significant funding commitments at March 31, 2005:

                                                               (in thousands)
Unused lines of credit (consumer)                              $  47,523
Other commitments to extend credit                               118,110
Standby letters of credit                                          3,965
                                                              -------------
                                                               $ 169,598
                                                              =============

Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank's net income is largely dependent on net interest income. The Bank's Asset Liability Committee (ALCO) of the Board of Directors formulates and monitors the management of interest rate risk through policies and guidelines established by it and the Board of Directors. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company's profit objectives.

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current interest rate environment, the Company is managing its assets to be either variably priced or with relatively short maturities, so as to mitigate the risk to earnings and capital should interest rates increase from current levels. At the same time, the Bank seeks to acquire longer-term core deposits to lock in relatively lower cost funds. In the current market, due to competitive factors and customer preferences, the effort to attract longer term fixed priced liabilities has not been as successful as the Company's best case asset liability mix would prefer. There can be no assurance that the Company will be able to successfully carry out this intention, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model is based on current Company data and adjusted by assumptions as to growth, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities. The data is then subjected to a "shock test", which assumes a simultaneous change in interest rate up 200 basis points or down 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income over the next twelve months and to the market value of equity. The Company analysis at March 31, 2005 shows a positive effect on income when interest rates are shocked up 200 basis points, due to the significant level of variable rate loans. A negative impact occurs if rates were to decline. With rates near historic lows, further reduction would reduce income on earning assets, which could not be offset by a corresponding reduction in the cost of funds, resulting in significant net interest margin contraction.

The following table reflects the result of a shock simulation on the March 31, 2005 balances.

                                                                                      Percentage change
         Change in interest      Percentage change in net     Percentage change      in Market Value of
         rates (basis points)        interest income           in net income           Portfolio Equity
         --------------------    ------------------------    --------------------    ---------------------
                +200                    +13.5%                     +28.9%                   +13.7%
                +100                     +6.8%                     +14.4%                    +7.3%
                  0                       -                           -                       -
                -100                     -5.1%                     -10.8%                    -9.9%
                -200                    -18.7%                     -39.9%                   -21.0%


Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

Gap

Banks and other financial institutions are dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities.

In falling interest rate environments, net interest income is maximized with longer term, higher yielding assets being funded by lower yielding short-term funds, or what is referred to as a negative mismatch or GAP. Conversely, in a rising interest rate environment, net interest income is maximized with shorter term, higher yielding assets being funded by longer-term liabilities or what is referred to as a positive mismatch or GAP.

The current interest rate environment is signaling steady to possibly higher rates. Management has been emphasizing the acquisition of variable rate and shorter term assets and has been attempting to secure longer-term core deposits. While management believes that this overall position creates a good balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At March 31, 2005, the Bank had a positive GAP of 36% out to three months and a cumulative positive GAP of 4% out to twelve months, as compared to a three month positive GAP of 38% and a cumulative twelve month positive GAP of 8% at December 31, 2004.

If interest rates continue to rise at a measured pace, as forecasters are predicting, the Bank's interest income and margin are expected to be stable to slightly up because of the present positive mismatch position. Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the rise in the cost of liabilities may be greater than anticipated by the GAP model. If this were to occur, the benefits of a rising interest rate environment would not be as significant as management is expecting. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the Board of Directors Asset Liability Committee and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP ANALYSIS
March  31, 2005
(dollars in thousands)

                                            0-3          4-12        13-36       37-60      Over 60
 Repriceable in:                          Months        Months      Months      Months      Months       Total
                                       ----------------------------------------------------------------------------
 ASSETS:
    Investment securities                     $1,050       $9,905     $28,070     $13,830     $12,594      $65,449
    Interest bearing deposits in
        other banks                            1,092          792           -           -           -        1,884
    Loans                                    241,935        9,781      49,483      99,085      40,504      440,788
       Federal funds sold
          and cash equivalents                41,685            -           -           -           -       41,685
                                       ----------------------------------------------------------------------------
 Total repriceable assets                   $285,762      $20,478     $77,553    $112,915     $53,098     $549,806
                                       ============================================================================

LIABILITIES:
    NOW accounts                                   -      $26,306      $5,261     $21,046      -           $52,613
    Savings and Money Market accounts         53,190       43,248      26,595      13,297      -           136,330
    Certificates of deposit                   19,414      105,946      21,136       1,095      -           147,591
        Customer repurchase agreements
           and federal funds purchased        11,849       15,798       3,950       7,901      -            39,498
    Other borrowing-short and long term        1,000        4,333           -           -      -             5,333
                                       ----------------------------------------------------------------------------
 Total repriceable liabilities               $85,453     $195,631     $56,942     $43,339      -          $381,365
                                       ============================================================================

 GAP                                        $200,309   $(175,153)     $20,611     $69,576     $53,098     $168,441
 Cumulative GAP                             $200,309      $25,156     $45,767    $115,343    $168,441

 Interval gap/earnings assets                 36.43%     (31.85)%       3.75%      12.65%       9.66%
 Cumulative gap/earning assets                36.43%        4.58%       8.33%      20.98%      30.64%


Although NOW and MMA accounts are subject to immediate repricing, the Bank's GAP model has incorporated a repricing schedule to account for a lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate change in assets.


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

The capital position of both the Company and the Bank continues to exceed regulatory requirements to be considered well-capitalized. The primary indicators used by bank regulators in measuring the capital position are the tier 1 risk-based capital ratio, the total risk-based capital ratio, and the tier 1 leverage ratio. Tier 1 capital consists of common and qualifying preferred stockholders' equity less intangibles. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and a portion of the allowance for credit losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The tier 1 leverage ratio measures the ratio of tier 1 capital to total average assets for the most recent three month period.

The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowing, the sale of additional common stock, the sale of preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities.

Capital

The actual capital amounts and ratios for the Company and Bank as of March 31, 2005 and March 31, 2004 are presented in the table below:

                                                                                                            Well Capitalized
                                                                                               For Capital     Ratio Under
                                         Company     Company        Bank           Bank         Adequacy    Prompt Corrective
                                         Actual      Actual        Actual         Actual        Purposes    Action Provisions**
     Dollars in thousands                Amount       Ratio        Amount          Ratio          Ratio           Ratio
                                         ------       -----        ------          -----          -----           -----

     As of March 31, 2005
     Total capital to risk-weighted
         assets                          $64,692      13.0%        $51,660         10.7%          8.00%          10.00%
     Tier 1 capital  to risk-weighted
         assets                          $60,029      12.1%        $47,012         9.7%           4.00%           6.00%
     Tier 1 capital to average assets
         (leverage)                      $60,029      10.7%        $47,012         8.7%           3.00%           5.00%


     As of March 31, 2004
     Total capital to risk-weighted
         assets                          $58,431      16.4%        $39,003         10.9%          8.00%          10.00%
     Tier 1 to risk-weighted assets      $54,656      15.3%        $35,243         9.9%           4.00%           6.00%
     Tier 1 capital to average assets
     (leverage)                          $54,656      14.0%        $35,243         8.5%           3.00%           5.00%

     ** Applies to Bank only


Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At March 31, 2005, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

         During the first quarter of 2005, the Company established a Disclosure Controls Committee consisting of Board and Senior Management members. The Committee has adopted a charter and meets prior to the finalizing of financial press releases and the Company's reports on Form 10-K and 10-Q in order to discuss and review material financial information and related information contained in those releases for accuracy and completeness. This new internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) was not adopted as a corrective action or as a result of any identified material weaknesses or deficiency in internal control over financial reporting, but as an enhancement and supplement to existing internal control procedures. The Company expects that this committee will provide additional opportunity for assurance as to the financial reporting process and is judged by the Company to be a best practice.

                            Part II Other Information


Item 1.  Legal Proceedings

         From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.


Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

       (a) Sales of Unregistered Securities.                     None

       (b) Use of Proceeds.                                      Not Applicable.

       (c) Issuer Purchases of Securities.                       None


Item 3   Defaults Upon Senior Securities                         None


Item 4   Submission of Matters to a Vote of Security Holders     None


Item 5   Other Information                                       None.

         (a) Required 8-K Disclosures                            None

         (b) Changes in Procedures for Director Nominations      None


Item 6    Exhibits


Exhibit No.       Description of Exhibit
-----------       ----------------------
3(a)              Certificate of Incorporation of the Company, as amended (1)
3(b)              Bylaws of the Company (2)
10.1              1998 Stock Option Plan (3)
10.2              Employment Agreement between Michael Flynn and the Company (4)
10.3              Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4              Employment Agreement between Ronald D. Paul and the Company (4)
10.5              Director Fee Agreement between Leonard L. Abel and the Company (4)
10.6              Employment Agreement between Susan G. Riel and the Bank (4)
10.7              Employment Agreement between Martha F. Tonat and the Bank (4)
10.8              Employment Agreement between Wilmer L. Tinley and the Bank (4)
10.9              Employee Agreement for James H. Langmead (5)
10.10             Employee Stock Purchase Plan (6)
11                Statement Regarding Computation of Per Share Income
21                Subsidiaries of the Registrant
31.1              Rule 13a-14(a) Certification of Ronald D. Paul
31.2              Rule 13a-14(a) Certification of Wilmer L. Tinley
31.3              Rule 13a-14(a) Certification of Michael T. Flynn
32.1              Section 1350 Certification of Ronald D. Paul
32.2              Section 1350 Certification of Wilmer L. Tinley
32.3              Section 1350 Certification of Michael T. Flynn


--------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002.
(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form SB-2, dated December 12, 1997.
(3) Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. (4) Incorporated by reference to exhibits of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.
(5) Incorporated by reference to exhibits of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2004
(6) Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-116352)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                EAGLE BANCORP, INC.


Date:  May 6, 2005              By: /s/ Ronald D. Paul
                                    -------------------------------------
                                    Ronald D. Paul, President and CEO



Date:  May 6, 2005              By: /s/ Wilmer L. Tinley
                                    --------------------------------------------
                                     Wilmer L. Tinley, Senior Vice President and
                                      Chief Financial Officer