Form 10-Q
period 2005-06-30
EAGLE BANCORP INC
filed 2005-08-09
CIK 1050441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

                                       OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to_________.

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

         As of July 26, 2005, the registrant had 7,096,047 shares of Common Stock outstanding.

ITEM 1 - FINANCIAL STATEMENTS

                               EAGLE BANCORP, INC.
                           Consolidated Balance Sheets
                       June 30, 2005 and December 31, 2004
                             (dollars in thousands)

                                                                   June 30,         December 31,
ASSETS                                                              2005               2004
                                                               ---------------    ---------------
Cash and due from banks                                        $       24,577     $       31,100
Interest bearing deposits with banks and other short term
  investments                                                          10,689              9,594
Federal funds sold                                                      2,002             15,035
Investment securities available for sale, at fair value                71,035             64,098
Loans held for sale                                                     3,646              2,208
Loans                                                                 481,769            415,509
Less allowance for credit losses                                      (5,155)            (4,240)
                                                               ---------------    ---------------
   Loans, net                                                         476,614            411,269

Premises and equipment, net                                             5,962              5,726

Accrued interest, taxes and other assets                               15,575             14,423
                                                               ---------------    ---------------
                                                               $      610,100     $      553,453
           TOTAL ASSETS                                        ===============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest bearing demand                                   $      146,039     $      130,309
  Interest bearing transaction                                         74,525             57,063
  Savings and money market                                            128,201            126,299
  Time, $100,000 or more                                              116,183             99,882
  Other time                                                           51,492             48,734
                                                               ---------------    ---------------
    Total deposits                                                    516,440            462,287

Customer repurchase agreements
  and federal funds purchased                                          26,352             23,983
Other short-term borrowings                                             4,333              6,333
Other liabilities                                                       1,920              2,316
                                                               ---------------    ---------------
    Total liabilities                                                 549,045            494,919
                                                               ---------------    ---------------


STOCKHOLDERS' EQUITY

Common stock, $.01 par value; shares authorized 20,000,000,
  shares issued and outstanding 7,095,397 (2005)
  and 5,421,730 (2004)                                                     71                 54
Additional paid in capital                                             47,505             47,014
Retained earnings                                                      13,584             11,368
Accumulated other comprehensive (loss) gain                             (105)                 98
                                                               ---------------    ---------------
    Total stockholders' equity                                         61,055             58,534
                                                               ---------------    ---------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      610,100     $      553,453
                                                               ===============    ===============

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
                      Consolidated Statements of Operations
  For the Six and Three Month Periods Ended June 30, 2005 and 2004 (unaudited)
                  (dollars in thousands, except per share data)

                                                                   Six months       Six months      Three months    Three months
                                                                      Ended            Ended            Ended           Ended
                                                                  June 30, 2005    June 30, 2004    June 30, 2005   June 30, 2004
                                                                  --------------   --------------   --------------  --------------
INTEREST INCOME
Interest and fees on loans                                        $      14,859    $       9,753    $       7,862   $       4,966
Taxable interest and dividends on investment securities                   1,256            1,052              641             587
Interest on balances with other banks & short term investments              119               61               77              38
Interest on federal funds sold                                              128              123               72              25
                                                                  --------------   --------------   --------------  --------------
    Total interest income                                                16,362           10,989            8,652           5,616
                                                                  --------------   --------------   --------------  --------------
INTEREST EXPENSE
Interest on deposits                                                      2,734            1,716            1,593             905
Interest on customer repurchase agreements
  and federal funds purchased                                               103               34               70              18
Interest on short-term borrowings                                           105               85               44              28
Interest on long-term borrowings                                              -              178                -              96
                                                                  --------------   --------------   --------------  --------------
    Total interest expense                                                2,942            2,013            1,707           1,047
                                                                  --------------   --------------   --------------  --------------
NET INTEREST INCOME                                                      13,420            8,976            6,945           4,569
PROVISION FOR CREDIT LOSSES                                                 887              230              470              76
                                                                  --------------   --------------   --------------  --------------
   NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                 12,533            8,746            6,475           4,493
                                                                  --------------   --------------   --------------  --------------
NONINTEREST INCOME
Service charges on deposits                                                 592              709              323             363
Gain on sale of loans                                                       642              389              147             217
Gain on sale of investment securities                                        12              253               12               -
Other income                                                                680              556              405             245
                                                                  --------------   --------------   --------------  --------------
    Total noninterest income                                              1,926            1,907              887             825
                                                                  --------------   --------------   --------------  --------------
NONINTEREST EXPENSE
Salaries and employee benefits                                            5,234            3,901            2,674           1,947
Premises and equipment expenses                                           1,617            1,270              816             672
Advertising                                                                 207              159              111             103
Outside data processing                                                     385              286              204             144
Other expenses                                                            1,933            1,508            1,096             765
                                                                  --------------   --------------   --------------  --------------
    Total noninterest expense                                             9,376            7,124            4,901           3,631
                                                                  --------------   --------------   --------------  --------------

INCOME BEFORE INCOME TAX EXPENSE                                          5,083            3,529            2,461           1,687

INCOME TAX EXPENSE                                                        1,874            1,277              905             614
                                                                  --------------   --------------   --------------  --------------

NET INCOME                                                        $       3,209    $       2,252    $       1,556   $       1,073
                                                                  ==============   ==============   ==============  ==============
EARNINGS PER SHARE
Basic                                                             $        0.45    $        0.32    $        0.22   $        0.15
Diluted                                                           $        0.43    $        0.31    $        0.21   $        0.15

See notes to consolidated financial statements.

                         EAGLE BANCORP, INC.
                Consolidated Statements of Cash Flows
 For the Six Month Periods Ended June 30, 2005 and 2004 (unaudited)
                       (dollars in thousands)

                                                                       Six months Ended      Six months Ended
                                                                        June 30, 2005         June 30, 2004
                                                                      ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $           3,209      $          2,252
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      (Decrease) in deferred income taxes                                             -                    (1)
      Provision for credit losses                                                   887                   230
      Depreciation and amortization                                                 522                   448
      Gains on sale of loans                                                       (642)                 (389)
      Origination of loans held for sale                                        (17,983)              (13,948)
      Proceeds from sale of loans held for sale                                  17,187                14,120
      Gain on sale of investment securities                                         (12)                 (253)
Decrease in other assets                                                         (1,152)                 (796)
(Decrease) Increase in other liabilities                                           (281)                  176
                                                                      ------------------     -----------------
      Net cash provided by operating activities                                   1,735                 1,839
                                                                      ------------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in interest bearing deposits with other banks                         (1,095)               (1,604)
  Purchases of available for sale investment securities                         (13,029)             (165,550)
  Proceeds from maturities of available for sale securities                       2,786               152,792
  Proceeds from sale / called of available for sale securities                    3,000                30,340
  Decrease (Increase) in federal funds sold                                      13,033               (23,980)
  Net increase in loans                                                         (66,232)              (31,432)
  Bank premises and equipment acquired                                             (758)               (1,792)
  Purchase of BOLI                                                                    -                (4,000)
                                                                      ------------------     -----------------
      Net cash used in investing activities                                     (62,295)              (45,226)
                                                                      ------------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                                           54,153                67,734
  Increase (decrease) in customer repurchase agreements and
    federal funds purchased                                                       2,369               (16,548)
  Decrease in other short-term borrowings                                        (2,000)                    -
  Decrease in long-term borrowings                                                    -                (2,060)
  Issuance of common stock                                                          512                   338
  Payment of dividends                                                             (997)                    -
                                                                      ------------------     -----------------
      Net cash provided by financing activities                                  54,037                49,464
                                                                      ------------------     -----------------

NET (DECREASE) INCREASE IN CASH                                                  (6,523)                6,077
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                     31,100                25,103
                                                                      ------------------     -----------------
CASH AND DUE FROM BANKS AT END OF YEAR                                $          24,577      $         31,180
                                                                      ==================     =================
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest paid                                                       $           2,709      $          1,916
                                                                      ==================     =================
  Income taxes paid                                                   $           2,410      $          1,009
                                                                      ==================     =================

                               EAGLE BANCORP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
       For the Six Month Periods Ended June 30, 2005 and 2004 (unaudited)
                             (dollars in thousands)

                                                                                              Accumulated
                                                                                     Paid        Other           Total
                                                       Common      Additional Paid Retained  Comprehensive    Stockholders'
                                                        Stock      in Capital      Earnings  Income (Loss)       Equity
                                                      ----------   --------------- --------  --------------   -------------

Balance, January 1, 2005                                   $ 54       $ 47,014     $ 11,368           $ 98        $ 58,534

    Net Income                                                                        3,209                          3,209

    Cash Dividend ($ .14 per share)                                                   (993)                          (993)
    1.3 to one stock split in the form
    of a 30% stock dividend                                  17            (17)                                          0
    Cash paid in lieu of fractional shares                                  (4)                                         (4)

    Exercise of options for 48,214 shares
    of common stock                                                        454                                         454

    Tax benefit on non-qualified options exercise                           58                                          58

    Other Comprehensive Income
        Unrealized loss on securities available
        for sale (net of taxes)                                                                       (203)           (203)
                                                      ----------   ------------   ---------- --------------   -------------
Balance, June 30, 2005                                     $ 71       $ 47,505     $ 13,584         $ (105)       $ 61,055
                                                      ==========   ============   ========== ==============   =============

Balance, January 1, 2004                                   $ 54       $ 46,406      $ 6,281          $ 271        $ 53,012

    Net Income                                                                        2,252                          2,252

    Exercise of options for 44,954 shares
    of common stock                                                        338                                         338

    Other Comprehensive Income
        Unrealized gain on securities available
        for sale (net of taxes)                                                                       (880)           (880)
                                                      ----------   ------------   ---------- --------------   -------------
    Balance, June 30, 2004                                 $ 54       $ 46,744      $ 8,533         $ (609)       $ 54,722
                                                      ==========   ============   ========== ==============   =============

                               EAGLE BANCORP, INC
                   Notes to Consolidated Financial Statements
            For the six and three months ended June 30, 2005 and 2004
                                   (unaudited)


1. BASIS OF PRESENTATION

         General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of December 31, 2004 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2004 Annual Report. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.


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

3. INVESTMENT SECURITIES

         Amortized cost and estimated fair value of securities available for sale are summarized as follows:

         (in thousands)

                                                                       Gross            Gross        Estimated
                                                     Amortized       Unrealized      Unrealized        Fair
JUNE 30, 2005                                          Cost            Gains           Losses          Value
-------------                                      -------------   --------------  -------------   -------------

U. S. Government agency securities                 $      44,005   $          23   $        441    $     43,587
GNMA mortgage backed securities                           20,557              32            303          20,286
Federal Reserve and Federal Home Loan Bank stock           2,304               -              -           2,304
Other equity investments                                   4,339             522              3           4,858
                                                   -------------   -------------   ------------    ------------
                                                   $      71,205   $         577   $        747    $     71,035
                                                   =============   =============   ============    ============

                                                                        Gross         Gross          Estimated
                                                     Amortized       Unrealized     Unrealized          Fair
DECEMBER 31, 2004                                       Cost            Gains         Losses           Value
-----------------                                  --------------  -------------    -----------    ------------

U. S. Government agency securities                 $     34,478   $           -    $        294    $     34,184
GNMA mortgage backed securities                          23,177              77             188          23,066
Federal Reserve and Federal Home Loan Bank stock          1,956               -               -           1,956
Other equity investments                                  4,339             555               2           4,892
                                                   -------------  --------------   -------------   ------------
                                                   $     63,950   $         632    $        484    $     64,098
                                                   =============  ==============   =============   ============

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of June 30, 2005 are as follows:



                                                     Estimated       Less than        More than         Gross
                                                       Fair          12 months        12 months      Unrealized
JUNE 30, 2005 (IN THOUSANDS)                           Value                                           Losses
----------------------------                       --------------  ---------------  -------------   -------------

U. S. Government agency securities                 $     43,587    $          104   $         337   $         441
GNMA mortgage backed securities                          20,286                30             273             303
Federal Reserve and Federal Home Loan Bank stock          2,304                 -               -               -
Other equity investments                                  4,858                 -               3               3
                                                   -------------   --------------   -------------   -------------
                                                   $     71,035    $          134   $         613   $         747
                                                   =============   ==============   =============   =============

                                                     Estimated       Less than        More than         Gross
                                                       Fair          12 months        12 months      Unrealized
DECEMBER 31, 2004 (IN THOUSANDS)                       Value                                           Losses
--------------------------------                   -------------   --------------   -------------   -------------


U. S. Government agency securities                 $     34,184    $          221    $         73   $         294
GNMA mortgage backed securities                          23,066                21             167             188
Federal Reserve and Federal Home Loan Bank stock          1,956                 -               -               -
Other equity investments                                  4,892                 -               2               2
                                                   -------------   --------------    -------------  -------------
                                                   $     64,098    $          242    $        242   $         484
                                                   =============   ==============    =============  =============

         The unrealized losses that exist are the result of market changes in interest rates since the original purchases. All of the bonds are rated AAA. These factors coupled with the Company's ability and intent to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses are temporary in nature.

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

5. EARNINGS PER SHARE

         Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of June 30, 2005 there were no option shares excluded from the diluted net income per share computation. Earnings per share for the six and three month periods ended June 30, 2004, have been adjusted to reflect a 1.3 for one stock split in the form of a 30% stock dividend effected on February 28, 2005.

6. STOCK BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies the intrinsic value method of recognition and measurement principles of Accounting Principles Board Opinion No.25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the six or three month period ended June 30, 2005 and 2004. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the six and three month periods ended June 30, 2005 and 2004.

Stock Based Compensation

                                                                 Six Months                    Three Months
                                                               Ended June 30,                 Ended June 30,
                                                        -----------------------------  ----------------------------
(in thousands)                                               2005            2004          2005            2004
                                                        -------------    ------------  -------------  -------------

Net income, as reported                                 $       3,209    $     2,252   $      1,556   $      1,073

Less pro forma stock-based compensation expenses
  determined under the fair value method, net of
  related tax effects                                            (513)          (718)           (81)             -

                                                        -------------    -----------   ------------   ------------
Pro forma net income                                    $       2,696    $     1,534   $      1,475   $      1,073
                                                        =============    ===========   ============   ============

Net income per share:
  Basic - as reported                                   $        0.45    $      0.32   $       0.22   $       0.15
  Basic - pro forma                                     $        0.38    $      0.22   $       0.21   $       0.15
  Diluted - as reported                                 $        0.43    $      0.31   $       0.21   $       0.15
  Diluted - proforma                                    $        0.36    $      0.22   $       0.20   $       0.15

7. NEW ACCOUNTING PRONOUNCEMENT

         In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154 "Accounting Changes and Error Corrections" (Statement 154), which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement changes the requirements for and reporting of a change in accounting principle, and all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this statement requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impractical to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a correspondent adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. This statement does not change the transition provisions of any existing pronouncements. The Company does not believe that the adoption of Statement No. 154 will have a significant impact on its consolidated statement of income or financial condition.


ITEM 2 - MANAGEMENTS' DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

GENERAL

         Eagle Bancorp, Inc. is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate our primary market area. The cornerstone of our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has five offices serving Montgomery County and three offices in the District of Columbia. In February 2004, the Company executed a lease for a new office to be opened in the first quarter 2006 in Chevy Chase, Montgomery County, Maryland. In February 2005, Eagle Land Title, LLC, a Bank subsidiary which performs professional services in connection with loan settlements, commenced operations.

         The Company offers a broad range of commercial banking services to our business and professional clients as well as full service consumer banking services to individuals living and/or working in the service area. We emphasize providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near our primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community we serve. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. We have developed significant expertise and commitment as an SBA lender, have been designated a Preferred Lender by the Small Business Administration (SBA), and are one of the largest community bank SBA lenders in the Washington Metropolitan area.

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

         Three components comprise our allowance for credit losses: a specific allowance, a formula allowance and a nonspecific or environmental factors allowance. Each component is determined based on estimates that can and do change when the actual events occur.

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

         The nonspecific or environmental factors allowance is used to estimate the loss of remaining loans (those not identified as either requiring specific reserves or having classified risk ratings). The loss estimates are based on more global factors incident to the overall portfolio, such as delinquency trends, loss history, trends in the volume and size of individual credits, effects of changes in lending policy, the experience and depth of management, national and local economic trends, any concentrations of credit, the quality of loan review system and the effect of external factors such as competition and regulatory requirements. The environmental factors allowance captures losses whose impact on the portfolio may have occurred but have yet to be recognized in either the formula or specific allowance.

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

RESULTS OF OPERATIONS OVERVIEW

         The Company reported net income of $3.2 million for the six months ended June 30, 2005, as compared to net income of $2.3 million for the six months ended June 30, 2004. Income per basic share was $0.45 for the six month period ended June 30, 2005, as compared to $0.32 for the same period in 2004. Income per diluted share was $0.43 for the six months ended June 30, 2005, as compared to $0.31 for the same period in 2004. For the three months ended June 30, 2005, the Company reported net income of $1.6 million as compared to $1.1 million for the same period in 2004. Income per basic share was $.22 and $.21 per diluted share for the three months ended June 30, 2005, as compared to $.15 per basic and diluted share for the same period in 2004. Earnings per share for the three and six months ended June 30, 2004 have been adjusted to reflect a 1.3 for one stock spilt in the form of a 30% stock dividend affected on February 28, 2005

         The Company had an annualized return on average assets of 1.12% and an annualized return on average equity of 10.83% for the first six months of 2005, as compared to returns on average assets and average equity of 0.99% and 8.30%, respectively, for the same six months of 2004.

         The increase in net income for the six months ended June 30, 2005 as compared to the same period in 2004 can be attributed substantially to an increase of 50% in net interest income, resulting from an increase of 28% in average earning assets and an increase in the net interest spread of 59 basis points and the net interest margin of 76 basis points between the comparable periods. Since June 2004, the Federal Reserve Bank has increased the federal funds target rate by 225 basis points to 3.25% in nine interest rate increases of 25 basis points each. The impact of these interest rate increases has contributed to the improvement in the Company's margin in the past several quarters. While the average rate on earning assets for the six month period has risen by 87 basis points from 5.21% to 6.08%, the cost of interest bearing liabilities has increased by only 28 basis points from 1.29% to 1.57%. Additionally, the growth in average noninterest bearing funding sources for the six months ended June 30, 2005 as compared to 2004 has been $53 million or 47%. This significant growth in noninterest bearing funding sources has increased the value of noninterest sources funding earning assets from 31 basis points for the first six months in 2004 to 48 basis points for the six months ended June 30, 2005. Thus, the Company has been able to increase its primary source of funds (core deposits) at rates which have allowed its net interest spread and margin to increase in the first six months of 2005 as compared to the same period in 2004. As a result of competitive pressures, rates paid on deposits, which have not increased as much or as rapidly as interest rates on earning assets, may result in a higher cost of funding in future periods, which may not be offset by further increases in interest rates on earning assets. As a result of such potential margin compression, the Company's earnings could be adversely impacted.

         Loans, which generally have higher yields than securities and other earning assets, increased from 78% of average earning assets in the first six months of 2004 to 82% of average earning assets for the same period of 2005. Investment securities for the first six months of 2005 amounted to 13% of average earning assets as compared to 16% for the first six months in 2004. This decline was directly related to average loan growth over the past twelve month period exceeding the growth of average deposit and other funding sources.

         The provision for credit losses was $887 thousand for the first six months in 2005 as compared to $230 thousand for the same period in 2004. This increase was largely attributable to growth in the loan portfolio in the first six months of 2005, which was very favorable. As discussed in the section on Allowance for Credit Losses, the Company had $28 thousand of net recoveries on previously charged off loans in the first six months of 2005. This compared to net recoveries of $47 thousand for the first six months of 2004. At June 30, 2005, the allowance for credit losses was $5.2 million or 1.07% of total loans, as compared to $4.0 million or 1.14% of total loans at June 30, 2004 and $4.2 million or 1.02% of total loans at December 31, 2004. The provision for credit losses was $470 thousand for the three months ended June 30, 2005 as compared to $76 thousand for the same period in 2004, the increase being attributable primarily to growth in the level of outstanding loans.

         Total noninterest income was $1.9 million for both the first six months of 2005 and 2004. However, noninterest income for the first six months of 2004 included investment securities gains of $253 thousand, while the first six months of 2005 had investment securities gains of just $12 thousand. Excluding gains on the sale of investment securities, noninterest income was $1.9 million in 2005 versus $1.7 million for 2004, an increase of 16%. This increase was due primarily to increased gains on the sale of SBA loans which amounted to $517 thousand for the first six months in 2005 versus $241 thousand for 2004. For the three months ended June 30, 2005, total noninterest income was $887 thousand as compared to $825 thousand for the same period in 2004. This modest overall increase was due substantially to an increase in other income relating primarily to loan prepayment fees being substantially offset by declines in the gain on sale of loans in the period.

         Noninterest expenses increased from $7.1 million in the first six of 2004 to $9.4 million for the first six months of 2005, an increase of 32%. The increase was attributable primarily to increases in staff levels, and related personnel cost increases, higher amounts of incentive based compensation, increased occupancy costs, due in part to new banking offices, and to higher marketing and data processing costs associated with a larger organization. In spite of higher amounts of noninterest expenses, the Company's stronger growth in revenue as compared to noninterest expenses resulted in the efficiency ratio improving in the first six months of 2005 to 61.09% as compared to 65.46% for the first six months in 2004. For the three months ended June 30, 2005, total noninterest expenses were $4.9 million, as compared to $3.6 million for the same period in 2004. This increase was due to the same factors mentioned above which affected the increase for the six month period.

         The combination of increases in net interest income from both increased volume and favorable interest rate effects and noninterest income, offset in part by increases in the provision for credit losses due to growth, and increases in noninterest expenses, resulted in significant improvement in net income for the first six months of 2005 versus 2004 of 42% and for the three months ended June 30, 2005 of 45%.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those earning assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings, which comprise federal funds purchased and advances from the Federal Home Loan Bank of Atlanta. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first six months of 2005 was $13.4 million compared to $9.0 million for the first six months of 2004, a 50% increase. For the three months ended June 30, 2005, net interest income amounted to $6.9 million, as compared to $4.6 million for the same period in 2004, a 52% increase.

         The following table labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" presents the average balances and rates of the various categories of the Company's assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that the net interest margin provides a better measurement of performance, since the net interest margin includes the effect of noninterest bearing sources in its calculation, which are significant factors in the Company's financial performance. The net interest margin is net interest income (annualized) expressed as a percentage of average earning assets.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (dollars in thousands)


                                                 -----------------------------------------------------------------------
                                                                       Six Months Ended June 30
                                                 -----------------------------------------------------------------------
                                                                  2005                              2004
                                                 -----------------------------------------------------------------------
                                                    Average                Average      Average              Average
                                                    Balance     Interest  Yield/Rate    Balance   Interest  Yield/Rate
                                                 -----------------------------------------------------------------------
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks
  and other short-term investments                $    18,576  $    308     3.34%    $      5,033  $    61      2.44%
Loans (1)                                             446,026    14,859     6.72%         332,108    9,753      5.90%
Investment securities available for sale               68,439     1,067     3.14%          69,190    1,052      3.05%
Federal funds sold                                      9,739       128     2.65%          17,928      123      1.38%
                                                  --------------------------------   ---------------------------------
     Total interest earning assets                    542,780    16,362     6.08%         424,259   10,989      5.21%
                                                  --------------------------------   ---------------------------------

Total noninterest earning assets                       37,925                              36,028
Less: allowance for credit losses                       4,596                               3,792
                                                  -----------                        ------------
     Total noninterest earning assets                  33,329                              32,236
                                                  -----------                        ------------
     TOTAL ASSETS                                 $   576,109                        $    456,495
                                                  ===========                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
Interest bearing transaction                      $    55,427   $    41     0.15%    $     49,853   $   32      0.13%
Savings and money market                              133,215       803     1.22%         116,425      552      0.95%
Time deposits                                         155,958     1,890     2.44%         114,321    1,137      1.99%
Customer repurchase agreements and
  federal funds purchased                              28,527        88     0.62%          15,224       34      0.45%
Other short-term borrowings                             5,442       120     4.45%           7,384       85      2.40%
Long term borrowings                                        -         -                     9,648      173      3.64%
                                                  --------------------------------   ---------------------------------
     Total interest bearing liabilities               378,569     2,942     1.57%         312,855    2,013      1.29%
                                                  --------------------------------   ---------------------------------

Noninterest bearing liabilities:
Noninterest bearing demand                            135,039                              87,772
Other liabilities                                       2,753                               1,571
                                                  -----------                        ------------
     Total noninterest bearing liabilities            137,792                              89,343

Stockholders' equity                                   59,748                              54,297
                                                  -----------                        ------------
     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $   576,109                        $    456,495
                                                  ===========                        ============

Net interest income                                           $  13,420                           $  8,976
                                                              =========                           ========
Net interest spread                                                         4.51%                               3.92%
Net interest margin                                                         4.99%                               4.23%

(1) includes Loans held for Sale

ALLOWANCE FOR CREDIT LOSSES

         The provision for credit losses represents the amount of expense charged to earnings to fund the allowance for credit losses. The amount of the allowance for credit losses is based on many factors which reflect management's assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank.

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

         Following are tables of comparative charge-offs and recoveries data as well as information on the Company's non-performing and potential problem loans.

         During the first six months of 2005, a provision for credit losses was made in the amount of $887 thousand and the allowance for credit losses increased $915 thousand, including the impact of $28 thousand in net recoveries during the period. The provision for credit losses of $887 thousand in the first six months of 2005 compared to a provision for credit losses of $230 thousand in the first six months of 2004. The higher level of the provision in 2005 is primarily attributable to significant growth in the loan portfolio in the six months of 2005. For the three months ended June 30, 2005, a provision for credit losses was made in the amount of $470 thousand, as compared to $76 thousand for the same period in 2004, the substantially higher provision being due primarily to substantial growth in the portfolio in the three months ended June 30, 2005. Net recoveries amounted to $22 thousand in the three months ended June 30, 2005 as compared to $131 thousand for the same period in 2004.

         At June 30, 2005, the Company had $132 thousand of loans classified as nonaccrual as compared to $156 thousand at December 31, 2004 and $151 thousand at March 31, 2005. The Company had no restructured loans or real estate owned at June 30, 2005, December 31, 2004 or June 30, 2004. Significant variation in these amounts may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. The balance of impaired loans was $132 thousand at June 30, 2005, with specific reserves against those loans of $57 thousand, compared to $156 thousand at December 31, 2004 with specific reserves of $31 thousand. The allowance for loan losses represented 1.07% of total loans at June 30, 2005, as compared to 1.02% at December 31, 2004. This increase was due to a slight mix shift in the loan portfolio composition toward more commercial real estate loans (49% versus 46%) which category tends to have larger transactions in the assessment of risk, resulting in an increase in the allocation factors contained in the allowance methodology and to modifications in the environmental factors allowance.

         As part of its comprehensive loan review process, the Company's Board of Directors and the Bank Director's Loan Committee and or Board of Director's Credit Review Committee carefully evaluates loans which are past due 30 days or more. The Committee(s) make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past due, unless they are well secured and in the process of collection.

         The maintenance of a high quality loan portfolio, with an adequate allowance for possible loan losses will continue to be a primary management objective in the Company.

         The following table sets forth activity in the allowance for credit losses for the periods indicated.

                                              Six Months Ended
 (dollars in thousands)                          June 30,
                                         -------------------------
                                             2005          2004
                                         -----------   -----------
  Balance at beginning of year           $    4,240    $    3,680
  Charge-offs:
      Commercial                                  -           (81)
      Real estate - commercial                    -             -
      Construction                                -             -
      Home equity                                 -             -
      Other consumer                            (11)          (18)
                                         -----------    ---------
 Total                                          (11)          (99)
                                         -----------    ---------

 Recoveries:
      Commercial                                 39           146
      Real estate - commercial                    -             -
      Construction                                -             -
      Home equity                                 -             -
      Other consumer                              -             -
                                         -----------    ---------
 Total                                           39           146
                                         -----------    ---------
 Net recoveries (charge-offs)                    28            47
                                         -----------    ---------
 Additions charged to operations                887           230
                                         -----------    ---------
 Balance at end of period                $    5,155     $   3,957
                                         ===========    =========

 Annualized ratio of net
 charge-offs (recoveries) during
 the period to average loans
 outstanding during the period               (.01)%       (.03)%
                                         -----------    ---------

         The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

                                   As of June 30,         As of December 31,
                            -------------------------------------------------
                                       2005                     2004
                            -------------------------------------------------
                                Amount       % (1)       Amount       % (1)
                            -------------------------------------------------
Commercial                  $        2,154        24%   $    1,963       25%
Real estate - commercial             2,125        50%        1,426       46%
Real estate - residential               55         1%          105        3%
Construction                           408        14%          431       14%
Home equity                            168        10%          223       11%
Other consumer                          82         1%           58        1%
Unallocated                            163                      34
                            -------------------------------------------------
    Total loans             $        5,155       100%   $    4,240      100%
                            =================================================

(1) Represents the percent of loans in each category to total loans and not the allowance allocations.

NON-PERFORMING ASSETS

         The Company's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, restructured loans and other real estate owned, totaled $132 thousand at June 30, 2005 compared to $464 thousand at June 30, 2004 and $156 thousand at December 31, 2004. The percentage of non-performing loans to total loans was 0.03% at June 30, 2005, compared to .13% at June 30, 2004, and .04% at December 31, 2004.

         The following table shows the amounts of non-performing assets at the dates indicated.

                                              June 30, 2005         December 31
                                       -------------------------   ------------
 (dollars in thousands)                    2005          2004          2004
                                       ------------  -----------   ------------
 Nonaccrual Loans
     Commercial                        $       132   $       399   $        156
     Consumer                                   -             65             -
     Real estate                                -             -              -
 Accrual loans-past due 90 days
      Commercial                                -             -              -
      Consumer                                  -             -              -
      Real estate                               -             -              -
 Restructured loans                             -             -              -
 Real estate owned                              -             -              -
                                       -----------   -----------   ------------
      Total non-performing assets      $       132   $       464   $        156
                                       ===========   ===========   ============

At June 30, 2005, there were $3.3 million of performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, non-accrual or restructured loan categories.

NONINTEREST INCOME

Noninterest income consists primarily of deposit account service charges, gains on the sale of SBA and residential mortgage loans, other noninterest loan fees, income from bank owned life insurance ("BOLI") and other service fees. For the six months ended June 30, 2005, noninterest income was $1.9 million. This compared to $1.9 million of noninterest income for the six months ended June 30, 2004, which included $253 thousand in net gains on the sale of investment securities.

The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $517 thousand for the six months ended June 30, 2005 compared to $241 thousand for the six months ended June 30, 2004, as the Company emphasized this lending activity in the first half of 2005. The Company also originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $125 thousand in the first six months of 2005 compared to $148 thousand in the same period in 2004. Income for the six months ended June 30, 2005 included $592 thousand from deposit account service charges, $98 thousand from SBA loan service fees and $204 thousand from BOLI, versus $709 thousand from deposit account service charges, $65 thousand from SBA service fees and $173 thousand from BOLI for the six months ended June 30, 2004. Other noninterest income amounted to $378 thousand for the first six months of 2005, as compared to $318 thousand in the first six months of 2004. The decline in deposit service charges was primarily related to a decline in overdraft fees.

Noninterest income was $887 thousand for the three months ended June 30, 2005 compared to $825 thousand for the three months ended June 30, 2004, an increase of 8%.

NONINTEREST EXPENSES

Noninterest expense was $9.4 million for the six months ended June 30, 2005 compared to $7.1 million for the six months ended June 30, 2004, an increase of 32%.

Salaries and benefits were $5.2 million for the first six of 2005, as compared to $ 3.9 million for 2004, a 34% increase. This increase was due to staff additions and related personnel costs as well as to increases in incentive based compensation. At June 30, 2005 the Bank had 137 full time equivalent employees as compared to 111 at June 30, 2004.

Premises and equipment expenses amounted to $1.6 million for the first six months of 2005 versus $1.3 million for the same period in 2004. This increase of 27% was due in part to a new banking office opened in the first quarter of 2005 and one in the second quarter of 2004 and to ongoing operating expense increases associated with the Company's facilities, all of which are leased, and to increased equipment costs.

Advertising costs increased from $159 thousand in the six months ended June 30, 2004 to $207 thousand in the same period in 2005, the increases associated primarily with increased advertising for deposit products.

Outside data processing costs were $385 thousand for the first half of 2005, as compared to $286 thousand in 2004, or an increase of 35%. The higher than usual increase was due primarily to special charges associated with the Company's conversion of certain core processing systems to new operating platforms and to higher processing volumes.

Other expenses, increased from $1.5 million in the first six months of 2004 to $1.9 million for the six months ended June 30, 2005. The major components of costs in this category include professional and consulting fees, ATM expenses, telephone, courier, printing, business development, office supplies, charitable contributions, and dues. These costs have increased by 28% in the first six months of 2005 as compared to 2004.

Noninterest expense was $4.9 million for the three months ended June 30, 2005 compared to $3.6 million for the three months ended June 30, 2004, an increase of 35%. The same factors which contributed to increased noninterest expense for the six month period mentioned above also contributed to the increase in noninterest expenses for the three months ended June 30, 2005, as compared to the same period in 2004.


FINANCIAL CONDITION OVERVIEW

At June 30, 2005, total assets were $610.1 million, loans were $481.8 million, deposits were $516.4 million and stockholders' equity was $61.1 million. As compared to December 31, 2004, assets grew by $56.6 million (10%), loans by $66.3 million (16%), deposits by $54.1 million (12%) and stockholders' equity by $2.5 million (4%).

The Company paid an initial cash dividend of $0.07 per share in the first quarter of 2005, and $0.07 also for the second quarter of 2005.

LOANS

Loans, net of amortized deferred fees and costs, at June 30, 2005 and 2004 are summarized by type as follows:

                                               As of June 30,         As of December 31,         As of June 30,
                                       ----------------------------------------------------------------------------
                                                   2005                    2004                      2004
                                        ---------------------------------------------------------------------------
(dollars in thousands)                     Amount            %       Amount          %        Amount          %
                                       ----------------------------------------------------------------------------
Commercial                             $      114,080        24%   $  101,911       25%   $   84,248          24%
Real estate - commercial                      239,301        50%      189,708       46%      173,935          50%
Real estate - residential                       7,095         1%       11,717        3%            -           0%
Construction                                   69,625        14%       60,258       14%       49,319          14%
Home equity                                    48,055        10%       49,632       11%       38,113          11%
Other consumer                                  3,613         1%        2,283        1%        3,397           1%
                                       ---------------------------------------------------------------------------
    Total loans                               481,769       100%      415,509      100%      349,012         100%
less: Allowance for Credit Losses              (5,155)                 (4,240)                (3,957)
                                       ---------------------------------------------------------------------------
   Net Loans and Leases                $      476,614              $  411,269             $  345,055
                                       ===========================================================================

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

For the six months ending June 30, 2005 deposits grew $54.1 million, from $462.3 million to $516.4 million or 12%.

Approximately 32% of the Bank's deposits are made up of certificates of deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand. From time to time, when appropriate in order to fund strong loan demand, the Bank accepts certificates of deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line and may also accept brokered deposits, although none exists at June 30, 2005. These deposits amounted to approximately $16 million or 3% of total deposits at June 30, 2005, as compared to approximately $33 million of deposits at June 30, 2004 and approximately $25 million at December 31, 2004. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired. During the first six months of 2005, the Bank reduced its wholesale deposits in favor of its core sources, which provided adequate funding and liquidity and was in accordance with planned amounts.

At June 30, 2005, the Company had approximately $146 million in noninterest bearing demand deposits, representing 28% of total deposits. This compared to approximately $130 million of these deposits at December 31, 2004 or 28% of total deposits. These are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $26.4 million at June 30, 2005 compared to $24.0 million at December 31, 2004. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At June 30, 2005, the Company had no outstanding balances under its lines of credit provided by correspondent banks. The Bank had $4.3 million of FHLB borrowings, as compared to $6.3 million at December 31, 2004. These advances are secured 50% by U.S. government agency securities and 50% by a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio.

LIQUIDITY MANAGEMENT

Liquidity is a measure of the Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short term investments, maturities and sales of investment securities and income from operations. The Bank's entire investment securities portfolio is in an available for sale status which allows it maximum flexibility to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources. The Company maintains secondary sources of liquidity, which includes a $10 million line of credit with a correspondent bank, against which there were no outstandings at June 30, 2005. Additionally, the Bank can purchase up to $27 million in federal funds on an unsecured basis from its correspondents, against which there were no borrowings outstanding at June 30, 2005 and may enter into reverse repurchase agreements up to $12.5 million, provided adequate collateral exists to secure the lending relationship. At June 30, 2005, the Bank was also eligible to make advances from the Federal Home Loan Bank of Atlanta (FHLB) up to $120 million, of which it had advances outstanding of $4.3 million.

The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other liability management instruments such as FHLB borrowing, customer repurchase agreements and Bank lines to offset a decline in deposits in the short run. Over the long term, an adjustment in assets and change in business emphasis could compensate for a loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Bank's Asset Liability Board Committee recently adopted policy guidelines which emphasize the importance of core deposits and their continued growth.

At June 30, 2005, under the Bank's liquidity formula, it had $164 million of primary and secondary liquidity representing 27.3% of total bank assets.

The following is a schedule of significant funding commitments at June 30, 2005:

                                                              (in thousands)
                                                              --------------
Unused lines of credit (consumer)                             $      49,992
Other commitments to extend credit                            $     144,870
Standby letters of credit                                     $       3,962
                                                              -------------
                                                              $     198,824
                                                              =============

ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank's net income is largely dependent on net interest income. The Bank's Asset Liability Committee (ALCO) of the Board of Directors formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company's profit objectives.

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

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model is based on current Bank and Company data and is adjusted for assumptions as to growth, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities. The data is then subjected to a "shock test", which assumes a simultaneous change in interest rate up 200 basis points or down 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income over the next twelve months and to the market value of equity. The Company analysis at June 30, 2005 shows a positive effect on income when interest rates are shocked up 200 basis points, due to the significant level of variable rate loans. A negative impact occurs if rates were to decline. With rates at a relative low level, further interest rate declines would reduce income on earning assets, which could not be offset by a corresponding reduction in the cost of funds, potentially resulting in significant net interest margin contraction. The Company has recently concluded, based on market factors, that larger increases in its retail deposit rate assumptions are probable in a rising interest rate environment. While the impact of higher interest rates continues to be viewed as positive to future net interest income and market values of equity, this change in assumptions moderates the benefits of such higher interest rates, as compared to analyses in prior periods.

The following table reflects the result of a shock simulation on the June 30, 2005 balances.

        Change in         Percentage         Percentage       Percentage change
      interest rates    change in net         change in       in Market Value of
      (basis points)   interest income       net income        Portfolio Equity
    ----------------  -----------------   -----------------   ------------------
           +200               +5.2%             +6.3%                +5.2%
           +100               +2.7%            +12.1%                +1.8%
             0                   -                 -                    -
           -100               -7.4%            -17.3%                -4.9%
           -200              -17.8%            -41.3%               -12.8%

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features that limit changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early w.ithdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

GAP POSITION

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

The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At June 30, 2005, the Bank had a positive GAP of 22% out to three months and a cumulative negative GAP of 5% out to twelve months, as compared to a three month positive GAP of 38% and a cumulative twelve month positive GAP of 8% at December 31, 2004. The change in the GAP position at June 30, 2005 as compared to December 31, 2004 relates primarily to a change in the repricing assumption related to money market deposits to a shorter repricing timeframe. This change was made to reflect the Company's actual practices and experience over the past six months.

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

GAP ANALYSIS

JUNE 30, 2005

 (dollars in thousand)


 Repriceable in:                              0-3 mos      4-12 mos   13-36 mos    37-60 mos    over 60 mos      Total
                                           ------------------------------------------------------------------------------
 ASSETS:
    Investments and bank deposits          $   7,149     $  11,184    $ 26,591      $ 13,505      $  8,144      $ 66,573
    Loans                                    264,561        11,493      58,079       101,217        50,065       485,415
    Fed funds/ equivalents/other equities     17,153             -           -             -             -        17,153
                                           ------------------------------------------------------------------------------
 Total repriceable assets                  $ 288,863     $  22,677    $ 84,670      $114,722      $ 58,209      $569,141

 LIABILITIES:
    Now/escrow manager                     $       -     $  37,263    $  7,453      $ 29,810      $      -      $ 74,526
    MMA                                      124,609             -           -             -             -       124,609
    CDs                                       28,597       122,752      15,214         1,110             -       167,673
    Other                                          -         3,593           -             -             -         3,593
    Customer repurchase agree.                 7,906        10,541       2,635         5,270             -        26,352
    Federal funds purchased/rev repos            333         4,000           -             -             -         4,333
                                           ------------------------------------------------------------------------------
 Total repriceable liabilites              $ 161,455     $ 178,149    $ 25,302      $ 36,190      $      -
 GAP                                       $ 127,418     $(155,472)   $ 59,368      $ 78,532      $ 58,209
 Cumulative GAP                            $ 127,418     $ (28,054)   $ 31,314      $109,846      $168,055

 Interval gap/earnings assets                 22.39%       (27.32%)     10.43%        13.80%        10.23%
 Cumulative gap/earning assets                22.39%        (4.93%)      5.50%        19.30%        29.53%

Although NOW accounts are subject to immediate repricing, the Bank's GAP model has incorporated a repricing schedule to account for a lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate change in assets.

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

The actual capital amounts and ratios for the Company and Bank as of June 30, 2005 and June 30, 2004 are presented in the table below:

                                                                                                         Well Capitalized
                                                                                                            Ratio Under
                                                                                          For Capital    Prompt Corrective
                                               Company     Company     Bank       Bank     Adequacy           Action
                                               Actual       Actual    Actual     Actual    Purposes         Provisions**
Dollars in thousands                           Amount       Ratio     Amount      Ratio      Ratio             Ratio
                                               ------       -----     ------      -----      -----             -----

As of June 30, 2005

Total capital to risk-weighted assets          $66,316      12.5%     $55,669     10.7%      8.00%             10.00%

Tier 1 capital  to risk-weighted assets        $61,160      11.5%     $50,531     9.7%       4.00%              6.00%

Tier 1 capital to average assets (leverage)    $61,160      10.6%     $50,531     8.7%       3.00%              5.00%


As of June 30, 2004

Total capital to risk-weighted assets          $59,288      16.2%     $42,236     11.0%      8.00%             10.00%

Tier 1 to risk-weighted assets                 $55,331      15.1%     $38,293     10.0%      4.00%              6.00%

Tier 1 capital to average assets (leverage)    $55,331      12.1%     $38,293     9.0%       3.00%              5.00%

 ** Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At June 30, 2005, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure About Market Risk".

ITEM 4. CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

         There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       (a) Sales of Unregistered Securities.                     None

       (b) Use of Proceeds.                                      Not Applicable.

       (c) Issuer Purchases of Securities.                       None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                         None

ITEM 4 - SUBMISSION OF MATTERS TO AVOTE OF SECURITY HOLDERS

On May 17, 2005, the annual meeting of shareholders of the Company was held for the purpose of (1) electing eight directors to serve three year terms or until their successors are elected and (2) transact other business that may come before the meeting, of which there was none.

The names of each director elected at the meeting, and the votes for and against cast for such persons are set forth below:

                           Votes For       Votes Withheld     Broker Non-Votes
--------------------------------------------------------------------------------

Leonard L. Abel            5,739,984          139,252              None
Leslie M. Alperstein       5,878,936              300              None
Dudley C. Dworken          5,872,436            6,800              None
Michael T. Flynn           5,744,709          134,527              None
Eugene F. Ford Sr.         5,874,661            4,575              None
Philip N. Margolius        5,878,351              885              None
Ronald D. Paul             5,744,969          134,267              None
Leland M. Weinstein        5,878,936              300              None

ITEM 5 - OTHER INFORMATION

         (a) Required 8-K Disclosures                              None

         (b) Changes in Procedures for Director Nominations        None

ITEM 6 - EXHIBITS

Exhibit No.   Description of Exhibit
-----------   ----------------------
3(a)          Certificate of Incorporation of the Company, as amended (1)
3(b)          Bylaws of the Company (2)
10.1          1998 Stock Option Plan (3)
10.2          Employment Agreement between Michael Flynn and the Company (4)
10.3          Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4          Employment Agreement between Ronald D. Paul and the Company (4)
10.5          Director Fee Agreement between Leonard L. Abel and the Company (4)
10.6          Employment Agreement between Susan G. Riel and the Bank (4)
10.7          Employment Agreement between Martha F. Tonat and the Bank (4)
10.8          Employment Agreement between Wilmer L. Tinley and the Bank (4)
10.9          Employee Agreement for James H. Langmead (5)
10.10         Employee Stock Purchase Plan (6)
11            Statement Regarding Computation of Per Share Income
21            Subsidiaries of the Registrant
31.1          Rule 13a-14(a) Certification of Ronald D. Paul
31.2          Rule 13a-14(a) Certification of Wilmer L. Tinley
31.3          Rule 13a-14(a) Certification of Michael T. Flynn
31.4          Rule 13a-14(a) Certification of James H. Langmead
32.1          Section 1350 Certification of Ronald D. Paul
32.2          Section 1350 Certification of Wilmer L. Tinley
32.3          Section 1350 Certification of Michael T. Flynn
32.4          Section 1350 Certification of James H. Langmead

================================================================================

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




                                     EAGLE BANCORP, INC.


Date:  August 5, 2005                By: /s/ Ronald D. Paul
                                        ---------------------------------------
                                        Ronald D. Paul, President and CEO



Date:  August  5, 2005               By: /s/ Wilmer L. Tinley
                                        ----------------------------------------
                                         Wilmer L. Tinley, Senior Vice President
                                          and Chief Financial Officer