Form 10-Q
period 2005-09-30
EAGLE BANCORP INC
filed 2005-11-07
CIK 1050441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to_________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act Yes |X| No |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes |_| No |X|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of October 31, 2005, the registrant had 7,174,997 shares of Common Stock outstanding.

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

                               EAGLE BANCORP, INC.
                           Consolidated Balance Sheets
                    September 30, 2005 and December 31, 2004
                             (dollars in thousands)


                                                                                 September 30,    December 31,
                                                                                     2005            2004
                                                                                 -------------    ------------
ASSETS
Cash and due from banks                                                             $  17,639       $  31,100
Interest bearing deposits with banks and other short term investments                  12,015           9,594
Federal funds sold                                                                     30,051          15,035
Investment securities available for sale, at fair value                                63,887          64,098
Loans held for sale                                                                     2,327           2,208
Loans                                                                                 504,290         415,509
Less allowance for credit losses                                                       (5,496)         (4,240)
                                                                                    ---------       ---------
 Loans, net                                                                           498,794         411,269
Premises and equipment, net                                                             5,744           5,726
Accrued interest, taxes and other assets                                               16,561          14,423
                                                                                    ---------       ---------
           TOTAL ASSETS                                                             $ 647,019       $ 553,453
                                                                                    =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest bearing demand                                                        $ 140,554       $ 130,309
  Interest bearing transaction                                                         74,945          57,063
  Savings and money market                                                            133,320         126,299
  Time, $100,000 or more                                                              135,427          99,882
  Other time                                                                           61,316          48,734
                                                                                    ---------       ---------
    Total deposits                                                                    545,562         462,287
Customer repurchase agreements
  and federal funds purchased                                                          31,470          23,983
Other short-term borrowings                                                             4,000           6,333
Other liabilities                                                                       2,400           2,316
                                                                                    ---------       ---------
    Total liabilities                                                                 583,432         494,919
                                                                                    ---------       ---------
STOCKHOLDERS' EQUITY

Common stock, $.01 par value; shares authorized 20,000,000, shares
 issued and outstanding 7,174,343 (2005) and 5,421,730 (2004)                              72              54
Additional paid in capital                                                             48,461          47,014
Retained earnings                                                                      15,355          11,368
Accumulated other comprehensive (loss) gain                                              (301)             98
                                                                                    ---------       ---------
    Total stockholders' equity                                                         63,587          58,534
                                                                                    ---------       ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 647,019       $ 553,453
                                                                                    =========       =========



See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
                      Consolidated Statements of Operations
     For the Nine and Three Month Periods Ended September 30, 2005 and 2004
                                  (unaudited)
                  (dollars in thousands, except per share data)


                                                                     Nine months     Nine months     Three months     Three months
                                                                        Ended           Ended            Ended           Ended
                                                                    Sept 30, 2005   Sept 30, 2004    Sept 30, 2005    Sept 30, 2004
                                                                    -------------  --------------   --------------   -------------
INTEREST INCOME
Interest and fees on loans                                              $23,808         $15,157         $ 8,949         $ 5,407
Taxable interest and dividends on investment securities                   1,761           1,639             649             584
Interest on balances with other banks & short term investments              331              98              68              37
Interest on federal funds sold                                              220             241              92             118
                                                                        -------         -------         -------         -------
    Total interest income                                                26,120          17,135           9,758           6,146
                                                                        -------         -------         -------         -------
INTEREST EXPENSE
Interest on deposits                                                      4,808           2,689           2,074             973
Interest on customer repurchase agreements
  and federal funds purchased                                               189              61              86              27
Interest on short-term borrowings                                           187             112              82              27
Interest on long-term borrowings                                              -             266               -              88
                                                                        -------         -------         -------         -------
Total interest expense                                                    5,184           3,128           2,242           1,115
                                                                        -------         -------         -------         -------
NET INTEREST INCOME                                                      20,936          14,007           7,516           5,031
PROVISION FOR CREDIT LOSSES                                               1,311             457             424             227
                                                                        -------         -------         -------         -------
   NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                 19,625          13,550           7,092           4,804
                                                                        -------         -------         -------         -------

NONINTEREST INCOME
  Service charges on deposits                                               865           1,014             273             305
  Gain on sale of loans                                                     925             561             283             172
  Gain (loss) on sale of investment securities                              281             193             269             (60)
  Bank owned life insurance                                                 301             280             107              98
  Other income                                                              793             556             307             182
                                                                        -------         -------         -------         -------
    Total noninterest income                                              3,165           2,604           1,239             697
                                                                        -------         -------         -------         -------
NONINTEREST EXPENSE
  Salaries and employee benefits                                          7,695           6,016           2,461           2,115
  Premises and equipment expenses                                         2,468           1,971             851             701
  Marketing and advertising                                                 344             212             137              53
  Outside data processing                                                   574             469             189             183
  Other expenses                                                          3,024           2,418           1,091             910
                                                                        -------         -------         -------         -------
    Total noninterest expense                                            14,105          11,086           4,729           3,962
                                                                        -------         -------         -------         -------

INCOME BEFORE INCOME TAX EXPENSE                                          8,685           5,068           3,602           1,539

INCOME TAX EXPENSE                                                        3,206           1,816           1,332             539
                                                                        -------         -------         -------         -------

NET INCOME                                                              $ 5,479         $ 3,252         $ 2,270         $ 1,000
                                                                        =======         =======         =======         =======
EARNINGS PER SHARE
  Basic                                                                 $  0.77         $  0.46         $  0.32         $  0.14
  Diluted                                                               $  0.73         $  0.44         $  0.30         $  0.14
DIVIDENDS DECLARED PER SHARE                                            $  0.21             $ -         $  0.07             $ -


See notes to consolidated financial statements

                               EAGLE BANCORP, INC.
                      Consolidated Statements of Cash Flows
    For the Nine Month Periods Ended September 30, 2005 and 2004 (unaudited)
                             (dollars in thousands)


                                                                        Nine months Ended      Nine months Ended
                                                                        September 30, 2005     September 30, 2004
                                                                        ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $   5,479              $   3,252
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Decrease in deferred income taxes                                                -                    (74)
     Provision for credit losses                                                  1,311                    457
     Depreciation and amortization                                                  811                    727
     Gains on sale of loans                                                        (925)                  (561)
     Origination of loans held for sale                                         (19,475)               (18,412)
     Proceeds from sale of loans held for sale                                   20,281                 19,484
     Gain on sale of investment securities                                         (281)                  (193)
  Increase in other assets                                                       (1,897)                  (760)
  Decrease in other liabilities                                                      84                    203
                                                                              ---------              ---------
     Net cash provided by operating activities                                    5,388                  4,123
                                                                              ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in interest bearing deposits with other banks                         (2,421)                (5,280)
  Purchases of available for sale investment securities                         (39,960)              (190,580)
  Proceeds from maturities of available for sale securities                      27,536                155,720
  Proceeds from sale / call of available for sale securities                     12,276                 39,667
  Increase in federal funds sold                                                (15,016)                     -
  Net increase in loans                                                         (88,836)               (46,330)
  Bank premises and equipment acquired                                             (829)                (1,893)
  Purchase of BOLI                                                                    -                 (4,000)
                                                                              ---------              ---------
     Net cash used in investing activities                                     (107,251)               (52,696)
                                                                              ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                                           83,275                 75,507
  Increase (decrease) in customer repurchase agreements and
   federal funds purchased                                                        7,487                (11,084)
  Decrease in other short-term borrowings                                        (2,333)                  (667)
  Decrease in long-term borrowings                                                    -                 (2,478)
  Issuance of common stock                                                        1,469                    396
  Payment of dividends                                                           (1,496)                     -
                                                                              ---------              ---------
     Net cash provided by financing activities                                   88,402                 61,674
                                                                              ---------              ---------

NET (DECREASE) INCREASE IN CASH                                                 (13,461)                13,101
CASH AND DUE FROM BANKS AT BEGINNING OF YEAR                                     31,100                 25,103
                                                                              ---------              ---------
CASH AND DUE FROM BANKS AT END OF YEAR                                        $  17,639              $  38,204
                                                                              =========              =========
SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest paid                                                               $   4,805              $   2,996
                                                                              =========              =========
  Income taxes paid                                                           $   3,825              $   1,520
                                                                              =========              =========


See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
    For the Nine Month Periods Ended September 30, 2005 and 2004 (unaudited)
                             (dollars in thousands)


                                                                                                    Accumulated
                                                                          Additional                   Other            Total
                                                                 Common      Paid       Retained    Comprehensive     Stockholders'
                                                                  Stock   in Capital    Earnings    Income (Loss)        Equity
                                                                --------  ----------   ---------    -------------   -------------
Balance, January 1, 2005                                        $     54   $ 47,014    $ 11,368    $     98            $ 58,534

Comprehensive Income
  Net Income                                                                              5,479                           5,479
  Other comprehensive income:
    Unrealized loss on securities available for sale
    (net of taxes)                                                                                     (227)               (227)
    Less: reclassification adjustment for gains net of
    taxes of $109 included in net income                                                               (172)               (172)
                                                                                                   --------            --------
  Total Comprehensive Income                                                                           (399)              5,080

  Cash Dividend ($ .21 per share)                                                        (1,492)                         (1,492)

  1.3 to one stock split in the form of a 30% stock
  dividend                                                            17        (17)

  Cash paid in lieu of fractional shares                                         (4)                                         (4)

  Exercise of options for 127,160 shares of common
  stock                                                                1      1,000                                       1,001

  Tax benefit on non-qualified options exercise                                 468                                         468

                                                                --------   --------    --------    --------            --------
Balance, September 30, 2005                                     $     72   $ 48,461    $ 15,355    $   (301)           $ 63,587
                                                                ========   ========    ========    ========            ========

Balance, January 1, 2004                                        $     54   $ 46,406    $  6,281    $    271            $ 53,012

Comprehensive Income
  Net Income                                                                              3,252                           3,252
  Other comprehensive income:
    Unrealized loss on securities available for sale
    (net of taxes)                                                                                      (63)                (63)
    Less: reclassification adjustment for gains net of
    taxes of $74 included in net income                                                                (119)               (119)
                                                                                                   --------            --------
  Total Comprehensive Income                                                                           (182)              3,189

  Exercise of options for 48,866 shares of common stock                         396                                         396

                                                                --------   --------    --------    --------            --------
Balance, September 30, 2004                                     $     54   $ 46,802    $  9,533    $     89            $ 56,478
                                                                ========   ========    ========    ========            ========



                               Eagle Bancorp, Inc
                   Notes to Consolidated Financial Statements
   For the nine and three months ended September 30, 2005 and 2004 (unaudited)


1. BASIS OF PRESENTATION

         General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of December 31, 2004 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company's Accounting Policies as disclosed in the 2004 Annual Report. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

2. NATURE OF BUSINESS

         The Company, through its bank subsidiary, provides domestic financial services primarily in Montgomery County, Maryland and Washington, DC. The primary financial services include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgages and small business loans. A new noninterest income business was organized in the first quarter of 2005, which provides title and attendant services.

3. INVESTMENT SECURITIES

         Amortized cost and estimated fair value of securities available for sale are summarized as follows:

         (in thousands)



                                                                                 Gross         Gross       Estimated
                                                                 Amortized     Unrealized    Unrealized      Fair
SEPTEMBER 30, 2005                                                 Cost          Gains         Losses        Value
-------------------                                              ---------     ----------    ----------    ----------
U. S. Government agency securities                                $41,705       $     -       $   433       $41,272
GNMA mortgage backed securities                                    18,975             -           323        18,652
Federal Reserve and Federal Home Loan Bank stock                    2,365             -             -         2,365
Other equity investments                                            1,333           265             -         1,598
                                                                  -------       -------       -------       -------
                                                                  $64,378       $   265       $   756       $63,887
                                                                  =======       =======       =======       =======

                                                                                 Gross         Gross       Estimated
                                                                 Amortized     Unrealized    Unrealized      Fair
DECEMBER 31, 2004                                                  Cost          Gains         Losses        Value
-----------------                                                ---------     ----------    ----------    ----------
U. S. Government agency securities                                $34,478       $     -       $   294       $34,184
GNMA mortgage backed securities                                    23,177            77           188        23,066
Federal Reserve and Federal Home Loan Bank stock                    1,956             -             -         1,956
Other equity investments                                            4,339           555             2         4,892
                                                                  -------       -------       -------       -------
                                                                  $63,950       $   632       $   484       $64,098
                                                                  =======       =======       =======       =======

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of September 30, 2005 are as follows:


                                                                 Estimated                                  Gross
                                                                   Fair        Less than     More than    Unrealized
SEPTEMBER 30, 2005 (IN THOUSANDS)                                  Value       12 months     12 months      Losses
---------------------------------                                ---------     ---------     ---------    ----------
U. S. Government agency securities                                $41,272       $   168       $   265       $   433
GNMA mortgage backed securities                                    18,652            33           290           323
Federal Reserve and Federal Home Loan Bank stock                    2,365             -             -             -
Other equity investments                                            1,598             -             -             -
                                                                  -------       -------       -------       -------
                                                                  $63,887       $   201       $   555       $   756
                                                                  =======       =======       =======       =======

         The unrealized losses that exist are the result of market changes in interest rates since the original purchases. All of the U.S. Government agency and mortgage backed securities are rated AAA. These factors coupled with the Company's ability and intent to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses are temporary in nature.

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

5. EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as options and warrants. As of September 30, 2005 there were no option shares as compared to 54,360 option shares at September 30, 2004 that were excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

         Earnings per share for the nine and three month periods ended September 30, 2004, have been adjusted to reflect a 1.3 for one stock split in the form of a 30% stock dividend affected on February 28, 2005.

6. STOCK BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" and applies the intrinsic value method of recognition and measurement principles of Accounting Principles Board Opinion No.25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the nine or three month periods ended September 30, 2005 and 2004. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the nine and three month periods ended September 30, 2005 and 2004.

Stock Based Compensation


                                                                     Nine Months                     Three Months
                                                                 Ended September 30,             Ended September 30,
                                                              -------------------------       -------------------------
(in thousands)                                                  2005            2004            2005            2004
                                                              ---------       ---------       ---------       ---------
Net income, as reported                                       $   5,479       $   3,252       $   2,270       $   1,000

Less pro forma stock-based compensation expenses
  determined under the fair value method, net of
  related tax effects                                              (626)           (724)           (113)             (6)
                                                              ---------       ---------       ---------       ---------
Pro forma net income                                          $   4,853       $   2,528       $   2,157       $     994
                                                              =========       =========       =========       =========
Net income per share:
  Basic - as reported                                         $    0.77       $    0.46       $    0.32       $    0.14
  Basic - pro forma                                           $    0.68       $    0.36       $    0.30       $    0.14
  Diluted - as reported                                       $    0.73       $    0.44       $    0.30       $    0.14
  Diluted - proforma                                          $    0.64       $    0.34       $    0.28       $    0.13


7. NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No, 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure of compensation cost, which is contained in
Note 6 on page 8 is applicable will no longer be permitted. The new standard is effective for the Company in the first annual reporting period beginning after June 15, 2005 (i.e. calendar year 2006). The impact of this Statement on the Company in periods subsequent to December 31, 2005 will depend on a number of factors, including compensation practices, new awards, modifications and cancellations of existing awards, and the application of alternative option pricing assumptions.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

GENERAL

         Eagle Bancorp, Inc. is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate our primary market area. Our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has five offices serving Montgomery County and three offices in the District of Columbia. In February 2004, the Company executed a lease for a new office to be opened in the second quarter 2006 in Chevy Chase, Montgomery County, Maryland. In February 2005, Eagle Land Title, LLC, a Bank subsidiary which performs title and attendant services commenced operations.

         The Company offers a broad range of commercial banking services to our business and professional clients as well as full service consumer banking services to individuals living and/or working in the service area. We emphasize providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near our primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community we serve. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and money market and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. We have developed significant expertise and commitment as an SBA lender, have been designated a Preferred Lender by the Small Business Administration (SBA), and are the largest community bank SBA lenders in the Washington Metropolitan area.

CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

         The specific allowance allocates an allowance to identified loans. A loan for which reserves are individually allocated may show deficiencies in the borrower's overall financial condition, payment record, support available from financial guarantors and or the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company's assessment of the loss that may be associated with the individual loan.

         The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as requiring specific reserves. Loans identified as special mention, substandard, doubtful and loss, are segregated from non-classified loans. Each loan type is assigned an allowance factor based on management's estimate of the risk, complexity and size of individual loans within a particular category. Classified loans are assigned higher allowance factors than non-classified loans due to management's concerns regarding collectibility or management's knowledge of particular elements regarding the borrower. Allowance factors relate to the level of the internal risk rating.

         The nonspecific or environmental factors allowance is used to estimate the loss of remaining loans (those not identified as either requiring specific reserves or having classified risk ratings). The loss estimates are based on more global factors incident to the overall portfolio, such as delinquency trends, loss history, trends in the volume and size of individual credits, effects of changes in lending policy, the experience and depth of management, national and local economic trends, any concentrations of credit, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The environmental factors allowance captures losses whose impact on the portfolio may have occurred but have yet to be recognized in either the formula or specific allowance.

         Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including, in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and nonspecific allowance components of the allowance. The establishment of allowance factors is a continuing evaluation, based on management's ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a related, after tax effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. Alternatively, errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance being in excess of amounts necessary to cover losses in the portfolio, and may result in lower provisioning in the future. For additional information regarding the allowance for credit losses, refer to the discussion under the caption "Allowance for Credit Losses" below.

RESULTS OF OPERATIONS OVERVIEW

         The Company reported net income of $5.5 million for the nine months ended September 30, 2005, as compared to net income of $3.3 million for the nine months ended September 30, 2004. Earnings per basic share was $0.77 for the nine month period ended September 30, 2005, as compared to $0.46 for the same period in 2004. Earnings per diluted share was $0.73 for the nine months ended September 30, 2005, as compared to $0.44 for the same period in 2004. For the three months ended September 30, 2005, the Company reported net income of $2.3 million as compared to $1.0 million for the same period in 2004. Earnings per basic share was $.32 and $.30 per diluted share for the three months ended September 30, 2005, as compared to $.14 per basic and diluted share for the same period in 2004.

         Earnings per share for the three and nine months ended September 30, 2004 have been adjusted to reflect a 1.3 for one stock spilt in the form of a 30% stock dividend affected on February 28, 2005

         The Company had an annualized return on average assets of 1.23% and an annualized return on average equity of 12.07% for the first nine months of 2005, as compared to returns on average assets and average equity of 0.92% and 7.91%, respectively, for the same nine months of 2004.

         The increase in net income for the nine months ended September 30, 2005 as compared to the same period in 2004 can be attributed substantially to an increase of 49% in net interest income, resulting from an increase of 28% in average earning assets and an increase in the net interest spread of 57 basis points and the net interest margin of 74 basis points between the comparable periods. Since June 2004, the Federal Reserve Bank has increased the federal funds target rate by 275 basis points to 3.75% in eleven interest rate increases of 25 basis points each. The impact of these interest rate increases has contributed to the improvement in the Company's margin in the past several quarters. While the average rate on earning assets for the nine month period has risen by 102 basis points from 5.23% to 6.25%, the cost of interest bearing liabilities has increased by only 45 basis points from 1.31% to 1.76%. Additionally, the growth in average noninterest bearing funding sources for the nine months ended September 30, 2005 as compared to 2004 has been $49 million or 32%. This significant growth in noninterest bearing funding sources has increased the benefit of noninterest sources funding earning assets from 35 basis points for the first nine months in 2004 to 52 basis points for the nine months ended September 30, 2005. Thus, the Company has been able to increase its primary source of funds (core deposits) at rates which have allowed its net interest spread and margin to increase in the first nine months of 2005 as compared to the same period in 2004.

         As a result of competitive pressures, rates paid on deposits, which have not increased as much or as rapidly as interest rates on earning assets, may result in a higher cost of funding in future periods, which may not be offset by further increases in interest rates on earning assets. As a result of such potential margin compression, the Company's earnings could be adversely impacted.

         Loans, which generally have higher yields than securities and other earning assets, increased from 78% of average earning assets in the first nine months of 2004 to 83% of average earning assets for the same period of 2005. Investment securities for the first nine months of 2005 amounted to 13% of average earning assets as compared to 16% for the first nine months in 2004. This decline in the proportion of investment securities was directly related to average loan growth over the past twelve month period exceeding the growth of average deposit and other funding sources.

         The provision for credit losses was $1.3 million for the first nine months in 2005 as compared to $457 thousand for the same period in 2004. This increase was attributable to growth in the loan portfolio in the first nine months of 2005, which was very favorable. As discussed in the section on Allowance for Credit Losses, the Company had $55 thousand of net charge-offs in the first nine months of 2005. This compared to net recoveries of $39 thousand for the first nine months of 2004. At September 30, 2005, the allowance for credit losses was $5.5 million or 1.09% of total loans, as compared to $4.2 million or 1.15% of total loans at September 30, 2004 and $4.2 million or 1.02% of total loans at December 31, 2004. The provision for credit losses was $424 thousand for the three months ended September 30, 2005 as compared to $227 thousand for the same period in 2004, the increase attributable primarily to growth in the level of outstanding loans.

         Total noninterest income was $3.2 million for the first nine months of 2005 as compared to $2.6 million for 2004, a 22% increase. These amounts include net investment gains of $281 thousand for the first nine months of 2005 and $193 thousand in 2004. Excluding gains on the sale of investment securities, noninterest income was $2.9 million in 2005 versus $2.4 million for 2004, an increase of 20%. This increase was due primarily to increased gains on the sale of SBA loans and SBA service fees which amounted to $881 thousand for the first nine months in 2005 versus $454 thousand for 2004. For the three months ended September 30, 2005, total noninterest income was $1.2 million as compared to $697 thousand for the same period in 2004. These amounts include net investment gains of $269 thousand for the three months ended September 30, 2005 as compared to net investment losses of $60 thousand for the same quarter in 2004. Excluding gains (losses) on the sale of investment securities, noninterest income was $970 thousand for the third quarter of 2005, versus $757 thousand for the third quarter of 2004, an increase of 28%. This increase was due substantially to an increase in gains on the sale of SBA loans and loan prepayment and commitment fees.

         Noninterest expenses increased from $11.1 million in the first nine months of 2004 to $14.1 million for the first nine months of 2005, an increase of 27%. The increase was attributable primarily to increases in personnel and related benefit cost increases, higher amounts of incentive based compensation, increased premises and equipment expenses costs, due in part to new banking offices, and to higher marketing, outside data processing and professional fees associated with a larger organization. In spite of higher amounts of noninterest expenses, the Company's stronger growth in revenue as compared to noninterest expenses resulted in the efficiency ratio improving in the first nine months of 2005 to 58.52% as compared to 66.74% for the first nine months in 2004. For the three months ended September 30, 2005, total noninterest expenses were $4.7 million, as compared to $4.0 million for the same period in 2004, an increase of 19%. This increase was due to the same factors mentioned above which affected the increase for the nine month period.

         The combination of increases in net interest income attributed to both increased volume and favorable interest rate effects and increases in noninterest income, offset in part by increases in the provision for credit losses due to growth, and increases in noninterest expenses, resulted in significant improvement in net income for the first nine months of 2005 versus 2004 of 68% and for the three months ended September 30, 2005 versus 2004 of 127%.

The following table sets out the annualized returns on average assets, returns on average equity and equity to assets (average) for the nine months ended September 30, 2005 and 2004 and the year ended December 31, 2004:

                                         September       September    December
                                           2005            2004         2004
                                         ---------       ---------    --------
Return on average assets                    1.23%           0.92%       1.04%
Return on average equity                   12.07%           7.91%       9.16%
Average equity to average assets           10.22%          11.68%      11.38%

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those earning assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings, which comprise federal funds purchased and advances from the Federal Home Loan Bank of Atlanta. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first nine months of 2005 was $20.9 million compared to $14.0 million for the first nine months of 2004, a 49% increase. For the three months ended September 30, 2005, net interest income amounted to $7.5 million, as compared to $5.0 million for the same period in 2004, also a 49% increase.

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

EAGLE BANCORP, INC.
AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (dollars in thousands)


                                                           ------------------------------------------------------------------------
                                                                                 Nine Months Ended September 30,
                                                           ------------------------------------------------------------------------
                                                                            2005                                2004
                                                           ------------------------------------------------------------------------
                                                               Average              Average         Average              Average
                                                              Balance    Interest   Yield/Rate     Balance    Interest   Yield/Rate
                                                           -----------------------------------------------------------------------
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other
short-term investments                                       $ 13,965   $    331      3.17%       $  5,571    $     98        2.35%
Loans (1)                                                     463,576     23,808      6.87%        341,559      15,160        5.93%
Investment securities available for sale                       71,399      1,761      3.30%         70,011       1,636        3.12%
Federal funds sold                                             10,016        220      2.94%         20,510         241        1.57%
                                                             -------------------                  --------------------
     Total interest earning assets                            558,956     26,120      6.25%        437,651      17,135        5.23%
                                                             -------------------                  --------------------

Noninterest earning assets                                     39,362                               35,587
Less: allowance for credit losses                               4,822                                3,881
                                                             --------                             --------
    Total noninterest earning assets                           34,540                               31,706
                                                             --------                             --------
     TOTAL ASSETS                                            $593,496                             $469,357
                                                             ========                             ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
Interest bearing transaction                                 $ 59,389   $     79      0.18%       $ 49,512    $     50        0.13%
Savings and money market                                      135,147      1,487      1.47%        118,293         854        0.96%
Time deposits                                                 164,687      3,242      2.63%        118,665       1,785        2.01%
     Total interest bearing deposits                          359,223      4,808      1.79%        286,470       2,689        1.25%
Customer repurchase agreements and  funds purchased            28,356        189      0.89%         16,647          61        0.49%
Other short-term borrowings                                     6,504        187      3.83%          6,248         112        2.39%
Long term borrowings                                                -          -                     9,128         266        3.89%
                                                             -------------------                  --------------------
     Total interest bearing liabilities                       394,083      5,184      1.76%        318,493       3,128        1.31%
                                                             -------------------                  --------------------
Noninterest bearing liabilities:
Noninterest bearing demand                                    136,095                               94,396
Other liabilities                                               2,650                                1,642
                                                             --------                             --------
     Total noninterest bearing liabilities                    138,745                               96,038

Stockholders' equity                                           60,668                               54,826
                                                             --------                             --------
     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY               $593,496                             $469,357
                                                             ========                             ========


Net interest income                                                     $ 20,936                              $  14,007
                                                                        ========                              =========
Net interest spread                                                                   4.49%                                   3.92%
Net interest margin                                                                   5.01%                                   4.27%



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

         Management has developed a comprehensive process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing among other factors, the guidance from Federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consultant, support management's assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption "Critical Accounting Policies" for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense.

         Following are tables of comparative charge-offs and recoveries data as well as information on the Company's non-performing and potential problem loans.

         During the first nine months of 2005, a provision for credit losses was made in the amount of $1.3 million and the allowance for credit losses increased $1.3 million, including the impact of a modest amount of net credit losses of $55 thousand during the period. The provision for credit losses of $1.3 million in the first nine months of 2005 compared to a provision for credit losses of $457 thousand in the first nine months of 2004. The higher level of the provision in 2005 is attributable primarily to significant growth in the loan portfolio in the first nine months of 2005. For the three months ended September 30, 2005, a provision for credit losses was made in the amount of $424 thousand, as compared to $227 thousand for the same period in 2004, the higher provision being due to growth in the portfolio in the three months ended September 30, 2005 and to accommodate a higher level of net-charge offs. For the third quarter of 2005, net charge-offs amounted to $83 thousand as compared to $8 thousand for the same period in 2004.

         At September 30, 2005, the Company had $211 thousand of loans classified as nonaccrual as compared to $156 thousand at December 31, 2004 and $2.4 million at September 30, 2004, which included one large credit of $2.2 million which was collected in full in the fourth quarter of 2004. The Company had no restructured loans or real estate owned at September 30, 2005, December 31, 2004 or September 30, 2004. Significant variation in these amounts may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers. The balance of impaired loans was $211 thousand at September 30, 2005, with specific reserves against those loans of $27 thousand, compared to $156 thousand at December 31, 2004 with specific reserves of $31 thousand. The allowance for credit losses represented 1.09% of total loans at September 30, 2005, as compared to 1.02% at December 31, 2004. This increase was due to an increase in the allocation factors contained in the allowance methodology and to modifications in the environmental factors allowance.

         As part of its comprehensive loan review process, the Company's Board of Directors and the Bank's Director's Loan Committee and or Board of Director's Credit Review Committee carefully evaluates loans which are past due 30 days or more. The Committee(s) make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past due, unless they are well secured and in the process of collection.

         The maintenance of a high quality loan portfolio, with an adequate allowance for credit losses will continue to be a primary management objective of the Company.

         The following table sets forth activity in the allowance for credit losses for the periods indicated.

(dollars in thousands)                      Nine Months ended
                                              September 30,
                                           2005           2004
                                         -------         ------
Balance at beginning of year             $ 4,240         $ 3,680
Charge-offs:
  Commercial                                 (82)            (95)
  Real estate - commercial                     -               -
  Construction                                 -               -
  Home Equity                                  -               -
  Other consumer                             (11)            (18)
                                         -------         -------
Total                                        (93)           (113)
                                         -------         -------
Recoveries:
  Commercial                                  38             152
  Real estate - commercial                     -               -
  Construction                                 -               -
  Home Equity                                  -               -
  Other consumer                               -               -
                                         -------         -------
Total                                         38             152
                                         -------         -------
Net (charge-offs) recoveries                 (55)             39
                                         -------         -------

Additions charged to operations            1,311             457
                                         -------         -------
Balance at end of period                 $ 5,496         $ 4,176
                                         =======         =======

         The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.


                                                        As of September 30,       As of December 31,
                                                    -------------------------------------------------
                                                                2005                    2004
                                                    -------------------------------------------------
                                                           Amount       % (1)       Amount      % (1)
                                                    -------------------------------------------------
Commercial                                                 $ 2,455        23%      $ 1,963       25%
Real estate - commercial                                     2,279        51%        1,426       46%
Real estate - residential mortgage                               -          -          105        2%
Construction - commercial and residential                      491        15%          431       14%
Home equity                                                    169        10%          223       11%
Other consumer                                                  99         1%           58        1%
Unallocated                                                      3                      34
                                                    -------------------------------------------------
    Total Loans                                            $ 5,496       100%      $ 4,240      100%
                                                    =================================================

(1) Represents the percent of loans in each category to total loans and not the allowance allocations

NON-PERFORMING ASSETS

         The Company's non-performing assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, restructured loans and other real estate owned, totaled $211 thousand at September 30, 2005 compared to $2.6 million at September 30, 2004 and $156 thousand at December 31, 2004. The percentage of non-performing loans to total loans was 0.04% at September 30, 2005, compared to 0.17% at September 30, 2004, and 0.04% at December 31, 2004.

         The following table shows the amounts of non-performing assets at the dates indicated.


                                          September 30,         December 31,
                                       ---------------------    -----------
(dollars in thousands)                  2005           2004         2004
                                       ------         ------    -----------

Nonaccrual Loans:
  Commercial                           $ 211           $ 380          $ 156
  Consumer                                 -               -              -
  Real estate                              -           2,200              -
Accrual loans-past due 90 days:
  Commercial                               -               -              -
  Consumer                                 -               -              -
  Real estate                              -               -              -
Restructured loans                         -               -              -
Real estate owned                          -               -              -
                                       ------    ------------   ------------
       Total non-performing assets     $ 211         $ 2,580          $ 156
                                       ======    ============   ============


         At September 30, 2005, there were $626 thousand of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, non-accrual or restructured loan categories.

NONINTEREST INCOME

         Noninterest income consists of deposit account service charges, gains on the sale of SBA and residential mortgage loans, investment gains and losses, other noninterest loan fees, income from bank owned life insurance ("BOLI") and other service fees. For the nine months ended September 30, 2005, noninterest income was $3.2 million. This compared to $2.6 million of noninterest income for the nine months ended September 30, 2004.

         The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $729 thousand for the nine months ended September 30, 2005 compared to $346 thousand for the nine months ended September 30, 2004, as the Company emphasized this lending activity in the first nine months of 2005. The Company also originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $195 thousand in the first nine months of 2005 compared to $215 thousand in the same period in 2004. Net investment gains amounted to $281 thousand for the first nine months of 2005 as compared to $193 thousand for the same period in 2004. Income for the nine months ended September 30, 2005 included $866 thousand from deposit account service charges, $153 thousand from SBA loan service fees and $301 thousand from BOLI, versus $1.0 million from deposit account service charges, $109 thousand from SBA service fees and $280 thousand from BOLI for the nine months ended September 30, 2004. Other noninterest income which comprises other service charges, title and settlement fees, and loan prepayment and commitment fees, amounted to $640 thousand for the first nine months of 2005, as compared to $447 thousand in the first nine months of 2004, the increase due in part to income from Eagle Land Title, which commenced operations in 2005. The decline in deposit service charges was primarily related to a decline in overdraft fees.

         Noninterest income was $1.2 million for the three months ended September 30, 2005 compared to $697 thousand for the three months ended September 30, 2004, an increase of 78%. These amounts include net investment gains of $269 thousand for the three months ended September 30, 2005 as compared to net investment losses of $60 thousand for the same quarter in 2004. Excluding gains (losses) on the sale of investment securities, noninterest income was $970 thousand for the third quarter of 2005, versus $757 thousand for the third quarter of 2004, an increase of 28%. This increase was due substantially to an increase in gains on the sale of SBA loans and loan prepayment and commitment fees.

NONINTEREST EXPENSES

         Noninterest expense was $14.1 million for the nine months ended September 30, 2005 compared to $11.1 million for the nine months ended September 30, 2004, an increase of 27%.

         Salaries and benefits were $7.7 million for the first nine months of 2005, as compared to $6.0 million for 2004, a 28% increase. This increase was due to staff additions and related benefit costs as well as to increases in incentive based compensation. At September 30, 2005 the Bank had 138 full time equivalent employees as compared to 111 at September 30, 2004.

         Premises and equipment expenses amounted to $2.5 million for the first nine months of 2005 versus $2.0 million for the same period in 2004. This increase of 25% was due in part to a new banking office opened in January 2005 and one opened in the second quarter of 2004 and to ongoing operating expense increases associated with the Company's facilities, all of which are leased, and to increased equipment costs.

         Marketing and advertising costs increased from $212 thousand in the nine months ended September 30, 2004 to $344 thousand in the same period in 2005, the increases associated primarily with increased advertising for deposit products and to special marketing efforts.

         Outside data processing costs were $574 thousand for the first nine months of 2005, as compared to $469 thousand in 2004, or an increase of 22%. The higher costs were due to special charges associated with the Company's conversion of certain core processing systems to new operating platforms and to higher processing volumes.

         Other expenses, increased from $2.4 million in the first nine months of 2004 to $3.0 million for the nine months ended September 30, 2005. The major components of costs in this category include professional and consulting fees, ATM expenses, telephone, courier, printing, business development, office supplies, charitable contributions, and dues. These costs increased by 25% in the first nine months of 2005 as compared to 2004.

         Noninterest expenses were $4.7 million for the three months ended September 30, 2005 compared to $4.0 million for the three months ended September 30, 2004, an increase of 19%. The same factors which contributed to increased noninterest expense for the nine month period mentioned above also contributed to the increase in noninterest expenses for the three months ended September 30, 2005, as compared to the same period in 2004.

FINANCIAL CONDITION OVERVIEW

         At September 30, 2005, total assets were $647.0 million, loans were $504.3 million, deposits were $545.6 million and stockholders' equity was $63.6 million. As compared to December 31, 2004, assets grew by $93.6 million (17%), loans by $88.8 million (21%), deposits by $83.3 million (18%) and stockholders' equity by $5.1 million (9%).

         The Company paid a cash dividend of $0.07 per share for the third quarter of 2005, which dividends commenced in the first quarter of 2005.

LOANS

         Loans, net of amortized deferred fees and costs, at September 30, 2005, December 31, 2004 and September 30, 2004 are summarized by major type as follows:


                                                         As of September 30,      As of December 31,    As of September 30,
                                                    ------------------------------------------------------------------------
                                                         2005                     2004                   2004
                                                    ------------------------------------------------------------------------
(dollars in thousands)                                  Amount         %         Amount        %        Amount        %
                                                    ------------------------------------------------------------------------
Commercial                                               $ 115,140        23%    $ 101,911       25%      $ 85,685      24%
Real estate - commercial (1)                               259,496        51%      189,708       46%       171,110      47%
Real estate - residential mortgage                           1,627          -        9,230        2%         1,480       0%
Construction - commercial and residential                   75,380        15%       62,745       14%        59,574      16%
Home equity                                                 48,474        10%       49,632       11%        42,961      12%
Other consumer                                               4,173         1%        2,283        1%         3,014       1%
                                                    ------------------------------------------------------------------------
    Total loans                                            504,290       100%      415,509      100%       363,824     100%
                                                                   ===========             ==========              =========
Less: Allowance for Credit Losses                           (5,496)                 (4,240)                 (4,176)
                                                    ---------------           -------------          --------------
   Net Loans                                             $ 498,794               $ 411,269               $ 359,648
                                                    ===============           =============          ==============

(1) includes loans for land acquisition and development

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

         For the nine months ending September 30, 2005 deposits grew $83.3 million, from $462.3 million to $545.6 million or 18%.

         Approximately 36% of the Bank's deposits are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. These deposits have shown good increases in the second and third quarters of 2005 as the Bank has more emphasized these funding sources. Time deposit in denominations of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its time deposit whether under or over $100 thousand. From time to time, when appropriate in order to fund strong loan demand, the Bank accepts time deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line and may also accept brokered deposits. Wholesale deposits amounted to approximately $12 million or 2% of total deposits at September 30, 2005, as compared to approximately $29 million of deposits at September 30, 2004 and approximately $25 million at December 31, 2004. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired. During the first nine months of 2005, the Bank reduced its wholesale deposits in favor of its core sources, which provided adequate funding and liquidity and was in accordance with planned amounts.

         At September 30, 2005, the Company had approximately $141 million in noninterest bearing demand deposits, representing 26% of total deposits. This compared to approximately $130 million of these deposits at December 31, 2004 or 28% of total deposits. These are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

         As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $31.5 million at September 30, 2005 compared to $24.0 million at December 31, 2004. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

         At September 30, 2005, the Company had no outstanding balances under its lines of credit provided by correspondent banks. The Bank had $4.0 million of borrowings from the Federal Home Loan Bank of Atlanta ("FHLB"), as compared to $6.3 million at December 31, 2004. These advances are secured 50% by U.S. government agency securities and 50% by a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio.

LIQUIDITY MANAGEMENT

         Liquidity is a measure of the Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short term investments, maturities and sales of investment securities and income from operations. The Bank's entire investment securities portfolio is in an available for sale status which allows it maximum flexibility to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources. The Company maintains secondary sources of liquidity, which includes a $10 million line of credit with a correspondent bank, against which there were no outstandings at September 30, 2005. Additionally, the Bank can purchase up to $37 million in federal funds on an unsecured basis from its correspondents, against which there were no borrowings outstanding at September 30, 2005 and may enter into repurchase agreements up to $12.5 million, provided adequate collateral exists to secure the lending relationship. At September 30, 2005, the Bank was also eligible to take advances from the FHLB up to $120 million, of which it had advances outstanding of $4.0 million.

         The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, customer repurchase agreements and Bank lines of credit to offset a decline in deposits in the short run. Over the long term, an adjustment in assets and change in business emphasis could compensate for a loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Bank's Asset Liability Board Committee recently adopted policy guidelines which emphasize the importance of core deposits and their continued growth.

         At September 30, 2005, under the Bank's liquidity formula, it had $187 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

The following is a schedule of significant funding commitments at September 30, 2005:

                                                            (in thousands)
                                                            --------------
Unused lines of credit (consumer)                             $   52,929
Other commitments to extend credit                               167,671
Standby letters of credit                                          3,959
                                                              ----------
                                                              $  224,559
                                                              ==========

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

         One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model on a quarterly basis to closely monitor interest sensitivity and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model is based on current Bank and Company data and is adjusted for assumptions as to growth, noninterest income and noninterest expense and interest rate sensitivity, based on historical data, for both assets and liabilities. The data is then subjected to a "shock test", which assumes a simultaneous change in interest rate up 200 basis points or down 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income over the next twelve months and to the market value of equity. The Company analysis at September 30, 2005 shows a positive effect on income when interest rates are shocked up 200 basis points, due to the significant level of variable rate loans. A negative impact occurs if rates were to decline. With rates at a relative low level, further interest rate declines would reduce income on earning assets, which could not be offset by a corresponding reduction in the cost of funds, potentially resulting in significant net interest margin contraction. The Company concluded in the second quarter of 2005, based on market factors, that larger increases in its retail deposit rate assumptions are probable in a rising interest rate environment and modified its model assumptions to reflect more rate sensitivity within the core deposit base. While the impact of higher interest rates continues to be viewed as positive to future net interest income and market values of equity, this change in assumptions moderates the benefits of such higher interest rates as compared to earlier analysis.

         The following table reflects the result of a shock simulation on the September 30, 2005 balances.



         Change in interest       Percentage change                                Percentage change
            rates (basis           in net interest         Percentage change       in Market Value of
               points)                  income               in net income          Portfolio Equity
         --------------------    ---------------------    --------------------    ---------------------
                +200                    + 4.5%                  + 11.7%                   + .7%
                +100                    + 2.3%                  + 6.0 %                   + .6%
                  0                       -                        -                       -
                -100                    - 3.4%                   - 8.8%                  - 2.9%
                -200                    - 8.6%                 - 22.5.%                  - 8.8%


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

GAP POSITION

         Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities.

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

         The current interest rate environment is signaling higher interest rates. Management has been emphasizing the acquisition of variable rate and shorter term assets and has been attempting to secure longer-term core deposits. While management believes that this overall position creates a good balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

         The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At September 30, 2005, the Company had a positive GAP of 19% out to three months and a cumulative negative GAP of 5% out to twelve months, as compared to a three month positive GAP of 38% and a cumulative twelve month positive GAP of 8% at December 31, 2004. The change in the GAP position at September 30, 2005 as compared to December 31, 2004 relates primarily to a change in the re-pricing assumption for money market deposits to a shorter time-frame, adopted in the second quarter of 2005. This change was made to recognize the Company's actual practices and experience over the first six months of 2005.

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

GAP ANALYSIS
SEPTEMBER 30, 2005
(dollars in thousand)


 Repriceable in:                                   0-3 mos      4-12 mos     13-36 mos    37-60 mos    over 60 mos    Total
                                                  ---------------------------------------------------------------------------
ASSETS:
   Investments and bank deposits                  $   9,674    $  14,236     $  26,548    $   8,355    $  10,065    $  68,878
   Loans (*)                                        264,572       17,965        56,936       97,806       69,338      506,617
   Fed funds/ equivalents/other equities             37,075            -             -            -            -       37,075
                                                  ---------------------------------------------------------------------------
Total repriceable assets                          $ 311,321    $  32,201     $  83,484    $ 106,161    $  79,403    $ 612,570
                                                  ---------------------------------------------------------------------------

LIABILITIES:
   Interest Bearing Transaction Acounts                 $ -    $  29,978           $ -    $  44,967          $ -    $  74,945
   Money Market Accounts                            129,554            -             -            -            -      129,554
   Time Deposits                                     28,902      145,425        22,416            -            -      196,743
   Savings                                            3,766            -             -            -            -        3,766
   Customer repurchase agreements                    31,470            -             -            -            -       31,470
   Other short-term borrowings                        4,000            -             -            -            -        4,000
                                                  ---------------------------------------------------------------------------
Total repriceable liabilites                      $ 197,692    $ 175,403     $  22,416    $  44,967          $ -    $ 440,478
                                                  ---------------------------------------------------------------------------
GAP                                               $ 113,629    $(143,202)    $  61,068    $  61,194    $  79,403    $ 172,092
Cumulative GAP                                    $ 113,629    $ (29,573)    $  31,495    $  92,689    $ 172,092

Interval gap/earnings assets                          18.55%      (23.38%)        9.97%        9.99%       12.96%
Cumulative gap/earning assets                         18.55%       (4.83%)        5.14%       15.13%       28.09%


(*)  includes Loans Held for Sale


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

         The actual capital amounts and ratios for the Company and Bank as of September 30, 2005 and September 30, 2004 are presented in the table below:


                                                                                                               Well Capitalized
                                                                                             For Capital          Ratio Under
                                       Company     Company        Bank           Bank         Adequacy         Prompt Corrective
                                       Actual      Actual        Actual         Actual        Purposes         Action Provisions**
Dollars in thousands                   Amount       Ratio        Amount          Ratio          Ratio                Ratio
                                       ------       -----        ------          -----          -----                -----
As of September 30, 2005
Total capital to risk-weighted         $69,384     12.57%        $60,012        11.02%          8.00%               10.00%
assets
Tier 1 capital  to risk-weighted       $63,888     11.58%        $54,534        10.01%          4.00%                6.00%
assets
Tier 1 capital to average assets       $63,888     10.18%        $54,534         8.85%          3.00%                5.00%
(leverage)


As of September 30, 2004
Total capital to risk-weighted         $60,565     14.50%        $43,431         10.7%          8.00%               10.00%
assets
Tier 1 to risk-weighted assets         $56,389      13.50%       $39,300         9.7%           4.00%                6.00%

Tier 1 capital to average assets       $56,389      12.00%       $39,300         8.4%           3.00%                5.00%
(leverage)


 ** Applies to Bank only

         Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At September 30, 2005, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

         There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       (a) Sales of Unregistered Securities.                    None

       (b) Use of Proceeds.                                     Not Applicable.

       (c) Issuer Purchases of Securities.                      None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                        None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    None

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

-------------------------------------------------------------------------------

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




                                   EAGLE BANCORP, INC.


Date: November 4, 2005             By: /s/ Ronald D. Paul
                                       ----------------------------------------
                                       Ronald D. Paul, President and CEO



Date: November 4, 2005             By: /s/ Wilmer L. Tinley
                                       ----------------------------------------
                                       Wilmer L. Tinley, Senior Vice President
                                       and Chief Financial Officer