Form 10-K
period 2005-12-31
EAGLE BANCORP INC
filed 2006-03-15
CIK 1050441

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

For the fiscal year ended December 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

                         Commission file number: 0-25923

                               Eagle Bancorp, Inc.
             (Exact Name of Registrant as Specified in its Charter)

          Maryland                                         52-2061461
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                             Number)

                 7815 Woodmont Avenue, Bethesda, Maryland 20814
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, including area code:  (301) 986-1800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [X]    Non-accelerated filer [ ]

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2005 was approximately $120 million.

As of February 28, 2006, the number of outstanding shares of the Common Stock, $.01 par value, of Eagle Bancorp, Inc. was 7,233,864.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2006 are incorporated by reference in part III hereof.

FORM 10-K CROSS REFERENCE OF MATERIAL INCORPORATED BY REFERENCE

The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I    ITEM 1.   BUSINESS. See "Business" at Pages 48 through 60.

          ITEM 1A.  RISK FACTORS. See "Risk Factors" at Pages 51 through 54.

          ITEM 1B.  UNRESOLVED STAFF COMMENTS. NONE

          ITEM 2.   PROPERTIES. See "Properties" at Page 60.

          ITEM 3. LEGAL PROCEEDINGS. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2005.

PART II   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
                    MATTERS. See "Market for Common Stock and Dividends" at Page
                    23.

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

          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. See Consolidated Financial Statements and Notes thereto at Pages 24 through 47.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

          ITEM 9A. CONTROLS AND PROCEDURES. See "Controls and Procedures" at Page 61 and "Management Report on Internal Control Over Financial Reporting" at Page 62.

          ITEM 9B.  OTHER INFORMATION. None.

PART III  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. The
                    information required by this Item is incorporated by reference to, the material appearing under the captions "Election of Directors"; "Executive Officers who are Not Directors"; and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement. The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Zandra Nichols, Corporate Secretary, Eagle Bancorp, Inc., 7815 Woodmont Avenue, Bethesda, Maryland 20814.

          ITEM 11.  EXECUTIVE COMPENSATION. The information required by this
                    Item is incorporated by reference to the material appearing under the captions "Election of Directors - Director's Compensation"; "- Executive Compensation" and "- Report of the Compensation Committee" and "Stock Performance Comparison" in the Proxy Statement.

          ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. The information required by this Item is incorporated by reference to the material appearing under the caption "Voting Securities and Principal Shareholders".

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. The information required by this Item is incorporated by reference to the material appearing under the caption "Election of Directors - Certain Relationships and Related Transactions" in the Proxy Statement.

          ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES. The information required by this Item is incorporated by reference to the material appearing under the caption "Independent Registered Public Accounting Firm - Fees Paid to Independent Accounting Firm" in the Proxy Statement.

PART IV   ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. See "Exhibits
                    and Financial Statements" at Page 64.

SIX YEAR SUMMARY OF SELECTED FINANCIAL DATA

The following table shows selected historical consolidated financial data for Eagle Bancorp ("the Company"). It should be read in conjunction with the Company's audited consolidated financial statements appearing elsewhere in this report.

                                                                            Year Ended December 31,                     5 Year
                                              ---------------------------------------------------------------------    Compound
(dollars in thousands except per share data)    2005        2004        2003        2002        2001        2000      Growth Rate
--------------------------------------------  ---------   ---------   ---------   ---------   ---------   ---------   -----------
SELECTED BALANCES- PERIOD END
Total assets                                  $ 672,252   $ 553,453   $ 442,997   $ 347,829   $ 236,833   $ 164,082            33%
Total stockholders' equity                       64,964      58,534      53,012      20,028      17,132      15,522            33%
Total loans                                     549,212     415,509     317,533     236,860     182,256     116,576            36%
Total deposits                                  568,893     462,287     335,514     278,434     195,688     135,857            33%

SELECTED BALANCES - AVERAGES
Total assets                                  $ 610,245   $ 487,853   $ 375,802   $ 292,921   $ 198,843   $ 136,756            35%
Total stockholders' equity                       61,563      55,507      34,028      18,381      16,615      14,571            33%
Total loans                                     479,311     353,537     266,811     210,303     149,056      84,767            41%
Total deposits                                  512,416     397,788     292,953     237,910     166,118     110,765            36%

RESULTS OF OPERATIONS
Interest income                               $  36,726   $  24,195   $  18,403   $  16,661   $  14,121   $  10,501            28%
Interest expense                                  8,008       4,328       3,953       5,170       5,998       4,549            12%
Net interest income                              28,718      19,867      14,450      11,491       8,123       5,952            37%
Provision for credit losses                       1,843         675       1,175         843         979         581            26%
Net interest income after
provision for credit losses                      26,875      19,192      13,275      10,648       7,144       5,371            38%
Noninterest income                                3,998       3,753       2,850       2,107       1,324         351            63%
Noninterest expense                              18,960      14,952      11,007       8,530       6,445       4,664            32%
Income before taxes                              11,913       7,993       5,118       4,225       2,023       1,058            62%
Income tax expense                                4,369       2,906       1,903       1,558         269           -
Net income                                        7,544       5,087       3,215       2,667       1,754       1,058            48%
Dividends declared                                1,994           -           -           -           -           -

PER SHARE DATA (1)
Net income, basic                             $    1.06   $    0.72   $    0.63   $    0.71   $    0.47   $    0.28            31%
Net income, diluted                                1.00        0.69        0.59        0.66        0.45        0.28            29%
Book value                                         9.04        8.29        7.61        5.32        4.55        4.14            17%
Dividends declared per share                       0.28           -           -           -           -           -
Dividend payout ratio (3)                         26.42%          -           -           -           -           -

FINANCIAL RATIOS
Return on average assets                           1.24%       1.04%       0.86%       0.91%       0.88%       0.78%
Return on average equity                          12.25%       9.16%       9.45%      14.51%      10.56%       7.41%
Average equity to average assets                  10.09%      11.38%       9.05%       6.28%       8.36%      10.40%
Net Interest Margin                                4.99%       4.35%       4.14%       4.16%       4.31%       4.62%
Efficiency ratio (2)                              57.95%      63.30%      63.62%      62.73%      68.22%      74.00%

(1) Adjusted for all years presented giving retroactive effect to a 1.3 for one stock split in the form of a 30% stock dividend paid on February 28, 2005, a seven for five stock split in the form of a 40% stock dividend paid on June 15, 2001 and a five for four stock split in the form of a 25% stock dividend paid on March 31, 2000.

(2) Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(3) Computed by dividing dividends declared per share by net income per share(basic).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of Eagle Bancorp, Inc. (the "Company") and its subsidiary, EagleBank (the "Bank"). This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.

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

GENERAL

         The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, and full-service alternative to the super regional financial institutions, which dominate our primary market area. Our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has five offices serving Montgomery County and three offices in the District of Columbia. In January 2005, the Bank opened a branch in the McPherson Square area of the District of Columbia. In February 2005, Eagle Land Title, LLC, a Bank subsidiary which performs title and attendant services commenced operations. In February 2004, the Company executed a lease for a new office to be opened in the second quarter of 2006 in Chevy Chase, Montgomery County, Maryland.

         The Company offers a broad range of commercial banking services to our business and professional clients as well as full service consumer banking services to individuals living or working in the service area. We emphasize providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near our primary service area. A full range of retail banking services are offered to accommodate the individual needs of both business customers as well as the community we serve. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and money market and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. We have developed significant expertise and commitment as an SBA lender, have been designated a Preferred Lender by the Small Business Administration (SBA), and are the largest community bank SBA lender in the Washington metropolitan area.

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

         Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including, in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and nonspecific allowance components of the allowance. The establishment of allowance factors is a continuing evaluation, based on management's ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a related, after tax effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. Alternatively, errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance being in excess of amounts necessary to cover losses in the portfolio, and may result in lower provisions in the future. For additional information regarding the allowance for credit losses, refer to the discussion under the caption "Allowance for Credit Losses" below.

RESULTS OF OPERATIONS

OVERVIEW

         The Company reported net income of $7.5 million for the year ended December 31, 2005, a 48% increase over net income of $5.1 million for the year ended December 31, 2004, as compared to $3.2 million for the year ended December 31, 2003.

         Earnings per basic share were $1.06 for the year ended December 31, 2005, as compared to $0.72 for the year 2004 and $0.63 for the year 2003. Earnings per diluted share was $1.00 for the year ended December 31, 2005, as compared to $0.69 for the year 2004 and $0.59 for the year 2003.

         For the three months ended December 31, 2005, the Company reported net income of $2.1 million as compared to $1.8 million for the same period in 2004. Earnings per basic share was $0.29 and $.27 per diluted share for the three months ended December 31, 2005, as compared to $0.26 per basic share and $0.25 per diluted share for the same period in 2004.

         Earnings per share for the three and twelve months ended December 31, 2004 and 2003 have been adjusted to reflect a 1.3 for one stock spilt in the form of a 30% stock dividend effected on February 28, 2005

         The Company had a return on average assets of 1.24% and a return on average equity of 12.25% for the year of 2005, as compared to returns on average assets and average equity of 1.04% and 9.16%, respectively, for the year of 2004 and 0.86% and 9.45% respectively, for the year of 2003.

         The increase in net income for the year ended December 31, 2005 as compared to the year ended December 31, 2004 can be largely attributed to an increase of 45% in net interest income, resulting from an increase of 26% in average earning assets and an increase of 41 basis points in the net interest spread and of 64 basis points in the net interest margin between the comparable periods. Between June 2004 and December 2005, the Federal Reserve Bank has increased the federal funds target rate by 325 basis points to 4.25% in thirteen interest rate increases of 25 basis points each. The impact of these interest rate increases has contributed to the improvement in the Company's net interest margin during the year 2005. While the average rate on earning assets for the year of 2005 has increased by 107 basis points from 5.31% to 6.38%, the cost of interest bearing liabilities increased by only 66 basis points from 1.32% to 1.98%, resulting in a widening of the net interest spread. Additionally, the growth in average noninterest bearing funding sources for the year ended December 31, 2005 as compared to 2004 was $45 million or 28%. This significant growth in noninterest bearing funding sources (noninterest bearing deposits, other liabilities and stockholders' equity) has increased the benefit of such sources funding earning assets from 36 basis points for the year ended December 31, 2004 to 59 basis points for the year ended December 31, 2005. This benefit has contributed to a widening of the net interest margin mentioned above. Thus, the Company has been able to increase its primary source of funds (core deposits) at rates which have allowed its net interest spread and margin to increase in the year of 2005 as compared to the year of 2004.

         As a result of competitive pressures, interest rates paid on deposits, which have not increased as much or as rapidly as interest rates on earning assets, may result in a higher cost of funding in future periods, which may not be offset by further increases in interest rates on earning assets. As a result of such potential margin compression, the Company's earnings could be adversely impacted.

         Loans, which generally have higher yields than securities and other earning assets, increased from 78% of average earning assets in the year 2004 to 83% of average earning assets for the year of 2005. Investment securities for the year of 2005 accounted for 12% of average earning assets as compared to 15% for the year of 2004. This decline in the proportion of average investment securities to average earning assets was directly related to average loan growth for the year 2005 exceeding the growth of average deposits and other funding sources.

         The provision for credit losses was $1.8 million for the year of 2005 as compared to $675 thousand for the year 2004. This increase was attributable primarily to growth in the loan portfolio in the twelve months ended December 31, 2005, which was very favorable, in addition to a change in the mix of the loan portfolio at December 31, 2005 toward more real estate-commercial and construction credits, as compared to the loan portfolio at December 31, 2004. As discussed in the section on Provision for Credit Losses, the Company had $98 thousand of net charge-offs in the year of 2005. This compared to net charge-offs of $115 thousand for the year 2004. At December 31, 2005, the allowance for credit losses was $6.0 million or 1.09% of total loans, as compared to $4.2 million or 1.02% of total loans at December 31, 2004. The provision for credit losses was $532 thousand for the three months ended December 31, 2005 as compared to $218 thousand for the same period in 2004, the increase attributable primarily to growth in the level of outstanding loans.

         Total noninterest income was $4.0 million for the year of 2005 as compared to $3.8 million for 2004, a 7% increase. These amounts include net investment gains of $279 thousand for the year of 2005 and $453 thousand in 2004. Excluding gains on the sale of investment securities, noninterest income was $3.7 million in 2005 versus $3.3 million for 2004, an increase of 13%. This increase was due primarily to increased gains on the sale of SBA loans and SBA service fees which amounted to $1.2 million for the year of 2005 versus $1.1 million for 2004. For the three months ended December 31, 2005, total noninterest income was $833 thousand as compared to $1.1million for the same period in 2004. These amounts include net investment losses of $2 thousand for the three months ended December 31, 2005 as compared to net investment gains of $260 thousand for the same quarter in 2004. Excluding gains (losses) on the sale of investment securities, noninterest income decreased modestly to $835 thousand for the fourth quarter of 2005, versus $889 thousand for the fourth quarter of 2004.

         Noninterest expenses increased from $15.0 million for the year of 2004 to $19.0 million for the year of 2005, an increase of 27%. The increase was attributable primarily to increases in personnel and related benefit cost increases, higher amounts of incentive based compensation, increased premises and equipment expenses, due in part to new banking offices, and to higher marketing, outside data processing and professional fees associated with a larger organization. In spite of higher amounts of noninterest expenses, the Company's stronger growth in revenue as compared to noninterest expenses resulted in the efficiency ratio improving in the year of 2005 to 57.95% as compared to 63.30% for the year of 2004. For the three months ended December 31, 2005, total noninterest expenses were $4.9 million, as compared to $3.9 million for the same period in 2004, an increase of 26%. This increase was due to the same factors mentioned above which affected the increase for the full year 2005 over 2004.

         The combination of increases in net interest income attributed to both increased volume and favorable interest rate effects and increases in noninterest income, offset in part by increases in the provision for credit losses due to growth, and increases in noninterest expenses, resulted in significant improvement in net income for the year of 2005 versus 2004 of 48% and for the three months ended December 31, 2005 versus 2004 of 13%.

NET INTEREST INCOME AND NET INTEREST MARGIN

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings which comprise federal funds purchased and advances from the Federal Home Loan Bank of Atlanta ("FHLB"). Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income in 2005 was $28.7 million compared to $19.9 million in 2004 and $14.5 million in 2003.

         The following table labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" presents the average balances and rates of the various categories of the Company's assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that the net interest margin provides a better measurement of performance, since the net interest margin includes the effect of noninterest bearing sources in its calculation, which are significant factors in the Company's financial performance. The net interest margin is net interest income (annualized) expressed as a percentage of average earning assets.

AVERAGE BALANCES, INTEREST YIELDS AND RATES AND NET INTEREST MARGIN

                                                                   Year Ended December 31,
                              ------------------------------------------------------------------------------------------------
                                           2005                             2004                             2003
                              ------------------------------   ------------------------------   ------------------------------
                                                     Average                          Average                          Average
                               Average               Yield /    Average               Yield /    Average               Yield /
(dollars in thousands)         Balance    Interest    Rate      Balance    Interest    Rate      Balance    Interest    Rate
---------------------------   ----------  --------   -------   ----------  --------   -------   ----------  --------   -------
ASSETS:
Interest earning assets:
Interest bearing deposits
 with other banks and other
 short-term investments       $   12,168  $    417      3.43%  $    6,432  $    152      2.36%  $    7,843  $    180      2.30%
Loans (1)(2)                     479,311    33,478      6.98%     353,537    21,393      6.05%     266,811    16,354      6.13%
Investment securities
 available for sale               71,438     2,424      3.39%      70,720     2,195      3.10%      69,086     1,807      2.62%
Federal funds sold                12,281       407      3.31%      25,290       455      1.80%       5,417        62      1.14%
                              ----------  --------             ----------  --------             ----------  --------
  Total interest earning
   assets                        575,198    36,726      6.38%     455,979    24,195      5.31%     349,157    18,403      5.27%
                              ----------  --------             ----------  --------             ----------  --------
Noninterest earning
 assets                           40,073                           35,810                           29,687
Less: allowance for
 credit losses                     5,026                            3,936                            3,042
                              ----------                       ----------                       ----------
  Total noninterest
   earning assets                 35,047                           31,874                           26,645
                              ----------                       ----------                       ----------
  TOTAL ASSETS                $  610,245                       $  487,853                       $  375,802
                              ==========                       ==========                       ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY

Interest bearing
 liabilities:
Interest bearing
 transaction                  $   61,230  $    122      0.20%  $   50,599  $     72      0.14%  $   38,820  $     79      0.20%
Savings and money
 market                          138,844     2,504      1.80%     121,477     1,185      0.98%     100,226     1,161      1.16%
Time deposits                    171,827     4,837      2.82%     122,864     2,498      2.03%      81,788     1,859      2.27%
                              ----------  --------             ----------  --------             ----------  --------
  Total interest
   bearing deposits              371,901     7,463      2.01%     294,940     3,755      1.27%     220,834     3,099      1.40%
Customer repurchase
 agreements and  funds
 purchased                        29,341       350      1.19%      20,258       105      0.52%      22,146       108      0.49%
Other short-term
 borrowings                        3,964       195      4.92%       5,271       171      3.24%       7,979       266      3.33%
Long term borrowings                   -         -                  7,210       297      4.12%      12,489       480      3.84%
                              ----------  --------             ----------  --------             ----------  --------
  Total interest bearing
   liabilities                   405,206     8,008      1.98%     327,679     4,328      1.32%     263,448     3,953      1.50%
                              ----------  --------             ----------  --------             ----------  --------
Noninterest bearing
 liabilities:
Noninterest bearing demand       140,515                          102,848                           72,119
Other liabilities                  2,961                            1,819                            6,207
                              ----------                       ----------                       ----------
  Total noninterest bearing
   liabilities                   143,476                          104,667                           78,326
                              ----------                       ----------                       ----------
Stockholders' equity              61,563                           55,507                           34,028
                              ----------                       ----------                       ----------
  TOTAL LIABILITIES AND
  STOCKHOLDERS EQUITY         $  610,245                       $  487,853                       $  375,802
                              ==========                       ==========                       ==========

Net interest income                       $ 28,718                         $ 19,867                         $ 14,450
                                          ========                         ========                         ========
Net interest spread                                     4.40%                            3.99%                            3.77%
Net interest margin                                     4.99%                            4.35%                            4.14%

(1)  Includes loans held for sale

(2) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges in interest income on loans totaled $1.2 million, $595 thousand and $181thousand for 2005, 2004, and 2003 respectively.

         The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2005 as compared to 2004 is due to both growth in the volume of earning assets (77%) and an increase in the margin earned on earning assets (23%). For 2004 over 2003, the increase in net interest income was a function more related to increased volume of earning assets (88%) as compared to increases in the net interest margin (12%).

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

                                                2005 compared with 2004                2004 compared with 2003
                                          ------------------------------------   ------------------------------------
                                           Due to     Due to    Total Increase    Due to     Due to    Total Increase
(dollars in  thousands)                    Volume      Rate       (Decrease)      Volume      Rate       (Decrease)
                                          --------   --------   --------------   --------   --------   --------------
INTEREST EARNED ON:
  Loans                                   $  7,611   $  4,474   $       12,085   $  5,316   $   (277)  $        5,039
  Investment securities                         22        207              229         43        345              388
  Interest bearing bank deposits               136        129              265        (32)         4              (28)
  Federal funds sold                          (234)       186              (48)       227        166              393
                                          --------   --------   --------------   --------   --------   --------------
        Total interest income                7,535      4,996           12,531      5,554        238            5,792
                                          --------   --------   --------------   --------   --------   --------------
INTEREST PAID ON:
  Interest bearing transaction                  15         35               50         24        (31)              (7)
  Savings and money market                     169      1,150            1,319        246       (222)              24
  Time                                         995      1,344            2,339        934       (295)             639
  Customer repurchase agreements                47        198              245         (9)         6               (3)
  Other borrowings                            (339)        66             (273)      (293)        15             (278)
                                          --------   --------   --------------   --------   --------   --------------
        Total interest expense                 887      2,793            3,680        902       (527)             375
                                          --------   --------   --------------   --------   --------   --------------
NET INTEREST INCOME                       $  6,648   $  2,203   $        8,851   $  4,652   $    765   $        5,417
                                          ========   ========   ==============   ========   ========   ==============

PROVISION FOR CREDIT LOSSES

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

         During the year of 2005, a provision for credit losses was made in the amount of $1.8 million and the allowance for credit losses increased $1.7million, including the impact of a modest amount of net credit losses of $98 thousand during the period. The provision for credit losses of $1.8 million for the year 2005 compared to a provision for credit losses of $675 thousand for the year 2004. The higher level of the provision in 2005 is attributable primarily to significant growth in the loan portfolio and to a change in the mix of the loan portfolio toward more real estate - commercial and construction credits during the year. For the three months ended December 31, 2005, a provision for credit losses was made in the amount of $532 thousand, as compared to $218 thousand for the same period in 2004, the higher provision being due to growth in the portfolio in the three months ended December 31, 2005 and to accommodate a higher level of net-charge offs in the fourth quarter of 2005 as compared to net recoveries for the fourth quarter in 2004.. For the fourth quarter of 2005, net charge-offs amounted to $45 thousand as compared to net recoveries of $76 thousand for the same period in 2004.

         The provision for credit losses was $675 thousand in 2004 compared to a provision for credit losses of $1.2 million in 2003. The lower provision for 2004, during which loans grew over 30%, maintained the allowance at a level management believes to be adequate. As reported for the third quarter of 2004, the Company had one loan in excess of $2 million which was impaired. This loan was paid in full during the fourth quarter of 2004 with the collection of all principal, interest and expenses associated with the credit. The payoff of this loan resulted in releasing approximately $400 thousand of the allowance which had been specifically allocated for this loan.

         The maintenance of a high quality loan portfolio, with an adequate allowance for credit losses will continue to be a primary objective of the Company.

NON-INTEREST INCOME

         Noninterest income consists of deposit account service charges, gains on the sale of SBA and residential mortgage loans, investment gains and losses, other noninterest loan fees, income from bank owned life insurance ("BOLI") and other service fees. For the year ended December 31, 2005, noninterest income was $4.0 million. This compared to $3.8 million of noninterest income for the year ended December 31, 2004 and $2.8 million for the year ended December 31, 2003.

         The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $933 thousand for the year ended December 31, 2005 compared to $648 thousand and $401 thousand for the years ended December 31, 2004 and 2003, respectively, as the Company continues to emphasize this lending activity. The Company also originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $312 thousand in 2005 compared to $304 thousand in 2004 and $270 thousand in 2003.

         Net investment gains amounted to $279 thousand for 2005 as compared to $453 thousand for 2004 and $311 thousand for 2003. The Company sells securities in response to asset/liability management objectives.

         Income for the year of 2005 amounted to $1.2 million from deposit account service charges on deposits and $401 thousand from BOLI, versus $1.3 million from deposit account service charges and $385 thousand from BOLI for the year ended December 31, 2004.

         Other noninterest income which comprises other service charges, SBA service fees, title and settlement fees, and loan prepayment and commitment fees, amounted to $920 thousand for the year of 2005, as compared to $708 thousand for the year of 2004, the increase due in part to income from Eagle Land Title, which commenced operations in 2005 and to increases in SBA service fees. The decline in deposit service charges in 2005 versus 2004 was primarily related to a decline in overdraft fees but was also attributed to lower commercial deposit account service fees as the 2005 level of interest rates increased the earnings credit to commercial bank clients during the year 2005 as compared to 2004.

         Noninterest income was $833 thousand for the three months ended December 31, 2005 compared to $1.1 million for the three months ended December 31, 2004, a decrease of 28%. These amounts include a small net investment loss of $2 thousand for the three months ended December 31, 2005 as compared to net investment gains of $260 thousand for the same quarter in 2004. Excluding gains (losses) on the sale of investment securities, noninterest income was $835 thousand for the fourth quarter of 2005, versus $889 thousand for the fourth quarter of 2004, a decrease of 6%, resulting primarily from a decline in deposit service fees for reasons discussed above relating to the year 2005 as compared to 2004.

NON-INTEREST EXPENSE

         Noninterest expense was $19.0 million for 2005, an increase of 27% as compared to $15.0 million for 2004 and $11.0 million for 2003.

         Salaries and benefits were $10.5 million for the year of 2005, a 28% increase as compared to $8.2 million for 2004, and $5.8 million for 2003. This increase in 2005 over 2004 was due to staff additions and related benefit costs, including an enhanced health insurance benefit commencing July 2005, and to increases in incentive based compensation. At December 31, 2005, the Bank had 145 full time equivalent employees as compared to 119 at December 31, 2004 and 101 at December 31, 2003.

         Premises and equipment expenses amounted to $3.5 million for the year of 2005 versus $2.7 million for 2004. This increase of 31% was due primarily to a new banking office opened in January 2005, a full year of costs for a banking office opened in the second quarter of 2004, ongoing operating expense increases associated with the Company's facilities, all of which are leased, and increased equipment costs. Premises and equipment expense was $2.1 million for 2003.

         Marketing and advertising costs increased from $280 thousand in 2004 to $473 thousand in 2005, an increase of 68%. This increase was associated primarily with increased advertising for deposit products and to special marketing efforts, including sponsorships and events highlighting the Bank's community efforts.

         Outside data processing costs were $769 thousand for 2005, as compared to $652 thousand in 2004, or an increase of 18%. The higher costs were due to special charges associated with the Company's conversion of certain core processing systems to new operating platforms, to added system capabilities and to higher processing volumes.

         Other expenses, increased from $2.7 million in 2004 to $3.1 million for 2005. The major components of costs in this category include ATM expenses, telephone, courier, printing, business development, office supplies, charitable contributions, and dues. These costs increased by 13% in the year 2005 over 2004, and were due substantially to a companywide initiative to enhance the Company's continued emphasis on relationship management and attendant systems.

         Noninterest expenses were $4.9 million for the three months ended December 31, 2005 compared to $3.9 million for the three months ended December 31, 2004, an increase of 26%. The same factors which contributed to increased noninterest expense for the year of 2005 over 2004 mentioned above also contributed to the increase in noninterest expenses for the three months ended December 31, 2005, as compared to the same period in 2004.

INCOME TAX EXPENSE

         The Company recorded income tax expense of $4.4 million in 2005 compared to $2.9 million in 2004 and $1.9 million in 2003, resulting in an effective tax rate of 36.7%, 36.3% and 37.2% respectively.

BALANCE SHEET ANALYSIS

OVERVIEW

         At December 31, 2005, the Company's total assets were $672.3 million, loans were $549.2 million, deposits were $568.9 million and stockholders' equity was $65.0 million. As compared to December 31, 2004, assets grew in 2005 by $118.8 million (21%), loans by $133.7 million (32%), deposits by $106.6 million (23%) and stockholders' equity by $6.4 million (11%).

         The Company initiated a cash dividend of $0.07 per share in the first quarter of 2005 and declared dividends per share of $0.28 during 2005.

SECURITIES

         The investment securities portfolio is comprised primarily of U.S. Agency securities with stated maturities not exceeding seven years, except mortgage pass-through securities which have average expected lives of less than six years but contractual maturities of up to thirty years. At December 31, 2005, the investment portfolio amounted to $68.0 million with a relatively short average life of 2.2 years as compared to a balance of $64.1 million at December 31, 2004, an increase of 6%. The investment portfolio is managed to achieve goals related to income, liquidity, interest rate risk management and providing collateral for customer repurchase agreements and other borrowing relationships.

         The Company also has a portfolio of short-term investments utilized for asset liability management needs which consists of discount notes, money market investments, other bank certificates of deposit and the like. This portfolio amounted to $11.2 million at December 31, 2005 as compared to $9.6 million at December 31, 2004.

         The third element of the Company's securities portfolio is federal funds sold which amounted to $6.1 million at December 31, 2005 as compared to $15.0 million at December 31, 2004. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts limited both in the aggregate and to any one bank.

         The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company's investment securities. The Company classifies all its investment securities as available-for-sale ("AFS"). This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any accretion or amortization) reported as a component of stockholders' equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2005, the Company had a net unrealized loss in AFS securities of $1.0 million as compared to a net unrealized gain in AFS securities of $148 thousand at December 31, 2004. The deferred income tax component of these unrealized gains and losses was $390 thousand and $50 thousand, respectively.

         The following table provides information regarding the composition of the Company's investment securities portfolio at the dates indicated. Amounts are reported at estimated fair value.

                                                                      December 31,
                                          ---------------------------------------------------------------------
                                                   2005                    2004                    2003
                                          ---------------------   ---------------------   ---------------------
                                                       Percent                 Percent                 Percent
(dollars in thousands)                     Balance    of Total     Balance    of Total     Balance    of Total
                                          ---------   ---------   ---------   ---------   ---------   ---------
U. S. Government agency securities        $  46,998        69.1%  $  34,184        53.3%  $  25,373       30.7%
Mortgage backed securities                   17,240        25.3%     23,066        36.0%     51,842       62.8%
Federal Reserve and Federal Home Loan
 Bank stock                                   2,230         3.3%      1,956         3.1%      1,670        2.0%
Other equity investments                      1,582         2.3%      4,892         7.6%      3,696        4.5%
                                          ---------   ---------   ---------   ---------   ---------   --------
                                          $  68,050         100%  $  64,098         100%  $  82,581        100%
                                          =========   =========   =========   =========   =========   ========

         The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted average yield of the investment portfolio at December 31, 2005. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  After One Year      After Five Years
                            One Year or Less    Through Five Years    Through Ten Years     After Ten Years           Total
                           -------------------  -------------------  -------------------  -------------------  -------------------
                                      Weighted             Weighted             Weighted             Weighted             Weighted
                           Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Average   Amortized  Average
(dollars in thousands)        Cost     Yield      Cost      Yield      Cost      Yield      Cost      Yield      Cost      Yield
------------------------   ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
U. S.Government
 agency securities         $  13,989      3.00% $  28,316      4.23% $   5,347      4.86% $       -         -  $  47,652      3.80%
Mortgage backed
 securities                        -         -      7,634      3.85%     4,046      3.44%     6,118      4.29%    17,798      3.91%
Federal Reserve
 and Federal Home Loan
 Bank stock                        -         -          -         -          -         -      2,230      5.03%     2,230      5.03%
Other equity investments           -         -          -         -          -         -      1,380      6.44%     1,380      6.44%
                           ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
                           $  13,989      3.00% $  35,950      4.15% $   9,393      4.25% $   9,728      4.76% $  69,060      3.92%
                           =========  ========  =========  ========  =========  ========  =========  ========  =========  ========

         At December 31, 2005, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding ten percent of the Company's stockholders' equity.

LOAN PORTFOLIO

         In its lending activities, the Company seeks to develop sound relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

         Loan growth over the past year has been favorable, with loans outstanding reaching $549.2 million at December 31, 2005, an increase of $132.7 million or 32% as compared to $415.5 million at December 31, 2004, and were $317.5 million at December 31, 2003, an increase of $98.0 million or 31% in 2004 over 2003

         The Bank is primarily business oriented and has a very large proportion of its loan portfolio related to real estate (68%) consisting of real estate-commercial, real estate-residential mortgage and construction-commercial and residential.

         The following table shows the trends in the composition of the loan portfolio over the past five years.

                                                                              December 31,
                                    -----------------------------------------------------------------------------------------------
                                          2005                2004                2003               2002                2001
                                    ----------------    ----------------    ----------------   ----------------    ----------------
(dollars in thousands)                Amount     %        Amount     %        Amount     %      Amount      %        Amount      %
                                    ---------   ----    ---------   ----    ---------   ----   ---------   ----    ---------   ----
Commercial                          $ 118,928     22%   $ 101,911     25%   $  93,112     29%  $  64,869     27%   $  49,432     27%
Real estate - commercial (1)          284,667     52%     189,708     47%     142,819     45%    111,262     47%      86,553     47%
Real estate - residential mortgage      1,130      -        9,230      2%       6,964      2%      3,699      2%           -      0%
Construction - commercial and
 residential                           90,035     16%      62,745     14%      35,644     11%     23,180     10%      15,512      9%
Home equity                            50,776      9%      49,632     11%      34,092     11%     30,631     13%      26,656     15%
Other consumer                          3,676      1%       2,283      1%       4,902      2%      3,219      1%       4,103      2%
                                    ---------   ----    ---------   ----    ---------   ----   ---------   ----    ---------   ----
   Total loans                        549,212    100%     415,509    100%     317,533    100%    236,860    100%     182,256    100%
                                                ====                ====                ====               ====                ====
Less: Allowance for Credit Losses      (5,985)             (4,240)             (3,680)            (2,766)             (2,111)
                                    ---------           ---------           ---------          ---------           ---------
   Net loans                        $ 543,227           $ 411,269           $ 313,853          $ 234,094           $ 180,145
                                    =========           =========           =========          =========           =========

(1)  includes loans for land acquisition and development

LOAN MATURITY

         The following table sets forth the term to contractual maturity of the loan portfolio as of December 31, 2005.

                                                                   Due In
                                     ------------------------------------------------------------------
                                                 One Year or   One to Five   Over Five to    Over Ten
(dollars in thousands)                 Total         Less         Years       Ten Years       Years
                                     ----------  ------------  ------------  ------------  ------------
Commercial                           $  118,928  $     55,715  $     34,291  $     24,067  $      4,855
Real estate-commercial                  284,667        44,641        76,450       143,153        20,423
Real estate-residential                   1,130           533           597             -             -
Construction                             90,035        42,202        25,946        20,904           983
Home equity                              50,776         1,014         1,070           195        48,497
Other consumer                            3,676         1,242         1,481            11           942
                                     ----------  ------------  ------------  ------------  ------------
Total loans                          $  549,212  $    145,347  $    139,835  $    188,330  $     75,700
                                     ==========  ============  ============  ============  ============
Loans with:
Predetermined fixed interest rate    $  142,195  $     15,015  $     11,067  $    104,768  $     11,345
Floating interest rate                  407,017       130,332       128,768        83,562        64,355
                                     ----------  ------------  ------------  ------------  ------------
Total loans                          $  549,212  $    145,347  $    139,835  $    188,330  $     75,700
                                     ==========  ============  ============  ============  ============

         Loans are shown in the period based on final contractual maturity. Demand loans, having no contractual maturity and overdrafts, are reported as due in one year or less.

         As noted above, a significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area and secured by real estate or other collateral in that market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the Washington D.C. metropolitan real estate market could have an adverse impact on this portfolio of loans and the Company's income and financial position. While our basic trading area is the Washington, D.C. metropolitan area, the Bank has made loans outside that market area where the nature and quality of such loans was consistent with the Bank's lending policies.

         At December 31, 2005, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

ALLOWANCE FOR CREDIT LOSSES

         Management has developed a comprehensive review process to monitor the adequacy of the allowance for credit losses. The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies. The results of this review process, in combination with conclusions of the Bank's outside loan review consultant, support management's view as to the adequacy of the allowance as of the balance sheet date. During 2005, a provision for credit losses was made in the amount of $1.8 million before net charge-offs of $98 thousand. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements; activity in the allowance for credit losses is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption, "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate allowance for credit losses, and the discussion under the caption "Provision for Credit Losses".

         At December 31, 2005, the Company had $491 thousand of loans classified as nonperforming. Please refer to Note 1 of the notes to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company's policy regarding impairment of loans.

         As the loan portfolio and allowance for credit losses review process continues to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. To date, the Bank has enjoyed a high quality loan portfolio with minimal net charge-offs and low delinquency rates. The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.

         Management, being aware of the significant loan growth experienced by the Company and the problems which could develop in an unmonitored environment, is intent on maintaining a strong credit review system and risk rating process. The Company established its Credit Department in 2003 to provide independent analysis of credit requests and to manage problem credits. The Credit Department has developed and implemented additional analytical procedures for evaluating credit requests, has further refined the Company's risk rating system, and has adopted enhanced monitoring of the portfolio. The loan portfolio analysis process is ongoing and proactive in order to maintain a portfolio of quality credits and to quickly identify any weaknesses before they become more severe.

         The following table sets forth activity in the allowance for credit losses for the past five years.

                                                       Year Ended December 31,
                                        ----------------------------------------------------
(dollars in thousands)                    2005       2004       2003       2002       2001
                                        --------   --------   --------   --------   --------
Balance at beginning of year            $  4,240   $  3,680   $  2,766   $  2,111   $  1,142
Charge-offs:
  Commercial                                (122)      (257)      (319)      (192)         -
  Other consumer                             (17)       (35)       (14)       (40)       (23)
                                        --------   --------   --------   --------   --------
Total charge-offs                           (139)      (292)      (333)      (232)       (23)
                                        --------   --------   --------   --------   --------
Recoveries:
  Commercial                                  41        175         68         26          -
  Other consumer                               -          2          4         18         13
                                        --------   --------   --------   --------   --------
Total recoveries                              41        177         72         44         13
                                        --------   --------   --------   --------   --------
Net (charge-offs) recoveries                 (98)      (115)      (261)      (188)       (10)
                                        --------   --------   --------   --------   --------
Additions charged to operations            1,843        675      1,175        843        979
                                        --------   --------   --------   --------   --------
Balance at end of year                  $  5,985   $  4,240   $  3,680   $  2,766   $  2,111
                                        ========   ========   ========   ========   ========
Ratio of net charge-offs during the
year to average loans outstanding
during the year                             0.02%      0.03%      0.10%      0.09%      0.01%

         The following table presents the allocation of the allowance by loan category and the percent of loans each category bears to total loans. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

                                                                  Year Ended December 31,
                                     --------------------------------------------------------------------------------------------
                                            2005               2004              2003               2002                2001
                                     ----------------   ----------------   ----------------   ----------------   ----------------
                                                % of               % of              % of                % of               % of
(dollars in thousands)                Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Commercial                           $  2,594      22%  $  1,963      25%  $  1,689      29%  $  1,134      27%  $    743      27%
Real estate - commercial                2,395      52%     1,426      47%       850      45%       835      47%       701      49%
Real estate - residential mortgage         48       -        105       2%        38       2%        27       2%         -       -
Construction - commercial and
 residential                              602      16%       431      14%       613      11%       231      10%       218      10%
Home equity                               176       9%       223      11%       171      11%       253      13%       212      12%
Other consumer                             84       1%        58       1%        72       2%        83       1%       100       2%
Unallocated                                86                 34                247                203                137
                                     --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
    Total                            $  5,985     100%  $  4,240     100%  $  3,680     100%  $  2,766     100%  $  2,111     100%
                                     ========  ======   ========  ======   ========  ======   ========  ======   ========  ======

NONPERFORMING ASSETS

         The Company's nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and other real estate owned, totaled $491 thousand at December 31, 2005 compared to $156 thousand at December 31, 2004. The percentage of nonperforming assets to total assets was 0.07% at December 31, 2005 compared to 0.03% at December 31, 2004. Non-accrual loans constituted 100% of the nonperforming assets at December 31, 2005 and December 31, 2004.

         The following table shows the amounts of nonperforming assets for the past five years.

                                             Year End December 31,
                                     --------------------------------------
(dollars in thousands)                2005    2004    2003    2002    2001
                                     ------  ------  ------  ------  ------
Nonaccrual Loans
    Commercial                       $  362  $  156  $  554  $  147       -
    Consumer                         $  129       -     100       -       -
Loans Past Due - 90 days or more
    Commercial                            -       -       -     818  $   19
                                     ------  ------  ------  ------  ------
    Total nonperforming assets       $  491  $  156  $  654  $  965  $   19
                                     ======  ======  ======  ======  ======

         At December 31, 2005, there were $2.9 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, non-accrual or restructured loan categories. Additionally, in February 2006, management identified a deterioration in a specific watch listed secured credit amounting to $3.5 million. This credit became past due in excess of 90 days in February 2006. While the specific credit is likely to be classified as a non-accrual loan at the end of the first quarter of 2006, based on available information, management does not anticipate any charge-off or loss of principal balance.

         During 2005, no interest was included in interest income in respect of nonperforming loans. If the $491 thousand in nonaccrual loans had been performing in accordance with their terms, $16 thousand in gross interest income would have been recorded in 2005.

OTHER EARNING ASSETS

         Residential mortgage loans held for sale increased to $2.9 million at December 31, 2005 from $2.2 million at December 31, 2004. Origination and sales of these loans during 2005 was emphasized in the Company in order to enhance non-interest income, which emphasis is expected to continue in 2006.

         Bank owned life insurance is utilized in the Company in accordance with tax regulations as part of the Company's financing of its benefit programs. At December 31, 2005 this asset amounted to $11.1 million as compared to $10.7 million at December 31, 2004, which reflected an increase in cash surrender value, as compared to new investments.

INTANGIBLE ASSETS

         In 2005, the Company began recognizing a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization are made to arrive at the initial recorded value, which is included in other assets. For 2005, excess servicing fees of $188 thousand were recorded, of which $19 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2005, the balance of excess servicing fees was $168 thousand. Prior to 2005, this asset was deemed to be not material. This asset is subject to impairment testing annually.

DEPOSITS AND OTHER BORROWINGS

         The principal sources of funds for the Bank are core deposits, consisting of noninterest bearing demand, interest bearing transaction, money market and savings accounts and time deposits from the local market areas surrounding the Bank's offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities as well as an attractive source of lower cost funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable and low-cost source of funding.

         For the year ending December 31, 2005 deposits grew $106.5 million, from $462.3 million to $568.9 million or 23%. Approximately 33% of the Bank's deposits are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. These deposits had significant increases in the year ended December 31, 2005 as the Bank has seen more growth in these funding sources. Time deposits in denominations of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its time deposit whether under or over $100 thousand. From time to time, when appropriate in order to fund strong loan demand, the Bank accepts time deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line and may also accept brokered deposits. Wholesale deposits amounted to approximately $11million or 2% of total deposits at December 31, 2005, as compared to approximately $25 million or 5% of total deposits at December 31, 2004. During the year of 2005, the Bank reduced its wholesale deposits in favor of its core sources, which provided adequate funding and liquidity and was in accordance with planned amounts.

         At December 31, 2005, the Company had approximately $165.1 million in noninterest bearing demand deposits, representing 29% of total deposits. This compared to approximately $130.3 million of these deposits at December 31, 2004 or 28% of total deposits. These are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

         As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement", allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $32 million at December 31, 2005 compared to $24 million at December 31, 2004. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

         At December 31, 2005, the Company had no outstanding balances under its lines of credit provided by correspondent banks. Also, the Bank had no borrowings outstanding under its credit facility from the FHLB, as compared to $6.3 million at December 31, 2004. Outstanding advances are secured by collateral consisting of U.S. government agency securities and a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio.

CONTRACTUAL OBLIGATIONS

         The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 13 to Notes to Consolidated Financial Statements - Financial Instruments with Off-Balance Sheet Risk, the following table shows details on these fixed and determinable obligations in the time period indicated.

                                          Within One     One to      Three to     Over Five
(dollars in thousands)                       Year      Three Years  Five Years      Years        Total
--------------------------------------    -----------  -----------  -----------  -----------  -----------
Deposits without a stated maturity (1)    $   381,648  $         -  $         -  $         -  $   381,648
Time deposits (1)                             161,574       24,801          870            -      187,245
Short-term borrowings                          32,139            -            -            -       32,139
Operating lease obligations                     1,680        3,672        3,257        4,414       13,023
Leasehold improvements & equipment
 purchases (2)                                    568            -            -            -          568
Outside data processing (3)                       892        1,935            -            -        2,827
                                          -----------  -----------  -----------  -----------  -----------
     Total                                $   578,501  $    30,408  $     4,127  $     4,414  $   617,450
                                          ===========  ===========  ===========  ===========  ===========

(1)  Includes accrued interest payable through December 31, 2005

(2) At December 31, 2005, the Company had commitments to vendors for leasehold improvements and equipment purchases associated with the Bank's new Chevy Chase office. The estimated amount of these commitments at December 31, 2005 was $568 thousand.

(3) The Bank had outstanding obligations under its current data processing contract that expires in September 2008. Based on an assumed growth rate of 16% per annum, this contractual obligation is estimated to be approximately $2.8 million at December 31, 2005.

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

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 13 of the Notes to Consolidated Financial Statements for a summary list of loan commitments at December 31, 2005 and 2004.

         Loan commitments represent agreements to lend to a customer as long as there is no violation of any condition established in the contract and which have been accepted in writing by the borrower. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the borrower. Collateral obtained varies, and may include certificates of deposit, accounts receivable, inventory, property and equipment, residential and commercial real estate.

         Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2005, approximately 88% percent of the dollar amount of standby letters of credit was collateralized.

         With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, capital expenditures or capital resources, that is material to investors.

LIQUIDITY MANAGEMENT

         Liquidity is a measure of the Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations. The Bank's entire investment securities portfolio is in an available-for-sale status which allows it flexibility to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources. The Company maintains secondary sources of liquidity, which includes a $10 million line of credit with a correspondent bank, against which there were no amounts outstanding at December 31, 2005. Additionally, the Bank can purchase up to $37 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were no borrowings outstanding at December 31, 2005. At December 31, 2005, the Bank was also eligible to take advances from the FHLB up to $63 million based on collateral at the FHLB, of which it had no advances outstanding at December 31, 2005. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

         The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, customer repurchase agreements and Bank lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Bank Board's Asset Liability Board Committee has adopted policy guidelines which emphasize the importance of core deposits and their continued growth.

         At December 31, 2005, under the Bank's liquidity formula, it had $202 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

INTEREST RATE RISK MANAGEMENT

ASSET/LIABILITY MANAGEMENT AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank's net income is largely dependent on net interest income. The Bank's Asset Liability Committee ("ALCO") of the Board of Directors formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and re-pricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company's profit objectives.

         The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current interest rate environment, the Company is managing its assets to be either variably priced or with relatively short maturities, so as to mitigate the risk to earnings and capital should interest rates increase from current levels. At the same time, the Bank seeks to acquire longer-term core deposits to lock in relatively lower cost funds. In the current market, due to competitive factors and customer preferences, the effort to attract longer-term fixed priced liabilities has not been as successful as the Company's best case asset liability mix would prefer. There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

         One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model (simulation analysis) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a "shock test", which assumes a simultaneous change in interest rate up 100 and 200 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, and net income over the next twelve and twenty four month periods and to the market value of equity impact. The Company analysis at December 31, 2005 shows a positive effect on income when interest rates are shocked up 100 and 200 basis points, due to the significant level of variable rate loans. A negative impact occurs if rates were to decline based on the Company's asset sensitive position. Interest rate declines would reduce income on earning assets more than the benefit of reductions in the cost of funds, potentially resulting in net interest margin contraction. The Company concluded in the second quarter of 2005, based on market factors and its recent experience, that larger increases in its retail deposit rate assumptions would likely occur in a rising interest rate environment and modified its model assumptions to reflect more rate sensitivity within the core deposit base. While the impact of higher interest rates continues to be viewed as positive to future net interest income and market values of equity, this assumption change moderated the benefits of such higher interest rates assumptions, as compared to earlier analysis.

         The following table reflects the result of simulation analysis on the December 31, 2005 asset and liabilities balances.

                                                                                   Percentage change in
           Change in interest    Percentage change in net   Percentage change in     Market Value of
          rates (basis points)       interest income             net income          Portfolio Equity
          --------------------   ------------------------   --------------------   --------------------
                  +200                    +2.9%                     +7.2%                 +3.1%
                  +100                    +1.6%                     +4.0%                 +2.4%
                     0                       -                         -                     -
                  -100                    -3.0%                     -7.5%                 -4.6%
                  -200                    -7.0%                    -17.3%                -10.1%

         These results of simulation are within policy limits recently adopted by the Company. For net interest income, the Company has adopted a policy limit of 15% for a 100 basis point change and 20% for a 200 basis point change. For the market value of equity, the Company has adopted a policy limit of 20% for a 100 basis point change and 25% for a 200 basis point change.

         Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or repricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

GAP ANALYSIS

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

         The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At December 31, 2005, the Company had a positive cumulative GAP position of approximately 10% out to three months and 3% out to twelve months, as compared to a three month positive GAP of 38% and a cumulative twelve month positive GAP of 8% at December 31, 2004. The change in the GAP position at December 31, 2005 as compared to December 31, 2004 relates primarily to a change in the re-pricing assumption for money market deposits to a shorter time-frame, adopted in the second quarter of 2005. This change was made to recognize the Company's actual practices and experience over the first six months of 2005.

         If interest rates continue to rise, as many forecasters are predicting, the Bank's interest income and margin are expected to be stable because of the present positive mismatch position combined with a more competitive business environment for both deposits and loans. Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the rise in the cost of liabilities may be greater than anticipated by the GAP model. If this were to occur, the benefits of a rising interest rate environment may not be in accordance with management's expectations. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP TABLE
(dollars in thousands)

                                       0-3        4-12        13-36      37-60      over 60    Total Rate     Non-        Total
Repriceable in:                      months      months      months      months     months      Sensitive   Sensitive     Assets
                                   ---------  ----------   ---------  ----------  ---------   -----------  ----------  ----------
RATE SENSITIVE ASSETS:
   Investments and bank deposits    $   7,410  $   15,603   $  27,277  $   13,625  $   2,553   $    66,468
   Loans (1)                          304,379      69,878     108,949      60,505      8,425       552,136
   Fed funds and other short-term
    investments                        12,356           -           -           -          -        12,356
   Other earning assets                 1,582      11,122           -           -          -        12,704
                                    ---------  ----------   ---------  ----------  ---------   -----------
        Total                       $ 325,727  $   96,603   $ 136,226  $   74,130  $  10,978   $   643,664    $ 28,588   $ 672,252
                                    ---------  ----------   ---------  ----------  ---------   -----------
RATE SENSITIVE LIABILITIES:
   Noninterest bearing demand       $  28,290  $   19,340   $  34,861  $   29,607  $  53,006   $   165,104
   Interest bearing transaction        22,100           -      14,734      14,732     22,100        73,666
   Savings and money market           139,826           -         654         436      1,963       142,879
   Time deposits                       41,203     122,496      22,676         870          -       187,245
   Customer repurchase agreements      32,139           -           -           -          -        32,139
   Other short-term borrowings              -           -           -           -          -             -
                                    ---------  ----------   ---------  ----------  ---------   -----------
        Total                       $ 263,558  $  141,836   $  72,925  $   45,645  $  77,069   $   601,033    $  6,255   $ 607,288
                                    ---------  ----------   ---------  ----------  ---------   -----------
GAP                                 $  62,169  $  (45,233)  $  63,301  $   28,485  $ (66,091)  $    42,631
Cumulative GAP                      $  62,169  $   16,936   $  80,237  $  108,722  $  42,631
Cumulative gap as percent of total
 assets                                  9.25%       2.52%      11.94%      16.17%      6.34%

         Although, interest bearing transaction accounts and money market accounts (which are administered rates) are subject to re-pricing as a whole category of deposits, the Bank's GAP model has incorporated a re-pricing schedule to account for the historical lag in effecting rate changes and the amount of those rate changes relative to the amount of rate change in assets.

CAPITAL RESOURCES AND ADEQUACY

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces, as well as the overall level of growth. The adequacy of the Company's current and future capital needs is monitored by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

         The capital position of the Company's wholly-owned subsidiary, the Bank, continues to meet regulatory requirements as a well-capitalized institution. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill and other intangibles of which the Bank has none. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, 100% of which qualifies at December 31, 2005 and 2004. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The Tier 1 capital to average assets ratio is often referred to as the leverage ratio.

         The Company's capital ratios were all in excess of guidelines established by the Federal Reserve and the Bank's capital ratios as earlier mentioned were in excess of those required to be classified as a "well capitalized" institution under the prompt corrective action rule of the Federal Deposit Insurance Act. The Company and Bank's capital ratios at December 31, 2005 and 2004 are shown in Note 15 to the Consolidated Financial Statements.

         The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities.

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

NEW ACCOUNTING STANDARDS

         Refer to Note 1 of the Notes to Consolidated Financial Statements for statements on New Accounting Standards.

MARKET FOR COMMON STOCK AND DIVIDENDS

         Market for Common Stock. The Company's common stock is listed for trading on the NASDAQ Capital Market under the symbol "EGBN". Trading in the common stock has been relatively light. Over the twelve month period ended December 31, 2005, the average daily trading amounted to approximately 5,400 shares. No assurance can be given that an active trading market will develop in the foreseeable future or can be maintained. The following table sets forth the high and low bid prices for the common stock during each calendar quarter during the last three fiscal years, as adjusted for the stock split paid in the form of a 30% stock dividend on February 28, 2005. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. As of February 28, 2006, there were 7,233,864 shares of common stock outstanding, held by approximately 1,500 beneficial shareholders, plus approximately 800 shareholders of record.

                        2005                 2004                  2003
                 -------------------   -------------------   -------------------
       Quarter   High Bid   Low Bid    High Bid   Low Bid    High Bid   Low Bid
       -------   --------   --------   --------   --------   --------   --------
       First     $  25.80   $  18.65   $  15.38   $  13.23   $  11.77   $  10.32
       Second    $  21.75   $  17.50   $  15.33   $  12.88   $  13.08   $  11.06
       Third     $  24.34   $  19.55   $  15.38   $  13.86   $  11.98   $   9.51
       Fourth    $  23.89   $  22.25   $  16.36   $  13.62   $  13.62   $  11.69

         Dividends. Through December 31, 2004, the Company had not paid any cash dividends. In January 2005, the Company declared its initial quarterly cash dividend of $0.07 per share of common stock for the first quarter of 2005. For the full year 2005, the Company declared regular quarterly cash dividends which totaled $0.28 per share. While the Company has adequate liquidity at present, the payment of future cash dividends may depend upon the ability of the Bank, its sole operating business, to declare and pay dividends to the Company. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank

         In February 2005, the Company declared a 1.3 for 1 stock split in the form of a 30% stock dividend which was paid on February 28, 2005.

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

         Issuer Repurchase of Common Stock. No shares of the Company's Common Stock were repurchased by or on behalf of the Company during 2005.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Eagle Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp Inc. as of December 31, 2005 and 2004, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ Stegman & Company

Stegman & Company
Baltimore, Maryland
February 28, 2006

                               EAGLE BANCORP, INC.
                           Consolidated Balance Sheets
                             (dollars in thousands)

                                                                         December 31,   December 31,
                                                                             2005           2004
                                                                         ------------   ------------
ASSETS
Cash and due from banks                                                  $     16,662   $     31,100
Interest bearing deposits with banks and other short term
 investments                                                                   11,231          9,594
Federal funds sold                                                              6,103         15,035
Investment securities available for sale, at fair value                        68,050         64,098
Loans held for sale                                                             2,924          2,208
Loans                                                                         549,212        415,509
Less allowance for credit losses                                               (5,985)        (4,240)
                                                                         ------------   ------------
  Loans, net                                                                  543,227        411,269
Premises and equipment, net                                                     5,774          5,726
Deferred income taxes                                                           2,854          1,102
Accrued interest, taxes and other assets                                       15,427         13,321
                                                                         ------------   ------------
        TOTAL ASSETS                                                     $    672,252   $    553,453
                                                                         ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest bearing demand                                             $    165,103   $    130,309
  Interest bearing transaction                                                 73,666         57,063
  Savings and money market                                                    142,879        126,299
  Time, $100,000 or more                                                      122,571         99,882
  Other time                                                                   64,674         48,734
                                                                         ------------   ------------
   Total deposits                                                             568,893        462,287
Customer repurchase agreements
 and federal funds purchased                                                   32,139         23,983
Other short-term borrowings                                                         -          6,333
Other liabilities                                                               6,256          2,316
                                                                         ------------   ------------
   Total liabilities                                                          607,288        494,919
                                                                         ------------   ------------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value; shares authorized 20,000,000, shares
  issued and outstanding 7,184,891 (2005) and 5,421,730 (2004)                     72             54
Additional paid in capital                                                     48,594         47,014
Retained earnings                                                              16,918         11,368
Accumulated other comprehensive (loss) gain                                      (620)            98
                                                                         ------------   ------------
   Total stockholders' equity                                                  64,964         58,534
                                                                         ------------   ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    672,252   $    553,453
                                                                         ============   ============

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
                      Consolidated Statements of Operations
                            Years Ended December 31,
                  (dollars in thousands, except per share data)

                                                                            2005         2004         2003
                                                                         ----------   ----------   ----------
INTEREST INCOME
  Interest and fees on loans                                             $   33,478   $   21,393       16,354
  Taxable interest and dividends on investment securities                     2,424        2,195        1,807
  Interest on balances with other banks and short term investments              417          152          180
  Interest on federal funds sold                                                407          455           62
                                                                         ----------   ----------   ----------
     Total interest income                                                   36,726       24,195       18,403
                                                                         ----------   ----------   ----------
INTEREST EXPENSE
  Interest on deposits                                                        7,463        3,755        3,099
  Interest on customer repurchase agreements
   and federal funds purchased                                                  350          105          108
  Interest on short-term borrowings                                             195          171          266
  Interest on long-term borrowings                                                -          297          480
                                                                         ----------   ----------   ----------
     Total interest expense                                                   8,008        4,328        3,953
                                                                         ----------   ----------   ----------
NET INTEREST INCOME                                                          28,718       19,867       14,450
PROVISION FOR CREDIT LOSSES                                                   1,843          675        1,175
                                                                         ----------   ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                        26,875       19,192       13,275
                                                                         ----------   ----------   ----------
NONINTEREST INCOME
  Service charges on deposits                                                 1,153        1,255        1,216
  Gain on sale of loans                                                       1,245          952          671
  Gain on sale of investment securities                                         279          453          311
  Increase in the cash surrender value of bank owned life insurance             401          385          250
  Other income                                                                  920          708          402
                                                                         ----------   ----------   ----------
     Total noninterest income                                                 3,998        3,753        2,850
                                                                         ----------   ----------   ----------
NONINTEREST EXPENSE
  Salaries and employee benefits                                             10,503        8,204        5,847
  Premises and equipment expenses                                             3,470        2,655        2,111
  Marketing and advertising                                                     473          280          244
  Outside data processing                                                       769          652          555
  Legal and consulting fees                                                     674          434          160
  Other expenses                                                              3,071        2,727        2,090
                                                                         ----------   ----------   ----------
     Total noninterest expense                                               18,960       14,952       11,007
                                                                         ----------   ----------   ----------
INCOME BEFORE INCOME TAX EXPENSE                                             11,913        7,993        5,118

INCOME TAX EXPENSE                                                            4,369        2,906        1,903
                                                                         ----------   ----------   ----------
NET INCOME                                                               $    7,544   $    5,087   $    3,215
                                                                         ==========   ==========   ==========
NET INCOME PER SHARE
  Basic                                                                  $     1.06   $     0.72   $     0.63
  Diluted                                                                $     1.00   $     0.69   $     0.59
DIVIDENDS DECLARED PER SHARE                                             $     0.28   $        -   $        -

See notes to consolidated financial statements

                               EAGLE BANCORP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                             (dollars in thousands)

                                                                                                       Accumulated
                                                                         Additional                       Other           Total
                                                            Common        Paid in        Retained     Comprehensive   Stockholders'
                                                            Stock         Capital        Earnings     Income (Loss)      Equity
                                                         ------------   ------------   ------------   -------------   -------------
Balance, January 1, 2003                                 $         29   $     16,541   $      3,066   $         392   $      20,028
Comprehensive Income
  Net Income                                                                                  3,215                           3,215
  Other comprehensive income:
     Unrealized gain on securities available for
      sale (net of taxes)                                                                                        70              70
     Less: reclassification adjustment for gains net
      of taxes of $120 included in net income                                                                  (191)           (191)
                                                                                                      -------------   -------------
  Total Comprehensive Income                                                                                    271           3,094
  Exercise of options for 12,620 shares of common
   stock                                                                         123                                            123
  Issuance of 2,448,979 shares of common stock                     25         29,742                                         29,767
                                                         ------------   ------------   ------------   -------------   -------------
Balance, December 31, 2003                                         54         46,406          6,281             271          53,012
Comprehensive Income
  Net Income                                                                                  5,087                           5,087
  Other comprehensive income:
     Unrealized gain on securities available for
      sale (net of taxes)                                                                                       105             105
     Less: reclassification adjustment for gains net
      of taxes of $175 included in net income                                                                  (278)           (278)
                                                                                                      -------------   -------------
  Total Comprehensive Income                                                                                   (173)          5,192
  Exercise of options for 62,427 shares of common
   stock                                                                         510                                            510
  Tax benefit on non-qualified options exercise                                   98                                             98
                                                         ------------   ------------   ------------   -------------   -------------
Balance, December 31, 2004                                         54         47,014         11,368              98          58,534
Comprehensive Income
  Net Income                                                                                  7,544                           7,544
  Other comprehensive income:
     Unrealized loss on securities available for
      sale (net of taxes)                                                                                      (549)           (549)
     Less: reclassification adjustment for gains net
      of taxes of $110 included in net income                                                                  (169)           (169)
                                                                                                      -------------   -------------
  Total Comprehensive Income                                                                                   (718)          6,826
  Cash Dividend ($ .28 per share)                                                            (1,994)                         (1,994)
  1.3 to one stock split in the form of a 30%
   stock dividend                                                  17            (17)                                             -
  Cash paid in lieu of fractional shares                                          (4)                                            (4)
  Exercise of options for 136,841 shares of common
   stock                                                            1          1,133                                          1,134
  Tax benefit on non-qualified options exercise                                  468                                            468
                                                         ------------   ------------   ------------   -------------   -------------
Balance, December 31, 2005                               $         72   $     48,594   $     16,918   $        (620)  $      64,964
                                                         ============   ============   ============   =============   =============

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 2005, 2004 and 2003
                             (dollars in thousands)

                                                                            2005         2004         2003
                                                                         ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $    7,544   $    5,087   $    3,215
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Decrease in deferred income taxes                                        (1,312)        (151)        (319)
    Provision for credit losses                                               1,843          675        1,175
    Depreciation and amortization                                             1,122          984          714
    Gains on sale of loans                                                   (1,245)        (952)        (671)
    Origination of loans held for sale                                      (29,083)     (29,592)     (24,726)
    Proceeds from sale of loans held for sale                                29,612       31,985       27,294
    Gain on sale of investment securities                                      (279)        (453)        (311)
    Net increase in surrender value of BOLI                                    (402)        (385)        (250)
 Tax benefit on non-qualified options exercise                                  468           98            -
 Increase in other assets                                                    (1,704)        (528)        (458)
 Decrease (increase) in other liabilities                                     3,940          834         (126)
                                                                         ----------   ----------   ----------
    Net cash provided by operating activities                                10,504        7,602        5,537
                                                                         ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase (decrease) in interest bearing deposits - other banks              (1,637)      (5,262)       1,787
 Purchases of available for sale investment securities                      (48,336)    (204,254)    (443,296)
 Proceeds from maturities of available for sale securities                   31,230      166,962      382,186
 Proceeds from sale / call of available for sale securities                  12,275       55,969       49,328
 Net increase in loans                                                     (133,801)     (98,091)     (80,673)
 Bank premises and equipment acquired                                        (1,170)      (2,451)      (1,372)
 Purchase of BOLI                                                                 -       (4,000)      (2,000)
                                                                         ----------   ----------   ----------
    Net cash used in investing activities                                  (141,439)     (91,127)     (94,040)
                                                                         ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in deposits                                                       106,606      126,773       57,080
 Increase (decrease) in customer repurchase agreements                        8,156      (14,471)      13,400
 Decrease in other short-term borrowings                                     (6,333)      (4,000)      (8,600)
 Increase (decrease) in long-term borrowings                                      -       (4,255)         255
 Issuance of common stock                                                     1,130          510       29,890
 Payment of dividends                                                        (1,994)           -            -
                                                                         ----------   ----------   ----------
    Net cash provided by financing activities                               107,565      104,557       92,025
                                                                         ----------   ----------   ----------
NET (DECREASE) INCREASE IN CASH
                                                                            (23,370)      21,032        3,522
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               46,135       25,103       21,581
                                                                         ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $   22,765   $   46,135   $   25,103
                                                                         ==========   ==========   ==========
SUPPLEMENTAL CASH FLOWS INFORMATION:
    Interest paid                                                        $    4,805   $    3,818   $    4,024
                                                                         ==========   ==========   ==========
    Income taxes paid                                                    $    5,083   $    2,462   $    1,887
                                                                         ==========   ==========   ==========
NON-CASH FINANCING ACTIVITIES
  Reclassification of borrowings from long-term to short-term            $        -   $    6,333   $    4,000

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31,2005, 2004 AND 2003:

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Eagle Bancorp, Inc. (the "Company") and its subsidiaries, EagleBank (the "Bank") and Bethesda Leasing, LLC ("Bethesda Leasing") with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company's books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2005. The following is a summary of the more significant accounting policies.

NATURE OF OPERATIONS

The Company, through its bank subsidiary, conducts a full service community banking business, primarily in Montgomery County, Maryland and Washington, D.C. The primary financial services include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold thru the Small Business Administration, in a transaction apart from the loan's origination. The Bank offers its products and services thru eight banking offices and various electronic capabilities. The Bank commenced operation of a limited liability corporation, Eagle Land Title, LLC, early in 2005, to provide noninterest income through title and attendant services.

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

CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold (items with an original maturity of three months or less).

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

The Company's current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2005 or 2004. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis and which unamortized amount is included in other assets. This asset is being amortized on a straight line basis as an offset of servicing fees collected which is included in other noninterest income.

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

INVESTMENT SECURITIES

The Company and Bank have no securities classified as trading nor are any investment securities classified as held- to- maturity.

Marketable equity securities and debt securities not classified as held-to-maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses being reported as accumulated other comprehensive income, a separate component of stockholders' equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Related interest and dividends are included in interest income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in managements' intents and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

LOANS

Loans are stated at the principal amount outstanding, net of unamortized deferred costs and fees. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Company's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Deferred fees and costs on loans originated thru October 2005 are being amortized on the straight line method over the term of the loan. Deferred fees and costs on loans originated subsequent to October 2005 are being amortized on the interest method over the term of the loan. The difference between the straight line method and the interest method was considered immaterial.

Management considers loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are tested for impairment once principal or interest payments become ninety days or more past due and they are placed on nonaccrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer type loans which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided by the collateral. Generally, the Company's impairment on such loans is measured by reference to the fair value of the collateral. Interest income on impaired loans is recognized on the cash basis.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses represents an amount which, in management's judgment, is adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level of allowance. Among the factors considered in evaluating the adequacy of the allowance for credit losses are lending risks associated with growth and entry into new markets, loss allocations for specific nonperforming credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Allowances for impaired loans are generally determined based on collateral values. Loans deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The allowance for credit losses consists of allocated and unallocated components.

The components of the allowance for credit losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss may be incurred in an amount different from an amount determined by application of the formula allowance. For problem credits for which specific allowance amounts have not been determined, the Company establishes allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each grade. A third component of the allowance computation, termed a nonspecific allowance, is based upon management's evaluation of various environmental conditions that are not directly measured in the determination of either the specific allowance or formula allowance. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of outside review consultants, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Executive management reviews these environmental conditions quarterly, and documents the rationale for all changes.

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

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets, which generally range from seven years for furniture, fixtures and equipment, three to five years for computer software and hardware, and ten to forty years for buildings and building improvements. Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statement of Income.

ADVERTISING

Advertising costs are generally expensed as incurred.

INCOME TAXES

Income tax expense on the Statements of Operations is based on the results of operations, adjusted for the permanent differences between items of income and deduction recognized for financial reporting purposes differently than for income tax accounting purposes. The Company has adopted the liability method of accounting for income taxes and has recorded deferred tax assets and liabilities determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences). Such temporary differences are measured at the enacted rates that are expected to be in effect when these differences reverse.

TRANSFER OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. In certain cases, the recourse to the Bank to repurchase assets may exist but be deemed immaterial based on the specific facts and circumstances.

NET INCOME PER COMMON SHARE

Basic net income per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period measured. Diluted net income per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period measured including the potential dilutive effects of stock options. Net income per common share has been adjusted to give retroactive reflect to all stock splits.

STOCK-BASED COMPENSATION

Through December 31, 2005, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan. No compensation expense related to the Plan was recorded during the three years ended December 31, 2005. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the Plan consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the years ended December 31:

(dollars in thousands)                                    2005         2004         2003
                                                       ----------   ----------   ----------
Net income, as reported                                $    7,544   $    5,087   $    3,215

Less pro forma stock-based compensation expenses
  determined under the fair value
  method, net of related tax effects                         (793)        (867)        (224)
                                                       ----------   ----------   ----------
Pro forma net income                                   $    6,751   $    4,220   $    2,991
                                                       ==========   ==========   ==========
Net income per share:
  Basic - as reported                                  $     1.06   $     0.72   $     0.63
  Basic - pro forma                                    $     0.95   $     0.60   $     0.58
  Diluted - as reported                                $     1.00   $     0.69   $     0.59
  Diluted - proforma                                   $     0.89   $     0.57   $     0.55

The pro forma amounts are not representative of the effects on reported net income for future years.

Refer below under New Accounting Pronouncements for a discussion of changes subsequent to December 31, 2005 in accounting for stock based compensation.

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

Pro forma disclosure of compensation cost, which is contained under the heading Stock-Based Compensation thru December 31, 2005 will no longer be permitted subsequent to December 31, 2005. The new standard ("SFAS 123R") is effective for the Company in the first annual reporting period beginning after June 15, 2005 (i.e. calendar year 2006). Therefore, the impact of this Statement on the Company's Statement of Operations will be in periods subsequent to December 31, 2005.

In accordance with the new accounting standard, for periods beginning in calendar year 2006, the Company will record as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value (computed at the date of option grant) of any outstanding stock option grants which vest subsequent to December 31, 2005. Additionally, the Company has a Share Purchase Plan (the Employee Stock Purchase Plan), whereby the Company grants all employees options to purchase shares at discount up to 15% from the average of the high and low stock price on the date of grant. Under SFAS 123R, the Employee Stock Purchase Plan requires fair value accounting which recognizes compensation expense over the service period (usually the vesting period). Beyond the effects of stock options which vest in periods subsequent to December 31, 2005 being recognized as compensation expense and the effects of recognizing as compensation expense shares granted and vested under the Employee Stock Purchase Plan, the impact of SFAS 123R on the Company in periods subsequent to December 31, 2005 depends on a number of factors, including future compensation practices, new awards, modifications and cancellations of existing awards, and the application of alternative option pricing assumptions.

Based on the stock-based compensation awards outstanding as of December 31, 2005 for which the requisite service period has not been rendered prior to January 1, 2006, the Company expects to recognize total pre-tax annual compensation cost of approximately $128 thousand for 2006 related to outstanding stock option awards, in accordance with SFAS 123R.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" (Statement 154), which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements". This Statement changes the requirements for and reporting of a change in accounting principle, and all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impractical to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a correspondent adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. This statement does not change the transition provisions of any existing pronouncements. The Company does not believe that the adoption of Statement No. 154 will have a significant impact on its consolidated statement of income or financial condition.

NOTE 2 - CASH AND DUE FROM BANKS

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2005, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Bank maintained balances with the Federal Home Loan Bank and four domestic correspondents as compensation for services they provide to the Bank.

NOTE 3 - INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair values of investments available for sale at December 31, 2005 and 2004 are as follows:

(dollars in thousands)

                                                                    Gross        Gross      Estimated
                                                     Amortized    Unrealized   Unrealized      Fair
December 31, 2005                                       Cost        Gains        Losses       Value
------------------------------------------------     ----------   ----------   ----------   ----------
U. S. Government agency securities                   $   47,652   $        -   $      654   $   46,998
Mortgage backed securities                               17,798            -          558       17,240
Federal Reserve and Federal Home Loan Bank stock          2,230            -            -        2,230
Other equity investments                                  1,380          214           12        1,582
                                                     ----------   ----------   ----------   ----------
                                                     $   69,060   $      214   $    1,224   $   68,050
                                                     ==========   ==========   ==========   ==========

                                                                    Gross        Gross      Estimated
                                                     Amortized    Unrealized   Unrealized      Fair
December 31, 2004                                       Cost        Gains        Losses       Value
------------------------------------------------     ----------   ----------   ----------   ----------
U. S. Government agency securities                   $   34,478   $        -   $      294   $   34,184
Mortgage backed securities                               23,177           77          188       23,066
Federal Reserve and Federal Home Loan Bank stock          1,956            -            -        1,956
Other equity investments                                  4,339          555            2        4,892
                                                     ----------   ----------   ----------   ----------
                                                     $   63,950   $      632   $      484   $   64,098
                                                     ==========   ==========   ==========   ==========

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2005 are as follows:

                                                     Estimated                                Gross
                                                        Fair      Less than    More than    Unrealized
December 31, 2005 (dollars in thousands)               Value      12 months    12 months      Losses
------------------------------------------------     ----------   ----------   ----------   ----------
U. S. Government agency securities                   $   46,998   $      218   $      436   $      654
Mortgage backed securities                               17,240            -          558          558
Federal Reserve and Federal Home Loan Bank stock          2,230            -            -            -
Other equity investments                                  1,582            -            -           12
                                                     ----------   ----------   ----------   ----------
                                                     $   68,050   $      218   $      994   $    1,224
                                                     ==========   ==========   ==========   ==========

All of the bonds above (the debt instruments) are rated AAA. The debt instruments comprise 99% of the unrealized losses and have a weighted average duration of just 1.96 years, low credit risk, and modest loss (approximately 1.8%) when compared to book value. The remaining portion of the unrealized loss (about 1%) represents an unrealized loss on a bank stock owned in the holding company and which is not traded on an exchange. The estimated fair value is determined by broker quotes. The unrealized losses that exist on the debt securities available-for-sale are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for the period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary. In addition to U.S. government agency bonds and mortgage backed securities, the Company, at December 31, 2005, held $3.8 million in equity securities, $1.6 million which were marketable stocks and mutual funds and $2.2 million which were investments in Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stocks which are held for regulatory purposes and are not marketable.

The amortized cost and estimated fair values of investments available-for-sale at December 31, 2005 and 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               2005                             2004
                                                  ------------------------------   ------------------------------
                                                    Amortized        Estimated       Amortized        Estimated
(dollars in thousands)                                 Cost         Fair Value          Cost         Fair Value
                                                  --------------   -------------   --------------   -------------
Amounts maturing:
   One year or less                               $       13,989   $      13,825   $        5,995   $       5,964
   After one year through five years                      28,316          27,908           28,483          28,220
   After five years through ten years                      5,347           5,265                -               -
   Mortgage backed securities                             17,798          17,240           23,177          23,066
   FRB, FHLB and  other equity securities                  3,610           3,812            6,295           6,848
                                                  --------------   -------------  ---------------   -------------
                                                  $       69,060   $      68,050   $       63,950   $      64,098
                                                  ==============   =============   ==============   =============

Realized gains on sales of investment securities were $344 thousand and realized losses on sales of investment securities were $65 thousand in 2005, the realized gains on sales of investment securities were $577 thousand and realized losses on sales of investment securities were $124 thousand in 2004 and the realized gains on sales of investment securities were $334 thousand and realized losses on sales of investment securities were $23 thousand in 2003.

Proceeds from sales and calls of investment securities in 2005 were $12.3million, in 2004 were $56.0 million, and in 2003 were $49.3 million.

At December 31, 2005, $33.7 million (fair value) of securities were pledged as collateral for certain government deposits, and securities sold under agreement to repurchase. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government agency securities, exceeded ten percent of stockholders' equity at December 31, 2005 or 2004.

NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

The Bank makes loans to customers primarily in Montgomery County, Maryland and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at December 31, 2005 and 2004 are summarized by type as follows:

(dollars in thousands)                          2005           2004
                                             -----------    -----------
Commercial                                   $   118,928    $   101,911
Real estate - commercial (1)                     284,667        189,708
Real estate - residential mortgage                 1,130          9,230
Construction - commercial and residential         90,035         62,745
Home equity                                       50,776         49,632
Other consumer                                     3,676          2,283
                                             -----------    -----------
    Total loans                                  549,212        415,509
Less: Allowance for Credit Losses                 (5,985)        (4,240)
                                             -----------    -----------
Loans net                                    $   543,227    $   411,269
                                             ===========    ===========

(1)  Includes loans for land acquisition and development.

Unamortized net deferred fees amounted to $1.2 million and $0.6 million at December 31, 2005 and 2004, respectively of which $195 thousand and $226 thousand respectively at December 31, 2005 and 2004 represented net deferred costs on home equity loans.

As of December 31, 2005 and 2004, the Bank serviced $23.0 million and $16.4 million, respectively, of SBA loans participations which are not reflected as loan balances on the on the Consolidated Balance Sheet.

Activity in the allowance for credit losses for the past three years is shown below.

     (dollars in thousands)             2005       2004       2003
                                      --------   --------   --------
     Balance at beginning of year     $  4,240   $  3,680   $  2,766
     Provision for credit losses         1,843        675      1,175
     Loan charge-offs                     (139)      (292)      (333)
     Loan recoveries                        41        177         72
                                      --------   --------   --------
     Balance at end of year           $  5,985   $  4,240   $  3,680
                                      ========   ========   ========

     Information regarding impaired loans at December 31, 2005 and 2004 is as follows:

     (dollars in thousands)                                               2005       2004
                                                                        --------   --------
     Impaired loans with a valuation allowance                          $    491   $     58
     Impaired loans without a valuation allowance                              -         98
                                                                        --------   --------
       Total impaired loans                                             $    491   $    156
                                                                        ========   ========
     Allowance for credit losses related to impaired loans              $    200   $     31
     Allowance for credit losses related to other than impaired loans      5,785      4,209
                                                                        --------   --------
       Total allowance for credit losses                                $  5,985   $  4,240
                                                                        ========   ========
     Average impaired loans for the year                                $    171   $    879
     Interest income on impaired loans recognized on a cash basis       $      -   $      -

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment include the following at December 31:

     (dollars in thousands)                                               2005       2004
                                                                        --------   --------
     Leasehold improvements                                             $  4,167   $  3,680
     Furniture and equipment                                               5,903      5,268
       Less accumulated depreciation and amortization                     (4,296)    (3,222)
                                                                        --------   --------
     Total premises and equipment, net                                  $  5,774   $  5,726
                                                                        ========   ========

The Company occupies banking and office space in eleven locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 10 years and provide for one or more 5-year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $1,654 thousand in 2005, $1,185 thousand in 2004, and $838 thousand in 2003. At December 31, 2005, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

     (dollars in thousands)

     Years ending December 31:
     2006                                                       $       1,680
     2007                                                               1,924
     2008                                                               1,748
     2009                                                               1,602
     2010                                                               1,655
     Thereafter                                                         4,414
                                                                --------------
         Total minimum lease payments                           $       13,023
                                                                ==============

In February 2004, the Company executed a lease for a new office expected to open in the second quarter of 2006 in Chevy Chase, Montgomery County, Maryland. These amounts are included in the above schedule.

NOTE 6 - DEPOSITS

The following table provides information regarding the Bank's deposit composition at the dates indicated and shows the average rate being paid on the interest bearing deposits in December of each year.

                                            2005                         2004                     2003
                                ----------------------------    ----------------------   ----------------------
                                                   Average                    Average                  Average
(dollars in thousands)             Balance          Rate          Balance       Rate      Balance       Rate
                                -------------    -----------    -----------   --------   ----------   ---------
Noninterest bearing demand      $     165,103              -    $   130,309          -   $   90,468           -
Interest bearing transaction           73,666           0.26%        57,063       0.17%      44,093        0.14%
Savings and money market              142,879           2.88%       126,299       0.99%     104,429        0.94%
Time, $100,000 or more                122,571           3.36%        99,882       2.05%      54,992        1.74%
Other time                             64,674           3.38%        48,734       2.17%      41,532        2.25%
                                -------------                   -----------              ----------
       Total                    $     568,893                   $   462,287              $  335,514
                                =============                   ===========              ==========

The remaining maturity of time deposit of $100,000 or more at December 31, 2005 and 2004 are as follows:

     (dollars in thousands)                            2005          2004
                                                   ------------   -----------
     Three months or less                          $     25,943   $    15,754
     More than three months through six months           33,109        14,715
     More than six months through twelve months          53,217        60,915
     Over twelve months                                  10,302         8,498
                                                   ------------   -----------
        Total                                      $    122,571   $    99,882
                                                   ============   ===========

     Interest expense on deposits for the three years ended December 31, 2005, 2004 and 2003 is as follows:

     (dollars in thousands)             2005          2004          2003
                                    ------------   -----------   -----------
     Interest bearing transaction   $        122   $        72   $        79
     Savings and money market              2,504         1,185         1,161
     Time, $100,000 or more                3,259         1,408           953
     Other time                            1,578         1,090           906
                                    ------------   -----------   -----------
        Total                       $      7,463   $     3,755   $     3,099
                                    ============   ===========   ===========

NOTE 7 - BORROWINGS

Information relating to short-term borrowings is as follows for the years ended December 31. The Company had no long-term borrowings at the dates indicated.

                                                                   2005                   2004                    2003
                                                          ---------------------   ---------------------   ---------------------
(dollars in thousands)                                     Amount       Rate       Amount       Rate       Amount       Rate
                                                          ---------   ---------   ---------   ---------   ---------   ---------
Short-term:
At Year-End:
   Federal funds purchased and securities sold under
    agreement to repurchase                               $  32,139        2.43%  $  23,983        0.50%  $  38,454        0.78%
   Federal Home Loan Bank - current portion                       -           -       6,333        3.73%      4,000        2.79%
                                                          ---------               ---------               ---------
       Total                                              $  32,139               $  30,316               $  42,454
                                                          ---------               ---------               ---------
Average for the Year:
   Federal funds purchased and securities sold under
    agreement to repurchase                               $  29,341        1.19%  $  20,258        0.52%  $  22,146        0.49%
   Federal Home Loan Bank - current portion                   3,964        4.92%      5,271        3.24%      7,979        3.33%

Maximum Month-end Balance:
   Federal funds purchased and securities sold under
    agreement to repurchase                               $  43,485        1.75%  $  34,727        0.44%  $  38,454        0.69%
   Federal Home Loan Bank - current portion                   6,000        3.74%     11,000        3.87%     13,570        3.64%

The Company offers its business customers a repurchase agreement sweep account in which it collateralizes these funds with U. S. Government agency securities segregated in its investment portfolio for this purpose. By entering into the agreement the customer agrees to have the Bank repurchase the designated securities on the business day following the initial transaction in consideration of the payment of interest at the rate prevailing on the day of the transaction.

The Bank has commitments from correspondent banks under which it can purchase up to $42.5 million in federal funds on a combination of unsecured and secured basis. Additionally, the Bank can make collateralized advances from the Federal Home Loan Bank of Atlanta ("FHLB"). Based on collateral at the FHLB at December 31, 2005, the Bank had available borrowings of $63 million against which it had $0 million outstanding. The Company has a line of credit approved for $10 million secured by stock of EagleBank against which it had no borrowings outstanding as of December 31, 2005 and 2004.

NOTE 8 - INCOME TAXES

Federal and state income tax expense consists of the following for the periods ended December 31:

     (dollars in thousands)                            2005       2004       2003
                                                     --------   --------   --------
     Current federal income tax                      $  4,748   $  2,569   $  1,877
     Current state income tax                             933        488        345
                                                     --------   --------   --------
       Total current                                    5,681      3,057      2,222
                                                     --------   --------   --------
     Deferred federal income tax expense (benefit)     (1,075)      (123)      (260)
     Deferred state income tax expense (benefit)         (237)       (28)       (59)
                                                     --------   --------   --------
       Total deferred                                  (1,312)      (151)      (319)
                                                     --------   --------   --------
     Total income tax expense                        $  4,369   $  2,906   $  1,903
                                                     ========   ========   ========

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, is presented below for the years ended December 31:

                                                          2005       2004
                                                        --------   --------
     Deferred tax assets:
     Allowance for credit losses                        $  2,127   $  1,273
     Deferred loan fees and costs                            504        255
     Unrealized loss on securities available for sale        390          -
     Deferred rent                                           108          -
                                                        --------   --------
     Total deferred tax assets                             3,129      1,528
                                                        --------   --------
     Deferred tax liabilities:
     Unrealized gain on securities available for sale          -        (50)
     Excess servicing                                        (65)         -
     Premises and equipment                                 (210)      (376)
                                                        --------   --------
     Total deferred tax liabilities                         (275)      (426)
                                                        --------   --------
     Net deferred income tax account                    $  2,854   $  1,102
                                                        ========   ========

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 follows:

                                                            2005         2004         2003
                                                          --------     --------     --------
Statutory federal income tax rate                            35.00%       34.00%       34.00%
Increase (decrease) due to:
  State income taxes, net of federal income tax benefit       3.80         3.83         4.70
  Tax exempt interest and dividend income                    (2.10)       (1.79)       (1.70)
  Other                                                      (0.03)        0.26         0.20
                                                          --------     --------     --------
Effective tax rates                                          36.67%       36.30%       37.20%
                                                          ========     ========     ========

NOTE 9 - NET INCOME PER COMMON SHARE

The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)     2005       2004       2003
                                                           --------   --------   --------
Basic:
Net income allocable to common stockholders                $  7,544   $  5,087   $  3,215
                                                           --------   --------   --------
Average common shares outstanding                             7,117      7,025      5,112
                                                           --------   --------   --------
Basic net income per share                                 $   1.06   $   0.72   $   0.63
                                                           --------   --------   --------
Diluted:
Net income allocable to common stockholders                $  7,544   $  5,087   $  3,215
                                                           --------   --------   --------
Average common shares outstanding                             7,117      7,025      5,112
Adjustment for stock options                                    441        336        304
                                                           --------   --------   --------
Average common shares outstanding-diluted                     7,558      7,361      5,416
                                                           --------   --------   --------
Diluted net income per share                               $   1.00   $   0.69   $   0.59
                                                           --------   --------   --------

As of December 31, 2005 and 2004, there were no shares and as of December 31, 2003, there were 1,075 shares excluded from the diluted net income per share computation because their effects were anti-dilutive.

NOTE 10 - RELATED PARTY TRANSACTIONS

Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2005 and 2004.

     (dollars in thousands)             2005       2004
                                      --------   --------
     Balance at January 1             $  4,182   $  3,891
     Additions                           7,531      1,903
     Repayments                         (1,883)    (1,612)
                                      --------   --------
     Balance at December 31           $  9,830   $  4,182
                                      ========   ========

NOTE 11  - STOCK OPTION PLAN

The Company maintains the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the periodic granting of incentive and non-qualifying options to selected key employees and members of the Board. Options for not more than 1,142,732, as adjusted for the 1.3 for 1 split paid in February 2005, shares of common stock may be granted under the Plan and the term of such options shall not exceed ten years.

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

Following is a summary of changes in shares under option (split adjusted) for the years indicated:

                                                                      Year Ended December 31,
                                                -------------------------------------------------------------------
                                                        2005                   2004                   2003
                                                ---------------------  ---------------------  ---------------------
                                                            Weighted               Weighted               Weighted
                                                            Average                Average                Average
                                                  Number    Exercise     Number    Exercise     Number    Exercise
     (shares in thousands)                      of Shares    Price     of Shares    Price     of Shares    Price
                                                ---------  ----------  ---------  ----------  ---------  ----------
     Outstanding at beginning of year                 690  $     7.63        632  $     6.14        569  $     5.29
     Granted                                          208       17.42        142       13.88         83       12.09
     Exercised                                       (137)      (8.41)       (81)      (6.30)       (15)      (7.52)
     Cancelled                                         (8)     (12.98)        (3)     (14.73)        (5)      (4.39)
                                                ---------              ---------              ---------
     Outstanding at end of year                       753  $    10.13        690  $     7.63        632  $     6.14
                                                =========              =========              =========
     Shares exercisable as of 12/31/2005              661  $     9.06
     Weighted average fair value of options
      granted during the year                              $     4.94             $     8.85             $     4.76
                                                           ----------             ----------             ----------
     Weighted average remaining contract life              5.5  years
                                                           ----------

                                                          Weighted Average      Weighted
                                                             Remaining          Average
                                                          Contract Life         Exercise
               Range of Exercise Price         Number        (in years)          Price
            ------------------------------  ------------  ------------------   -----------
                    $ 4.26-$8.75                 396,485         3.9           $      5.19
                    $8.76-$13.26                  63,003         4.5                 11.49
                    $13.27-$17.77                234,242         8.5                 14.78
                    $17.78-$23.28                 59,482         5.0                 23.27
                                            ------------                       -----------
                                                 753,212                       $     10.13
                                            ============                       ===========

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2005, 2004 and 2003.

                                         2005           2004          2003
                                       ---------     ----------     ---------
     Dividend yield                         1.63%          0.00%         0.00%
     Expected volatility                   22.94%         35.85%        21.88%
     Risk free interest                     4.27%          4.23%         4.23%
     Expected lives (in years)               6.5             10            10

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula. For years 2005, 2004 and 2003, respectively, the Company recognized $160 thousand, $133 thousand, and $98 thousand, in expense. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Income.

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

Loan commitments outstanding and lines and letters of credit at December 31, 2005 and 2004 are as follows:

     (dollars in thousands)                2005             2004
                                       ------------    ------------
     Loan commitments                  $     59,248    $     57,617
     Unused lines of credit                 146,433         105,590
     Letters of credit                        4,463           3,370

Because most of the Company's business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, and, as such, its performance will be influenced by the economy of the region.

The Bank maintains a reserve for unfunded commitments which amounted to $33 thousand at December 31, 2005 and $12 thousand at December 31, 2004. These amounts are included in other liabilities. Increases and decreases to the reserve are a component of other expenses.

NOTE 14 - LITIGATION

In the normal course of its business, the Company is involved in litigation arising from banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition, operating results or liquidity.

NOTE 15 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and Bank met all capital adequacy requirements to which they are subject.

The actual capital amounts and ratios for the Company and Bank as of December 31, 2005 and 2004 are presented in the table below:

                                                                                                                      To Be Well
                                                                                                                     Capitalized
                                                                                                         For         Under Prompt
                                                       Company                      Bank               Capital        Corrective
                                                -----------------------    -----------------------     Purposes         Action
                                                  Actual                     Actual                    Adequacy      Provisions*
(dollars in thousands)                            Amount       Ratio         Amount       Ratio         Ratio           Ratio
                                                ----------   ----------    ----------   ----------    ----------    --------------
As of December 31, 2005
   Total capital (to risk weighted assets)      $   71,569        12.05%   $   62,583        10.66%          8.0%             10.0%
   Tier 1 capital (to risk weighted assets)         65,584        11.04%       56,617         9.64%          4.0%              6.0%
   Tier 1 capital (to average assets)               65,584         9.94%       56,617         8.71%          3.0%              5.0%

As of December 31, 2004
   Total capital (to risk weighted assets)      $   62,774        13.45%   $   48,588        10.69%          8.0%             10.0%
   Tier 1 capital (to risk weighted assets)         58,436        12.52%       44,364         9.76%          4.0%              6.0%
   Tier 1 capital (to average assets)               58,436        11.98%       44,364         8.45%          3.0%              5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restrict extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2005, the Bank was limited from paying dividends to its parent company by the positive amount of retained earnings it held and the requirement to meet certain capital ratios. The Bank did not pay any dividends in 2004 or 2003.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company discloses fair value information about financial instruments for which it is practicable to estimate the value, whether or not such financial instruments are recognized on the balance sheet. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by quoted market price, if one exists.

Quoted market prices, if available, where available, are shown as estimates of fair value. Because no quoted market prices exist for a portion of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instrument values and should not be considered an indication of the fair value of the Company taken as a whole.

The following methods and assumptions were used to estimate the fair value of each category of financial instrument for which it is practicable to estimate value:

Cash and federal funds sold: For cash and due from banks, and federal funds sold the carrying amount approximates fair value.

Interest bearing deposits with banks: Values are estimated by discounting the future cash flows using the current rates at which similar deposits would be earning.

Investment securities: For these instruments, fair values are based on published market or dealer quotes. Loans held for sale: Values are at the carrying value since such loans are short-term and are carried on a pre-sold basis.

Loans net of unearned interest: For variable rate loans that reprice on a scheduled basis, fair values are based on carrying values. The fair value of the remaining loans are estimated by discounting the estimated future cash flows using the current interest rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term.

Other earning assets represent the carrying value of bank owned life insurance, whose fair value is assumed to be the current cash surrender value.

Noninterest bearing deposits: The fair value of these deposits is the amount payable on demand at the reporting date, since generally accepted accounting standards does not permit an assumption of core deposit value.

Interest bearing deposits: The fair value of interest bearing transaction, savings, and money market deposits with no defined maturity is the amount payable on demand at the reporting date, since generally accepted accounting standards does not permit an assumption of core deposit value.

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

Off-balance sheet items: Management has reviewed the unfunded portion of commitments to extend credit, as well as standby and other letters of credit, and has determined that the fair value of such instruments is equal to the fee, if any, collected and unamortized for the commitment made.

The estimated fair values of the Company's financial instruments at December 31, 2005 and 2004 are as follows:

                                                               2005                        2004
                                                     ------------------------    ------------------------
                                                      Carrying        Fair        Carrying        Fair
     (dollars in thousands)                            Value         Value         Value         Value
     ------------------------------------------      ----------    ----------    ----------    ----------
     ASSETS:
     Cash and due from banks                         $   16,662    $   16,662    $   31,100    $   31,100
     Interest bearing deposits with other banks          11,231        11,231         9,594         9,594
     Federal funds sold                                   6,103         6,103        15,035        15,035
     Investment securities                               68,050        68,050        63,950        64,098
     Loans held for sale                                  2,924         2,924         2,208         2,208
     Loans                                              549,212       520,273       415,509       415,547
     Other earning assets                                11,122        11,122        10,721        10,720

     LIABILITIES:
     Noninterest bearing deposits                       165,103       165,103       130,309       130,309
     Interest bearing deposits                          403,790       402,385       331,978       331,387
     Borrowings                                          32,139        32,139        30,316        30,354

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table reports the unaudited results of operations for each quarter during 2005, 2004 and 2003:

                                                                                     2005
                                                     ---------------------------------------------------------------------
     (dollars in thousands except per share data)    Fourth Quarter     Third Quarter    Second Quarter     First Quarter
                                                     ---------------   ---------------   ---------------   ---------------
     Total interest income                           $        10,606   $         9,758   $         8,652   $         7,710
     Total interest expense                                    2,824             2,242             1,707             1,235
     Net interest income                                       7,782             7,516             6,945             6,475
     Provision for credit losses                                 532               424               470               417
     Net interest income after provision for
      credit losses                                            7,250             7,092             6,475             6,058
     Noninterest income                                          833             1,239               887             1,039
     Noninterest expense                                       4,855             4,729             4,901             4,475
     Net income before income tax expenses                     3,228             3,602             2,461             2,622
     Income tax expense                                        1,163             1,332               905               969
                                                     ---------------   ---------------   ---------------   ---------------
     Net income                                      $         2,065   $         2,270   $         1,556   $         1,653
                                                     ===============   ===============   ===============   ===============
     Income per share
        Basic                                        $          0.29   $          0.32   $          0.22   $          0.23
        Diluted                                                 0.27              0.30              0.21              0.22
     Dividends declared per share                               0.07              0.07              0.07              0.07

                                                                                     2004
                                                     ---------------------------------------------------------------------
                                                     Fourth Quarter     Third Quarter    Second Quarter     First Quarter
                                                     ---------------   ---------------   ---------------   ---------------
     Total interest income                           $         7,057   $         6,146   $         5,616   $         5,376
     Total interest expense                                    1,197             1,115             1,047               969
     Net interest income                                       5,860             5,031             4,569             4,407
     Provision for credit losses                                 218               227                76               154
     Net interest income after provision for
      credit losses                                            5,642             4,804             4,493             4,253
     Noninterest income                                        1,149               697               825             1,082
     Noninterest expense                                       3,866             3,962             3,631             3,493
     Net income before income tax expenses                     2,925             1,539             1,687             1,842
     Income tax expense                                        1,090               539               614               663
                                                     ---------------   ---------------   ---------------   ---------------
     Net income                                      $         1,835   $         1,000   $         1,073   $         1,179
                                                     ===============   ===============   ===============   ===============
     Income per share
        Basic                                        $          0.26   $          0.14   $          0.15   $          0.17
        Diluted                                                 0.24              0.14              0.15              0.16

                                                                                     2003
                                                     ---------------------------------------------------------------------
                                                     Fourth Quarter     Third Quarter    Second Quarter     First Quarter
                                                     ---------------   ---------------   ---------------   ---------------
     Total interest income                           $         5,044   $         4,541   $         4,353   $         4,466
     Total interest expense                                      905               906             1,067             1,075
     Net interest income                                       4,139             3,635             3,286             3,391
     Provision for credit losses                                 445               305               201               224
     Net interest income after provision for
      credit losses                                            3,694             3,330             3,085             3,167
     Noninterest income                                          803               687               573               873
     Noninterest expense                                       3,174             2,804             2,651             2,465
     Net income before income tax expenses                     1,323             1,213             1,007             1,575
     Income tax expense                                          508               435               368               592
                                                     ---------------   ---------------   ---------------   ---------------
     Net income                                      $           815   $           778   $           639   $           983
                                                     ===============   ===============   ===============   ===============
     Income per share
        Basic                                        $          0.11   $          0.10   $          0.16   $          0.26
        Diluted                                                 0.11              0.10              0.14              0.24

Note: Earnings per share are calculated on a quarterly basis and may not be additive to the year-to-date amount. Income per share has been adjusted for a
1.3 for 1 stock split in the form of a 30% stock dividend paid in February 2005.

NOTE 18- PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

     CONDENSED BALANCE SHEETS
     December 31, 2005 and 2004
     (dollars in thousands)

                                                           2005         2004
                                                        ----------   ----------
     ASSETS:
     Cash                                               $      139   $       28
     Cash equivalents                                        4,978        6,843
     Investment securities available for sale                1,582        4,891
     Investment in subsidiary                               56,086       44,190
     Loans                                                   1,716        2,743
     Less:  allowance for credit losses                        (19)         (14)
                                                        ----------   ----------
                                                             1,697        2,729
     Other assets                                              579           33
                                                        ----------   ----------
     TOTAL ASSETS                                       $   65,061   $   58,714
                                                        ==========   ==========
     LIABILITIES:
     Accounts payable                                   $       19   $        5
     Other liabilities                                          78          175
                                                        ----------   ----------
     Total liabilities                                          97          180
                                                        ----------   ----------
     STOCKHOLDERS' EQUITY:
     Common stock                                               72           54
     Additional paid in capital                             48,594       47,014
     Retained earnings                                      16,918       11,368
     Accumulated other comprehensive (loss) income            (620)          98
                                                        ----------   ----------
     Total stockholders' equity                             64,964       58,534
                                                        ----------   ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $   65,061   $   58,714
                                                        ==========   ==========

CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2005, 2004, and 2003
(dollars in thousands)

                                                         2005        2004        2003
                                                       --------    --------    --------
INCOME:
Other interest and dividends                           $    475    $    669    $    384
Gain on sale of investment securities                       332         421           -
                                                       --------    --------    --------
Total income                                                807       1,090         384
                                                       --------    --------    --------
EXPENSES:
Salaries and employee benefits                                -          39          39
Interest expense                                              -          13         180
Legal and professional                                       89          62          39
Directors' fees                                              38          35          18
Other                                                       264         167         183
                                                       --------    --------    --------
 Total expenses                                             391         316         459
                                                       --------    --------    --------
Provision for Credit Losses                                   5           -          14
                                                       --------    --------    --------
  INCOME (LOSS) BEFORE INCOME TAX (EXPENSE) BENEFIT
  AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES        411         774         (89)

INCOME TAX (EXPENSE) BENEFIT                               (123)       (263)         30
                                                       --------    --------    --------
  INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
  INCOME OF SUBSIDIARIES                                    288         511         (59)

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES            7,256       4,576       3,274
                                                       --------    --------    --------
NET INCOME                                             $  7,544    $  5,087    $  3,215
                                                       ========    ========    ========

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands)

                                                                                 2005         2004         2003
                                                                               ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                     $   7,544    $   5,087    $   3,215
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH (USED) PROVIDED BY OPERATING ACTIVITIES:
Provision for credit losses                                                            5            -           14
Gain on sale of investment securities                                               (332)        (421)           -
Equity in undistributed income of subsidiary                                      (7,256)      (4,576)      (3,274)
Tax Benefit on non-qualified options exercise                                        468            -            -
Decrease (increase) in other assets                                                 (546)         135         (135)
(Decrease) increase in other liabilities                                              38         (522)          15
                                                                               ---------    ---------    ---------
Net cash (used in) provided  by operating activities                                 (79)        (297)        (165)
                                                                               ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans                                                   1,027       (1,583)      (1,150)
Purchase of available for sale investment securities                                (178)     (43,632)    (229,374)
Proceeds from maturity and sales of available for sale investment securities       3,340       70,347      199,580
Investment in subsidiary (net)                                                    (5,000)      (5,682)      (7,020)
                                                                               ---------    ---------    ---------
Net cash (used in) provided by investing activities                                 (811)      19,450      (37,964)
                                                                               ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                           1,130          510       29,890
Dividends paid                                                                    (1,994)           -            -
(Repayment of) proceeds from short term borrowings                                     -      (14,363)       9,763
                                                                               ---------    ---------    ---------
Net cash (used in) provided by financing activities                                 (864)     (13,853)      39,653
                                                                               ---------    ---------    ---------
NET (DECREASE) INCREASE IN CASH:                                                  (1,754)       5,300        1,524
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     6,871        1,571           47
                                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $   5,117    $   6,871    $   1,571
                                                                               =========    =========    =========

BUSINESS

         Eagle Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for a newly formed Maryland chartered commercial bank. The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. EagleBank, a Maryland chartered commercial bank which is a member of the Federal Reserve System, the Company's principal operating subsidiary, was chartered as a bank and commenced banking operations on July 20, 1998. The Bank operates from five Montgomery County offices located in Gaithersburg, Rockville, Bethesda and Silver Spring, Maryland and three locations in the District of Columbia, at 20th and K Streets, NW, south of Dupont Circle and near McPherson Square. In February 2004, the Company executed a lease for a new office to be opened in the second quarter of 2006 in Chevy Chase, Montgomery County, Maryland on the District of Columbia line.

         The Bank operates as a community bank alternative to the super-regional financial institutions which dominate EagleBank's primary market area. The cornerstone of the Bank's philosophy is to provide superior, personalized service to its customers. The Bank focuses on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs in a proactive, personalized fashion.

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

         The Bank has developed a loan portfolio consisting primarily of traditional business and real estate secured loans with variable rates and or short maturities, where the cash flow of the borrower/borrower's business is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using both variable rates and fixed rates which adjust in three to five years, with maturities of five to ten years. Consumer loans are made on the traditional installment basis for a variety of purposes. The Bank has developed significant expertise and commitment as a Small Business Administration ("SBA") lender and is one of the largest SBA lenders, in dollar volume, in the Washington metropolitan area. A new noninterest income business was organized in the first quarter of 2005, which provides title and attendant services.

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

         The direct lending activities in which the Bank engages each carries the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in the Bank's primary market area have a significant impact on the Bank's and the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent the Bank makes fixed rate loans, general increases in interest rates will tend to reduce the Bank's spread as the interest rates the Bank must pay for deposits may increase while interest income may be unchanged. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

         The Bank's goals are to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include; carefully enforcing loan policies and procedures, evaluating each borrower's business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon increased credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

         Under certain circumstances, the Bank attempts to further mitigate commercial term loan losses by using loan guarantee programs offered by the SBA. The Bank has been approved for the SBA's preferred lender program ("PLP"). SBA loans made using PLP by the Bank are not subject to SBA pre-approval.

         The composition of the Bank's loan portfolio is heavily commercial real estate, both owner occupied and investment real estate. At December 31, 2005, real estate - commercial, real estate - residential and real estate-construction combined represented 68% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as drops in real estate values, changes in cash flow and general economic conditions. The Bank typically requires a loan to value of 85% or less and minimum cash flow debt service coverage of 1.15x to 1.0. In making real estate - commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years and generally seeks more frequent adjustments.

         The Bank is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 22% of the loan portfolio at December 31, 2005 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, although, may be limited. SBA loans represent 10% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of nonpayment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan; generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans, and the Section 7A lending program in particular, are subject to maximum loan size which may receive SBA guarantees.

         Approximately 10% of the loan portfolio at December 31, 2005 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

         At January 31, 2006, the Bank had a legal lending limit of $9.4 million. Due to legal lending limitations, the Bank has participated portions of credits to other area banks. The Bank has also participated loans to the Company until such time as the Bank could accommodate the participation within its legal limit or the loan could be participated to another lender. The ability of the Company to assist the Bank with these credits has expanded the flexibility and service the Bank can offer its customers. From time to time the Company may make loans for its own portfolio. Such loans, which may be made to accommodate borrowers at the Bank level, may have higher risk characteristics than loans made by the Bank, such as lower priority security interests and or higher loan to value ratios. The Company will generally make such loans only to borrowers in industries where the Company's directors or lending officers have significant expertise, such as real estate development lending. The Company seeks interest rates and overall financial compensation commensurate with the risks involved in the particular loan.

         The Bank originates residential mortgage loans, as a correspondent lender. The loans are registered with one of the designated investors at the time of application with intentions of immediate sale to that investor on a servicing released basis. This activity is managed by utilizing the available pricing, programs and lock periods which produce market gains on the sale of the loan. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. The Bank does not have residential mortgage underwriting abilities on staff and employs the services of contract underwriters approved by the designated investor. Because the loans are originated with investor guidelines, designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods that may vary from 90 days up to one year. In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default repurchase period is approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. In certain instances, the Bank may provide equity loans (second position financing) in combination with residential first mortgage lending for purchase money and refinancing purposes.

         Deposit services include business and personal checking accounts, NOW accounts, tiered savings and money market account and time deposits with varying maturity structures and customer options. A complete individual retirement account ("IRA") program is available. In cooperation with Goldman Sachs Asset Management, the bank has introduced Eagle Asset Management Account, a check writing cash management account that sweeps funds to one of several off-balance sheet investment accounts managed by Goldman Sachs.

         Other services include cash management services such as electronic banking, business sweep accounts, lock box, and account reconciliation services, credit card depository, professional settlement services, including title insurance placement, safety deposit boxes and Automated Clearing House ("ACH") origination. After-hours depositories and ATM service are also available.

         The Bank and Company maintain portfolios of short term investments and investment securities consisting primarily of U.S. Agency bonds and mortgage backed securities, but which also contains equity investments related to Bank regulatory rules. The Company's securities portfolio also consists of equity investments in the form of preferred and common stocks and mutual fund issues. These portfolios provide the following objectives: liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives.

         The Company and Bank have formalized an asset and liability management process and have a standing Committee ("ALCO") consisting primarily of outside directors. The ALCO operates under established policies and practices, which are updated and re-approved annually. A typical Committee meeting includes discussion of current economic conditions and strategies, including interest rate trends and volumes positions, the current balance sheet and earnings position, cash flow estimates, liquidity positions, interest rate risk position (quarterly), review of the investment portfolio of the Bank and the Company, and the approval of investment transactions. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. Government agency securities and high grade municipal securities. High risk investments, derivatives and non traditional investments are prohibited, although the Bank does have investments in structured notes, which are permissible. Investment maturities are limited to seven years, except as specifically approved by the ALCO, and mortgage backed pass through securities with average lives of generally seven years or less.

         Management believes that the market segments which the Bank targets, small to medium sized for profit and not for profit businesses and the consumer base of the Bank's market area demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and personal service that form the basis for the Bank's business development strategies. The Bank provides services from its main office in Bethesda, Maryland, and branches in Gaithersburg, Rockville and Silver Spring. The Bank opened its initial branch in Washington, D.C. in 2001, opened a second branch in May 2004 and a third branch in January 2005. A sixth Montgomery County, Maryland branch in Chevy Chase, Maryland, is expected to open in the second quarter of 2006. The Bank actively seeks additional banking offices consistent with its strategic plan, although there can be no assurance that the Bank will establish any additional offices, or that any branch office will prove to be profitable.

         The Bank's customer base has benefited from the extensive business and personal contacts of its Directors and Executive Officers. To introduce new customers to the Bank, enhanced reliance is expected on proactively designed officer calling programs, newly created advisory board structures and enhanced referral programs.

         The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Bank's marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those attendant to loans to larger companies. The management and director committees of the Bank carefully evaluate all loan applications and attempts to minimize credit risk exposure by use of extensive loan application data, and approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.

RISK FACTORS

         An investment in our common stock involves various risks. The following is a summary of certain risks identified by us as affecting our business. You should carefully consider the risk factors listed below, as well as other cautionary statements made in this Annual Report on Form 10K, and risks and uncertainties which we may identify in our other reports and documents filed with the Securities and Exchange Commission or other public announcements. These risk factors may cause our future earnings to be lower or our financial condition to be less favorable than we expect. In addition, other risks of which we are not aware, which relate to the banking and financial services industries in general, or which we do not believe are material, may cause earnings to be lower, or hurt our future financial condition. You should read this section together with the other information in this Annual Report on Form 10K.

         OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND THE VALUE OF OUR SHARES MAY BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO MAINTAIN OUR HISTORICAL GROWTH RATE.

         Since opening for business in 1998, our asset level has increased rapidly, including 21% increase in 2005. Since 2000, the first full year for which we achieved profitability, our earnings have increased at an average annual rate of 48%, including a 48% increase in 2005 over 2004. We cannot assure you that we will continue to achieve comparable results in future years. As our asset size and earnings increase, it may become more difficult to achieve high rates of increase in assets and earnings. Additionally, it may become more difficult to achieve continued improvements in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced. Declines in the rate of growth of income or assets or deposits, and increases in operating expenses or nonperforming assets may have an adverse impact on the value of the common stock.

         WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE CONTINUED GROWTH.

         We intend to seek further growth in the level of our assets and deposits and the number of our branches, both within our existing footprint and possibly to expand our footprint in the Maryland suburbs of Washington D.C., and in the District of Columbia. We cannot be certain as to our ability to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and our efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock.

         OUR CONCENTRATIONS OF LOANS MAY CREATE A GREATER RISK OF LOAN DEFAULTS AND LOSSES.

         A substantial portion of our loans are secured by real estate in the Washington, D.C. metropolitan area, and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2005, 79% of our portfolio loans were secured by real estate, primarily commercial real estate. Of these loans, $140 million, or 25% of loans, were construction and land development loans. An additional 19% of portfolio loans were commercial and industrial loans which are not secured by real estate. These categories of loans generally have a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property, and as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

         Commercial and commercial real estate and construction loans tend to have larger balances than single family mortgages loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate and construction loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

         OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD BE ADVERSELY AFFECTED IF OUR ALLOWANCE FOR LOAN LOSSES IS NOT SUFFICIENT TO ABSORB ACTUAL LOSSES OR IF WE ARE REQUIRED TO INCREASE OUR ALLOWANCE FOR LOAN LOSSES.

         Historically, we have enjoyed a relatively low level of nonperforming assets and net charge-offs, both in absolute dollars, as a percentage of loans and as compared to many of our peer institutions. As a result of this historical experience, we have incurred relatively lower loan loss provision expenses, which has positively impacted our earnings. However, experience in the banking industry indicates that a portion of our loans will become delinquent, that some of our loans may only be partially repaid or may never be repaid and we may experience other losses for reasons beyond our control. Despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans, (2) the concentration of higher risk loans, such as commercial real estate, construction and commercial and industrial loans, and (3) the relative lack of seasoning of certain of our loans. As a result, there can be no assurance that we will be able to maintain our low levels of nonperforming assets and charge-offs. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

         While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary.

         LACK OF SEASONING OF OUR LOAN PORTFOLIO MAY INCREASE THE RISK OF CREDIT DEFAULTS IN THE FUTURE.

         Due to our rapid growth, a substantial amount of the loans in our portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as "seasoning." A portfolio of older loans will usually behave more predictably than a newer portfolio. As a result, because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

         OUR CONTINUED GROWTH DEPENDS ON OUR ABILITY TO MEET MINIMUM REGULATORY CAPITAL LEVELS. GROWTH AND SHAREHOLDER RETURNS MAY BE ADVERSELY AFFECTED IF SOURCES OF CAPITAL ARE NOT AVAILABLE TO HELP US MEET THEM.

         As we grow, we will have to maintain our regulatory capital levels at or above the required minimum levels. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected, through borrowing, additional issuances of debt or equity securities, or otherwise. If we do not have continued access to sufficient capital, we may be required to reduce or eliminate the dividend paid on our common stock, reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing shareholders.

         THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY COMPETE WITH OTHERS FOR BUSINESS.

         The Suburban Maryland/Washington, D.C. metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is a highly competitive banking market. We compete for loans, deposits, and investment dollars with numerous regional and national banks, online divisions of out-of-market banks, and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than us, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

         TRADING IN THE COMMON STOCK HAS BEEN LIGHT. AS A RESULT, SHAREHOLDERS MAY NOT BE ABLE TO QUICKLY AND EASILY SELL THEIR COMMON STOCK.

         Although our common stock is listed for trading on the NASDAQ Capital Market (formerly known as the NASDAQ Small Cap Market), and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been limited, averaging only approximately 5400 shares per day over the year ended December 31, 2005, and there can be no assurance that a more active and liquid market for the common stock will develop or can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

         DIRECTORS AND OFFICERS OF EAGLE BANCORP OWN APPROXIMATELY 14% OF THE OUTSTANDING COMMON STOCK. DIRECTORS OF EAGLEBANK WHO ARE NOT DIRECTORS OF EAGLE BANCORP OWN ADDITIONAL SHARES. AS A RESULT OF THEIR COMBINED OWNERSHIP, THEY COULD MAKE IT MORE DIFFICULT TO OBTAIN APPROVAL FOR SOME MATTERS SUBMITTED TO SHAREHOLDER VOTE, INCLUDING ACQUISITIONS OF THE COMPANY. THE RESULTS OF THE VOTE MAY BE CONTRARY TO THE DESIRES OR INTERESTS OF THE PUBLIC SHAREHOLDERS.

         Directors and executive officers and their affiliates and directors of EagleBank are believed to own approximately 22% of the currently outstanding common stock, excluding shares which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.

         CHANGES IN INTEREST RATES AND OTHER FACTORS BEYOND OUR CONTROL COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL PERFORMANCE AND RESULTS.

         Our operating income and net income depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest bearing assets and the interest rates we pay on interest bearing deposits and other liabilities. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Board of Governors of the Federal Reserve System.

         We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2005, we would expect that a sudden decrease of 100 basis points in market interest rates could reduce projected net income over a twelve month period by approximately 8%. At December 31, 2005, our cumulative net asset sensitive twelve month gap position was 3% of total assets and as such we expect that the decline in projected net income over a twelve month period resulting from a 100 basis point decrease in rates would be approximately 7%. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our noninterest income, as a result of reduced demand for residential mortgage loans, which we make on a pre-sold basis.

         Adverse changes in the real estate market in our market area could also have an adverse affect on our cost of funds and net interest margin, as we have a large amount of noninterest bearing deposits related to real estate sales and development. While we expect that we would be able to replace the liquidity provided by these deposits, the replacement funds would likely be more costly, negatively impacting earnings.

         Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. At December 31, 2005, 29% of our deposits were noninterest bearing demand deposits.

         Government policy relating to the deposit insurance funds may also adversely affect our results of operations. Under current law and regulation, if the reserve ratio of the Bank Insurance Fund falls below 1.25%, all insured banks will be required to pay deposit insurance premiums. We do not currently pay any deposit insurance premiums. Payment of deposit insurance premiums will have an adverse effect on our earnings. These changes or other legislative or regulatory developments could have a significant negative effect on our net interest income, net income, net interest margin, return on assets and return on equity.

         SUBSTANTIAL REGULATORY LIMITATIONS ON CHANGES OF CONTROL AND ANTI-TAKEOVER PROVISIONS OF MARYLAND LAW MAY MAKE IT MORE DIFFICULT FOR YOU TO RECEIVE A CHANGE IN CONTROL PREMIUM.

         With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be "acting in concert" from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Maryland law. Also, Maryland corporate law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock.

EMPLOYEES

         At December 31, 2005 the Bank employed 145 persons on a full time basis, six of which are executive officers of the Bank. Except for the President of the Company, the Company does not have any employees or officers who are not employees or officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, a 401k plan, life and long term disability insurance, and a stock purchase plan for substantially all full time employees. Additionally, the Company maintains an incentive stock option plan for certain employees of the Company and Bank.

MARKET AREA AND COMPETITION

         The Bank's main office and the headquarters of the Company and the Bank is located at 7815 Woodmont Avenue, Bethesda, Maryland 20814. The Bank has four additional Maryland offices, located at 110 North Washington Street, Rockville, 8677 Georgia Avenue, Silver Spring, 11921 Rockville Pike, Rockville, and 9600 Blackwood Road, Gaithersburg. There are three offices in Washington DC, located at 20th and K Streets, NW, 1228 Connecticut Ave, NW and 1425 K Street, NW.

         The primary service areas of the Bank are Montgomery County, Maryland, and Washington D.C., with a secondary market area of, Prince George's County in Maryland, and Arlington and Fairfax Counties in Virginia. The Washington, D.C. metropolitan area attracts a substantial federal workforce as well as supporting a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants.

         Montgomery County, Maryland with a total population of approximately 922,000 (2004), is a diverse and healthy segment of Maryland's economics. While the State of Maryland boosts a demographic profile superior to the U.S. economy at large, the economy in and around Montgomery County is among the very best in Maryland. According to data from the Maryland Department of Labor, Licensing and Regulation, the number of jobs in the County have increased about 1% per year in the recent past to approximately 450,000 (2004), with an unemployment rate among the lowest in the state at 3.1% (May 2005). A very educated population has contributed to favorable average earnings per worker in Montgomery County of about $51,000 (2004) and average single family home sales prices of $385,000
(2004). According to the 2000 census, approximately 52% of the County's residents hold college or advanced degrees, placing Montgomery County among the most educated in the nation. The area boosts a diverse business climate with strong growth in federal contracting, housing construction and renovation, legal services and financial services. The market for commercial space improved in 2005, with office vacancy rates at about 8% at mid-year. The county is also an incubator for firms engaged in bio-technology and the area is attracting significant venture capital. Transportation congestion remains the biggest threat to future economic development and the quality of life in the area.

         The Washington region has experienced the most rapid growth of any major metropolitan area in the nation over the past three years, aided by increases in the federal budget and federal contracting, according to an October 2005 report by the Montgomery County Department of Economic Development.

         Montgomery County is home to many major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes of Health, National Oceanic and Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission, the Food and Drug Administration and the National Naval Medical Center in Bethesda..

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

         State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital.

         Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available-for-sale" in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a formula which utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory assessment. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required under the BIF fund, although the Bank and other banks are required to pay a premium associated with bonds issued in connection with resolution of the savings and loan crises. When the BIF reserve ratio falls below 1.25% of insured deposits, all insured banks may be required to pay additional premiums under the BIF reserve. The payment of deposit insurance premiums would have an adverse effect on earnings. While changes in the deposit insurance premium have been proposed, which may require the Bank to pay deposit premiums at some level, there can be no assurance as to the final form or timing of such changes, if any, or the impact of any such changes on the Bank.

PROPERTIES

         The main banking office and the executive offices for the Bank and the Company are located at 7815 Woodmont Avenue, Bethesda, Maryland, in a 12,000 square foot, two story masonry structure (plus lower level), with parking. The Company leases the building under a ten year lease plus options which commenced in April 1998. The Silver Spring office of the Bank is located at 8677 Georgia Avenue, Silver Spring, Maryland and consists of 2,794 square feet. The property is currently occupied under a lease option, which expires in June 2008. The Rockville office is located at 110 North Washington Street, Rockville, Maryland, and consists of 2,000 square feet. The property is currently occupied under a five year lease option which expires in April 2008. The K Street branch of the Bank is located at 2001 K Street NW, Washington, D.C. and consists of 4,154 square feet. The property is currently occupied under a ten year lease, which expires in December 2010. The Shady Grove office is located at 9600 Blackwood Road, Rockville, Maryland, and consists of 2,326 square feet. The property is currently occupied under a ten year lease, which expires in January 2012. The Rockville Pike office is located at 11921 Rockville Pike, Rockville, Maryland and consists of 2,183 square feet. The property is currently occupied under a five year lease, which expires in October 2008.The

Dupont Circle office is located at 1228 Connecticut Avenue, NW, Washington, D.C. and consists of 1,738 square feet. The property is currently occupied under a ten year lease, which expires in May 2014. The McPherson Square office is located at 1425 K Street, NW, Washington, D.C. and consists of 5,199 square feet. The property is currently occupied under a ten year lease, which expires in July 2014.

         In January 2002, the Company occupied an office facility in Bethesda at 7758 Woodmont Avenue under a ten year lease with options which expires in October 2016. Additional contiguous space at this location has been leased and was incorporated into the existing lease. The current space consists of 7,906 square feet.

         In June 2004, the Company occupied an additional office facility in Bethesda at 7819 Norfolk Avenue, consisting of 2,820 square feet under a ten year lease with options which expires in May 2018.

         In April 2004, the Company occupied an operations center at 11961 Tech Road, Silver Spring, Maryland, consisting of 9,172 square feet. The property is currently occupied under a seven year lease with options which expires in December 2020.

         In February 2004, the Company entered into a lease for a facility at 11 Wisconsin Circle, Chevy Chase, Maryland, with a planned ninth banking office expected to open in the second quarter of 2006. The facility consists of 4,276 square feet and will be occupied under a ten year lease which expires in May 2016.

         In November 2005, the Company entered into a lease for a facility at 8655 Georgia Avenue, Silver Spring, Maryland, with intention to move its existing Silver Spring office in the third quarter of 2006. The facility consists of approximately 3,635 square feet and will be occupied under a ten year lease which expires in February 2016.

CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         Management assessed the Company's system of internal control over financial reporting as of December 31, 2005. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control - Integrated Framework." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

         The 2005 financial statements have been audited by the independent registered public accounting firm of Stegman & Company ("Stegman"). Personnel from Stegman were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from Stegman accompanies the financial statements. Stegman has also issued an attestation report on management's assessment of the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ Ronald D. Paul           /s/ Michael T. Flynn            /s/ Wilmer Tinley               /s/ James H. Langmead
President and Chief          Executive Vice President of     Senior Vice President and       Executive Vice President and
Executive Officer of the     the Company and President       Chief Financial Officer of      Chief Financial Officer of
Company                      and CEO of EagleBank            the Company                     EagleBank

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Eagle Bancorp, Inc.

         We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Eagle Bancorp, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

         In our opinion, management's assessment that Eagle Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Eagle Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005, and 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Eagle Bancorp, Inc. and our report dated February 28, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stegman & Company


Baltimore, Maryland
February 28, 2006

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included in this report
                  Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2005 and 2004 Consolidated Statements of Income for the years ended
                   December 31, 2005, 2004 and 2003
                  Consolidated Statements of Cash Flows for the years ended
                   December 31, 2005, 2004 and 2003
                  Consolidated Statements of Changes in Stockholders' Equity for
                   the years ended December 31, 2005, 2004 and 2003
                  Notes to the Consolidated Financial Statements

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.       Description of Exhibit
-----------       --------------------------------------------------------------
3.1               Certificate of Incorporation of the Company, as amended (1)
3.2               Bylaws of the Company (2)
10.1              1998 Stock Option Plan (3)
10.2              Employment Agreement between Michael Flynn and the
                   Company, (4)
10.3              Employment Agreement between Thomas D. Murphy and the
                   Bank, (4)
10.4              Employment Agreement between Ronald D. Paul and the
                   Company, (4)
10.5              Director Fee Agreement between Leonard L. Abel and the
                   Company, (4)
10.6              Employment Agreement between Susan G. Riel and the Bank, (4)
10.7              Employment Agreement between Martha F. Tonat and the Bank, (4)
10.8              Employment Agreement between Wilmer L. Tinley and the
                   Bank, (4)
10.9              Employment Agreement between James H. Langmead and the Bank, filed herewith
10.10             Employee Stock Purchase Plan (5)
11                Statement Regarding Computation of Per Share Income
                  Please refer to Note 9 to the consolidated financial
                   statements for the year ended December 31, 2005.
21                Subsidiaries of the Registrant
23                Consent of Stegman & Company
31.1              Certification of Ronald D. Paul
31.2              Certification of Wilmer L. Tinley
31.3              Certification of Michael T. Flynn
31.4              Certification of James H. Langmead
32.1              Certification of Ronald D. Paul
32.2              Certification of Wilmer L. Tinley
32.3              Certification of Michael T. Flynn
32.4              Certification of James H. Langmead

----------
(1) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005.

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

                                     EAGLE BANCORP, INC.

March 13, 2006                       By: /s/ Ronald D. Paul
                                         ---------------------------------------
                                         Ronald D. Paul, President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME               POSITION                             DATE
-------------------------    ----------------------------------   -------------

/s/ Leonard L. Abel          Chairman of the Board of Directors   March 8, 2006
-------------------------
Leonard L. Abel

/s/ Leslie M. Alperstein     Director                             March 8, 2006
-------------------------
Leslie M. Alperstein

/s/ Dudley C. Dworken        Director                             March 8, 2006
-------------------------
Dudley C. Dworken

/s/ Michael T. Flynn         Executive Vice President and         March 8, 2006
-------------------------    Director of the Company and
Michael T. Flynn             President of the Bank

                             Director                             March _, 2006
-------------------------
Eugene F. Ford, Sr.

                             Director                             March _, 2006
-------------------------
Philip N. Margolius

/s/ Ronald D. Paul           President, Director and Principal    March 13, 2006
-------------------------    Executive Officer of the Company
Ronald D. Paul

                             Director                             March _, 2006
-------------------------
Leland M. Weinstein

/s/ Wilmer L. Tinley         Senior Vice President and  Chief     March 8, 2006
-------------------------    Financial Officer of the Company
Wilmer L. Tinley             Principal Financial and Accounting
                             Officer