Form 10-Q
period 2006-03-31
EAGLE BANCORP INC
filed 2006-05-08
CIK 1050441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
( X )          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

                                       OR

(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                    to          .
                                              ------------------    --------


                         Commission File Number 0-25923

                               EAGLE BANCORP, INC
             (Exact name of registrant as specified in its charter)

             Maryland                                            52-2061461
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

     7815 Woodmont Avenue, Bethesda, Maryland                       20814
     (Address of principal executive offices)                     (Zip Code)

                                 (301) 986-1800
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   (x)           No    (  )
                                          -----             ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes____ No (x)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          As of April 25, 2006, the registrant had 7,248,392 shares of
                           Common Stock outstanding.

Item 1 - Financial Statements

EAGLE BANCORP, INC.
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005
(dollars in thousands)

                                                                            March 31,
ASSETS                                                                        2006          December 31,
                                                                           (unaudited)          2005
                                                                           -----------      ------------
Cash and due from banks                                                     $  16,689        $  16,662
Interest bearing deposits with banks and other short term investments           1,718           11,231
Federal funds sold                                                             31,630            6,103
Investment securities available for sale, at fair value                        69,954           68,050
Loans held for sale                                                             3,010            2,924
Loans                                                                         552,375          549,212
Less allowance for credit losses                                               (6,085)          (5,985)
                                                                            ---------        ---------
 Loans, net                                                                   546,290          543,227
Premises and equipment, net                                                     5,852            5,774
Accrued interest, deferred taxes and other assets                              19,423           18,281
                                                                            ---------        ---------
           TOTAL ASSETS                                                     $ 694,566        $ 672,252
                                                                            =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Noninterest bearing demand                                                $ 149,778        $ 165,103
  Interest bearing transaction                                                 66,309           73,666
  Savings and money market                                                    140,697          142,879
  Time, $100,000 or more                                                      140,482          122,571
  Other time                                                                   73,979           64,674
                                                                            ---------        ---------
  Total deposits                                                              571,245          568,893
Customer repurchase agreements
  and federal funds purchased                                                  31,549           32,139
Other short-term borrowings                                                    20,000                -
Other liabilities                                                               4,531            6,256
                                                                            ---------        ---------
  Total liabilities                                                           627,325          607,288
                                                                            ---------        ---------

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; shares authorized 20,000,000, shares
  issued and outstanding 7,233,864 (2006) and 7,184,891 (2005)                     72               72
Additional paid in capital                                                     49,419           48,594
Retained earnings                                                              18,394           16,918
Accumulated other comprehensive (loss)                                           (644)            (620)
                                                                            ---------        ---------
  Total stockholders' equity                                                   67,241           64,964
                                                                            ---------        ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 694,566        $ 672,252
                                                                            =========        =========

EAGLE BANCORP, INC.
Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2006 and 2005 (unaudited) (dollars in thousands, except per share data)

                                                                  2006             2005
INTEREST INCOME                                                 -------          -------
 Interest and fees on loans                                     $10,328          $ 6,997
 Interest and dividends on investment securities                    701              487
 Interest on balances with other banks                                -               42
 Interest on federal funds sold                                     195              184
                                                                -------          -------
   Total interest income                                         11,224            7,710
                                                                -------          -------

INTEREST EXPENSE
 Interest on deposits                                             2,959            1,141
 Interest on customer repurchase agreements and
   federal funds purchased                                          189               33
 Interest on other short-term borrowings                            232               61
                                                                -------          -------
   Total interest expense                                         3,380            1,235
                                                                -------          -------

NET INTEREST INCOME                                               7,844            6,475

PROVISION FOR CREDIT LOSSES                                         115              417
                                                                -------          -------

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES             7,729            6,058
                                                                -------          -------

NONINTEREST INCOME
 Service charges on deposits                                        324              269
 Gain on sale of loans                                              176              495
 Other income                                                       340              275
                                                                -------          -------
  Total noninterest income                                          840            1,039
                                                                -------          -------

NONINTEREST EXPENSE
 Salaries and employee benefits                                   2,974            2,560
 Premises and equipment expenses                                    869              801
 Advertising                                                        119               96
 Outside data processing                                            228              181
 Other expenses                                                   1,033              837
                                                                -------          -------
  Total noninterest expense                                       5,223            4,475
                                                                -------          -------

INCOME BEFORE INCOME TAX EXPENSE                                  3,346            2,622

INCOME TAX EXPENSE                                                1,363              969
                                                                -------          -------

NET INCOME                                                      $ 1,983          $ 1,653
                                                                =======          =======

EARNINGS PER SHARE
 Basic                                                          $  0.27          $  0.23
 Diluted                                                        $  0.26          $  0.22
DIVIDENDS DECLARED PER SHARE                                    $  0.07          $  0.07

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
                      Consolidated Statements of Cash Flows
      For the Three Month Periods Ended March 31, 2006 and 2005 (unaudited)
                             (dollars in thousands)

                                                                               2006               2005
                                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $  1,983           $  1,653
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Provision for credit losses                                                   115                417
    Depreciation and amortization                                                 261                260
    Gains on sale of loans                                                       (176)              (495)
    Origination of loans held for sale                                        (10,838)           (10,661)
    Proceeds from sale of loans held for sale                                  10,928              9,693
    Stock based compensation expense                                              170                  -
    Tax benefit from exercise of non-qualified stock options                      191                 58
Increase in other assets                                                         (921)              (640)
(Decrease) / increase in other liabilities                                     (1,916)                95
                                                                             --------           --------
     Net cash provided (used) by operating activities                            (203)               380
                                                                             --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase / (decrease) in interest bearing deposits with banks
   and other short term investments                                             9,513             (7,910)
 Purchases of available for sale investment securities                         (5,104)            (3,349)
 Proceeds from maturities of available for sale securities                      3,146              1,293
 Net increase in loans                                                         (3,178)           (21,602)
 Bank premises and equipment acquired                                            (339)              (710)
                                                                             --------           --------
     Net cash provided (used) in investing activities                           4,038            (32,278)
                                                                             --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in deposits                                                           2,352             20,623
 (Decrease) / increase in customer repurchase agreements and
  federal funds purchased                                                        (590)            15,515
 Increase / (decrease) in other short-term borrowings                          20,000             (1,000)
 Issuance of common stock                                                         464                382
 Payment of dividends                                                            (507)              (500)
                                                                             --------           --------
     Net cash provided by financing activities                                 21,719             35,020
                                                                             --------           --------

NET INCREASE IN CASH                                                           25,554              3,122

CASH AND DUE FROM BANKS AT BEGINNING OF PERIOD                                 22,765             46,135
                                                                             --------           --------

CASH AND DUE FROM BANKS AT END OF PERIOD                                     $ 48,319           $ 49,257
                                                                             ========           ========

SUPPLEMENTAL CASH FLOWS INFORMATION:
  Interest paid                                                              $  3,136           $  1,180
                                                                             ========           ========
  Income taxes paid                                                          $    100           $    710
                                                                             ========           ========

See notes to consolidated financial statements.

                               EAGLE BANCORP, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                             (dollars in thousands)

                                                                                            Accumulated
                                                             Additional                        Other            Total
                                                 Common         Paid          Retained     Comprehensive     Stockholders'
                                                 Stock       in Capital       Earnings     Income (Loss)       Equity
                                               -----------  -------------   -------------  ---------------   ------------
Balance, January 1, 2006                             $ 72       $ 48,594        $ 16,918           $ (620)      $ 64,964
Comprehensive Income
   Net Income                                                                      1,983                           1,983
   Other comprehensive income:
      Unrealized loss on securities
         available for sale (net of taxes)                                                            (24)           (24)
                                                                                           ------------------------------
    Total Comprehensive Income                                                                        (24)           (24)

   Cash Dividend ($ .07 per share)                                                  (507)                           (507)
Stock based compensation                                             170                                             170
Exercise of options for 54,531 shares
 of common stock                                                     464                                             464
Tax benefit on non-qualified options exercise                        191                                           $ 191
                                               -----------  -------------   -------------  ---------------   ------------
Balance, March  31, 2006                             $ 72       $ 49,419        $ 18,394           $ (644)      $ 67,241
                                               ===========  =============   =============  ===============   ============

Balance, January 1, 2005                             $ 54       $ 47,014        $ 11,368           $   98       $ 58,534
Comprehensive Income
   Net Income                                                                      1,653                           1,653
   Other comprehensive income:
      Unrealized loss on securities
         available for sale (net of taxes)                                                           (487)          (487)
                                                                                           ------------------------------
    Total Comprehensive Income                                         `                             (487)          (487)

Cash Dividend ($ .07 per share)                                       (4)           (496)                           (500)
   1.3 to one stock split in the form
   of a 30% stock dividend                             17            (17)                                              -

   Exercise of options for 41,468 shares
      of common stock                                                382                                             382
   Tax benefit on non-qualified options
      exercise                                                        58                                              58
                                               -----------  -------------   -------------  ---------------   ------------
Balance, March 31, 2005                              $ 71       $ 47,433        $ 12,525           $ (389)      $ 59,640
                                               ===========  =============   =============  ===============   ============

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the three months ended March 31, 2006 and 2005
                                   (unaudited)


1. BASIS OF PRESENTATION

     General - The financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments consisting only of normal recurring accruals that, in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of December 31, 2005 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company's Accounting Policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2006.


2. NATURE OF OPERATIONS

     The Company, through its bank subsidiary, provides domestic financial services primarily in Montgomery County, Maryland and Washington, DC. The primary financial services include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgages and small business loans. A noninterest income business was organized in the first quarter of 2005, which provides title and attendant services.


3. CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold (items with an original maturity of three months or less).


4. INVESTMENT SECURITIES

     Amortized cost and estimated fair value of securities available for sale are summarized as follows: (in thousands)

                                                                     Gross         Gross       Estimated
                                                     Amortized     Unrealized    Unrealized       Fair
MARCH 31, 2006                                         Cost          Gains         Losses         Value
--------------                                     ---------------------------------------------------------

U. S. Government agency securities                      $ 45,445          $   -         $ 702      $ 44,743
Mortgage backed securities                                20,814              -           624        20,190
Federal Reserve and Federal Home Loan Bank stock           3,379              -             -         3,379
Other equity investments                                   1,380            262             -         1,642
                                                   ---------------------------------------------------------
                                                        $ 71,018          $ 262       $ 1,326      $ 69,954
                                                   =========================================================

                                                                     Gross          Gross       Estimated
                                                     Amortized     Unrealized     Unrealized       Fair
DECEMBER 31, 2005                                       Cost          Gains         Losses        Value
-----------------                                  ---------------------------------------------------------

U. S. Government agency securities                      $ 47,652          $   -         $ 654      $ 46,998
Mortgage backed securities                                17,798              -           558        17,240
Federal Reserve and Federal Home Loan Bank stock           2,230              -             -         2,230
Other equity investments                                   1,380            214            12         1,582
                                                   ---------------------------------------------------------
                                                        $ 69,060          $ 214       $ 1,224      $ 68,050
                                                   =========================================================

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of March 31, 2006 are as follows:

                                                     Estimated     Less than      More than       Gross
                                                       Fair        12 months      12 months    Unrealized
MARCH 31, 2006                                         Value                                     Losses
--------------                                     ---------------------------------------------------------
U. S. Government agency securities                      $ 44,743          $ 301         $ 401         $ 702
Mortgage backed securities                                20,190             69           555           624
Federal Reserve and Federal Home Loan Bank stock           3,379              -             -             -
Other equity investments                                   1,642              -             -             -
                                                   ---------------------------------------------------------
                                                        $ 69,954          $ 370         $ 956       $ 1,326
                                                   =========================================================

                                                     Estimated     Less than      More than       Gross
                                                        Fair       12 months      12 months    Unrealized
DECEMBER 31, 2005                                      Value                                     Losses
-----------------                                  ---------------------------------------------------------
U. S. Treasury securities
U. S. Government agency securities                      $ 46,998          $ 218         $ 436         $ 654
Mortgage backed securities                                17,240              -           558           558
Federal Reserve and Federal Home Loan Bank stock           2,230              -             -             -
Other equity investments                                   1,582             12             -            12
                                                   ---------------------------------------------------------
                                                        $ 68,050          $ 230         $ 994       $ 1,224
                                                   =========================================================

The unrealized losses that exist are the result of changes in market interest rates since original purchases. All of the bonds are rated AAA. The weighted average life of debt securities, which comprise 93% of total investment securities is relatively short at 2.3 years. These factors, coupled with the Company's ability and intent to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses are temporary in nature.

5. INCOME TAXES

     The Company employs the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 (SFAS109), "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.


6. EARNINGS PER SHARE

     Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as stock options. As of March 31, 2006 there were 59,250 shares excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.


7. SHARE-BASED COMPENSATION

The Company maintains the 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan provides for the periodic granting of incentive and non-qualifying options to selected key employees and members of the Board. Options for not more than 1,142,732 shares of common stock may be granted under the Plan and the term of such options shall not exceed ten years. Option awards are made with an exercise price equal to the market price of the Company's shares at the date of grant. The option grants generally vest over a period of one to two years.

The Company also maintains the 2004 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, a total of 195,000 shares of common stock, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire no later than the last business day of January in the calendar year following the year in which the grant is made.

The Company believes that such awards better align the interests of its employees with those of its shareholders.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the quarter ended March 31, 2006 and the year ended December 31, 2005. For periods prior to 2006, the Company used the average of the option term and the vesting period to estimate the life of the option. The options granted in the first quarter of 2006 were for 34,099 shares under the ESPP which have a one-year term and vest immediately upon grant, and for 1,500 shares granted under the 1998 Plan.

                                            Quarter ended      Year ended
                                              March 31,        December 31,
                                                2006              2005
                                            -------------------------------
Dividend yield                                     1.42%          1.63%

Expected volatility                               21.83%         22.94%

Weighted average risk free interest rate           4.45%          4.27%

Expected lives (in years)                           1.0            6.5

Following is a summary of changes in shares under option (split adjusted) for the quarter and year indicated:

                                             Quarter ended March     Year ended December
                                                   31, 2006                31, 2005
                                            ----------------------- ------------------------
(shares in thousands)                                   Weighted                 Weighted
                                                         Average     Number      Average
                                             Number     Exercise       of        Exercise
                                            of Shares     Price      Shares       Price
                                            ---------- ------------ ---------  -------------
Outstanding at beginning of period                753       $10.13       690         $7.63
Granted                                            36        19.66       208         17.42
Exercised                                         (55)       (8.51)     (137)        (8.41)
Cancelled / Expired                               (11)      (13.77)       (8)       (12.98)
                                            ----------              ---------
Outstanding at end of period                      723       $10.66       753        $10.13
                                            ==========              =========
Shares exercisable at  period end                 686       $10.07       661         $9.06
                                            ----------              ---------
Non-vested shares                                  37                     92
                                            ----------              ---------
Weighted average fair value of options
   granted during the period                                 $4.34                   $4.94
                                                       ------------            ------------
Weighted average remaining contract life                5.2  years              5.5  years
                                                       ------------            ------------


                                                           Weighted Average     Weighted
                                                              Remaining         Average
                                                          Contract Life (in     Exercise
         Range of Exercise Price               Number           years)           Price
------------------------------------------- ------------- ------------------- -------------
               $ 4.26-$8.75                      365,032           3.7               $5.23
               $8.76-$13.26                       37,683           6.8               10.48
              $13.27-$17.77                      226,572           8.2               14.76
              $17.78-$23.28                       94,152           3.4               21.94
                                            -------------
                                                 723,439                            $10.66
                                            =============                     =============

As of December 31, 2005, there was $128 thousand of total unrecognized compensation cost related to non-vested shares under the 1988 Plan. There was no unrecognized compensation cost under the ESPP. The $128 thousand cost is being amortized ratably over calendar year 2006 based on the remaining vesting period. Through March 31, 2006, $32 thousand has been recognized in compensation cost related to those grants. In February 2006, the Company granted options for 34,099 shares under the ESPP. These awards were vested 100% at grant and the fair value of the awards was expensed in the quarter ended March 31, 2006. This amount was $138 thousand. In February, the Company granted 1,500 shares under the 1998 Plan.

In total, the Company recognized $170 thousand in share based compensation expense for the first quarter of 2006 ($0.02 per share) as compared to $0 compensation expense recognized for the first quarter of 2005, as a new accounting rule under FAS123R was adopted as of January 1, 2006.

Prior to January 1, 2006, share based compensation at the Company was disclosed in a footnote, as pro-forma information, in accordance with generally accepted accounting principles as opposed to recognition within the Statement of Operations. For the first quarter of 2005, the pro-forma share based compensation amount was $432 thousand ($0.06 per share).


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

GENERAL

         Eagle Bancorp, Inc. is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate our primary market area. Our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has five offices serving Montgomery County and three offices in the District of Columbia. The Company expects to open its ninth community banking office in the second quarter 2006 in Chevy Chase, Montgomery County, Maryland. In February 2005, Eagle Land Title, LLC, a Bank subsidiary which performs title and attendant services commenced operations.

         The Company offers a broad range of commercial banking services to our business and professional clients as well as full service consumer banking services to individuals living and/or working in the service area. We emphasize providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near our primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community we serve. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and money market and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. We have developed significant expertise and commitment as an SBA lender, have been designated a Preferred Lender by the Small Business Administration (SBA), and are the leading community bank SBA lenders in the Washington D.C. district.


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

         Three components comprise our allowance for credit losses: a specific allowance, a formula allowance and a nonspecific or environmental factors allowance. Each component is determined based on estimates that can and do change when actual events occur.

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

         The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as requiring specific reserves. Loans identified in the risk rating evaluation as substandard, doubtful and loss, are segregated from non-classified loans. Classified loans are assigned allowance factors based on an impairment analysis. Allowance factors relate to the level of the internal risk rating.

         The nonspecific or environmental factors allowance is an estimate of potential loss of the remaining loans (those not identified as either requiring specific reserves or having classified risk ratings). The loss estimates are based on more global factors, such as delinquency trends, loss history, trends in the volume and size of individual credits, effects of changes in lending policy, the experience and depth of management, national and local economic trends, any concentrations of credit, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The environmental factors allowance captures losses whose impact on the portfolio may have occurred but have yet to be recognized in the formula.

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


RESULTS OF OPERATIONS

         The Company reported net income of $2.0 million for the three months ended March 31, 2006, as compared to net income of $1.7 million for the three months ended March 31, 2005, an increase of 20%. Income per basic share was $0.27 for the three months ended March 31, 2006, as compared to $0.23 same period in 2005. Income per diluted share was $0.26 for the three months ended March 31, 2006, as compared to $0.22 for the same period in 2005.

         The Company had an annualized return on average assets of 1.20% for both the first three months of 2006 and 2005 and an annualized return on average equity of 12.08% for the first three months of 2006, as compared to a return on average equity of 11.32% for the same three months of 2005. The return on equity increase resulted from additional leveraging of the equity position. The ratio of average equity to average assets declined from 10.57% for the first quarter of 2005 to 9.93% for the first quarter of 2006. As discussed below, the capital ratios of the Bank and Company remain above well capitalized levels.

         The increase in net income for the three months ended March 31, 2006 as compared to the same period in 2005, can be attributed substantially to an increase of 21% in net interest income, resulting from an increase of 20% in average earning assets and a modest increase in the net interest margin of three basis points between the comparable periods to 5.01%. The net interest margin increase was due to the increased value of non-interest funding sources during a period of substantial increases in market interest rates. Since March 2005, the Federal Reserve Bank has increased the federal funds target rate by 2.00% to 4.75% in eight interest rate increases of 25 basis points. Since the Company's non-interest funding sources comprise approximately 30% of average earning assets, this effect has been substantial. The value of non-interest sources (defined as the difference between the net interest margin and the net interest spread) increased to 89 basis points for the first quarter of 2006 from 40 basis points for the first quarter of 2005, while the average growth of noninterest sources funding earning assets amounted to $26 million or 17% between the first quarter of 2006 and 2005. While the net interest margin has increased due to the favorable position of noninterest funding sources, the net interest spread (defined as the difference between the yield on earning assets and the cost of interest bearing liabilities) declined for the first quarter of 2006 as compared to the same period in 2005 from 4.58% to 4.12%. While the interest rate on earning assets has risen by 125 basis points for the first quarter of 2006 as compared to 2005, the cost of interest bearing liabilities has increased by 171 basis points, due to the proportion of average time deposits funding average earning assets increasing to 31% for the first quarter of 2006 from 27% for the first quarter of 2005. The Company has acquired these higher levels of average time deposits to fund a portion of its average loan growth in the first quarter of 2006 over 2005. As a result of competitive pressures and growth objectives, the rates paid on interest bearing deposits and interest bearing liabilities may result in a higher cost of funding in future periods, which may not be offset by further increases in interest rates on earning assets. As a result of such potential margin compression, the Company's earnings could be adversely affected.

         Loans, which generally have higher yields than securities and other earning assets, increased from 81% of average earning assets in the first three months of 2005 to 86% of average earning assets for the same period of 2006. Investment securities in the first quarter of 2006 amounted to 11% of average earning assets as compared to 12% for the first three months in 2005. This decline was directly related to average loan growth over the past twelve month period exceeding the growth of average deposit and other funding sources.

         The provision for credit losses was $115 thousand for the first quarter in 2006 as compared to $417 thousand for the same period in 2005. This decrease was attributable to the lower rate of growth in the loan portfolio in the first quarter of 2006 which was 1%, as compared to the first quarter of 2005, which growth was 5%. As discussed in the section on Allowance for Credit Losses, the Company had just $15 thousand of net charge-offs in the first quarter of 2006. This compared to net recoveries on previously charged-off loans of $6 thousand for the first three months of 2005. At March 31, 2006, the allowance for credit losses was $6.1 million or 1.10% of total loans, as compared to $4.7 million or 1.07% of total loans at March 31, 2005 and $6.0 million or 1.09% of total loans at December 31, 2005.

         Noninterest income decreased 19%, to $840 thousand for the first three months of 2006, from $1.0 million in the same period of 2005. The decline was attributed primarily to lower amounts of gains on the sale of SBA loans which amounted to $138 thousand in the first quarter of 2006 as compared to $385 thousand for the same period in 2005. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. EagleBank has been recognized as the leading community bank SBA lender in its marketplace and continued emphasis in this business is anticipated. The decline in gains on the sale of SBA loans was partially offset by an increase in deposit service charges, which amounted to $324 thousand in the initial quarter of 2006, as compared to $269 thousand for the same period in 2005, a 20% increase. These service charge increases are associated primarily with new relationships acquired in the first quarter of 2006. Gains on the sale of residential mortgage loans were $38 thousand for the first quarter of 2006, as compared to $110 thousand for the same period in 2005. The Company is in the process of renewing its efforts to expand residential mortgage lending and associated sale of these assets on a servicing released basis. Other noninterest income increased to $340 thousand in the first quarter of 2006 as compared to $275 thousand for the same quarter in 2005, a 24% increase, due primarily to higher loan prepayment and commitment fees.

         Non-interest expenses were $5.2 million for the first quarter of 2006, as compared to $4.5 million for 2005, a 17% increase. The primary reasons for this increase were increases in staff levels and related personnel cost, director fees, $170 thousand of costs associated with share based compensation under new accounting expensing rules, occupancy cost increases, and higher data processing, licensing, and other professional fees associated with a larger organization. The efficiency ratio, which is a measure of the level of noninterest expenses to revenue, was only slightly higher in the first quarter of 2006 at 60.14%, as compared to 59.56% for the same period in 2005. The company emphasizes the efficiency ratio as a measure of noninterest expense control.

         The combination of increases in net interest income, primarily from increased amounts of average loans in the first quarter of 2006 as compared to 2005, a reduced provision for credit losses due to a lower rate of growth in loans in the first three months of 2006, lower amounts of noninterest income and increases in noninterest expenses, resulted in an improvement in reported income for the first quarter of 2006 versus 2005.


Net Interest Income and Net Interest Margin

         Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources, which factors have been significant in the first quarter of 2006 versus 2005 (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first three months of 2006 was $7.8 million compared to $6.5 million for the first three months of 2005, a 21% increase.

         The table below labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" presents the average balances and rates of the various categories of the Company's assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN (dollars in thousands)

                                                          --------------------------------------------------------------------------
                                                                                 Three Months Ended March 31
                                                          --------------------------------------------------------------------------
                                                                       2006                                   2005
                                                          --------------------------------------------------------------------------
                                                            Average               Average           Average               Average
                                                            Balance   Interest   Yield/Rate         Balance   Interest   Yield/Rate
                                                          ------------------------------------   -----------------------------------
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and
  other short-term investments                               $   3,146    $    30       3.87%       $  7,280    $   42        2.34%
Loans (1)                                                      545,594     10,328       7.68%        429,095     6,997        6.61%
Investment securities available for sale                        67,771        671       4.02%         63,536       487        3.11%
Federal funds sold                                              17,960        195       4.40%         27,380       184        2.73%
                                                          ------------------------               ----------------------
     Total interest earning assets                             634,471     11,224       7.18%        527,291     7,710        5.93%
                                                          ------------------------               ----------------------

Total noninterest earning assets                                42,222                                37,065
Less: allowance for credit losses                                6,029                                 4,375
                                                          -------------                          ------------
     Total noninterest earning assets                           36,193                                32,690
                                                          -------------                          ------------
     TOTAL ASSETS                                            $ 670,664                              $559,981
                                                          =============                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing liabilities:
Interest bearing transaction                                 $  87,419    $    36       0.17%       $ 52,278    $   19        0.15%
Savings and money market                                       119,248      1,142       3.88%        136,155       338        1.01%
Time deposits                                                  194,458      1,781       3.71%        144,617       784        2.20%
Customer repurchase agreements and federal
  funds purchased                                               32,567        189       2.35%         27,754        33        0.48%
Other short-term borrowings                                     14,611        232       6.44%          6,756        61        3.66%
                                                          ------------------------               ----------------------
     Total interest bearing liabilities                        448,303      3,380       3.06%        367,560     1,235        1.35%
                                                          ------------------------               ----------------------

Noninterest bearing liabilities:
Noninterest bearing demand                                     152,344                               130,254
Other liabilities                                                3,390                                 2,959
                                                          -------------                          ------------
     Total noninterest bearing liabilities                     155,734                               133,213

Stockholders' equity                                            66,627                                59,208
                                                          -------------                          ------------
     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY               $ 670,664                              $559,981
                                                          =============                          ============


Net interest income                                                       $ 7,844                               $6,475
                                                                       ===========                           ==========
Net interest spread                                                                     4.12%                                 4.58%
Net interest margin                                                                     5.01%                                 4.98%


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

         During the first three months of 2006, a provision for credit losses was made in the amount of $115 thousand and the allowance for credit losses increased $100 thousand, including the impact of $15 thousand in net charge-offs during the period. The provision for credit losses of $115 thousand in the first three months of 2006 compared to a provision for credit losses of $417 thousand in the first three months of 2005. The lower level of the provision in 2006 is primarily attributable to a slower rate of loan growth in the loan portfolio in the first quarter of 2006.

         At March 31, 2006, the Company had $6.2 million of loans classified as nonaccrual as compared to $491 thousand at December 31, 2005 and $151 thousand at March 31, 2005. The Company had no restructured loans at either, March 31, 2006, December 31, 2005 or March 31, 2005. Significant variation in these amounts may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. The Company had no other real estate owned (OREO) properties at March 31, 2006, December 31, 2005 or March 31, 2005. The balance of impaired loans was $409 thousand at March 31, 2006, with specific reserves against those loans of $260 thousand, compared to $151 thousand at March 31, 2005 with specific reserves of $57 thousand. The significant increase in non-accrual loans in the first quarter of 2006 was due principally to two real estate loans placed on non-accrual status in first quarter, which management has been monitoring closely, believes are well secured and for which no principal loss is anticipated. The allowance for loan losses represented 1.10% of total loans at March 31, 2006 as compared to 1.09% at December 31, 2005. This increase in the ratio of the allowance in the first quarter was due to a slight increase in the environmental factors of the non-specific reserve component related to various factors including potential impacts of higher interest rates on debt service capacity and on real estate values.

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

                                           Three Months Ended
 (dollars in thousands)                         March 31,
                                         -------------------------
                                            2006           2005
                                         -----------     ---------
  Balance at beginning of year             $ 5,985         $ 4,240
  Charge-offs:
      Commercial                                 -               -
      Real estate - commercial                   -               -
      Construction                               -               -
      Home equity                                -               -
      Other consumer                            15               -
                                           -------         -------
 Total                                          15               0
                                           -------         -------

 Recoveries:
      Commercial                                 -               6
      Real estate - commercial                   -               -
      Construction                               -               -
      Home equity                                -               -
      Other consumer                             -               -
                                           -------         -------
 Total                                           -               6
                                           -------         -------
 Net (charge-offs) recoveries                  (15)              6
                                           -------         -------

 Additions charged to operations               115             417
                                           -------         -------
 Balance at end of period                  $ 6,085         $ 4,663
                                           =======         =======

 Annualized ratio of net
 charge-offs during the period to
 average loans outstanding during
 the period                                    .01%           (.01)%
                                           -------         -------


         The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

ALLOCATIONS

                                                                As of March 31,           As of December 31,
(dollars in thousands)                                               2006                       2005
                                                              Amount        % (1)        Amount         % (1)
                                                         ------------------------------------------------------
Commercial                                               $     2,484         22%        $  2,594          22%
Real estate - commercial                                       2,578         53%           2,395          52%
Real estate - residential                                         34          0%              48           0%
Construction - commercial and residential                        664         15%             602          16%
Home equity                                                      182          9%             176           9%
Other consumer                                                    83          1%              84           1%
Unallocated                                                       60                          86
                                                         ------------------------------------------------------
    Total loans                                          $     6,085        100%        $  5,985         100%
                                                         ======================================================

(1) Represents the percent of loans in each category to total loans

Nonperforming Assets

         The Company's nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, restructured loans and other real estate owned, totaled $6.2 million at March 31, 2006 compared to $151 thousand at March 31, 2005. The percentage of nonperforming loans to total loans was 1.12% at March 31, 2006, compared to 0.03% at March 31, 2005.

         The following table shows the amounts of nonperforming assets at the dates indicated.


                                          March 31,           December 31
                                   ------------------------  --------------
 (dollars in thousands)               2006          2005          2005
                                   ----------    ----------  --------------
 Nonaccrual Loans
     Commercial                    $   416       $  151        $  362
     Consumer                          129           -            129
     Real estate                     5,610           -             -
 Accrual loans-past due 90 days
      Commercial                       -             -             -
      Consumer                         -             -             -
      Real estate                      -             -             -
 Restructured loans                    -             -             -
 Real estate owned                     -             -             -
                                   ----------    ----------  --------------
    Total non-performing assets    $ 6,155       $  151        $  491
                                   ==========    ==========  ==============

         As noted above, the Company experienced an increase in the level of nonaccrual loans in the first quarter of 2006 resulting primarily from the addition of two commercial loans, both of which are secured by real estate. The loans were placed on nonaccrual due to past due status, construction cost overruns, and/or delays in completion of the associated projects. The Company continues to monitor these credits. Based upon the Company's review of third party appraisals of the underlying collateral, the addition of supplementary collateral, guarantors, and additional equity contributions, the Company believes it will not incur a principal loss in connection with the resolution of these loans.

         At March 31, 2006, there were an additional $1.1 million of performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories.


Noninterest Income

         Noninterest income consists primarily of deposit account service charges, gains on the sale of SBA and residential mortgage loans, other noninterest loan fees, income from bank owned life insurance ("BOLI") and other service fees. For the three months ended March 31, 2006, noninterest income was $840 thousand. This compared to $1.0 million of noninterest income for the three months ended March 31, 2005, a decline of 19% due primarily to a lower amount of gains on the sale of SBA loans. There were no investment gains or losses in either the first quarter of 2006 or 2005.

         The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $138 thousand for the three months ended March 31, 2006 compared to $385 thousand for the three months ended March 31, 2005. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. EagleBank has been recognized as the leading community bank SBA lender in its marketplace and continued emphasis is anticipated. The Company also originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $38 thousand in the first three months of 2006 compared to $110 thousand in the same period in 2005. The Company is in the process of renewing its efforts to expand residential mortgage lending and associated sale of these assets on a servicing released basis. Income for the three months ended March 31, 2006 was $324 thousand from deposit account service charges, $62 thousand from SBA loan service fees and $97 thousand from BOLI, versus $269 thousand from deposit account service charges, $46 thousand from SBA service fees and $101 thousand from BOLI for the three months ended March 31, 2005. Other noninterest income amounted to $181 thousand for the first three months of 2006, as compared to $127 thousand in the first quarter of 2005. The increase in deposit services was primarily related to new relationships. The increase in other non-interest income was due primarily to loan prepayment and commitment fees.

Noninterest Expense

         Noninterest expense was $5.2 million for the three months ended March 31, 2006 compared to $4.5 million for the three months ended March 31, 2005, an increase of 17%.

         Salaries and benefits were $3.0 million for the first quarter of 2006, as compared to $2.6 million for 2005, a 16% increase. This increase was due to staff additions and related personnel costs, as well as to share based compensation under new accounting expensing rules which commenced January 1, 2006, and which amounted to $170 thousand for the first three months of 2006 as compared to no expense in 2005. Refer to Note 6 above under "Share Based Compensation" for further details on this expense. At March 31, 2006, the Company staff numbered approximately 149, as compared to 130 at March 31, 2005.

         Premises and equipment expenses amounted to $869 thousand for the quarter ended March 31, 2006 versus $801 thousand for the same period in 2005. This increase of 8% was due to a full quarter's operation of a new banking office opened in late January 2005 and to ongoing operating expense increases associated with the Company's facilities, all of which are leased, and to increased equipment costs.

         Advertising costs increased from $96 thousand in the quarter ended March 31, 2005 to $119 thousand in the same period in 2006, the increases associated primarily with increased ongoing product promotions.

         Outside data processing costs were $228 thousand for the initial quarter in 2006, as compared to $181 thousand in 2005, or an increase of 25%. The increase was due to increases in numbers of accounts and services.

         Other expenses, increased from $837 thousand in the first quarter of 2005 to $1.0 million for the three months ended March 31, 2006, or an increase of 22%. The major components of costs in this category include professional fees, including audit and accounting, ATM expenses, telephone, courier, printing, business development, office supplies, charitable contributions, director fees and dues. For the first quarter of 2006, as compared to 2005, the significant increases in this category were primarily director fees and special audit engagement services.


Income Tax Expense

         The Company's ratio of income tax expense to pre-tax income (termed effective tax rate) increased to 40.7% in the first quarter of 2006 as compared to 37.0% for the same period in 2005. This increase was due to the expensing of stock based compensation in the first quarter of 2006, which is non-deductible, and to the use of a 35% marginal federal income tax rate in 2006 as compared to a 34% marginal federal income tax rate in 2005.

FINANCIAL CONDITION

Summary

         At March 31, 2006, assets were $694.6 million, loans were $552.4 million, deposits were $571.2 million and stockholders' equity was $67.2 million. As compared to December 31, 2005, assets grew by $22.3 million (3.3%), loans by $3.1 million (1.0%), deposits by $2.4 million (1.0%) and stockholders' equity by $2.3 million (3.5%).

         The Company paid a cash dividend of $ .07 per share in both the first quarter of 2006 and 2005

Loans

         Loans, net of amortized deferred fees and costs, at March 31, 2006, December 31, 2005 and March 31, 2005 by major category are summarized below:

                                                       As of March 31,             As of December 31,           As of March 31,
(dollars in thousands)                                     2006                        2005                         2005
                                               ---------------------------------------------------------------------------------
                                                    Amount           %          Amount           %           Amount        %
                                               ---------------------------------------------------------------------------------
Commercial                                           $ 120,435        22%      $  118,928          22%      $ 111,055      25%
Real estate mortgage - commercial (1)                  289,377        53%         284,667          52%        209,210      48%
eal estate mortgage - residential                        1,135         0%           1,130           0%          1,366       0%
Construction - commercial and residential               85,167        15%          90,035          16%         63,636      15%
Home equity                                             52,471         9%          50,776           9%         47,360      11%
Other consumer                                           3,790         1%           3,676           1%          4,490       1%
                                               ---------------------------------------------------------------------------------
    Total loans                                        552,375       100%       $ 549,212         100%        437,117     100%
Less: Allowance for Credit Losses                       (6,085)                    (5,985)                     (4,663)
                                               ---------------------------------------------------------------------------------
   Net Loans and Leases                              $ 546,290                  $ 543,227                   $ 432,454
                                               =================================================================================

(1) includes loans for land acquisition and development


Deposits and Other Borrowings

         The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposits from the local market areas surrounding the Bank's offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable and low-cost source of funding.

         For the three months ending March 31, 2006, noninterest bearing deposits declined $15.3 million due to seasonal factors, while interest bearing deposits increased by $17.7 million, primarily due to growth in time deposits.

         Approximately 37% of the Bank's deposits at March 31, 2006 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand, although some exceptions have been made for large deposit transactions. From time to time, when appropriate in order to fund strong loan demand, the Bank accepts certificates of deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line. These deposits amounted to approximately $9 million or 2% of total deposits at March 31, 2006, as compared to approximately $16 million of deposits at March 31, 2005 and approximately $11 million at December 31, 2005. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired.

         At March 31, 2006, the Company had approximately $150 million in noninterest bearing demand deposits, representing 26% of total deposits. This compared to approximately $165 million of these deposits at December 31, 2005, the lower balances due to seasonal declines in commercial deposits. These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

         As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $31.5 million at March 31, 2006 compared to $32.1 million at December 31, 2005. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

         At March 31, 2006, the Company had no outstanding balances under its lines of credit provided by a correspondent bank. The Bank had $20.0 million of FHLB borrowings, as compared to no balances outstanding at December 31, 2005. These advances are secured primarily by a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio. The Bank obtained advances during the first quarter of 2006 to compensate for weaker seasonal flows in core deposits.


Liquidity Management

         Liquidity is a measure of the Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations. The Bank's entire investment securities portfolio is in an available-for-sale status which allows it flexibility to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources. The Company maintains secondary sources of liquidity, which includes a $10 million line of credit with a correspondent bank, against which there were no amounts outstanding at March 31, 2006. Additionally, the Bank can purchase up to $37 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were no borrowings outstanding at March 31, 2006. At March 31, 2006, the Bank was also eligible to take advances from the FHLB up to $79 million based on collateral at the FHLB, of which it had $20 million of advances outstanding at March 31, 2006. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

         The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, customer repurchase agreements and Bank lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Bank Board's Asset Liability Committee has adopted policy guidelines which emphasize the importance of core deposits and their continued growth.

         At March 31, 2006, under the Bank's liquidity formula, it had $208 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.


         The following is a schedule of significant funding commitments at March 31, 2006:

                                                             (in thousands)
Unused lines of credit (consumer)                             $  62,507
Other commitments to extend credit                              157,917
Standby letters of credit                                         4,041
                                                              ---------
         Total                                                $ 224,465
                                                              =========

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

         One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model (simulation analysis) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a "shock test", which assumes a simultaneous change in interest rate up 100 and 200 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, and net income over the next twelve and twenty four month periods and to the market value of equity impact. The Company analysis at March 31, 2006 shows a positive effect on income when interest rates are shocked up 100 and 200 basis points, due to the significant level of variable rate loans. A negative impact occurs if rates were to decline based on the Company's asset sensitive position. Interest rate declines would reduce income on earning assets more than the benefit of reductions in the cost of funds, potentially resulting in net interest margin contraction. The Company concluded in the second quarter of 2005, based on market factors and its recent experience, that larger increases in its retail deposit rate assumptions would likely occur in a rising interest rate environment and modified its model assumptions to reflect more rate sensitivity within the core deposit base. While the impact of higher interest rates continues to be viewed as positive to future net interest income and market values of equity, this assumption change moderated the benefits of such higher interest rates assumptions, as compared to earlier analysis.

         The following table reflects the result of a shock simulation on the March 31, 2006 balances.

                                                                                               Percentage change in
          Change in interest      Percentage change in net        Percentage change in           Market Value of
         rates (basis points)          interest income                net income                 Portfolio Equity
         --------------------     ------------------------        --------------------         ---------------------
                +200                       + 3.0%                         +8.1%                       + .8%
                +100                        +1.5%                         +4.2%                       +1.3%
                  0                          -                              -                          -
                -100                        -2.7%                         -7.5%                       -3.0%
                -200                        -6.5%                        -17.6%                       -7.1%

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

         The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the rate sensitivity of the Company. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At March 31, 2006, the Company had a positive cumulative GAP position of approximately 14% out to three months and a negative cumulative GAP position of -1% out to twelve months, as compared to a three month positive GAP of 9% and a cumulative twelve month positive GAP of 3% at December 31, 2005. The change in the GAP position at March 31, 2006 as compared to December 31, 2005 relates primarily to a change in the mix of deposits toward more time deposits with maturities within 12 months. The current position is within guideline limits established by ALCO.

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

GAP ANALYSIS
MARCH 31, 2006
(dollars in thousand)

                                                                                                   Total Rate    Non-      Total
Repriceable in:                       0-3 mos    4-12 mos   13-36 mos   37-60 mos   over 60 mos    Sensitive   sensitive   Assets
                                    ------------------------------------------------------------------------------------------------
 RATE SENSITIVE ASSETS:
 ----------------------
    Investments and bank deposits      $ 7,541   $  14,445    $ 27,511    $ 14,118     $  6,339    $ 69,954
    Loans (1)                          298,474      60,932     106,097      72,561       17,321     555,385
    Fed funds and other
      short-term investments            33,348           -           -           -            -      33,348
    Other earning assets                     -      11,219           -           -            -      11,219
                                    ------------------------------------------------------------------------
          Total                      $ 339,363   $  86,596    $133,608    $ 86,679     $ 23,660    $669,906    $24,660     $694,566
                                    ------------------------------------------------------------------------
 RATE SENSITIVE LIABILITIES:
 ---------------------------
    Noninterest bearing demand         $ 6,447   $  20,262    $ 36,521    $ 31,017     $ 55,531    $149,778
    Interest bearing transaction        19,892           -      13,262      13,262       19,893      66,309
    Savings and money market           137,795           -         622         415        1,865     140,697
    Time deposits                       34,850     161,576      17,212         823            -     214,461
    Customer repurchase agreements      31,549           -           -           -            -      31,549
    Other short-term borrowings         10,000      10,000           -           -            -      20,000
                                    ------------------------------------------------------------------------
         Total                       $ 240,533   $ 191,838    $ 67,617    $ 45,517     $ 77,289    $622,794    $ 4,531     $627,325
                                    ------------------------------------------------------------------------
 GAP                                  $ 98,830   $(105,242)   $ 65,991    $ 41,162     $(53,629)   $ 47,112
 Cumulative GAP                       $ 98,830   $  (6,412)   $ 59,579    $100,741     $ 47,112

 Cumulative gap as percent
   of total assets                       14.23%      (0.92)%      8.58%      14.50%        6.78%

(1)  Includes loans held for sale


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

Capital

The actual capital amounts and ratios for the Company and Bank as of March 31, 2006 and March 31, 2005 are presented in the table below:

                                                                                                               Well Capitalized
                                                                                                 For Capital      Ratio Under
                                           Company     Company        Bank           Bank         Adequacy     Prompt Corrective
                                           Actual      Actual        Actual         Actual        Purposes     Action Provisions**
     Dollars in thousands                  Amount       Ratio        Amount          Ratio          Ratio            Ratio
                                           ------       -----        ------         ------       -----------   -------------------

     As of March 31, 2006
     Total capital to risk-weighted
      assets                               $73,970      12.4%        $64,853         11.0%          8.00%          10.00%
     Tier 1 capital  to risk-weighted
      assets                               $67,885      11.4%        $58,833         10.0%          4.00%           6.00%
     Tier 1 capital to average assets
      (leverage)                           $67,885      10.1%        $58,833          8.9%          3.00%           5.00%


     As of March 31, 2005
     Total capital to risk-weighted
      assets                               $64,692      13.0%        $51,660         10.7%          8.00%          10.00%
     Tier 1 to risk-weighted assets        $60,029      12.1%        $47,012          9.7%          4.00%           6.00%

     Tier 1 capital to average assets
     (leverage)                            $60,029      10.7%        $47,012          8.7%          3.00%           5.00%

** Applies to Bank only


         Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At March 31, 2006, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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


Item 1A. Risk Factors

         There have been no material changes as of March 31, 2006 in the risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


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


Item 4   Submission of Matters to a Vote of Security Holders     None


Item 5   Other Information                                       None.

         (a) Required 8-K Disclosures                            None

         (b) Changes in Procedures for Director Nominations      None


Item 6    Exhibits

Exhibit No.   Description of Exhibit
-----------   ----------------------
3(a)          Certificate of Incorporation of the Company, as amended (1)
3(b)          Bylaws of the Company (2)
10.1          1998 Stock Option Plan (3)
10.2          Employment Agreement between Michael T. Flynn and the Company (4)
10.3          Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4          Employment Agreement between Ronald D. Paul and the Company (4)
10.5          Director Fee Agreement between Leonard L. Abel and the Company (4)
10.6          Employment Agreement between Susan G. Riel and the Bank (4)
10.7          Employment Agreement between Martha F. Tonat and the Bank (4)
10.8          Employment Agreement between Wilmer L. Tinley and the Bank (4)
10.9          Employee Agreement for James H. Langmead (5)
10.10         Employee Stock Purchase Plan (6)
11            Statement Regarding Computation of Per Share Income
21            Subsidiaries of the Registrant
31.1          Rule 13a-14(a) Certification of Ronald D. Paul
31.2          Rule 13a-14(a) Certification of Wilmer L. Tinley
31.3          Rule 13a-14(a) Certification of Michael T. Flynn
32.1          Section 1350 Certification of Ronald D. Paul

32.2          Section 1350 Certification of Wilmer L. Tinley
32.3          Section 1350 Certification of Michael T. Flynn
32.4          Section 1350 Certification of James H. Langmead
--------------------------------------------------------------------------------

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




                              EAGLE BANCORP, INC.


Date: May 5, 2006             By:  /s/ Ronald D. Paul
                                   --------------------------------------------
                                   Ronald D. Paul, President and CEO



Date: May 5, 2006             By:  /s/ Wilmer L. Tinley
                                   --------------------------------------------
                                   Wilmer L. Tinley, Senior Vice President and
                                    Chief Financial Officer