Form 10-Q
period 2006-06-30
EAGLE BANCORP INC
filed 2006-08-07
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

OR

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

(301) 986-1800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 26, 2006, the registrant had 9,423,503 shares of Common Stock outstanding.

Item 1 — Financial Statements

EAGLE BANCORP, INC.

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(dollars in thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$21,735	$16,662
Interest bearing deposits with banks and other short term investments	12,807	11,231
Federal funds sold	45,654	6,103
Investment securities available for sale, at fair value	78,556	68,050
Loans held for sale	4,526	2,924
Loans	573,028	549,212
Less allowance for credit losses	(6,313)	(5,985)
Loans, net	566,715	543,227
Premises and equipment, net	6,663	5,774
Accrued interest, deferred taxes and other assets	20,751	18,281
TOTAL ASSETS	$757,407	$672,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing demand	$141,636	$165,103
Interest bearing transaction	75,208	73,666
Savings and money market	158,451	142,879
Time, $100,000 or more	162,397	122,571
Other time	86,041	64,674
Total deposits	623,733	568,893
Customer repurchase agreements and federal funds purchased	34,460	32,139
Other short-term borrowings	25,000	—
Other liabilities	5,737	6,256
Total liabilities	688,930	607,288

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares authorized 20,000,000, shares issued and outstanding 7,248,594 (2006) and 7,184,891 (2005)	72	72
Additional paid in capital	49,559	48,594
Retained earnings	19,878	16,918
Accumulated other comprehensive (loss)	(1,032)	(620)
Total stockholders’ equity	68,477	64,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$757,407	$672,252

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

For the Six and Three Month Periods Ended June 30, 2006 and 2005 (unaudited)

(dollars in thousands, except per share data)

	Six months	Six months	Three months	Three months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest Income
Interest and fees on loans	$21,457	$14,859	$11,129	$7,862
Interest and dividends on investment securities	1,475	1,256	774	641
Interest on balances with other banks	25	119	25	77
Interest on federal funds sold	480	128	285	72
Total interest income	23,437	16,362	12,213	8,652

Interest Expense
Interest on deposits	6,683	2,734	3,724	1,593
Interest on customer repurchase agreements and
federal funds purchased	481	103	292	70
Interest on other short-term borrowings	432	105	200	44
Total interest expense	7,596	2,942	4,216	1,707

Net Interest Income	15,841	13,420	7,997	6,945

Provision for Credit Losses	707	887	592	470

Net Interest Income After Provision For Credit Losses	15,134	12,533	7,405	6,475

Noninterest Income
Service charges on deposits	667	592	343	323
Gain on sale of loans	242	642	66	147
Gain on sale of investment securities	156	12	156	12
Other income	620	680	280	405
Total noninterest income	1,685	1,926	845	887

Noninterest Expense
Salaries and employee benefits	5,949	5,234	2,975	2,674
Premises and equipment expenses	1,688	1,617	819	816
Advertising	264	207	145	111
Outside data processing	436	385	208	204
Other expenses	2,048	1,933	1,015	1,096
Total noninterest expense	10,385	9,376	5,162	4,901

Income Before Income Tax Expense	6,434	5,083	3,088	2,461

Income Tax Expense	2,461	1,874	1,098	905

Net Income	$3,973	$3,209	$1,990	$1,556

Earnings Per Share (1)
Basic	$0.42	$0.35	$0.21	$0.17
Diluted	$0.40	$0.33	$0.20	$0.16
Dividends Declared Per Share (1)	$0.11	$0.11	$0.05	$0.05

See notes to consolidated financial statements.

(1)             Adjusted to reflect the 1.3 for 1 stock split in the form of a 30% stock dividend paid on July 5, 2006

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

For the Six Month Periods Ended June 30, 2006 and 2005 (unaudited)

(dollars in thousands)

	2006	2005
Cash Flows From Operating Activities:
Net income	$3,973	$3,209
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	707	887
Depreciation and amortization	394	522
Gains on sale of loans	(242)	(642)
Origination of loans held for sale	(23,868)	(17,983)
Proceeds from sale of loans held for sale	22,508	17,187
Gain on sale of investment securities	(156)	(12)
Stock based compensation expense	204	—
Increase in other assets	(2,882)	(1,152)
Decrease in other liabilities	(519)	(339)
Net cash provided by operating activities	119	1,677

Cash Flows From Investing Activities:
Increase in interest bearing deposits with other banks	(1,576)	(1,095)
Purchases of available for sale investment securities	(19,975)	(13,029)
Proceeds from maturities of available for sale securities	9,115	2,786
Proceeds from sale / called of available for sale securities	510	3,000
Net increase in loans	(24,195)	(66,232)
Bank premises and equipment acquired	(1,283)	(758)
Net cash used in investing activities	(37,404)	(75,328)

Cash Flows From Financing Activities:
Increase in deposits	54,840	54,153
Increase in customer repurchase agreements and federal funds purchased	2,321	2,369
Increase / (decrease) in other short-term borrowings	25,000	(2,000)
Issuance of common stock	570	512
Tax benefit from exercise of non-qualified stock options	191	58
Payment of dividends	(1,013)	(997)
Net cash provided by financing activities	81,909	54,095

Net Increase (Decrease) In Cash	44,624	(19,556)

Cash And Due From Banks At Beginning of Period	22,765	46,135

Cash and Due from Banks At End Of Period	$67,389	$26,579

Supplemental cash flows information:
Interest paid	$6,974	$2,709
Income taxes paid	$2,000	$2,410
Non-cash Investing Activities
Transfers from loans to other real estate owned	$257	$—

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(dollars in thousands)

	Common	Additional Paid	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Stock	in Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2006	$72	$48,594	$16,918	$(620)	$64,964
Comprehensive Income
Net Income			3,973		3,973
Other comprehensive income:
Unrealized loss on securities available for sale (net of taxes)				(318)	(318)
Less: reclassification adjustment for gains net of taxes of $62 included in net income				(94)	(94)
Total Comprehensive Income				(412)	3,561

Cash Dividend ($.11 per share)			(1,013)		(1,013)
Stock based compensation		204	204
Exercise of options for 63,703 shares of common stock		570			570
Tax benefit on non-qualified options exercise		191			191
Balance, June 30, 2006	$72	$49,559	$19,878	$(1,032)	$68,477

Balance, January 1, 2005	$54	$47,014	$11,368	$98	$58,534
Comprehensive Income
Net Income			3,209		3,209
Other comprehensive income:
Unrealized loss on securities available for sale (net of taxes)				(196)	(196)
Less: reclassification adjustment for gains net of taxes of $5 included in net income				(7)	(7)
Total Comprehensive Income				(203)	3,006

Cash Dividend ($.11 per share)			(993)		(993)
1.3 to one stock split in the form of a 30% stock dividend	17	(17)			—
Cash paid in lieu of fractional shares		(4)			(4)
Exercise of options for 48,214 shares of common stock		454			454
Tax benefit on non-qualified options exercise		58			58
Balance, June 30, 2005	$71	$47,505	$13,584	$(105)	$61,055

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and six months ended June 30, 2006 and 2005 (unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Eagle Bancorp, Inc. (the “Company”) included herein are unaudited; however, they reflect all adjustments, consisting only of normal recurring accruals, that in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of December 31, 2005 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2006.

2. NATURE OF OPERATIONS

The Company, through its bank subsidiary, provides domestic financial services primarily in Montgomery County, Maryland and Washington, DC. The primary financial services include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgages and small business loans. A noninterest income business was organized in the first quarter of 2005, which provides limited title and attendant services.  The Company announced in late June 2006, that it was forming Eagle Commercial Ventures, LLC as a direct subsidiary to provide subordinate financing for the acquisition, development and construction of real estate projects, whose primary financing would be done by EagleBank.

3. CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold.

4. INVESTMENT SECURITIES

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

(in thousands)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2006	Cost	Gains	Losses	Value

U. S. Government agency securities	$50,346	$—	$945	$49,401
Mortgage backed securities	24,902	—	903	23,999
Federal Reserve and Federal Home Loan Bank stock	3,604	—	—	3,604
Other equity investments	1,421	131	—	1,552
	$80,273	$131	$1,848	$78,556

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

U. S. Government agency securities	$47,652	$—	$654	$46,998
Mortgage backed securities	17,798	—	558	17,240
Federal Reserve and Federal Home Loan Bank stock	2,230	—	—	2,230
Other equity investments	1,380	214	12	1,582
	$69,060	$214	$1,224	$68,050

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of June 30, 2006 are as follows:

(in thousands)	Estimated			Gross
	Fair	Less than	More than	Unrealized
June 30, 2006	Value	12 months	12 months	Losses

U. S. Government agency securities	$49,401	$496	$449	$945
Mortgage backed securities	23,999	253	650	903
Federal Reserve and Federal Home Loan Bank stock	3,604	—	—	—
Other equity investments	1,552	—	—	—
	$78,556	$749	$1,099	$1,848

	Estimated			Gross
	Fair	Less than	More than	Unrealized
December 31, 2005	Value	12 months	12 months	Losses
U. S. Government agency securities	$46,998	$218	$436	$654
Mortgage backed securities	17,240	—	558	558
Federal Reserve and Federal Home Loan Bank stock	2,230	—	—	—
Other equity investments	1,582	12	—	12
	$68,050	$230	$994	$1,224

The unrealized losses that exist are the result of changes in market interest rates since original purchases.  All of the bonds are rated AAA. The weighted average life of debt securities, which comprise 93% of total investment securities, is relatively short at 2.3 years. These factors, coupled with the Company’s ability and intent to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses are temporary in nature.

5. INCOME TAXES

The Company employs the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 (SFAS109), “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.

6. EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as stock options. As of June 30, 2006 there were no shares excluded from the diluted net income per share computation.

Earnings per share for all periods presented have been adjusted for a 1.3 to 1 stock split in the form of a 30% stock dividend paid on July 5, 2006.

7. SHARE-BASED COMPENSATION

The Company maintains the 1998 Stock Option Plan (“1998 Plan”). However, upon adoption of the 2006 Stock Plan at the 2006 Annual Meeting of Shareholders (see below) no further options will be granted under the 1998 Plan. The 1998 Plan provided for the periodic granting of incentive and non-qualifying options to selected key employees and members of the Board. Option awards were made with an exercise price equal to the market price of the Company’s shares at the date of grant. The option grants generally vested over a period of one to two years.

The Company adopted the 2006 Stock Plan (“2006 Plan”) upon approval by shareholders at the 2006 Annual Meeting held on May 25, 2006. The Plan provides for the issuance of awards of incentive options, nonqualifying options, restricted stock and stock appreciation rights with respect to up to 650,000 shares (as adjusted for the 1.3 to 1 stock split paid on July 5, 2006). The purpose of the 2006 Plan is to advance the interests of the Company by providing directors and selected employees of the Bank, the Company, and their affiliates with the opportunity to acquire shares of common stock, through awards of options, restricted stock and stock appreciation rights. No grants were made under the 2006 Plan through June 30, 2006.

The Company also maintains the 2004 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, a total of 253,500 shares (as adjusted for the 1.3 to 1 stock split paid on July 5, 2006) of common stock, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire no later than the last business day of January in the calendar year following the year in which the grant is made.

The Company believes that awards under all plans better align the interests of its employees with those of its shareholders.

For periods prior to 2006, the Company used the average of the option term and the vesting period to estimate the life of the option.

The options granted in the first quarter of 2006 were for 34,099 shares under the ESPP which have a one-year term and vested immediately upon grant, and for 1,500 shares granted under the 1998 Plan which vest over a two year period.

No awards were granted under any plan during the second quarter of 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the six months ended June 30, 2006 and the year ended December 31, 2005.

	Six Months ended June 30, 2006	Year ended December 31, 2005
Dividend yield	1.42%	1.63%
Expected volatility	21.83%	22.94%
Weighted average risk free interest rate	4.45%	4.27%
Expected lives (in years)	.63	6.5

Following is a summary of changes in shares under option (not split adjusted) for the periods indicated:

	Six Months ended June 30, 2006		Year ended December 31, 2005
(shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	753	$10.13	690	$7.63
Granted	36	19.66	208	17.42
Exercised	(63)	(8.95)	(137)	(8.41)
Cancelled / Expired	(13)	(15.34)	(8)	(12.98)
Outstanding at end of period	712	$10.61	753	$10.13
Shares exercisable at period end	675	$10.02	661	$9.06
Non-vested shares	37		92
Weighted average fair value of options
Granted during the period		$3.94		$4.94
Weighted average remaining contract life		5.0 years		5.5 years

Range of Exercise Price	Number	Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price
$4.26-$8.75	361,262	3.4	$5.20
$8.76-$13.26	36,383	6.6	10.47
$13.27-$17.77	222,672	8.0	14.75
$17.78-$23.28	91,435	3.1	21.94
	711,752		$10.61

As of December 31, 2005, there was approximately $134 thousand of total unrecognized compensation cost related to non-vested shares under the 1998 Plan. There was no unrecognized compensation cost under the ESPP. The $134 thousand cost is being amortized ratably over calendar year 2006 based on the remaining vesting period. Through June 30, 2006, $70 thousand has been recognized in compensation cost related to those grants. In February 2006, the Company granted options for 34,099 shares under the ESPP. These awards were vested 100% at grant and the fair value of the awards was expensed in the quarter ended March 31, 2006.

This amount was $134 thousand. In late February 2006, the Company granted 1,500 shares under the 1998 Plan, whose fair value of $8 thousand is being amortized ratably over 2 years.

In total, the Company recognized $34 thousand ($0.00 per share) and $204 thousand ($0.02 per share) respectively in share based compensation expense for the three and six months ended June 30, 2006 as compared to no compensation expense recognized for the three and six months ended June 30, 2005, as  FAS123R was adopted as of January 1, 2006.

Prior to January 1, 2006, share based compensation at the Company was disclosed in a footnote, as `pro-forma information, in accordance with generally accepted accounting principles as opposed to recognition within the Statement of Operations. For the three and six months ended June 30, 2005, the pro-forma share based compensation amounts were $81 thousand ($0.01 per share) and $513 thousand ($0.06 per share).

The estimated intrinsic value of outstanding and exercisable options at June 30, 2006 is $10.6 million and $10.0 million, respectively.

8. NEW ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not presently have any derivative instruments and believe this new accounting standard will have no impact on its financial condition or results of operation.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is evaluating the impact, if any, of the adoption of this Statement on its financial results.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward looking statements can be identified by use of such words as “may”, “will”, “anticipate”, “believes”, “expects”, “plans”, “estimates”, “potential”, “continue”, “should”, and similar words or phases.  These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

GENERAL

Eagle Bancorp, Inc. is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate our primary market area. Our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has six offices serving Montgomery County and three offices in the District of Columbia. The Company opened its ninth community banking office in the second quarter 2006 in Chevy Chase, Montgomery County, Maryland. In February 2005, Eagle Land Title, LLC, a Bank subsidiary which performs title and attendant services commenced operations.  In July 2006, the Company formed Eagle Commercial Ventures, LLC as a direct subsidiary to provide subordinate financing for the acquisition, development and construction of real estate projects, who’s primary financing would be done by EagleBank. Initially capitalized at $10,000, Eagle Commercial Ventures, LLC will receive additional capital contributions from the Company or through draws on the Company’s line of credit with a correspondent bank, as appropriate projects are identified.

The Company offers a broad range of commercial banking services to our business and professional clients as well as full service consumer banking services to individuals living and/or working in the service area. We emphasize providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near our primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community we serve. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. We have developed significant expertise and commitment as an SBA lender, have been designated a Preferred Lender by the Small Business Administration (SBA), and are the leading community bank SBA lender in the Washington D.C. district.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The allowance for credit losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (a) Statement on Financial Accounting Standards (“SFAS”) 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and are estimable and (b) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, can be determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.

Three components comprise our allowance for credit losses: a specific allowance, a formula allowance and a nonspecific or environmental factors allowance. Each component is determined based on estimates that can and do change when actual events occur.

The specific allowance allocates an allowance to identified loans. A loan for which reserves are individually allocated may show deficiencies in the borrower’s overall financial condition, payment record, support available from financial guarantors and or the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company’s assessment of the loss that may be associated with the individual loan.

The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as requiring specific reserves. Loans identified in the risk rating evaluation as substandard, doubtful and loss, are segregated from non-classified loans.  Classified loans are assigned allowance factors based on an impairment analysis. Allowance factors relate to the level of the internal risk rating with loans exhibiting higher risk ratings receiving a higher allowance factor.

The nonspecific or environmental factors allowance is an estimate of potential loss associated with the remaining loans (those not identified as either requiring specific reserves or having classified risk ratings). The loss estimates are based on more global factors, such as delinquency trends, loss history, trends in the volume and size of individual credits, effects of changes in lending policy, the experience and depth of management, national and local economic trends, any concentrations of credit risk, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The environmental factors allowance captures losses whose impact on the portfolio may have occurred but have yet to be recognized in the other allowance factors.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including, in connection with the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors on the formula allowance and nonspecific or environmental allowance components of the allowance. The establishment of allowance factors is a continuing evaluation, based on management’s ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors have a direct impact on the amount of the provision, and a related, after tax effect on net income. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.  Alternatively, errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance being in excess of amounts necessary to cover losses in the portfolio, and may result in lower provisioning in the future. For additional information regarding the allowance for credit losses, refer to the discussion under the caption “Allowance for Credit Losses” below.

Beginning in January 2006, the Company adopted the provisions of Statement on Financial Accounting Standards (“SFAS”) 123R, which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock, performance based shares and the like.  This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company’s practice is to utilize reasonable and supportable assumptions which are reviewed with the appropriate Board Committee.

RESULTS OF OPERATIONS

Summary

The Company reported net income of $4.0 million for the six months ended June 30, 2006, as compared to net income of $3.2 million for the six months ended June 30, 2005, an increase of 24%. Income per basic share was $0.42 for the six month period ended June 30, 2006, as compared to $0.35 for the same period in 2005. Income per diluted share was $0.40 for the six months ended June 30, 2006, as compared to $0.33 for the same period in 2005.

For the three months ended June 30, 2006, the Company reported net income of $2.0 million as compared to $1.6 million for the same period in 2005, an increase of 28%. Income per basic share was $0.21 and $0.20 per diluted share for the three months ended June 30, 2006, as compared to $0.17 per basic and $0.16 diluted share for the same period in 2005.

Earnings per share for the three and six months ended June 30, 2006 have been adjusted to reflect a 1.3 for one stock split in the form of a 30% stock dividend paid on July 5, 2006

The Company had an annualized return on average assets of 1.17% and an annualized return on average equity of 11.91% for the first six months of 2006, as compared to returns on average assets and average equity of 1.12% and 10.83%, respectively, for the same six months of 2005.

For the three months ended June 30, 2006, the Company had an annualized return on average assets of 1.13% and an annualized return on average equity of 11.73%.

The increase in net income for the six months ended June 30, 2006 as compared to the same period in 2005 can be attributed substantially to an increase of 18% in net interest income, resulting from an increase of 20% in average earning assets and a decline in the net interest margin of 8 basis points. Since June 2004, the Federal Reserve Bank has increased the federal funds target rate by 425 basis points to 5.25% in seventeen interest rate increases of 25 basis points each.  Through the year ended December 2005, the impact of these interest rate increases was to contribute to gains in the Company’s net interest margin as the higher interest rates impacted asset yields more than the higher interest rates impacted funding costs. For the six months ended June 30, 2006, the Company has experienced a slight decline in its net interest margin as the funding mix has shifted to more interest bearing deposits and borrowed funds. For the six months ended June 30, 2006, average interest bearing liabilities funding average earning assets increased to 72% as compared to 70% for the first six months of 2005.  Additionally, while the average rate on earning assets for the six month period ended June 30, 2006 as compared to 2005 has risen by 119 basis points from 6.08% to 7.27%, the cost of interest bearing liabilities has increased by 172 basis points from 1.57% to 3.29%, resulting in a decline in the net interest spread from 4.51% for the six months ended June 30, 2005 to 3.98% for the six months ended June 30, 2006. The 8 point decline in the net interest margin has been less than the decline in the net interest spread as the Company continues to benefit from a significant amount of average noninterest bearing funding sources. For the six months ended June 30, 2006, average noninterest sources funding earning assets has been $185 million as compared to $164 million for the same period in 2005. The combination of higher levels of market interest rates and the increase in noninterest funding sources has resulted in an increase in the value of noninterest sources funding earning assets from 48 basis points for the first six months in 2005 to 93 basis points for the six months ended June 30, 2006.

As a result of competitive pressures, rates paid on deposits, which have been increasing to meet funding needs may continue to have increases in future periods, which may not be offset by further increases in interest rates on earning assets. As a result of such potential margin compression, the Company’s earnings could be adversely impacted.

Loans, which generally have higher yields than securities and other earning assets, increased from 82% of average earning assets in the first six months of 2005 to 86% of average earning assets for the same period of 2006.

Investment securities for the first six months of 2006 amounted to 11% of average earning assets as compared to 13% for the first six months in 2005. This decline was directly related to average loan growth over the past twelve month period exceeding the growth of average deposit and other funding sources.

The provision for credit losses was $707 thousand for the first six months in 2006 as compared to $887 thousand for the same period in 2005. This decrease was largely attributable to slower growth in the loan portfolio in the first six months of 2006, as compared to 2005. As discussed in the section on Allowance for Credit Losses, the Company had $379 thousand of net credit losses in the first six months of 2006. This compared to net recoveries of $28 thousand for the first six months of 2005. At June 30, 2006, the allowance for credit losses was $6.3 million or 1.10% of total loans, as compared to $5.2 million or 1.07% of total loans at June 30, 2005 and $6.0 million or 1.09% of total loans at December 31, 2005. The provision for credit losses was $592 thousand for the three months ended June 30, 2006 as compared to $470 thousand for the same period in 2005, the increase being attributable to a higher level of net credit losses in 2006.

Total noninterest income was $1.7 million for the first six months of 2006 as compared to $1.9 million for the same period in 2005, a decline of 13%. Excluding investment securities gains of $156 thousand for the first six months in 2006 and $12 thousand for the same period in 2005, noninterest income declined by 20%.  This decline was due primarily to lower amounts of gains on the sale of SBA loans which amounted to $169 thousand for the first six months in 2006 versus $517 thousand for 2005. For the three months ended June 30, 2006, total noninterest income was $845 thousand as compared to $887 thousand for the same period in 2005. Excluding investment securities gains of $156 thousand for the three months ended June 30, 2006 and $12 thousand for the three months ended June 30, 2005, noninterest income declined by 21% for the second quarter of 2006 as compared to the second quarter of 2005. This decline was due substantially to the decline in income from the sale of SBA loans.

Noninterest expenses increased from $9.4 million in the first six months of 2005 to $10.4 million for the first six months of 2006, an increase of 11%. The increase was attributable primarily to increases in staff levels, and related personnel cost increases, increased occupancy costs, due in part to new banking offices, and to higher marketing, data processing costs and professional fees associated with a larger organization. In spite of higher amounts of noninterest expenses, the Company’s stronger growth in revenue as compared to noninterest expenses resulted in the efficiency ratio improving in the first six months of 2006 to 59.25% as compared to 61.10% for the first six months in 2005.  For the three months ended June 30, 2006, total noninterest expenses were $5.2 million, as compared to $4.9 million for the same period in 2005, an increase of 5%. This increase was due to the same factors mentioned above which affected the increase for the six month period.

The combination of increases in net interest income from increased volumes offset somewhat by a slightly lower net interest margin, lower levels of noninterest income, a slight decrease in the provision for credit losses due to lesser growth, and increases in noninterest expenses, resulted in improvement in net income for the first six months of 2006 versus 2005 of 24%.

The Company had an annualized return on average assets of 1.17% for the first six months of 2006 as compared to 1.12% for the first six months of 2005 and an annualized return on average equity of 11.91% for the first six months of 2006, as compared to a return on average equity of 10.83% for the same six months of 2005. The return on equity increase resulted in part from additional leveraging of the equity position. The ratio of average equity to average assets declined from 10.37% for the first six of 2005 to 9.79% for the first six months of 2006. As discussed below, the capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities.  The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources, which factors have been significant in the first six months of 2006 versus 2005 (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first six months of 2006 was $15.8 million compared to $13.4 million for the first six months of 2005, an 18% increase. For the three months ended June 30, 2006, net interest income was $8.0 million as compared to $6.9 million for the same period in 2005, a 15% increase.

The table below labeled “Average Balances, Interest Yields and Rates and Net Interest Margin” presents the average balances and rates of the various categories of the Company’s assets and liabilities. Included in the table is a measurement of interest rate spread and margin.  Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN
(dollars in thousands)

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,394	$73	6.15%	$18,576	$308	3.34%
Loans (1)	556,996	21,457	7.77%	446,026	14,859	6.72%
Investment securities available for sale	70,373	1,427	4.09%	68,439	1,067	3.14%
Federal funds sold	20,343	480	4.76%	9,739	128	2.65%
Total interest earning assets	650,106	23,437	7.27%	542,780	16,362	6.08%

Total noninterest earning assets	43,289			37,925
Less: allowance for credit losses	6,111			4,596
Total noninterest earning assets	37,178			33,329
TOTAL ASSETS	$687,284			$576,109

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest bearing liabilities:
Interest bearing demand	$50,211	$86	0.35%	$55,427	$41	0.15%
Savings and money market	156,279	2,359	3.04%	133,215	803	1.22%
Time deposits	212,501	4,243	4.03%	155,958	1,890	2.44%
Customer repurchase agreements and federal funds purchased	31,193	481	3.11%	28,527	88	0.62%
Other short-term borrowings	14,709	427	5.85%	5,442	120	4.45%
Total interest bearing liabilities	464,893	7,596	3.29%	378,569	2,942	1.57%

Noninterest bearing liabilities:
Noninterest bearing demand	148,697			135,039
Other liabilities	6,438			2,753
Total noninterest bearing liabilities	155,135			137,792

Stockholders’ equity	67,256			59,748
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$687,284			$576,109

Net interest income		$15,841			$13,420
Net interest spread			3.98%			4.51%
Net interest margin			4.91%			4.99%

(1) Includes Loans held for Sale

Allowance for Credit Losses

The provision for credit losses represents the amount of expense charged to current earnings to fund the allowance for credit losses. The amount of the allowance for credit losses is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank.

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside loan review consultant, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption “Critical Accounting Policies” for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the following table which reflects the comparative charge-offs and recoveries of prior loan charge-offs.

During the first six months of 2006, a provision for credit losses was made in the amount of $707 thousand and the allowance for credit losses increased $328 thousand, including the impact of $379 thousand in net charge-offs during the period. The provision for credit losses of $707 thousand in the first six months of 2006 compared to a provision for credit losses of $887 thousand in the first six months of 2005. The lower level of the provision in 2006 is primarily attributable to a slower rate of loan growth in the loan portfolio in the first half of 2006.

During the three months ended June 30, 2006, a provision for credit losses was made in the amount of $592 thousand and the allowance for credit losses increased $227 thousand, including the impact of $365 thousand in net charge-offs during the three month period. The provision for credit losses of $592 thousand in the three months ended June 30, 2006 compared to $470 thousand in the same three months of 2005. The higher level of the provision in 2006 is primarily attributable to a higher amount of net credit losses in the three month period.

At June 30, 2006, the Company had $2.4 million of loans classified as nonperforming as compared to $6.2 million at March 31, 2006, $491 thousand at December 31, 2005 and $132 thousand at June 30, 2005.  The Company had no restructured loans at either, June 30, 2006, December 31, 2005 or June 30, 2005. Significant variation in these amounts may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. The Company had $798 thousand of other real estate owned (OREO) properties at June 30, 2006 (consisting of one residential property in Montgomery County, Maryland), as compared to no OREO at either December 31, 2005 or June 30, 2005. The balance of impaired loans was $134 thousand at June 30, 2006, with specific reserves against those loans of $60 thousand, compared to $132 thousand at June 30, 2005 with specific reserves of $57 thousand. The significant increase in non-accrual loans at June 30, 2006 as compared to December 31, 2005 and June 30, 2005  was due principally to one large real estate loan which was placed on non-accrual status in the first quarter of 2006, which management has been monitoring closely, believes is well secured and for which no principal loss is anticipated. The allowance for loan losses represented 1.10% of total loans at June 30, 2006 as compared to 1.09% at December 31, 2005. This modest increase in the ratio of the allowance was due to a slight increase in the environmental factors of the non-specific reserve component related to various factors including potential impacts of higher interest rates on debt service capacity and on real estate values.

As part of its comprehensive loan review process, the Company’s Board of Directors and the Bank Director’s Loan Committee and or Board of Director’s Credit Review Committees carefully evaluate loans which are past due 30 days or more.  The Committee(s) make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are ninety days past due, unless they are well secured and in the process of collection.

The maintenance of a high quality loan portfolio, with an adequate allowance for possible loan losses will continue to be a primary management objective in the Company.

The following table sets forth activity in the allowance for credit losses for the periods indicated.

(dollars in thousands)	Six Months Ended June 30
	2006	2005
Balance at beginning of year	$5,985	$4,240
Charge-offs:
Commercial	(369)	—
Real estate — commercial	—	—
Construction	—	—
Home equity	—	—
Other consumer	(15)	(11)
Total charge-offs	(384)	(11)

Recoveries:
Commercial	—	39
Real estate — commercial	—	—
Construction	—	—
Home equity	—	—
Other consumer	5	—
Total recoveries	5	39
Net (charge-offs) recoveries	(379)	28

Additions charged to operations	707	887
Balance at end of period	$6,313	$5,155

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	.14%	(.01)%

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	As of June 30, 2006		As of December 31, 2005
(shares in thousands)	Amount	%(1)	Amount	%(1)
Commercial	$2,513	21%	$2,594	22%
Real estate—commercial	2,758	54%	2,395	52%
Real estate—residential	35	0%	48	0%
Construction—commercial and residential	673	15%	602	16%
Home equity	189	9%	176	9%
Other consumer	98	1%	84	1%
Unallocated	47		86
Total loans	$6,313	100%	$5,985	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, restructured loans and other real estate owned, totaled $3.1 million at June 30, 2006, compared to

$491 thousand at December 31, 2005 and $132 thousand at June 30, 2005. The percentage of nonperforming loans to total loans was 0.41% at June 30, 2006, compared to 0.09% at December 31, 2005 and 0.03% at June 30, 2005.

The following table shows the amounts of nonperforming assets at the dates indicated.

	June 30,		December 31,
(dollars in thousands)	2006	2005	2005
Non-accrual Loans
Commercial	$2,374	$132	$362
Consumer	—	—	129
Real estate	—	—	—
Accrual loans-past due 90 days
Commercial	—	—	—
Consumer	—	—	—
Real estate	—	—	—
Restructured loans	—	—	—
Real estate owned	798	—	—
Total non-performing assets	$3,172	$132	$491

As noted above, the Company experienced an increase in the level of non-accrual loans in 2006. In the first quarter of 2006, two large loans that are secured by real estate were placed on non-accrual. One of those large non-accrual loans was returned to accrual status in the second quarter of 2006, leaving one large loan remaining on non-accrual status at June 30, 2006. The loan was classified as non-accrual due to past due status, construction cost overruns, and/or delays in completion of the associated projects. The Company continues to monitor this credit. Based upon the Company’s review of third party appraisals of the underlying collateral, and additional equity contributions, the Company believes it will not incur a principal loss in connection with the resolution of this loan.

At June 30, 2006, there were an additional $5.4 million of performing loans considered potential problem loans, defined as loans which are not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories.

Noninterest Income

Noninterest income consists primarily of deposit account service charges, gains on the sale of SBA and residential mortgage loans, other noninterest loan fees, income from bank owned life insurance (“BOLI”), investment gains and losses and other service fees. For the six months ended June 30, 2006, noninterest income was $1.7 million. This compared to $1.9 million of noninterest income for the six months ended June 30, 2005, a decline of 12%. Excluding securities gains of $156 thousand during the first six months of 2006 and $12 thousand during the same period in 2005, noninterest income declined by 20% due primarily to a lower amount of gains on the sale of SBA loans.

Noninterest income was $845 thousand for the three months ended June 30, 2006 as compared to $887 thousand for the three months ended June 30, 2005, a 5% decline.  Excluding securities gains of $156 thousand during the three months ended June 30, 2006 and $12 thousand during the same period in 2005, noninterest income declined by 21% due primarily to a lower amount of gains on the sale of SBA loans.

The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $169 thousand for the six months ended June 30, 2006 compared to $517 thousand for the six months ended June 30, 2005. For the three months ended June 30, 2006, gains on the sale of SBA loans amounted to $31 thousand as compared to $131 thousand for the same period in 2005. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. EagleBank has been recognized as the leading community bank SBA lender in its marketplace and continued emphasis is anticipated.

The Company also originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $73 thousand in the first six months of 2006 compared to $125 thousand in the same period in 2005. For the three months ended June 30, 2006, gains on the sale of residential mortgage loans were $35 thousand as compared to $14 thousand for the same three months of 2005. The Company is in the process of renewing its efforts to expand residential mortgage lending and associated sale of these assets on a servicing released basis.

Income for the six months ended June 30, 2006 was $667 thousand from deposit account service charges, $104 thousand from SBA loan service fees and $196 thousand from BOLI, versus $592 thousand from deposit account service charges, $98 thousand from SBA service fees and $203 thousand from BOLI for the six months ended June 30, 2005. Income for the three months ended June 30, 2006 was $343 thousand from deposit account service charges, $42 thousand from SBA loan service fees and $100 thousand from BOLI, versus $323 thousand from deposit account service charges, $52 thousand from SBA service fees and $102 thousand from BOLI for the three months ended June 30, 2005. Other noninterest income which comprises primarily loan commitment fees on terminated transactions, and loan prepayment fees, amounted to $320 thousand for the first six months of 2006, as compared to $378 thousand in the first six months of 2005. Other noninterest income amounted to $139 thousand for the three months ended June 30, 2006, as compared to $252 thousand in the three months ended June 30, 2005. The increase in deposit service fees was primarily related to new relationships. The decrease in other non-interest income was due primarily to lesser amounts of loan prepayment and commitment fees on terminated transactions.

For the three and six months ended June 30, 2006, investment gains amounted to $156 thousand as compared to $12 thousand for the same periods in 2005. The gains in 2006 were from the sale of one banking company equity holding which had appreciated significantly since purchase and was not currently paying a dividend.

Noninterest Expense

Total noninterest expense was $10.4 million for the six months ended June 30, 2006 compared to $9.4 million for the six months ended June 30, 2005, an increase of 11%.

For the three months ended June 30, 2006, noninterest expense was $5.2 million versus $4.9 million for the same period in 2005, a 5% increase.

Salaries and benefits were $5.9 million for the first six months of 2006, as compared to $5.2 million for 2005, a 14% increase. For the three months ended June 30, 2006, salaries and benefits amounted to $3.0 million versus $2.7 million for the same period in 2005, an 11% increase. This increase was due to staff additions and related personnel costs, as well as to share based compensation under new accounting expensing rules which commenced January 1, 2006, which amounted to $34 thousand for the three months ended June 30, 2006 and $204 thousand for the first six months of 2006 as compared to no expense in 2005. Refer to Note 7 above under “Share Based Compensation” for further details on this expense. At June 30, 2006, the Company’s staff numbered approximately 153, as compared to 149 at March 31, 2006 and 137 at June 30, 2005.

Premises and equipment expenses amounted to $1.7 million for the six months ended June 30, 2006 versus $1.6 million for the same period in 2005. This increase of 4% was due to a new banking office opened in mid May 2006 and to ongoing operating expense increases associated with the Company’s facilities, all of which are leased, and to increased equipment costs. For the three months ended June 30, 2006, premises and equipment expenses amounted to $819 thousand versus $816 thousand for the same period in 2005. The lower level of increase in the quarter as compared to the six month period was due to reversal of a $75 thousand contingency reserve established in late 2005 associated with a lease termination.

Advertising costs increased from $207 thousand in the six months ended June 30, 2005 to $264 thousand in the same period in 2006, an increase of 28%.  For the three months ended June 30, 2006, advertising expenses amounted to $145 thousand versus $111 thousand for the same period in 2005, an increase of 31%. These increases were associated primarily with increased ongoing product promotions including deposit rate advertising, announcements of a new banking office and general image advertising. The Bank also introduced a new remote deposit product in the quarter ended June 30, 2006 which contributed to the increased costs.

Outside data processing costs were $436 thousand for the first six months of 2006, as compared to $385 thousand in 2005, an increase of 13%. For the three months ended June 30, 2006, outside data processing costs   amounted to $208 thousand versus $204 thousand for the same period in 2005, an increase of 3%. The increase in the six month period was due to increases in numbers of accounts and services. The lower level of expense increase for the three months ended June 30, 2006 as compared to 2005 was due to nonrecurring special charges in the 2005 period associated with system and network conversion costs.

Other expenses increased from $1.9 million in the first six months of 2005 to $2.0 million for the six months ended June 30, 2006, or an increase of 6%. For the three months ended June 30, 2006, other expenses    amounted to $1.0 million versus $1.1 million for the same period in 2005, a decrease of 7%. The major components of costs in this category include professional fees, including audit and accounting, ATM expenses, telephone, courier, printing, business development, office supplies, charitable contributions, director fees and dues.  For the first six months of 2006, as compared to 2005, the significant increases in this category were primarily director fees, licensing fees for new products and services and special audit engagement services.  For the three months ended June 30, 2006, as compared to 2005, the lesser costs relate to nonrecurring professional fees in the 2005 period associated with a strategic training initiative.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (termed effective tax rate) increased to 38.2% in the first six months of 2006 as compared to 36.9% for the same period in 2005. For the three months ended June 30, 2006, the effective tax rate was 35.6% as compared to 36.8% for the same period in 2005.  The increase in the first six months of 2006 as compared to the same period in 2005 was due to the expensing of stock based compensation (primarily in the first three months of 2006), which expense is non-deductible, and to the use of a 35% marginal federal income tax rate in 2006 as compared to a 34% marginal federal income tax rate in 2005.

FINANCIAL CONDITION

Summary

At June 30, 2006, assets were $757.4 million, loans were $573.0 million, deposits were $623.7 million, customer repurchase agreements and other borrowings were $59.5 million and stockholders’ equity was $68.5 million. As compared to December 31, 2005, assets grew by $85.2 million (12.7%), loans by $23.8 million (4.3%), deposits by $54.8 million (9.6%), customer repurchase agreements and other borrowings by $27.3 million (85.0%) and stockholders’ equity by $3.5 million (5.4%).

The Company paid a cash dividend of $0.054 per share in both the second quarter of 2006 and 2005 as adjusted for the 1.3 to 1 stock split paid in July 2006.

Loans

Loans, net of unamortized deferred fees and costs, at June 30, 2006, December 31, 2005 and June 30, 2005 by major category are summarized below:

	As of June 30,		As of December 31,		As of June 30,
(dollars in thousands)	2006		2005		2005
	Amount	%	Amount	%	Amount	%
Commercial	$119,678	21%	$118,928	22%	$114,080	24%
Real estate mortgage – commercial (1)	304,234	54%	284,667	52%	239,301	50%
Real estate mortgage – residential	2,120	0%	1,130	0%	7,095	1%
Construction - commercial and residential	88,742	15%	90,035	16%	69,625	14%
Home equity	54,152	9%	50,776	9%	48,055	10%
Other consumer	4,102	1%	3,676	1%	3,613	1%
Total loans	573,028	100%	$549,212	100%	481,769	100%
Less: Allowance for Credit Losses	(6,313)		(5,985)		(5,155)
Net Loans and Leases	$566,715		$543,227		$476,614

(1)             includes loans for land acquisition and development

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposits from the local market areas surrounding the Bank’s offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds.  Time and savings accounts, including money market deposit accounts, also provide a relatively stable and low-cost source of funding.

For the six months ending June 30, 2006, noninterest bearing deposits declined $23.5 million due primarily to seasonal factors, while interest bearing deposits increased by $78.3 million, primarily due to growth in time deposits.

Approximately 40% of the Bank’s deposits at June 30, 2006 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand, although some exceptions have been made for large deposit transactions. From time to time, when appropriate in order to fund strong loan demand, the Bank accepts certificates of deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line. These deposits amounted to $6.7 million or 1% of total deposits at June 30, 2006, as compared to $16.2 million of deposits at June 30, 2005 and $11.0 million at December 31, 2005.  The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired.

At June 30, 2006, the Company had $141.6 million in noninterest bearing demand deposits, representing 23% of total deposits. This compared to $165.1 million of these deposits at December 31, 2005, the lower balances due substantially to seasonal declines in commercial deposits. These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $34.5 million at June 30, 2006 compared to $32.1 million at December 31, 2005. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At June 30, 2006, the Company had no outstanding balances under its lines of credit provided by a correspondent bank. The Bank had $25.0 million of FHLB borrowings, as compared to no balances outstanding at December 31, 2005. These advances are secured primarily by a blanket lien on qualifying loans in the Bank’s commercial mortgage loan portfolio. The Bank obtained advances during both the first and second quarters of 2006 to compensate for weaker seasonal flows in core deposits.

Liquidity Management

Liquidity is a measure of the Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, interest bearing deposits with other banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s entire investment securities portfolio is in an available-for-sale status which allows it flexibility to generate cash from sales as needed to meet ongoing loan demand, subject to the realization of unrealized losses which may exist from time to time based on market interest rate movements subsequent to investment purchases.  These sources of liquidity are primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources. The Company maintains secondary sources of liquidity, which includes a $10 million line of credit with a correspondent bank, against which there were no amounts outstanding at June 30, 2006. Additionally, the Bank can purchase up to $47 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were no borrowings outstanding at June 30, 2006. At June 30, 2006, the Bank was also eligible to take advances from the FHLB up to $79.6 million based on collateral at the FHLB, of which it had $25.0 million of advances outstanding at June 30, 2006. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer.  The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, customer repurchase agreements and Bank lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Bank Board’s Asset Liability Committee has adopted policy guidelines which emphasize the importance of core deposits and their continued growth.

At June 30, 2006, under the Bank’s liquidity formula, it had $239 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

The following is a schedule of significant loan funding commitments at June 30, 2006:

(in thousands)
Unused lines of credit (consumer)	$54,983
Other commitments to extend credit	152,970
Standby letters of credit	4,295
Total	$212,247

Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The Bank’s Asset Liability Committee (“ALCO”) of the Board of Directors formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and re-pricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives.

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current interest rate environment, the Company is managing its assets to be either  variably priced or with relatively short maturities, so as to mitigate the risk to earnings and capital should interest rates increase from current levels. At the same time, the Bank seeks to acquire longer-term core deposits to lock in relatively lower cost funds. In the current market, due to competitive factors and customer preferences, the effort to attract longer-term fixed priced liabilities has not been as successful as the Company’s best case asset liability mix would prefer. There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model (simulation analysis) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a “shock test”, which assumes a simultaneous change in interest rate up 100 and 200 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, and net income over the next twelve and twenty - four month periods and to the market value of equity impact. The Company’s analysis at June 30, 2006 shows a positive effect on income when interest rates are shocked up 100 and 200 basis points, due to the significant level of variable rate loans. A negative impact occurs if rates were to decline based on the Company’s asset sensitive position. Interest rate declines would reduce income on earning assets more than the benefit of reductions in the cost of funds, potentially resulting in net interest margin contraction.  The Company concluded in the second quarter of 2005, based on market factors and its recent experience, that larger increases in its retail deposit rate assumptions would likely occur in a rising interest rate environment and modified its model assumptions to reflect more rate sensitivity within the core deposit base.  While the impact of higher interest rates continues to be viewed as generally positive to future net interest income, this assumption change moderated the benefits of such higher interest rates assumptions, as compared to earlier analysis. In order to hedge somewhat the prospect that lower market interest rates might be negative to the Company’s net interest income and market value as evidenced by the balance sheet shock analysis at March 31, 2006, the Company lengthened the duration of its assets (both investments and loans) in the second quarter of 2006.  Additionally, changes in the deposit portfolio mix in the second quarter of 2006 had the effect of increasing the rate sensitive deposits at June 30, 2006 as compared to March 31, 2006. The Company also made new variable rate FHLB advances in the second quarter of 2006 which were indexed to the prime lending rate, further increasing the amount of variable rate funding. The overall impact of these second quarter 2006 actions was to increase the negative mismatch within 12 months and reduce the Company’s exposure to lower market interest rates over the next 12-24 months.

The following table reflects the result of a shock simulation on the June 30, 2006 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in Market Value of Portfolio Equity
+200	+ 1.3%	+3.4%	-3.8%
+100	+0.7%	+1.7%	-1.9%
0	—	—	—
-100	-1.1%	-2.7%	+0.8%
-200	-3.0%	-7.7%	-0.4%

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

The current interest rate environment is signaling a fairly even probability of higher and lower interest rates. In this environment, in the second quarter of 2006, management has been extending the duration of assets (both investments and loans) and emphasizing the acquisition of variable rate liabilities. This strategy has mitigated the Company’s exposure to lower interest rates as measured at June 30, 2006 compared to the position at March 31, 2006. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the rate sensitivity of the Company.  A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At June 30, 2006, the Company had a positive cumulative GAP position of approximately 9% of total assets out to three months and a negative cumulative GAP position of 10% out to 12 months, as compared to a three month positive GAP of 14% and a negative cumulative GAP out to 12 months of 1% at March 31, 2006. The change in the GAP position at June 30, 2006 as compared to March 31, 2006 relates primarily to increases in the duration of assets, changes in the mix of deposits toward more time deposits with maturities within 12 months and the acquisition of variable rate FHLB advances tied to the prime lending rate.  As earlier discussed, these changes were intended to mitigate the Company’s exposure to lower market interest rates whose probability increased in the second quarter of 2006. The current position is within guideline limits established by ALCO.

                If interest rates continue to rise, as some forecasters are predicting, the Bank’s interest income and margin are expected to be stable to slightly improved because of the present positive mismatch position out to 180 days combined with a more competitive business environment for both deposits and loans. Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the rise in the cost of liabilities may be greater than anticipated by the GAP model. If this were to occur, the benefits of a rising interest rate environment may not be in accordance with management’s expectations. If interest rates decline, the Company’s interest rate sensitivity position at June 30, 2006 as compared to March 31, 2006 shows a reduced exposure, within established policy limits established by ALCO. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP Analysis
June 30, 2006
 (dollars in thousand)

Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non-sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investments and bank deposits	$23,141	$11,226	$33,956	$18,367	$4,673	$91,363
Loans (1)	286,335	50,297	107,869	110,500	22,553	577,554
Fed funds and other short-term investments	45,654	—	—	—	—	45,654
Other earning assets	—	11,286	—	—	—	11,286
Total	$355,130	$72,809	$141,825	$128,867	$27,226	$725,857	$31,550	$757,407

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$6,390	$19,171	$34,555	$29,348	$52,172	$141,636
Interest bearing transaction	22,562	—	15,042	15,041	22,563	75,208
Savings and money market	155,752	—	564	376	1,759	158,451
Time deposits	44,476	195,004	8,019	939	—	248,438
Customer repurchase agreements	34,460	—	—	—	—	34,460
Other borrowings	25,000	—	—	—	—	25,000
Total	$288,640	$214,175	$58,180	$45,704	$76,494	$683,193	$5,737	$688,930
GAP	$66,490	$(141,366)	$83,645	$83,163	$(49,268)	$42,664
Cumulative GAP	$66,490	$(74,876)	$8,769	$91,932	$42,664

Cumulative gap as percent of total assets	8.78%	(9.89)%	1.16%	12.14%	5.63%

(1) Includes loans held for sale

                Although NOW and MMA accounts are subject to immediate repricing, the Bank’s GAP model has incorporated a repricing schedule to account for a lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate change in assets.

Capital Resources and Adequacy

                The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces, and the overall level of growth. The adequacy of the Company’s current and future capital needs is monitored by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

                The capital position of both the Company and the Bank continues to exceed regulatory requirements to be considered well-capitalized. The primary indicators used by bank regulators in measuring the capital position are the tier 1 risk-based capital ratio, the total risk-based capital ratio, and the tier 1 leverage ratio. Tier 1 capital consists of common and qualifying preferred stockholders’ equity less intangibles. Total risk-based capital consists of tier 1 capital, qualifying subordinated debt, and a portion of the allowance for credit losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The tier 1 leverage ratio measures the ratio of tier 1 capital to total average assets for the most recent three month period.

                The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowing, the sale of additional common stock, the sale of preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities.

Capital

The actual capital amounts and ratios for the Company and Bank as of June 30, 2006 and June  30, 2005 are presented in the table below:

					For Capital	Well Capitalized Ratio Under
	Company	Company	Bank	Bank	Adequacy	Prompt Corrective
	Actual	Actual	Actual	Actual	Purposes	Action Provisions**
Dollars in thousands	Amount	Ratio	Amount	Ratio	Ratio	Ratio
As of June 30, 2006

Total capital to risk-weighted assets	$75,822	12.06%	$66,993	10.80%	8.00%	10.00%

Tier 1 capital to risk-weighted assets	$69,509	11.05%	$60,753	9.79%	4.00%	6.00%

Tier 1 capital to average assets (leverage)	$69,509	9.87%	$60,753	8.73%	3.00%	5.00%

As of June 30, 2005

Total capital to risk-weighted assets	$66,316	12.43%	$55,669	10.69%	8.00%	10.00%

Tier 1 to risk-weighted assets	$61,160	11.47%	$50,531	9.71%	4.00%	6.00%

Tier 1 capital to average assets (leverage)	$61,160	10.62%	$50,531	8.73%	3.00%	5.00%

                Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company.  At June 30, 2006, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

                Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk”.

Item 4. Controls and Procedures

                The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

                From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A — Risk Factors

                There have been no material changes as of June 30, 2006 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:

                A new direct subsidiary of the Company, Eagle Commercial Ventures, LLC, was organized in July 2006 to provide subordinate financing for the acquisition, development and construction of real estate projects, whose primary financing would be done by EagleBank.  These subordinate financings and the business of Eagle Commercial Ventures will generally entail a higher risk profile (including lower priority and higher loan to value ratios) than loans made by the Bank. Although the Company has previously provided subordinated financing for real estate projects on an occasional basis in the past, it expects that it may make such loans on a more regular basis in the future, provided appropriate projects are available.  A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income of the Company may be more volatile from period to period, based on the status of such projects.  In addition, in the event that any project is unsuccessful, the Company may not be able to recover all principal and interest to which it would be entitled.  In such event, the Company’s earnings would be adversely affected.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable.

(c) Issuer Purchases of Securities.	None

Item 3 — Defaults upon Senior Securities	None

Item 4 — Submission of Matters to a Vote of Security Holders

                On May 25, 2006, the annual meeting of shareholders of the Company was held for the purpose of (1) electing eight directors to serve three year terms or until their successors are elected and (2) to approve the 2006 Stock Plan and (3) to transact other business that may come before the meeting, of which there was none.

(1) the names of each director elected at the meeting, and the votes for and against cast for such persons are set forth below:

	Votes For	Votes Withheld	Broker Non-Votes
Leonard L. Abel	6,033,979	8,073	None
Leslie M. Alperstein	6,037,747	4,305	None
Dudley C. Dworken	6,038,267	3,785	None
Michael T. Flynn	5,824,398	217,654	None
Eugene F. Ford Sr.	6,026,892	15,160	None
Philip N. Margolius	6,038,059	3,993	None
Ronald D. Paul	5,821,820	220,232	None
Leland M. Weinstein	6,037,130	4,922	None

2) The 2006 Stock Plan was approved with the following votes:

Votes For	Votes Against	Abstain	Broker Non-Votes

3,636,614	352,430	26,520	2,026,488

Item 5 — Other Information

(a)	Required 8-K Disclosures	None

(b)	Changes in Procedures for Director Nominations	None

Item 6 — Exhibits

Exhibit No.	Description of Exhibit
3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (2)
10.1	1998 Stock Option Plan (3)
10.2	Employment Agreement between Michael T. Flynn and the Company (4)
10.3	Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4	Employment Agreement between Ronald D. Paul and the Company (4)
10.5	Director Fee Agreement between Leonard L. Abel and the Company (5)
10.6	Employment Agreement between Susan G. Riel and the Bank (4)
10.7	Employment Agreement between Martha F. Tonat and the Bank (5)
10.8	Employment Agreement between Wilmer L. Tinley and the Bank (5)
10.9	Employee Agreement for James H. Langmead (6)
10.10	Employee Stock Purchase Plan (7)
10.11	2006 Stock Plan (8)
11	Statement Regarding Computation of Per Share Income
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a) Certification of Ronald D. Paul
31.2	Rule 13a-14(a) Certification of Wilmer L. Tinley
31.3	Rule 13a-14(a) Certification of Michael T. Flynn
31.4	Rule 13a-14(a) Certification of James H. Langmead
32.1	Section 1350 Certification of Ronald D. Paul
32.2	Section 1350 Certification of Wilmer L. Tinley
32.3	Section 1350 Certification of Michael T. Flynn
32.4	Section 1350 Certification of James H. Langmead

(1)             Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2002.

(2)             Incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form SB-2, dated December 12, 1997.

(3)             Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

(4)             Incorporated by reference to exhibits of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  As reported in the Form 8-K filed on June 22, 2006, the position and titles of the indicated officer has been changed, and the employment agreement has been amended to reflect the changed title.  Except for such change, and periodic salary revisions, the filed agreement is unchanged, and in full force and effect.

(5)             Incorporated by reference to exhibits of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(6)             Incorporated by reference to exhibits of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

(7)             Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-116352)

(8)             Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 4, 2006	By:	/s/ Ronald D. Paul
Ronald D. Paul, President and Chief Executive Officer

Date: August 4, 2006	By:	/s/ Wilmer L. Tinley
Wilmer L. Tinley, Senior Vice President and
Chief Financial Officer