Form 10-Q
period 2006-09-30
EAGLE BANCORP INC
filed 2006-11-06
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of October 30, 2006, the registrant had 9,435,754 shares of Common Stock outstanding.

Item 1 – Financial Statements

EAGLE BANCORP, INC.

Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(dollars in thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$18,989	$16,662
Interest bearing deposits with banks and other short term investments	3,833	11,231
Federal funds sold	3,953	6,103
Investment securities available for sale, at fair value	79,638	68,050
Loans held for sale	5,825	2,924
Loans	591,232	549,212
Less allowance for credit losses	(7,046)	(5,985)
Loans, net	584,186	543,227
Premises and equipment, net	7,122	5,774
Accrued interest, deferred taxes and other assets	23,821	18,281
TOTAL ASSETS	$727,367	$672,252

LIABILITIES AND STOCKHOLDERS’ EQUITY LIABILITIES
Deposits:
Noninterest bearing demand	$143,963	$165,103
Interest bearing transaction	60,318	73,666
Savings and money market	146,829	142,879
Time, $100,000 or more	162,397	122,571
Other time	74,680	64,674
Total deposits	588,187	568,893
Customer repurchase agreements and federal funds purchased	35,974	32,139
Other short-term borrowings	25,000	—
Other liabilities	7,639	6,256
Total liabilities	656,800	607,288

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares authorized 20,000,000, shares issued and outstanding 9,425,733 (2006) and 7,184,891 (2005)	94	72
Additional paid in capital	49,636	48,594
Retained earnings	21,212	16,918
Accumulated other comprehensive (loss)	(375)	(620)
Total stockholders’ equity	70,567	64,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$727,367	$672,252

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations
For the Nine and Three Month Periods Ended September 30, 2006 and 2005 (unaudited)
(dollars in thousands, except per share data)

	Nine months	Nine months	Three months	Three months
	Ended	Ended	Ended	Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest Income
Interest and fees on loans	$33,357	$23,808	$11,900	$8,949
Interest and dividends on investment securities	2,408	1,761	933	649
Interest on balances with other banks	47	331	22	68
Interest on federal funds sold	658	220	178	92
Total interest income	36,470	26,120	13,033	9,758

Interest Expense
Interest on deposits	10,872	4,808	4,189	2,074
Interest on customer repurchase agreements and federal funds purchased	866	189	385	86
Interest on other short-term borrowings	676	187	244	82
Total interest expense	12,414	5,184	4,818	2,242

Net Interest Income	24,057	20,936	8,216	7,516

Provision for Credit Losses	1,418	1,311	711	424

Net Interest Income After Provision For Credit Losses	22,638	19,625	7,504	7,092

Noninterest Income
Service charges on deposits	1,036	865	369	273
Gain on sale of loans	859	925	617	283
Gain (loss) on sale of investment securities	85	281	(71)	269
Other income	921	1,094	301	414
Total noninterest income	2,901	3,165	1,216	1,239

Noninterest Expense
Salaries and employee benefits	9,053	7,695	3,104	2,461
Premises and equipment expenses	2,795	2,468	1,107	851
Advertising	366	344	102	137
Outside data processing	655	574	219	189
Other expenses	3,212	3,024	1,164	1,091
Total noninterest expense	16,080	14,105	5,695	4,729

Income Before Income Tax Expense	9,459	8,685	3,025	3,602

Income Tax Expense	3,585	3,206	1,124	1,332

Net Income	$5,874	$5,479	$1,901	$2,270

Earnings Per Share (1)
Basic	$0.62	$0.59	$0.20	$0.25
Diluted	$0.60	$0.56	$0.19	$0.23
Dividends Declared Per Share (1)	$0.17	$0.16	$0.06	$0.05

See notes to consolidated financial statements.

(1) Adjusted to reflect the 1.3 for 1 stock split in the form of a 30% stock dividend paid on July 5, 2006

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2006 and 2005 (unaudited)

(dollars in thousands)

	2006	2005
Cash Flows From Operating Activities:
Net income	$5,874	$5,479
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,437	1,311
Depreciation and amortization	833	811
Gains on sale of loans	(859)	(925)
Origination of loans held for sale	(46,961)	(19,475)
Proceeds from sale of loans held for sale	44,919	20,281
Gain on sale of investment securities	(85)	(281)
Stock based compensation expense	270	—
Increase in other assets	(5,684)	(2,365)
Decrease in other liabilities	1,383	84
Net cash provided by operating activities	1,127	4,920

Cash Flows From Investing Activities:
Increase in interest bearing deposits with other banks	7,398	(2,421)
Purchases of available for sale investment securities	(30,954)	(39,960)
Proceeds from maturities of available for sale securities	14,746	27,536
Proceeds from sale / called of available for sale securities	5,094	12,276
Net increase in loans	(42,396)	(88,836)
Bank premises and equipment acquired	(2,181)	(830)
Net cash used in investing activities	(48,294)	(92,235)

Cash Flows From Financing Activities:
Increase in deposits	19,293	83,275
Increase in customer repurchase agreements and
federal funds purchased	3,835	7,487
Increase / (decrease) in other short-term borrowings	25,000	(2,333)
Issuance of common stock	608	1,469
Tax benefit from exercise of non-qualified stock options	191	468
Payment of dividends & payment in lieu of fractional shares	(1,584)	(1,496)
Net cash provided by financing activities	47,343	88,870

Net Increase (Decrease) In Cash	177	1,555

Cash And Due From Banks At Beginning of Period	22,765	46,135

Cash and Due from Banks At End Of Period	$22,942	$47,690

Supplemental cash flows information:
Interest paid	$11,718	$4,805
Income taxes paid	$3,460	$3,825
Non-cash Investing Activities
Transfers from loans to other real estate owned	$257	$—

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands)

				Accumulated
				Other	Total
	Common	Additional Paid	Retained	Comprehensive	Stockholders’
	Stock	in Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2006	$72	$48,594	$16,918	$(620)	$64,964
Comprehensive Income
Net Income			5,873		5,873
Other comprehensive income:
Unrealized loss on securities available for sale (net of taxes)				194	194

Less: reclassification adjustment for gains net of taxes of $34 included in net income				51	51
Total Comprehensive Income				245	6,118

Cash Dividend ($.17 per share)			(1,579)		(1,579)
Stock based compensation		270			270
1.3 to one stock split in the form of a 30% stock dividend	22	(22)			—
Cash paid in lieu of fractional shares		(5)			(5)
Exercise of options for 66,557 shares of common stock		608			608
Tax benefit on non-qualified options exercise		191			191
Balance, September 30, 2006	$94	$49,636	$21,212	$(375)	$70,567

Balance, January 1, 2005	$54	$47,014	$11,368	$98	$58,534
Comprehensive Income
Net Income			5,479		5,479
Other comprehensive income:
Unrealized loss on securities available for sale (net of taxes)				(227)	(227)

Less: reclassification adjustment for gains net of taxes of $109 included in net income				(172)	(172)
Total Comprehensive Income				(399)	5,080

Cash Dividend ($.16 per share)			(1,492)		(1,492)
1.3 to one stock split in the form of a 30% stock dividend	17	(17)			—
Cash paid in lieu of fractional shares		(4)			(4)
Exercise of options for 127,160 shares of common stock	1	1,000			1,001
Tax benefit on non-qualified options exercise		468			468
Balance, September 30, 2005	$72	$48,461	$15,355	$(301)	$63,587

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three and nine months ended September 30, 2006 and 2005 (unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Eagle Bancorp, Inc. (the “Company”) included herein are unaudited; however, they reflect all adjustments, consisting only of normal recurring accruals, that in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2005 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2006.

2. NATURE OF OPERATIONS

The Company, through its bank subsidiary, provides domestic financial services primarily in Montgomery County, Maryland and Washington, DC. The primary financial services include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgages and small business loans. In July 2006, the Company formed Eagle Commercial Ventures, LLC as a direct subsidiary to provide subordinate financing for the acquisition, development and construction of real estate projects, whose primary financing would be provided by EagleBank.

3. CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold.

4. INVESTMENT SECURITIES

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

(in thousands)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2006	Cost	Gains	Losses	Value
U. S. Government agency securities	$50,692	$—	$322	$50,370
Mortgage backed securities	24,991	—	451	24,540
Federal Reserve and Federal Home Loan Bank stock	3,154	—	—	3,154
Other equity investments	1,422	152	—	1,574
	$80,259	$152	$773	$79,638

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

U. S. Government agency securities	$47,652	$—	$654	$46,998
Mortgage backed securities	17,798	—	558	17,240
Federal Reserve and Federal Home Loan Bank stock	2,230	—	—	2,230
Other equity investments	1,380	214	12	1,582
	$69,060	$214	$1,224	$68,050

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of September 30, 2006 are as follows:

(in thousands)

	Estimated	Less than	More than	Gross
	Fair	12 months	12 months	Unrealized
September 30, 2006	Value			Losses
U. S. Government agency securities	$50,370	$82	$240	$322
Mortgage backed securities	24,540	32	419	451
Federal Reserve and Federal Home Loan Bank stock	3,154	—	—	—
Other equity investments	1,574	—	—	—
	$79,638	$114	$659	$773

	Estimated	Less than	More than	Gross
	Fair	12 months	12 months	Unrealized
December 31, 2005	Value			Losses
U. S. Government agency securities	$46,998	$218	$436	$654
Mortgage backed securities	17,240	—	558	558
Federal Reserve and Federal Home Loan Bank stock	2,230	—	—	—
Other equity investments	1,582	12	—	12
	$68,050	$230	$994	$1,224

The unrealized losses that exist are the result of changes in market interest rates since original purchases.  All of the bonds are rated AAA. The weighted average life of debt securities, which comprise 94% of total investment securities amortized cost, is relatively short at 2.65 years. These factors, coupled with the Company’s ability and intent to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses are temporary in nature.

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

6. EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as stock options. As of September 30, 2006 there were no shares excluded from the diluted net income per share computation.

Earnings per share for all periods presented have been adjusted for a 30% stock dividend paid in the form of a 1.3 to 1 stock split on July 5, 2006.

7. SHARE-BASED COMPENSATION

The Company maintains the 1998 Stock Option Plan (“1998 Plan”) and the 2006 Stock Plan (“2006 Plan”). No additional options may be granted under the 1998 Plan. The 1998 Plan provided for the periodic granting of incentive and non-qualifying options to selected key employees and members of the Board. Option awards were made with an exercise price equal to the market price of the Company’s shares at the date of grant. The option grants generally vested over a period of one to two years.

The Company adopted the 2006 Plan upon approval by shareholders at the 2006 Annual Meeting held on May 25, 2006. The Plan provides for the issuance of awards of incentive options, nonqualifying options, restricted stock and stock appreciation rights with respect to up to 650,000 shares (as adjusted for the 1.3 to 1 stock split paid on July 5, 2006). The purpose of the 2006 Plan is to advance the interests of the Company by providing directors and selected employees of the Bank, the Company, and their affiliates with the opportunity to acquire shares of common stock, through awards of options, restricted stock and stock appreciation rights.

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

In July, the Company awarded 12,039 stock appreciation rights to six senior officers to be settled in the Company’s common stock following a three year service vesting period. The Company also granted performance based restricted stock, which vests at the end of a three-year period, which award is based on the achievement of specified net income goals. Restricted share awards are being recognized as compensation expense over a three year performance period based on the market value of the shares at the date of grant. This compensation expense will be evaluated quarterly as to share awards based on an assumption of achievement of target goals.

The fair value of each option grant and other equity based award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2006 and the year ended December 31, 2005.

	Nine Months ended September 30, 2006	Year ended December 31, 2005
Dividend yield	1.38%	1.63%
Expected volatility	22.29%	22.94%
Weighted average risk free interest rate	4.58%	4.27%
Expected lives (in years)	0.5 to 3.0 years	1.0 to 10.0 years

Following is a summary of changes in shares under option for the periods indicated  (the data for all periods has been adjusted to reflect the 1.3 for 1 stock spilt in the form of a 30% stock dividend paid on July 5, 2006).

	Nine Months ended September 30, 2006		Year ended December 31, 2005
(shares in thousands)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	979	$7.79	897	$5.87
Granted	58	16.02	270	13.40
Exercised	(86)	(7.10)	(178)	(6.47)
Cancelled / Expired	(22)	(12.49)	(10)	(9.98)
Outstanding at end of period	929	$8.25	979	$7.79
Shares exercisable at period end	871	$7.66	859	$6.97
Non-vested shares	58		120
Weighted average fair value of options Granted during the period		$3.17		$3.80
Weighted average remaining contract life		4.7 years		5.5 years

Range of Exercise Price	Number	Weighted Average Remaining Contract Life (in years)	Weighted Average Exercise Price
$3.28-$6.73	469,596	3.1	$4.00
$6.74-$10.20	47,256	6.3	8.06
$10.21-$13.67	277,627	7.7	11.37
$13.68-$19.46	76,228	2.8	16.41
	870,707		$7.66

As of December 31, 2005, there was approximately $134 thousand of total unrecognized compensation cost related to non-vested shares under the 1998 Plan. There was no unrecognized compensation cost under the ESPP. The $134 thousand cost is being amortized over the remaining service (vesting) period. Through September 30, 2006, $107 thousand has been recognized in compensation cost related to those grants. In February 2006, the Company granted options for 34,099 shares under the ESPP. These awards were vested 100% at grant and the fair value of the awards was expensed in the quarter ended March 31, 2006. This amount was $134 thousand. In late February 2006, the Company granted 1,500 shares under the 1998 Plan, whose fair value of $8 thousand is being amortized ratably over 2 years. In July, the Company granted stock appreciation rights and restricted stock shares whose fair value is estimated at $308 thousand and is being amortized over 30 months. The amortized fair value recognized for these grants for the quarter ended September 30, 2006 was $30 thousand.

In total, the Company recognized $67 thousand ($0.01 per share) and $271 thousand ($0.03 per share) respectively in share based compensation expense for the three and nine months ended September 30, 2006 as compared to no compensation expense recognized for the three and nine months ended September 30, 2005, as  FAS123R was adopted as of January 1, 2006.

Prior to January 1, 2006, share based compensation at the Company was disclosed in a footnote, as `pro-forma information, in accordance with generally accepted accounting principles as opposed to recognition within the Statement of Operations. For the three and nine months ended September 30, 2005, the pro-forma share based compensation amounts were $113 thousand ($0.02 per share) and $626 thousand ($0.09 per share).

The estimated intrinsic value of outstanding and exercisable options at September 30, 2006 is $9.7 million and $9.6 million, respectively.

8. NEW ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not presently have any derivative instruments and believes this new accounting standard will have no impact on its financial condition or results of operation.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for us in the first quarter of fiscal 2008. We are evaluating the impact if any of FIN 48 on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for us in the fourth quarter of fiscal 2007. The Company does not offer any defined benefit retirement plans and therefore believes this new accounting standard will have no impact on its financial condition or results of operation.

In September 2006, the SEC’s  Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The Company believes the adoption of SAB No. 108 will have no material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

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

GENERAL

Eagle Bancorp, Inc. is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate our primary market area. Our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has six offices serving Montgomery County and three offices in the District of Columbia. The Company opened its ninth community banking office in May 2006 in Chevy Chase, Montgomery County, Maryland.  In July 2006, the Company formed Eagle Commercial Ventures, LLC as a direct subsidiary to provide subordinate financing for the acquisition, development and construction of real estate projects, whose primary financing is provided by EagleBank.

The Company offers a broad range of commercial banking services to our business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in our service area. We emphasize providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near our primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community we serve. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. We have developed significant expertise and commitment as an SBA lender, have been designated a Preferred Lender by the Small Business Administration (SBA), and are the leading community bank SBA lender in the Washington D.C. district.

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

RESULTS OF OPERATIONS

Summary

The Company reported net income of $5.9 million for the nine months ended September 30, 2006, as compared to net income of $5.5 million for the nine months ended September 30, 2005, an increase of 7%. Income per basic share was $0.62 for the nine month period ended September 30, 2006, as compared to $0.59 for the same period in 2005. Income per diluted share was $0.60 for the nine months ended September 30, 2006, as compared to $0.56 for the same period in 2005.

For the three months ended September 30, 2006, the Company reported net income of $1.9 million as compared to $2.3 million for the same period in 2005, a decrease of 16%. Income per basic share was $0.20 and $0.19 per diluted share for the three months ended September 30, 2006, as compared to $0.25 per basic and $0.23 diluted share for the same period in 2005.

Earnings per share for all periods have been adjusted to reflect a 1.3 for one stock spilt in the form of a 30% stock dividend paid on July 5, 2006

The Company had an annualized return on average assets of 1.13% and an annualized return on average equity of 11.54% for the first nine months of 2006, as compared to returns on average assets and average equity of 1.23% and 12.07%, respectively, for the same nine months of 2005.

For the three months ended September 30, 2006, the Company had an annualized return on average assets of 1.05% and an annualized return on average equity of 10.84%.

The increase in net income for the nine months ended September 30, 2006 as compared to the same period in 2005 can be attributed substantially to an increase of 15% in net interest income, resulting from an increase of 18% in average earning assets and a decline in the net interest margin of 13 basis points. Since June 2004, the Federal Reserve Bank increased the federal funds target rate by 425 basis points to 5.25% in seventeen interest rate increases of 25 basis points each.  Through the year ended December 2005, the impact of these interest rate increases was to contribute to gains in the Company’s net interest margin as the higher interest rates impacted asset yields more than the higher interest rates impacted funding costs. For the nine months ended September 30, 2006, the Company has experienced a slight decline in its net interest margin as the funding mix has shifted to more interest bearing deposits and borrowed funds and as the costs of those funds increased. For the nine months ended September 30, 2006, average interest bearing liabilities funding average earning assets increased to 72% as compared to 70% for the first nine months of 2005.  Additionally, while the average rate on earning assets for the nine month period ended September 30, 2006 as compared to 2005 has risen by 114 basis points from 6.25% to 7.39%, the cost of interest bearing liabilities has increased by 172 basis points from 1.76% to 3.48%, resulting in a decline in the net interest spread from 4.49% for the nine months ended September 30, 2005 to 3.91% for the nine months ended September 30, 2006. The 13 basis point decline in the net interest margin has been less than the decline in the net interest spread as the Company continues to benefit from a significant amount of average noninterest bearing funding sources. For the nine months ended September 30, 2006, average noninterest sources funding earning assets was $183 million as compared to $165 million for the same period in 2005. The combination of higher levels of market interest rates and the increase in noninterest funding sources has resulted in an increase in the value of noninterest sources funding earning assets from 52 basis points for the first nine months in 2005 to 97 basis points for the nine months ended September 30, 2006.

As a result of competitive pressures, rates paid on deposits, which have been increasing to meet funding needs, may continue to have increases in future periods, which may not be offset by further increases in interest rates on earning assets. As a result of such potential margin compression, the Company’s earnings could be adversely impacted.

Loans, which generally have higher yields than securities and other earning assets, increased from 83% of average earning assets in the first nine months of 2005 to 86% of average earning assets for the same period of 2006.  Investment securities for the first nine months of 2006 amounted to 11% of average earning assets as compared to

13% for the first nine months in 2005. This decline was directly related to average loan growth over the past twelve month period exceeding the growth of average deposit and other funding sources.

The provision for credit losses was $1.4 million for the first nine months in 2006 as compared to $1.3 million for the same period in 2005. This increase was largely attributable to specific reserves on a significant problem commercial loan relationship identified in August 2006 offset somewhat by slower growth in the loan portfolio in the first nine months of 2006, as compared to 2005. As discussed in the section on Allowance for Credit Losses, the Company had $357 thousand of net credit losses in the first nine months of 2006. This compared to net charge-offs of $55 thousand for the first nine months of 2005. At September 30, 2006, the allowance for credit losses was $7.0 million or 1.19% of total loans, as compared to $5.5 million or 1.09% of total loans at September 30, 2005 and $6.0 million or 1.09% of total loans at December 31, 2005. The provision for credit losses was $711 thousand for the three months ended September 30, 2006 as compared to $424 thousand for the same period in 2005, the increase being attributable to the problem loan relationship mentioned above.  For the third quarter of 2006, the Company had net recoveries of $22 thousand as compared to net charge-offs of $83 thousand for the same period in 2005.

Total noninterest income was $2.9 million for the first nine months of 2006 as compared to $3.2 million for the same period in 2005, a decline of 8%. Excluding investment securities gains of $85 thousand for the first nine months in 2006 and $281 thousand for the same period in 2005, noninterest income declined by 2%.  This decline was due primarily to lower amounts of gains on the sale of SBA loans which amounted to $689 thousand for the first nine months in 2006 versus $730 thousand for 2005. For the three months ended September 30, 2006, total noninterest income was $1.2 million as compared to $1.2 million for the same period in 2005. Excluding investment securities losses of $71 thousand for the three months ended September 30, 2006 and net securities gains of $269 thousand for the three months ended September 30, 2005, noninterest income increased by 33% for the third quarter of 2006 as compared to the third quarter of 2005. This increase was due substantially to an increase in income from the sale of SBA loans.

Noninterest expenses increased from $14.1 million in the first nine months of 2005 to $16.1 million for the first nine months of 2006, an increase of 14%. The increase was attributable primarily to increases in staff levels, and related personnel cost increases, increased occupancy costs, due in part to new banking offices, and to higher  data processing costs, director fees, broker fees, software licensing fees and professional fees associated with a larger organization. The efficiency ratio, which measures the relationship of noninterest expenses to the sum of net interest income and noninterest income was 59.65% for the first nine months of 2006 as compared to 58.52% for the same period in 2005 and was 60.40% for the third quarter of 2006 as compared to 54.01% for the same period in 2005. These ratios increased due to both a decline in the net interest margin in 2006 as compared to 2005 and higher levels of noninterest expenses.  Non-interest expenses were $5.7 million for the third quarter of 2006, as compared to $4.7 million for 2005, a 20% increase, due substantially to the same factors mentioned above for the nine month period.

The combination of increases in net interest income from increased volumes offset somewhat by a slightly lower net interest margin, lower levels of noninterest income, an increase in the provision for credit losses and increases in noninterest expenses, resulted in improvement in net income for the first nine months of 2006 versus 2005 of 7%.

For the three month ended September 30, 2006 as compared to 2005, the combination of increases in net interest income from increased volumes offset by a slightly lower net interest margin, higher levels of noninterest income before investment gains and losses, offset by net investment losses as compared to net investments gains in the 2005 period, and significant increases in both the provision for credit losses and increases in noninterest expenses, resulted in a decline in net income during the three month period of 16%.

The ratio of average equity to average assets declined from 10.22% for the first nine of 2005 to 9.75% for the first nine months of 2006. As discussed below, the capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities.  The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources, which factors have been significant in the first nine months of 2006 versus 2005 (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first nine months of 2006 was $24.1 million compared to $20.9 million for the first nine months of 2005, a 15% increase. For the three months ended September 30, 2006, net interest income was $8.2 million as compared to $7.5 million for the same period in 2005, a 9% increase.

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

EAGLE BANCORP, INC.

AVERAGE BALANCES, INTEREST YIELDS AND RATES, AND NET INTEREST MARGIN

(dollars in thousands)

	Nine Months Ended September 30,
	2006			2005
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	2,386	$47	2.63%	$13,965	$331	3.17%
Loans (1)	565,380	33,357	7.89%	463,576	23,808	6.87%
Investment securities available for sale	73,846	2,408	4.36%	71,399	1,761	3.30%
Federal funds sold	17,970	658	4.90%	10,016	220	2.94%
Total interest earning assets	659,582	36,470	7.39%	558,956	26,120	6.25%

Total noninterest earning assets	44,216			39,362
Less: allowance for credit losses	6,249			4,822
Total noninterest earning assets	37,967			34,540
TOTAL ASSETS	$697,549			$593,496

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest bearing liabilities:
Interest bearing demand	$49,930	$147	0.39%	$59,389	$79	0.18%
Savings and money market	157,994	3,681	3.11%	135,147	1,487	1.47%
Time deposits	220,936	7,044	4.26%	164,687	3,242	2.63%
Customer repurchase agreements and federal funds purchased	32,780	866	3.53%	28,356	189	0.89%
Other short-term borrowings	15,207	676	5.94%	6,504	187	3.84%
Total interest bearing liabilities	476,847	12,414	3.48%	394,083	5,184	1.76%

Noninterest bearing liabilities:
Noninterest bearing demand	146,211			136,095
Other liabilities	6,465			2,650
Total noninterest bearing liabilities	152,676			138,745

Stockholders’ equity	68,026			60,668
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$697,549			$593,496

Net interest income		$24,056			$20,936
Net interest spread			3.91%			4.49%
Net interest margin			4.88%			5.01%

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

During the first nine months of 2006, a provision for credit losses was made in the amount of $1.4 million and the allowance for credit losses increased $1.1 million, including the impact of $357 thousand in net charge-offs during the period. The provision of $1.4 million in the first nine months of 2006 compared to a provision of $1.3 million in the first nine months of 2005.

During the three months ended September 30, 2006, a provision for credit losses was made in the amount of $711 thousand and the allowance for credit losses increased $733 thousand, including the impact of $22 thousand in net recoveries during the three month period. The provision for credit losses of $711 thousand in the three months ended September 30, 2006 compared to $424 thousand in the same three months of 2005. The higher level of the provision in the third quarter of 2006 is primarily attributable to reserves provided for a significant commercial lending relationship (approximating $1.9 million) identified as a problem loan in the quarter which is partially secured by real estate and other business assets.

At September 30, 2006, the Company had $2.1 million of loans classified as nonperforming as compared to $2.4 million at June 30, 2006, $491 thousand at December 31, 2005 and $211thousand at September 30, 2005.  The Company had no restructured loans at either, September 30, 2006, December 31, 2005 or September 30, 2005. Significant variation in these amounts may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. The Company had no Other Real Estate Owned (OREO) at either September 30, 2006, December 31, 2005 or September 30, 2005. The balance of impaired loans was $2.1 million (which includes the $1.9 million commercial loan relationship identified above) at September 30, 2006, with specific reserves against those loans of $678 thousand, compared to $211 thousand of impaired loans at September 30, 2005 with specific reserves of $27 thousand. The allowance for loan losses represented 1.19% of total loans at September 30, 2006 as compared to 1.09% at both December 31, 2005 and September 30, 2005. This increase in the ratio of the allowance was due to two factors as follows: additional reserves provided in the third quarter of 2006 for a large problem commercial loan relationship identified in August 2006 and to a slight increase in the environmental factors of the non-specific reserve component related to various factors including potential impacts of higher interest rates on debt service capacity and on real estate values.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended
	September 30,
(dollars in thousands)	2006	2005
Balance at beginning of year	$5,966	$4,240
Charge-offs:
Commercial	(369)	(82)
Real estate – commercial	—	—
Construction	—	—
Home equity	(15)	—
Other consumer	(5)	(11)
Total charge-offs	(389)	(93)

Recoveries:
Commercial	27	38
Real estate – commercial	—	—
Construction	—	—
Home equity	—	—
Other consumer	5	—
Total recoveries	32	38
Net (charge-offs) recoveries	(357)	(55)

Additions charged to operations	1,437	1,311
Balance at end of period	$7,046	$5,496

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.08%	0.02%

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	As of September 30,		As of December 31,
	2006		2005
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$3,190	21%	$2,594	22%
Real estate – commercial	2,596	52%	2,395	52%
Real estate – residential	34	1%	48	0%
Construction - commercial and residential	926	16%	602	16%
Home equity	190	9%	176	9%
Other consumer	110	1%	84	1%
Unallocated	—		86
Total loans	$7,046	100%	$5,985	100%

(1) Represents the percent of loans in each category to total loans

Nonperforming Assets

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, restructured loans and other real estate owned, totaled $2.1 million at September 30, 2006, compared to $491 thousand at December 31, 2005 and $211 thousand at September 30, 2005. The percentage of nonperforming loans to total loans was 0.35% at September 30, 2006, compared to 0.09% at December 31, 2005 and 0.04% at September 30, 2005.

The following table shows the amounts of nonperforming assets at the dates indicated.

	September 30,		December 31,
(dollars in thousands)	2006	2005	2005
Non-accrual Loans
Commercial	$2,011	$211	$362
Consumer	—	—	129
Real estate	—	—	—
Accrual loans-past due 90 days
Commercial	53	—	—
Consumer	—	—	—
Real estate	—	—	—
Restructured loans	—	—	—

Real estate owned	—	—	—
Total non-performing assets	$2,064	$211	$491

The increase in the level of non-accrual loans at September 30, 2006 as compared to December 31, 2005 was due to the one large commercial loan relationship previously mentioned that was identified in August 2006. Also in the third quarter of 2006, a non-accrual real estate secured loan at June 30, 2006 was returned to accrual status based on securing additional equity in the project and receipt of past due amounts.

At September 30, 2006, there were an additional $4.9 million of performing loans considered potential problem loans, defined as loans which are not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories.

Noninterest Income

Noninterest income consists primarily of deposit account service charges, gains on the sale of SBA and residential mortgage loans, other noninterest loan fees, income from bank owned life insurance (“BOLI”), investment gains and losses and other service fees. For the nine months ended September 30, 2006, noninterest income was $2.9 million. This compared to $3.2 million of noninterest income for the nine months ended September 30, 2005, a decline of 8%. Excluding net securities gains of $85 thousand during the first nine months of 2006 and $281 thousand during the same period in 2005, noninterest income declined by 2% due primarily to a lower amount of gains on the sale of SBA loans.

Noninterest income was $1.2 million for both the three months ended September 30, 2006 and 2005.  Excluding net securities losses of $71 thousand during the three months ended September 30, 2006 and net securities gains of $269 thousand during the same period in 2005, noninterest income increased by 33% due primarily to higher amounts of  gains on the sale of SBA loans and to increases in deposit service charges.

The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $689 thousand for the nine months ended September 30, 2006 compared to $730 thousand for the nine months ended September 30, 2005. For the three months ended September 30, 2006, gains on the sale of SBA loans amounted to $520 thousand as compared to $213 thousand for the same period in 2005. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. EagleBank has been recognized as the leading community bank SBA lender in its marketplace and continued emphasis is anticipated.

The Company also originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $170 thousand in the first nine months of 2006 compared to $195 thousand in the same period in 2005. For the three months ended September 30, 2006, gains on the sale of residential mortgage loans were $97 thousand as compared to $71 thousand for the same three months of 2005. The Company is making  efforts to expand residential mortgage lending and associated sale of these assets on a servicing released basis.

Income for the nine months ended September 30, 2006 was $1.0 million from deposit account service charges, $151 thousand from SBA loan service fees and $298 thousand from BOLI, versus $866 thousand from deposit account service charges, $152 thousand from SBA service fees and $301 thousand from BOLI for the nine months ended September 30, 2005. Income for the three months ended September 30, 2006 was $369 thousand from deposit account service charges, $47 thousand from SBA loan service fees and $101 thousand from BOLI, versus $273 thousand from deposit account service charges, $54 thousand from SBA service fees and $98 thousand from BOLI for the three months ended September 30, 2005. Other noninterest income which comprises primarily loan commitment fees on terminated transactions, and loan prepayment fees, amounted to $473 thousand for the first nine months of 2006, as compared to $640 thousand in the first nine months of 2005. Other noninterest income amounted to $153 thousand for the three months ended September 30, 2006, as compared to $261 thousand in the three months ended September 30, 2005. The increase in deposit service fees was primarily related to new relationships. The decrease in other non-interest income was due primarily to lesser amounts of loan prepayment and commitment fees on terminated transactions.

For the nine months ended September 30, 2006, net investment gains amounted to $85 thousand as compared to $281 thousand for the same periods in 2005. For the three months ended September 30, 2006, net investment losses amounted to $71 thousand as compared to net investment gains of $268 thousand for the same periods in 2005. The gross gains in 2006 were from the sale of a banking company equity holding which had appreciated significantly since purchase and was not currently paying a dividend. The gross investment losses were undertaken for asset liability management purposes to better position the portfolio for expected changes in interest rates.

Noninterest Expense

Total noninterest expense was $16.1 million for the nine months ended September 30, 2006 compared to $14.1 million for the nine months ended September 30, 2005, an increase of 14%.

For the three months ended September 30, 2006, noninterest expense was $5.7 million versus $4.7 million for the same period in 2005, a 20% increase.

Salaries and benefits were $9.1 million for the first nine months of 2006, as compared to $7.7 million for 2005, an 18% increase. For the three months ended September 30, 2006, salaries and benefits amounted to $3.1 million versus $2.5 million for the same period in 2005, a 26% increase. This increase was due to staff additions and related personnel costs, as well as to share based compensation under new accounting expensing rules which commenced January 1, 2006, which amounted to $67 thousand pre-tax for the three months ended September 30, 2006 and $271 thousand pre-tax for the first nine months of 2006 as compared to no expense in 2005. Refer to Note 7 above under “Share Based Compensation” for further details on this expense. At September 30, 2006, the Company’s staff numbered 161, as compared to 153 at June 30, 2006 and 138 at September 30, 2005.

Premises and equipment expenses amounted to $2.8 million for the nine months ended September 30, 2006 versus $2.5 million for the same period in 2005. This increase of 13% was due to a new banking office opened in mid May 2006 and to ongoing operating expense increases associated with the Company’s facilities, all of which are leased, and to increased equipment costs. For the three months ended September 30, 2006, premises and equipment expenses amounted to $1.1 million versus $851 thousand for the same period in 2005.

Advertising costs increased slightly from $344 thousand in the nine months ended September 30, 2005 to $366 thousand in the same period in 2006, an increase of 6%.  For the three months ended September 30, 2006, advertising expenses amounted to $102 thousand versus $137 thousand for the same period in 2005, a decrease of 26%. The increase for the nine month period was associated primarily with increased ongoing product promotions including deposit rate advertising, announcements of a new banking office and general image advertising. The Bank also introduced a new remote deposit product in the quarter ended June 30, 2006 which contributed to the increased costs in the nine month period in 2006 as compared to 2005. The decline in the three month period ended September 30, 2006 as compared to 2005 reflected in part lesser deposit rate advertising.

Outside data processing costs were $655 thousand for the first nine months of 2006, as compared to $574 thousand in 2005, an increase of 14%. For the three months ended September 30, 2006, outside data processing costs amounted to $219 thousand versus $189 thousand for the same period in 2005, an increase of 16%. The increase was due to increases in numbers of accounts and services.

Other expenses increased from $3.0 million in the first nine months of 2005 to $3.2 million for the nine months ended September 30, 2006, or an increase of 6%. For the three months ended September 30, 2006, other expenses amounted to $1.2 million versus $1.1 million for the same period in 2005, an increase of 7%. The major components of costs in this category include professional fees, including audit and accounting, ATM expenses, telephone, courier, printing, business development, office supplies, charitable contributions, director fees and dues.  For the first nine months of 2006, as compared to 2005, the significant increases in this category were primarily director fees, broker fees, licensing fees for new products and services and special audit engagement services.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (termed effective tax rate) increased to 37.9% in the first nine months of 2006 as compared to 36.9% for the same period in 2005. For the three months ended September 30, 2006, the effective tax rate was 37.2% as compared to 37.0% for the same period in 2005.  The increase in the nine and three month periods of 2006 as compared to the same period in 2005 was due to the expensing of stock based compensation which expense is partially non-deductible, and to the use of a 35% marginal federal income tax rate in 2006 as compared to a 34% marginal federal income tax rate in 2005.

FINANCIAL CONDITION

Summary

At September 30, 2006, assets were $727.4 million, loans were $591.2 million, deposits were $588.2 million, customer repurchase agreements and other borrowings were $61.0 million and stockholders’ equity was $70.6 million. As compared to December 31, 2005, assets grew by $55.1 million (8.2%), loans by $42.0 million (7.6%), deposits by $19.3 million (3.3%), customer repurchase agreements and other borrowings by $28.8 million (89.7%) and stockholders’ equity by $5.6 million (8.6%). The decline in total deposits at September 30, 2006 as compared to June 30, 2006 was due substantially to the withdrawal of a large short-term deposit that occurred in June, 2006.

The Company paid a cash dividend of $0.06 per share in the third quarter of 2006 and $0.05 per share for the third quarter of 2005, as adjusted for the 1.3 to 1 stock split paid in July 2006.

Loans

Loans, net of unamortized deferred fees and costs, at September 30, 2006, December 31, 2005 and September 30, 2005 by major category are summarized below:

	As of September 30,		As of December 31,		As of September 30,
	2006		2005		2005
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$124,771	21%	$118,928	22%	$115,140	23%
Real estate mortgage – commercial (1)	307,917	52%	284,667	52%	259,496	51%
Real estate mortgage – residential	3,824	1%	1,130	0%	1,627	0%
Construction - commercial and residential	95,757	16%	90,035	16%	75,380	15%
Home equity	55,164	9%	50,776	9%	48,474	10%
Other consumer	3,799	1%	3,676	1%	4,173	1%
Total loans	591,232	100%	$549,212	100%	504,290	100%
Less: Allowance for Credit Losses	(7,046)		(5,985)		(5,496)
Net Loans and Leases	$584,186		$543,227		$498,794

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

For the nine months ending September 30, 2006, noninterest bearing deposits declined $21.1 million due primarily to seasonal factors, a slower environment for real estate settlements and clients seeking better yields, while interest bearing deposits increased by $40.4 million, primarily due to growth in time deposits.

Approximately 40% of the Bank’s deposits at September 30, 2006 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand, although some exceptions have been made for large deposit transactions. From time to time, when appropriate in order to fund strong loan demand, the Bank accepts certificates of deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line. These deposits amounted to $2.0 million or less than 1% of total deposits at September 30, 2006, as compared to $12.0 million of deposits at September 30, 2005 and $11.0 million at December 31, 2005.  The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired.

At September 30, 2006, the Company had $144.0 million in noninterest bearing demand deposits, representing 24% of total deposits. This compared to $165.1 million of these deposits at December 31, 2005, the lower balances due substantially to seasonal declines in commercial deposits and to a slowdown in real estate settlement activity in a higher interest rate environment.  These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $36.0 million at September 30, 2006 compared to $32.1 million at December 31, 2005. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At September 30, 2006, the Company had $10 million outstanding under its lines of credit provided by  correspondent banks as compared to no balances outstanding at December 31, 2005. Also, the Bank had $15.0 million of FHLB advances outstanding at September 30, 2006, as compared to no balances outstanding at December 31, 2005. These advances are secured by a blanket lien on qualifying loans in the Bank’s commercial mortgage loan portfolio. The Bank obtained advances during the second quarter of 2006 to compensate for weaker seasonal flows in core deposits.

Liquidity Management

Liquidity is a measure of the Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, interest bearing deposits with other banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s entire investment securities portfolio is in an available-for-sale status which allows it flexibility to generate cash from sales as needed to meet ongoing loan demand, subject to the realization of unrealized losses which may exist from time to time based on market interest rate movements subsequent to investment purchases.  These sources of liquidity are primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources. The Company maintains secondary sources of liquidity, which includes a $10 million line of credit with a correspondent bank, against which there were no amounts outstanding at September 30, 2006. Additionally, the Bank can purchase up to $47 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were $10 million outstanding at September 30, 2006. At September 30, 2006, the Bank was also eligible to take advances from the FHLB up to $59.4 million based on collateral at the FHLB, of which it had $15.0 million of advances outstanding at September 30, 2006. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

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

At September 30, 2006, under the Bank’s liquidity formula, it had $195 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

The following is a schedule of significant loan funding commitments at September 30, 2006:

(in thousands)
Unused lines of credit (consumer)	$54,793
Other commitments to extend credit	166,330
Standby letters of credit	4,691

Total	$225,814

In September 2006, the Bank signed a lease for approximately 7,400 square feet in a “to be constructed” office building adjacent to its headquarters building in Bethesda.  The minimum lease commitment is approximately $3.0 million and is subject to various approvals and other conditions.

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

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model (simulation analysis) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a “shock test”, which assumes a simultaneous change in interest rates up 100 and 200 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, and net income over the next twelve and twenty - four month periods and to the market value of equity impact. The Company’s analysis at September 30, 2006 shows a modest negative effect on income when interest rates are shocked up or down 100 and 200 basis points, due to the relatively balanced position between interest sensitive assets and liabilities. Interest rate declines would likely reduce income on earning assets more than the benefit of reductions in the cost of funds, potentially resulting in net interest margin contraction. The Company concluded in mid 2005, based on market factors and its recent experience, that larger increases in its retail deposit rate assumptions would likely occur in a rising interest rate environment and modified its model assumptions to reflect more rate sensitivity within the core deposit base. While the impact of higher interest rates continues to be viewed as generally positive to future net interest income, this assumption change sharply reduced the benefits of such higher interest rates assumptions, as compared to earlier analysis. In order to hedge somewhat the prospect that lower market interest rates might be negative to the Company’s net interest income and market value as evidenced by the balance sheet shock analysis at March 31, 2006, the Company lengthened the duration of its assets (both investments and loans) in the second quarter of 2006 and its investments in the third quarter of 2006. Additionally, changes in the deposit portfolio mix during the first nine months of 2006 toward more time deposits has had the effect of increasing the amount of rate sensitive deposits at September 30, 2006 as compared to December 31, 2005. Also, the Company made new variable rate FHLB advances in the second quarter of 2006 indexed to the prime lending rate, further increasing the amount of variable rate funding. The overall impact of these actions and deposit mix changes in 2006 has been to increase the negative mismatch within 12 months and reduce the Company’s exposure to lower market interest rates over the next 12-24 months at September 30, 2006 as compared to the exposure that existed at December 31, 2005.

The following table reflects the result of a shock simulation on the September 30, 2006 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in Market Value of Portfolio Equity
+200	- 0.9%	-2.3%	- 5.2%
+100	+0.0%	-1.1%	-2.5%
0	—	—	—
-100	-0.3%	-0.6%	+0.5%
-200	-1.6%	-4.4%	-1.8%

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

The current interest rate environment is signaling a high probability of stable interest rates with some probability that the Federal Reserve will lower the targeted federal funds rate by December 2006. In this environment, management has been extending the duration of assets (both investments and loans) and emphasizing the acquisition of variable rate liabilities. This strategy has mitigated the Company’s exposure to lower interest rates as measured at September 30, 2006 as compared to the position at March 31, 2006. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the rate sensitivity of the Company.  A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At September 30, 2006, the Company had a positive cumulative GAP position of approximately 8% of total assets out to three months and a negative cumulative GAP position of 13% out to 12 months, as compared to a three month positive GAP of 14% and a negative cumulative GAP out to 12 months of 1% at March 31, 2006. The change in the GAP position at September 30, 2006 as compared to March 31, 2006 relates primarily to increases in the duration of assets, changes in the mix of deposits toward more time deposits with maturities within 12 months and the acquisition of variable rate FHLB advances tied to the prime lending rate.  As earlier discussed, these changes were intended to mitigate the Company’s exposure to lower market interest rates whose probability increased in the second quarter of 2006. The current position is within guideline limits established by ALCO.

If interest rates continue to rise, the Bank’s interest income and margin are expected to be stable because of the present positive mismatch position out to 180 days combined with a more competitive business environment for both deposits and loans. Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the rise in the cost of liabilities may be greater than anticipated by the GAP model. If this were to occur, the benefits of a rising interest rate environment may not be in accordance with management’s expectations. If interest rates decline, the Company’s interest rate sensitivity position at September 30, 2006 as compared to March 31, 2006 shows a reduced exposure, within established policy limits established by ALCO. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP Analysis

September 30, 2006

(dollars in thousand)

						Total Rate	Non-
Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Sensitive	sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investments and bank deposits	$14,786	$5,815	$39,768	$17,656	$5,446	$83,471
Loans (1)	311,530	43,669	114,141	110,736	16,981	597,057
Fed funds and other short-term investments	3,953	—	—	—	—	3,953
Other earning assets	11,420	—	—	—	—	11,420
Total	$341,689	$49,484	$153,909	$128,392	$22,427	$695,901	$31,466	$727,367

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$6,029	$19,499	$35,146	$83,289	—	$143,963
Interest bearing transaction	18,095	—	12,064	12,064	18,095	60,318
Savings and money market	144,371	—	526	351	1,581	146,829
Time deposits	50,866	182,607	2,795	809	—	237,077
Customer repurchase agreements	35,974	—	—	—	—	35,974
Other borrowings	25,000	—	—	—	—	25,000
Total	$280,335	$202,106	$50,531	$96,513	$19,676	$649,161	$7,639	$656,800
GAP	$61,354	$(152,622)	$103,378	$31,879	$2,751	$46,740
Cumulative GAP	$61,354	$(91,268)	$12,110	$43,989	$46,740

Cumulative gap as percent of total assets	8.44%	(12.55)%	1.66%	6.05%	6.43%

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

Under guidance proposed by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans would be expected to maintain higher level of risk management and, potentially, higher levels of capital. At this time, there can be no assurance as to whether the proposed guidance will be adopted, the form or requirements of any final guidance, or the manner in which the guidance will be implemented.  It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital, and may adversely affect shareholder returns.

Capital

The actual capital amounts and ratios for the Company and Bank as of September 30, 2006 and  September 30, 2005 are presented in the table below:

					For Capital	Well Capitalized Ratio Under
	Company	Company	Bank	Bank	Adequacy	Prompt Corrective
	Actual	Actual	Actual	Actual	Purposes	Action Provisions**
Dollars in thousands	Amount	Ratio	Amount	Ratio	Ratio	Ratio

As of September 30, 2006

Total capital to risk-weighted assets	$77,988	12.13%	$69,668	10.96%	8.00%	10.00%

Tier 1 capital to risk-weighted assets	$70,942	11.04%	$62,658	9.86%	4.00%	6.00%

Tier 1 capital to average assets (leverage)	$70,942	9.89%	$62,658	8.83%	3.00%	5.00%

As of September 30, 2005

Total capital to risk-weighted assets	$69,384	12.57%	$60,012	11.02%	8.00%	10.00%

Tier 1 to risk-weighted assets	$63,888	11.58%	$54,534	10.01%	4.00%	6.00%

Tier 1 capital to average assets (leverage)	$63,888	10.18%	$54,534	8.85%	3.00%	5.00%

** Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company.  At September 30, 2006, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk”.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A – Risk Factors

There have been no material changes as of September 30, 2006 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as set forth in Item 1A in the Company’s Form 10Q for the quarterly period ended June 30, 2006.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable.

(c) Issuer Purchases of Securities.	None

Item 3 – Defaults upon Senior Securities	None

Item 4 – Submission of Matters to a Vote of Security Holders	None

Item 5 – Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (2)
10.1	1998 Stock Option Plan (3)
10.2	Employment Agreement between Michael T. Flynn and the Company (4)
10.3	Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4	Employment Agreement between Ronald D. Paul and the Company (4)
10.5	Director Fee Agreement between Leonard L. Abel and the Company (4)
10.6	Employment Agreement between Susan G. Riel and the Bank (4)
10.7	Employment Agreement between Martha F. Tonat and the Bank (4)
10.8	Employment Agreement between Wilmer L. Tinley and the Bank (4)
10.9	Employee Agreement for James H. Langmead (5)
10.10	Employee Stock Purchase Plan (6)
10.11	2006 Stock Plan (7)
10.12	Amendment to Employment Agreement for Michael T. Flynn
10.13	Amendment to Employment Agreement for Thomas D. Murphy
10.14	Amendment to Employment Agreement for Susan G. Riel
11	Statement Regarding Computation of Per Share Income
21	Subsidiaries of the Registrant
31(a)	Rule 13a-14(a) Certification of Ronald D. Paul
31(b)	Rule 13a-14(a) Certification of Wilmer L. Tinley
31(c)	Rule 13a-14(a) Certification of Michael T. Flynn
31(d)	Rule 13a-14(a) Certification of James H. Langmead
32(a)	Section 1350 Certification of Ronald D. Paul
32(b)	Section 1350 Certification of Wilmer L. Tinley
32(c)	Section 1350 Certification of Michael T. Flynn
32(d)	Section 1350 Certification of James H. Langmead

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

(5)             Incorporated by reference to exhibits of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

(6)             Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-116352)

(7)             Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 9No. 333-135072)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 6, 2006	By:	/s/ Ronald D. Paul
Ronald D. Paul, President and Chief Executive Officer

Date: November 6, 2006	By:	/s/ Wilmer L. Tinley
Wilmer L. Tinley, Senior Vice President and
Chief Financial Officer