Form 10-K
period 2006-12-31
EAGLE BANCORP INC
filed 2007-03-13
CIK 1050441

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 0-25923

Eagle Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	52-2061461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
7815 Woodmont Avenue, Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code:  (301) 986-1800

Securities registered pursuant to Section 12(b) of the Act: Common Stock  $.01 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act. Yes  ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No ☒

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2006 was approximately $152 million.

As of March 7, 2007, the number of outstanding shares of the Common Stock, $.01 par value, of Eagle Bancorp, Inc. was 9,501,172.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of  the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2007 are incorporated by reference in part III hereof.

Form 10-K Cross Reference Sheet

The following shows the location in this Annual Report on Form 10-K or the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2007, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See “Business” at Pages 58 through 61.
	Item 1A.	Risk Factors. See “Risk Factors” at Pages 61 through 66.
	Item 1B.	Unresolved Staff Comments. None
	Item 2.	Properties. See “Properties” at Page 72.
Item 3.

Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

	Item 4.	Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2006.
PART II	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See “Market for Common Stock and Dividends” at Pages 28 though 29.
	Item 6.	Selected Financial Data. See “Six Year Summary of Financial Information” at Page 4.
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” at Pages 5 through 27.
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See “Interest Rate Risk Management—Asset/Liability Management and Quantitative and Qualitative Disclosure About Market Risk” at Page 23.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Pages 30 through 57.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A.	Controls and Procedures. See “Controls and Procedures” at Page 73 and “Management Report on Internal Control Over Financial Reporting” at Page 74.
	Item 9B.	Other Information. None.

PART III	Item 10.

Directors, Executive Officers and Corporate Governance. The information required by this Item is incorporated by reference to, the material appearing under the captions “Election of Directors”; “Executive Officers who are Not Directors”; and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement. The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Zandra Nichols, Corporate Secretary, Eagle Bancorp, Inc., 7815 Woodmont Avenue, Bethesda, Maryland 20814.

Item 11.

Executive Compensation. The information required by this Item is incorporated by reference to the material appearing under the captions “Election of Directors—Director’s Compensation”; “—Executive Compensation” and “—Report of the Compensation Committee” in the Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The information required by this Item is incorporated by reference to the material appearing under the caption “Voting Securities and Principal Shareholders” in the Proxy Statement.

Item 13.

Certain Relationships and Related Transactions and Director Independence. The information required by this Item is incorporated by reference to the material appearing under the caption “Election of Directors—Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.

Principal Accountant Fees and Services. The information required by this Item is incorporated by reference to the material appearing under the caption “Independent Registered Public Accounting Firm—Fees Paid to Independent Accounting Firm” in the Proxy Statement.

PART IV	Item 15.	Exhibits and Financial Statement Schedules. See “Exhibits and Financial Statements” at Page 76.

Six Year Summary of Selected Financial Data

The following table shows selected historical consolidated financial data for Eagle Bancorp (“the Company”). It should be read in conjunction with the Company’s audited consolidated financial statements appearing elsewhere in this report.

	Year Ended December 31,						5 Year Compound
	2006	2005	2004	2003	2002	2001	Growth Rate
	(dollars in thousands except per share data)
Selected Balances—Period End
Total assets	$773,451	$672,252	$553,453	$442,997	$347,829	$236,833	27%
Total stockholders’ equity	72,916	64,964	58,534	53,012	20,028	17,132	34%
Total loans	625,773	549,212	415,509	317,533	236,860	182,256	28%
Total deposits	628,515	568,893	462,287	335,514	278,434	195,688	26%
Selected Balances—Averages
Total assets	$712,297	$610,245	$487,853	$375,802	$292,921	$198,843	29%
Total stockholders’ equity	68,973	61,563	55,507	34,028	18,381	16,615	33%
Total loans	575,854	479,311	353,537	266,811	210,303	149,056	31%
Total deposits	585,621	512,416	397,788	292,953	237,910	166,118	29%
Results of Operations
Interest income	$50,318	$36,726	$24,195	$18,403	$16,661	$14,121	29%
Interest expense	17,880	8,008	4,328	3,953	5,170	5,998	24%
Net interest income	32,438	28,718	19,867	14,450	11,491	8,123	32%
Provision for credit losses	1,745	1,843	675	1,175	843	979	12%
Net interest income after provision for credit losses	30,693	26,875	19,192	13,275	10,648	7,144	34%
Noninterest income	3,846	3,998	3,753	2,850	2,107	1,324	24%
Noninterest expense	21,824	18,960	14,952	11,007	8,530	6,445	28%
Income before taxes	12,715	11,913	7,993	5,118	4,225	2,023	44%
Income tax expense	4,690	4,369	2,906	1,903	1,558	269	77%
Net income	8,025	7,544	5,087	3,215	2,667	1,754	36%
Dividends declared	2,147	1,994	—	—	—	—
Per Share Data(1)
Net income, basic	$0.85	$0.82	$0.56	$0.49	$0.54	$0.36	19%
Net income, diluted	0.81	0.77	0.53	0.46	0.51	0.34	19%
Book value	7.69	6.95	6.38	5.85	4.09	3.50	17%
Dividends declared per share	0.23	0.22	—	—	—	—
Dividend payout ratio(3)	27.06%	26.83%	—	—	—	—
Financial Ratios
Return on average assets	1.13%	1.24%	1.04%	0.86%	0.91%	0.88%
Return on average equity	11.63%	12.25%	9.16%	9.45%	14.51%	10.56%
Average equity to average assets	9.68%	10.09%	11.38%	9.05%	6.28%	8.36%
Net interest margin	4.81%	4.99%	4.35%	4.14%	4.16%	4.31%
Efficiency ratio(2)	60.15%	57.95%	63.30%	63.62%	62.73%	68.22%

(1)             Adjusted for all years presented giving retroactive effect to stock splits in the form of 30% stock dividends paid on July 5, 2006 and February 28, 2005 and a seven for five stock split in the form of a 40% stock dividend paid on June 15, 2001.

(2)             Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(3)             Computed by dividing dividends declared per share by net income per share.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Eagle Bancorp, Inc. (the “Company”) and its subsidiary, EagleBank (the “Bank”). This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, and full-service alternative to the super regional financial institutions, which dominate our primary market area. Our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has six offices serving Montgomery County and three offices in the District of Columbia. In May 2006, the Bank opened its newest branch in Chevy Chase, Montgomery County, Maryland. In July 2006, the Company formed Eagle Commercial Ventures, LLC as a direct subsidiary to provide subordinate financing for the acquisition, development and construction of real estate projects, where the  primary financing would be provided by EagleBank.

The Company offers a broad range of commercial banking services to our business and professional clients as well as full service consumer banking services to individuals living or working in the service area. We emphasize providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near our primary service area. A full range of retail banking services are offered to accommodate the individual needs of both business customers as well as the community we serve. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. We have developed significant expertise and commitment as an SBA lender, have been designated a Preferred Lender by the Small Business Administration (SBA), and are the largest  community bank SBA lender in the Washington metropolitan area. In 2006, the Bank developed and began offering a remote deposit service which allows clients to facilitate and expedite deposit transactions through the use of electronic scanning devices.

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

The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as substandard, doubtful and loss, which are segregated from non-classified loans. Classified loans are assigned specific reserves based on an impairment analysis. Allowance factors relate to the level of the internal risk rating with non-classified loans exhibiting higher risk ratings receiving a higher allowance factor.

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

Beginning in January 2006, the Company adopted the provisions of SFAS No. 123R, which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock, performance based shares and the like. This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company’s practice is to utilize reasonable and supportable assumptions, which are reviewed with the appropriate Board Committee(s).

RESULTS OF OPERATIONS

Overview

The Company reported net income of $8.0 million for the year ended December 31, 2006, a 6% increase over net income of $7.5 million for the year ended December 31, 2005, as compared to $5.1 million for the year ended December 31, 2004.

Earnings per basic share were $0.85 for the year ended December 31, 2006, as compared to $0.82 for the year 2005 and $0.56 for the year 2004. Earnings per diluted share was $0.81 for the year ended December 31, 2006, as compared to $0.77 for the year 2005 and $0.53 for the year 2004.

For the three months ended December 31, 2006, the Company reported net income of $2.2 million as compared to $2.1 million for the same period in 2005. Earnings per basic share was $0.23 and $0.22 per diluted share for the three months ended December 31, 2006, as compared to $0.22 per basic share and $0.21 per diluted share for the same period in 2005.

Earnings per share for the three and twelve months ended December 31, 2005 and 2004 have been adjusted to reflect 1.3 for one stock splits in the form of 30% stock dividends effected on July 5, 2006 and February 26, 2005.

The Company had a return on average assets of 1.13% and a return on average equity of 11.63% for the year of 2006, as compared to returns on average assets and average equity of 1.24% and 12.25%, respectively, for the year of 2005 and 1.04% and 9.16% respectively, for the year of 2004.

The increase in net income for the twelve months ended December 31, 2006 as compared to the same period in 2005 can be attributed substantially to an increase of 13% in net interest income, resulting from an increase of 17% in average earning assets and a decline in the net interest margin of 18 basis points. Since June 2004, the Federal Reserve Bank increased the federal funds target rate by 425 basis points to 5.25% in seventeen interest rate increases of 25 basis points each. Through the year ended December 2005, the impact of these interest rate increases was to contribute to gains in the Company’s net interest margin as the higher interest rates impacted asset yields more than the higher interest rates impacted funding costs. For the twelve months ended December 31, 2006, the Company has experienced a decline in its net interest margin as the funding mix has shifted to more interest bearing deposits and borrowed funds and as the costs of those funds increased. For the twelve months ended December 31, 2006, average interest bearing liabilities funding average earning assets increased to 73% as compared to 70% for the twelve months of 2005. Additionally, while the average rate on earning assets for the twelve month period ended December 31, 2006 as compared to 2005 has risen by 108 basis points from 6.38% to 7.46%, the cost of interest bearing liabilities has increased by 164 basis points from 1.98% to 3.62%, resulting in a decline in the net interest spread from 4.40% for the twelve months ended December 31, 2005 to 3.84% for the twelve months ended December 31, 2006. The 18 basis point decline in the net interest margin during the same period has been less than the decline in the net interest spread as the Company continues to benefit from a significant amount of average noninterest bearing funding sources. For the twelve months ended December 31, 2006, average noninterest sources funding earning assets was $183 million as compared to $170 million for the same period in 2005. The combination of higher levels of market interest rates and the increase in noninterest funding sources has resulted in an increase in the value of noninterest sources funding earning assets from 59 basis points for the twelve months in 2005 to 98 basis points for the twelve months ended December 31, 2006.

As a result of competitive pressures, rates paid on deposits, which have been increasing to meet funding needs, may continue to have increases in future periods, which may not be offset by further increases in interest rates on earning assets. As a result of such potential margin compression, the Company’s earnings could be adversely impacted.

Loans, which generally have higher yields than securities and other earning assets, increased to 85% of average earning assets in the year 2006 from 83% of average earning assets for the year of 2005. Investment securities for the year of 2005 accounted for 12% of average earning assets as compared to 11% for the year of 2006. This decline in the proportion of average investment securities to average earning assets was directly related to average loan growth for the year 2006 exceeding the growth of average deposits and other funding sources.

The provision for credit losses was $1.7 million for the year of 2006 as compared to $1.8 million for the same period in 2005. This decline was largely attributable to a lesser amount of loan growth in the loan portfolio in 2006 as compared to 2005, offset by specific reserves being provided on a significant problem commercial loan relationship identified in August 2006. As discussed in the section on Allowance for Credit Losses, the Company had $357 thousand of net charge-offs in the year of 2006. This compared to net charge-offs of $98 thousand for the year of 2005. At December 31, 2006, the allowance for credit losses was $7.4 million or 1.18% of total loans, as compared to $6.0 million or 1.09% of total loans at  December 31, 2005. The provision for credit losses was $327 thousand for the three months ended December 31, 2006 as compared to $532 thousand for the same period in 2005, the decrease being attributable to a lesser amount of loan growth in the fourth quarter of 2006 as compared to 2005. For the fourth quarter of 2006, the Company had no net charge-offs or recoveries as compared to net charge-offs of $45 thousand for the same period in 2005.

Total noninterest income was $3.8 million for the year 2006 as compared to $4.0 million for 2005, a 4% decline. These amounts include net investment gains of $124 thousand for the year of 2006 and $279 thousand in 2005. Excluding gains on the sale of investment securities, noninterest income was $3.7 million in both 2006 and 2005. This result was due primarily to increased revenue on deposit service charges being effectively offset by lesser amounts of gains on the sale of SBA loans and SBA service fees. For the three months ended December 31, 2006, total noninterest income was $945 thousand as compared to $833 thousand for the same period in 2005. These amounts include net investment gains of $39 thousand for the three months ended December 31, 2006 as compared to net investment losses of

$2 thousand for the same quarter in 2005. Excluding gains on the sale of investment securities, noninterest income increased to $906 thousand for the fourth quarter of 2006, versus $835 thousand for the fourth quarter of 2005.

Noninterest expenses increased from $19.0 million for the year of 2005 to $21.8 million for the year of 2006, an increase of 15%. The increase was attributable primarily to increases in personnel and related benefit cost increases, the cost of share based compensation under new accounting rules effective January 1, 2006 ($345 thousand pre-tax), increased premises and equipment expenses, due in part to a new banking office and the relocation of another banking office, and to higher marketing and advertising costs, outside data processing costs and professional fees associated with a larger organization. For the year 2006, the efficiency ratio, which measures the ratio of noninterest expenses to the sum of net interest income and noninterest income (total revenue) was 60.15% as compared to 57.95% for the year of 2005. For the three months ended December 31, 2006, total noninterest expenses were $5.7 million, as compared to $4.9 million for the same period in 2005, an increase of 18%. This increase was due substantially to the same factors mentioned above which affected the increase for the full year 2006 over 2005.

The combination of increases in net interest income attributed to increases in the average volume of earning assets offset partially by a decline in the net interest margin, similar amounts of total noninterest income, lesser amounts of  provision for credit losses due to lesser growth, and increases in noninterest expenses, resulted in an  improvement in net income for the year of 2006 versus 2005 of 6% and for the three months ended December 31, 2006 versus 2005 of 4%.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings, which comprise federal funds purchased and advances from the Federal Home Loan Bank of Atlanta (“FHLBA”). Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income in 2006 was $32.4 million compared to $28.7 million in 2005 and $19.9 million in 2004.

The following table labeled “Average Balances, Interest Yields and Rates and Net Interest Margin” presents the average balances and rates of the various categories of the Company’s assets and liabilities. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that the net interest margin provides a better measurement of performance, since the net interest margin includes the effect of noninterest bearing sources in its calculation, which are significant factors in the Company’s financial performance. The net interest margin is net interest income (annualized) expressed as a percentage of average earning assets.

Average Balances, Interest Yields and Rates and Net Interest Margin

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$3,379	$212	6.27%	$12,168	$417	3.43%	$6,432	$152	2.36%
Loans(1)(2)	575,854	45,814	7.96%	479,311	33,478	6.98%	353,537	21,393	6.05%
Investment securities available for sale	75,181	3,277	4.36%	71,438	2,424	3.39%	70,720	2,195	3.10%
Federal funds sold	20,271	1,015	5.01%	12,281	407	3.31%	25,290	455	1.80%
Total interest earning assets	674,685	50,318	7.46%	575,198	36,726	6.38%	455,979	24,195	5.31%
Noninterest earning assets	44,090			40,073			35,810
Less: allowance for credit losses	6,478			5,026			3,936
Total noninterest earning assets	37,612			35,047			31,874
TOTAL ASSETS	$712,297			$610,245			$487,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$58,675	$204	0.35%	$61,230	$122	0.20%	$50,599	$72	0.14%
Savings and money market	152,162	5,174	3.40%	138,844	2,504	1.80%	121,477	1,185	0.98%
Time deposits	229,719	10,225	4.45%	171,827	4,837	2.82%	122,864	2,498	2.03%
Total interest bearing deposits	440,556	15,603	3.54%	371,901	7,463	2.01%	294,940	3,755	1.27%
Customer repurchase agreements and federal funds purchased	32,968	1,199	3.64%	29,341	350	1.19%	20,258	105	0.52%
Other short-term borrowings	12,596	639	5.07%	3,964	195	4.92%	5,271	171	3.24%
Long term borrowings	7,888	439	5.57%	—	—	—	7,210	297	4.12%
Total interest bearing liabilities	494,008	17,880	3.62%	405,206	8,008	1.98%	327,679	4,328	1.32%
Noninterest bearing liabilities:
Noninterest bearing demand	145,065			140,515			102,848
Other liabilities	4,251			2,961			1,819
Total noninterest bearing liabilities	149,316			143,476			104,667
Stockholders’ equity	68,973			61,563			55,507
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$712,297			$610,245			$487,853
Net interest income		$32,438			$28,718			$19,867
Net interest spread			3.84%			4.40%			3.99%
Net interest margin			4.81%			4.99%			4.35%

(1)             Includes loans held for sale.

(2)             Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges in interest income on loans totaled $2 million, $1.2 million and $595 thousand for 2006, 2005, and 2004 respectively.

The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2006 as compared to 2005 is due to growth in the volume of earning assets and a decrease in the margin earned on earning assets. For 2005 over 2004, the increase in net interest income was a function of both increased volume of earning assets and increases in the net interest margin.

Rate/Volume Analysis of Net Interest Income

	2006 compared with 2005			2005 compared with 2004
	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
	(dollars in thousands)
Interest earned on:
Loans	$6,743	$5,593	$12,336	$7,611	$4,474	$12,085
Investment securities	127	726	853	22	207	229
Interest bearing bank deposits	(301)	96	(205)	136	129	265
Federal funds sold	265	343	608	(234)	186	(48)
Total interest income	6,834	6,758	13,592	7,535	4,996	12,531
Interest paid on:
Interest bearing transaction	(5)	87	82	15	35	50
Savings and money market	240	2,430	2,670	169	1,150	1,319
Time	1,630	3,758	5,388	995	1,344	2,339
Customer repurchase agreements	43	806	849	47	198	245
Other borrowings	864	19	883	(339)	66	(273)
Total interest expense	2,772	7,100	9,872	887	2,793	3,680
Net interest income	$4,062	$(342)	$3,720	$6,648	$2,203	$8,851

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

During the year of 2006, a provision for credit losses was made in the amount of $1.7 million and the allowance for credit losses increased $1.4 million, including the impact of net charge-offs of $357 thousand during the period. The provision for credit losses of $1.7 million for the year 2006 compared to a provision for credit losses of $1.8 million for the year 2005 and $675 thousand for the year 2004. The lower provision in 2006 is attributable primarily to three factors: a lower amount of net loan growth in 2006 as compared to 2005 offset in part by a specific loan provision in the third quarter of 2006 associated with a large commercial lending relationship, and a slight change in the mix of the loan portfolio toward more real estate—commercial and construction credits during the year (70% versus 68%). For the three months ended December 31, 2006, a provision for credit losses was made in the amount of $327 thousand, as compared to $532 thousand for the same period in 2005, the lower provision being due to lesser growth in the portfolio in the three months ended December 31, 2006 as compared to the same period in 2005, and to accommodate a higher level of net-charge offs in the fourth quarter of 2005. For the fourth quarter of 2005, net charge-offs amounted to $45 thousand as compared to no net charge-offs for the same period in 2006.

The provision for credit losses was $1.8 million in 2005 compared to $675 thousand in 2004. The higher provision for 2005, was due substantially to a 32% growth rate in the loan portfolio during the year.

The maintenance of a high quality loan portfolio, with an adequate allowance for credit losses will continue to be a primary objective of the Company.

Non-Interest Income

Noninterest income consists of deposit account service charges, gains on the sale of SBA and residential mortgage loans, investment gains and losses, other noninterest loan fees, income from bank owned life insurance (“BOLI”) and other service fees. For the year ended December 31, 2006, noninterest income was $3.8 million. This compared to $4.0 million of noninterest income for the year ended December 31, 2005 and $3.8 million for the year ended December 31, 2004.

The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $813 thousand for the year ended December 31, 2006 compared to $933 thousand and $648 thousand for the years ended December 31, 2005 and 2004, respectively, as the Company continues to emphasize this lending activity. The decline in income in 2006 as compared to 2005 was due substantially to more competitive sales pricing while the increase in 2005 over 2004 primarily reflected an increased volume of loans sold. The Company also originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $301 thousand in 2006 compared to $312 thousand in 2005 and $304 thousand in 2004.

Net investment gains amounted to $124 thousand for 2006 as compared to $279 thousand for 2005 and $453 thousand for 2004. The Company sells securities in response to asset/liability management objectives.

Income for the year 2006 amounted to $1.4 million from deposit account service charges and $406 thousand from BOLI, versus $1.2 million from deposit account service charges and $401 thousand from BOLI for the year ended December 31, 2005 and $1.3 million from deposit account service charges and $385 thousand from BOLI for the year ended December 31, 2004. The increase in deposit service charges in 2006 over 2005 was due to additional volume and modifications of earnings credit rates. The decline in deposit service charges in 2005 versus 2004 was primarily related to a decline in overdraft fees but was also attributed to lower commercial deposit account service fees as the 2005 level of interest rates increased the earnings credit to commercial bank clients during the year 2005 as compared to 2004.

Other noninterest income which comprises other service charges, SBA service fees, title and settlement fees, and loan prepayment and commitment fees, amounted to $816 thousand for the year of 2006, $920 thousand for the year of 2005, and $708 thousand for the year of 2004, the decrease in 2006 as compared to 2005 due in part to lower amounts of commitment and prepayment fees.

Noninterest income was $945 thousand for the three months ended December 31, 2006 as compared to $833 thousand for the three months ended December 31, 2005 an increase of 13%. These amounts include a net investment gain of $39 thousand for the three months ended December 31, 2006 and a net investment loss of $2 thousand for the three months ended December 31, 2005. Excluding gains on the sale of investment securities, noninterest income was $906 thousand for the fourth quarter of 2006, versus $835 thousand for the fourth quarter of 2005, an increase of 9%, resulting primarily from an increase in deposit service fees for reasons discussed above relating to the year 2006 as compared to 2005.

Non-Interest Expense

Noninterest expense was $21.8 million for 2006, an increase of 15% as compared to $19.0 million for   2005 and $15.0 million for 2004.

Salaries and benefits were $12.2 million for the year of 2006, a 16% increase as compared to $10.5 million for 2005, and $8.2 million for 2004. This increase in 2006 over 2005 was due to additions to staff and related benefit costs, the cost of share based compensation under new accounting rules effective January 1, 2006 ($345 thousand pre-tax), partially offset by lower amounts of incentive based compensation. At December 31, 2006, the Bank had 171 full time equivalent employees as compared to 145 at December 31, 2005 and 119 at December 31, 2004.

Premises and equipment expenses amounted to $3.8 million for the year of 2006 versus $3.5 million for 2005. This increase of 11% was due primarily to a new banking office opened in May 2006, to the relocation of another office, and to ongoing operating expense increases associated with the Company’s facilities, all of which are leased, and increased equipment costs. Premises and equipment expense was $2.7 million for 2004.

Marketing and advertising costs increased from $473 thousand in 2005 to $587 thousand in 2006, an increase of 24%. This increase was associated primarily with increased advertising for deposit products and to special marketing efforts, including sponsorships, customer appreciation events and amounts expended to enhance the Bank’s web-site. Marketing and advertising cost was $280 thousand in 2004.

Outside data processing costs were $881 thousand for 2006, as compared to $769 thousand in 2005, or an increase of 14%. The higher costs were due primarily to added system capabilities and to higher processing volumes. Outside data processing costs were $652 thousand for 2004.

Legal and consulting expenses were $448 thousand for 2006 as compared to $674 thousand in 2005 and $434 thousand in 2004. The lower cost in 2006 as compared to 2005 related to a significant consulting arrangement in 2005 related to a companywide initiative on relationship management and attendant systems.

Other expenses, increased to $3.8 million in 2006 from $3.1 million for 2005. The major components of costs in this category include ATM expenses, telephone, courier, printing, business development, office supplies, charitable contributions, and dues. Other expenses were $2.7 million for 2004.

Noninterest expenses were $5.7 million for the three months ended December 31, 2006 compared to $4.9 million for the three months ended December 31, 2005, an increase of 18%. The same factors which contributed to increased noninterest expense for the year of 2006 over 2005 mentioned above also contributed substantially to the increase in noninterest expenses for the three months ended December 31, 2006, as compared to the same period in 2005.

Commencing in 2007, the Bank will be required to pay, along with all other depository institutions insured by the FDIC, deposit insurance premiums. The Bank has never paid deposit insurance premiums before. The premium is expected to be in the range of 5-7 basis points on the Bank’s assessable deposit base. While the Bank may seek to adjust interest rates paid on deposits to reflect the payment of premiums, competitive pressures may limit its ability to do so. Institutions which are older and larger than the Bank may have substantial premium credits which may temporarily offset all or part of those institutions premium payments, which may enable them to more aggressively price deposits. If the Bank is unable to price the deposit premium into deposit rates, the payment of premiums is likely to have an adverse affect on earnings.

Income Tax Expense

The Company recorded income tax expense of $4.7 million in 2006 compared to $4.4 million in 2005, and $2.9 million in 2004, resulting in an effective tax rate of 36.9%, 36.7% and 36.3% respectively.

BALANCE SHEET ANALYSIS

Overview

At December 31, 2006, the Company’s total assets were $773.5 million, loans were $625.8 million, deposits were $628.5 million and stockholders’ equity was $72.9 million. As compared to December 31, 2005, assets grew in 2006 by $101.2 million (15%), loans by $76.6 million (14%), deposits by $59.6 million (10%) and stockholders’ equity by $8.0 million (12%).

The Company declared cash dividends of $0.23 per share for the year 2006 and $0.22 per share for the year 2005.

Securities

The investment securities portfolio is comprised primarily of U.S. Agency debt securities (64%) with final maturities to seven years and an average life of 3.1 years. This portfolio includes $4.3 million of structured notes. The remaining debt securities portfolio consists primarily of seasoned mortgage pass-through securities which have average expected lives of 3.4 years with contractual maturities of the underlying mortgages of up to thirty years. The remaining securities portfolio consists of equity investments, some of which are required by regulatory mandates (Federal Reserve and Federal Home Loan Bank stocks) and the remaining equities of a few community based banking companies.

At December 31, 2006, the investment portfolio amounted to $91.1 million as compared to a balance of $68.1 million at December 31, 2005, an increase of 34%. The investment portfolio is managed to achieve goals related to income, liquidity, interest rate risk management and providing collateral for customer repurchase agreements and other borrowing relationships.

The Company also has a portfolio of short-term investments utilized for asset liability management needs which consists of discount notes, money market investments, other bank certificates of deposit and similar instruments. This portfolio amounted to $4.9 million at December 31, 2006 as compared to $11.2 million at December 31, 2005.

The third element of the Company’s securities portfolio is federal funds sold which amounted to $9.7 million at December 31, 2006 as compared to $6.1 million at December 31, 2005. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company’s investment securities. The Company classifies all its investment securities as available-for-sale (“AFS”). This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any accretion or amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2006, the Company had a net unrealized loss in AFS securities of $420 thousand as compared to a net unrealized loss in AFS securities of $1.0 million at December 31, 2005. The deferred income tax benefit of these unrealized gains and losses was $167 thousand and $390 thousand, respectively.

The following table provides information regarding the composition of the Company’s investment securities portfolio at the dates indicated. Amounts are reported at estimated fair value.

	December 31,
	2006		2005		2004
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
U. S. Government agency securities	$58,584	64.3%	$46,998	69.1%	$34,184	53.3%
Mortgage backed securities	27,333	30.0%	17,240	25.3%	23,066	36.0%
Federal Reserve and Federal Home Loan Bank stock	3,829	4.2%	2,230	3.3%	1,956	3.1%
Other equity investments	1,394	1.5%	1,582	2.3%	4,892	7.6%
	$91,140	100%	$68,050	100%	$64,098	100%

The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted average yield of the investment portfolio at December 31, 2006. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2006, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding ten percent of the Company’s stockholders’ equity.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
U. S. Government agency securities	$ 6,305	4.83%	$ 33,484	4.82%	$ 19,014	5.29%	$ 0	—	$ 58,803	4.97%
Mortgage backed securities	—	—	6,263	3.91%	4,981	4.33%	16,406	5.16%	27,650	4.72%
Federal Reserve and Federal Home Loan Bank stock	—	—	—	—	—	—	3,829	5.84%	3,829	5.84%
Other equity investments	—	—	—	—	—	—	1,278	5.52%	1,278	5.52%
	$ 6,305	4.83%	$ 39,747	4.68%	$ 23,995	5.09%	$ 21,513	3.94%	$ 91,560	4.62%

Loan Portfolio

In its lending activities, the Company seeks to develop sound relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

Loan growth over the past year has been favorable, with loans outstanding reaching $625.8 million at December 31, 2006, an increase of $76.6 million or 14% as compared to $549.2 million at December 31, 2005, and were $415.5 million at December 31, 2004, an increase of  $98.0 million or 31% in 2005 over 2004. For the fourth quarter of 2006, the loan portfolio increased $34.6 million over $591.2 million at September 30, 2006

The Bank is primarily business oriented and as can be seen in the chart below, has a large proportion of its loan portfolio related to real estate (70%) consisting of real estate-commercial, real estate-residential mortgage and construction-commercial and residential. Real estate also serves as collateral for loans made for other purposes, resulting in 79% of our loans being secured by real estate.

The following table shows the trends in the composition of the loan portfolio over the past five years.

	December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial	$ 132,981	21%	$ 118,928	22%	$ 101,911	25%	$ 93,112	29%	$ 64,869	27%
Real estate—commercial(1)	349,044	56%	284,667	52%	189,708	47%	142,819	45%	111,262	47%
Real estate—residential mortgage	1,523	—	1,130	—	9,230	2%	6,964	2%	3,699	2%
Construction—commercial and residential	86,524	14%	90,035	16%	62,745	14%	35,644	11%	23,180	10%
Home equity	50,572	8%	50,776	9%	49,632	11%	34,092	11%	30,631	13%
Other consumer	5,129	1%	3,676	1%	2,283	1%	4,902	2%	3,219	1%
Total loans	625,773	100%	549,212	100%	415,509	100%	317,533	100%	236,860	100%
Less: Allowance for Credit Losses	(7,373)		(5,985)		(4,240)		(3,680)		(2,766)
Net loans	$ 618,400		$ 543,227		$ 411,269		$ 313,853		$ 234,094

(1)          Includes loans for land acquisition and owner occupied properties.

As discussed under the caption “Business” and “Risk Factors”, the Company has directly made and expects to continue making higher risk loans that entail higher risks than loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions may also be made through the Company’s newly formed subsidiary, Eagle Commercial Ventures (“ECV”), which was formed in July 2006. The transactions are structured to provide the Company or ECV with returns commensurate to the risk through the requirement of additional interest following payoff of all loans:

•       At December 31, 2006, the Company and the Bank have continuing additional interest rights in a higher risk loan transaction where the underlying loans are fully paid and substantial additional interest/revenue is currently expected in 2007 from the sale of remaining units. This residual revenue is considered additional interest under the loan agreements and will be recognized as noninterest revenue when realized. Such amounts may be material to 2007 net income.

•       At December 31, 2006, ECV has a $2.0 million loan outstanding relating to a higher risk loan transaction on a real estate project located outside the Company’s primary market area which is currently in a construction phase. The loan is expected to be outstanding throughout 2007, with sales completed in 2008.

Although the Company carefully underwrites each higher risk loan transaction and expects these transactions to provide additional revenues, there can be no assurance that any higher risk loan transaction, or the related loans made by the Bank, will prove profitable for the Company and Bank, that the Company and Bank will be able to receive any additional interest payments in respect of these loans, that any additional interest payments will be significant, or that the Company and Bank will not incur losses in respect of these transactions.

Loan Maturity

The following table sets forth the term to contractual maturity of the loan portfolio as of December 31, 2006.

	Due In
	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
	(dollars in thousands)
Commercial	$ 132,981	$ 51,821	$ 45,362	$ 28,228	$ 7,570
Real estate-commercial	349,044	52,596	100,541	175,946	19,961
Real estate-residential	1,523	514	1,009	—	—
Construction	86,524	56,066	18,277	9,004	3,177
Home equity	50,572	326	459	418	49,369
Other consumer	5,129	1,578	2,410	168	973
Total loans	$ 625,773	$ 162,901	$ 168,058	$ 213,764	$ 81,050
Loans with:
Predetermined fixed interest rate	$ 198,735	$ 14,220	$ 107,086	$ 65,930	$ 11,499
Floating interest rate	427,038	148,681	60,972	147,834	69,551
Total loans	$ 625,773	$ 162,901	$ 168,058	$ 213,764	$ 81,050

Loans are shown in the period based on final contractual maturity. Demand loans, having no contractual maturity and overdrafts, are reported as due in one year or less.

As noted above, a significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area and secured by real estate or other collateral in that market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the Washington D.C. metropolitan real estate market could have an adverse impact on this portfolio of loans and the Company’s income and financial position. While our basic trading area is the Washington, D.C. metropolitan area, the Bank has made loans outside that market area where the nature and quality of such loans was consistent with the Bank’s lending policies.

At December 31, 2006, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of counterparties that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Allowance for Credit Losses

Management has developed a comprehensive review process to monitor the adequacy of the allowance for credit losses. The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies. The results of this review process, in combination with conclusions of the Bank’s outside loan review consultant, support management’s view as to the adequacy of the allowance as of the balance sheet date. During 2006, a provision for credit losses was made in the amount of $1.7 million before net charge-offs of $357 thousand. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements; activity in the allowance for credit losses is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption, “Critical Accounting Policies” within Management’s Discussion and Analysis of Financial Condition and Results of Operation for further discussion of   the methodology which management employs to maintain an adequate allowance for credit losses, and the discussion under the caption “Provision for Credit Losses”.

The allowance for loan losses represented 1.19% of total loans at December 31, 2006 as compared to 1.09% at December 31, 2005. This increase in the ratio of the allowance was due to two factors as follows: additional reserves provided in the third quarter of 2006 for a large problem commercial loan relationship identified in August 2006 and to a slight increase in the environmental factors of the non-specific reserve component related to various factors including potential impacts of higher interest rates on debt service capacity and on real estate values.

At December 31, 2006, the Company had $2.0 million of loans classified as nonperforming, and $4.3 million of potential problem loans, as compared to $491 thousand of nonperforming assets and $2.9 million of potential problem loans at December 31, 2005. Please refer to Note 1 to the Consolidated Financial Statements under the caption “Loans” for a discussion of the Company’s policy regarding impairment of loans. Please refer to “Nonperforming Assets” below for a discussion of problem and potential problem assets.

As the loan portfolio and allowance for credit losses review process continues to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. To date, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.

Management, being aware of the significant loan growth experienced by the Company and the problems which could develop in an unmonitored environment, is intent on maintaining a strong credit review system and risk rating process. The Company established a Credit Department in 2003 to provide independent analysis of credit requests and to manage problem credits. The Credit Department has developed and implemented additional analytical procedures for evaluating credit requests, has further refined the Company’s risk rating system, and has adopted enhanced monitoring of the portfolio. The loan portfolio analysis process is ongoing and proactive in order to maintain a portfolio of quality credits and to quickly identify any weaknesses before they become more severe.

The following table sets forth activity in the allowance for credit losses for the past five years.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Balance at beginning of year	$ 5,985	$ 4,240	$ 3,680	$ 2,766	$ 2,111
Charge-offs:
Commercial	(369)	(122)	(257)	(319)	(192)
Home equity	(15)	—	—	—	—
Other consumer	(5)	(17)	(35)	(14)	(40)
Total charge-offs	(389)	(139)	(292)	(333)	(232)
Recoveries:
Commercial	27	41	175	68	26
Other consumer	5	—	2	4	18
Total recoveries	32	41	177	72	44
Net charge-offs	(357)	(98)	(115)	(261)	(188)
Additions charged to operations	1,745	1,843	675	1,175	843
Balance at end of year	$ 7,373	$ 5,985	$ 4,240	$ 3,680	$ 2,766
Ratio of net charge-offs during the year to average loans outstanding during the year	0.06%	0.02%	0.03%	0.10%	0.09%

The following table presents the allocation of the allowance by loan category and the percent of loans each category bears to total loans. The allocation of the allowance for the Commercial category includes a specific reserve of $678 thousand against impaired loans relating to a single relationship which was identified as impaired during the third quarter of 2006. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Year Ended December 31,
	2006		2005		2004		2003		2002
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(dollars in thousands)
Commercial	$ 3,379	21%	$ 2,594	22%	$ 1,963	25%	$ 1,689	29%	$ 1,134	27%
Real estate—commercial	2,800	56%	2,395	52%	1,426	47%	850	45%	835	47%
Real estate—residential mortgage	40	—	48	—	105	2%	38	2%	27	2%
Construction—commercial and residential	854	14%	602	16%	431	14%	613	11%	231	10%
Home equity	176	8%	176	9%	223	11%	171	11%	253	13%
Other consumer	124	1%	84	1%	58	1%	72	2%	83	1%
Unallocated	—		86		34		247		203
Total Loans	$ 7,373	100%	$ 5,985	100%	$ 4,240	100%	$ 3,680	100%	$ 2,766	100%

Nonperforming Assets

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and other real estate owned, totaled $2.0 million at December 31, 2006 compared to $491 thousand at December 31, 2005. The percentage of nonperforming assets to total assets was 0.26% at December 31, 2006 compared to 0.07% at December 31, 2005.

The following table shows the amounts of nonperforming assets at December 31 for the past five years:

	2006	2005	2004	2003	2002
(dollars in thousands)
Nonaccrual Loans:
Commercial	$ 1,976	$ 362	$ 156	$ 554	$ 147
Consumer	—	129	—	100	—
Real estate	—	—	—	—	—
Accrual loans-past due 90 days:	—	—	—	—	—
Commercial	37	—	—	—	818
Consumer	—	—	—	—	—
Real estate	—	—	—	—	—
Restructured loans	—	—	—	—	—
Real estate owned	—	—	—	—	—
Total non-performing assets	$ 2,013	$ 491	$ 156	$ 654	$ 965

Non-accrual loans at December 31, 2006 consisted primarily of one large commercial relationship amounting to $1.9 million which has been assigned a specific reserve of $678 thousand as mentioned above.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. The Company had no Other Real Estate Owned (OREO) or restructured loans at either December 31, 2006 or 2005. The balance of impaired loans was $2.0 million (which includes the $1.9 million commercial loan relationship identified above) at December 31, 2006, compared to $491 thousand of impaired loans at December 31, 2005 with specific reserves of $200 thousand.

At December 31, 2006, there were $4.3 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, non-accrual or restructured loan categories.

Other Earning Assets

Residential mortgage loans held for sale decreased to $2.2 million at December 31, 2006 from $2.9 million at December 31, 2005. In spite of lower revenue, origination and sales of these loans during 2006 was emphasized by the Company in order to enhance non-interest income, which emphasis is expected to continue in 2007.

Bank owned life insurance is utilized by the Company in accordance with tax regulations as part of the Company’s financing of its benefit programs. At December 31, 2006 this asset amounted to $11.5 million as compared to $11.1 million at December 31, 2005, which reflected an increase in cash surrender values, and not new investments.

Intangible Assets

In 2005, the Company began recognizing a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization are made to arrive at the initial recorded value, which is included in other assets.

For 2006, excess servicing fees of $167 thousand were recorded, and $80 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2006, the balance of excess servicing fees was $255 thousand. For 2005, excess servicing fees of $187 thousand were recorded, of which $19 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2005, the balance of excess servicing fees was $168 thousand.

Prior to 2005, this asset was deemed to be not material. This asset is subject to impairment testing annually.

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of noninterest bearing demand, interest bearing transaction, money market and savings accounts and time deposits from the local market areas surrounding the Bank’s offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities as well as an attractive source of lower cost funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable and low-cost source of funding.

For the year ending December 31, 2006 deposits grew $59.6 million, from $568.9 million to $628.5 million or 10%. Approximately 42% of the Bank’s deposits at December 31, 2006 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term as compared to 33% at December 31, 2005. These deposits had significant increases in the year ended December 31, 2006 as the Bank utilized these funding sources due to lesser growth in core non-interest and money market deposit accounts. Time deposits in denominations of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its time deposits whether under or over $100 thousand. From time to time, when appropriate in order to fund strong loan demand, the Bank accepts time deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line and may also accept brokered deposits. Wholesale deposits amounted to approximately $18 million or 3% of total deposits at December 31, 2006, as compared to approximately $11 million or 2% of total deposits at December 31, 2005. Through September 30, 2006, the Bank reduced its wholesale deposits; however in the fourth quarter of 2006, additional wholesale funds were raised to support loan funding needs.

At December 31, 2006, the Company had approximately $140.0 million in noninterest bearing demand deposits, representing 22% of total deposits. This compared to approximately $165.1 million of these deposits at December 31, 2005 or 29% of total deposits. A significant factor in this decline during 2006 was due to a decline in escrow type accounts due to a slowdown in real estate related activities during 2006. These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $38 million at December 31, 2006 compared to $32 million at December 31, 2005. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At December 31, 2006 and December 31, 2005, the Company had no outstanding balances under its lines of credit provided by correspondent banks. The Bank had $30 million borrowings outstanding under its credit facility from the Federal Home Loan Bank of Atlanta, as compared to no outstandings at December 31, 2005. Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage loan portfolio. Please refer to Note 7 to the Consolidated Financial Statements for additional information regarding the Company’s short-term borrowings.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 13 to the Consolidated Financial Statements—Financial Instruments with Off-Balance Sheet Risk, the following table shows details on these fixed and determinable obligations in the time period indicated.

	Within One	One to	Three to	Over Five
	Year	Three Years	Five Years	Years	Total
	(dollars in thousands)
Deposits without a stated maturity(1)	$366,291	$—	$—	$—	$366,291
Time deposits(1)	253,943	6,699	1,582	—	262,224
Borrowed funds	46,064	22,000	—	—	68,064
Operating lease obligations(2)	2,228	4,710	4,659	7,639	19,236
Leasehold improvements & equipment purchases(3)	469	—	—	—	469
Outside data processing(4)	1,130	1,160	300	—	2,590
Total	$670,125	$34,569	$6,541	$7,639	$718,874

(1)          Excludes accrued interest payable at December 31, 2006.

(2)          In September 2006, the Bank signed a lease for approximately 7,400 square feet in a “to be constructed” office building adjacent to its headquarters building in Bethesda. The minimum lease commitment is approximately $3.0 million and is subject to various approvals and other conditions. The table amounts include this obligation.

(3)          At December 31, 2006, the Company had commitments to vendors for leasehold improvements and equipment purchases associated with a new office lease. The estimated amount of these commitments was $469 thousand.

(4)          The Bank has outstanding obligations under its current data processing contract that expires in September 2008. Based on the level of expenses in 2006, the remaining contractual obligation is estimated to be approximately $1.5 million at December 31, 2006. The Company is currently negotiating contract revisions that will include changes to pricing and term. Other significant contracts  relate to data communications and data software, amount to approximately $250 thousand annually and expire at various times through December 2012.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 13 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2006 and 2005.

Loan commitments represent agreements to lend to a customer as long as there is no violation of any condition established in the contract and which have been accepted in writing by the borrower. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the borrower. Collateral obtained varies, and may include certificates of deposit, accounts receivable, inventory, property and equipment, residential and commercial real estate.

Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2006, approximately 94% of the dollar amount of standby letters of credit was collateralized.

With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, capital expenditures or capital resources, that is material to investors.

LIQUIDITY MANAGEMENT

Liquidity is a measure of the Company and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations. The Bank’s investment portfolio of debt securities is held in an available-for-sale status, which allows it flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources. The Company maintains secondary sources of liquidity, which includes a $15 million line of credit with a correspondent bank, secured by the stock of the Bank, against which there were no amounts outstanding at December 31, 2006. Additionally, the Bank can purchase up to $62 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were no borrowings outstanding at December 31, 2006. At December 31, 2006, the Bank was also eligible to take advances from the FHLB up to $69 million based on collateral at the FHLB, of which it had $30 million of advances outstanding at December 31, 2006. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, repurchase agreements and Bank lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Bank Board’s Asset Liability Board Committee has adopted policy guidelines which emphasize the importance of core deposits and their continued growth.

At December 31, 2006, under the Bank’s liquidity formula, it had $219 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

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

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model (simulation analysis) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a “shock test”, which assumes a simultaneous change in interest rates up 100 and 200 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, and net income over the next twelve and twenty-four month periods and to the market value of equity impact. The Company’s analysis at December 31, 2006 shows a modest negative effect on income over the next 12 months when interest rates are shocked up 100 and 200 basis points, and a slight positive impact on income if rates are shocked down 100 and 200 basis points due to the relatively balanced position between interest sensitive assets and liabilities over the next 90 days (-1%). Over the next 12 months, as denoted in the table below, the Company has an excess of rate sensitive liabilities over rate sensitive assets of 17%. During the year 2006, the Company has been taking actions to mitigate its exposure to lower interest rates for which probability was increasing throughout 2006. Currently, interest rate increases would likely increase the cost of funds more than the income on earning assets potentially resulting in net interest margin contraction. The Company concluded in mid 2005, based on market factors and its recent experience, that larger increases in its retail deposit rate assumptions would likely occur in a rising interest rate environment and modified its model assumptions to reflect more rate sensitivity within the core deposit base. In order to hedge somewhat the prospect that lower market interest rates might be negative to the Company’s net interest income and market value as evidenced by the balance sheet shock analysis at March 31, 2006, the Company has lengthened the duration of its assets (both investments and loans) beginning in the second quarter of 2006. Additionally, changes in the deposit portfolio mix during 2006 toward more time deposits has had the effect of increasing the amount of rate sensitive deposits at December 31, 2006 as compared to December 31, 2005. Also, the Company made new variable rate FHLB advances in the second and fourth quarters of 2006 indexed to the prime lending rate, further increasing the amount of variable rate funding. The overall impact of these actions and deposit mix changes in 2006 has been to increase the negative mismatch within 12 months and reduce the Company’s exposure to lower market interest rates over the next 12-24 months at December 31, 2006 as compared to the exposure that existed at December 31, 2005.

The following table reflects the result of simulation analysis on the December 31, 2006 asset and liabilities balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+200	-3.8%	-10.3%	-8.3%
+100	-1.9%	-5.1%	-4.2%
0	—	—	—
-100	+1.1%	+2.8%	+1.4%
-200	+0.7%	+1.8%	-0.6%

These results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 15% for a 100 basis point change and 20% for a 200 basis point change. For the market value of equity, the Company has adopted a policy limit of 20% for a 100 basis point change and 25% for a 200 basis point change.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

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

Based on the current economic environment, management has been extending the duration of assets (both investments and loans) and emphasizing the acquisition of variable rate liabilities. This strategy has mitigated the Company’s exposure to lower interest rates as measured at December 31, 2006 as compared to the position at December 31, 2005. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the sensitivity of the Company to changes in interest rates. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At December 31, 2006, the Company had a slight negative cumulative GAP position of approximately 1% of total assets out to three months and a negative cumulative GAP position of 17% out to 12 months, as compared to a three month positive GAP of 9% and a positive cumulative GAP out to 12 months of 3% at December 31, 2005 and a three month positive GAP of 8% and a negative cumulative GAP out to 12 months of 13% at September 30, 2006. The change in the GAP position at December 31, 2006 as compared to both December 31, 2005 and September 30, 2006 relates primarily to increases in the duration of assets, changes in the mix of deposits toward more time deposits with maturities within 12 months and the acquisition of variable rate FHLB advances tied to the prime lending rate. As discussed above, these changes were intended to mitigate the Company’s exposure to lower market interest rates, the probability of which began increasing in the second quarter of 2006. The current position is within guideline limits established by ALCO.

If interest rates decline, the Company’s net interest income and margin are expected to be relatively stable because of the present slight negative mismatch position out to 90 days combined with a more competitive business environment for both deposits and loans. Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the benefits of a declining interest rate environment may not be in accordance with management’s expectations. If interest rates decline, the Company’s interest rate sensitivity position at December 31, 2006 as compared to December 31, 2005 shows reduced exposure, within established policy limits established by ALCO. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP Table

	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non- sensitive	Total Assets
	(dollars in thousand)
Repriceable in:
ASSETS:
Investments	$5,145	$12,231	$31,909	$30,251	$11,604	$91,140
Loans(1)	298,511	50,326	139,981	120,942	18,170	627,930
Fed funds and other short-term investments	14,582	—	—	—	—	14,582
Other earning assets	—	11,529	—	—	—	11,529
Total	$318,238	$74,086	$171,890	$151,193	$29,774	$745,181	$28,270	$773,451
LIABILITIES:
Noninterest bearing demand	$5,961	$18,936	$34,131	$28,989	$51,900	$139,917
Interest bearing transaction	19,979	—	13,320	13,319	19,978	66,596
Savings and money market	156,991	—	597	397	1,793	159,778
Time deposits	74,097	183,535	3,005	1,587	—	262,224
Customer repurchase agreements	38,064	—	—	—	—	38,064
Other borrowings	30,000	—	—	—	—	30,000
Total	$325,092	$202,471	$51,053	$44,292	$73,671	$696,579	$3,956	$700,535
GAP	$(6,854)	$(128,385)	$120,837	$106,901	$(43,897)	$48,602
Cumulative GAP	$(6,854)	$(135,239)	$(14,402)	$92,499	$48,602
Cumulative gap as percent of total assets	-0.89%	-17.49%	-1.86%	11.96%	6.28%

(1)             Includes loans held for sale and non-accrual loans.

Although interest bearing transaction accounts and money market accounts (which are administered rates) are subject to re-pricing as a whole category of deposits, the Bank’s GAP model has incorporated a re-pricing schedule to account for the historical lag in effecting rate changes and the amount of those rate changes relative to the amount of rate change in assets. However, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the Company’s position at any other point in time, does not take into account the differences in sensitivity of yields and costs on specific assets and liabilities to changes in market rates, and it does not take into account the specific timing of when changes to a specific asset or liability will occur.

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

The capital position of the Company’s wholly-owned subsidiary, the Bank, continues to meet regulatory requirements as a well-capitalized institution. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders’ equity less goodwill and other intangibles of which the Bank has none and for the Company certain other restricted core capital elements, such as qualifying trust preferred securities and minority interests in consolidated subsidiaries. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, 100% of which qualifies at December 31, 2006 and 2005 and for the Company to a limited extent excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The Tier 1 capital to average assets ratio is often referred to as the leverage ratio.

The Company’s capital ratios were all in excess of guidelines established by the Federal Reserve and the Bank’s capital ratios as earlier mentioned were in excess of those required to be classified as a “well capitalized” institution under the prompt corrective action rule of the Federal Deposit Insurance Act. The Company and Bank’s capital ratios at December 31, 2006 and 2005 are shown in Note 15 to the Consolidated Financial Statements.

The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities.

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

NEW ACCOUNTING STANDARDS

Refer to Note 1 to the Consolidated Financial Statements for statements on New Accounting Standards.

MARKET FOR COMMON STOCK AND DIVIDENDS

Market for Common Stock.   The Company’s common stock is listed for trading on the NASDAQ Capital Market under the symbol “EGBN”. Over the twelve month period ended December 31, 2006, the average daily trading amounted to approximately 4,400 shares. No assurance can be given that a very active trading market will develop in the foreseeable future or can be maintained. The following table sets forth the high and low sale prices for the common stock during each calendar quarter during the last three fiscal years, as adjusted for the stock splits paid in the form of  30% stock dividends on February 28, 2005 and July 5, 2006. As of March 7, 2007, there were 9,501,172 shares of common stock outstanding, held by approximately 1,700 beneficial shareholders, including approximately 775 shareholders of record.

	2006		2005		2004
Quarter	High	Low	High	Low	High	Low
First	$18.58	$16.46	$16.35	$11.72	$11.83	$10.18
Second	$19.92	$16.95	$16.92	$13.62	$11.79	$9.91
Third	$21.19	$18.49	$19.23	$15.40	$11.83	$10.80
Fourth	$19.14	$16.78	$18.42	$17.21	$12.59	$10.48

Dividends.   Through December 31, 2004, the Company had not paid any cash dividends. In January 2005, the Company declared its initial quarterly cash dividend. For the full years 2006 and 2005, the Company declared regular quarterly cash dividends which totaled $0.23 per share and $.22 per share, respectively (as adjusted for stock splits). While the Company has adequate liquidity at present, the payment of future cash dividends may depend upon the ability of the Bank, its principal operating business, to declare and pay dividends to the Company. Future dividends will depend primarily upon the Bank’s earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank.

In February 2005 and June 2006, the Company declared 1.3 for 1 stock splits in the form of  30% stock dividend which were paid on February 28, 2005 and July 5, 2006 respectively.

In January 2007, the Company established a Dividend Reinvestment Plan, pursuant to which shareholders may have dividends paid on their common stock automatically reinvested in additional shares of common stock. The price at which shares are reinvested may be at a discount of 5% from the market price, where the shares are newly issued shares purchased directly from the Company.

Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies.

The Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. In 1985, the Federal Reserve Board issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve Board expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company’s financial health, such as by borrowing. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.

Issuer Repurchase of Common Stock.   No shares of the Company’s Common Stock were repurchased by or on behalf of the Company during 2006.

Internet Access To Company Documents.   The Company provides access to its SEC filings through the Bank’s web site at www.eaglebankmd.com by linking to the SEC’s web site. After accessing the web site, the filings are available upon selecting “Investor Relations SEC Filings.” Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC.

Stock Price Performance.   The following table compares the cumulative total return on a hypothetical investment of $100 in the Company’s common stock on December 31, 2001 through December 31, 2006, with the hypothetical cumulative total return on the Nasdaq Stock Market Index (U.S. Companies) and the Nasdaq Bank Index for the comparable period, including reinvestment of dividends.

	December 31,
	2001	2002	2003	2004	2005	2006
Eagle Bancorp, Inc.	$100.00	$134.58	$174.09	$201.97	$300.21	$297.04
Nasdaq Stock Market Index—(U.S. Companies)	$100.00	$68.47	$102.72	$111.54	$113.07	$123.84
Nasdaq Bank Index	$100.00	$104.52	$135.80	$150.73	$144.20	$160.07

REPORT OF STEGMAN & COMPANY
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Eagle Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the “Company”) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp Inc. as of December 31, 2006 and 2005, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Eagle Bancorp’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ STEGMAN & COMPANY

Stegman & Company
Baltimore, Maryland
March 12, 2007

EAGLE BANCORP, INC.
Consolidated Balance Sheets
(dollars in thousands)

	December 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$19,250	$16,662
Federal funds sold	9,727	6,103
Interest bearing deposits with banks and other short term investments	4,855	11,231
Investment securities available for sale, at fair value	91,140	68,050
Loans held for sale	2,157	2,924
Loans	625,773	549,212
Less allowance for credit losses	(7,373)	(5,985)
Loans, net	618,400	543,227
Premises and equipment, net	6,954	5,774
Deferred income taxes	3,278	2,854
Accrued interest, taxes and other assets	17,690	15,427
TOTAL ASSETS	$773,451	$672,252
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing demand	$139,917	$165,103
Interest bearing transaction	66,596	73,666
Savings and money market	159,778	142,879
Time, $100,000 or more	158,495	122,571
Other time	103,729	64,674
Total deposits	628,515	568,893
Customer repurchase agreements and federal funds purchased	38,064	32,139
Other short-term borrowings	8,000	—
Long-term borrowings	22,000	—
Other liabilities	3,956	6,256
Total liabilities	700,535	607,288
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; shares authorized 20,000,000, shares issued and outstanding 9,478,064 (2006) and 7,184,891 (2005)	95	72
Additional paid in capital	50,278	48,594
Retained earnings	22,796	16,918
Accumulated other comprehensive (loss)	(253)	(620)
Total stockholders’ equity	72,916	64,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$773,451	$672,252

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations
Years Ended December 31,
(dollars in thousands, except per share data)

	2006	2005	2004
Interest Income
Interest and fees on loans	$45,814	$33,478	$21,393
Taxable interest and dividends on investment securities	3,277	2,424	2,195
Interest on balances with other banks and short term investments	212	417	152
Interest on federal funds sold	1,015	407	455
Total interest income	50,318	36,726	24,195
Interest Expense
Interest on deposits	15,603	7,463	3,755
Interest on customer repurchase agreements and federal funds purchased	1,199	350	105
Interest on short-term borrowings	639	195	171
Interest on long-term borrowings	439	—	297
Total interest expense	17,880	8,008	4,328
Net Interest Income	32,438	28,718	19,867
Provision for Credit Losses	1,745	1,843	675
Net Interest Income After Provision For Credit Losses	30,693	26,875	19,192
Noninterest Income
Service charges on deposits	1,386	1,153	1,255
Gain on sale of loans	1,114	1,245	952
Gain on sale of investment securities	124	279	453
Increase in the cash surrender value of bank owned life insurance	406	401	385
Other income	816	920	708
Total noninterest income	3,846	3,998	3,753
Noninterest Expense
Salaries and employee benefits	12,230	10,503	8,204
Premises and equipment expenses	3,835	3,470	2,655
Marketing and advertising	587	473	280
Outside data processing	881	769	652
Legal and consulting fees	448	674	434
Other expenses	3,843	3,071	2,727
Total noninterest expense	21,824	18,960	14,952
Income Before Income Tax Expense	12,715	11,913	7,993
Income Tax Expense	4,690	4,369	2,906
Net Income	$8,025	$7,544	$5,087
Earnings Per Share
Basic	$0.85	$0.82	$0.56
Diluted	$0.81	$0.77	$0.53
Dividends Declared Per Share	$0.23	$0.22	$—

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid	Retained	Comprehensive	Stockholders’
	Stock	in Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2004	$54	$46,406	$6,281	$271	$53,012
Comprehensive Income
Net Income			5,087		5,087
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)				105	105
Less: reclassification adjustment for gains net of taxes of $175 included in net income				(278)	(278)
Total Comprehensive Income				(173)	5,192
Exercise of options for 81,155 shares of common stock		510			510
Tax benefit on non-qualified options exercise		98			98
Balance, December 31, 2004	54	47,014	11,368	98	58,534
Comprehensive Income
Net Income			7,544		7,544
Other comprehensive income:
Unrealized loss on securities available for sale (net of taxes)				(549)	(549)
Less: reclassification adjustment for gains net of taxes of $110 included in net income				(169)	(169)
Total Comprehensive Income				(718)	6,826
Cash Dividend ($.22 per share)			(1,994)		(1,994)
1.3 to one stock split in the form of a 30% stock dividend	17	(17)			—
Cash paid in lieu of fractional shares		(4)			(4)
Exercise of options for 136,841 shares of common stock	1	1,133			1,134
Tax benefit on non-qualified options exercise		468			468
Balance, December 31, 2005	72	48,594	16,918	(620)	64,964
Comprehensive Income
Net Income			8,025		8,025
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)				442	442
Less: reclassification adjustment for gains net of taxes of $49 included in net income				(75)	(75)
Total Comprehensive Income				367	8,392
Cash Dividend ($.23 per share)			(2,147)		(2,147)
Stock based compensation		345			345
1.3 to one stock split in the form of a 30% stock dividend	22	(22)			—
Cash paid in lieu of fractional shares		(5)			(5)
Exercise of options for 137,999 shares of common stock	1	935			936
Tax benefit on non-qualified options exercise		431			431
Balance, December 31, 2006	$95	$50,278	$22,796	$(253)	$72,916

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
Years Ended December 31

(dollars in thousands)

	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$8,025	$7,544	$5,087
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in deferred income taxes	(647)	(1,312)	(151)
Provision for credit losses	1,745	1,843	675
Depreciation and amortization	1,196	1,122	984
Gains on sale of loans	(1,114)	(1,245)	(952)
Origination of loans held for sale	(59,966)	(29,083)	(29,592)
Proceeds from sale of loans held for sale	61,847	29,612	31,985
Gain on sale of investment securities	(124)	(279)	(453)
Net increase in surrender value of BOLI	(406)	(402)	(385)
Stock based compensation expense	345	—	—
Excess tax benefit from stock-based compensation	(431)	(468)	(98)
Increase in other assets	(1,857)	(1,700)	(528)
Increase (decrease) in other liabilities	(1,869)	4,408	932
Net cash provided by operating activities	6,744	10,040	7,602
Cash Flows From Investing Activities:
Increase (decrease) in interest bearing deposits—other banks	6,376	(1,637)	(5,262)
Purchases of available for sale investment securities	(48,632)	(48,336)	(204,254)
Proceeds from maturities of available for sale securities	20,979	31,230	166,962
Proceeds from sale / call of available for sale securities	5,277	12,275	55,969
Net increase in loans	(76,918)	(133,801)	(98,091)
Bank premises and equipment acquired	(2,376)	(1,170)	(2,451)
Purchase of BOLI	—	—	(4,000)
Net cash used in investing activities	(95,294)	(141,439)	(91,127)
Cash Flows From Financing Activities:
Increase in deposits	59,622	106,606	126,773
Increase (decrease) in customer repurchase agreements	5,925	8,156	(14,471)
Increase (decrease) in other short-term borrowings	8,000	(6,333)	(4,000)
Increase (decrease) in long-term borrowings	22,000	—	(4,255)
Issuance of common stock	936	1,130	510
Excess tax benefit from stock-based compensation	431	468	98
Payment of dividends and payment in lieu of fractional shares	(2,152)	(1,998)	—
Net cash provided by financing activities	94,762	108,029	104,557
Net increase (decrease) in cash	6,212	(23,370)	21,032
Cash and cash equivalents at beginning of year	22,765	46,135	25,103
Cash and cash equivalents at end of year	$28,977	$22,765	$46,135
Supplemental cash flows information:
Interest paid	$16,906	$7,571	$3,818
Income taxes paid	$4,751	$5,083	$2,462
Non-cash Financing Activities
Reclassification of borrowings from long-term to short-term	$—	$—	$6,333
Non-cash Investing Activities
Transfers from loans to other real estate owned	$257	$—	$—

See notes to consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004:

Note 1—Significant Accounting Policies

The consolidated financial statements include the accounts of Eagle Bancorp, Inc. (the “Company”) and its subsidiaries, EagleBank (the “Bank”) and Eagle Commercial Ventures LLC (“ECV”) with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company’s books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2006. The following is a summary of the more significant accounting policies.

Nature of Operations

The Company, through its bank subsidiary, conducts a full service community banking business, primarily in Montgomery County, Maryland and Washington, D.C. The primary financial services include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan’s origination. The Bank offers its products and services through nine banking offices and various electronic capabilities. In July 2006, the Company formed Eagle Commercial Ventures, LLC as a direct subsidiary to provide subordinate financing for the acquisition, development and construction of real estate projects, who’s primary financing would be done by EagleBank.

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

Loans Held for Sale

The Company engages in sales of residential mortgage loans and the guaranteed portion of Small Business Administration (“SBA”) loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Income.

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2006 or 2005. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis and which unamortized amount is included in other assets. This asset is being amortized on a straight line basis (with adjustment for prepayments) as an offset of servicing fees collected and is included in other noninterest income.

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

Investment Securities

The Company and Bank have no securities classified as trading nor are any investment securities classified as held-to-maturity. Marketable equity securities and debt securities not classified as held-to-maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses  being reported as accumulated other comprehensive income, a separate component of stockholders’ equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary in nature result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in management’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

Loans are stated at the principal amount outstanding, net of unamortized deferred costs and fees. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Company’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Deferred fees and costs on loans originated through October 2005 are being amortized on the straight line method over the term of the loan. Deferred fees and costs on loans originated subsequent to October 2005 are being amortized on the interest method over the term of the loan. The difference between the straight line method and the interest method was considered immaterial.

Management considers loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are evaluated for impairment in accordance with the Company’s portfolio monitoring and ongoing risk assessment procedures. Management considers the financial condition of the borrower, cash flow of the borrower, payment status of the loan, and the value of the collateral, if any, securing the loan. Generally, impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer type loans which loans are evaluated collectively for impairment and are generally placed on non-accrual when the loan becomes 90 days past due as to principal or interest. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided solely by the collateral. In appropriate circumstances, interest income on impaired loans may be recognized on the cash basis.

Allowance for Credit Losses

The allowance for credit losses represents an amount which, in management’s judgment, is adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level of allowance. Among the factors considered in evaluating the adequacy of the allowance for credit losses are lending risks associated with growth and entry into new markets, loss allocations for specific nonperforming credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management’s judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Allowances for collateral impaired loans are generally determined based on collateral values. Loans or any portion thereof deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The allowance for credit losses consists of allocated and unallocated components.

The components of the allowance for credit losses represent an estimation done pursuant to either Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss may be incurred. For potential problem credits for which specific allowance amounts have not been determined, the Company establishes allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each risk grade. A third component of the allowance computation, termed a nonspecific or environmental factors allowance, is based upon management’s evaluation of various environmental conditions that are not directly measured in the determination of either the specific allowance or formula allowance. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of outside review consultants, and management’s judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Executive management reviews these environmental conditions quarterly, and documents the rationale for all changes.

Management believes that the allowance for credit losses is adequate; however, determination of the allowance is inherently subjective and requires significant estimates. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Evaluation of the potential effects of these factors on estimated losses involves a high degree of uncertainty, including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the

Bank periodically review the Bank’s loan portfolio and allowance for credit losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method for financial reporting purposes. Premises and equipment are depreciated over the useful lives of the assets, which generally range from seven years for furniture, fixtures and equipment, three to five years for computer software and hardware, and ten to forty years for buildings and building improvements. Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statement of Income.

Advertising

Advertising costs are generally expensed as incurred.

Income Taxes

Income tax expense on the Statements of Operations is based on the results of operations, adjusted for any permanent differences between items of income and deduction recognized for financial reporting purposes differently than for income tax accounting purposes. The Company has adopted the liability method of accounting for income taxes and has recorded deferred tax assets and liabilities determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences). Such temporary differences are measured at the enacted rates that are expected to be in effect when these timing differences reverse.

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

Stock-Based Compensation

Effective January 2006, in accordance with a  new accounting standard (SFAS 123R), the Company is recording as  compensation expense an amount equal to the amortization (over the remaining service period) of the fair value (computed at the date of option grant) of any outstanding stock option grants which vest subsequent to December 31, 2005. Refer to Note 11 for a description of shared based compensation expense for the year ended December 31, 2006.

Through December 31, 2005, the Company adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) and SFAS 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), but applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock based compensation plans. No compensation expense related to the stock based compensation plans was recorded during the years ended December 31, 2005 and December 31, 2004. If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the stock based compensation plans consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts as follows for the years ended December 31.

	2005	2004
	(in thousands)
Net income, as reported	$7,544	$5,087
Less pro forma stock-based compensation expenses determined under the fair value method, net of related tax effects	(793)	(867)
Pro forma net income	$6,751	$4,220
Net income per share:
Basic—as reported	$0.82	$0.55
Basic—pro forma	$0.73	$0.46
Diluted—as reported	$0.77	$0.53
Diluted—proforma	$0.68	$0.44

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board  (“FASB”) issued SFAS No. 123, “Share-Based Payment (Revised 2004)” (“SFAS No. 123R”). SFAS No. 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS No. 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. The Company adopted the provisions of SFAS No. 123R on January 1, 2006. Details related to the adoption of SFAS No. 123R and the impact to the Company’s financial statements are more fully discussed above under Stock-Based Compensation and in Note 11—Stock Option Plan.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and SFAS No. 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not presently have any derivative instruments and believes this new accounting standard will have no impact on its financial condition or results of operation.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for the Company in the first quarter of fiscal 2007. The Company is evaluating the impact if any of FIN 48 on results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This Statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 123R) (SFAS 158). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in our comprehensive income and as a separate component of stockholders’ equity. SFAS No. 158 is effective for us in the fourth quarter of fiscal 2007. The Company does not offer any defined benefit retirement plans and therefore believes this new accounting standard will have no impact on its financial condition or results of operation.

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

Note 2—Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2006, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Bank maintained balances with the Federal Home Loan Bank and five domestic correspondents as compensation for services they provide to the Bank.

Note 3—Investment Securities Available-for-Sale

The amortized cost and estimated fair values of investments available for sale at December 31, 2006 and 2005 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
	(dollars in thousands)
U. S. Government agency securities	$58,803	$161	$380	$58,584
Mortgage backed securities	27,650	69	386	27,333
Federal Reserve and Federal Home Loan Bank stock	3,829	—	—	3,829
Other equity investments	1,278	116	—	1,394
	$91,560	$346	$766	$91,140

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
U. S. Government agency securities	$47,652	$—	$654	$46,998
Mortgage backed securities	17,798	—	558	17,240
Federal Reserve and Federal Home Loan Bank stock	2,230	—	—	2,230
Other equity investments	1,380	214	12	1,582
	$69,060	$214	$1,224	$68,050

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2006 are as follows:

	Estimated			Gross
	Fair	Less than	More than	Unrealized
December 31, 2006 (dollars in thousands)	Value	12 months	12 months	Losses
U. S. Government agency securities	$32,919	$45	$335	$380
Mortgage backed securities	17,788	27	359	386
Federal Reserve and Federal Home Loan Bank stock	—	—	—	—
Other equity investments	—	—	—	—
	$50,707	$72	$694	$766

All of the bonds reflected in the above table (the debt instruments) are rated AAA. The debt instruments comprise 100% of the gross unrealized losses at December 31, 2006. The debt instruments have a weighted average duration of just 2.80 years, low credit risk, and modest loss (approximately .9%) when compared to book value. The gross unrealized gain on other equity investments represents two banking company stocks owned in the holding company, one of which is not traded on an exchange. The estimated fair value is determined by broker quotes. The unrealized losses that exist on the debt securities are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for the period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary. In addition, at December 31, 2006, the Company held $3.8 million in equity securities in Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks which are held for regulatory purposes and are not marketable.

The amortized cost and estimated fair values of investments available-for-sale at December 31, 2006 and 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2006		2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(dollars in thousands)
Amounts maturing:
One year or less	$6,305	$6,284	$13,989	$13,825
After one year through five years	33,484	33,402	28,316	27,908
After five years through ten years	19,014	18,898	5,347	5,265
Mortgage backed securities	27,650	27,333	17,798	17,240
FRB, FHLB and other equity securities	5,107	5,223	3,610	3,812
	$91,560	$91,140	$69,060	$68,050

Realized gains on sales of investment securities were $195 thousand and realized losses on sales of investment securities were $71 thousand in 2006. Realized gains on sales of investment securities were $344 thousand and realized losses on sales of investment securities were $65 thousand in 2005. Realized gains on sales of investment securities were $577 thousand and realized losses on sales of investment securities were $124 thousand in 2004.

Proceeds from sales and calls of investment securities in 2006 were $5.3 million, in 2005 were $12.3 million, and in 2004 were $56.0 million.

At December 31, 2006, $40.0 million (fair value) of securities were pledged as collateral for certain government deposits, and securities sold under agreement to repurchase. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government agency securities, exceeded ten percent of stockholders’ equity at December 31, 2006 or 2005.

Note 4—Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan statistical area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at December 31, 2006 and 2005 are summarized by type as follows:

	2006	2005
	(dollars in thousands)
Commercial	$132,981	$118,928
Real estate—commercial(1)	349,044	284,667
Real estate—residential mortgage	1,523	1,130
Construction—commercial and residential	86,524	90,035
Home equity	50,572	50,776
Other consumer	5,129	3,676
Total loans	625,773	549,212
Less: Allowance for Credit Losses	(7,373)	(5,985)
Loans net	$618,400	$543,227

(1)          Includes loans for land acquisition and owner occupied properties.

Unamortized net deferred fees amounted to $1.1 million and $1.2 million at December 31, 2006 and 2005, respectively, of which $512 thousand and $195 thousand, respectively at December 31, 2006 and 2005 represented net deferred costs on home equity loans.

As of December 31, 2006 and 2005, the Bank serviced $26.9 million and $23.0 million, respectively, of SBA loans participations which are not reflected as loan balances on the on the Consolidated Balance Sheet.

Activity in the allowance for credit losses for the past three years is shown below.

	2006	2005	2004
	(dollars in thousands)
Balance at beginning of year	$5,985	$4,240	$3,680
Provision for credit losses	1,745	1,843	675
Loan charge-offs	(389)	(139)	(292)
Loan recoveries	32	41	177
Balance at end of year	$7,373	$5,985	$4,240

Information regarding impaired loans at December 31, 2006 and 2005 is as follows:

	2006	2005
	(dollars in thousands)
Impaired loans with a valuation allowance	$1,856	$491
Impaired loans without a valuation allowance	120	—
Total impaired loans	$1,976	$491
Allowance for credit losses related to impaired loans	$678	$200
Allowance for credit losses related to other than impaired loans	6,695	5,785
Total allowance for credit losses	$7,373	$5,985
Average impaired loans for the year	$3,267	$171
Interest income on impaired loans recognized on a cash basis	$125	$—

Note 5—Premises and Equipment

Premises and equipment include the following at December 31:

	2006	2005
	(dollars in thousands)
Leasehold improvements	$5,409	$4,167
Furniture and equipment	6,877	5,903
Less accumulated depreciation and amortization	(5,332)	(4,296)
Total premises and equipment, net	$6,954	$5,774

The Company leases banking and office space in thirteen locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 10 years and provide for one or more 5-year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $1,915 thousand in 2006, $1,654 thousand in 2005, and $1,185 thousand in 2004. At December 31, 2006, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:	(dollars in thousands)
2007	$2,228
2008	2,310
2009	2,400
2010	2,484
2011	2,175
Thereafter	7,639
Total minimum lease payments	$19,236

Note 6—Deposits

The following table provides information regarding the Bank’s deposit composition at the dates indicated and shows the average rate being paid on the interest bearing deposits in December of each year.

	2006		2005		2004
		Average		Average		Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(dollars in thousands)
Noninterest bearing demand	$139,917	—	$165,103	—	$130,309	—
Interest bearing transaction	66,596	0.44%	73,666	0.26%	57,063	0.17%
Savings and money market	159,778	3.74%	142,879	2.88%	126,299	0.99%
Time, $100,000 or more	158,495	4.81%	122,571	3.36%	99,882	2.05%
Other time	103,729	5.20%	64,674	3.38%	48,734	2.17%
Total	$628,515		$568,893		$462,287

The remaining maturity of time deposit at December 31, 2006 and 2005 are as follows:

	2006	2005
	(dollars in thousands)
Three months or less	$70,408	$41,203
More than three months through six months	91,540	46,216
More than six months through twelve months	91,991	73,289
Over twelve months	8,285	26,537
Total	$262,224	$187,245

Interest expense on deposits for the three years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(dollars in thousands)
Interest bearing transaction	$204	$122	$72
Savings and money market	5,174	2,504	1,185
Time, $100,000 or more	6,469	3,259	1,408
Other time	3,756	1,578	1,090
Total	$15,603	$7,463	$3,755

Note 7—Borrowings

Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Short-term:
At Year-End:
Federal funds purchased and securities sold under agreement to repurchase	$38,064	4.32%	$32,139	2.43%	$23,983	0.50%
Federal Home Loan Bank—current portion	8,000	5.44%	—	—	6,333	3.73%
Total	$46,064		$32,139		$30,316
Average for the Year:
Federal funds purchased and securities sold under agreement to repurchase	$32,968	3.64%	$29,341	1.19%	$20,258	0.52%
Federal Home Loan Bank—current portion	12,596	5.07%	3,964	4.92%	5,271	3.24%
Maximum Month-end Balance:
Federal funds purchased and securities sold under agreement to repurchase	$45,974	5.56%	$43,485	1.75%	$34,727	0.44%
Federal Home Loan Bank—current portion	18,000	5.02%	6,000	3.74%	11,000	3.87%
Long-term:
At Year-End:
Federal Home Loan Bank	$22,000	5.44%	—	—	—	—
Average for the Year:
Federal Home Loan Bank	$7,888	5.57%	—	—	—	—
Maximum Month-end Balance:
Federal Home Loan Bank	$22,000	5.44%	—	—	—	—

The Company offers its business customers a repurchase agreement sweep account in which it collateralizes these funds with U.S. Government agency securities segregated in its investment portfolio for this purpose. By entering into the agreement the customer agrees to have the Bank repurchase the designated securities on the business day following the initial transaction in consideration of the payment of interest at the rate prevailing on the day of the transaction.

The Bank has commitments from correspondent banks under which it can purchase up to $67 million in federal funds on a combination of unsecured and secured basis. Additionally, the Bank can make collateralized advances from the Federal Home Loan Bank of Atlanta (“FHLBA”). Based on collateral at the FHLB at December 31, 2006, the Bank had available borrowings of $69 million against which it had $30 million outstanding. The Company has a line of credit approved for $15 million secured by stock of EagleBank against which it had no borrowings outstanding as of December 31, 2006 and 2005.

Note 8—Income Taxes

Federal and state income tax expense consists of the following for the years ended December 31:

	2006	2005	2004
	(dollars in thousands)
Current federal income tax	4,447	$4,748	$2,569
Current state income tax	890	933	488
Total current	5,337	5,681	3,057
Deferred federal income tax expense (benefit)	(566)	(1,075)	(123)
Deferred state income tax expense (benefit)	(81)	(237)	(28)
Total deferred	(647)	(1,312)	(151)
Total income tax expense	$4,690	$4,369	$2,906

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, is presented below for the years ended December 31:

	2006	2005	2004
	(dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$2,831	$2,127	$1,273
Deferred loan fees and costs	489	504	255
Unrealized loss on securities available for sale	167	390	—
Share-based compensation	34	—	—
Deferred rent	64	108	—
Total deferred tax assets	3,585	3,129	1,528
Deferred tax liabilities:
Unrealized gain on securities available for sale	—	—	$(50)
Excess servicing	(101)	(65)	—
Premises and equipment	(206)	(210)	(376)
Total deferred tax liabilities	(307)	(275)	(426)
Net deferred income tax account	$3,278	$2,854	$1,102

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for the years ended December 31 follows:

	2006	2005	2004
	(percentages)
Statutory federal income tax rate	35.00	35.00	34.00
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4.13	3.80	3.83
Tax exempt interest and dividend income	(2.15)	(2.10)	(1.79)
Share based compensation expense (FAS 123R)	0.67	0.00	0.00
Other	(0.77)	(0.03)	0.26
Effective tax rates	36.89	36.67	36.30

Note 9—Net Income per Common Share

The calculation of net income per common share for the years ended December 31 was as follows:

	2006	2005	2004
	(dollars and shares in thousands,except per share data)
Basic:
Net income allocable to common stockholders	$8,025	$7,544	$5,087
Average common shares outstanding	9,430	9,252	9,133
Basic net income per share	$0.85	$0.82	$0.56
Diluted:
Net income allocable to common stockholders	$8,025	$7,544	$5,087
Average common shares outstanding	9,430	9,252	9,132
Adjustment for stock options	418	573	437
Average common shares outstanding—diluted	9,848	9,825	9,569
Diluted net income per share	$0.81	$0.77	$0.53

As of December 31, 2006, there were 11,837 shares and at December 31, 2005 and 2004 there were no shares that were excluded from the diluted net income per share computation because their effects were anti-dilutive.

Note 10—Related Party Transactions

Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2006 and 2005.

The Bank leases certain office space, at a current monthly rental of $23,609, excluding certain pass through expenses, from limited liability companies in which a trust for the benefit of one of its executive officer’s children has an 85% interest in one instance and a 51% interest in another.

Also, during 2005, the Company sold interests in a limited liability company and certain related beneficial interests in real property owned by that company, which the Company acquired in lieu of foreclosure upon nonperforming loans to a third party borrower, in the amount of approximately $3.0 million, and related deeds of trust and other collateral, to a limited liability company of which certain members of management and its board of directors have controlling financial interests. The price paid by the acquiring limited liability company was equal to the outstanding balance of the loans plus accrued but unpaid interest and fees to which the Company was entitled under the terms of the loan, and other amounts advanced by the Company, and equaled or exceeded the appraised value of the property, deeds of trust and other collateral. The Company suffered no loss in respect of the transaction or loans, and believes that the terms of the sale to the limited liability company were as favorable to the Company as those which could have been obtained from third parties, and was equal to or exceeded the market value of the property sold. Neither the Company nor the Bank financed the purchase of the property by the limited liability company, or the investment by any person in the limited liability company.

The outstanding balances and activity for related party loans for the years 2006 and 2005 are as follows:

	2006	2005
	(dollars in thousands)
Balance at January 1	$9,830	$4,182
Additions	7,241	7,531
Repayments	(4,150)	(1,883)
Balance at December 31	$12,921	$9,830

Note 11—Stock Option Plan

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

The Company adopted the 2006 Plan upon approval by shareholders at the 2006 Annual Meeting held on May 25, 2006. The 2006 Plan provides for the issuance of awards of incentive options, non-qualifying options, restricted stock and stock appreciation rights with respect to up to 650,000 shares (as adjusted for the 1.3 to 1 stock split paid on July 5, 2006). The purpose of the 2006 Plan is to advance the interests of the Company by providing directors and selected employees of the Bank, the Company, and their affiliates with the opportunity to acquire shares of common stock, through awards of options, restricted stock and stock appreciation rights.

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

In January 2006, the Company awarded options for 44,329 shares (as adjusted for the 1.3 to 1 stock split paid on July 5, 2006) under the ESPP which have a one-year contractual term and vested immediately upon grant.

In February 2006, the Company awarded options for 1,950 shares (as adjusted for the 1.3 to 1 stock split paid on July 5, 2006) under the 1998 Plan which vest over a two-year period and have a contractual term of five years.

In July 2006, the Company awarded 12,039 stock appreciation rights to six senior officers under the 2006 Plan to be settled in the Company’s common stock following a three-year service vesting period. The Company also granted performance based restricted stock, which vests at the end of a three-year period, subject to the  achievement of specified goals. Restricted share awards are being recognized as compensation expense over a three year performance period based on the market value of the shares at the date of grant. This compensation expense will be evaluated quarterly as to share awards based on an assumption of achievement of target goals.

In October 2006, the Company awarded options for 30,000 shares under the 2006 Plan which have a ten-year contractual term and vest at periods up to seven years.

The fair value of each option grant and other equity based award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the twelve months ended December 31, 2006,  December 31, 2005 and December 31, 2004.

Following is a summary of changes in shares under option (split adjusted) for the years indicated (determine need for adding prior period data). The information excludes restricted stock awards.

As of 1/1/2006	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding	979,176	$7.79	—	$4.89	—
Vested	858,963	6.97	—	5.05	—
Nonvested	120,213	13.67	—	3.71	—
Period activity
Grants	88,318	16.93	—	4.39	—
Exercised	137,999	6.78	—	2.59	—
Forfeited	11,483	15.78	—	3.63	—
Expired	12,945	10.19	—	2.29	—
As of 12/31/2006
Outstanding	905,066	8.70	4.64	5.24	$7,973,936
Vested	853,035	8.16	4.47	5.22	7,916,933
Nonvested	52,031	17.54	7.35	5.57	57,003

Outstanding: Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
3.25	8.75	473,710	$4.35	3.16
8.76	13.26	279,403	11.31	7.46
13.27	17.77	39,324	15.13	0.35
17.78	19.46	112,629	18.29	5.31
		905,066	8.70	4.64

Exercisable: Range of Exercise Prices		Stock Options Outstanding	Weighted Average Exercise Price
3.25	8.75	473,710	$4.35
8.76	13.26	271,361	11.34
13.27	17.77	37,374	15.05
17.78	19.46	70,590	17.91
		853,035	8.16

Assumptions:	2006	2005	2004
Expected Volatility	21.4%-24.1%	22.9%-23.5%	35.9%-95.0%
Weighted-Average Volatility	22.63%	22.94%	49.20%
Expected Dividends	$0.01	$0.02	$0.00
Expected Term (In years)	0.5-3.4	1.0-10.0	0.6-10.0
Risk-Free Rate	4.60%	4.27%	3.29%
Weighted-Average Fair Value (Grant date)	$4.40	$3.80	$6.81
Total intrinsic value of options exercised				$610,912
Total fair value of shares vested				$530,756
Weighted-average period over which nonvested awards are expected to be recognized				2.32	year(s)

As of December 31, 2005, there was approximately $134 thousand of total unrecognized compensation cost related to non-vested shares under the 1998 Plan. There was no unrecognized compensation cost under the ESPP. The $134 thousand cost is being amortized over the remaining service (vesting) period. The Company recognized compensation cost of $25 thousand for the quarter ended December 31, 2006 and $132 thousand for the year ended December 31, 2006 related to those grants. For grants made in 2006 under all plans, the Company recognized compensation cost of $50 thousand for the quarter ended December 31, 2006 and $214 thousand for the year ended December 31, 2006. In total, the Company recognized $75 thousand ($0.01 per share) and $345 thousand ($0.04 per share) respectively in share based compensation expense for the three and twelve months ended December 31, 2006 as compared to no compensation expense recognized for the three and twelve months ended December 31, 2005, as  SFAS 123R was adopted as of January 1, 2006.

Prior to January 1, 2006, share based compensation at the Company was disclosed in a footnote, as pro-forma information, in accordance with generally accepted accounting principles as opposed to recognition within the Statement of Operations. For the three and twelve months ended December 31, 2005, the pro-forma share based compensation amounts were $167 thousand ($0.02 per share) and $793 thousand ($0.08 per share).

Note 12—Employee Benefit Plans

The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula. For years 2006, 2005 and 2004, respectively, the Company recognized $221 thousand, $160 thousand, and $133 thousand in expense. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Income.

Note 13—Financial Instruments with Off-Balance Sheet Risk

Various commitments to extend credit are made in the normal course of banking business. Letters of credit are also issued for the benefit of customers. These commitments are subject to loan underwriting standards and geographic boundaries consistent with the Company’s loans outstanding.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Loan commitments outstanding and lines and letters of credit at December 31, 2006 and 2005 are as follows:

	2006	2005
	(dollars in thousands)
Loan commitments	$70,396	$59,248
Unused lines of credit	145,985	146,433
Letters of credit	4,666	4,463

Because most of the Company’s business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, and, as such, its performance will be influenced by the economy of the region.

The Bank maintains a reserve for unfunded commitments which amounted to $0 thousand at December 31, 2006 and $33 thousand at December 31, 2005. These amounts are included in other liabilities. Increases and decreases to the reserve are a component of other expenses.

Note 14—Litigation

In the normal course of its business, the Company is involved in litigation arising from banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company’s financial condition, operating results or liquidity.

Note 15—Regulatory Matters

The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and Bank met all capital adequacy requirements to which they are subject.

The actual capital amounts and ratios for the Company and Bank as of December 31, 2006 and 2005 are presented in the table below:

						To Be Well
					For Capital	Capitalized Under
	Company		Bank		Adequacy	Prompt Corrective
	Actual		Actual		Purposes	Action Provisions*
	Amount	Ratio	Amount	Ratio	Ratio	Ratio
	(dollars in thousands)
As of December 31, 2006
Total capital (to risk weighted assets)	$80,543	11.91%	$72,182	10.80%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	73,170	10.82%	64,841	9.70%	4.0%	6.0%
Tier 1 capital (to average assets)	73,170	9.67%	64,841	8.66%	3.0%	5.0%
As of December 31, 2005
Total capital (to risk weighted assets)	$71,569	12.05%	$62,583	10.66%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	65,584	11.04%	56,617	9.64%	4.0%	6.0%
Tier 1 capital (to average assets)	65,584	9.94%	56,617	8.71%	3.0%	5.0%

*                    Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restrict extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2006, the Bank was limited from paying dividends to its parent company by the positive amount of retained earnings it held and the requirement to meet certain capital ratios. The Bank did not pay any dividends in 2006 or 2005.

Note 16—Fair Value of Financial Instruments

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

Quoted market prices, if available, are shown as estimates of fair value. Because no quoted market prices exist for a portion of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented below. In addition, the estimates are only indicative of individual financial instrument values and should not be considered an indication of the fair value of the Company taken as a whole.

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

Loans held for sale: fair values are at the carrying value (lower of cost or market) since such loans are typically committed to be sold (servicing released) at a profit.

Loans net of unearned interest: For variable rate loans that re-price on a scheduled basis, fair values are based on carrying values. The fair value of the remaining loans are estimated by discounting the estimated future cash flows using the current interest rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term.

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

Customer repurchase agreements and other borrowings: The carrying amount for variable rate borrowings approximate the fair values at the reporting date. The fair value of fixed rate Federal Home Loan Bank advances is estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms. The fair value of variable rate Federal Home Loan Bank advances is estimated to be carrying value since these liabilities are based on a spread to a current pricing index.

Off-balance sheet items: Management has reviewed the unfunded portion of commitments to extend credit, as well as standby and other letters of credit, and has determined that the fair value of such instruments is equal to the fee, if any, collected and unamortized for the commitment made.

The estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in thousands)
Assets:
Cash and due from banks	$19,250	$19,250	$16,662	$16,662
Interest bearing deposits with other banks	4,855	4,855	11,231	11,231
Federal funds sold	9,727	9,727	6,103	6,103
Investment securities	91,140	91,140	68,050	68,050
Loans held for sale	2,157	2,157	2,924	2,924
Loans	625,773	621,350	549,212	520,273
Other earning assets	11,529	11,529	11,122	11,122
Liabilities:
Noninterest bearing deposits	139,917	139,917	165,103	165,103
Interest bearing deposits	488,598	487,919	403,790	402,385
Borrowings	68,064	68,064	32,139	32,139

Note 17—Quarterly Results of Operations (unaudited)

The following table reports quarterly results of operations (unaudited) for the years of  2006, 2005 and 2004 (dollars in thousands except per share data):

	2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$13,848	$13,033	$12,213	$11,224
Total interest expense	5,466	4,818	4,216	3,380
Net interest income	8,382	8,215	7,997	7,844
Provision for credit losses	327	711	592	115
Net interest income after provision for credit losses	8,055	7,504	7,405	7,729
Noninterest income	945	1,216	845	840
Noninterest expense	5,743	5,696	5,162	5,223
Net income before income tax expenses	3,257	3,024	3,088	3,346
Income tax expense	1,105	1,124	1,098	1,363
Net income	$2,152	$1,900	$1,990	$1,983
Income per share
Basic	$0.23	$0.20	$0.21	$0.21
Diluted	0.22	0.19	0.20	0.20
Dividends declared per share	0.06	0.06	0.06	0.05

	2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$10,606	$9,758	$8,652	$7,710
Total interest expense	2,824	2,242	1,707	1,235
Net interest income	7,782	7,516	6,945	6,475
Provision for credit losses	532	424	470	417
Net interest income after provision for credit losses	7,250	7,092	6,475	6,058
Noninterest income	833	1,239	887	1,039
Noninterest expense	4,855	4,729	4,901	4,475
Net income before income tax expenses	3,228	3,602	2,461	2,622
Income tax expense	1,163	1,332	905	969
Net income	$2,065	$2,270	$1,556	$1,653
Income per share
Basic	$0.23	$0.25	$0.17	$0.17
Diluted	0.21	0.23	0.16	0.17
Dividends declared per share	0.06	0.05	0.05	0.06

	2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$7,057	$6,146	$5,616	$5,376
Total interest expense	1,197	1,115	1,047	969
Net interest income	5,860	5,031	4,569	4,407
Provision for credit losses	218	227	76	154
Net interest income after provision for credit losses	5,642	4,804	4,493	4,253
Noninterest income	1,149	697	825	1,082
Noninterest expense	3,866	3,962	3,631	3,493
Net income before income tax expenses	2,925	1,539	1,687	1,842
Income tax expense	1,090	539	614	663
Net income	$1,835	$1,000	$1,073	$1,179
Income per share
Basic	$0.20	$0.11	$0.12	$0.13
Diluted	0.18	0.11	0.12	0.12
Dividends declared per share	—	—	—	—

Earnings per share are calculated on a quarterly basis and may not be additive to the year-to-date amount. Income per share has been adjusted for a 1.3 for 1 stock split in the form of a 30% stock dividend paid in February 2005 and July 2006.

Note 18—Parent Company Financial Information

Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

CONDENSED BALANCE SHEETS
December 31, 2006 and 2005
(dollars in thousands)

	2006	2005
ASSETS:
Cash	$170	$139
Cash equivalents	4,377	4,978
Investment securities available for sale	1,394	1,582
Investment in subsidiary	66,478	56,086
Loans	—	1,716
Less: allowance for credit losses	—	(19)
Net loans	0	1,697
Other assets	559	579
TOTAL ASSETS	$72,978	$65,061
LIABILITIES:
Accounts payable	$16	$19
Other liabilities	46	78
Total liabilities	62	97
STOCKHOLDERS’ EQUITY:
Common stock	95	72
Additional paid in capital	50,278	48,594
Retained earnings	22,796	16,918
Accumulated other comprehensive (loss)	(253)	(620)
Total stockholders’ equity	72,916	64,964
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,978	$65,061

CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2006, 2005, and 2004
(dollars in thousands)

	2006	2005	2004
INCOME:
Other interest and dividends	$446	$475	$669
Gain on sale of investment securities	195	332	421
Total income	641	807	1,090
EXPENSES:
Salaries and employee benefits	—	—	39
Interest expense	—	—	13
Legal and professional	101	89	62
Directors’ fees	82	38	35
Other	369	264	167
Total expenses	552	391	316
Provision for Credit Losses	(19)	5	—
INCOME BEFORE INCOME TAX (EXPENSE) BENEFIT AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	108	411	774
INCOME TAX (BENEFIT) EXPENSE	(8)	123	263
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	116	288	511
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	7,909	7,256	4,576
NET INCOME	$8,025	$7,544	$5,087

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(dollars in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$8,025	$7,544	$5,087
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	(19)	5	—
Gain on sale of investment securities	(195)	(332)	(421)
Equity in undistributed income of subsidiary	(7,909)	(7,256)	(4,576)
Excess tax benefit on stock-based compensation	(431)	(468)	(98)
Increase (decrease) in other assets	20	(542)	135
(Decrease) increase in other liabilities	396	506	(522)
Net cash (used in) provided by operating activities	(113)	(543)	(395)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans	1,716	1,027	(1,583)
Purchase of available for sale investment securities	(101)	(178)	(43,632)
Proceeds from maturity and sales of available for sale investment securities	484	3,340	70,347
Investment in subsidiary (net)	(1,771)	(5,000)	(5,682)
Net cash provided by (used in) investing activities	328	(811)	19,450
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	936	1,130	510
Dividends paid	(2,152)	(1,998)	—
(Repayment of) proceeds from short term borrowings	—	—	(14,363)
Excess tax benefit on stock-based compensation	431	468	98
Net cash (used in) provided by financing activities	(785)	(400)	(13,755)
NET (DECREASE) INCREASE IN CASH:	(570)	(1,754)	5,300
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	5,117	6,871	1,571
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,547	$5,117	$6,871

BUSINESS

Eagle Bancorp, Inc. (the “Company”) was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for a newly formed Maryland chartered commercial bank. The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company’s market area, together with an experienced community bank senior management team. EagleBank, a Maryland chartered commercial bank which is a member of the Federal Reserve System, the Company’s principal operating subsidiary, was chartered as a bank and commenced banking operations on July 20, 1998. The Bank operates from six Montgomery County offices located in Gaithersburg, Rockville (2), Bethesda, Silver Spring and Chevy Chase, Maryland and three locations in the District of Columbia, at 20th and K Streets, NW, south of Dupont Circle and near McPherson Square. In July 2006, the Company formed Eagle Commercial Ventures, LLC as a direct subsidiary to provide subordinate financing for the acquisition, development and construction of real estate projects, the primary financing for which would be provided by EagleBank.

The Bank operates as a community bank alternative to the super-regional financial institutions which dominate EagleBank’s primary market area. The cornerstone of the Bank’s philosophy is to provide superior, personalized service to its customers. The Bank focuses on relationship banking, providing each customer with a number of services, familiarizing itself with, and addressing itself to, customer needs in a proactive, personalized fashion.

Description of Services.   The Bank offers full commercial banking services to its business and professional clients as well as complete consumer banking services to individuals living and/or working in the service area. The Bank emphasizes providing commercial banking services to sole proprietorships, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the Bank’s primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves. In 2006, the Bank developed and began offering a remote deposit service which allows clients to facilitate and expedite deposit transactions through the use of electronic scanning devices.

The Bank has developed a loan portfolio consisting primarily of traditional business and real estate secured loans with a substantial portion being variable rates, where the cash flow of the borrower/borrower’s business is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using both variable rates and fixed rates which adjust in three to five years, with maturities of five to ten years. Consumer loans are made on the traditional installment basis for a variety of purposes. The Bank has developed significant expertise and commitment as a Small Business Administration (“SBA”) lender and is one of the largest community bank SBA lenders, in dollar volume, in the Washington metropolitan area.

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

The direct lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in the Bank’s primary market area have a significant impact on the Bank’s and the Company’s results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent the Bank makes fixed rate loans, general increases in interest rates will tend to reduce the Bank’s spread as the interest rates the Bank must pay for deposits may increase while interest income may be unchanged. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

The Bank’s goals are to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include; carefully enforcing loan policies and procedures, evaluating each borrower’s business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

Under certain circumstances, the Bank attempts to further mitigate commercial term loan losses by using loan guarantee programs offered by the SBA. The Bank has been approved for the SBA’s preferred lender program (“PLP”). SBA loans made using PLP by the Bank are not subject to SBA pre-approval.

The composition of the Bank’s loan portfolio is heavily commercial real estate, both owner occupied and investment real estate. At December 31, 2006, real estate commercial, real estate residential and real estate construction combined represented 70% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as drops in real estate values, changes in cash flow and general economic conditions. The Bank typically requires a loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, although, may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Bank is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at December 31, 2006 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, although, may be limited. SBA loans represent 10% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans, and the Section 7A lending program in particular, are subject to a maximum loan size established by the SBA.

Approximately 9% of the loan portfolio at December 31, 2006 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

At January 31, 2007, the Bank had a legal lending limit of $10.8 million. Due to legal lending limitations, the Bank has participated portions of credits to other area banks. The Bank has also participated loans to the Company until such time as the Bank could accommodate the participation within its legal limit or the loan could be participated to another lender. The ability of the Company to assist the Bank with these credits has expanded the flexibility and service the Bank can offer its customers.

From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, Eagle Commercial Ventures, LLC (ECV), which operating agreement permits lending only to real estate projects   where the Company’s directors or lending officers have significant expertise. Such loans, which may be made to accommodate borrowers at the Bank level, may have higher risk characteristics than loans made by the Bank, such as lower priority security interests and or higher loan to value ratios. The Company seeks interest rates and overall financial compensation commensurate with the risks involved in the particular loan. One such higher risk loan transaction was fully paid at the end of 2006 and is expected to give rise to significant additional interest/revenue to the Company and Bank in 2007, as remaining units are sold and settled. Another higher risk loan is outstanding at December 31, 2006 in ECV. Refer to the discussion under “Managements Discussion and Analysis—Loan Portfolio”, for further information on the Company’s and ECV’s higher risk lending activities.

The Bank originates residential mortgage loans, as a correspondent lender. The loans are registered with one of the designated investors at the time of application with intentions of immediate sale to that investor on a servicing released basis. This activity is managed by utilizing the available pricing, programs and lock periods which produce market gains on the sale of the loan. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its investors, it also employs the services of a contract underwriter which has been approved by the designated investors. Because the loans are originated with investor guidelines, designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods that may vary from 90 days up to one year. In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default repurchase period is approximately twelve months after sale of the loan to the investor. To date, no such repurchases have been made. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. In certain instances, the Bank may provide equity loans (second position financing) in combination with residential first mortgage lending for purchase money and refinancing purposes.

Deposit services include business and personal checking accounts, NOW accounts, tiered savings and money market account and time deposits with varying maturity structures and customer options. A complete individual retirement account (“IRA”) program is available. In cooperation with Goldman Sachs Asset Management, the bank has introduced Eagle Asset Management Account, a check writing cash management account that sweeps funds to one of several off-balance sheet investment accounts managed by Goldman Sachs.

Other services include cash management services such as electronic banking, business sweep accounts, lock box, and account reconciliation services, credit card depository, professional settlement services, including title insurance placement, safety deposit boxes and Automated Clearing House (“ACH”) origination. After-hours depositories and ATM service are also available.

The Bank and Company maintain portfolios of short term investments and investment securities consisting primarily of U.S. Agency bonds and mortgage backed securities, but which also contains equity investments related partially to Bank regulatory rules. The Company’s securities portfolio also consists of equity investments in the form of preferred and common stocks. These portfolios provide the following objectives: liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives.

The Company and Bank have formalized an asset and liability management process and have a standing Committee (“ALCO”) consisting both of outside and inside directors. The ALCO operates under established policies and practices, which are updated and re-approved annually. A typical Committee meeting includes discussion of current economic conditions and strategies, including interest rate trends and volumes positions, the current balance sheet and earnings position, cash flow estimates, liquidity positions, interest rate risk position (quarterly), capital position, review of the investment portfolio of the Bank and the Company, and the approval of investment transactions. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. Government agency securities and high grade municipal securities. High risk investments, derivatives and non traditional investments are prohibited, although the Bank does have investments in structured notes, which are permissible. Investment maturities are generally limited to seven to ten years, except as specifically approved by the ALCO, and mortgage backed pass through securities with average lives of generally seven years or less. The Company holds limited equity investments in local banking companies.

Management believes that the market segments which the Bank targets, small to medium sized for profit and not for profit businesses and the consumer base of the Bank’s market area demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and personal service that form the basis for the Bank’s business development strategies. The Bank provides services from its main office in Bethesda, Maryland, and five branches in Gaithersburg, Rockville, Silver Spring and Chevy Chase in Maryland and three offices in Washington, D.C. The Bank opened its initial branch in Washington, D.C. in 2001, opened a second branch in May 2004 and a third branch in January 2005. The sixth office in Maryland, located in Chevy Chase, opened in May 2006. The Bank actively seeks additional banking offices consistent with its strategic plan, although there can be no assurance that the Bank will establish any additional offices, or that any branch office will prove to be profitable.

The Bank’s customer base has benefited from the extensive business and personal contacts of its Directors and Executive Officers. To introduce new customers to the Bank, enhanced reliance is expected on proactively designed officer calling programs, newly created advisory board structures and enhanced referral programs.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Bank’s marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those attendant to loans to larger companies. The management and director committees of the Bank carefully evaluate all loan applications and attempt to minimize credit risk exposure by use of extensive loan application data, and approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.

RISK FACTORS

An investment in our common stock involves various risks. The following is a summary of certain risks identified by us as affecting our business. You should carefully consider the risk factors listed below, as well as other cautionary statements made in this Annual Report on Form 10-K, and risks and uncertainties which we may identify in our other reports and documents filed with the Securities and Exchange Commission or other public announcements. These risk factors may cause our future earnings to be lower or our financial condition to be less favorable than we expect. In addition, other risks of which we are not aware, which relate to the banking and financial services industries in general, or which we do not believe are material, may cause earnings to be lower, or hurt our future financial condition. You should read this section together with the other information in this Annual Report on Form 10-K.

Our results of operations, financial condition and the value of our shares may be adversely affected if we are not able to maintain our historical growth rate.

Since opening for business in 1998, our asset level has increased rapidly, including 15% increase in 2006. Over the past five years (2002-2006), our earnings have increased at an average annual rate of 36%, including a 6.4% increase in 2006 over 2005. We cannot assure you that we will continue to achieve comparable results in future years. As our asset size and earnings increase, it may become more difficult to achieve high rates of increase in assets and earnings. Additionally, it may become more difficult to achieve continued improvements in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced. Declines in the rate of growth of income or assets or deposits, and increases in operating expenses or nonperforming assets may have an adverse impact on the value of the common stock.

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

A substantial portion of our loans are secured by real estate in the Washington, D.C. metropolitan area, and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2006, 79% of our loans were secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $127 million, or 20% of loans, were construction and land development loans. An additional 19% of portfolio loans were commercial and industrial loans which are not secured by real estate. These categories of loans generally have a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced. Under guidance from the banking agencies, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain, and to employ greater risk management efforts, as a result of our real estate concentrations.

Commercial, commercial real estate and construction loans tend to have larger balances than single family mortgages loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate and construction loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. An increase in nonperforming loans could result in: a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

Additionally, through ECV, we provide subordinate financing for the acquisition, development and construction of real estate or other projects, the primary financing for which would be provided by EagleBank. These subordinate financings and the business of ECV will generally entail a higher risk profile (including lower priority and higher loan to value ratios) than loans made by the Bank. A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income of the Company may be more volatile from period to period, based on the status of such projects. There can be no assurance that the Company will be able to successfully operate or manage the business of providing higher loan to value financing.

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

Due to our rapid growth, a substantial amount of the loans in our portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” A portfolio of older loans will usually behave more predictably than a newer portfolio. As a result, because a large portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

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

The Washington, D.C. metropolitan statistical area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is a highly competitive banking market. We compete for loans, deposits, and investment dollars with numerous regional and national banks, online divisions of out-of-market banks, and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than us, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

Trading in the common stock has been light. As a result, shareholders may not be able to quickly and easily sell their common stock.

Although our common stock is listed for trading on the NASDAQ Capital Market and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been limited, averaging approximately 4,400 shares per day over the year ended December 31, 2006, and there can be no assurance that a more active and liquid market for the common stock will develop or can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

Directors and officers of Eagle Bancorp own approximately 16% of the outstanding common stock. Directors of EagleBank who are not directors of Eagle Bancorp own additional shares. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of the Company. The results of the vote may be contrary to the desires or interests of the public shareholders.

Directors and executive officers and their affiliates and directors of EagleBank are believed to own approximately 24% of the currently outstanding common stock, excluding shares which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.

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

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2006, our cumulative net liability sensitive twelve month gap position was 18% of total assets and as such we expect that the decline in projected net interest income over a twelve month period resulting from a 100 basis point increase in rates would be approximately 2%. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our noninterest income, as a result of reduced demand for residential mortgage loans, which we make on a pre-sold basis.

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

Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. At December 31, 2006, 22% of our deposits were noninterest bearing demand deposits.

The requirement that the Bank commence paying deposit insurance premiums in 2007 may also adversely affect our results of operations. Prior to 2007, we have never been required to pay any deposit insurance premiums. Payment of deposit insurance premiums may have an adverse effect on our earnings. This change or other legislative or regulatory developments could have a significant negative effect on our net interest income, net income, net interest margin, return on assets and return on equity.

Substantial regulatory limitations on changes of control and anti-takeover provisions of Maryland law may make it more difficult for you to receive a change in control premium.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Maryland law. Also, Maryland corporate law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our Board of Directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock.

EMPLOYEES

At December 31, 2006 the Bank employed 171 persons on a full time basis, six of which are executive officers of the Bank. None of the Bank’s employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, a 401k plan, life and long term disability insurance. Additionally, the Company maintains a share based compensation plan for  employees of the Bank who meet certain eligibility requirements.

MARKET AREA AND COMPETITION

The Bank’s main office and the headquarters of the Company and the Bank is located at 7815 Woodmont Avenue, Bethesda, Maryland 20814. The Bank has five additional Maryland offices, located at 110 North Washington Street, Rockville; 8665 Georgia Avenue, Silver Spring; 11921 Rockville Pike, Rockville; 9600 Blackwood Road, Gaithersburg; and 15 Wisconsin Circle, Chevy Chase. There are three offices in Washington DC, located at 20th and K Streets, NW; 1228 Connecticut Ave, NW; and 1425 K Street, NW.

The primary service area of the Bank is the Washington D.C. metropolitan statistical area. The Washington, D.C. metropolitan statistical area attracts a substantial federal workforce, as well as supporting a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants.

Montgomery County, Maryland with a total population of approximately 931,000 (2005 census update) and occupying an area of about 500 square miles, is located roughly 30 miles southwest of Baltimore and is a diverse and healthy segment of Maryland’s economics. Montgomery County is a thriving business center and is Maryland’s smost populous jurisdiction. While the State of Maryland boasts a demographic profile superior to the U.S. economy at large, the economy in and around Montgomery County is among the very best in Maryland. According to data from the Montgomery County Department of Park and Planning, the number of jobs in the County have increased about 1-2% per year in the recent past to approximately 500,000 (2005), with the public sector contributing about 26% of this total. The unemployment rate in Montgomery County is among the lowest in the state at 2.6% (December 2006). A very educated population has contributed to favorable median household income of $89,300 (2005) and average single family new home sales prices of $590,760 and $383,000 for resale homes (2003). According to the 2005 census update, approximately 64% of the County’s residents hold college or advanced degrees, placing Montgomery County among the most educated in the nation. The area boosts a diverse business climate with a strong federal government presence, a substantial technology sector, a housing construction and renovation sector, and a legal, financial services and professional services sector. The market for commercial office space improved in 2005-2006, increasing to 26.9 million square feet from 26.1 million, and an overall Class A office vacancy rates at about 7.2% at mid-year. The county is also an incubator for firms engaged in bio-technology and the area is attracting significant venture capital. Transportation congestion remains the biggest threat to future economic development and the quality of life in the area.

The Washington D.C area boasts significant numbers of not for profit businesses targeted by the Company. According to the 2000 census, Washington D.C. has a population of 572,059 and a median household income of $40,127, just below the national median of $42,409.

Montgomery County is home to many major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes

of Health, National Oceanic and Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission, the Food and Drug Administration and the National Naval Medical Center in Bethesda.

Deregulation of financial institutions and holding company acquisitions of banks across state lines has resulted in widespread, fundamental changes in the financial services industry. This transformation, although occurring nationwide, is particularly intense in the greater Washington, D.C. metropolitan area because of the changes in the area’s economic base in recent years and changing state laws authorizing interstate mergers and acquisitions of banks, and the interstate establishment or acquisition of branches.

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

The Company.   The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the “Act”) and is subject to supervision by the Federal Reserve Board. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

The Act requires approval of the Federal Reserve Board for, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act also generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law; but if the bank is at least 5 years old, the Federal Reserve Board may approve the acquisition.

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

Effective on March 11, 2000, the Gramm Leach-Bliley Act of 1999 (the “GLB Act”) allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Company’s entering into competition with the Company and the Bank.

The Bank.   The Bank, as a Maryland chartered commercial bank which is a member of the Federal Reserve System (a “state member bank”) and whose accounts will be insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Maryland Department of Financial Institutions and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities. As a result of federal and state legislation, banks in the Washington D.C./Maryland/Virginia area can, subject to limited restrictions, acquire or merge with a bank in another of the jurisdictions, and can branch de novo in any of the jurisdictions. Additionally, legislation has been proposed which may result in non-banking companies being authorized to own banks, which could result in companies with resources substantially in excess of the Company’s entering into competition with the Company and the Bank.

Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of the bank’s earnings. Thus, the earnings and growth of the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

Branching and Interstate Banking.   The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states which specifically allow for such branching. The District of Columbia, Maryland and Virginia have all enacted laws which permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

The GLB Act made substantial changes in the historic restrictions on non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited. The GLB Act also allows banks to engage in a wider array of non banking activities through “financial subsidiaries.”

USA Patriot Act.   Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.

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

Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available-for-sale” in accordance with FAS 115, together with a limited amount of other qualifying interests, including trust preferred securities.  Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses and excess restricted core capital elements. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

Prompt Corrective Action.   Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank shall be deemed to be: (i) “well capitalized” if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

A “critically undercapitalized institution” is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital which has been raised and is imminently available for infusion into the Bank except for certain technical requirements which may delay the infusion for a period of time beyond the 90 day time period.

Immediately  upon becoming undercapitalized,  an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where:  (i) an institution’s obligations exceed its assets;  (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice;  (iii) the institution is in an unsafe or unsound condition;  (iv) there is a willful violation of a cease-and-desist order;  (v) the institution is unable to pay its obligations in the ordinary course of business;  (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance;  (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund;  (viii) an institution ceases to be insured;  (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

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

Deposit Insurance Premiums.   Pursuant to deposit insurance reform legislation, in December 2006, the FDIC adopted a new risk based assessment system for determining deposit insurance premiums. Under the new requirements, four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. Under the new rules, all insured depository institutions will pay deposit insurance premiums, currently ranging between 5 and 7 basis points on an institution’s assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 43 basis points for institutions in  risk categories II, III, and IV. The level of rates are subject to periodic adjustment by the FDIC.

PROPERTIES

The main banking office and the executive offices for the Bank and the Company are located at 7815 Woodmont Avenue, Bethesda, Maryland, in a 12,000 square foot, two story masonry structure (plus lower level), with parking. The Company leases the building under a ten year lease plus options which commenced in April 1998. The Silver Spring office of the Bank is located at 8665 Georgia Avenue, Silver

Spring, Maryland and consists of 3,635 square feet. The property is currently occupied under a lease, which expires in June 2016. The Rockville office is located at 110 North Washington Street, Rockville, Maryland, and consists of 2,000 square feet. The property is currently occupied under a five year lease option which expires in June 2008. The Shady Grove office is located at 9600 Blackwell Road, Rockville, Maryland, and consists of 2,326 square feet. The property is currently occupied under a ten year lease, which expires in January 2012. The Rockville Pike office is located at 11921 Rockville Pike, Rockville, Maryland and consists of 2,183 square feet. The property is currently occupied under a five year lease, which expires in October 2008. The K Street branch of the Bank is located at 2001 K Street N.W., Washington, D.C. and consists of 4,154 square feet. The property is currently occupied under a ten year lease, which expires in January 2011. The Dupont Circle office is located at 1228 Connecticut Avenue, N.W., Washington, D.C. and consists of 2,784 square feet. The property is currently occupied under a ten year lease, which expires in May 2014. The McPherson Square office is located at 1425 K Street, N.W., Washington, D.C. and consists of 5,199 square feet. The property is currently occupied under a ten year lease, which expires in January 2015. The Chevy Chase office (opened in May 2006) is located at 15 Wisconsin Circle, Chevy Chase, Maryland and consists of 4,276 square feet. The property is currently occupied under a ten year lease, which expires in May 2016.

In January 2002, the Company occupied an office facility in Bethesda at 7758 Woodmont Avenue under a ten year lease which expires in December 2011. Additional contiguous space at this location has been leased and was incorporated into the existing lease. The current space consists of 7,906 square feet.

In June 2003, the Company occupied an additional office facility in Bethesda at 7819 Norfolk Avenue, consisting of 2,820 square feet under a ten year lease with options which expires in May 2013.

In April 2004, the Company occupied an operations center at 11961 Tech Road, Silver Spring, Maryland, consisting of 9,172 square feet. The property is currently occupied under a seven year lease with options which expires in December 2020.

In November 2006, the Company entered into a lease for additional office space at 7830 Old Georgetown Road, Bethesda, Maryland 20814 consisting of 14,778 square feet under a ten year lease which expires in December 2016. The Company completed a fit-up of the space and commenced occupancy in February 2007.

CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

The management of Eagle Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity and fair presentation of the financial statements included in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company’s internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time. The Audit Committee of the Board of Directors (the “Committee”), is comprised entirely of outside directors who are independent of management. The Committee is responsible for the appointment and compensation of the independent auditors and makes decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and unlimited access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

Management assessed the Company’s system of internal control over financial reporting as of December 31, 2006. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control—Integrated Framework.”  Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006. Management’s assessment concluded that there were no material weaknesses within the Company’s internal control structure.

The 2006 financial statements have been audited by the independent registered public accounting firm of Stegman & Company (“Stegman”). Personnel from Stegman were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from Stegman accompanies the financial statements. Stegman has also issued an attestation report on management’s assessment of the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ RONALD D. PAUL	/s/ MICHAEL T. FLYNN	/s/ SUSAN G. RIEL	/s/ JAMES H. LANGMEAD
President and Chief Executive Officer of the Company	Executive Vice President and Chief Operating Officer of the Company and President of the Bank (Washington D.C. Division)	Executive Vice President and Chief Operating Officer of the Bank	Senior Vice President and Chief Financial Officer of the Company

REPORT OF STEGMAN & COMPANY
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Eagle Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Eagle Bancorp, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Eagle Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Eagle Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006, and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Eagle Bancorp, Inc. and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ STEGMAN & COMPANY

Baltimore, Maryland
March 12, 2007

Exhibits and Financial Statement Schedules

The following financial statements are included in this report

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006,
   2005 and 2004
Notes to the Consolidated Financial Statements

All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended(1)
3.2	Bylaws of the Company(2)
10.1	1998 Stock Option Plan(3)
10.2	Employment Agreement between Michael Flynn and the Company, filed herewith
10.3	Employment Agreement between Thomas D. Murphy and the Bank, filed herewith
10.4	Employment Agreement between Ronald D. Paul and the Company(4)
10.5	Director’s Fee Agreement between Leonard L. Abel and the Company(4)
10.6	Employment Agreement between Susan G. Riel and the Bank, filed herewith
10.7	Employment Agreement between Martha Foulon-Tonat and the Bank, filed herewith
10.9	Employment Agreement between James H. Langmead and the Bank, filed herewith
10.10	Employee Stock Purchase Plan(5)
10.11	2006 Stock Plan(6)
11	Statement Regarding Computation of Per Share Income
Please refer to Note 9 to the consolidated financial statements for the year ended December 31, 2006.
21	Subsidiaries of the Registrant
23	Consent of Stegman & Company
31.1	Certification of Ronald D. Paul
31.2	Certification of Susan G. Riel
31.3	Certification of Michael T. Flynn
31.4	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of Susan G. Riel
32.3	Certification of Michael T. Flynn
32.4	Certification of James H. Langmead

(1)          Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the period ended September  30, 2006.

(2)          Incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form SB-2, dated December 12, 1997.

(3)          Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

(4)          Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(5)          Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-116352)

(6)          Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
March 9, 2007	by:	/s/ RONALD D. PAUL
Ronald D. Paul, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ LEONARD L. ABEL	Chairman of the Board of Directors	March 9, 2007
Leonard L. Abel
/s/ LESLIE M. ALPERSTEIN	Director	March 9, 2007
Leslie M. Alperstein
/s/ DUDLEY C. DWORKEN	Director	March 9, 2007
Dudley C. Dworken
/s/ MICHAEL T. FLYNN	Executive Vice President and Chief Operating	March 9, 2007
Michael T. Flynn	Officer and Director of the Company and President of the Bank (Washington, D.C. division)
/s/ EUGENE F. FORD, SR.	Director	March 9, 2007
Eugene F. Ford, Sr.
/s/ PHILIP N. MARGOLIUS	Director	March 9, 2007
Philip N. Margolius
/s/ RONALD D. PAUL	President, Director and Principal	March 9, 2007
Ronald D. Paul	Executive Officer of the Company
/s/ LELAND M. WEINSTEIN	Director	March 9, 2007
Leland M. Weinstein
/s/ HARVEY GOODMAN	Director	March 9, 2007
Harvey Goodman
/s/ DONALD R. ROGERS	Director	March 9, 2007
Donald R. Rogers
/s/ JAMES H. LANGMEAD	Senior Vice President and Chief Financial	March 9, 2007
James H. Langmead	Officer of the Company Principal Financial and Accounting Officer