Form 10-Q
period 2007-03-31
EAGLE BANCORP INC
filed 2007-05-07
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of April 25, 2007, the registrant had 9,522,917 shares of Common Stock outstanding.

Item 1 – Financial Statements

EAGLE BANCORP, INC.

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(dollars in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$16,470	$19,250
Federal funds sold	19,701	9,727
Interest bearing deposits with banks and other short term investments	4,573	4,855
Investment securities available for sale, at fair value	74,216	91,140
Loans held for sale	2,531	2,157
Loans	637,356	625,773
Less allowance for credit losses	(7,263)	(7,373)
Loans, net	630,093	618,400
Premises and equipment, net	7,380	6,954
Deferred income taxes	3,187	3,278
Other assets	18,037	17,690
TOTAL ASSETS	$776,188	$773,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing demand	$130,664	$139,917
Interest bearing transaction	58,801	66,596
Savings and money market	177,717	159,778
Time, $100,000 or more	107,514	158,495
Other time	157,415	103,729
Total deposits	632,111	628,515
Customer repurchase agreements and federal funds purchased	35,043	38,064
Other short-term borrowings	8,000	8,000
Long-term borrowings	22,000	22,000
Other liabilities	4,574	3,956
Total liabilities	701,728	700,535

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares authorized 20,000,000, shares issued and outstanding 9,509,622 (2007) and 9,478,064 (2006)	95	95
Additional paid in capital	50,647	50,278
Retained earnings	23,908	22,796
Accumulated other comprehensive loss	(190)	(253)
Total stockholders’ equity	74,460	72,916
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$776,188	$773,451

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

For the Three Month Periods Ended March 31, 2007 and 2006 (unaudited)

(dollars in thousands, except per share data)

	2007	2006
Interest Income
Interest and fees on loans	$12,531	$10,328
Interest and dividends on investment securities	1,181	701
Interest on federal funds sold	24	195
Total interest income	13,736	11,224

Interest Expense
Interest on deposits	4,835	2,959
Interest on customer repurchase agreements and federal funds purchased	525	189
Interest on other short-term borrowings	108	232
Interest on long-term borrowings	299	—
Total interest expense	5,767	3,380

Net Interest Income	7,969	7,844

Provision for Credit Losses	303	115

Net Interest Income After Provision For Credit Losses	7,666	7,729

Noninterest Income
Service charges on deposits	349	324
Gain on sale of loans	237	176
Gain on sale of investment securities	7	—
Other income	405	340
Total noninterest income	998	840

Noninterest Expense
Salaries and employee benefits	3,352	2,974
Premises and equipment expenses	1,208	869
Advertising	91	119
Outside data processing	262	228
Other expenses	1,136	1,033
Total noninterest expense	6,049	5,223

Income Before Income Tax Expense	2,615	3,346

Income Tax Expense	933	1,363

Net Income	$1,682	$1,983

Earnings Per Share (1)
Basic	$0.18	$0.21
Diluted	$0.17	$0.20
Dividends Declared Per Share (1)	$0.06	$0.05

See notes to consolidated financial statements.

(1) Earnings per share for March 31, 2006 has been adjusted to reflect the 1.3 for 1 stock split in the form of a 30% stock dividend paid on July 5, 2006.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

For the Three Month Periods Ended March 31, 2007 and 2006 (unaudited)

(dollars in thousands)

	2007	2006
Cash Flows From Operating Activities:
Net income	$1,682	$1,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	303	115
Depreciation and amortization	327	261
Gains on sale of loans	(237)	(176)
Origination of loans held for sale	(10,158)	(10,838)
Proceeds from sale of loans held for sale	10,021	10,928
Increase in cash surrender value of BOLI	(107)	(97)
Gain on sale of investment securities	(7)	—
Stock based compensation expense	47	170
Excess tax benefit from exercise of non-qualified stock options	13	(191)
Increase in other assets	(190)	(824)
Increase / (decrease) in other liabilities	605	(1,725)
Net cash provided (used) by operating activities	2,298	(394)

Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks and short term investments	282	9,513
Purchases of available for sale investment securities	(51)	(5,104)
Proceeds from maturities of available for sale securities	1,287	3,146
Proceeds from sale/call of available for sale securities	15,799	—
Net increase in loans	(11,995)	(3,178)
Bank premises and equipment acquired	(753)	(339)
Net cash provided by investing activities	4,568	4,038

Cash Flows From Financing Activities:
Increase in deposits	3,596	2,352
Decrease in customer repurchase agreements and federal funds purchased	(3,021)	(590)
Increase in other short-term borrowings	—	20,000
Issuance of common stock	335	464
Excess tax benefit from exercise of non-qualified stock options	(13)	191
Payment of dividends and payment in lieu of fractional shares	(570)	(507)
Net cash provided by financing activities	327	21,910

Net Increase In Cash	7,194	25,554

Cash And Due From Banks At Beginning of Period	28,977	22,765

Cash and Due from Banks At End Of Period	$36,171	$48,319

Supplemental Cash Flows Information:
Interest paid	$5,828	$3,136
Income taxes paid	$483	$100

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Month Periods Ended March 31, 2007 and 2006 (unaudited)

(dollars in thousands)

				Accumulated
				Other	Total
	Common	Additional Paid	Retained	Comprehensive	Stockholders’
	Stock	in Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2007	$95	$50,278	$22,796	$(253)	$72,916
Comprehensive Income
Net Income			1,682		1,682
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)				67	67
Less: reclassification adjustment for gains net of taxes of $3,000 included in net income				(4)	(4)
Total Comprehensive Income				63	1,745

Cash Dividend ($.06 per share)			(570)		(570)
Stock based compensation		47			47
Exercise of options for 31,558 shares of common stock		335			335
Tax benefit adjustment on non-qualified options exercise		(13)			(13)
Balance, March 31, 2007	$95	$50,647	$23,908	$(190)	$74,460

Balance, January 1, 2006	$72	$48,594	$16,918	$(620)	$64,964
Comprehensive Income
Net Income			1,983		1,983
Other comprehensive income:
Unrealized loss on securities available for sale (net of taxes)				(24)	(24)
Total Comprehensive Income				(24)	1,959

Cash Dividend ($.05 per share)			(507)		(507)
Stock based compensation		170			170
Exercise of options for 54,531 shares of common stock		464			464
Tax benefit on non-qualified options exercise		191			191
Balance, March 31, 2006	$72	$49,419	$18,394	$(644)	$67,241

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2007 and 2006 (unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Eagle Bancorp, Inc. (the “Company”) included herein are unaudited; however, they reflect all adjustments, consisting only of normal recurring accruals, that in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2006 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2007.

2. NATURE OF OPERATIONS

The Company, through EagleBank, its bank subsidiary (the “Bank”), conducts a full service community banking business, primarily in Montgomery County, Maryland and Washington, D.C. The primary financial services include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan’s origination. The Bank offers its products and services through nine banking offices and various electronic capabilities. In July 2006, the Company formed Eagle Commercial Ventures, LLC as a direct subsidiary to provide subordinate financing for the acquisition, development and construction of real estate projects, whose primary financing would be done by the Bank.

3. CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold (items with an original maturity of three months or less).

4. INVESTMENT SECURITIES

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

(in thousands)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2007	Cost	Gains	Losses	Value

U. S. Government agency securities	$42,855	$101	$282	$42,674
Mortgage backed securities	26,518	78	329	26,267
Federal Reserve and Federal Home Loan Bank stock	3,880	—	—	3,880
Other equity investments	1,278	117	—	1,395
	$74,531	$296	$611	$74,216

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

U. S. Government agency securities	$58,803	$161	$380	$58,584
Mortgage backed securities	27,650	69	386	27,333
Federal Reserve and Federal Home Loan Bank stock	3,829	—	—	3,829
Other equity investments	1,278	116	—	1,394
	$91,560	$346	$766	$91,140

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of March 31, 2007 are as follows:

	Estimated			Gross
	Fair	Less than	More than	Unrealized
March 31, 2007	Value	12 months	12 months	Losses

U. S. Government agency securities	$31,558	$37	$245	$282
Mortgage backed securities	17,108	14	315	329
	$48,666	$51	$560	$611

	Estimated			Gross
	Fair	Less than	More than	Unrealized
December 31, 2006	Value	12 months	12 months	Losses

U. S. Government agency securities	$32,919	$45	$335	$380
Mortgage backed securities	17,788	27	359	386
	$50,707	$72	$694	$766

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

6. EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as stock options. As of March 31, 2007 there were 170,535 shares excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

Earnings per share for the three months ended March 31, 2006 has been adjusted for a 30% stock dividend paid in the form of a 1.3 to 1 stock split on July 5, 2006.

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

The Company also maintains the 2004 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, a total of 253,500 shares (as adjusted for the 1.3 to 1 stock split paid on July 5, 2006) of common stock, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire no later than the last business day of January in the calendar year following the year in which the grant is made. No grants have been made under this plan in 2007.

The Company believes that awards under all plans better align the interests of its employees with those of its shareholders.

In January 2007, the Company awarded 68,550 shares under the 2006 Plan which have a five-year contractual term and vest over a three year period.

In January 2007, the Company awarded 20,390 stock appreciation rights to five senior officers under the 2006 Plan to be settled in the Company’s common stock following a three-year service vesting period. The Company also granted performance based restricted stock, which vests at the end of a three-year period, subject to the achievement of specified goals. Restricted share awards are being recognized as compensation expense over a three-year performance period based on the market value of the shares at the date of grant. This compensation expense will be evaluated quarterly as to share awards based on an assumption of achievement of target goals.

The fair value of each option grant and other equity based award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2007 and the twelve months ended December 31, 2006 and 2005.

Below is a summary of changes in shares under option (split adjusted) for the quarter ended March 31, 2007. The information excludes restricted stock awards.

			Wgt. Avg.
		Wgt. Avg.	Remaining	Wgt. Avg.	Aggregate
		Exercise	Contractual	Grant Date	Intrinsic
	Stock Options	Price	Life	Fair Value	Value
As of 1/1/2007
Outstanding	900,835	$8.69	—	$5.25
Vested	848,027	8.16	—	5.23
Nonvested	52,808	17.23	—	5.53

Period activity
Grants	88,940	$17.00	—	$3.21
Exercised	31,558	10.61	—	3.76
Forfeited	—	—	—	—
Expired	—	—	—	—

As of 3/31/2007
Outstanding	958,217	$9.40	4.37	$5.11	$6,991,842
Vested	827,519	8.10	4.22	5.27	6,991,842
Nonvested	130,698	17.60	5.29	4.04	—

Outstanding:

			Wgt. Avg.
		Wgt. Avg.	Remaining
Range of	Stock Options	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life
$3.25 to $8.75	465,936	$4.34	2.90
$8.76 to $13.26	258,679	11.31	7.22
$13.27 to $17.77	121,380	16.50	3.29
$17.78 to $19.46	112,222	18.28	5.08
	958,217	9.40	4.37

Exercisable:

		Wgt. Avg.
Range of	Stock Options	Exercise
Exercise Prices	Exercisable	Price
$3.25 to $8.75	465,936	$4.34
$8.76 to $13.26	258,679	11.31
$13.27 to $17.77	31,465	3.91
$17.78 to $19.46	71,439	11.41
	827,519	8.10

Assumptions:

	Three Months
	Ended	Year Ended	Year Ended
	2007	2006	2005
Expected Volatility	18.5% - 20.2%	21.4% - 24.1%	22.9% - 23.5%
Weighted-Average Volatility	19.85%	22.62%	22.94%
Expected Dividends	$0.01	$0.01	$0.02
Expected Term (In years)	3.1 - 3.5	0.5 - 3.4	1.0 - 10.0
Risk-Free Rate	4.78%	4.60%	4.27%
Weighted Average Fair Value (Grant date)	$3.21	$4.40	$3.80

Total intrinsic value of options exercised during the period:	$193,509
Total fair value of shares vested during the period:	$54,386
Weighted-average period over which nonvested awards are expected to be recognized:	2.22 year(s)

As of December 31, 2006, there was $446 thousand of total unrecognized compensation cost related to non-vested equity awards under the Company’s various share based compensation plans. The $446 thousand cost is being amortized over the remaining service (vesting) period. Through March 31, 2007, $19 thousand has been recognized in compensation cost related to those grants. In total, the Company recognized $47 thousand in share based compensation expense for the first quarter of 2007 ($0.005 per share) as compared to $170 thousand in share based compensation expense for the first quarter of 2006 ($0.02 per share).

8. NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board  (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company’s servicing asset was for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans.  Assumptions related to loan term and amortization is made to arrive at the initial recorded value.  This asset is subject to impairment testing annually.  The Company does not elect to measure this asset at fair value and believes this new accounting standard will have no impact on its financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for the Company in the first quarter of fiscal 2007. The Company is evaluating the impact if any of FIN 48 on results of operations and financial condition. The Company does not have any uncertain tax positions and believes this new accounting standard adopted during the first quarter of 2007 will have no impact on its financial condition or results of operation.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

GENERAL

Eagle Bancorp, Inc. is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank (the “Bank”), a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate our primary market area. Our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has six offices serving Montgomery County and three offices in the District of Columbia.

The Company offers a broad range of commercial banking services to our business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in our service area. We emphasize providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near our primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community we serve. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. We have developed significant expertise and commitment as an SBA lender, have been designated a Preferred Lender by the Small Business Administration (SBA), and are a leading community bank SBA lender in the Washington D.C. district.

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

RESULTS OF OPERATIONS

Summary

The Company reported net income of $1.7 million for the three months ended March 31, 2007, as compared to net income of $2.0 million for the three months ended March 31, 2006, a decrease of 15%. Income per basic share was $0.18 for the three month period ended March 31, 2007, as compared to $0.21 for the same period in 2006. Income per diluted share was $0.17 for the three months ended March 31, 2007, as compared to $0.20 for the same period in 2006.

Earnings per share for the three months ended March 31, 2007 has been adjusted to reflect a 1.3 for one stock spilt in the form of a 30% stock dividend paid on July 5, 2006

The Company had an annualized return on average assets of 0.88% and an annualized return on average equity of 9.23% for the first three months of 2007, as compared to returns on average assets and average equity of 1.20% and 12.08%, respectively, for the same three months of 2006.

The decrease in net income for the three months ended March 31, 2007 can be attributed substantially to an increase in interest expense of 71% while interest income increased by 22% as compared to the first quarter of 2006.  Net interest income showed an increase of 2% on growth in average earning assets of 15%. For the three months ended March 31, 2007, the Company has experienced a 60 basis point decline in its net interest margin from 5.01% in the first quarter of 2006 to 4.41% for the first quarter of 2007. This change was primarily due to a change in the funding mix to higher cost liabilities.

For the three months ended March 31, 2007, average interest bearing liabilities funding average earning assets increased to 77% as compared to 71% for the first three months of 2006.  Additionally, while the average rate on earning assets for the three month period ended March 31, 2007 as compared to 2006 has risen by 43 basis points from 7.18% to 7.61%, the cost of interest bearing liabilities has increased by 111 basis points from 3.06% to 4.17%, resulting in a decline in the net interest spread from 4.12% for the three months ended March 31, 2006 to 3.44% for the three months ended March 31, 2007. The 60 basis point decline in the net interest margin has been less than the decline in the net interest spread as the Company continues to benefit from a significant amount of average noninterest bearing funding sources. For the three months ended March 31, 2007, average noninterest sources funding earning assets was $172 million as compared to $186 million for the same period in 2006. The combination of higher levels of market interest rates and a slight decline in noninterest funding sources has resulted in an increase in the value of noninterest sources funding earning assets from 89 basis points for the first three months in 2006 to 97 basis points for the three months ended March 31, 2007.

Due to competitive pressures, rates paid on deposits, which have been increasing to meet funding needs, may continue to have increases in future periods, which may not be offset by further increases in interest rates on earning assets. As a result of such potential margin compression, the Company’s earnings could be adversely impacted.

Loans, which generally have higher yields than securities and other earning assets, increased from 86% of average earning assets in the first three months of 2006 to 87% of average earning assets for the same period of 2007.  Investment securities for the first three months of 2007 amounted to 10% of average earning assets as compared to 11% for the first three months in 2006. This decline was directly related to average loan growth over the past twelve month period exceeding the growth of average deposit and other funding sources.

During the first quarter of 2007 the Company’s provision for loan losses amounted to $303 thousand as compared to $115 thousand for the first quarter of 2006, largely as a result of loan growth, and in part due to higher levels of net-charge offs in the first quarter of 2007 as compared to the first quarter of 2006. The Company recorded a partial charge-off in the amount of $350 thousand associated with a problem commercial lending relationship originally identified and provisioned for in the third quarter of 2006. This credit is expected to be fully resolved later in 2007.  Management believes the current reserve balance for this relationship is adequate.  In total, the ratio of net charge-offs to average loans was .26% for the first quarter of 2007 (.04% excluding the problem relationship identified above) as compared to .01% for the first quarter of 2006. The continued management of a quality loan portfolio remains a key objective of the Company.

Total noninterest income was $998 thousand for the first three months of 2007 as compared to $840 thousand for the same period in 2006, a 19% increase. This increase was due primarily to gains from the sale of residential mortgage and SBA loans which amounted to $489 thousand for the quarter ended March 31, 2007 as compared to $382 thousand for the same period in 2006, a 28% increase. In addition, deposit transaction fees and other noninterest income fees amounted to $503 thousand in the initial quarter of 2007 as compared to $458 thousand for the same period in 2006, a 10% increase.

Noninterest expenses amounted to $6.0 million for the first quarter of 2007 as compared to $5.2 million for the same period of 2006, a 16% increase. The increase in noninterest expenses was due substantially to a larger staff and related personnel costs, a new branch opened in the second quarter of 2006, additional office space, increases in data processing costs and licensing fees and the revised requirement that the Bank pay deposit insurance premiums. The efficiency ratio, which measures the relationship of noninterest expenses to the sum of net interest income and noninterest income was 67.4% for the first three months of 2007 as compared to 60.1% for the same period in 2006. This ratio increased due to both a decline in the net interest margin in first quarter of 2007 as compared to 2006 and higher levels of noninterest expenses.

For the three months ended March 31, 2007 as compared to 2006, the combination of a slight increase in net interest income from increased volumes offset by a lower net interest margin, higher levels of noninterest income and increases in both the provision for credit losses and noninterest expenses, resulted in a 15% decline in net income during the three month period.

The ratio of average equity to average assets declined from 9.93% for the first three months of 2006 to 9.59% for the first three months of 2007. As discussed below, the capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities.  The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources, which factors have been significant in the first quarter of 2007 versus 2006 (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first three months of 2007 was $8.0 million compared to $7.8 million for the first three months of 2006, a 2% increase.

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

EAGLE BANCORP, INC.

Average Balances, Interest Yields And Rates, And Net Interest Margin

(dollars in thousands)

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$4,377	$61	5.65%	$3,146	$30	3.87%
Loans (1)	636,225	12,531	7.99%	545,594	10,328	7.68%
Investment securities available for sale	90,115	1,120	5.04%	67,771	671	4.02%
Federal funds sold	1,812	24	5.37%	17,960	195	4.40%
Total interest earning assets	732,529	13,736	7.60%	634,471	11,224	7.17%

Total noninterest earning assets	45,814			42,222
Less: allowance for credit losses	7,463			6,029
Total noninterest earning assets	38,351			36,193
TOTAL ASSETS	$770,880			$670,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$55,344	$66	0.48%	$87,419	$36	0.17%
Savings and money market	165,606	1,518	3.72%	119,248	1,142	3.88%
Time deposits	263,293	3,251	5.01%	194,458	1,781	3.71%
Customer repurchase agreements and federal funds purchased	46,577	525	4.57%	32,567	189	2.35%
Other short-term borrowings	8,000	108	5.48%	14,611	232	6.44%
Long-term borrowings	22,000	299	5.51%	—	—	—
Total interest bearing liabilities	560,820	5,767	4.17%	448,303	3,380	3.06%

Noninterest bearing liabilities:
Noninterest bearing demand	132,249			152,344
Other liabilities	3,921			3,390
Total noninterest bearing liabilities	136,170			155,734

Stockholders’ equity	73,890			66,627
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$770,880			$670,664

Net interest income		$7,969			$7,844
Net interest spread			3.43%			4.12%
Net interest margin			4.41%			5.01%

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

During the first three months of 2007, a provision for credit losses was made in the amount of $303 thousand and the allowance for credit losses decreased $110 thousand, including the impact of $413 thousand in net charge-offs during the period. The provision for credit losses of $303 thousand in the first three months of 2007 compared to a provision for credit losses of $115 thousand in the first three months of 2006. The higher level of the provision in 2007 is primarily attributable to an increase of loan growth in the loan portfolio and in part to higher levels of net-charge offs in the first quarter of 2007. The increase in chargeoffs primarily related to a $350 thousand partial chargeoff of a problem commercial lending relationship.

At March 31, 2007, the Company had $1.6 million of loans classified as nonperforming as compared to $2.0 million at December 31, 2006 and $6.2 million at March 31, 2006, consisting primarily of a single $1.5 million relationship.  The Company had no restructured loans at March 31, 2007, December 31, 2006 or March 31, 2006. Significant variation in these amounts may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. The Company had no Other Real Estate Owned (OREO) at March 31, 2007, December 31, 2006 or March 31, 2006. The balance of impaired loans was $1.6 million (which includes the $1.5 million for the commercial loan relationship identified above) at March 31, 2007, with specific reserves against those loans of $428 thousand, compared to $409 thousand of impaired loans at March 31, 2006 with specific reserves of $260 thousand. The allowance for loan losses represented 1.14% of total loans at March 31, 2007 as compared to 1.19% at December 31, 2006. This decrease in the ratio of the allowance in the first quarter was due primarily to a partial charge-off in the amount of $350 thousand associated with a problem commercial lending relationship originally identified and provisioned for in the third quarter of 2006.

As part of its comprehensive loan review process, the Company’s Board of Directors and the Bank Director’s Loan Committee and or Board of Director’s Credit Review Committees carefully evaluates loans which are past due 30 days or more.  The Committee(s) make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are ninety days past due, unless they are well secured and in the process of collection.

The maintenance of a high quality loan portfolio, with an adequate allowance for possible loan losses will continue to be a primary management objective in the Company.

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2007	2006
Balance at beginning of year	$7,373	$5,985
Charge-offs:
Commercial	396	—
Real estate – commercial	—	—
Construction	—	—
Home equity	—	—
Other consumer	24	15
Total charge-offs	420	15

Recoveries:
Commercial	7	—
Real estate – commercial	—	—
Construction	—	—
Home equity	—	—
Other consumer	—	—
Total recoveries	7	—
Net charge-offs	(413)	(15)

Additions charged to operations	303	115
Balance at end of period	$7,263	$6,085

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.26%	0.01%

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	As of March 31,		As of December 31,
	2007		2006
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$3,196	21%	$3,379	21%
Real estate – commercial	2,864	55%	2,800	56%
Real estate – residential	38	0%	40	0%
Construction - commercial and residential	890	15%	854	14%
Home equity	171	8%	176	8%
Other consumer	103	1%	124	1%
Unallocated	1	0%	—	0%
Total loans	$7,263	100%	$7,373	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, restructured loans and other real estate owned, totaled $1.6 million at March 31, 2007 compared to $6.2 million at March 31, 2006. The percentage of nonperforming loans to total loans was 0.25% at March 31, 2007, compared to 1.13% at March 31, 2006.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,		December 31,
(dollars in thousands)	2007	2006	2006
Nonaccrual Loans
Commercial	$1,601	$416	$1,976
Consumer	—	129	—
Real estate	—	5,610	—
Accrual loans–past due 90 days
Commercial	—	—	37
Consumer	—	—	—
Real estate	—	—	—
Restructured loans	—	—	—
Real estate owned	—	—	—
Total non–performing assets	$1,601	$6,155	$2,013

The Company experienced a decrease in the level of nonaccrual loans in the first quarter of 2007, as compared to December 31, 2006, resulting primarily from a partial charge-off in the amount of $350 thousand associated with a problem commercial lending relationship originally identified and provisioned for in the third quarter of 2006.

At March 31, 2007, there were an additional $4.2 million of performing loans considered potential problem loans, defined as loans which are not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories.

Noninterest Income

Noninterest income consists primarily of deposit account service charges, gains on the sale of SBA and residential mortgage loans, other noninterest loan fees, income from bank owned life insurance (“BOLI”), investment gains and losses and other service fees. For the three months ended March 31, 2007, noninterest income was $998 thousand. This compared to $840 thousand of noninterest income for the three months ended March 31, 2006, a 19% increase due primarily to increases in deposit transaction fees and gains from the sale of residential mortgage and SBA loans. The Company recognized $7 thousand and $0 of investment gains for the first quarter of 2007 and 2006, respectively.

The Company is an active originator of SBA loans and its current practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $148 thousand for the three months ended March 31, 2007 compared to $138 thousand for the three months ended March 31, 2006. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. EagleBank has been recognized as the leading community bank SBA lender in its marketplace and continued emphasis is anticipated.

The Company also originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $89 thousand in the first three months of 2007 compared to $38 thousand in the same period in 2006. The Company continues its efforts to expand residential mortgage lending and associated sale of these assets on a servicing released basis. Loans sold are subject to repurchase in circumstances where documentation is not accurate or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be minimal and to date, have experienced no repurchases.

Income for the three months ended March 31, 2007 was $349 thousand from deposit account service charges, $57 thousand from SBA loan service fees and $107 thousand from BOLI, versus $324 thousand from deposit account service charges, $62 thousand from SBA service fees and $97 thousand from BOLI for the three months ended March 31, 2006. Other noninterest income amounted to $241 thousand for the first three months of 2007, as compared to $181 thousand in the first quarter of 2006. The increase in deposit services was primarily related to new relationships. The increase in other non-interest income was due primarily to loan prepayment and commitment fees.

Noninterest Expense

Noninterest expense was $6.0 million for the three months ended March 31, 2007 compared to $5.2 million for the three months ended March 31, 2006, an increase of 16%.

Salaries and benefits were $3.4 million for the first quarter of 2007, as compared to $3.0 million for the first quarter of 2006, a 13% increase. This increase was due to staff additions, merit increases and increased benefit costs, offset by a decline in incentive based compensation. At March 31, 2007, the Company’s staff numbered approximately 168, as compared to 149 at March 31, 2006.

Premises and equipment expenses amounted to $1.2 million for the quarter ended March 31, 2007 versus $869 thousand for the same period in 2006. This increase of 39% was due to a full quarter’s operation of a new banking office opened in mid May 2006, additional office space leased toward the end of 2006 and to ongoing operating expense increases associated with the Company’s facilities, all of which are leased, and to increased equipment costs.

Advertising costs decreased from $119 thousand in the quarter ended March 31, 2006 to $91 thousand in the same period in 2007, a decrease of 24%. This decline was due primarily to lower levels of product advertising.

Outside data processing costs were $262 thousand for the initial quarter in 2007, as compared to $228 thousand in 2006, or an increase of 15%. The increase was due to increases in numbers of accounts and services and to network management and wire system enhancements.

Other expenses, increased from $1.0 million in the first quarter of 2006 to $1.1 million for the three months ended March 31, 2007, or an increase of 10%. The major components of costs in this category include professional fees, including audit and accounting, ATM expenses, telephone, courier, printing, business development, office supplies, charitable contributions, director fees and dues.  For the first quarter of 2007, as compared to 2006, the significant increases in this category were primarily broker fees, internet and license agreements, loan related expenses and the revised requirement that the Company pay deposit insurance premiums.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (termed effective tax rate) decreased to 35.7% in the first quarter of 2007 as compared to 40.7% for the same period in 2006. This decrease was due primarily to higher amounts of U.S. government agency income in the first quarter of 2007, which is non-taxable for state tax purposes and to lower amounts of share based compensation in 2007 as compared to 2006 which is partially non-deductible for financial accounting purposes.

FINANCIAL CONDITION

Summary

At March 31, 2007, assets were $776.2 million, loans were $637.4 million, deposits were $632.1 million, customer repurchase agreements and other borrowings were $65.0 million and stockholders’ equity was $74.5 million. As compared to December 31, 2006, assets grew by $2.7 million (0.4%), loans by $11.6 million (1.8%), deposits by $3.6 million (0.6%), customer repurchase agreements and other borrowings decreased by $3.0 million (4.4%) and stockholders’ equity by grew by $1.5 million (2.1%).

The Company paid cash dividends of $0.06 and $0.05 per share in the first quarter of 2007 and 2006, respectively, as adjusted for the 1.3 to 1 stock split paid in July 2006.

Loans

Loans, net of amortized deferred fees and costs, at March 31, 2007, December 31, 2006 and March 31, 2006 by major category are summarized below:

	As of March 31,		As of December 31,		As of March 31,
	2007		2006		2006
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$135,181	21%	$132,981	21%	$120,435	19%
Real estate mortgage – commercial	353,109	55%	349,044	56%	289,377	46%
Real estate mortgage – residential	1,509	0%	1,523	0%	1,135	0%
Construction - commercial and residential	94,439	15%	86,524	14%	85,167	13%
Home equity	48,935	8%	50,572	8%	52,471	8%
Other consumer	4,183	1%	5,129	1%	3,790	1%
Total loans	637,356	100%	$625,773	100%	552,375	88%
Less: Allowance for Credit Losses	(7,263)		(7,373)		(6,085)
Net Loans and Leases	$630,093		$618,400		$546,290

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

For the three months ending March 31, 2007, noninterest bearing deposits declined $9.2 million as compared to December 31, 2006 due to seasonal factors, a slower environment for real estate settlements and clients seeking better yields, while interest bearing deposits increased by $12.8 million during the same period, primarily due to growth in savings and money market accounts.

Approximately 42% of the Bank’s deposits at March 31, 2007 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand, although some exceptions have been made for large deposit transactions. From time to time, when appropriate in order to fund strong loan demand, the Bank accepts certificates of deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line. These deposits amounted to approximately $22 million or 4% of total deposits at March 31, 2007, as compared to approximately $9 million of deposits at March 31, 2006 and approximately $18 million at December 31, 2006.  The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which deposits can be acquired.

At March 31, 2007, the Company had approximately $131 million in noninterest bearing demand deposits, representing 21% of total deposits. This compared to approximately $140 million of these deposits at December 31, 2006, the lower balances due to seasonal declines in commercial deposits. These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $35 million at March 31, 2007 compared to $38 million at December 31, 2006. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At March 31, 2007, the Company had no outstanding balances under its lines of credit provided by a correspondent bank. The Bank had $30 million of FHLB borrowings outstanding at March 31, 2007 and December 31, 2006. These advances are secured  by a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

Liquidity Management

Liquidity is a measure of the Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s entire investment securities portfolio is in an available-for-sale status which allows it flexibility to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources. The Company maintains secondary sources of liquidity, which includes a $15 million line of credit with a correspondent bank, secured by the stock of the Bank, against which there were no amounts outstanding at March 31, 2007. Additionally, the Bank can purchase up to $61.5 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were no borrowings outstanding at March 31, 2007. At March 31, 2007, the Bank was also eligible to take advances from the FHLB up to $94 million based on collateral at the FHLB, of which it had $30 million of advances outstanding at March 31, 2007. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than banks may offer.  The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, customer repurchase agreements and Bank lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Bank Board’s Asset Liability Committee has adopted policy guidelines which emphasize the importance of core deposits and their continued growth.

At March 31, 2007, under the Bank’s liquidity formula, it had $259 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

The following is a schedule of significant funding commitments at March 31, 2007:

(in thousands)
Unused lines of credit (consumer)	$55,441
Other commitments to extend credit	142,155
Standby letters of credit	7,626

Total	$205,222

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

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current interest rate environment, the Company has been extending the duration of its loan portfolio and acquiring more variable and short-term liabilities, so as to mitigate the risk to earnings and capital should interest rates decline from current levels. There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model (simulation analysis) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a “shock test”, which assumes a simultaneous change in interest rate up 100 and 200 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, and net income over the next twelve and twenty four month periods and to the market value of equity impact. The Company’s analysis at March 31, 2007 shows a  positive effect on income when interest rates are shocked down 100 and 200 basis points, due to the significant level of variable rate and repricable liabilities. A negative impact occurs if rates were to increase based on the Company’s liability sensitive position. Interest rate increases would increase income on earning assets less than the cost associated with interest bearing liabilities potentially resulting in net interest margin contraction.

The following table reflects the result of a shock simulation on the March 31, 2007 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in Market Value of Portfolio Equity
+200	- 4.9%	-13.4%	-8.8%
+100	-2.4%	-6.6%	-4.3%
0	—	—	—
-100	+1.4%	+4.0%	+1.9%
-200	+1.5%	+4.2%	+0.2%

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

Based on the current economic environment, management has been extending the duration of assets (both investments and loans) and emphasizing the acquisition of variable rate liabilities. This strategy has mitigated the Company’s exposure to lower interest rates as measured at March 31, 2007 as compared to the position at March 31, 2006. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the sensitivity of the Company to changes in interest rates. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At March 31, 2007, the Company had a slight negative cumulative GAP position of approximately 3% of total assets out to three months and a negative cumulative GAP position of 17% out to 12 months, as compared to a three month positive GAP of 14% and a negative cumulative GAP out to 12 months of 1% at March 31, 2006 and a three month negative GAP of 1% and a negative cumulative GAP out to 12 months of 17% at December 31, 2006. The change in the GAP position at March 31, 2007 as compared to March 31, 2006 relates primarily to a change in the mix of deposits toward more time deposits with maturities within 12 months.  The current position is within guideline limits established by ALCO.

If interest rates decline, the Company’s net interest income and margin are expected to be relatively stable because of the present slight negative mismatch position out to 90 days combined with a more competitive business environment for both deposits and loans. Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the benefits of a declining interest rate environment may not be in accordance with management’s expectations. If interest rates decline, the Company’s interest rate sensitivity position at March 31, 2007 as compared to March 31, 2006 shows reduced exposure, within established policy limits established by ALCO. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP Analysis

March 31, 2007

(dollars in thousand)

Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non-sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investments and bank deposits	$6,401	$7,798	$42,031	$11,298	$6,688	$74,216
Loans (1)	286,866	68,267	69,523	195,165	20,066	639,887
Fed funds and other short-term investments	24,274	—	—	—	—	24,274
Other earning assets	—	11,635	—	—	—	11,635
Total	$317,541	$87,700	$111,554	$206,463	$26,754	$750,012	$26,176	$776,188

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$5,538	$17,688	$31,882	$27,078	$48,478	$130,664
Interest bearing transaction	17,640	—	11,760	11,760	17,641	58,801
Savings and money market	175,035	—	575	383	1,724	177,717
Time deposits	79,844	173,405	9,894	1,786	—	264,929
Customer repurchase agreements	35,043	—	—	—	—	35,043
Other borrowings	30,000	—	—	—	—	30,000
Total	$343,100	$191,093	$54,111	$41,007	$67,843	$697,154	$4,574	$701,728
GAP	$(25,559)	$(103,393)	$57,443	$165,456	$(41,089)	$52,858
Cumulative GAP	$(25,559)	$(128,952)	$(71,509)	$93,947	$52,858

Cumulative gap as percent of total assets	(3.29)%	(16.61)%	(9.21)%	12.10%	6.81%

(1) Includes loans held for sale.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.  The Company is well capitalized.  Nevertheless, it is possible that we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

Capital

The actual capital amounts and ratios for the Company and Bank as of March  31, 2007 and March  31, 2006 are presented in the table below:

						Well Capitalized
					For Capital	Ratio Under
	Company	Company	Bank	Bank	Adequacy	Prompt Corrective
	Actual	Actual	Actual	Actual	Purposes	Action Provisions**
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Ratio

As of March 31, 2007

Total capital to risk-weighted assets	$81,912	12.0%	$73,830	11.0%	8.0%	10.0%

Tier 1 capital to risk-weighted assets	$74,649	11.0%	$66,599	9.9%	4.0%	6.0%

Tier 1 capital to average assets (leverage)	$74,649	9.7%	$66,599	8.7%	3.0%	5.0%

As of March 31, 2006

Total capital to risk-weighted assets	$73,970	12.4%	$64,853	11.0%	8.0%	10.0%

Tier 1 to risk-weighted assets	$67,885	11.4%	$58,833	10.0%	4.0%	6.0%

Tier 1 capital to average assets (leverage)	$67,885	10.1%	$58,833	8.9%	3.0%	5.0%

** Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company.  At March 31, 2007, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure About Market Risk”.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

Item 1A - Risk Factors

There have been no material changes as of March 31, 2007 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable.

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Submission of Matters to a Vote of Security Holders	None

Item 5 - Other Information	None.

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (2)
10.1	1998 Stock Option Plan (3)
10.2	Employment Agreement between Michael T. Flynn and the Company (4)
10.3	Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4	Employment Agreement between Ronald D. Paul and the Company (5)
10.5	Director Fee Agreement between Leonard L. Abel and the Company (5)
10.6	Employment Agreement between Susan G. Riel and the Bank (4)
10.7	Employment Agreement between Martha F. Tonat and the Bank (4)
10.8	Employee Agreement for James H. Langmead (4)
10.9	Employee Stock Purchase Plan (6)
10.11	2006 Stock Plan (7)
11	Statement Regarding Computation of Per Share Income
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a) Certification of Ronald D. Paul
31.2	Rule 13a-14(a) Certification of James H. Langmead
31.3	Rule 13a-14(a) Certification of Michael T. Flynn
32.1	Section 1350 Certification of Ronald D. Paul
32.2	Section 1350 Certification of James H. Langmead
32.3	Section 1350 Certification of Michael T. Flynn

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2002.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form SB-2, dated December 12, 1997.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(5)	Incorporated by reference to exhibits of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-116352)
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 4, 2007	By:	/s/ Ronald D. Paul
Ronald D. Paul, President and Chief Executive Officer

Date: May 4, 2007	By:	/s/ James H. Langmead
James H. Langmead, Senior Vice President and
Chief Financial Officer