Form 10-Q
period 2007-06-30
EAGLE BANCORP INC
filed 2007-08-09
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of July 31, 2007, the registrant had 9,579,572 shares of Common Stock outstanding.

Item 1 – Financial Statements

EAGLE BANCORP, INC.

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(dollars in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$24,899	$19,250
Federal funds sold	28,146	9,727
Interest bearing deposits with banks and other short term investments	4,383	4,855
Investment securities available for sale, at fair value	72,449	91,140
Loans held for sale	2,854	2,157
Loans	659,233	625,773
Less allowance for credit losses	(7,288)	(7,373)
Loans, net	651,945	618,400
Premises and equipment, net	7,158	6,954
Deferred income taxes	3,292	3,278
Other assets	17,890	17,690
TOTAL ASSETS	$813,015	$773,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Noninterest bearing demand	$145,263	$139,917
Interest bearing transaction	52,895	66,596
Savings and money market	180,415	159,778
Time, $100,000 or more	155,316	158,495
Other time	116,603	103,729
Total deposits	650,492	628,515
Customer repurchase agreements and federal funds purchased	40,589	38,064
Other short-term borrowings	7,000	8,000
Long-term borrowings	35,000	22,000
Other liabilities	3,926	3,956
Total liabilities	737,008	700,535

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares authorized 20,000,000, shares issued and outstanding 9,563,163 (2007) and 9,478,064 (2006)	96	95
Additional paid in capital	51,247	50,278
Retained earnings	25,312	22,796
Accumulated other comprehensive loss	(646)	(253)
Total stockholders’ equity	76,009	72,916
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$813,017	$773,451

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations
For the Six and Three Month Periods Ended June 30, 2007 and 2006 (unaudited)
(dollars in thousands, except per share data)

	Six months Ended June 30, 2007	Six months Ended June 30, 2006	Three months Ended June 30, 2007	Three months Ended June 30, 2006
Interest Income
Interest and fees on loans	$25,498	$21,457	$12,967	$11,129
Interest and dividends on investment securities	2,139	1,475	958	774
Interest on balances with other banks	10	25	10	25
Interest on federal funds sold	196	480	172	285
Total interest income	27,843	23,437	14,107	12,213

Interest Expense
Interest on deposits	9,823	6,683	4,988	3,724
Interest on customer repurchase agreements and federal funds purchased	970	481	445	292
Interest on other short-term borrowings	212	432	104	200
Interest on long-term borrowings	671	—	372	—
Total interest expense	11,676	7,596	5,909	4,216

Net Interest Income	16,167	15,841	8,198	7,997

Provision for Credit Losses	339	707	36	592

Net Interest Income After Provision For Credit Losses	15,828	15,134	8,162	7,405

Noninterest Income
Service charges on deposits	713	667	364	343
Gain on sale of loans	571	242	334	66
Gain on sale of investment securities	7	156	—	156
Other income	903	620	498	280
Total noninterest income	2,194	1,685	1,196	845

Noninterest Expense
Salaries and employee benefits	6,806	5,949	3,454	2,975
Premises and equipment expenses	2,463	1,688	1,255	819
Advertising	222	264	131	145
Outside data processing	445	436	183	208
Other expenses	2,344	2,048	1,208	1,015
Total noninterest expense	12,280	10,385	6,231	5,162

Income Before Income Tax Expense	5,742	6,434	3,127	3,088

Income Tax Expense	2,082	2,461	1,149	1,098

Net Income	$3,660	$3,973	$1,978	$1,990

Earnings Per Share (1)
Basic	$0.38	$0.42	$0.21	$0.21
Diluted	$0.37	$0.40	$0.20	$0.20
Dividends Declared Per Share (1)	$0.12	$0.11	$0.06	$0.05

See notes to consolidated financial statements.

(1) Earnings per share for June 30, 2006 have been adjusted to reflect the 1.3 for 1 stock split in the form of a 30%   stock dividend paid on July 5, 2006.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

For the Six Month Periods Ended June 30, 2007 and 2006 (unaudited)
(dollars in thousands)

	2007	2006
Cash Flows From Operating Activities:
Net income	$3,660	$3,973
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	339	707
Depreciation and amortization	672	394
Gains on sale of loans	(571)	(242)
Origination of loans held for sale	(29,072)	(23,868)
Proceeds from sale of loans held for sale	28,946	22,508
Increase in cash surrender value of BOLI	(220)	(197)
Gain on sale of investment securities	(7)	(156)
Stock based compensation expense	130	204
Excess tax benefit from exercise of non-qualified stock options	(11)	(191)
Decrease (Increase) in other assets	262	(2,494)
Decrease in other liabilities	(19)	(519)
Net cash provided by operating activities	4,109	119

Cash Flows From Investing Activities:
Decrease (Increase) in interest bearing deposits with other banks and short term investments	472	(1,576)
Purchases of available for sale investment securities	(591)	(19,975)
Proceeds from maturities of available for sale securities	2,841	9,115
Proceeds from sale/call of available for sale securities	15,799	510
Net increase in loans	(33,884)	(24,195)
Bank premises and equipment acquired	(876)	(1,283)
Net cash used in investing activities	(16,239)	(37,404)

Cash Flows From Financing Activities:
Increase in deposits	21,977	54,840
Increase in customer repurchase agreements and federal funds purchased	2,525	2,321
Increase in other short-term borrowings	12,000	25,000
Issuance of common stock	829	570
Excess tax benefit from exercise of non-qualified stock options	11	191
Payment of dividends and payment in lieu of fractional shares	(1,144)	(1,013)
Net cash provided by financing activities	36,198	81,909

Net Increase In Cash	24,068	44,624

Cash And Due From Banks At Beginning of Period	28,977	22,765

Cash And Due From Banks At End of Period	$53,045	$67,389

Supplemental Cash Flows Information:
Interest paid	$11,640	$6,974
Income taxes paid	$2,712	$2,000

Non-cash Investing Activities
Transfers from loans to other real estate owned	$—	$257

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity
For the Six Month Periods Ended June 30, 2007 and 2006 (unaudited)
(dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, January 1, 2007	$95	$50,278	$22,796	$(253)	$72,916
Comprehensive Income
Net Income			3,660		3,660
Other comprehensive income:

Unrealized gain on securities available for sale (net of taxes)				(389)	(389)
Less: reclassification adjustment for gains net of taxes of $3 included in net income				(4)	(4)
Total Comprehensive Income				(393)	3,267

Cash Dividend ($ .12 per share)			(1,144)		(1,144)
Stock based compensation		130			130
Exercise of options for 71,804 shares of common stock	1	616			617
Shares issued under dividend reinvestment plan - 13,295 shares		212			212
Tax benefit adjustment on non-qualified options exercise		11			11
Balance, June 30, 2007	$96	$51,247	$25,312	$(646)	$76,009

Balance, January 1, 2006	$72	$48,594	$16,918	$(620)	$64,964
Comprehensive Income
Net Income			3,973		3,973
Other comprehensive income:

Unrealized loss on securities available for sale (net of taxes)				(318)	(318)
Less: reclassification adjustment for gains net of taxes of $62 included in net income				(94)	(94)
Total Comprehensive Income				(412)	3,561

Cash Dividend ($ .11 per share)			(1,013)		(1,013)
Stock based compensation		204			204
Exercise of options for 63,703 shares of common stock		570			570
Tax benefit on non-qualified options exercise		191			191
Balance, June 30, 2006	$72	$49,559	$19,878	$(1,032)	$68,477

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Eagle Bancorp, Inc. (the “Company”) included herein are unaudited; however, they reflect all adjustments, consisting only of normal recurring accruals, that in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2006 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2007.

2. NATURE OF OPERATIONS

The Company, through EagleBank, its bank subsidiary (the “Bank”), conducts a full service community banking business, primarily in Montgomery County, Maryland and Washington, D.C. The primary financial services include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan’s origination. The Bank offers its products and services through nine banking offices and various electronic capabilities. In July 2006, the Company formed Eagle Commercial Ventures, LLC as a direct subsidiary to provide subordinate financing for the acquisition, development and construction of real estate projects, whose primary financing would be done by the Bank. Prior to the formation of ECV, the Company directly engaged in occasional subordinate financing transactions, which involve higher levels of risk with commensurate returns.

3. CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold (items with an original maturity of three months or less).

4. INVESTMENT SECURITIES

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

(in thousands)

June 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U. S. Government agency securities	$42,697	$—	$528	$42,169
Mortgage backed securities	25,122	—	642	24,480
Federal Reserve and Federal Home Loan Bank stock	4,420	—	—	4,420
Other equity investments	1,278	102	—	1,380
	$73,517	$102	$1,170	$72,449

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U. S. Government agency securities	$58,803	$161	$380	$58,584
Mortgage backed securities	27,650	69	386	27,333
Federal Reserve and Federal Home Loan Bank stock	3,829	—	—	3,829
Other equity investments	1,278	116	—	1,394
	$91,560	$346	$766	$91,140

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of June 30, 2007 are as follows:

June 30, 2007	Estimated Fair Value	Less than 12 months	More than 12 months	Gross Unrealized Losses

U. S. Government agency securities	$40,164	$175	$353	$528
Mortgage backed securities	24,479	239	403	642
	$64,643	$414	$756	$1,170

December 31, 2006	Estimated Fair Value	Less than 12 months	More than 12 months	Gross Unrealized Losses

U. S. Government agency securities	$32,919	$45	$335	$380
Mortgage backed securities	17,788	27	359	386
	$50,707	$72	$694	$766

The unrealized losses that exist are the result of changes in market interest rates since original purchases.  All of the bonds are rated AAA. The weighted average life of debt securities, which comprise 92% of total investment securities, is relatively short at 2.6 years. These factors, coupled with the Company’s ability and intent to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses are temporary in nature.

5. INCOME TAXES

The Company employs the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 (“SFAS”), “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.

6. EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as stock options. As of June 30, 2007 there were 198,961 shares excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

Earnings per share for the three and six months ended June 30, 2006 have been adjusted for a 30% stock dividend paid in the form of a 1.3 to 1 stock split on July 5, 2006.

7. SHARE-BASED COMPENSATION

The Company maintains the 1998 Stock Option Plan (“1998 Plan”) and the 2006 Stock Plan (“2006 Plan”). No additional options may be granted under the 1998 Plan. The 1998 Plan provided for the periodic granting of incentive and non-qualifying options to selected key employees and members of the Board. Option awards were made with an exercise price equal to the market price of the Company’s shares at the date of grant. The option grants generally vested over a period of one to two years under the 1998 Plan.

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

In January 2007, the Company awarded options to purchase 68,550 shares under the 2006 Plan which have a five-year term and vest over a three year period.

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

The fair value of each option grant and other equity based award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the six months ended June 30, 2007 and the twelve months ended December 31, 2006 and 2005.

Below is a summary of changes in shares under option (split adjusted) for the six months ended June 30, 2007. The information excludes restricted stock awards.

As of 1/1/2007	Stock Options	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life	Wgt. Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding	899,797	$8.67	—	$5.25
Vested	848,365	8.16	—	5.23
Nonvested	51,432	17.17	—	5.58

Period activity
Issued	88,940	$17.00	—	$3.21
Exercised	71,804	8.59	—	3.31
Forfeited	14,630	7.66	—	2.44
Expired	30,192	15.05	—	3.03

As of 6/30/2007
Outstanding	872,111	$9.33	4.28	$5.32	$6,508,962
Vested	743,939	7.90	4.14	5.54	6,508,962
Nonvested	128,172	17.58	5.08	4.05	—

Outstanding:

Range of Exercise Prices	Stock Options Outstanding	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life
$3.25 - $8.75	428,472	$4.31	2.62
$8.76 - $13.26	244,380	11.30	6.97
$13.27 - $17.77	90,038	16.99	4.12
$17.78 - $19.46	109,221	18.28	4.89
	872,111	9.33	4.28

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Wgt. Avg. Exercise Price
$3.25 - $8.75	428,472	$4.31
$8.76 - $13.26	244,380	11.30
$13.27 - $17.77	1,273	16.38
$17.78 - $19.46	69,814	17.92
	743,939	7.90

Assumptions:

	Six Months Ended June 30, 2007	Year Ended 2006	Year Ended 2005
Expected Volatility	18.5% - 20.2%	21.4% - 24.1%	22.9% - 23.5%
Weighted-Average Volatility	19.85%	22.62%	22.94%
Expected Dividends	1.4%	1.3%	1.6%
Expected Term (In years)	3.1 - 3.5	0.5 - 3.4	1.0 - 10.0
Risk-Free Rate	4.78%	4.60%	4.27%
Weighted Average Fair Value (Grant date)	$3.21	$4.40	$3.80

Total intrinsic value of options exercised:	$573,928
Total fair value of shares vested:	$54,386
Weighted-average period over which nonvested awards are expected to be recognized:	1.97	years

As of December 31, 2006, there was $446 thousand of total unrecognized compensation cost related to non-vested equity awards under the Company’s various share based compensation plans. The $446 thousand cost is being amortized over the remaining service (vesting) period. Through June 30, 2007, $68 thousand has been recognized in compensation cost related to those grants. In total, the Company recognized $82 thousand  ($0.01 per share) and $130 thousand ($0.01 per share)  in share based compensation expense for the three and six months ended June 30, 2007 as compared to $34 thousand ($0.00 per share) and $204 thousand ($0.02 per share) for the same period in 2006.

8. NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board  (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company’s servicing asset was for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans.  Assumptions related to loan term and amortization are made to arrive at the initial recorded value.  This asset is subject to impairment testing annually.  The Company does not elect to measure this asset at fair value and believes this new accounting standard will have no impact on its financial condition or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 had no material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

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

RESULTS OF OPERATIONS

Summary

The Company reported net income of $3.7 million for the six months ended June 30, 2007, as compared to net income of $4.0 million for the six months ended June 30, 2006, a decline of 8%. Income per basic share was $0.38 for the six month period ended June 30, 2007, as compared to $0.42 for the same period in 2006. Income per diluted share was $0.37 for the six months ended June 30, 2007, as compared to $0.40 for the same period in 2006.

For the three months ended June 30, 2007, the Company reported net income of $2.0 million as compared to $2.0 million for the same period in 2006. Income per basic share was $0.21 and $0.20 per diluted share for the three months ended June 30, 2007 and 2006.

Earnings per share for the three and six months ended June 30, 2006, have been adjusted to reflect a 1.3 for 1 stock split in the form of a 30% stock dividend paid on July 5, 2006.

The Company had an annualized return on average assets of 0.95% and an annualized return on average equity of 9.98% for the first six months of 2007, as compared to returns on average assets and average equity of 1.17% and 11.91%, respectively, for the same six months of 2006.

For the three months ended June 30, 2007, the Company had an annualized return on average assets of 1.02% and an annualized return on average equity of 10.50%.

The decrease in net income for the six months ended June 30, 2007 can be attributed substantially to an increase in interest expense of 54% while interest income increased by 19% as compared to the same period in 2006.  Net interest income showed an increase of 2% on growth in average earning assets of 13%. For the six months ended June 30, 2007, the Company has experienced a 48 basis point decline in its net interest margin from 4.91% in 2006 to 4.43% in 2007. This change was primarily due to a flatter yield curve and reliance on more expensive sources of funds which has increased interest expenses at a faster rate than increases in interest income.

For the three months ended June 30, 2007, net interest income showed an increase of 3% as compared to the same period in 2006 on growth in average earning assets of 11%. For the three months ended June 30, 2007 as compared to the same period in 2006, the Company experienced a decline in its net interest margin from 4.82% to 4.45% or 37 basis points. The decrease for the quarter ended June 30, 2007, is primarily due to the same reasons stated above for the decline in the margin for the six month period ended June 30, 2007.

For the six months ended June 30, 2007, average interest bearing liabilities funding average earning assets increased to 77% as compared to 72% for the first six months of 2006.  Additionally, while the average rate on earning assets for the six month period ended June 30, 2007, as compared to 2006 has risen by 36 basis points from

7.27% to 7.63%, the cost of interest bearing liabilities has increased by 89 basis points from 3.29% to 4.18%, resulting in a decline in the net interest spread of 53 basis points from 3.98% for the six months ended June 30, 2006 to 3.45% for the six months ended June 30, 2007. The 48 basis point decline in the net interest margin has been less than the decline in the net interest spread as the Company continues to benefit from a significant amount of average noninterest bearing funding sources. For the six months ended June 30, 2007, average noninterest sources funding earning assets was $172 million as compared to $185 million for the same period in 2006. The combination of higher levels of market interest rates and a slight decline in noninterest funding sources has resulted in an increase in the value of noninterest sources funding earning assets from 93 basis points for the first six months in 2006 to 98 basis points for the six months ended June 30, 2007.

Due to competitive pressures, rates paid on deposits, which have been increasing to meet funding needs, may continue to have increases in future periods, which may not be offset by further increases in interest rates on earning assets. As a result of such potential margin compression, the Company’s earnings could be adversely impacted.

Loans, which generally have higher yields than securities and other earning assets, increased from 86% of average earning assets in the first six months of 2006 to 87% of average earning assets for the same period of 2007.  Investment securities for both the first six months of 2007 and 2006 amounted to 11% of average earning assets, while federal funds sold averaged 1% in the first six months of 2007 versus 3% of average earning assets for the same period of 2006. This decline was directly related to average loan growth over the past twelve month period exceeding the growth of average deposit and other funding sources.

The provision for credit losses was $339 thousand for the first six months in 2007 as compared to $707 thousand for the same period in 2006. This decrease was largely attributable to an adjustment down in two factors evaluated within the component of the allowance related to environmental factors. The two specific factors warranting adjustment related to a decrease in the factor assigned to loan growth, consistent with a reduced overall rate of growth in the loan portfolio in the current year as compared to prior years, and a decrease in the factor assigned to a rising interest rate environment, consistent with the Federal Reserve Bank’s stabilization of the discount rate over the past year and consequent leveling of interest rates to borrowers.

In total, the ratio of net charge-offs to average loans was .13% for the first six months of 2007 as compared to .14% for the first six months of 2006. The continued management of a quality loan portfolio remains a key objective of the Company.

Total noninterest income was $2.2 million for the first six months of 2007 as compared to $1.7 million for the same period in 2006, a 30% increase. Excluding securities gains of $7 thousand during the first six months of 2007 and $156 thousand during the same period in 2006, noninterest income increased by 43% for the first six months of 2007 as compared to the same period in 2006. The increase was attributed primarily to higher amounts of gains on the sale of SBA ($349 thousand versus $169 thousand) and residential mortgage loans ($222 thousand versus $73 thousand), higher deposit activity fees ($713 thousand versus $667 thousand) and income from subordinate financing of real estate projects ($227 thousand versus $0).   Activity in SBA sales to secondary markets can vary widely from period to period. Income from subordinated financing activities is also subject to wide variances, as it is based on the sales progress of a limited number of development projects. Total noninterest income for the second quarter of 2007 was $1.2 million compared to $845 thousand for the second quarter of 2006, an increase of 41%. Excluding securities gains of $156 thousand during the second quarter of 2006, noninterest income increased by 73%. The increase was due to the same factors mentioned above which affected the increase for the six month period.  The efficiency ratio for the second quarter of 2007 was 66.33% as compared to 58.38% for the same period in 2006.

Total noninterest expenses increased from $10.4 million in the first six months of 2006 to $12.3 million for the first six months of 2007, an increase of 18%. The primary reasons for this increase were increases in staff levels, and related personnel cost, occupancy cost (due to a new banking office and an expanded lending center facility), higher software licensing costs and fees associated with a reinstated FDIC deposit insurance assessment. The efficiency ratio for the first six months of 2007 was 66.88% as compared to 59.25% for the same period in 2006. For the three months ended June 30, 2007, total noninterest expenses were $6.2 million, as compared to $5.2 million for the same period in 2006, an increase of 21%. This increase was due to the same factors mentioned above which affected the increase for the six month period.

For the six months ended June 30, 2007 as compared to 2006, the combination of a slight increase in net interest income from increased volumes, a lower provision for credit losses and higher levels of noninterest income offset by a lower net interest margin and higher levels of noninterest expenses, resulted in an 8% decline in net income during the six month period.  For the three months ended June 30, 2007, the same factors resulted in a .6% decline in net income, as compared to the same period in 2006.

The ratio of average equity to average assets declined from 9.79% for the first six months of 2006 to 9.65% for the first six months of 2007. As discussed below, the capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities.  The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources, which factors have been significant in the second quarter of 2007 versus 2006 (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first six months of 2007 was $16.2 million compared to $15.8 million for the first six months of 2006, a 2% increase. For the three months ended June 30, 2007, net interest income was $8.2 million as compared to $8.0 million for the same period in 2006, a 3% increase.

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

EAGLE BANCORP, INC.

Average Balances, Interest Yields and Rates, and Net Interest Margin
(dollars in thousands)

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$4,570	$131	5.78%	$2,394	$73	6.15%
Loans (1) / (2)	642,001	25,498	8.01%	556,996	21,457	7.77%
Investment securities available for sale	81,440	2,018	5.00%	70,373	1,427	4.09%
Federal funds sold	7,520	196	5.26%	20,343	480	4.76%
Total interest earning assets	735,531	27,843	7.63%	650,106	23,437	7.27%

Total noninterest earning assets	46,564			43,289
Less: allowance for credit losses	7,407			6,111
Total noninterest earning assets	39,157			37,178
TOTAL ASSETS	$774,688			$687,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$53,575	$126	0.47%	$50,211	$86	0.35%
Savings and money market	168,400	3,073	3.68%	156,279	2,359	3.04%
Time deposits	266,084	6,624	5.02%	212,501	4,243	4.03%
Customer repurchase agreements and federal funds purchased	42,841	970	4.57%	31,193	481	3.11%
Other short-term borrowings	7,757	212	5.51%	14,709	427	5.85%
Long-term borrowings	25,160	671	5.38%	—	—	—
Total interest bearing liabilities	563,817	11,676	4.18%	464,893	7,596	3.29%

Noninterest bearing liabilities:
Noninterest bearing demand	132,415			148,697
Other liabilities	3,732			6,438
Total noninterest bearing liabilities	136,147			155,135

Stockholders’ equity	74,724			67,256
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$774,688			$687,284

Net interest income		$16,167			$15,841
Net interest spread			3.45%			3.98%
Net interest margin			4.43%			4.91%

(1)   Includes Loans held for Sale

(2)          Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges in interest income on loans totaled $697 thousand and $916 thousand for the six months ended June 30, 2007 and 2006, respectively.

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

During the first six months of 2007, a provision for credit losses was made in the amount of $339 thousand and the allowance for credit losses decreased $85 thousand, including the impact of $424 thousand in net charge-offs during the period (of which $350 thousand related to one large commercial loan relationship identified in the third quarter of 2006 and which the Company believes is fully reserved). The provision for credit losses of $339 thousand in the first six months of 2007 compared to a provision for credit losses of $707 thousand in the first six months of 2006. The lower level of the provision in 2007 is primarily attributable to an adjustment down (in the second quarter of 2007) in two factors evaluated within the component of the allowance related to environmental factors. The two specific factors warranting adjustment related to a decrease in the factor assigned to loan growth, consistent with a reduced overall rate of growth in the loan portfolio in the current year as compared to prior years, and a decrease in the factor assigned to a rising interest rate environment, consistent with the Federal Reserve Bank’s stabilization of the discount rate over the past year and consequent leveling of interest rates to borrowers.

During the quarter ended June 30, 2007, a provision for credit losses was made in the amount of $36 thousand and the allowance for credit losses increased $25 thousand, including the impact of $11 thousand in net charge-offs during the quarter ended. The provision for credit losses of $36 thousand in the quarter ended June 30, 2007 compared to $592 thousand in the same period of 2006. The lower level of the provision in 2007 is attributable to the lowering of the environmental factors within the allowance analysis stated above.

At June 30, 2007, the Company had $1.5 million of loans classified as nonperforming, consisting of a single commercial loan relationship, as compared to $2.4 million at June 30, 2006, $2.0 million at December 31, 2006, and $1.6 million at March 31, 2007. The Company had no restructured loans at June 30, 2007, March 31, 2007, December 31, 2006 or June 30, 2006. Significant variation in these amounts may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. The Company had no Other Real Estate Owned (OREO) at June 30, 2007 and December 31, 2006 and $798 thousand at June 30, 2006. The balance of impaired loans was $1.5 million which consisted entirely of the commercial loan relationship identified above, with specific reserves against those loans of $500 thousand at June 30, 2007, compared to $134 thousand of impaired loans at June 30, 2006 with specific reserves of $60 thousand. The allowance for loan losses represented 1.11% of total loans at June 30, 2007 as compared to 1.14% at March 31, 2007; 1.18% at December 31, 2006, and 1.10% at June 30, 2006.

As part of its comprehensive loan review process, the Company’s Board of Directors and the Bank Director’s Loan Committee and or Board of Director’s Credit Review Committees carefully evaluates loans which are past-due 30 days or more.  The Committee(s) make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection.

The maintenance of a high quality loan portfolio, with an adequate allowance for possible loan losses, will continue to be a primary management objective for the Company.

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2007	2006
Balance at beginning of year	$7,373	$5,985
Charge-offs:
Commercial	421	369
Real estate – commercial	—	—
Construction	—	—
Home equity	—	—
Other consumer	24	15
Total charge-offs	445	384

Recoveries:
Commercial	8	—
Real estate – commercial	—	—
Construction	—	—
Home equity	—	—
Other consumer	13	5
Total recoveries	21	5
Net charge-offs	(424)	(379)

Additions charged to operations	339	707
Balance at end of period	$7,288	$6,313

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.13%	0.14%

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	As of June 30, 2007		As of December 31, 2006
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$3,273	21%	$3,379	21%
Real estate – commercial	2,770	55%	2,800	56%
Real estate – residential	22	0%	40	0%
Construction - commercial and residential	949	15%	854	14%
Home equity	184	8%	176	8%
Other consumer	90	1%	124	1%
Total loans	$7,288	100%	$7,373	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, restructured loans and other real estate owned, totaled $1.5 million at June 30, 2007 compared to $3.2 million at June 30, 2006. The percentage of nonperforming loans to total loans was 0.22% at June 30, 2007, compared to .25% at March 31, 2007; .32% at December 31, 2006 and ..41% at June 30, 2006.

The following table shows the amounts of nonperforming assets at the dates indicated.

	June 30,		December 31,
(dollars in thousands)	2007	2006	2006
Nonaccrual Loans
Commercial	$1,450	$2,374	$1,976
Consumer	—	—	—
Real estate	—	—	—
Accrual loans-past due 90 days
Commercial	—	—	37
Consumer	—	—	—
Real estate	—	—	—
Restructured loans	—	—	—
Real estate owned	—	798	—
Total non-performing assets	$1,450	$3,172	$2,013

The Company experienced a decrease in the level of nonaccrual loans at June 30, 2007 as compared to both March 31, 2007 and December 31, 2006. This resulted primarily from a partial charge-off in the amount of $350 thousand associated with a problem commercial lending relationship originally identified and provisioned for in the third quarter of 2006 and from the resolution of another problem loan in the third quarter of 2006. The current non-accrual loans of $1.5 million relates to the one commercial lending relationship mentioned above, and which the Company believes is fully reserved for any potential shortfall between collateral values and outstanding balance.

At June 30, 2007, there were an additional $4.4 million of performing loans considered potential problem loans, defined as loans which are not included in the past-due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosures in the past- due, nonaccrual or restructured loan categories. Approximately $4 million of the potential problem loans consists of two loans to related borrowers.  One of the guarantors on these related facilities filed for Chapter 11 bankruptcy protection in late July, 2007.  The subject guarantor’s guaranty is secured by an indemnity deed of trust on real estate owned by the guarantor.  Although the bankruptcy filing may impede the Company’s ability to realize upon the assets securing the guaranty, and could adversely impact future cash flow and the ongoing collection of payments as and when due, which could result in the loans being reported as nonperforming in the future, management believes the related loans remain well secured, although there can be no assurance.

Noninterest Income

Total noninterest income consists primarily of deposit account service charges, gains on the sale of SBA and residential mortgage loans, other noninterest loan fees, income from bank owned life insurance (“BOLI”), investment gains and losses, other service fees and income from subordinate financing for the acquisition, development and construction of real estate projects. For the six months ended June 30, 2007, noninterest income was $2.2 million. This compared to $1.7 million of noninterest income for the six months ended June 30, 2006, an increase of 30%. Excluding securities gains of $7 thousand during the first six months of 2007 and $156 thousand during the same period in 2006, noninterest income increased by 43%. The increase was attributed primarily to higher amounts of gains on the sale of SBA and residential mortgage loans, higher deposit activity fees and income from subordinate financing of real estate projects.  Activity in SBA sales to secondary markets can vary widely from period to period. Income from subordinated financing activities is also subject to wide variances, as it is based on the sales progress of a limited number of development projects.

Total noninterest income for the second quarter of 2007 was $1.2 million compared to $845 thousand for the second quarter of 2006, an increase of 41%. Excluding securities gains of $156 thousand during the second quarter of 2006 and $7 thousand for the second quarter of 2007, noninterest income increased by 73%. The increase was due to the same factors mentioned above which affected the increase for the six month period.

The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $349 thousand for the six months ended June 30, 2007 compared to $169 thousand for the six months ended June 30, 2006. For the three months ended June 30, 2007, gains on the sale of SBA loans amounted to $201 thousand as compared to $31 thousand for the same period in 2006. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. EagleBank has been recognized as the leading community bank SBA lender in its marketplace and continued emphasis is anticipated.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $222 thousand in the first six months of 2007 compared to $73 thousand in the same period in 2006. For the three months ended June 30, 2007, gains on the sale of residential mortgage loans were $133 thousand as compared to $35 thousand for the same three months of 2006. The Company continues its efforts to expand residential mortgage lending and associated sale of these assets on a servicing released basis. Loans sold are subject to repurchase in circumstances where documentation is not accurate or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be minimal and to date have experienced no repurchases.

The Company also provides subordinate financing for the acquisition, development and construction of real estate projects. These subordinate financings which are held by its wholly owned subsidiary ECV, generally entail a higher risk profile (including lower priority and higher loan to value ratios) than other loans made by the Bank.  A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income from these loans may be volatile from period to period, based on the status of such projects. For the six and three months ended June 30, 2007 the Company recognized $227 thousand as the settlement of units occurred, compared to $0 for the same periods in 2006. The Company expects settlement of additional units in 2007 and 2008.

Noninterest income for the six months ended June 30, 2007 included $713 thousand from deposit account service charges, $85 thousand from SBA loan service fees and $220 thousand from BOLI, versus $667 thousand from deposit account service charges, $104 thousand from SBA service fees and $197 thousand from BOLI for the six months ended June 30, 2006. Income for the three months ended June 30, 2007 included $364 thousand from deposit account service charges, $28 thousand from SBA loan service fees and $113 thousand from BOLI, versus $343 thousand from deposit account service charges, $42 thousand from SBA service fees and $100 thousand from BOLI for the three months ended June 30, 2006. Other noninterest income which comprises primarily loan commitment fees on terminated transactions, and loan prepayment fees, amounted to $372 thousand for the first six months of 2007, as compared to $320 thousand in the first six months of 2006. Other noninterest income amounted to $131 thousand for the three months ended June 30, 2007, as compared to $139 thousand in the three months ended June 30, 2006. The increase in deposit service fees was primarily related to new relationships.

For the three and six months ended June 30, 2007, investment gains amounted to $0 and $7 thousand, respectively as compared to $156 thousand for the three and six months ended June 30, 2006.

Noninterest Expense

Total noninterest expense was $12.3 million for the six months ended June 30, 2007 compared to $10.4 million for the six months ended June 30, 2006, an increase of 18%.

For the three months ended June 30, 2006, total noninterest expense was $6.2 million versus $5.2 million for the same period in 2006, a 21% increase.

Salaries and benefits were $6.8 million for the first six months of 2007, as compared to $5.9 million for 2006, a 14% increase. For the three months ended June 30, 2007, salaries and benefits amounted to $3.4 million versus $3.0 million for the same period in 2006, a 16% increase. This increase was due to staff additions and related personnel costs, merit increases and increased benefit costs, offset by a decline in incentive based compensation. At June 30, 2007, the Company’s staff numbered 172, as compared to 168 at March 31, 2007 and 153 at June 30, 2006.

Premises and equipment expenses amounted to $2.5 million for the six months ended June 30, 2007 versus $1.7 million for the same period in 2006. This increase of 46% was due to a new banking office opened in mid May 2006 and an expanded lending center facility opened in the first quarter of 2007. Additionally, ongoing operating expense increases associated with the Company’s facilities, all of which are leased and increased equipment costs contributed to the overall increase in expense. For the three months ended June 30, 2007, premises and equipment expenses amounted to $1.3 million versus $819 thousand for the same period in 2006. The reason for the increase in expense for the three month period is the same as mentioned above for the six months ended.

Advertising costs decreased from $264 thousand in the six months ended June 30, 2006 to $222 thousand in the same period in 2007, a decrease of 16%.  For the three months ended June 30, 2007, advertising expenses amounted to $131 thousand versus $145 thousand for the same period in 2006, a decrease of 10%. This decline was due primarily to lower levels of product advertising.

Outside data processing costs were $445 thousand for the first six months of 2007, as compared to $436 thousand in 2006, an increase of 2%. For the three months ended June 30, 2007, outside data processing costs   amounted to $183 thousand versus $209 thousand for the same period in 2006, a decrease of 12%. This decline in the three months ended June 30, 2007 as compared to 2006 was due to savings achieved from the renegotiation of the bank’s primary data processing vendor agreement. The increase for the six month period ended June 30 was due to increases in numbers of accounts and services and to network management and wire system enhancements offset substantially by the contract renegotiation savings mentioned above.

Other expenses, increased from $2.0 million in the first six months of 2006 to $2.3 million for the six months ended June 30, 2007, or an increase of 14%. For the three months ended June 30, 2007, other expenses    amounted to $1.2 million versus $1.0 million for the same period in 2006, an increase of 19%. The major components of costs in this category include professional fees, including audit and accounting, ATM expenses, telephone, courier, printing, business development, office supplies, charitable contributions, director fees, dues and FDIC insurance premiums.  For the first six months of 2007, as compared to 2006, the significant increases in this category were primarily broker fees, internet and license agreements, loan related expenses and the reinstituted  requirement that the Bank pay deposit insurance premiums. For the three months ended June 30, 2007, as compared to 2006, the increased costs relate to broker fees, internet and license agreements, audit and accounting fees and the reinstituted requirement that the Bank pay deposit insurance premiums.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (termed effective tax rate) decreased to 36.3% for the six months ended June 30, 2007 as compared to 38.2% for the same period in 2006. This decrease was due primarily to higher amounts of U.S. government agency income in the six months of 2007 as compared to 2006, which is non-taxable for state tax purposes, and to lower amounts of share based compensation in 2007 as compared to 2006 which is partially non-deductible for financial accounting purposes. For the second quarter of 2007 as compared to 2006, the effective tax rate was 36.7% as compared to 35.6%.

FINANCIAL CONDITION

Summary

At June 30, 2007, assets were $813.0 million, loans were $659.2 million, deposits were $650.5 million, customer repurchase agreements and other borrowings were $82.6 million and stockholders’ equity was $76.0 million. As compared to December 31, 2006, assets grew by $39.6 million (5.1%), loans by $33.5 million (5.4%), deposits by $22.0 million (3.5%), customer repurchase agreements and other borrowings increased by $14.5 million (21.3%) and stockholders’ equity grew by $3.1 million (4.2%).

The Company paid cash dividends of $0.06 and $0.05 per share in the first quarter of 2007 and 2006, respectively, as adjusted for the 1.3 to 1 stock split paid in July 2006.

Loans

Loans, net of amortized deferred fees and costs, at June 30, 2007, December 31, 2006 and June 30, 2006 by major category are summarized below:

	As of June 30,		As of December 31,		As of June 30,
	2007		2006		2006
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$137,587	21%	$132,981	21%	$119,678	21%
Real estate mortgage – commercial	363,345	55%	349,044	56%	304,234	54%
Real estate mortgage – residential	1,386	0%	1,523	0%	2,120	0%
Construction - commercial and residential	100,678	15%	86,524	14%	88,742	15%
Home equity	52,558	8%	50,572	8%	54,152	9%
Other consumer	3,679	1%	5,129	1%	4,102	1%
Total loans	659,233	100%	$625,773	100%	573,028	100%
Less: Allowance for Credit Losses	(7,288)		(7,373)		(6,313)
Net Loans and Leases	$651,945		$618,400		$566,715

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

For the six months ending June 30, 2007, noninterest bearing deposits increased $5.3 million as compared to December 31, 2006, while interest bearing deposits increased by $16.6 million during the same period, primarily due to growth in savings and certificates of deposits accounts.

Approximately 42% of the Bank’s deposits at June 30, 2007 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand, although some exceptions have been made for large deposit transactions. When appropriate in order to fund strong loan demand, the Bank accepts certificates of deposits, generally in denominations of less than

$100 thousand from bank and credit union subscribers to a wholesale deposit rate line and to brokered deposits obtained from qualified investment firms. These deposits amounted to approximately $36 million or 5% of total deposits at June 30, 2007, as compared to approximately $7 million of deposits or 1% of total deposits at June 30, 2006 and approximately $18 million or 3% of total; deposits at December 31, 2006.  The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which these deposits can be acquired.

At June 30, 2007, the Company had approximately $145 million in noninterest bearing demand deposits, representing 22% of total deposits. This compared to approximately $140 million of these deposits at December 31, 2006. These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $41 million at June 30, 2007 compared to $38 million at December 31, 2006. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At June 30, 2007, the Company had no outstanding balances under its lines of credit provided by a correspondent bank. The Bank had $42 million of FHLB borrowings outstanding at June 30, 2007 and $30 million outstanding at December 31, 2006. These advances are secured by a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

Liquidity Management

Liquidity is a measure of the Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s entire investment securities portfolio is in an available-for-sale status which allows it flexibility to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources. The Company maintains secondary sources of liquidity, which includes a $15 million line of credit with a correspondent bank, secured by the stock of the Bank, against which there were no amounts outstanding at June 30, 2007. Additionally, the Bank can purchase up to $66.5 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were no borrowings outstanding at June 30, 2007. At June 30, 2007, the Bank was also eligible to take advances from the FHLB up to $103 million based on collateral at the FHLB, of which it had $42 million of advances outstanding at June 30, 2007. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

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

At June 30, 2007, under the Bank’s liquidity formula, it had $262 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

The following is a schedule of significant funding commitments at June 30, 2007:

(in thousands)
Unused lines of credit (consumer)	$53,011
Other commitments to extend credit	145,224
Standby letters of credit	10,177

Total	$208,412

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

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model (simulation analysis) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a “shock test”, which assumes a simultaneous change in interest rate up 100 and 200 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, and net income over the next twelve and twenty four month periods and to the market value of equity impact. The Company’s analysis at June 30, 2007 shows a  positive effect on income when interest rates are shocked down 100 and 200 basis points, due to the significant level of variable rate and repricable liabilities. A negative impact occurs if rates were to increase based on the Company’s liability sensitive position. Interest rate increases would increase income on earning assets less than the cost associated with interest bearing liabilities potentially resulting in net interest margin contraction.

The following table reflects the result of a shock simulation on the June 30, 2007 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in Market Value of Portfolio Equity
+200	-3.9%	-9.8%	-5.5%
+100	-1.9%	-4.8%	-3.5%
0	—	—	—
-100	+1.3%	+3.4%	+1.9%
-200	+1.3%	+3.4%	+0.3%

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

Based on the current economic environment, management has been extending (over the past 12 months) the duration of assets (both investments and loans) and emphasizing the acquisition of variable rate and shorter fixed rate liabilities. This strategy has mitigated the Company’s exposure to lower interest rates as measured at June 30, 2007 as compared to the position at June 30, 2006. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the sensitivity of the Company to changes in interest rates. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At June 30, 2007, the Company had a slight positive cumulative GAP position of approximately 2% of total assets out to three months and a negative cumulative GAP position of 14% out to 12 months, as compared to a three month positive GAP of 9% and a negative cumulative GAP out to 12 months of 10% at June 30, 2006 and a three month negative GAP of 1% and a negative cumulative GAP out to 12 months of 17% at December 31, 2006. The change in the GAP position at June 30, 2007 as compared to June 30, 2006 relates primarily to a change in the mix of deposits toward more time deposits with maturities within 12 months.  The current position is within guideline limits established by ALCO.

If interest rates decline, the Company’s net interest income and margin are expected to be relatively stable because of the present slight negative mismatch position out to 90 days combined with a more competitive business environment for both deposits and loans. Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the benefits of a declining interest rate environment may not be in accordance with management’s expectations. If interest rates move significantly up or down, the Company’s interest rate sensitivity position at June 30, 2007 as compared to June 30, 2006 shows very similar risk exposure, within established policy limits established by ALCO. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP Analysis

June 30, 2007

 (dollars in thousand)

Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non-sensitive	Total

RATE SENSITIVE ASSETS:
Investments and bank deposits	$6,070	$9,975	$26,845	$24,177	$5,382	$72,449
Loans (1)	290,470	68,069	148,687	141,012	13,849	662,087
Fed funds and other short-term investments	32,529	—	—	—	—	32,529
Other earning assets	—	11,748	—	—	—	11,748
Total	$329,069	$89,792	$175,532	$165,189	$19,231	$778,813	$34,203	$813,016

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$6,555	$19,666	$35,448	$30,107	$53,487	$145,263
Interest bearing transaction	15,870	—	10,580	10,580	15,865	52,895
Savings and money market	177,496	—	626	417	1,876	180,415
Time deposits	73,275	193,677	4,967	—	—	271,919
Customer repurchase agreements	40,589	—	—	—	—	40,589
Other borrowings	—	7,000	35,000	—	—	42,000
Total	$313,785	$220,343	$86,621	$41,104	$71,228	$733,081	$3,926	$737,007
GAP	$15,284	$(130,551)	$88,911	$124,085	$(51,997)	$45,732
Cumulative GAP	$15,284	$(115,267)	$(26,356)	$97,729	$45,732

Cumulative gap as percent of total assets	1.88%	(14.18)%	(3.24)%	12.02%	5.62%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio.  The Company is well capitalized.  Nevertheless, it is possible that we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

Capital

The actual capital amounts and ratios for the Company and Bank as of June 30, 2007 and June 30, 2006 are presented in the table below:

	Company		Bank		For Capital Adequacy	To Be Well Capitalized Under
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio	Purposes Ratio	Prompt Corrective Action Provision Ratio *
As of June 30, 2007
Total capital to risk-weighted assets	$83,943	11.87%	$75,791	10.84%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	76,655	10.84%	68,539	9.80%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	76,655	9.85%	68,539	8.89%	3.0%	5.0%

As of June 30, 2006
Total capital to risk-weighted assets	$75,822	12.06%	$66,993	10.80%	8.0%	10.0%
Tier 1 to risk-weighted assets	69,509	11.05%	60,753	9.79%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	69,509	9.87%	60,753	8.73%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company.  At June 30, 2007, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk”.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

Item 1A - Risk Factors

There have been no material changes as of June 30, 2007 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Submission of Matters to a Vote of Security Holders	None

On May 15, 2007, the annual meeting of shareholders of the Company was held for the purpose of (1) electing nine directors, constituting the full Board of Directors, to serve one year terms or until their successors are elected and (2) to transact other business that may come before the meeting, of which there was none.

The names of each director elected at the meeting, and the votes for and against cast for such persons are set forth below:

	Votes For	Votes Withheld	Broker Non-Votes

Leonard L. Abel	7,761,330	10,003	None
Leslie M. Alperstein	7,768,127	3,206	None
Dudley C. Dworken	7,767,282	4,051	None
Michael T. Flynn	7,763,747	7,586	None
Harvey M. Goodman	7,763,388	7,945	None
Philip N. Margolius	7,763,977	7,356	None
Ronald D. Paul	7,767,285	4,048	None
Donald R. Rogers	7,473,368	297,965	None
Leland M. Weinstein	7,767,857	3,476	None

Item 5 - Other Information	None

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3(a)	Certificate of Incorporation of the Company, as amended (1)
3(b)	Bylaws of the Company (2)
10.1	1998 Stock Option Plan (3)
10.2	Employment Agreement between Michael T. Flynn and the Company (4)
10.3	Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4	Employment Agreement between Ronald D. Paul and the Company (5)
10.5	Director Fee Agreement between Leonard L. Abel and the Company (5)
10.6	Employment Agreement between Susan G. Riel and the Bank (4)
10.7	Employment Agreement between Martha F. Tonat and the Bank (4)
10.8	Employee Agreement for James H. Langmead (4)
10.9	Employee Stock Purchase Plan (6)
10.11	2006 Stock Plan (7)
11	Statement Regarding Computation of Per Share Income
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a) Certification of Ronald D. Paul
31.2	Rule 13a-14(a) Certification of James H. Langmead
31.3	Rule 13a-14(a) Certification of Susan G. Riel
31.4	Rule 13a-14(a) Certification of Michael T. Flynn
32.1	Section 1350 Certification of Ronald D. Paul
32.2	Section 1350 Certification of James H. Langmead
32.3	Section 1350 Certification of Susan G. Riel
32.4	Section 1350 Certification of Michael T. Flynn

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2002.
(2)	Incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form SB-2, dated December 12, 1997.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(5)	Incorporated by reference to exhibits of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(6)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-116352)
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 8, 2007	By:	/s/ Ronald D. Paul
Ronald D. Paul, President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ James H. Langmead
James H. Langmead, Senior Vice President and
Chief Financial Officer