Form 10-Q
period 2007-09-30
EAGLE BANCORP INC
filed 2007-11-08
CIK 1050441

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

As of October 31, 2007, the registrant had 9,721,315 shares of Common Stock outstanding.

Item 1—Financial Statements

EAGLE BANCORP, INC.

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006
(dollars in thousands)

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$16,595	$19,250
Federal funds sold	1,085	9,727
Interest bearing deposits with banks and other short-term investments	4,580	4,855
Investment securities available for sale, at fair value	77,351	91,140
Loans held for sale	1,471	2,157
Loans	679,467	625,773
Less allowance for credit losses	(7,406)	(7,373)

Loans, net	672,061	618,400
Premises and equipment, net	6,950	6,954
Deferred income taxes	3,625	3,278
Other assets	18,411	17,690

TOTAL ASSETS	$802,129	$773,451

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing demand	$127,084	$139,917
Interest bearing transaction	49,863	66,596
Savings and money market	161,744	159,778
Time, $100,000 or more	169,944	158,495
Other time	106,586	103,729

Total deposits	615,221	628,515
Customer repurchase agreements and federal funds purchased	49,744	38,064
Other short-term borrowings	7,000	8,000
Long-term borrowings	45,000	22,000
Other liabilities	7,098	3,956

Total liabilities	724,063	700,535

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; shares authorized 20,000,000, shares issued and outstanding 9,584,029 (2007) and 9,478,064 (2006)	96	95
Additional paid in capital	51,603	50,278
Retained earnings	26,492	22,796
Accumulated other comprehensive loss	(125)	(253)

Total stockholders' equity	78,066	72,916

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$802,129	$773,451

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

For the Nine and Three Month Periods Ended September 30, 2007 and 2006 (unaudited)
(dollars in thousands, except per share data)

	Nine months Ended September 30, 2007	Nine months Ended September 30, 2006	Three months Ended September 30, 2007	Three months Ended September 30, 2006
Interest Income
Interest and fees on loans	$38,632	$33,357	$13,134	$11,900
Interest and dividends on investment securities	3,127	2,408	988	933
Interest on balances with other banks	13	47	3	22
Interest on federal funds sold	426	658	230	178

Total interest income	42,198	36,470	14,355	13,033

Interest Expense
Interest on deposits	14,887	10,872	5,064	4,189
Interest on customer repurchase agreements and federal funds purchased	1,376	866	406	385
Interest on other short-term borrowings	309	676	97	244
Interest on long-term borrowings	1,121	—	450	—

Total interest expense	17,693	12,414	6,017	4,818

Net Interest Income	24,505	24,056	8,338	8,215
Provision for Credit Losses	760	1,418	421	711

Net Interest Income After Provision For Credit Losses	23,745	22,638	7,917	7,504

Noninterest Income
Service charges on deposits	1,062	1,036	349	369
Gain on sale of loans	816	859	245	617
Gain (loss) on sale of investment securities	7	85	—	(71)
Other income	1,341	921	438	301

Total noninterest income	3,226	2,901	1,032	1,216

Noninterest Expense
Salaries and employee benefits	10,383	9,053	3,577	3,104
Premises and equipment expenses	3,649	2,795	1,186	1,107
Advertising	356	366	134	102
Outside data processing	647	655	202	219
Other expenses	3,418	3,211	1,074	1,164

Total noninterest expense	18,453	16,080	6,173	5,696

Income Before Income Tax Expense	8,518	9,459	2,776	3,024
Income Tax Expense	3,103	3,585	1,021	1,124

Net Income	$5,415	$5,874	$1,755	$1,900

Earnings Per Share
Basic	$0.57	$0.62	$0.18	$0.20
Diluted	$0.55	$0.60	$0.18	$0.19
Dividends Declared Per Share	$0.18	$0.17	$0.06	$0.06

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2007 and 2006 (unaudited)
(dollars in thousands)

	2007	2006
Cash Flows From Operating Activities:
Net income	$5,415	$5,874
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	760	1,437
Depreciation and amortization	1,008	833
Gains on sale of loans	(816)	(859)
Origination of loans held for sale	(43,347)	(46,961)
Proceeds from sale of loans held for sale	44,849	44,919
Increase in cash surrender value of BOLI	(338)	(298)
Gain on sale of investment securities	(7)	(85)
Stock based compensation expense	178	270
Excess tax benefit from exercise of non-qualified stock options	(19)	(191)
Increase in other assets	(815)	(5,386)
Decrease in other liabilities	3,161	1,574

Net cash provided by operating activities	10,029	1,127

Cash Flows From Investing Activities:
Increase in interest bearing deposits with other banks and short term investments	275	7,398
Purchases of available for sale investment securities	(6,202)	(30,954)
Proceeds from maturities of available for sale securities	4,405	14,746
Proceeds from sale/call of available for sale securities	15,806	5,094
Net increase in loans	(54,421)	(42,396)
Bank premises and equipment acquired	(1,004)	(2,181)

Net cash used in investing activities	(41,141)	(48,293)

Cash Flows From Financing Activities:
(Decrease) increase in deposits	(13,294)	19,293
Increase in customer repurchase agreements and federal funds purchased	11,680	3,835
Increase in other borrowings	22,000	25,000
Issuance of common stock	1,129	608
Excess tax benefit from exercise of non-qualified stock options	19	191
Payment of dividends and payment in lieu of fractional shares	(1,719)	(1,584)

Net cash provided by financing activities	19,815	47,343

Net (Decrease) Increase In Cash	(11,297)	177
Cash And Due From Banks At Beginning of Period	28,977	22,765

Cash And Due From Banks At End of Period	$17,680	$22,942

Supplemental Cash Flows Information:
Interest paid	$17,361	$11,718

Income taxes paid	$3,420	$3,460

Non-cash Investing Activities
Transfers from loans to other real estate owned	$—	$257

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Nine Month Periods Ended September 30, 2007 and 2006 (unaudited)
(dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, January 1, 2007	$95	$50,278	$22,796	$(253)	$72,916
Comprehensive Income
Net Income			5,415		5,415
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)				132	132
Less: reclassification adjustment for gains net of taxes of $3 included in net income				(4)	(4)

Total Comprehensive Income		`		128	5,543
Cash Dividend ($.18 per share)			(1,719)		(1,719)
Stock based compensation		178			178
Exercise of options for 77,951 shares of common stock	1	681			682
Shares issued under dividend reinvestment plan—28,014 shares		447			447
Tax benefit adjustment on non-qualified options exercise		19			19

Balance, September 30, 2007	$96	$51,603	$26,492	$(125)	$78,066

Balance, January 1, 2006	$72	$48,594	$16,918	$(620)	$64,964
Comprehensive Income
Net Income			5,874		5,874
Other comprehensive income:
Unrealized loss on securities available for sale (net of taxes)				194	194
Less: reclassification adjustment for gains net of taxes of $34 included in net income				51	51

Total Comprehensive Income				245	6,119
Cash Dividend ($.17 per share)			(1,579)		(1,579)
Stock based compensation		270			270
1.3 to one stock split in the form of a 30% stock dividend	22	(22)			—
Cash paid in lieu of fractional shares		(5)			(5)
Exercise of options for 66,557 shares of common stock		608			608
Tax benefit on non-qualified options exercise		191			191

Balance, September 30, 2006	$94	$49,636	$21,213	$(375)	$70,568

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)

1. BASIS OF PRESENTATION

        The consolidated financial statements of Eagle Bancorp, Inc. (the "Company") included herein are unaudited; however, they reflect all adjustments, consisting only of normal recurring accruals, that in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2006 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company's Accounting Policies as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2007.

2. NATURE OF OPERATIONS

        The Company, through EagleBank, its bank subsidiary (the "Bank"), conducts a full service community banking business, primarily in Montgomery County, Maryland and Washington, D.C. The primary financial services include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan's origination. The Bank offers its products and services through nine banking offices and various electronic capabilities. In July 2006, the Company formed Eagle Commercial Ventures, LLC (ECV) as a direct subsidiary to provide subordinate financing for the acquisition, development and construction of real estate projects, whose primary financing would be done by the Bank. Prior to the formation of ECV, the Company engaged directly in occasional subordinate financing transactions, which involve higher levels of risk, together with commensurate returns.

3. CASH FLOWS

        For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold (items with an original maturity of three months or less).

4. INVESTMENT SECURITIES

        Amortized cost and estimated fair value of securities available for sale are summarized as follows:

        (in thousands)

September 30, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$42,563	$141	$112	$42,592
Mortgage backed securities	28,490	39	325	28,204
Municipal bonds	357	—	13	344
Federal Reserve and Federal Home Loan Bank stock	4,870	—	—	4,870
Other equity investments	1,278	63	—	1,341

	$77,558	$243	$450	$77,351

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$58,803	$161	$380	$58,584
Mortgage backed securities	27,650	69	386	27,333
Federal Reserve and Federal Home Loan Bank stock	3,829	—	—	3,829
Other equity investments	1,278	116	—	1,394

	$91,560	$346	$766	$91,140

        Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of September 30, 2007 are as follows:

September 30, 2007	Estimated Fair Value	Less than 12 months	More than 12 months	Gross Unrealized Losses
U. S. Government agency securities	$19,439	$—	$112	$112
Mortgage backed securities	18,115	69	256	325
Municpal bonds	344	13	—	13

	$37,898	$82	$368	$450

December 31, 2006	Estimated Fair Value	Less than 12 months	More than 12 months	Gross Unrealized Losses
U. S. Government agency securities	$32,919	$45	$335	$380
Mortgage backed securities	17,788	27	359	386

	$50,707	$72	$694	$766

        The unrealized losses that exist are the result of changes in market interest rates since original purchases. All of the bonds are rated AAA. The weighted average duration of debt securities, which comprise 92% of total investment securities, is relatively short at 2.3 years. These factors, coupled with the Company's ability and intent to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses are temporary in nature.

5. INCOME TAXES

        The Company employs the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 ("SFAS"), "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" in the first quarter of 2007. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company's tax reserves.

6. EARNINGS PER SHARE

        Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as stock options. There were 199,185 shares and 0 shares as of September 30, 2007 and 2006, respectively, excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

7. SHARE-BASED COMPENSATION

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2006 Stock Plan ("2006 Plan"). No additional options may be granted under the 1998 Plan. The 1998 Plan provided for the periodic granting of incentive and non-qualifying options to selected key employees and members of the Board. Option awards were made with an exercise price equal to the market price of the Company's shares at the date of grant. The option grants generally vested over a period of one to two years under the 1998 Plan.

        The Company adopted the 2006 Plan upon approval by shareholders at the 2006 Annual Meeting held on May 25, 2006. The Plan provides for the issuance of awards of incentive options, nonqualifying options, restricted stock and stock appreciation rights with respect to up to 650,000 shares. The purpose of the 2006 Plan is to advance the interests of the Company by providing directors and selected employees of the Bank, the Company, and their affiliates with the opportunity to acquire shares of common stock, through awards of options, restricted stock and stock appreciation rights.

        The Company also maintains the 2004 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, a total of 253,500 shares of common stock, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire no later than the last business day of January in the calendar year following the year in which the grant is made. No grants have been made under this plan in 2007.

        The Company believes that awards under all plans better align the interests of its employees with those of its shareholders.

        In January 2007, the Company awarded options to purchase 68,550 shares under the 2006 Plan which have a five-year term and vest over a three year period.

        In January 2007, the Company awarded 20,390 stock appreciation rights to five senior officers under the 2006 Plan to be settled in the Company's common stock following a three-year service vesting period. The Company also granted performance based restricted stock, which vests at the end of a three-year period, subject to the achievement of specified goals. Restricted share units are being recognized as compensation expense over a three-year performance period based on the market value of the shares at the date of grant. This compensation expense is evaluated quarterly as to share awards, based on an assumption of achievement of target goals.

        The fair value of each option grant and other equity based award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the nine months ended September 30, 2007 and the twelve months ended December 31, 2006 and 2005.

        Below is a summary of changes in shares under option (split adjusted) for the nine months ended September 30, 2007. The information excludes restricted stock unit awards.

As of 1/1/2007	Stock Options	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life	Wgt. Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding	899,797	$8.67		$5.25
Vested	848,365	8.16		5.23
Nonvested	51,432	17.17		5.58

Period activity
Issued	88,940	$16.91		$3.21
Exercised	77,951	8.75		3.47
Forfeited	6,768	15.73		3.55
Expired	30,192	15.05		3.03

As of 9/30/2007
Outstanding	873,826	$9.23	3.99	$5.29	$4,389,969
Vested	747,704	7.83	3.85	5.49	4,389,969
Nonvested	126,122	17.53	4.84	4.07

Outstanding: Range of Exercise Prices	Stock Options Outstanding	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life
$3.25 - $8.75	436,863	$4.29	2.36
$8.76 - $13.26	239,754	11.30	6.72
$13.27 - $17.77	87,988	16.90	3.86
$17.78 - $19.46	109,221	18.28	4.64

	873,826	9.23	3.99

Exercisable: Range of Exercise Prices	Stock Options Exercisable	Wgt. Avg. Exercise Price
$3.25 - $8.75	436,863	$4.29
$8.76 - $13.26	239,754	11.30
$13.27 - $17.77	1,273	16.38
$17.78 - $19.46	69,814	17.92

	747,704	7.83

Assumptions:	Nine Months Ended September 30, 2007	Year Ended 2006	Year Ended 2005
Expected Volatility	18.5% - 20.2%	21.4% - 24.1%	22.9% - 23.5%
Weighted-Average Volatility	19.85%	22.62%	22.94%
Expected Dividends	1.4%	1.3%	1.6%
Expected Term (In years)	3.1 - 3.5	0.5 - 3.4	1.0 - 10.0
Risk-Free Rate	4.78%	4.60%	4.27%
Weighted Average Fair Value (Grant date)	$3.21	$4.40	$3.80
Total intrinsic value of options exercised for the period January 1, 2007 through September 30, 2007:				$610,185
Total fair value of shares vested for the period January 1, 2007 through September 30, 2007:				$54,386
Weighted-average period over which nonvested awards are expected to be recognized:				1.72	years

        Included in salaries and employee benefits the Company recognized $49 thousand ($0.01 per share) and $178 thousand ($0.02 per share) in share based compensation expense for the three and nine months ended September 30, 2007 as compared to $67 thousand ($0.01 per share) and $271 thousand ($0.03 per share) for the same period in 2006. As of September 30, 2007 there was $396 thousand of total unrecognized compensation cost related to non-vested equity awards under the Company's various share based compensation plans. The $396 thousand of unrecognized compensation expense is being amortized over the remaining requisite service (vesting) periods.

8. NEW ACCOUNTING PRONOUNCEMENTS

        In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets". This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company's servicing asset was for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans. Assumptions related to loan term and amortization is made to arrive at the initial recorded value. This asset is subject to impairment testing annually. The Company does not elect to measure this asset at fair value and believes this new accounting standard will have no impact on its financial condition or results of operations.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 is effective for the Company in the first quarter of fiscal 2007. The Company does not have any uncertain tax positions and this new accounting standard effective for the Company in the first quarter of fiscal 2007 did not have any impact on its financial condition or results of operation.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

        In September 2006, the SEC's Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 had no material impact on the Company's financial position, results of operations, or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company is evaluating the impact of this new standard, but currently believes that adoption will not have a material impact on its financial position, results of operations, or cash flows.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operation.

        The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

GENERAL

        Eagle Bancorp, Inc. is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank (the "Bank"), a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate our primary market area. Our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has six offices serving Montgomery County and three offices in the District of Columbia.

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

CRITICAL ACCOUNTING POLICIES

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets are recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. The Bank carries its investment portfolio available for sale at fair value which inherently results in more financial statement volatility. Except for the investment portfolio available for sale, the Company is evaluating the carrying of other financial assets and liabilities at fair values under the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", but as of September 30, 2007 has not made any decision to do so. The information used to record valuation adjustments for investment securities available for sale is based on quoted market prices.

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

        The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as requiring specific reserves. Loans identified in the risk rating evaluation as substandard, doubtful and loss, (classified loans) are segregated from non-classified loans. Classified loans are assigned allowance factors based on an impairment analysis. Allowance factors relate to the level of the internal risk rating with loans exhibiting higher risk ratings receiving a higher allowance factor.

        The nonspecific or environmental factors allowance is an estimate of potential loss associated with the remaining loans (those not identified as either requiring specific reserves or having classified risk ratings). The loss estimates are based on more global factors, such as delinquency trends, loss history, trends in the volume and size of individual credits, effects of changes in lending policy, the experience and depth of management, national and local economic trends, any concentrations of credit risk, the quality of the loan review system and the effect of external factors such as competition and regulatory requirements. The nonspecific or environmental factors allowance captures losses whose impact on the portfolio may have occurred but have yet to be recognized in the other allowance factors.

        Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including, in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and nonspecific or environmental allowance components of the allowance. The establishment of allowance factors is a continuing evaluation, based on management's ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors have a direct impact on the amount of the provision, and a related, after tax effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. Alternatively, errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance being in excess of amounts necessary to cover losses in the portfolio, and may result in lower provision in the future. For additional information regarding the allowance for credit losses, refer to the discussion under the caption "Allowance for Credit Losses" below.

        Beginning in January 2006, the Company adopted the provisions of SFAS No. 123R, which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock units, performance based shares and the like. This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company's practice is to utilize reasonable and supportable assumptions which are reviewed with the appropriate Board Committee.

RESULTS OF OPERATIONS

Summary

        The Company reported net income of $5.4 million for the nine months ended September 30, 2007, as compared to net income of $5.9 million for the nine months ended September 30, 2006, a decline of 8%. Income per basic share was $0.57 for the nine month period ended September 30, 2007, as compared to $0.62 for the same period in 2006. Income per diluted share was $0.55 for the nine months ended September 30, 2007, as compared to $0.60 for the same period in 2006.

        For the three months ended September 30, 2007, the Company reported net income of $1.8 million as compared to $1.9 million for the same period in 2006. Income per basic share and diluted share was $0.18 for the three months ended September 30, 2007, as compared to $0.20 per basic share and $0.19 per diluted share for the same period in 2006.

        The Company had an annualized return on average assets of 0.92% and an annualized return on average equity of 9.57% for the first nine months of 2007, as compared to returns on average assets and average equity of 1.13% and 11.54%, respectively, for the same nine months of 2006.

        For the three months ended September 30, 2007, the Company had an annualized return on average assets of .88% and an annualized return on average equity of 9.09%, as compared to an annualized return on average assets of 1.05% and annualized return on average equity of 10.84% for the same period in 2006.

        The decrease in net income for the nine months ended September 30, 2007 can be attributed substantially to an increase in interest expense of 43% while interest income increased by 16% as compared to the same period in 2006. Net interest income showed an increase of 2% on growth in average earning assets of 13%. For the nine months ended September 30, 2007, the Company has experienced a 48 basis point decline in its net interest margin from 4.88% in 2006 to 4.40% in 2007. This change was primarily due to reliance on more expensive sources of funds which has increased interest expense at a faster rate than increases in interest income.

        For the three months ended September 30, 2007, net interest income showed an increase of 2% as compared to the same period in 2006 on growth in average earning assets of 12%. For the three months ended September 30, 2007 as compared to the same period in 2006, the Company experienced a decline in its net interest margin from 4.81% to 4.34% or 47 basis points. The decrease for the quarter ended September 30, 2007, is primarily due to the same reasons stated above for the decline in the margin for the nine month period ended September 30, 2007.

        For the nine months ended September 30, 2007, average interest bearing liabilities funding average earning assets increased to 77% as compared to 72% for the first nine months of 2006. Additionally, while the average rate on earning assets for the nine month period ended September 30, 2007, as compared to 2006 has risen by 19 basis points from 7.39% to 7.58%, the cost of interest bearing liabilities has increased by 66 basis points from 3.48% to 4.14%, resulting in a decline in the net interest spread of 47 basis points from 3.91% for the nine months ended September 30, 2006 to 3.44% for the nine months ended September 30, 2007. The 48 basis point decline in the net interest margin has been almost equal to the decline in the net interest spread as the Company continues to benefit from a significant amount of average noninterest bearing funding sources. For the nine months ended September 30, 2007, average noninterest sources funding earning assets were $175 million as compared to $183 million for the same period in 2006. The combination of lower levels of market interest rates and a slight decline in noninterest funding sources has resulted in a slight decrease in the value of noninterest sources funding earning assets from 97 basis points for the first nine months in 2006 to 96 basis points for the nine months ended September 30, 2007.

        For the quarter ended September 30, 2007, average interest bearing liabilities funding average earning assets increased to 77% as compared to 74% for the same period in 2006. Additionally, while the average rate on earning assets for the quarter ended September 30, 2007, as compared to 2006 has declined by 15 basis points from 7.62% to 7.47%, the cost of interest bearing liabilities has increased by 27 basis points from 3.82% to 4.09%, resulting in a decline in the net interest spread of 42 basis points from 3.80% for the quarter ended September 30, 2006 to 3.38% for the quarter ended September 30, 2007. The net interest margin decreased 47 basis points from 4.81% for the quarter ended September 30, 2006 to 4.34% for the quarter ended September 30, 2007, a higher decline than the net interest spread as the benefit of average noninterest sources funding earning assets declined from 101 basis points for the quarter ended September 30, 2006 to 96 basis points for the quarter ended September 30, 2007.

        Due to the need to meet loan funding objectives in excess of deposit growth, the bank has relied to a larger extent on alternative funding sources, such as FHLB Advances and brokered deposits which costs have contributed to a narrowing of the net interest margin. If significant reliance on alternative funding sources continues, the Company's earnings could be adversely impacted.

        Loans, which generally have higher yields than securities and other earning assets, increased from 86% of average earning assets in the first nine months of 2006 to 87% of average earning assets for the same period of 2007. Investment securities for both the first nine months of 2007 and 2006 amounted to 11% of average earning assets, while federal funds sold averaged 1% in the first nine months of

2007 versus 3% of average earning assets for the same period of 2006. This decline was directly related to average loan growth over the past twelve month period exceeding the growth of average deposit and other funding sources.

        For the quarter ended September 30, 2007 average loans increased by 1% to 87% of average earning assets as compared to 86% for the same period in 2006. Investment securities for the quarter ended September 30, 2007 amounted to 10% of average earning assets, a decline of 2% from an average of 12% for the same period in 2006. Federal funds sold averaged 2% of average earning assets for both the quarters ended September 30, 2007 and 2006.

        The provision for credit losses was $760 thousand for the first nine months of 2007 as compared to $1.4 million for the same period in 2006 reflecting a decline in special reserve requirements associated with classified loans in the first nine months of 2007 as compared to the first nine months of 2006, a shift in the loan mix within the portfolio at September 30, 2007 as compared to September 30, 2006, and a reduction in environmental factors associated with rising interest rates and loan growth.

        In total, the ratio of net charge-offs to average loans was .15% for the first nine months of 2007 as compared to .08% for the first nine months of 2006. The continued management of a quality loan portfolio remains a key objective of the Company. Of the total of $727 thousand of net charge-offs in the first nine months of 2007, $600 thousand relates to a significant commercial loan relationship which had been identified in prior periods and which had been previously provisioned.

        Total noninterest income was $3.2 million for the first nine months of 2007 as compared to $2.9 million for the same period in 2006, an 11% increase. Excluding securities gains of $7 thousand during the first nine months of 2007 and $85 thousand during the same period in 2006, noninterest income increased by 14% for the first nine months of 2007 as compared to the same period in 2006. The increase was attributed primarily to higher amounts of gains on the sale of residential mortgage loans ($336 thousand versus $170 thousand), higher deposit activity fees ($1.1 million versus $1.0 million) and income from subordinated financing of real estate projects ($252 thousand versus $0). Income from subordinated financing activities is subject to wide variances, as it is based on the sales progress of a limited number of development projects.

        Total noninterest income for the third quarter of 2007 declined 15% from the third quarter of 2006 to $1.0 million. Excluding securities losses of $71 thousand during the third quarter of 2006, noninterest income decreased by 20%. The decrease was attributed primarily to lower amounts of gains on the sale of SBA loans ($131 thousand versus $520 thousand), partially offset by higher amounts of commitment fees. The efficiency ratio for the third quarter of 2007 was 65.88% as compared to 60.40% for the same period in 2006.

        Total noninterest expenses increased from $16.1 million in the first nine months of 2006 to $18.5 million for the first nine months of 2007, an increase of 15%. The primary reasons for this increase were increases in staff levels, and related personnel cost, occupancy cost (due to a new banking office and an expanded lending center facility), higher software licensing costs and fees associated with a reinstated FDIC deposit insurance assessment. The efficiency ratio for the first nine months of 2007 was 66.54% as compared to 59.65% for the same period in 2006.

        For the three months ended September 30, 2007, total noninterest expenses were $6.2 million, as compared to $5.7 million for the same period in 2006, an increase of 8%. This increase was due to the same factors mentioned above which affected the increase for the nine month period, partially offset by a decline in the cost of data processing due to re-negotiation of the Bank's primary services agreement.

        For the nine months ended September 30, 2007 as compared to 2006, the combination of a slight increase in net interest income from increased volumes, a lower provision for credit losses and higher levels of noninterest income offset by a lower net interest margin and higher levels of noninterest expenses, resulted in an 8% decline in net income during the nine month period. For the three months ended September 30, 2007, the same factors resulted in an 8% decline in net income, as compared to the same period in 2006.

        The ratio of average equity to average assets declined from 9.75% for the first nine months of 2006 to 9.66% for the first nine months of 2007. As discussed below, the capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

        Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first nine months of 2007 was $24.5 million compared to $24.1 million for the first nine months of 2006, a 2% increase. For the three months ended September 30, 2007, net interest income was $8.3 million as compared to $8.2 million for the same period in 2006, also a 2% increase.

        The table below labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" presents the average balances and rates of the various categories of the Company's assets and liabilities for the nine months ended 2007 and 2006. Included in the table is a measurement of interest rate spread and margin. Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

EAGLE BANCORP, INC.

Average Balances, Interest Yields and Rates, and Net Interest Margin

(dollars in thousands)

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest(3)	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$4,528	$181	5.34%	$2,386	$47	2.63%
Loans(1) /(2)	649,826	38,632	7.95%	565,380	33,357	7.89%
Investment securities available for sale	79,291	2,959	4.99%	73,846	2,408	4.36%
Federal funds sold	10,933	426	5.21%	17,970	658	4.90%

Total interest earning assets	744,578	42,198	7.58%	659,582	36,470	7.39%

Total noninterest earning assets	45,777			44,216
Less: allowance for credit losses	7,376			6,249

Total noninterest earning assets	38,401			37,967

TOTAL ASSETS	$782,979			$697,549

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$52,697	$213	0.54%	$49,930	$147	0.39%
Savings and money market	170,919	4,554	3.56%	157,994	3,681	3.11%
Time deposits	269,282	10,120	5.02%	220,936	7,044	4.26%
Customer repurchase agreements and federal funds purchased	41,384	1,376	4.45%	32,780	866	3.53%
Other short-term borrowings	7,501	309	5.51%	15,207	676	5.94%
Long-term borrowings	28,623	1,121	5.24%	—	—	—

Total interest bearing liabilities	570,406	17,693	4.14%	476,847	12,414	3.48%

Noninterest bearing liabilities:
Noninterest bearing demand	133,001			146,211
Other liabilities	3,923			6,465

Total noninterest bearing liabilities	136,924			152,676
Stockholders' equity	75,649			68,026

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$782,979			$697,549

Net interest income		$24,505			$24,056

Net interest spread			3.44%			3.91%
Net interest margin			4.40%			4.88%

(1)
Includes Loans Held for Sale.

(2)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges in interest income on loans totaled $772 thousand and $1,095 thousand for the nine months ended September 30, 2007 and 2006, respectively.

(3)
Interest and fees on investments exclude tax equivalent adjustments.

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

        During the first nine months of 2007, a provision for credit losses was made in the amount of $760 thousand and the allowance for credit losses increased $33 thousand, including the impact of $727 thousand in net charge-offs during the period (of which $600 thousand related to a partial charge-off of one large commercial loan relationship identified in the third quarter of 2006 and which the Company believes is fully reserved). The provision for credit losses of $760 thousand in the first nine months of 2007 compared to a provision for credit losses of $1.4 million in the first nine months of 2006. The lower level of the provision in 2007 reflecting a decline in special reserve requirements associated with classified loans in the first nine months of 2007 as compared to the first nine months of 2006, a shift in the loan mix within the portfolio at September 30, 2007 as compared to September 30, 2006, and a reduction in environmental factors associated with rising interest rates and loan growth.

        During the quarter September 30, 2007, a provision for credit losses was made in the amount of $421 thousand and the allowance for credit losses increased $118 thousand, including the impact of $303 thousand in net charge-offs during the quarter. The provision for credit losses of $421 thousand in the quarter September 30, 2007 compared to $711 thousand in the same period of 2006. The lower level of the provision in 2007 is attributable to the same reasons mentioned above for the nine month period.

        At September 30, 2007, the Company had $5.6 million of loans classified as nonperforming, of which $4.0 million relates to two related loans placed on non-accrual in the third quarter of 2007, and which are well secured in management's opinion, as compared to $2.1 million at September 30, 2006, $2.0 million at December 31, 2006. The Company had no restructured loans at September 30, 2007, December 31, 2006 or September 30, 2006. Significant variation in these amounts may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. The Company had no Other Real Estate Owned (OREO) at September 30, 2007, December 31, 2006 or September 30, 2006. The balance of impaired loans was $5.6 million with specific reserves against those loans of $448 thousand at September 30, 2007, compared to $2.1 million of impaired loans at September 30, 2006 with specific reserves of $678 thousand. The allowance for loan losses represented 1.09% of total loans at September 30, 2007 as compared to 1.18% at December 31, 2006, and 1.19% at September 30, 2006.

        As part of its comprehensive loan review process, the Company's Board of Directors and the Bank Director's Loan Committee and or Board of Director's Credit Review Committees carefully evaluate loans which are past-due 30 days or more. The Committee(s) make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection.

        The maintenance of a high quality loan portfolio, with an adequate allowance for possible loan losses, will continue to be a primary management objective for the Company.

        The following table sets forth activity in the allowance for credit losses for the periods indicated.

(dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Balance at beginning of year	$7,373	$5,966
Charge-offs:
Commercial	755	369
Real estate—commercial	—	—
Construction	—	—
Home equity	—	15
Other consumer	24	5

Total charge-offs	779	389

Recoveries:
Commercial	37	27
Real estate—commercial	—	—
Construction	—	—
Home equity	—	—
Other consumer	15	5

Total recoveries	52	32

Net charge-offs	(727)	(357)

Additions charged to operations	760	1,437

Balance at end of period	$7,406	$7,046

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.15%	0.08%

        The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

(dollars in thousands)	As of September 30, 2007		As of December 31, 2006
	Amount	% (1)	Amount	% (1)
Commercial	$3,426	21%	$3,379	21%
Real estate—commercial	2,793	53%	2,800	56%
Real estate—residential	22	0%	40	0%
Construction—commercial and residential	873	17%	854	14%
Home equity	192	8%	176	8%
Other consumer	100	1%	124	1%

Total loans	$7,406	100%	$7,373	100%

(1)
Represents the percent of loans in each category to total loans.

Nonperforming Assets

        The Company's nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, restructured loans and other real estate owned, totaled $5.6 million at September 30, 2007 compared to $2.1 million at September 30, 2006. The percentage of nonperforming loans to total loans was 0.82% at September 30, 2007, compared to .22% at June 30, 2007, .32% at December 31, 2006 and .35% at September 30, 2006. At September 30, 2007, $4.0 million of non-performing loans (.59% of total loans) relates to two related loans which the Company placed on non-accrual in the third quarter of 2007, which are well secured in management's opinion, with no loss anticipated. These two loans were disclosed as potential problem loans at June 30, 2007.

        The following table shows the amounts of nonperforming assets at the dates indicated.

	September 30,
(dollars in thousands)			December 31, 2006
	2007	2006
Nonaccrual Loans
Commercial	$1,420	$2,011	$1,976
Consumer	123	—	—
Real estate	4,020	—	—
Accrual loans-past due 90 days
Commercial	—	53	37
Consumer	—	—	—
Real estate	—	—	—
Restructured loans	—	—	—
Real estate owned	—	—	—

Total non-performing assets	$5,563	$2,064	$2,013

        At September 30, 2007, there were an additional $2.1 million of performing loans considered potential problem loans, defined as loans which are not included in the past-due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosures in the past—due, nonaccrual or restructured loan categories.

Noninterest Income

        Total noninterest income includes service charges on deposits, gain on sale of loans, other income and gain (loss) on investment securities.

        Total noninterest income for the nine months ended September 30, 2007 was $3.2 million, compared to $2.9 million for the nine months ended September 30, 2006, an increase of 11%. Excluding securities gains of $7 thousand during the first nine months of 2007 and $85 thousand during the same period in 2006, noninterest income increased by 14%. The increase was attributed primarily to higher amounts of gains on the sale of residential mortgage loans, higher deposit activity fees and income from subordinate financing of real estate projects.

        Total noninterest income for the third quarter of 2007 declined 15% from the third quarter of 2006. Excluding securities losses of $71 thousand during the third quarter of 2006, noninterest income decreased by 20%. The decrease was attributed primarily to lower amounts of gains on the sale of SBA loans, partially offset by higher amounts of loan commitment fees on terminated transactions and loan prepayment fees.

        For the nine months ended September 30, 2007 service charges on deposit accounts increased to $1.1 million from $1.0 million, an increase of 2.5%. The increase in service charges for the nine month period was primarily related to new relationships. For the three months ended September 30, 2007 service charges on deposit accounts decreased from $369 thousand to $349 thousand compared to the same period in 2006.

        Gain on sale of loans consists of SBA and residential mortgage loans. For the nine months ended September 30, 2007 gain on sale of loans decreased from $859 thousand to $816 thousand compared to the same period in 2006 or 5.0%. For the three months ended September 30, 2007 gain on loan sales decreased from $617 thousand to $245 thousand compared to the same period in 2006.

        The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $480 thousand for the nine months ended September 30, 2007 compared to $689 thousand for the nine months ended September 30, 2006. For the three months ended September 30, 2007, gains on the sale of SBA loans amounted to $131 thousand as compared to $520 thousand for the same period in 2006. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. EagleBank has been recognized as the leading community bank SBA lender in its marketplace and continued emphasis is anticipated.

        The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $336 thousand in the first nine months of 2007 compared to $170 thousand in the same period in 2006. For the three months ended September 30, 2007, gains on the sale of residential mortgage loans were $114 thousand as compared to $97 thousand for the same three months of 2006. The Company continues its efforts to expand residential mortgage lending and associated sale of these assets on a servicing released basis. Loans sold are subject to repurchase in circumstances where documentation is not accurate or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be minimal and to date have experienced no repurchases.

        Other income totaled $1.3 million, for the first nine months of 2007 up from $921 thousand for the same period in 2006, an increase of $419 thousand or 45.5%. The primary reason for the increase is due to subordinate financing. The Company provides subordinate financing for the acquisition, development and construction of real estate projects. These subordinate financings which are held by its wholly owned subsidiary ECV, generally entail a higher risk profile (including lower priority and higher loan to value ratios) than other loans made by the Bank. A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income from these loans may be volatile from period to period, based on the status of such projects. For the nine months ended September 30, 2007 the Company recognized $252 thousand as the settlement of units occurred, compared to $0 for the same periods in 2006. The Company expects additional income from this activity in the quarter ending December 31, 2007 and the year of 2008. Income from subordinated financing activities is subject to wide variances, as it is based on the sales progress of a limited number of development projects. Additionally, loan commitment fees on terminated transactions, and loan prepayment fees, amounted to $627 thousand for the first nine months of 2007, as compared to $473 thousand in the first nine months of 2006 an increase of $154 thousand or 32.5%.

        Other income totaled $438 thousand for the third quarter of 2007 up from $301 thousand for the third quarter of 2006, an increase of $137 thousand. The primary reason for the increase was due to an increase in loan commitment fees on terminated transactions and loan prepayment fees which accounted for $102 thousand of the increase.

        For the nine and three months ended September 30, 2007, investment gains amounted to $7 and $0 thousand, respectively as compared to investment gains of $85 thousand for the nine months ended September 30, 2007 and investment losses of $71 thousand for the three months ended September 30, 2006.

Noninterest Expense

        Noninterest expense consists of salaries and employee benefits, premises and equipment expenses, advertising, outside data processing and other expenses.

        Total noninterest expense was $18.5 million for the nine months ended September 30, 2007 compared to $16.1 million for the nine months ended September 30, 2006, an increase of 15%. For the three months ended September 30, 2007, total noninterest expense was $6.2 million versus $5.7 million for the same period in 2006, an 8% increase.

        Salaries and employee benefits were $10.4 million for the first nine months of 2007, as compared to $9.1 million for 2006, a 15% increase. For the three months ended September 30, 2007, salaries and employee benefits amounted to $3.6 million versus $3.1 million for the same period in 2006, a 15% increase. This increase was due to staff additions and related personnel costs, merit increases and increased benefit costs, offset by a decline in incentive based compensation. At September 30, 2007, the Company's staff numbered 178, as compared to 172 at June 30, 2007 and 161 at September 30, 2006.

        Premises and equipment expenses amounted to $3.6 million for the nine months ended September 30, 2007 versus $2.8 million for the same period in 2006. This increase of 31% was due primarily to a new banking office opened in mid May 2006 and an expanded lending center facility opened in the first quarter of 2007. Additionally, ongoing operating expense increases associated with the Company's facilities, all of which are leased and increased equipment costs contributed to the overall increase in expense. For the three months ended September 30, 2007, premises and equipment expenses amounted to $1.2 million versus $1.1 million for the same period in 2006. The reason for the increase in expense for the three month period is the same as mentioned above for the nine months ended.

        Advertising costs decreased from $366 thousand in the nine months ended September 30, 2006 to $356 thousand in the same period in 2007, a decrease of 3%. This decline was due primarily to lower levels of product advertising. For the three months ended September 30, 2007, advertising expenses amounted to $134 thousand versus $102 thousand for the same period in 2006, an increase of 32%. This increase was due to higher sponsorship expenses.

        Outside data processing costs were $647 thousand for the first nine months of 2007, as compared to $655 thousand in 2006, a decrease of 1%. For the three months ended September 30, 2007, outside data processing costs amounted to $202 thousand versus $219 thousand for the same period in 2006, a decrease of 8%. This decline in the three and nine months ended September 30, 2007 as compared to 2006 was due to savings achieved from the renegotiation of the bank's primary data processing vendor agreement.

        Other expenses, increased to $3.4 million in the first nine months of 2007 from $3.2 million for the nine months ended September 30, 2006, or an increase of 6%. For the three months ended September 30, 2007, other expenses amounted to $1.1 million versus $1.2 million for the same period in 2006, a decrease of 8%. The major components of costs in this category include professional fees, including audit and accounting, ATM expenses, telephone, courier, printing, business development, office supplies, charitable contributions, director fees, dues and FDIC insurance premiums. For the first nine months of 2007, as compared to 2006, the significant increases in this category were primarily broker fees, internet and license agreements, loan related expenses and the reinstituted requirement that the Bank pay deposit insurance premiums. For the three months ended September 30, 2007, as compared to 2006, the decreased costs relate primarily to broker fees, courier fees, legal fees, and office supplies, partially offset by the reinstituted requirement that the Bank pay deposit insurance premiums.

Income Tax Expense

        The Company's ratio of income tax expense to pre-tax income (termed effective tax rate) decreased to 36.4% for the nine months ended September 30, 2007 as compared to 37.9% for the same period in 2006. This decrease was due primarily to higher amounts of U.S. government agency income in the nine months of 2007 as compared to 2006, which is non-taxable for state tax purposes, and to lower amounts of share based compensation in 2007 as compared to 2006 which is partially non-deductible for financial accounting purposes. For the third quarter of 2007 as compared to 2006, the effective tax rate was 36.8% as compared to 37.2%.

FINANCIAL CONDITION

Summary

        At September 30, 2007, assets were $802.1 million, loans were $679.5 million, deposits were $615.2 million, customer repurchase agreements and other borrowings were $101.7 million and stockholders' equity was $78.1 million. As compared to December 31, 2006, assets grew by $28.7 million (3.7%), loans by $53.7 million (8.6%), deposits decreased by $13.3 million (2.1%), customer repurchase agreements and other borrowings increased by $33.7 million (49.5%) and stockholders' equity grew by $5.2 million (7.1%).

        The Company paid a cash dividend of $0.06 per share in the third quarter of 2007 and 2006. For the nine months ended September 30, 2007 and 2006, the Company paid dividends of $0.18 per share and $0.17 per share, respectively.

Loans

        Loans, net of amortized deferred fees and costs, at September 30, 2007, December 31, 2006 and September 30, 2006 by major category are summarized below:

	As of September 30, 2007		As of December 31, 2006		As of September 30, 2006
(dollars in thousands)
	Amount	%	Amount	%	Amount	%
Commercial	$141,312	21%	$132,981	21%	$124,771	21%
Real estate mortgage—commercial	363,666	53%	349,044	56%	307,917	52%
Real estate mortgage—residential	1,503	0%	1,523	0%	3,824	1%
Construction—commercial and residential	114,469	17%	86,524	14%	95,757	16%
Home equity	54,454	8%	50,572	8%	55,164	9%
Other consumer	4,063	1%	5,129	1%	3,799	1%

Total loans	679,467	100%	$625,773	100%	591,232	100%
Less: Allowance for Credit Losses	(7,406)		(7,373)		(7,046)

Net Loans and Leases	$672,061		$618,400		$584,186

Deposits and Other Borrowings

        The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposits from the local market areas surrounding the Bank's offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. Time and savings accounts, including money market deposit accounts, also provide a relatively stable and relatively lower cost source of funding.

        For the nine months ending September 30, 2007, noninterest bearing deposits decreased $12.8 million as compared to December 31, 2006, while interest bearing deposits decreased by $461 thousand during the same period, primarily due to declines in interest bearing transaction accounts.

        Approximately 45% of the Bank's deposits at September 30, 2007 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking, and given the demographics of the Company's marketplace, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand, although some exceptions have been made for large deposit transactions. When appropriate in order to fund strong loan demand, the Bank accepts certificates of deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line and to brokered deposits obtained from qualified investment firms. These deposits amounted to approximately $31 million or 5% of total deposits at September 30, 2007, as compared to approximately $2.0 million of deposits or less than 1% of total deposits at September 30, 2006 and approximately $18 million or 3% of total deposits at December 31, 2006. The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which these deposits can be acquired.

        At September 30, 2007, the Company had approximately $127 million in noninterest bearing demand deposits, representing 21% of total deposits. This compared to approximately $140 million of these deposits at December 31, 2006. These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

        As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement", allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $47 million at September 30, 2007 compared to $38 million at December 31, 2006. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

        At September 30, 2007, the Company had $2.7 million outstanding balances under its lines of credit provided by correspondent banks. The Bank had $52 million of FHLB borrowings outstanding at September 30, 2007 and $30 million outstanding at December 31, 2006. These advances are secured by a blanket lien on qualifying loans in the Bank's commercial mortgage and home equity loan portfolios.

Liquidity Management

        Liquidity is a measure of the Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations. The Bank's entire investment securities portfolio is in an available-for-sale status which allows it flexibility to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources. The Company maintains secondary sources of liquidity, which includes a $15 million line of credit with a correspondent bank, secured by the stock of the Bank, against which there were no amounts outstanding at September 30, 2007. Additionally, the Bank can purchase up to

$76.5 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were $2.7 million of borrowings outstanding at September 30, 2007. At September 30, 2007, the Bank was also eligible to take advances from the FHLB up to $103 million based on collateral at the FHLB, of which it had $52 million of advances outstanding. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

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

        At September 30, 2007, under the Bank's liquidity formula, it had $246 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

        The following is a schedule of significant funding commitments at September 30, 2007:

(in thousands)
Unused lines of credit (consumer)	$54,216
Other commitments to extend credit	165,227
Standby letters of credit	7,637

Total	$227,080

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

        The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current interest rate environment, the Company has been extending the duration of its investment and loan portfolios and acquiring more variable and short-term liabilities, so as to mitigate the risk to earnings and capital should interest rates decline from current levels. There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

        One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model (simulation analysis) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rate up 100 and 200 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, and net income over the next twelve and twenty four month periods and to the market value of equity impact.

        For the analysis presented below, at September 30, 2007, the bank modified its assumption (as compared to the assumption at June 30, 2007) for the re-pricing of money market deposit accounts to reflect a change of 50 basis points in money market interest rates for each 100 basis points in market interest rates in both a decreasing and increasing interest rate shock scenario. This assumption change was based on the bank's demand for funds and its recent experience with market interest rates in the third quarter of 2007. Prior analysis assumed that money market rates were changed 100 basis points for each 100 basis points movement in general interest rates.

        As quantified in the table below, the Company's analysis at September 30, 2007 shows a moderate effect on net interest income, net income and the economic value of equity when interest rates are shocked down 100 and 200 basis points and up 100 and 200 basis points due to the significant level of variable rate and repriceable assets and liabilities. The re-pricing duration of the investment portfolio is 2.3 years, the loan portfolio 1.5 years; the interest bearing deposit portfolio 1.5 years and the borrowed funds portfolio 1.0 years.

        The following table reflects the result of a shock simulation on the September 30, 2007 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in Market Value of Portfolio Equity
+200	-0.8%	-2.1%	-2.1%
+100	-0.4%	-1.0%	-0.8%
0	—	—	—
-100	-0.2%	-0.6%	-1.7%
-200	-1.2%	-3.2%	-7.0%

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

        Based on the current economic environment, management has been extending (over the past 12 months) the duration of assets (both investments and loans) and emphasizing the acquisition of variable rate and shorter fixed rate liabilities. This strategy has mitigated the Company's exposure to lower interest rates as measured at September 30, 2007 as compared to the position at September 30, 2006. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

        The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the sensitivity of the Company to changes in interest rates. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At September 30, 2007, the Company had a positive cumulative GAP position of approximately 5% of total assets out to three months and a negative cumulative GAP position of 8% out to 12 months, as compared to a three month positive GAP of 8% and a negative cumulative GAP out to 12 months of 13% at September 30, 2006 and a three month negative GAP of 1% and a negative cumulative GAP out to 12 months of 17% at December 31, 2006. The change in the GAP position at September 30, 2007 as compared to September 30, 2006 relates primarily to a change in the mix of deposits toward more time deposits with maturities within 12 months and a change in the re-pricing assumption for money market deposits discussed above. The current position is within guideline limits established by ALCO.

        If interest rates decline, the Company's net interest income and margin are expected to be relatively stable because of the present slight mismatch position out to 90 days combined with a more competitive business environment for both deposits and loans. Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the effects of a declining interest rate environment may not be in accordance with management's expectations. If interest rates move significantly up or down, the Company's interest rate sensitivity position at September 30, 2007 as compared to September 30, 2006 shows very similar risk exposure, within established policy limits established by ALCO. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP Analysis
September 30, 2007
(dollars in thousand)

Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non-sensitive	Total
RATE SENSITIVE ASSETS:
Investments and bank deposits	$9,346	$8,765	$19,848	$25,228	$14,164	$77,351
Loans (1)	287,522	67,917	156,784	139,266	29,449	680,938
Fed funds and other short-term investments	5,665	—	—	—	—	5,665
Other earning assets	—	11,866	—	—	—	11,866

Total	$302,533	$88,548	$176,632	$164,494	$43,613	$775,820	$26,309	$802,129

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$4,580	$14,199	$37,866	$37,866	$32,573	$127,084
Interest bearing transaction	14,954	—	4,987	14,961	14,961	49,863
Savings and money market	82,750	—	15,745	47,443	15,806	161,744
Time deposits	88,282	180,687	5,743	1,818	—	276,530
Customer repurchase agreements	49,744	—	—	—	—	49,744
Other borrowings	22,000	—	20,000	10,000	—	52,000

Total	$262,310	$194,886	$84,341	$112,088	$63,340	$716,965	$7,098	$724,063

GAP	$40,223	$(106,338)	$92,291	$52,406	$(19,727)	$58,855
Cumulative GAP	$40,223	$(66,115)	$26,176	$78,582	$58,855
Cumulative gap as percent of total assets	5.01%	(8.24% )	3.26%	9.80%	7.34%

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

        The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. The Company is well capitalized. Nevertheless, it is possible that we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

Capital

        The actual capital amounts and ratios for the Company and Bank as of September 30, 2007 and September 30, 2006 are presented in the table below:

	Company		Bank
(dollars in thousands)						To Be Well Capitalized Under Prompt Corrective Action Provision Ratio*
	Actual Amount	Ratio	Actual Amount	Ratio	For Capital Adequacy Purposes Ratio
As of September 30, 2007
Total capital to risk-weighted assets	$85,597	11.90%	$77,685	10.92%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	78,191	10.87%	70,316	9.89%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	78,191	9.78%	70,316	8.88%	3.0%	5.0%
As of September 30, 2006
Total capital to risk-weighted assets	$77,988	12.13%	$69,668	10.96%	8.0%	10.0%
Tier 1 to risk-weighted assets	70,942	11.04%	62,658	9.86%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	70,942	9.89%	62,658	8.83%	3.0%	5.0%

*
Applies to Bank only

        Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At September 30, 2007, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Please refer to Item 2 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk".

Item 4. Controls and Procedures

        The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

Item 1A—Risk Factors

        There have been no material changes as of September 30, 2007 in the risk factors from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None
(b) Use of Proceeds.	Not Applicable
(c) Issuer Purchases of Securities.	None
Item 3—Defaults Upon Senior Securities	None
Item 4—Submission of Matters to a Vote of Security Holders	None
Item 5—Other Information	None
(a) Required 8-K Disclosures	None
(b) Changes in Procedures for Director Nominations	None

Item 6—Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
10.1	1998 Stock Option Plan (3)
10.2	Employment Agreement between Michael T. Flynn and the Company (4)
10.3	Employment Agreement between Thomas D. Murphy and the Bank (4)
10.4	Employment Agreement between Ronald D. Paul and the Company (5)
10.5	Director Fee Agreement between Leonard L. Abel and the Company (5)
10.6	Employment Agreement between Susan G. Riel and the Bank (4)
10.7	Employment Agreement between Martha F. Tonat and the Bank (4)
10.8	Employee Agreement for James H. Langmead (4)
10.9	Employee Stock Purchase Plan (6)
10.11	2006 Stock Plan (7)
11	Statement Regarding Computation of Per Share Earnings
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a) Certification of Ronald D. Paul
31.2	Rule 13a-14(a) Certification of James H. Langmead
31.3	Rule 13a-14(a) Certification of Susan G. Riel
31.4	Rule 13a-14(a) Certification of Michael T. Flynn
32.1	Section 1350 Certification of Ronald D. Paul
32.2	Section 1350 Certification of James H. Langmead
32.3	Section 1350 Certification of Susan G. Riel
32.4	Section 1350 Certification of Michael T. Flynn

(1)
Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002.

(2)
Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on October 30, 2007.

(3)
Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(4)
Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

EAGLE BANCORP, INC.

Date: November 7, 2007	By:	/s/ RONALD D. PAUL

Ronald D. Paul President and Chief Executive Officer

Date: November 7, 2007	By:	/s/ JAMES H. LANGMEAD

James H. Langmead Senior Vice President and Chief Financial Officer

QuickLinks

  Item 1—Financial Statements
EAGLE BANCORP, INC. Consolidated Balance Sheets September 30, 2007 and December 31, 2006 (dollars in thousands)
EAGLE BANCORP, INC. Consolidated Statements of Operations For the Nine and Three Month Periods Ended September 30, 2007 and 2006 (unaudited) (dollars in thousands, except per share data)
EAGLE BANCORP, INC. Consolidated Statements of Cash Flows For the Nine Month Periods Ended September 30, 2007 and 2006 (unaudited) (dollars in thousands)
EAGLE BANCORP, INC. Consolidated Statements of Changes in Stockholders' Equity For the Nine Month Periods Ended September 30, 2007 and 2006 (unaudited) (dollars in thousands)
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operation.
GENERAL
CRITICAL ACCOUNTING POLICIES
RESULTS OF OPERATIONS
EAGLE BANCORP, INC. Average Balances, Interest Yields and Rates, and Net Interest Margin (dollars in thousands)
FINANCIAL CONDITION
GAP Analysis September 30, 2007 (dollars in thousand)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 1A—Risk Factors
  Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
Item 3—Defaults Upon Senior Securities
Item 4—Submission of Matters to a Vote of Security Holders
Item 5—Other Information
  Item 6—Exhibits
SIGNATURES