Form 10-K
period 2007-12-31
EAGLE BANCORP INC
filed 2008-03-14
CIK 1050441

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-25923

Eagle Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2061461 (I.R.S. Employer Identification Number)
7815 Woodmont Avenue, Bethesda, Maryland (Address of Principal Executive Offices)	20814 (Zip Code)

Registrant's Telephone Number, including area code:
 (301) 986-1800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock $.01 par value

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐    No ☒

         Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

         The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2007 was approximately $135 million.

         As of March 11, 2008, the number of outstanding shares of the Common Stock, $.01 par value, of Eagle Bancorp, Inc. was 9,780,418

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2008 are incorporated by reference in part III hereof.

Form 10-K Cross Reference Sheet

        The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2008, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See "Business" at Pages 65 through 69, "Employees" at Page 74, "Market Area and Competition" at Pages 75 through 76 and "Regulation" at Pages 76 through 81.
	Item 1A.	Risk Factors. See "Risk Factors" at Pages 69 through 74.
	Item 1B.	Unresolved Staff Comments. None.
	Item 2.	Properties. See "Properties" at Page 81 through 82.
	Item 3.	Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.
	Item 4.	Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2007.
PART II	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See "Market for Common Stock and Dividends" at Pages 32 though 34.
	Item 6.	Selected Financial Data. See "Six Year Summary of Financial Information" at Page 3.
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" at Pages 4 through 32.
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See "Interest Rate Risk Management—Asset/Liability Management and Quantitative and Qualitative Disclosure About Market Risk" at Page 28 through Page 31.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Pages 35 through 64.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A.	Controls and Procedures. See "Disclosure Controls and Procedures" at Page 82 and "Management Report on Internal Control Over Financial Reporting" at Page 83.
	Item 9B.	Other Information. None.
PART III	Item 10.	Directors, Executive Officers and Corporate Governance. The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.
The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Zandra Nichols, Corporate Secretary, Eagle Bancorp, Inc., 7815 Woodmont Avenue, Bethesda, Maryland 20814.
There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company's Board of Directors.
	Item 11.	Executive Compensation. The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors—Director's Compensation" and "Executive Compensation" in the Proxy Statement.
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. See "Market for Common Stock and Dividends—Securities Authorized for Issuance Under Equity Compensation Plans" at page. The remainder of the information required by this Item is incorporated by reference to the material appearing under the caption "Voting Securities and Principal Shareholders" in the Proxy Statement.
	Item 13.	Certain Relationships and Related Transactions and Director Independence. The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement.
	Item 14.	Principal Accountant Fees and Services. The information required by this Item is incorporated by reference to the material appearing under the caption "Independent Registered Public Accounting Firm—Fees Paid to Independent Accounting Firm" in the Proxy Statement.
PART IV	Item 15.	Exhibits, Financial Statement Schedules. See "Exhibits and Financial Statements" at Page 85.

Six Year Summary of Selected Financial Data

        The following table shows selected historical consolidated financial data for Eagle Bancorp (the "Company"). It should be read in conjunction with the Company's audited consolidated financial statements appearing elsewhere in this report.

	Year Ended December 31,
							5 Year Compound Growth Rate
	2007	2006	2005	2004	2003	2002
	(dollars in thousands except per share data)
Selected Balances—Period End
Total assets	$846,400	$773,451	$672,252	$553,453	$442,997	$347,829	19%
Total stockholders' equity	81,166	72,916	64,964	58,534	53,012	20,028	32%
Total loans	716,677	625,773	549,212	415,509	317,533	236,860	25%
Total deposits	630,936	628,515	568,893	462,287	335,514	278,434	18%
Selected Balances—Averages
Total assets	$800,437	$712,297	$610,245	$487,853	$375,802	$292,921	22%
Total stockholders' equity	76,760	68,973	61,563	55,507	34,028	18,381	33%
Total loans	659,204	575,854	479,311	353,537	266,811	210,303	26%
Total deposits	634,332	585,621	512,416	397,788	292,953	237,910	22%
Results of Operations
Interest income	$57,077	$50,318	$36,726	$24,195	$18,403	$16,661	28%
Interest expense	23,729	17,880	8,008	4,328	3,953	5,170	36%
Net interest income	33,348	32,438	28,718	19,867	14,450	11,491	24%
Provision for credit losses	1,643	1,745	1,843	675	1,175	843	14%
Net interest income after provision for credit losses	31,705	30,693	26,875	19,192	13,275	10,648	24%
Noninterest income	5,186	3,846	3,998	3,753	2,850	2,107	20%
Noninterest expense	24,921	21,824	18,960	14,952	11,007	8,530	24%
Income before taxes	11,970	12,715	11,913	7,993	5,118	4,225	23%
Income tax expense	4,269	4,690	4,369	2,906	1,903	1,558	22%
Net income	7,701	8,025	7,544	5,087	3,215	2,667	24%
Dividends declared	2,302	2,147	1,994	—	—	—
Per Share Data(1)
Net income, basic	$0.80	$0.85	$0.82	$0.56	$0.49	$0.54	8%
Net income, diluted	0.78	0.81	0.77	0.53	0.46	0.51	9%
Book value	8.35	7.69	6.95	6.38	5.85	4.09	15%
Dividends declared per share	0.24	0.23	0.22	—	—	—
Dividend payout ratio(2)	29.89%	27.06%	26.42%	—	—	—
Financial Ratios
Return on average assets	0.96%	1.13%	1.24%	1.04%	0.86%	0.91%
Return on average equity	10.03%	11.63%	12.25%	9.16%	9.45%	14.51%
Average equity to average assets	9.59%	9.68%	10.09%	11.38%	9.05%	6.28%
Net interest margin	4.37%	4.81%	4.99%	4.35%	4.14%	4.16%
Efficiency ratio(3)	64.67%	60.15%	57.95%	63.30%	63.62%	62.73%

(1)
Presented giving retroactive effect to stock splits in the form of 30% stock dividends paid on July 5, 2006 and February 28, 2005.

(2)
Computed by dividing dividends declared per share by net income per share.

(3)
Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Eagle Bancorp, Inc. (the "Company") and its subsidiaries, EagleBank (the "Bank") and Eagle Commercial Ventures ("ECV"). This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.

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

GENERAL

        The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. We provide general commercial and consumer banking services through our wholly owned banking subsidiary EagleBank, a Maryland chartered bank which is a member of the Federal Reserve System. We were organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, and full-service banking alternative to the super regional financial institutions, which dominate our primary market area. Our philosophy is to provide superior, personalized service to our customers. We focus on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion.

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

PENDING ACQUISITION

        In December 2007, the Company announced the signing of a definitive agreement to acquire Fidelity & Trust Financial Corporation ("Fidelity & Trust"), parent of Fidelity & Trust Bank. At September 30, 2007, Fidelity & Trust had $452 million of assets. Fidelity & Trust Bank operates six locations, with one in Northern Virginia, three in Montgomery County, Maryland and two in the District of Columbia. The transaction is subject to regulatory and shareholder approvals and the satisfaction of other conditions, as set forth in the merger agreement. The transaction is currently anticipated to be completed mid 2008. For further information about the proposed acquisition, please refer to "Business—Pending Acquisition" at page 61.

        Refer to "Note 16 of Notes to Consolidated Financial Statements" on page 54 for further information on this transaction.

CRITICAL ACCOUNTING POLICIES

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for investment securities available for sale are based either on quoted market prices or are provided by other third-party sources, when available. As of December 31, 2007, the Company had not adopted the provisions of Statement on Financial Accounting Standards ("SFAS") 157, which establishes a common definition of fair value.

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

        Three components comprise our allowance for credit losses: a specific allowance, a formula allowance, and a nonspecific unallocated allowance. Each component of the allowance is based upon estimates that can and do change when actual events occur.

        The specific allowance is used to individually allocate an allowance for loans identified as impaired. Impairment testing includes consideration of the borrower's overall financial condition, resources and payment history, support available from guarantors, and the fair market value of collateral. These factors are combined to estimate the probability and severity of inherent losses. When an impairment is identified, a specific reserve is established based upon the Company's assessment of the estimated loss embedded in the individual loan. Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not individually evaluate consumer and residential loans for impairment.

        The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as impaired. Loans identified in the risk rating evaluation as meeting the criteria for substandard, doubtful, and loss classification, (classified loans), are segregated from non-classified loans within the portfolio. Unimpaired internally classified loans are stratified by loan type; with each loan type assigned an allowance factor based upon management's estimate of the associated risk. Allowance factors increase with the worsening of internal risk ratings.

        The unallocated formula allowance is used to estimate the loss associated with non-classified loans. These unclassified loans are also stratified by loan type and risk rating, and allowance factors are assigned by management based upon a number of factors, including delinquencies, loss history, changes in lending policy and procedures, changes in business and economic conditions, changes in the nature and volume of the portfolio, management expertise, concentrations within the portfolio, quality of loan review systems, competition, and legal and regulatory requirements. The factors assigned differ by loan type and internal risk rating. The unallocated allowance captures losses inherent in the portfolio which have not yet been recognized. Allowance factors and the overall size of the allowance may change from period to period based upon management's assessment of the above described factors and the relative weights given to each factor.

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

        Beginning in January 2006, the Company adopted the provisions of SFAS No. 123R, which requires the expense recognition for the fair value of stock-based compensation awards, such as stock options, restricted stock units, and performance based shares and the like. This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company's practice is to utilize reasonable and supportable assumptions which are reviewed with the appropriate Board Committee.

RESULTS OF OPERATIONS

Overview

        The Company reported net income of $7.7 million for the year ended December 31, 2007, a 4% decrease from net income of $8.0 million for the year ended December 31, 2006, as compared to $7.5 million for the year ended December 31, 2005.

        The decrease in net income for the twelve months ended December 31, 2007 can be attributed substantially to an increase in interest expense of 33% while interest income increased by 13% as compared to the same period in 2006. Net interest income showed an increase of 3% on growth in average earning assets of 13%. For the twelve months ended December 31, 2007, the Company has experienced a 44 basis point decline in its net interest margin from 4.81% in 2006 to 4.37% in 2007. This change was primarily due to reliance on more expensive sources of funds which has increased interest expense at a faster rate than increases in interest income.

        Earnings per basic share were $0.80 for the year ended December 31, 2007, as compared to $0.85 for 2006 and $0.82 for 2005. Earnings per diluted share were $0.78 for the year ended December 31, 2007, as compared to $0.81 for 2006 and $0.77 for 2005.

        For the three months ended December 31, 2007, the Company reported net income of $2.3 million as compared to $2.2 million for the same period in 2006. Earnings per basic share was $0.24 and $0.23 per diluted share for the three months ended December 31, 2007, as compared to $0.23 per basic share and $0.22 per diluted share for the same period in 2006.

        The Company had a return on average assets of .96% and a return on average equity of 10.03% for the year of 2007, as compared to returns on average assets and average equity of 1.13% and 11.63%, respectively, for the year of 2006 and 1.24% and 12.25% respectively, for the year of 2005.

        For the twelve months ended December 31, 2007, average interest bearing liabilities funding average earning assets increased to 77% as compared to 73% for the first twelve months of 2006. Additionally, while the average rate on earning assets for the twelve month period ended December 31, 2007, as compared to 2006 has increased by 2 basis points from 7.46% to 7.48%, the cost of interest bearing liabilities has increased by 44 basis points from 3.62% to 4.06%, resulting in a decline in the net interest spread of 42 basis points from 3.84% for the twelve months ended December 31, 2006 to 3.42% for the twelve months ended December 31, 2007. The 44 basis point decline in the net interest margin (from 4.81% for the twelve months ended December 31, 2006 to 4.37% for the twelve months ended December 31, 2007) has been slightly greater than the decline in the net interest spread as the Company's benefit from average noninterest bearing funding sources in 2007 declined modestly as compared to 2006. For the twelve months ended December 31, 2007, average noninterest sources funding earning assets were $178 million as compared to $181 million for the same period in 2006. The slight decline in noninterest funding sources has resulted in a slight decrease in the value of noninterest sources funding earning assets from 97 basis points in 2006 to 95 basis points in 2007.

        Due to the need to meet loan funding objectives in excess of deposit growth, the Bank has relied to a larger extent on alternative funding sources, such as FHLB Advances and brokered deposits, the higher costs of which have contributed to a narrowing of the net interest margin. If significant reliance on alternative funding sources continues, the Company's earnings could be adversely impacted.

        Loans, which generally have higher yields than securities and other earning assets, increased to 86% of average earning assets in 2007 from 85% of average earning assets for 2006. Investment securities accounted for 11% of average earning assets for both 2007 and 2006. Federal funds sold averaged 2% and 3% of average earning assets for 2007 and 2006, respectively. This decline was directly related to average loan growth over the past twelve month period exceeding the growth of average deposits and other funding sources.

        For the quarter ended December 31, 2007, average interest bearing liabilities funding average earning assets increased to 73% as compared to 72% for the same period in 2006. Additionally, while the average rate on earning assets for the quarter ended December 31, 2007, as compared to the same period in 2006, has declined by 33 basis points from 7.56% to 7.23%, the cost of interest bearing liabilities has decreased by 15 basis points from 3.98% to 3.83%, resulting in a decline in the net interest spread of 17 basis points from 3.58% for the quarter ended December 31, 2006 to 3.41% for the quarter ended December 31, 2007. The net interest margin decreased 25 basis points from 4.55% for the quarter ended December 31, 2006 to 4.30% for the quarter ended December 31, 2007, a higher decline than the net interest spread as the benefit of average noninterest sources funding earning assets declined from 97 basis points for the quarter ended December 31, 2006 to 89 basis points for the quarter ended December 31, 2007.

        For the quarter ended December 31, 2007 average loans increased 13% over the same period in 2006, maintaining a constant level of approximately 84% of average earning assets. Investment securities for the quarter ended December 31, 2007 amounted to 13% of average earning assets, an increase of 2% from an average of 11% for the same period in 2006. Federal funds sold averaged 3% and 4% of average earning assets for the quarters ended December 31, 2007 and 2006, respectively.

        The provision for credit losses was $1.6 million for the year ended December 31, 2007 as compared to $1.7 million in 2006. For the full year 2007, the Company recorded net charge-offs of $979 thousand, as compared to $357 thousand for the same period in 2006. The ratio of net-charge offs to average loans was .15% for 2007 and .06% for 2006. The increase in net charge-offs in 2007 is associated with one large commercial loan relationship identified in prior periods.

        At December 31, 2007, the allowance for credit losses was $8.0 million or 1.12% of total loans, as compared to $7.4 million or 1.18% of total loans at December 31, 2006.

        The provision for credit losses was $883 thousand for the three months ended December 31, 2007 as compared to $327 thousand for the same period in 2006, the increase being attributable to increases in environmental reserve factors associated with current economic conditions and not to any specific problem loan. For the fourth quarter of 2007, the Company recorded net charge-offs of $250 thousand, as compared to no net charge-offs for the fourth quarter of 2006. The charge-offs in the fourth quarter of 2007 related to one problem loan relationship identified several quarters ago for which specific reserves had been established.

        Total noninterest income was $5.2 million for the year 2007 as compared to $3.8 million for 2006, an increase of 35%. These amounts include net investment gains of $6 thousand for the year of 2007 and $124 thousand in 2006. Excluding securities gains, total noninterest income increased by 39%. The increase was attributed primarily to higher amounts of gains on the sale of residential mortgage loans ($416 thousand versus $301 thousand); higher deposit account activity fees ($1.5 million versus $1.4 million) and income from subordinated financing of a real estate project ($1.2 million versus $0). Income from subordinated financing activities can fluctuate greatly between periods, as it is based on the progress of a limited number of development projects. Refer to "Loan Portfolio" section below for further discussion of subordinated financing activity.

        For the three months ended December 31, 2007, total noninterest income increased 107% to $2.0 million as compared to $945 thousand for the same period in 2006. Excluding securities losses of $1 thousand during the fourth quarter of 2007 and gains of $39 thousand for the same period in 2006, total noninterest income increased by 116%. The increase was attributed substantially to income ($1.0 million) from the subordinated financing transaction noted above.

        Total noninterest expense increased from $21.8 million for 2006 to $24.9 million for 2007, an increase of 14%. The primary reasons for this increase were increases in staff levels over the past twelve months and related personnel cost, occupancy cost (due in part to a new banking office and an expanded lending center facility), higher software licensing costs and expense associated with a reinstated FDIC deposit insurance assessment. The efficiency ratio which measures the level of noninterest expense to total revenue was 64.67% for 2007 as compared to 60.15% for 2006. The higher efficiency ratio relates in part to a lower net interest margin in 2007 as compared to 2006.

        The efficiency ratio, improved to 59.87% for the fourth quarter of 2007, as compared to 61.57% for the fourth quarter of 2006, owing to substantial noninterest income in the final three months of 2007. For the three months ended December 31, 2007, total noninterest expense was $6.5 million, as compared to $5.7 million for the same period in 2006, an increase of 13%. This increase was due substantially to the same factors mentioned above which affected the increase for the full year 2007 over 2006.

Net Interest Income and Net Interest Margin

        Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings, which comprise federal funds purchased and advances from the Federal Home Loan Bank of Atlanta ("FHLBA"). Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income in 2007 was $33.3 million compared to $32.4 million in 2006 and $28.7 million in 2005. For the three months ended December 31, 2007, net interest income was $8.8 million as compared to $8.4 million for the same period in 2006, a 5% increase.

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

Average Balances, Interest Yields and Rates and Net Interest Margin

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(dollars in thousands)
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$4,565	$293	6.42%	$3,379	$212	6.27%	$12,168	$417	3.43%
Loans(1)(2)(3)	659,204	51,931	7.88%	575,854	45,814	7.96%	479,311	33,478	6.98%
Investment securities available for sale(3)	85,177	4,177	4.90%	75,181	3,277	4.36%	71,438	2,424	3.39%
Federal funds sold	13,682	676	4.94%	20,271	1,015	5.01%	12,281	407	3.31%

Total interest earning assets	762,628	57,077	7.48%	674,685	50,318	7.46%	575,198	36,726	6.38%

Noninterest earning assets	45,217			44,090			40,073
Less: allowance for credit losses	7,408			6,478			5,026

Total noninterest earning assets	37,809			37,612			35,047

TOTAL ASSETS	$800,437			$712,297			$610,245

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$51,465	$305	0.59%	$58,675	$204	0.35%	$61,230	$122	0.20%
Savings and money market	177,312	6,044	3.41%	152,162	5,174	3.40%	138,844	2,504	1.80%
Time deposits	270,480	13,461	4.98%	229,719	10,225	4.45%	171,827	4,837	2.82%

Total interest bearing deposits	499,257	19,810	3.97%	440,556	15,603	3.54%	371,901	7,463	2.01%
Customer repurchase agreements and federal funds purchased	44,992	1,887	4.19%	32,968	1,199	3.64%	29,341	350	1.19%
Other short-term borrowings	11,093	611	5.51%	12,596	639	5.07%	3,964	195	4.92%
Long term borrowings	29,033	1,421	4.89%	7,888	439	5.57%	—	—	0.00%

Total interest bearing liabilities	584,375	23,729	4.06%	494,008	17,880	3.62%	405,206	8,008	1.98%

Noninterest bearing liabilities:
Noninterest bearing demand	135,075			145,065			140,515
Other liabilities	4,227			4,251			2,961

Total noninterest bearing liabilities	139,302			149,316			143,476

Stockholders' equity	76,760			68,973			61,563

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
	$800,437			$712,297			$610,245

Net interest income		$33,348			$32,438			$28,718

Net interest spread			3.42%			3.84%			4.40%
Net interest margin			4.37%			4.81%			4.99%

(1)
Includes loans held for sale.

(2)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1 million, $2 million and $1.2 million respectively for 2007, 2006, 2005 respectively.

(3)
Interest and fees on loans and investment securities available for sale exclude tax equivalent adjustments.

        The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2007 as compared to

2006 is due to growth in the volume of earning assets offset substantially by a decrease in the net interest margin on earning assets. For 2006 over 2005, the increase in net interest income was a function of increased volume of earning assets and a decrease in the net interest margin.

Rate/Volume Analysis of Net Interest Income

	2007 compared with 2006			2006 compared with 2005
	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
	(dollars in thousands)
Interest earned on:
Loans	$6,631	$(514)	$6,117	$6,743	$5,593	$12,336
Investment securities	436	464	900	127	726	853
Interest bearing bank deposits	74	7	81	(301)	96	(205)
Federal funds sold	(330)	(9)	(339)	265	343	608

Total interest income	6,811	(52)	6,759	6,834	6,758	13,592

Interest paid on:
Interest bearing transaction	(25)	126	101	(5)	87	82
Savings and money market	855	15	870	240	2,430	2,670
Time	1,814	1,422	3,236	1,630	3,758	5,388
Customer repurchase agreements	437	251	688	43	806	849
Other borrowings	1,101	(147)	954	864	19	883

Total interest expense	4,182	1,667	5,849	2,772	7,100	9,872

Net interest income	$2,629	$(1,719)	$910	$4,062	$(342)	$3,720

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

        During the year of 2007, a provision for credit losses was made in the amount of $1.6 million and the allowance for credit losses increased $664 thousand, including the impact of net charge-offs of $979 thousand during the period. During the year of 2006, a provision for credit losses was made in the amount of $1.7 million and the allowance for credit losses increased $1.4 million, including the impact of net charge-offs of $357 thousand during the period. The provision for credit losses of $1.6 million for the year 2007 was similar to the provision for credit losses of $1.7 million for the year 2006, as the overall portfolio mix of loans at year-end 2007 and 2006 was similar and the amount of loan growth was also similar. The provision for credit losses was $1.8 million for the year 2005.

        For the three months ended December 31, 2007, a provision for credit losses was made in the amount of $883 thousand, as compared to $327 thousand for the same period in 2006. The higher provision for the fourth quarter of 2007, relates primarily to increases in environmental reserve factors associated with current economic conditions and not to any specific problem loan. For the fourth quarter of 2007, net charge-offs amounted to $250 thousand as compared to no net charge-offs for the same period in 2006. The charge-offs in the fourth quarter of 2007 related to one problem loan relationship identified several quarters ago for which specific reserves had been established.

        The maintenance of a high quality loan portfolio, with an adequate allowance for credit losses will continue to be a primary objective of the Company.

Noninterest Income

        Total noninterest income includes service charges on deposits, gain on sale of loans, income from subordinated financing, other income and gain (loss) on investment securities.

        Total noninterest income for the year ended December 31, 2007 was $5.2 million, compared to $3.8 million for the year ended December 31, 2006, an increase of 35%. Excluding securities gains of $6 thousand for year ended 2007 and $124 thousand during the same period in 2006, noninterest income increased by 39%. The increase was attributed primarily to higher amounts of gains on the sale of residential mortgage loans ($416 thousand versus $301 thousand), higher deposit account activity fees ($1.5 million versus $1.4 million) and income from subordinated financing of real estate projects ($1.2 million versus $0). Income from subordinated financing activities can fluctuate greatly between periods, as it is based on the progress of a limited number of development projects. Refer to "Loan Portfolio" section below for further discussion of subordinated financing activity.

        Noninterest income for the fourth quarter of 2007 increased 107% to $2.0 million from $945 thousand for the fourth quarter of 2006. Excluding securities losses of $1 thousand during the fourth quarter of 2007 and gains of $39 thousand for the same period in 2006, noninterest income increased by 116%. The increase was attributed substantially to income ($1.0 million) from a subordinated financing transaction related to a real estate development project.

        For the year ended December 31, 2007 service charges on deposit accounts increased to $1.5 million from $1.4 million, an increase of 8%. The increase in service charges for the year was primarily related to new relationships and a full year impact of changes made in 2006 to earning credit computations. For the three months ended December 31, 2007 service charges on deposit accounts increased from $350 thousand to $429 thousand compared to the same period in 2006, an increase of 22%. This increase relates in part to the impact of lower interest rates in fourth quarter of 2007 as compared to 2006 on commercial deposit account fees.

        Gain on sale of loans consists of SBA and residential mortgage loans. For the year ended December 31, 2007 gain on sale of loans decreased from $1.1 million to $1.0 million compared to the same period in 2006 or 7.0%. For the three months ended December 31, 2007 gain on loan sales decreased from $255 thousand to $220 thousand compared to the same period in 2006.

        The Company is an active originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $620 thousand for the year ended December 31, 2007 compared to $813 thousand for the year ended December 31, 2006. For the three months ended December 31, 2007, gains on the sale of SBA loans amounted to $140 thousand as compared to $124 thousand for the same period in 2006. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. The Bank has been recognized as the leading community bank SBA lender in its marketplace and continued emphasis is anticipated. A portion of the lower SBA gains is due to lower fee margins established by the SBA.

        The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $416 thousand for the year of 2007 compared to $301 thousand in the same period in 2006. For the three months ended December 31, 2007, gains on the sale of residential mortgage loans were $80 thousand as compared to $131 thousand for the same three months of 2006. The Company continues its efforts to expand residential mortgage lending and associated sale of these assets on a servicing released basis. Loans sold are subject to repurchase in circumstances where documentation is not accurate or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be a minimal risk and to date has not been required to repurchase any loans. The Bank does not originate so called "sub-prime" loans and has no exposure to this market segment.

        Other income totaled $2.7 million, for year ended 2007 up from $1.2 million for the same period in 2006, an increase of 117%. The primary reason for the increase is due to subordinated financing transactions. The Company provides subordinated financing for the acquisition, development and construction of real estate projects. These subordinated financings which are held by its wholly owned subsidiary ECV, generally entail a higher risk profile (including lower priority and higher loan to value ratios) than other loans made by the Bank. A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income from these loans may be volatile from period to period, based on the status of such projects. For the year ended December 31, 2007 the Company recognized $1.2 million as income from the settlement of its remaining interest in a subordinated financing transaction compared to $0 for the same period in 2006. Income from subordinated financing activities is subject to wide variances, as it is based on the sales progress of a limited number of development projects. Refer to "Loan Portfolio" below for additional information on outstanding subordinate financing transactions. Other income also increased due to income from increases in the cash surrender value of bank owned life insurance and to increases in loan commitment fees on terminated transactions, and loan prepayment fees.

        Other income totaled $1.3 million for the fourth quarter of 2007 up from $300 thousand for the fourth quarter of 2006, an increase of $1.0 million. The primary reason for the increase was due to the realization of income from the subordinated financing transaction discussed above.

        Net investment gains amounted to $6 thousand and a loss of $1 thousand for the year and quarter ended December 31, 2007, respectively, as compared to net investment gains of $124 thousand and $39 thousand for the year and quarter ended December 31, 2006, respectively. Investment gains and losses are typically recognized as part of the Company's asset and liability management to meet loan demand or to better manage the Bank's interest rate risk position.

Noninterest Expense

        Noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, outside data processing, legal, accounting and professional fees and other expenses.

        Total noninterest expense was $24.9 million for the year ended December 31, 2007 compared to $21.8 million for the year ended December 31, 2006, an increase of 14%. For the three months ended December 31, 2007, total noninterest expense was $6.5 million versus $5.7 million for the same period in 2006, a 13% increase.

        Salaries and employee benefits were $14.2 million for the year ended 2007, as compared to $12.2 million for 2006, a 16% increase. For the three months ended December 31, 2007, salaries and employee benefits amounted to $3.8 million versus $3.2 million for the same period in 2006, a 19% increase. This increase was due to staff additions and related personnel costs, merit increases and increased benefit costs, offset by a decline in incentive based compensation. At December 31, 2007, the Company's staff numbered 175, as compared to 171 and 145 at December 31, 2006 and 2005, respectively.

        Premises and equipment expenses amounted to $4.8 million for the year ended December 31, 2007 versus $3.8 million for the same period in 2006. This increase of 26% was due primarily to a new banking office opened in mid May 2006 and an expanded lending center facility opened in the first quarter of 2007. Additionally, ongoing operating expense increases associated with the Company's facilities, all of which are leased and increased equipment costs contributed to the overall increase in expense. For the three months ended December 31, 2007, premises and equipment expenses amounted to $1.2 million versus $1.0 million for the same period in 2006. The reason for the increase in expense for the three month period is the same as mentioned above for the year ended.

        Advertising costs decreased from $587 thousand in the year ended December 31, 2006 to $465 thousand in the same period in 2007, a decrease of 21%. For the three months ended December 31, 2007, advertising expenses amounted to $109 thousand versus $221 thousand for the same period in 2006, a decrease of 51%. These declines were due primarily to shifting certain design work in-house, and lower levels of product advertising, including time deposit rate advertising.

        Outside data processing costs were $793 thousand for the year ended 2007, as compared to $881 thousand in 2006, a decrease of 10%. For the three months ended December 31, 2007, outside data processing costs amounted to $146 thousand versus $225 thousand for the same period in 2006, a decrease of 35%. This decline in the three months and year ended December 31, 2007 as compared to 2006 was due to savings achieved from the renegotiation of the Bank's primary data processing vendor agreement.

        Legal, accounting and professional fees were $611 thousand for the year ended 2007, as compared to $801 thousand for 2006, a 24% decrease. This decrease was due in part to consulting engagement work in 2006 related to an IT audit, and costs in 2006 related to a companywide initiative on relationship management. For the three months ended December 31, 2007, legal, accounting and professional fees amounted to $153 thousand versus $167 thousand for the same period in 2006, an 8% decrease. The costs related to the pending acquisition of Fidelity & Trust, which will be capitalized as of the consummation of the transaction, are not included in these expense totals.

        Other expenses, increased to $4.1 million in the year ended 2007 from $3.5 million for the year ended December 31, 2006, or an increase of 16%. For the three months ended December 31, 2007, other expenses amounted to $1.1 million versus $913 thousand for the same period in 2006, an increase of 20%. The major components of costs in this category include ATM expenses, broker fees, telephone, courier, printing, business development, office supplies, charitable contributions, director fees, dues and FDIC insurance premiums. For the year ended of 2007, as compared to 2006, the significant increases in this category were primarily broker fees, internet and license agreements and the reinstituted requirement that the Bank pay deposit insurance premiums. The same factors which contributed to an increase in other expenses for 2007 over 2006 mentioned above also contributed substantially to the increase in other expenses for the three months ended December 31, 2007, as compared to the same period in 2006.

Income Tax Expense

        The Company recorded income tax expense of $4.3 million in 2007 compared to $4.7 million in 2006 and $4.4 million in 2005, resulting in an effective tax rate of 35.7%, 36.9% and 36.7%, respectively. The lower effective tax rate for 2007 relates in part to a higher level of state tax exempt income.

BALANCE SHEET ANALYSIS

Overview

        At December 31, 2007, the Company's total assets were $846.4 million, loans were $716.7 million, deposits were $630.9 million, other borrowings, including customer repurchase agreements were $128.4 million and stockholders' equity was $81.2 million. As compared to December 31, 2006, assets grew in 2007 by $72.9 million (9%), loans by $90.9 million (15%), deposits by $2.4 million (.4%), borrowings by $60.3 million (89%) and stockholders' equity by $8.3 million (11%).

        The Company declared a cash dividend of $0.24 per share for the year 2007 and $0.23 per share for the year 2006.

Investment Securities Available-for-Sale (AFS) and Short-Term Investments

        The AFS portfolio is comprised largely of U.S. Government agency securities (59% of AFS) with an average duration of 1.6 years. The remaining AFS securities consists of seasoned mortgage backed securities that are 100% agency issued (34% of AFS) which have an average expected lives of 2.9 years with contractual maturities of the underlying mortgages of up to thirty years, a municipal bond issue ($357 thousand) and equity investments (7% of AFS), a portion of which are required by regulatory mandates (Federal Reserve and Federal Home Loan Bank stocks amounting to 6% of AFS). The remaining portion of equity investments are either preferred or common stocks of three community based banking companies.

        At December 31, 2007, the investment portfolio amounted to $87.1 million as compared to a balance of $91.1 million at December 31, 2006, a decrease of 4%. The investment portfolio is managed to achieve goals related to income, liquidity, interest rate risk management and providing collateral for customer repurchase agreements and other borrowing relationships.

        The Company also has a portfolio of short-term investments utilized for asset liability management needs which consists from time-to-time of discount notes, money market investments, and other bank certificates of deposit This portfolio amounted to $4.5 million at December 31, 2007 as compared to $4.9 million at December 31, 2006.

        Federal funds sold amounted to $244 thousand at December 31, 2007 as compared to $9.7 million at December 31, 2006. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

        The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company's investment securities available for sale. The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any accretion or amortization) reported as a component of stockholders' equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2007, the Company had a net unrealized gain in AFS securities of $966 thousand as compared to a net unrealized loss in AFS securities of $420 thousand at December 31, 2006. The deferred income tax liability/benefit of these unrealized gains and losses was $382 thousand and $167 thousand, respectively.

        The following table provides information regarding the composition of the Company's investment securities portfolio at the dates indicated. Amounts are reported at estimated fair value.

	December 31,
	2007		2006		2005
	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
	(dollars in thousands)
U. S. Government agency securities	$51,295	58.9%	$58,584	64.3%	$46,998	69.1%
Mortgage backed securities	29,303	33.6%	27,333	30.0%	17,240	25.3%
Municipal bonds	351	0.4%	—	—	—	—
Federal Reserve and Federal Home Loan Bank stock	4,870	5.6%	3,829	4.2%	2,230	3.3%
Other equity investments	1,298	1.5%	1,394	1.5%	1,582	2.3%

	$87,117	100%	$91,140	100%	$68,050	100%

        The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted average yield of the investment portfolio at December 31, 2007. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

        At December 31, 2007, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding ten percent of the Company's stockholders' equity.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(dollars in thousands)
U. S. Government agency securities	$7,999	3.89%	$20,898	5.17%	$21,531	5.29%	$—	—	$50,428	5.00%
Mortgage backed securities	—	—	5,288	3.96%	8,677	4.91%	15,253	5.56%	29,218	5.08%
Muncipal bonds	—	—	—	—	—	—	357	5.69%	357	5.69%
Federal Reserve and Federal Home Loan Bank stock	—	—	—	—	—	—	4,870	5.98%	4,870	5.98%
Other equity investments	—	—	—	—	—	—	1,278	6.26%	1,278	6.26%

	$7,999	3.89%	$26,186	4.93%	$30,208	5.18%	$21,758	3.90%	$86,151	5.10%

Loan Portfolio

        In its lending activities, the Company seeks to develop sound relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

        Loan growth over the past year has been favorable, with loans outstanding reaching $716.7 million at December 31, 2007, an increase of $90.9 million or 15% as compared to $625.8 million at December 31, 2006, and were $549.2 million at December 31, 2005, an increase of $76.6 million or 14% in 2006 over 2005. For the fourth quarter of 2007, the loan portfolio increased $37.2 million (5.5%) over $679.5 million at September 30, 2007.

        The Bank is primarily commercial oriented and as can be seen in the chart below, has a large proportion of its loan portfolio related to real estate (70%) consisting of real estate-commercial, real estate-residential mortgage and construction-commercial and residential loans. Real estate also serves as collateral for loans made for other purposes, resulting in 80% of our loans being secured by real estate.

        The following table shows the trends in the composition of the loan portfolio over the past five years.

	December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Commercial	$149,332	21%	$132,981	21%	$118,928	22%	$101,911	25%	$93,112	29%
Real estate—commercial(1)	392,757	55%	349,044	56%	284,667	52%	189,708	47%	142,819	45%
Real estate—residential mortgage	2,160	—	1,523	—	1,130	—	9,230	2%	6,964	2%
Construction—commercial & residential(1)	110,115	15%	86,524	14%	90,035	16%	62,745	14%	35,644	11%
Home equity	57,515	8%	50,572	8%	50,776	9%	49,632	11%	34,092	11%
Other consumer	4,798	1%	5,129	1%	3,676	1%	2,283	1%	4,902	2%

Total loans	716,677	100%	625,773	100%	549,212	100%	415,509	100%	317,533	100%

Less: Allowance for Credit Losses	(8,037)		(7,373)		(5,985)		(4,240)		(3,680)

Net loans	$708,640		$618,400		$543,227		$411,269		$313,853

(1)
Includes loans for land acquisition and owner occupied properties

        As discussed under the caption "Business" and "Risk Factors", the Company has directly made higher risk loans that entail higher risks than loans made following normal underwriting practices ("higher risk loan transactions"). These higher risk loan transactions are currently made through the Company's subsidiary, ECV, which was formed in July 2006. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. Transactions are structured to provide ECV with returns commensurate to the risk through the requirement of additional interest following payoff of all loans:

  •
  For the year ended December 31, 2007, the Company recorded noninterest income from one subordinated financing transaction amounting to $1.2 million. At December 31, 2007, the Company has no further interests or risks from that project.

  •
  At December 31, 2007, ECV has a $1.9 million higher risk loan outstanding relating to a real estate project which is currently in a construction phase. The loan is expected to be outstanding throughout 2008, with sales completed in 2009.

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

Loan Maturity

        The following table sets forth the term to contractual maturity of the loan portfolio as of December 31, 2007.

	Due In
	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
	(dollars in thousands)
Commercial	$149,332	$66,482	$45,857	$32,796	$4,197
Real estate—commercial	392,757	46,460	113,694	199,991	32,612
Real estate—residential mortgage	2,160	688	1,321	—	151
Construction—commercial and residential	110,115	54,447	24,549	23,397	7,722
Home equity	57,515	2	232	380	56,901
Other consumer	4,798	907	2,721	164	1,006

Total loans	$716,677	$168,986	$188,374	$256,728	$102,589

Loans with:
Predetermined fixed interest rate	$249,717	$39,286	$119,822	$71,649	$18,960
Floating interest rate	466,960	129,700	68,552	185,079	83,629

Total loans	$716,677	$168,986	$188,374	$256,728	$102,589

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

        The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. The Company is well capitalized. Nevertheless, it is possible that the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns

        At December 31, 2007, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Allowance for Credit Losses

        Management has developed a comprehensive review process to monitor the adequacy of the allowance for credit losses. The review process and guidelines were developed utilizing guidance from federal banking regulatory agencies. The results of this review process, in combination with conclusions of the Bank's outside loan review consultant, support management's view as to the adequacy of the allowance as of the balance sheet date. During 2007, a provision for credit losses was made in the amount of $1.6 million before net charge-offs of $979 thousand. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements; activity in the allowance for credit losses is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption, "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate allowance for credit losses, and the discussion under the caption "Provision for Credit Losses".

        The allowance for credit losses represented 1.12% of total loans at December 31, 2007 as compared to 1.18% at December 31, 2006. This decrease in the ratio of the allowance for credit losses was due to the charge-off of a large commercial loan relationship during 2007 that had been partially reserved at December 31, 2006.

        At December 31, 2007, the Company had $5.3 million of loans classified as nonperforming, and $1.9 million of potential problem loans, as compared to $2.0 million of nonperforming assets and $4.3 million of potential problem loans at December 31, 2006. Please refer to Note 1 of the notes to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company's policy regarding impairment of loans. Please refer to "Nonperforming Assets" below for a discussion of problem and potential problem assets.

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

        Management, being aware of the significant loan growth experienced by the Company and the problems which could develop in an unmonitored environment, is intent on maintaining a strong credit review system and risk rating process. The Company established a formal Credit Department in 2003 to provide independent analysis of credit requests and to manage problem credits. The Credit Department has developed and implemented additional analytical procedures for evaluating credit requests, has further refined the Company's risk rating system, and has adopted enhanced monitoring of the loan portfolio and the allowance for credit losses. The loan portfolio analysis process is ongoing and proactive in order to maintain a portfolio of quality credits and to quickly identify any weaknesses before they become more severe.

        The following table sets forth activity in the allowance for credit losses for the past five years.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balance at beginning of year	$7,373	$5,985	$4,240	$3,680	$2,766
Charge-offs:
Commercial	(1,005)	(369)	(122)	(257)	(319)
Home equity	—	(15)	—	—	—
Other consumer	(26)	(5)	(17)	(35)	(14)

Total charge-offs	(1,031)	(389)	(139)	(292)	(333)

Recoveries:
Commercial	37	27	41	175	68
Other consumer	15	5	—	2	4

Total recoveries	52	32	41	177	72

Net charge-offs	(979)	(357)	(98)	(115)	(261)

Additions charged to operations	1,643	1,745	1,843	675	1,175

Balance at end of year	$8,037	$7,373	$5,985	$4,240	$3,680

Ratio of net charge-offs during the year to average loans outstanding during the year	0.15%	0.06%	0.02%	0.03%	0.10%

        The following table presents the allocation of the allowance by loan category and the percent of loans each category bears to total loans. The allocation of the allowance for the Commercial category includes a specific reserve of $220 thousand against impaired loans relating to two SBA loans which were identified as impaired during the fourth quarter of 2007. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Year Ended December 31,
	2007		2006		2005		2004		2003
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(dollars in thousands)
Commercial	$3,300	21%	$3,379	21%	$2,594	22%	$1,963	25%	$1,689	29%
Real estate—commercial	3,053	55%	2,800	56%	2,395	52%	1,426	47%	850	45%
Real estate—residential mortgage	21	—	40	—	48	—	105	2%	38	2%
Construction—commercial and residential	1,314	15%	854	14%	602	16%	431	14%	613	11%
Home equity	233	8%	176	8%	176	9%	223	11%	171	11%
Other consumer	116	1%	124	1%	84	1%	58	1%	72	2%
Unallocated	—	—	—	—	86	—	34	—	247	—

Total Loans	$8,037	100%	$7,373	100%	$5,985	100%	$4,240	100%	$3,680	100%

Nonperforming Assets

        The Company's nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and other real estate owned, totaled $5.3 million at December 31, 2007 compared to $2.0 million at December 31, 2006. The percentage of nonperforming assets to total assets was 0.63% at December 31, 2007 compared to 0.26% at December 31, 2006.

        The following table shows the amounts of nonperforming assets at December 31 for the past five years:

	2007	2006	2005	2004	2003
	(dollars in thousands)
Nonaccrual Loans:
Commercial	$1,174	$1,976	$362	$156	$554
Other consumer	—	—	129	—	100
Home equity	123	—	—	—	—
Construction—comercial and residential	3,386	—	—	—	—
Real estate—commercial	641	—	—	—	—
Accrual loans-past due 90 days:	—	—	—	—	—
Commercial	—	37	—	—	—
Other consumer	—	—	—	—	—
Real estate—commercial	—	—	—	—	—
Restructured loans	—	—	—	—	—
Real estate owned	—	—	—	—	—

Total non-performing assets	$5,324	$2,013	$491	$156	$654

(1)
Gross interest income that would have been recorded in 2007 if nonaccrual loans and leases shown above had been current and in accordance with their original terms was $128 thousand, while interest actually recorded on such loans was $75 thousand. Please see Note 1 of the Notes to Consolidated financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

        Nonaccrual loans at December 31, 2007, include two related loans totaling $4.0 million, which were placed on nonaccrual in the third quarter of 2007 and which management believes are well secured. Interest on these two related loans is being recorded on a cash basis. Nonaccrual loans at December 31, 2006 consisted primarily of one large commercial relationship amounting to $1.9 million which had a specific reserve of $678 thousand at December 31, 2006 and which has been charged-off as of December 31, 2007 to an amount expected to be realized.

        Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. The Company had no Other Real Estate Owned (OREO) or restructured loans at either December 31, 2007 or 2006. The balance of impaired loans consisting of all nonaccrual loans only, was $5.3 million at December 31, 2007, with $220 thousand of specific reserves compared to $2.0 million of impaired loans at December 31, 2006 with $678 thousand of specific reserves.

        At December 31, 2007, there were $1.9 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories.

Other Earning Assets

        Residential mortgage loans held for sale amounted to $2.2 million at both December 31, 2007 and December 31, 2006. Origination and sales of these loans during 2007 was emphasized by the Company in order to enhance noninterest income, which emphasis is expected to continue in 2008. The Bank did not engage in the origination of subprime or "exotic" mortgage loans. See "Business" at page 61 for a description of the Bank's mortgage lending and brokerage activities.

        Bank owned life insurance is utilized by the Company in accordance with tax regulations as part of the Company's financing of its benefit programs. At December 31, 2007 this asset amounted to $12.0 million as compared to $11.5 million at December 31, 2006, which reflected an increase in cash surrender values, and not new investments.

Intangible Assets

        In 2005, the Company began recognizing a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization are made to arrive at the initial recorded value, which is included in other assets.

        For 2007, excess servicing fees of $122 thousand were recorded, and $141 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2007, the balance of excess servicing fees was $236 thousand. For 2006, excess servicing fees of $167 thousand were recorded, of which $80 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2006, the balance of excess servicing fees was $255 thousand.

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

        For the year ended December 31, 2007, deposits grew just $2.4 million, from $628.5 million to $630.9 million or 0.4%. Approximately 41% of the Bank's deposits at December 31, 2007 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 42% at December 31, 2006. These deposits increased modestly, by $4.9 million, at December 31, 2007 as compared to December 31, 2006 as the Bank utilized alternative funding sources due to lower cost. Average time deposits amounted to $270.5 million in 2007, compared to $229.7 million in 2006, an increase of $40.8 million or 17%. Time deposits in denominations of $100 thousand or more increased $15.1 million, or 9.5%, to $173.6 million, or 28% of total deposits at December 31, 2007, as compared to 25% at December 31, 2006. These deposits can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates. From time to time, when appropriate in order to fund strong loan demand, the Bank accepts time deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line and also acquires brokered deposits. Wholesale deposits amounted to approximately $10.2 million or 2% of total deposits at December 31, 2007, as compared to approximately $18.3 million or 3% of total deposits at December 31, 2006. On an average basis, wholesale deposits amounted to $25.9 million for 2007 (4% of average deposits) as compared to $9.1 million in 2006 (2% of average deposits).

        The following table sets forth the maturities of time deposits with balances of $100,000 or more, which represent 28% of total time deposits as of December 31, 2007, compared to 25% at December 31, 2006.

See Note 6 to the Consolidated Financial Statements and the Average Balances Table above for additional information regarding the maturities of time deposits and average rates paid on interest- bearing deposits.

	December 31,
	2007	2006	2005
	(dollars in thousands)
Three months or less	$52,569	$39,730	$25,943
More than three months through six months	56,540	59,731	33,109
More than six months through twelve months	61,117	54,234	53,217
Over twelve months	3,359	4,800	10,302

Total	$173,585	$158,495	$122,571

        At December 31, 2007, the Company had approximately $142.5 million in noninterest bearing demand deposits, representing 23% of total deposits. This compared to approximately $139.9 million of these deposits at December 31, 2006 or 22% of total deposits. These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

        As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement", allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $52.9 million at December 31, 2007 compared to $38.1 million at December 31, 2006. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

        At December 31, 2006 the Company had $23.5 million outstanding balances under its federal funds lines of credit provided by correspondent banks, as compared to no outstandings at December 31, 2006. This increase was due to funding loan growth late in 2007. The Bank had $52 million borrowings outstanding under its credit facility from the Federal Home Loan Bank of Atlanta, as compared to $30 million outstandings at December 31, 2006. Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio. Please refer to Note 7 to the Consolidated Financial Statements for additional information regarding the Company's short-term borrowings.

COMPARISON OF 2006 VERSUS 2005

        The Company reported net income of $8.0 million for the year ended December 31, 2006, a 6% increase over net income of $7.5 million for the year ended December 31, 2005.

        Earnings per basic share were $0.85 for the year ended December 31, 2006, as compared to $0.82 for the year 2005 and $0.56 for the year 2004. Earnings per diluted share was $0.81 for the year ended December 31, 2006, as compared to $0.77 for the year 2005.

        The Company had a return on average assets of 1.13% and a return on average equity of 11.63% for the year of 2006, as compared to returns on average assets and average equity of 1.24% and 12.25%, respectively, for the year of 2005.

        The increase in net income for the twelve months ended December 31, 2006 as compared to the same period in 2005 can be attributed substantially to an increase of 13% in net interest income, resulting from an increase of 17% in average earning assets and a decline in the net interest margin of 18 basis points. For the twelve months ended December 31, 2006, the Company experienced a decline in its net interest margin as the funding mix shifted to more interest bearing deposits and borrowed funds and as the costs of those funds increased. For the twelve months ended December 31, 2006, average interest bearing liabilities funding average earning assets increased to 73% as compared to 70% for the twelve months of 2005. Additionally, while the average rate on earning assets for the twelve month period ended December 31, 2006 as compared to 2005 increased by 108 basis points from 6.38% to 7.46%, the cost of interest bearing liabilities increased by 164 basis points from 1.98% to 3.62%, resulting in a decline in the net interest spread from 4.40% for the twelve months ended December 31, 2005 to 3.84% for the twelve months ended December 31, 2006. The 18 basis point decline in the net interest margin during the same period was less than the decline in the net interest spread as the Company benefited from a significant amount of average noninterest bearing funding sources. For the twelve months ended December 31, 2006, average noninterest sources funding earning assets was $183 million as compared to $170 million for the same period in 2005. The combination of higher levels of market interest rates and the increase in noninterest funding sources resulted in an increase in the value of noninterest sources funding earning assets from 59 basis points for the twelve months in 2005 to 98 basis points for the twelve months ended December 31, 2006.

        Net interest income in 2006 was $32.4 million compared to $28.7 million in 2005 and $19.9 million in 2004. The increase in 2006 as compared to 2005 is due to growth in the volume of earning assets offset in part by a decline in the net interest margin on earning assets.

        Average loans increased to 85% of average earning assets in the year 2006 from 83% of average earning assets for the year of 2005. Average investment securities for the year of 2006 accounted for 11% of average earning assets as compared to 12% for the year of 2006.

        The provision for credit losses was $1.7 million for the year of 2006 as compared to $1.8 million for the same period in 2005. This decline was largely attributable to a lesser amount of loan growth in the loan portfolio in 2006 as compared to 2005, offset by specific reserves being provided on a significant problem commercial loan relationship identified in August 2006. The Company had $357 thousand of net charge-offs in the year of 2006, as compared to net charge-offs of $98 thousand for the year of 2005.

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

        Total noninterest expenses increased from $19.0 million for the year of 2005 to $21.8 million for the year of 2006, an increase of 15%. The increase was attributable primarily to increases in personnel and related benefit cost increases, the cost of share based compensation under new accounting rules effective January 1, 2006 ($345 thousand pre-tax), increased premises and equipment expenses, due in part to a new banking office and the relocation of another banking office, and to higher marketing and advertising costs, outside data processing costs and professional fees associated with a larger organization. For the year 2006, the efficiency ratio, which measures the ratio of noninterest expenses to the sum of net interest income and noninterest income (total revenue), was 60.15% as compared to 57.95% for the year of 2005.

        The Company recorded income tax expense of $4.7 million in 2006 compared to $4.4 million in 2005, resulting in an effective tax rate of 36.9% for 2006 and 36.7% for 2005.

        At December 31, 2006, the Company's total assets were $773.5 million, loans were $625.8 million, deposits were $628.5 million and stockholders' equity was $72.9 million. As compared to December 31, 2005, assets grew in 2006 by $101.2 million (15%), loans by $76.6 million (14%), deposits by $59.6 million (10%) and stockholders' equity by $8.0 million (12%).

        The Company declared a cash dividend of $0.23 per share for the year 2006 and $0.22 per share for the year 2005.

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

        Loans outstanding reached $625.8 million at December 31, 2006, an increase of $76.6 million or 14% as compared to $549.2 million at December 31, 2005.

        The allowance for loan losses represented 1.18% of total loans at December 31, 2006 as compared to 1.09% at December 31, 2005. This increase in the ratio of the allowance was due to two factors as follows: additional reserves provided in the third quarter of 2006 for a large problem commercial loan relationship identified in August 2006 and to a slight increase in the environmental factors of the non-specific reserve component related to various factors including potential impacts of higher interest rates on debt service capacity and on real estate values.

        At December 31, 2006, the Company had $2.0 million of loans classified as nonperforming, and $4.3 million of potential problem loans, as compared to $491 thousand of nonperforming assets and $2.9 million of potential problem loans at December 31, 2005. The percentage of nonperforming assets to total assets was 0.26% at December 31, 2006 compared to 0.07% at December 31, 2005. Non-accrual loans at December 31, 2006 consisted primarily of one large commercial relationship amounting to $1.9 million which has been assigned a specific reserve of $678. The Company had no Other Real Estate Owned (OREO) or restructured loans at either December 31, 2006 or 2005. The balance of impaired loans was $2.0 million at December 31, 2006, compared to $491 thousand of impaired loans at December 31, 2005 with specific reserves of $200 thousand.

        Residential mortgage loans held for sale decreased to $2.2 million at December 31, 2006 from $2.9 million at December 31, 2005.

        Bank owned life insurance is utilized by the Company in accordance with tax regulations as part of the Company's financing of its benefit programs. At December 31, 2006 this asset amounted to $11.5 million as compared to $11.1 million at December 31, 2005, which reflected an increase in cash surrender values, and not new investments.

        For the year ending December 31, 2006 deposits grew $59.6 million, from $568.9 million to $628.5 million or 10%. Approximately 42% of the Bank's deposits at December 31, 2006 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term as compared to 33% at December 31, 2005. These deposits had significant increases in the year ended December 31, 2006 as the Bank utilized these funding sources due to lesser growth in core non-interest and money market deposit accounts. From time to time, when appropriate in order to fund strong loan demand, the Bank accepts time deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line and may also accept brokered deposits.

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

CONTRACTUAL OBLIGATIONS

        The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 13 to Notes to Consolidated Financial Statements—Financial Instruments with Off-Balance Sheet Risk, the following table shows details on these fixed and determinable obligations in the time period indicated.

	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	(dollars in thousands)
Deposits without a stated maturity(1)	$373,648	$—	$—	$—	$373,648
Time deposits(1)	250,896	4,621	1,771	—	257,288
Borrowed funds(2)	98,408	20,000	10,000	—	128,408
Operating lease obligations(3)	2,350	4,851	3,999	4,979	16,179
Outside data processing(4)	904	1,596	1,376	287	4,163

Total	$726,206	$31,068	$17,146	$5,266	$779,686

(1)
Excludes accrued interest payable at December 31, 2007

(2)
Borrowed funds include customer repurchase agreements, federal funds purchased and other short-term and long-term borrowings.

(3)
In September 2006, the Bank signed a lease for approximately 7,400 square feet in a "to be constructed" office building adjacent to its headquarters building in Bethesda. The minimum lease commitment is approximately $3.0 million and is subject to various approvals and other conditions. The table amounts include this obligation. In February 2008, the Company leased additional expansion space in its Operations Center amounting to approximately 2,000 square feet. This obligation is excluded in both the table above and the lease obligations shown in Note 5 of Notes to the Consolidated Financial Statements.

(4)
The Bank has outstanding significant obligations under its current core data processing contract that expires in May 2013 and one other significant vendor arrangement that relates to data communications and data software that expires in December 2009.

OFF-BALANCE SHEET ARRANGEMENTS

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

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 13 of the Notes to Consolidated Financial Statements for a summary list of loan commitments at December 31, 2007 and 2006.

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

        Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2007, approximately 91% of the dollar amount of standby letters of credit was collateralized.

        With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, capital expenditures or capital resources, that is material to investors.

LIQUIDITY MANAGEMENT

        Liquidity is a measure of the Company and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations. The Bank's investment portfolio of debt securities is held in an available-for-sale status, which allows it flexibility, subject to holdings held as collateral for customer repurchase agreements; to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources. The Company maintains secondary sources of liquidity, which includes a $15 million line of credit with a correspondent bank, secured by the stock of the Bank, against which there were no amounts outstanding at December 31, 2007. Additionally, the Bank can purchase up to $76.5 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were $23.5 million outstanding at December 31, 2007. At December 31, 2007, the Bank was also eligible to make advances from the FHLB up to $97.1 million based on collateral at the FHLB, of which it had $52.0 million of advances outstanding at December 31, 2007. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

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

        At December 31, 2007, under the Bank's liquidity formula, it had $236 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

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

        For the analysis presented below, the bank modified its assumption in the third quarter of 2007 (i.e. the September 30, 2007 analysis) for the re-pricing of money market deposit accounts to reflect a change of 50 basis points in money market interest rates for each 100 basis points in market interest rates in both a decreasing and increasing interest rate shock scenario. This assumption change was based on the bank's demand for funds and its recent experience with market interest rates in the third quarter of 2007. Prior analysis assumed that money market rates were changed 100 basis points for each 100 basis points movement in general interest rates.

        As quantified in the table below, the Company's analysis at December 31, 2007 shows a moderate effect on net interest income and net income (over the next 12 months) as well as to the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100 and 200 basis points due to the significant level of variable rate and repriceable assets and liabilities. The re-pricing duration of the investment portfolio is 2.2 years, the loan portfolio 1.4 years; the interest bearing deposit portfolio 1.4 years and the borrowed funds portfolio 0.8 years.

        Over the next twelve months, as denoted in the GAP table below, the Company has an excess of rate sensitive liabilities over rate sensitive assets of 6%. During the year 2007, the Company has recognized the probability of lower market interest rates and has kept its time deposit maturities short-term and its money market accounts at as low a rate as possible without incurring substantial deposit runoff. On the asset side, the duration of the loan portfolio was lengthened slightly during 2007 as more fixed and adjustable rate structures were emphasized as opposed to variable interest rate structures. Additionally, during 2007, in anticipation of lower market interest rates, investment purchases were made with longer duration to partially offset higher call risk embedded in the investment portfolio. As well, some callable investments were sold at modest gains in 2007 to mitigate call risk. At December 31, 2007 the investment portfolio's duration was 2.2 years, only slightly less than the 2.7 years at December 31, 2006.

        The following table reflects the result of simulation analysis on the December 31, 2007 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+200	-3.2%	-8.4%	-3.1%
+100	-1.5%	-3.9%	-1.3%
0	—	—	—
-100	+1.0%	+2.6%	-2.5%
-200	+1.0%	+2.7%	-8.8%

        The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 15% for a 100 basis point change and 20% for a 200 basis point change. For the market value of equity, the Company has adopted a policy limit of 20% for a 100 basis point change and 25% for a 200 basis point change. The change in the economic value of equity in a lower interest rate shock scenario at December 31, 2007 as compared to December 31, 2006 is due primarily to added call risk in the investment portfolio.

        Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. The effect of competition on loan and deposit pricing may vary from the assumptions used in performing the rate shock analysis. Additionally, certain assets, such as adjustable rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

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

        Based on the current economic environment, management has been attempting to extend the duration of assets (both investments and loans) and emphasizing the acquisition of variable rate deposits and shorter-term time deposits. The Company has also acquired low cost FHLB callable advances to better manage the net interest margin. This strategy has mitigated the Company's exposure to lower interest rates as measured at December 31, 2007 and December 31, 2006 as compared to the position at December 31, 2005. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

        The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the sensitivity of the Company to changes in interest rates. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At December 31, 2007, the Company had a slight positive GAP position of approximately 2% of total assets out to three months and a negative cumulative GAP position of 6% out to 12 months, as compared to a three month negative GAP of 1% and a negative cumulative GAP out to 12 months of 17% at December 31, 2006 and a three month positive GAP of 5% and a negative cumulative GAP out to 12 months of 8% at September 30, 2007.

        The change in the negative cumulative GAP position at December 31, 2007 as compared to December 31, 2006 (minus 6% as compared to minus 17%) was due primarily to the assumption change mentioned above in the third quarter of 2007 related to the re-pricing of money market deposit accounts (to reflect a change of 50 basis points in money market interest rates for each 100 basis points in market interest rates in both a decreasing and increasing interest rate shock scenario). The current position is within guideline limits established by ALCO.

        If interest rates decline, the Company's net interest income and margin over twelve months is expected to be relatively stable because of the present slight positive mismatch position out to 90 days (2%) combined with a more competitive business environment for both deposits and loans. Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, any benefits of a declining interest rate environment may not be in accordance with management's expectations. If interest rates decline, the Company's interest rate sensitivity position at December 31, 2007 as compared to December 31, 2006 shows a similar risk position with regard to net interest income change, which is within established policy limits established by ALCO. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP Table

Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non- sensitive	Total Assets
	(dollars in thousands)
ASSETS:
Investments	$7,104	$21,939	$43,261	$7,061	$7,752	$87,117
Loans(1)	303,719	84,361	162,261	134,935	33,578	718,854
Federal funds sold and other short-term investments	4,734	—	—	—	—	4,734
Other earning assets	—	11,984	—	—	—	11,984

Total	$315,557	$118,284	$205,522	$141,996	$41,330	$822,689	$23,711	$846,400

LIABILITIES:
Noninterest bearing demand	$5,110	$15,922	$42,460	$42,460	$36,525	$142,477
Interest bearing transaction	27,050	—	10,816	10,816	5,408	54,090
Savings and money market	87,341	—	35,896	35,896	17,948	177,081
Time deposits	77,969	172,926	4,620	1,773	—	257,288
Customer repurchase agreements & federal funds purchased	76,408	—	—	—	—	76,408
Other borrowings	22,000	—	20,000	10,000	—	52,000

Total	$295,878	$188,848	$113,792	$100,945	$59,881	$759,344	$5,890	$765,234

GAP	$19,679	$(70,564)	$91,730	$41,051	$(18,551)	$63,345
Cumulative GAP	$19,679	$(50,885)	$40,845	$81,896	$63,345
Cumulative GAP as percent of total assets	2.33%	-6.01%	4.83%	9.68%	7.48%

(1)
Includes loans held for sale and non-accrual loans.

        Although interest bearing transaction accounts and money market accounts (which are administered rates) are subject to re-pricing as a whole category of deposits, the Bank's GAP model has incorporated a re-pricing schedule to account for the historical lag in effecting rate changes and the amount of those rate changes relative to the amount of rate change in assets. However, this measurement of interest rate risk sensitivity represents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, does not take into account the differences in sensitivity of yields and costs on specific assets and liabilities to changes in market rates, and it does not take into account the specific timing of when changes to a specific asset or liability will occur.

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

        The capital position of the Company's wholly-owned subsidiary, the Bank, continues to meet regulatory requirements as a well-capitalized institution. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity less goodwill and other intangibles of which the Bank has none, and for the Company a limited amount of certain other restricted core capital elements, such as qualifying trust preferred securities and minority interests in consolidated subsidiaries. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, 100% of which qualifies at

December 31, 2007 and 2006, and for the Company, a limited extent excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The Tier 1 capital to average assets ratio is often referred to as the leverage ratio.

        The Company's capital ratios were all in excess of guidelines established by the Federal Reserve and the Bank's capital ratios as earlier mentioned were in excess of those required to be classified as a "well capitalized" institution under the prompt corrective action rule of the Federal Deposit Insurance Act. The Company and Bank's capital ratios at December 31, 2007 and 2006 are shown in Note 15 to the Consolidated Financial Statements.

        The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank's concentrations in commercial real estate loans. See "Regulation" and "Risk Factors".

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

NEW ACCOUNTING STANDARDS

        Refer to Note 1 of the Notes to Consolidated Financial Statements for statements on New Accounting Standards.

MARKET FOR COMMON STOCK AND DIVIDENDS

        Market for Common Stock.    The Company's common stock is listed for trading on the NASDAQ Capital Market under the symbol "EGBN". Over the twelve month period ended December 31, 2007, the average daily trading amounted to approximately 5,000 shares. No assurance can be given that a very active trading market will develop in the foreseeable future or can be maintained. The following table sets forth the high and low sale prices for the common stock during each calendar quarter during the last two fiscal years, and dividends declared during such periods, as adjusted for the 1.3 for 1 stock split paid in the form of a 30% stock dividend on July 5, 2006. As of March 11, 2008, there were 9,780,418 shares of common stock outstanding, held by approximately 1,725 beneficial shareholders, including approximately 744 shareholders of record.

	2007			2006
Quarter	High	Low	Dividends Declared per Share	High	Low	Dividends Declared per Share
First	$17.43	$15.75	$0.06	$18.58	$16.46	$0.05
Second	$17.00	$16.25	$0.06	$19.92	$16.95	$0.06
Third	$16.99	$12.75	$0.06	$21.19	$18.49	$0.06
Fourth	$13.95	$11.26	$0.06	$19.14	$16.78	$0.06

        Dividends.    The Company commenced paying a quarterly cash dividend in January 2005. While the Company has adequate liquidity at present, the payment of future cash dividends may depend upon the ability of the Bank, its principal operating business, to declare and pay dividends to the Company. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank.

        In June 2006, the Company declared a 1.3 for 1 stock split in the form of a 30% stock dividend, which was paid on July 5, 2006.

        In January 2007, the Company established a Dividend Reinvestment Plan, pursuant to which stockholders may have dividends paid on their common stock automatically reinvested in additional shares of common stock. The price at which shares are reinvested may be at a discount of 5% from the market price, where the shares are newly issued shares purchased directly from the Company. Forty- seven thousand (47,000) shares were issued under this plan during 2007.

        Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies.

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

        Issuer Repurchase of Common Stock.    No shares of the Company's Common Stock were repurchased by or on behalf of the Company during 2007.

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

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2007:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	746,944	$10.07	622,870	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	746,944	$10.07	622,870

(1)
Consists of the Company's 1998 Stock Option Plan, 2006 Stock Plan and the Employee Stock Purchase Plan. Outstanding options, warrants and rights includes nominal number of shares subject to awards of SARS and shares subject to unvested performance based restricted stock awards. For additional information, see Note 11 to the Consolidated Financial Statements.

(2)
Shares include 497,776 available for issuance under the 2006 Stock Option Plan and 125,094 under the Employee Stock Purchase Plan.

        Stock Price Performance.    The following table compares the cumulative total return on a hypothetical investment of $100 in the Company's common stock on December 31, 2002 through December 31, 2007, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period, including reinvestment of dividends.

	December 31,
	2002	2003	2004	2005	2006	2007
Eagle Bancorp, Inc.	$100.00	$129.36	$150.07	$222.96	$220.61	$155.91
Nasdaq Stock Market Index—(U.S. Companies)	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60
Nasdaq Bank Index	$100.00	$129.93	$144.21	$137.97	$153.15	$119.35

REPORT OF STEGMAN & COMPANY
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Eagle Bancorp, Inc.

        We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp Inc. as of December 31, 2007 and 2006, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Bancorp Inc's. internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ Stegman & Company
Stegman & Company
Baltimore, Maryland
March 10, 2008

EAGLE BANCORP, INC.

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
	(dollars in thousands)
ASSETS
Cash and due from banks	$15,408	$19,250
Federal funds sold	244	9,727
Interest bearing deposits with banks and other short-term investments	4,490	4,855
Investment securities available for sale, at fair value	87,117	91,140
Loans held for sale	2,177	2,157
Loans	716,677	625,773
Less allowance for credit losses	(8,037)	(7,373)

Loans, net	708,640	618,400
Premises and equipment, net	6,701	6,954
Deferred income taxes	3,597	3,278
Bank Owned Life Insurance	11,984	11,529
Accrued interest, taxes and other assets	6,042	6,161

TOTAL ASSETS	$846,400	$773,451

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing demand	$142,477	$139,917
Interest bearing transaction	54,090	66,596
Savings and money market	177,081	159,778
Time, $100,000 or more	173,586	158,495
Other time	83,702	103,729

Total deposits	630,936	628,515
Customer repurchase agreements and federal funds purchased	76,408	38,064
Other short-term borrowings	22,000	8,000
Long-term borrowings	30,000	22,000
Other liabilities	5,890	3,956

Total liabilities	765,234	700,535

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; shares authorized 20,000,000, shares issued and outstanding 9,721,315 (2007) and 9,478,064 (2006)	97	95
Additional paid in capital	52,290	50,278
Retained earnings	28,195	22,796
Accumulated other comprehensive income (loss)	584	(253)

Total stockholders' equity	81,166	72,916

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$846,400	$773,451

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

Years Ended December 31,

	2007	2006	2005
	(dollars in thousands, except per share data)
Interest Income
Interest and fees on loans	$51,931	$45,814	$33,478
Taxable interest and dividends on investment securities	4,177	3,277	2,424
Interest on balances with other banks and short-term investments	293	212	417
Interest on federal funds sold	676	1,015	407

Total interest income	57,077	50,318	36,726

Interest Expense
Interest on deposits	19,810	15,603	7,463
Interest on customer repurchase agreements and federal funds purchased	1,887	1,199	350
Interest on short-term borrowings	611	639	195
Interest on long-term borrowings	1,421	439	—

Total interest expense	23,729	17,880	8,008

Net Interest Income	33,348	32,438	28,718
Provision for Credit Losses	1,643	1,745	1,843

Net Interest Income After Provision For Credit Losses	31,705	30,693	26,875

Noninterest Income
Service charges on deposits	1,491	1,386	1,153
Gain on sale of loans	1,036	1,114	1,245
Gain on sale of investment securities	6	124	279
Increase in the cash surrender value of bank owned life insurance	455	406	401
Income from subordinated financing	1,252	—	—
Other income	946	816	920

Total noninterest income	5,186	3,846	3,998

Noninterest Expense
Salaries and employee benefits	14,167	12,230	10,503
Premises and equipment expenses	4,829	3,835	3,470
Marketing and advertising	465	587	473
Outside data processing	793	881	769
Legal, accounting and professional fees	611	801	759
Other expenses	4,056	3,490	2,986

Total noninterest expense	24,921	21,824	18,960

Income Before Income Tax Expense	11,970	12,715	11,913
Income Tax Expense	4,269	4,690	4,369

Net Income	$7,701	$8,025	$7,544

Earnings Per Share
Basic	$0.80	$0.85	$0.82
Diluted	$0.78	$0.81	$0.77
Dividends Declared Per Share	$0.24	$0.23	$0.22

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Stockholders' Equity

For The Years Ended December 31, 2007, 2006 and 2005

	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(dollars in thousands)
Balance January 1, 2005	$54	$47,014	$11,368	$98	$58,534
Comprehensive Income
Net Income			7,544		7,544
Other comprehensive income:
Unrealized loss on securities available for sale (net of taxes)				(549)	(549)
Less: reclassification adjustment for gains net of taxes of $110 included in net income				(169)	(169)

Total Comprehensive Income				(718)	6,826
Cash Dividends ($0.22 per share)			(1,994)		(1,994)
1.3 to one stock split in the form of a 30% stock dividend	17	(17)			—
Cash paid in lieu of fractional shares		(4)			(4)
Exercise of options for 136,841 shares of common stock	1	1,133			1,134
Tax benefit on non-qualified options exercise		468			468

Balance December 31, 2005	72	48,594	16,918	(620)	64,964
Comprehensive Income
Net Income			8,025		8,025
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)				442	442
Less: reclassification adjustment for gains net of taxes of $49 included in net income				(75)	(75)

Total Comprehensive Income				367	8,392
Cash Dividends ($0.23 per share)			(2,147)		(2,147)
Stock-based compensation		345			345
1.3 to one stock split in the form of a 30% stock dividend	22	(22)			—
Cash paid in lieu of fractional shares		(5)			(5)
Exercise of options for 137,999 shares of common stock	1	935			936
Tax benefit on non-qualified options exercise		431			431

Balance December 31, 2006	95	50,278	22,796	(253)	72,916
Comprehensive Income
Net Income			7,701		7,701
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)				841	841
Less: reclassification adjustment for gains net of taxes of $2 included in net income				(4)	(4)

Total Comprehensive Income				837	8,538
Cash Dividends ($0.24 per share)			(2,302)		(2,302)
Stock-based compensation		224			224
Shares issued under dividend reinvestment plan— 47,000 shares	0	689			689
Exercise of options for 196,251 shares of common stock	2	1,080			1,082
Excess tax benefits from stock-based compensation		19			19

Balance December 31, 2007	$97	$52,290	$28,195	$584	$81,166

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

	2007	2006	2005
	(dollars in thousands)
Cash Flows From Operating Activities:
Net income	$7,701	$8,025	$7,544
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in deferred income taxes	(868)	(647)	(1,312)
Provision for credit losses	1,643	1,745	1,843
Depreciation and amortization	1,347	1,196	1,122
Gains on sale of loans	(1,036)	(1,114)	(1,245)
Origination of loans held for sale	(52,455)	(59,966)	(29,083)
Proceeds from sale of loans held for sale	53,471	61,847	29,612
Gain on sale of investment securities	(6)	(124)	(279)
Net increase in surrender value of Bank-owned life insurance	(455)	(406)	(402)
Stock-based compensation expense	224	345	—
Excess tax benefit from stock-based compensation	(19)	(431)	(468)
Decrease (increase) in other assets	119	(1,857)	(1,700)
Increase (decrease) in other liabilities	1,953	(1,869)	4,408

Net cash provided by operating activities	11,619	6,744	10,040

Cash Flows From Investing Activities:
Decrease (increase) in interest bearing deposits—other banks	365	6,376	(1,637)
Purchases of available for sale investment securities	(33,695)	(48,632)	(48,336)
Proceeds from maturities of available for sale securities	9,784	20,979	31,230
Proceeds from sale/call of available for sale securities	29,326	5,277	12,275
Net increase in loans	(91,882)	(76,918)	(133,801)
Bank premises and equipment acquired	(1,094)	(2,376)	(1,170)

Net cash used in investing activities	(87,197)	(95,294)	(141,439)

Cash Flows From Financing Activities:
Increase in deposits	2,421	59,622	106,606
Increase in customer repurchase agreements and Fed Funds	38,344	5,925	8,156
Increase (decrease) in other short-term borrowings	14,000	8,000	(6,333)
Increase in long-term borrowings	8,000	22,000	—
Issuance of common stock	1,771	936	1,130
Excess tax benefit from stock-based compensation	19	431	468
Payment of dividends and payment in lieu of fractional shares	(2,302)	(2,152)	(1,998)

Net cash provided by financing activities	62,253	94,762	108,029

Net (decrease) increase in cash	(13,325)	6,212	(23,370)
Cash and cash equivalents at beginning of year	28,977	22,765	46,135

Cash and cash equivalents at end of year	$15,652	$28,977	$22,765

Supplemental cash flows information:
Interest paid	$23,640	$16,906	$7,571

Income taxes paid	$4,052	$4,751	$5,083

Non-cash Financing Activities
Reclassification of borrowings from long-term to short-term	$22,000	$—	$—
Non-cash Investing Activities
Transfers from loans to other real estate owned	$—	$257	$—

See notes to consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements for the Years Ended

December 31, 2007, 2006 and 2005

Note 1—Significant Accounting Policies

        The consolidated financial statements include the accounts of Eagle Bancorp, Inc. (the "Company") and its subsidiaries, EagleBank (the "Bank") and Eagle Commercial Ventures LLC ("ECV") with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company's books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2007. The following is a summary of the more significant accounting policies.

Nature of Operations

        The Company, through its bank subsidiary, conducts a full service community banking business, primarily in Montgomery County, Maryland and Washington, D.C. The primary financial services include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan's origination. The Bank offers its products and services through nine banking offices and various electronic capabilities, including remote deposit services introduced in 2006. In July 2006, the Company formed Eagle Commercial Ventures, LLC as a direct subsidiary to provide subordinated financing for the acquisition, development and construction of real estate projects, whose primary financing would be done by the Bank.

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

        The Company's current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2007 or 2006. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis and which unamortized amount is included in other assets. This asset is being amortized on a straight line basis (with adjustment for prepayments) as an offset of servicing fees collected and is included in other noninterest income.

Note 1—Significant Accounting Policies (Continued)

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

Investment Securities

        The Company has no securities classified as trading nor are any investment securities classified as held-to-maturity. Marketable equity securities and debt securities not classified as held-to-maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses being reported as accumulated other comprehensive income, a separate component of stockholders' equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary in nature result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in management's intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

        Management considers loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are evaluated for impairment in accordance with the Company's portfolio monitoring and ongoing risk assessment procedures. Management considers the financial condition of the borrower, cash flow of the borrower, payment status of the loan, and the value of the collateral, if any, securing the loan. Generally, impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer type loans which loans are evaluated collectively for impairment and are generally placed on non-accrual when the loan becomes 90 days past due as to principal or interest. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment

Note 1—Significant Accounting Policies (Continued)

of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided solely by the collateral. In appropriate circumstances, interest income on impaired loans may be recognized on the cash basis.

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

        The components of the allowance for credit losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss may be incurred. For potential problem credits for which specific allowance amounts have not been determined, the Company establishes allowances according to the application of credit risk factors. These factors are set by management to reflect its assessment of the relative level of risk inherent in each risk grade. A third component of the allowance computation, termed a nonspecific or environmental factors allowance, is based upon management's evaluation of various environmental conditions that are not directly measured in the determination of either the specific allowance or formula allowance. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of outside review consultants, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Executive management reviews these environmental conditions quarterly, and documents the rationale for all changes.

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

Note 1—Significant Accounting Policies (Continued)

Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method for financial reporting purposes. Premises and equipment are depreciated over the useful lives of the assets, which generally range from seven years for furniture, fixtures and equipment, three to five years for computer software and hardware, and ten to forty years for buildings and building improvements. Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statement of Operations.

Marketing and Advertising

        Marketing and advertising costs are generally expensed as incurred.

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

Earnings per Common Share

        Basic net income per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period measured. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period measured including the potential dilutive effects of common stock equivalents. Earnings per common share has been adjusted to give retroactive reflect to all stock splits.

Stock-Based Compensation

        Effective January 2006, in accordance with a new accounting standard (SFAS 123R), the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value (computed at the date of option grant) of any outstanding stock option grants which vest subsequent to December 31, 2005. Refer to Note 11 for a description of stock-based compensation expense for the years ended December 31, 2007 and 2006.

Note 1—Significant Accounting Policies (Continued)

        Through December 31, 2005, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123R") and SFAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"), but applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. No compensation expense related to the stock- based compensation plans was recorded during the year ended December 31, 2005.

New Accounting Pronouncements

        In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets". This Statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits the entities to elect either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of SFAS No. 140 for subsequent measurement. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. This Statement is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company's servicing asset was for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans. Assumptions related to loan term and amortization is made to arrive at the initial recorded value. This asset is subject to impairment testing annually. The Company does not elect to measure this asset at fair value and believes this new accounting standard had no impact on its financial condition or results of operations.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies when tax benefits should be recorded in financial statements, requires certain disclosures of uncertain tax matters and indicates how any tax reserves should be classified in a balance sheet. FIN 48 was effective for the Company in the first quarter of fiscal 2007. The Company does not have any uncertain tax positions and this new accounting standard did not have any impact on its financial condition or results of operation.

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

        In September 2006, the SEC's Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15,

Note 1—Significant Accounting Policies (Continued)

2006. The adoption of SAB 108 had no material impact on the Company's financial position, results of operations, or cash flows.

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

        In December 2007, the FASB issued SFAS 141(R), "Business Combinations (Revised 2007) (".SFAS 141R"). SFAS 141R replaces SFAS 141, "Business Combinations," and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, "Accounting for Contingencies." SFAS 141R is expected to have a significant impact on the Company's accounting for business combinations closing on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

Note 2—Cash and Due from Banks

        Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2007, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Additionally, the Bank maintained balances with the Federal Home Loan Bank and five domestic correspondents as compensation for services they provide to the Bank.

Note 3—Investment Securities Available-for-Sale

        The amortized cost and estimated fair values of investments available for sale at December 31, 2007 and 2006 are as follows:

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$50,428	$885	$18	$51,295
Mortgage backed securities	29,218	220	135	29,303
Municipal bonds	357	—	6	351
Federal Reserve and Federal Home Loan Bank stock	4,870	—	—	4,870
Other equity investments	1,278	20	—	1,298

	$86,151	$1,125	$159	$87,117

December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$58,803	$161	$380	$58,584
Mortgage backed securities	27,650	69	386	27,333
Federal Reserve and Federal Home Loan Bank stock	3,829	—	—	3,829
Other equity investments	1,278	116	—	1,394

	$91,560	$346	$766	$91,140

        Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2007 are as follows:

December 31, 2007	Estimated Fair Value	Less than 12 months	More than 12 months	Gross Unrealized Losses
	(dollars in thousands)
U. S. Government agency securities	$5,982	$—	$18	$18
Mortgage backed securities	11,032	6	129	135
Municipal bonds	351	6	—	6

	$17,365	$12	$147	$159

        All of the bonds reflected in the above table (the debt instruments) are rated AAA. The debt instruments comprise 100% of the gross unrealized losses at December 31, 2007. The debt instruments have a weighted average duration of 2.2 years, low credit risk, and modest loss (approximately .2%) when compared to amortized cost. The gross unrealized gain on other equity investments represents two banking company stocks owned by the Company (parent only), one of which is not traded on an exchange. The estimated fair value is determined by broker quotes. The unrealized losses that exist on the debt securities are the result of market changes in interest rates since the original purchase. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for the period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary. In addition, at December 31, 2007, the Company held $4.9 million in equity securities in Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stocks which are held for regulatory purposes and are not marketable.

        The amortized cost and estimated fair values of investments available-for-sale at December 31, 2007 and 2006 by contractual maturity are shown below. Expected maturities will differ from contractual

Note 3—Investment Securities Available-for-Sale (Continued)

maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Amounts maturing:
One year or less	$7,999	$7,985	$6,305	$6,284
After one year through five years	20,898	21,310	33,484	33,402
After five years through ten years	21,531	22,000	19,014	18,898
Mortgage backed securities	29,218	29,303	27,650	27,333
Municipal bonds—maturing after ten years	357	351	—	—
FRB, FHLB and other equity securities	6,148	6,168	5,107	5,223

	$86,151	$87,117	$91,560	$91,140

        Realized gains on sales of investment securities were $49 thousand and realized losses on sales of investment securities were $43 thousand in 2007. Realized gains on sales of investment securities were $195 thousand and realized losses on sales of investment securities were $71 thousand in 2006. Realized gains on sales of investment securities were $344 thousand and realized losses on sales of investment securities were $65 thousand in 2005.

        Proceeds from sales and calls of investment securities in 2007 were $29.3 million, in 2006 were $5.3 million, and in 2005 were $12.3 million.

        At December 31, 2007, $55.5 million (fair value) of securities were pledged as collateral for certain government deposits, and securities sold under agreement to repurchase. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government agency securities, exceeded ten percent of stockholders' equity at December 31, 2007 or 2006.

Note 4—Loans and Allowance for Credit Losses

        The Bank makes loans to customers primarily in the Washington, D.C. metropolitan statistical area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.

Note 4—Loans and Allowance for Credit Losses (Continued)

        Loans, net of unamortized net deferred fees, at December 31, 2007 and 2006 are summarized by type as follows:

	2007	2006
	(dollars in thousands)
Commercial	$149,332	$132,981
Real estate—commercial(1)	392,757	349,044
Real estate—residential mortgage	2,160	1,523
Construction—commercial & residential(1)	110,115	86,524
Home equity	57,515	50,572
Other consumer	4,798	5,129

Total loans	716,677	625,773
Less: Allowance for Credit Losses	(8,037)	(7,373)

Loans net	$708,640	$618,400

(1)
Includes loans for land acquisition and owner occupied properties

        Unamortized net deferred fees amounted to $1.5 million and $1.1 million at December 31, 2007 and 2006, respectively, of which $509 thousand and $512 thousand, respectively at December 31, 2007 and 2006 represented net deferred costs on home equity loans.

        As of December 31, 2007 and 2006, the Bank serviced $25.8 million and $26.9 million, respectively, of SBA loans participations which are not reflected as loan balances on the on the Consolidated Balance Sheet.

        Activity in the allowance for credit losses for the past three years is shown below.

	2007	2006	2005
	(dollars in thousands)
Balance at beginning of year	$7,373	$5,985	$4,240
Provision for credit losses	1,643	1,745	1,843
Loan charge-offs	(1,031)	(389)	(139)
Loan recoveries	52	32	41

Balance at end of year	$8,037	$7,373	$5,985

        Information regarding impaired loans at December 31, 2007 and 2006 is as follows:

	2007	2006
	(dollars in thousands)
Impaired loans with a valuation allowance	$348	$1,856
Impaired loans without a valuation allowance	4,975	120

Total impaired loans	$5,323	$1,976

Allowance for credit losses related to impaired loans	$220	$678
Allowance for credit losses related to other than impaired loans	7,817	6,695

Total allowance for credit losses	$8,037	$7,373

Average impaired loans for the year	$2,903	$3,267
Interest income on impaired loans recognized on a cash basis	$75	$125

Note 5—Premises and Equipment

        Premises and equipment include the following at December 31:

	2007	2006
	(dollars in thousands)
Leasehold improvements	$5,738	$5,409
Furniture and equipment	7,507	6,877
Less accumulated depreciation and amortization	(6,544)	(5,332)

Total premises and equipment, net	$6,701	$6,954

        The Company leases banking and office space in thirteen locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 10 years and provide for one or more five year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $2.6 million in 2007, $1.9 million in 2006, and $1.7 million in 2005. At December 31, 2007, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows. The Company subleases two leased premises and has recorded $63 thousand as a reduction of rent expense during 2007:

(dollars in thousands)
Years ending December 31:
2008	$2,350
2009	2,383
2010	2,468
2011	2,162
2012	1,837
Thereafter	4,979

Total minimum lease payments	$16,179

Note 6—Deposits

        The following table provides information regarding the Bank's deposit composition at December 31, of the years indicated and shows the average rate being paid on the interest bearing deposits in December of each year.

	2007		2006		2005
	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
	(dollars in thousands)
Noninterest bearing demand	$142,477	—	$139,917	—	$165,103	—
Interest bearing transaction	54,090	0.73%	66,596	0.44%	73,666	0.26%
Savings and money market	177,081	2.96%	159,778	3.74%	142,879	2.88%
Time, $100,000 or more	173,586	4.63%	158,495	4.81%	122,571	3.36%
Other time	83,702	5.66%	103,729	5.20%	64,674	3.38%

Total	$630,936		$628,515		$568,893

Note 6—Deposits (Continued)

        The remaining maturity of time deposits at December 31, 2007 and 2006 are as follows:

	2007	2006
	(dollars in thousands)
Three months or less	$82,289	$70,408
More than three months through six months	89,737	91,540
More than six months through twelve months	78,870	91,991
Over twelve months	6,392	8,285

Total	$257,288	$262,224

        Interest expense on deposits for the three years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(dollars in thousands)
Interest bearing transaction	$305	$204	$122
Savings and money market	6,044	5,174	2,504
Time, $100,000 or more	7,973	6,469	3,259
Other time	5,488	3,756	1,578

Total	$19,810	$15,603	$7,463

Note 7—Borrowings

        Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Short-term:
At Year-End:
Federal funds purchased and securities sold under agreement to repurchase	$76,408	4.45%	$38,064	4.32%	$32,139	2.43%
Federal Home Loan Bank—current portion	22,000	4.44%	8,000	5.44	—	—

Total	$98,408		$46,064		$32,139

Average for the Year:
Federal funds purchased and securities sold under agreement to repurchase	$44,992	4.19%	$32,968	3.64%	$29,341	1.19%
Federal Home Loan Bank—current portion	11,093	5.51%	12,596	5.07%	3,964	4.92%
Maximum Month-end Balance:
Federal funds purchased and securities sold under agreement to repurchase	$76,408	4.45%	$45,974	5.56%	$43,485	1.75%
Federal Home Loan Bank—current portion	30,000	5.44%	18,000	5.02%	6,000	3.74%
Long-term:
At Year-End:
Federal Home Loan Bank	$30,000	4.40%	$22,000	5.44%	—	—
Average for the Year:
Federal Home Loan Bank	$29,033	4.89%	$7,888	5.57%	—	—
Maximum Month-end Balance:
Federal Home Loan Bank	$45,000	4.57%	$22,000	5.44%	—	—

        The Company offers its business customers a repurchase agreement sweep account in which it collateralizes these funds with U. S. Government agency securities segregated in its investment portfolio safekeeping for this purpose. By entering into the agreement, the customer agrees to have the Bank repurchase the designated securities on the business day following the initial transaction in consideration of the payment of interest at the rate prevailing on the day of the transaction.

        The Bank has commitments from correspondent banks under which it can purchase up to $82 million in federal funds on a combination of unsecured and secured basis. Additionally, the Bank can take collateralized advances from the Federal Home Loan Bank of Atlanta ("FHLBA"). Based on collateral at the FHLB at December 31, 2007, the Bank had available borrowings of $97 million against which it had $52 million outstanding. The Company has a line of credit approved for $15 million secured by stock of EagleBank against which it had no borrowings outstanding as of December 31, 2007 and 2006.

Note 8—Income Taxes

        Federal and state income tax expense consists of the following for the years ended December 31:

	2007	2006	2005
	(dollars in thousands)
Current federal income tax	$4,456	$4,447	$4,748
Current state income tax	681	890	933

Total current	5,137	5,337	5,681

Deferred federal income tax expense (benefit)	(742)	(566)	(1,075)
Deferred state income tax expense (benefit)	(126)	(81)	(237)

Total deferred	(868)	(647)	(1,312)

Total income tax expense	$4,269	$4,690	$4,369

        Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, is presented below for the years ended December 31:

	2007	2006	2005
Deferred tax assets:
Allowance for credit losses	$3,251	$2,831	$2,127
Deferred loan fees and costs	664	489	504
Unrealized loss on securities available for sale	—	167	390
Share-based compensation	53	34	—
Provision for vacation	39	—	—
Deferred rent	106	64	108

Total deferred tax assets	4,113	3,585	3,129

Deferred tax liabilities:
Unrealized gain on securities available for sale	(382)	—	—
Excess servicing	(95)	(101)	(65)
Premises and equipment	(39)	(206)	(210)

Total deferred tax liabilities	(516)	(307)	(275)

Net deferred income tax account	$3,597	$3,278	$2,854

Note 8—Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 follows:

	2007	2006	2005
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	3.02	4.13	3.80
Tax exempt interest and dividend income	(2.70)	(2.15)	(2.10)
Share-based compensation expense (FAS 123R)	0.52	0.67	—
Other	(0.17)	(0.77)	(0.03)

Effective tax rates	35.67%	36.88%	36.67%

Note 9—Net Income per Common Share

        The calculation of net income per common share for the years ended December 31 was as follows:

	2007	2006	2005
	(dollars and shares in thousands, except per share data)
Basic:
Net income allocable to common stockholders	$7,701	$8,025	$7,544

Average common shares outstanding	9,574	9,430	9,252

Basic net income per share	$0.80	$0.85	$0.82

Diluted:
Net income allocable to common stockholders	$7,701	$8,025	$7,544

Average common shares outstanding	9,574	9,430	9,252
Adjustment for common stock equivalents	290	418	573

Average common shares outstanding-diluted	9,864	9,848	9,825

Diluted net income per share	$0.78	$0.81	$0.77

        There were 184,482 shares, 11,837 shares and no shares for December 31, 2007, 2006 and 2005, respectively that were excluded from the diluted net income per share computation because their effects were anti-dilutive.

Note 10—Related Party Transactions

        Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table

Note 10—Related Party Transactions (Continued)

summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2007 and 2006.

	2007	2006
	(dollars in thousands)
Balance at January 1	$12,921	$9,830
Additions	6,011	7,241
Repayments	(729)	(4,150)

Balance at December 31	$18,203	$12,921

        The Bank leases certain office space, at a current monthly base rental of $41,936, excluding certain pass through expenses, from limited liability companies in which a trust for the benefit of an executive officer's children has an 85% interest in one instance and a 51% interest in another.

        The Bank has obtained certain deposits through title company clients in which a director of the Bank has a direct interest and for which a broker fee of .50% of average deposits is paid monthly in arrears. During 2007, approximately $28 thousand in broker fees was paid.

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

Note 11—Stock-Based Compensation

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

Note 11—Stock-Based Compensation (Continued)

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

        The fair value of each option grant and other equity based award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the twelve months ended December 31, 2007, December 31, 2006 and December 31, 2005.

        Following is a summary of changes in shares under option. The information excludes restricted stock awards.

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
As of 1/1/2007
Outstanding	899,797	$8.67		$3.06
Vested	848,365	8.16		2.91
Nonvested	51,432	17.17		5.58

Period activity
Issued	88,940	$16.91		$3.21
Exercised	196,251	5.51		2.28
Forfeited	15,350	16.50		3.51
Expired	30,192	15.05		3.03

As of 12/31/2007
Outstanding	746,944	$10.07	4.19	$3.28	$2,573,889
Vested	624,672	8.60	4.11	3.12	2,573,889
Nonvested	122,272	17.55	4.61	4.09

Outstanding:

Range of Exercise Prices	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
$3.25–$8.75	318,563	$4.63	2.55
$8.76–$13.26	239,247	11.30	6.47
$13.27–$17.77	84,138	16.90	3.58
$17.78–$19.46	104,996	18.29	4.44

	746,944	10.07	4.19

Note 11—Stock-Based Compensation (Continued)

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Weighted-Average Exercise Price
$3.25–$8.75	318,563	$4.63
$8.76–$13.26	239,247	11.30
$13.27–$17.77	1,273	16.38
$17.78–$19.46	65,589	17.92

	624,672	8.60

Assumptions:

	Year Ended 2007	Year Ended 2006	Year Ended 2005
Expected Volatility	18.5%–20.2%	21.4%–24.1%	22.9%–23.5%
Weighted-Average Volatility	19.85%	22.62%	22.94%
Expected Dividends	1.0%	1.0%	2.0%
Expected Term (In years)	3.1–3.5	0.5–3.4	1.0–10.0
Risk-Free Rate	4.78%	4.60%	4.27%
Weighted-Average Fair Value (Grant date)	$3.21	$4.40	$3.80

Total intrinsic value of options exercised for the period January 1, 2007 through December 31, 2007:	$1,596,660
Total fair value of shares vested for the period January 1, 2007 through December 31, 2007	$54,386
Weighted-average period over which nonvested awards are expected to be recognized:	1.47 years

        The expected lives are based on the "simplified" method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

        Included in salaries and employee benefits the Company recognized $45 thousand ($0.00 per share) and $223 thousand ($0.02 per share) in stock-based compensation expense for the quarter and year ended December 31, 2007 as compared to $75 thousand ($0.01 per share) and $345 thousand ($0.04 per share) for the same period in 2006. As of December 31, 2007 there was $351 thousand of total unrecognized compensation cost related to non-vested equity awards under the Company's various stock-based compensation plans. The $351 thousand of unrecognized compensation expense is being amortized over the remaining requisite service (vesting) periods.

        Prior to January 1, 2006, stock-based compensation at the Company was disclosed in a footnote, as pro-forma information, in accordance with generally accepted accounting principles as opposed to recognition within the Consolidated Statements of Operations. For the quarter and year ended December 31, 2005, the pro-forma stock-based compensation amounts were $167 thousand ($0.02 per share) and $793 thousand ($0.08 per share).

        If the Company had elected to recognize compensation cost based on fair value at the grant dates for awards under the stock-based compensation plans consistent with the method prescribed by SFAS 123, net

Note 11—Stock-Based Compensation (Continued)

income and earnings per share would have been changed to the pro forma amounts as follows for the year ended December 31.

2005
(in thousands)
Net income, as reported	$7,544
Less pro forma stock-based compensation expenses
determined under the fair value method, net of
related tax effects	(793)

Pro forma net income	$6,751

Net income per share:
Basic—as reported	$0.82
Basic—pro forma	$0.73
Diluted—as reported	$0.77
Diluted—proforma	$0.68

Note 12—Employee Benefit Plans

        The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula. For years 2007, 2006 and 2005, respectively, the Company recognized $277 thousand, $221 thousand, and $160 thousand in expense. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

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

        Loan commitments outstanding and lines and letters of credit at December 31, 2007 and 2006 are as follows:

	2007	2006
	(dollars in thousands)
Loan commitments	$85,859	$70,396
Unused lines of credit	130,998	145,985
Letters of credit	8,519	4,666

        Because most of the Company's business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, and, as such, its performance will be influenced by the economy of the region.

Note 13—Financial Instruments with Off-Balance Sheet Risk (Continued)

        The Bank maintains a reserve for unfunded commitments which amounted to $5 thousand at December 31, 2007 and $0 thousand at December 31, 2006. These amounts are included in other liabilities. Increases and decreases to the reserve are a component of other expenses.

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

        The actual capital amounts and ratios for the Company and Bank as of December 31, 2007 and 2006 are presented in the table below:

	Company		Bank			To Be Well Capitalized Under Prompt Corrective Action Provisions* Ratio
					For Capital Adequacy Purposes Ratio
	Actual Amount	Ratio	Actual Amount	Ratio
	(dollars in thousands)
As of December 31, 2007
Total capital (to risk weighted assets)	$88,619	11.21%	$82,032	10.47%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	80,582	10.20%	74,025	9.45%	4.0%	6.0%
Tier 1 capital (to average assets)	80,582	9.46%	74,025	8.77%	3.0%	5.0%
As of December 31, 2006
Total capital (to risk weighted assets)	$80,543	11.91%	$72,182	10.80%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	73,170	10.82%	64,841	9.70%	4.0%	6.0%
Tier 1 capital (to average assets)	73,170	9.67%	64,841	8.66%	3.0%	5.0%

*
Applies to Bank only

        Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restrict extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2007, the Bank was limited from paying dividends to its parent

Note 15—Regulatory Matters (Continued)

company by the positive amount of retained earnings it held and the requirement to meet certain capital ratios. The Bank did not pay any dividends in 2007 or 2006.

Note 16—Pending Acquisitions

        On December 2, 2007 the Company entered into a definitive agreement with Fidelity & Trust Financial Corporation ("Fidelity") and its subsidiary Fidelity & Trust Bank for the Company to acquire Fidelity and for Fidelity & Trust Bank to be merged into EagleBank, with EagleBank being the surviving entity.

        The combination is structured as a stock-for-stock exchange, under which Fidelity's shareholders will receive 0.9202 shares of Eagle common stock for each share of Fidelity common stock owned, subject to possible reductions under certain circumstances set forth in the merger agreement. Based upon the closing stock price for Eagle Bancorp Inc. on November 30, 2007, the aggregate value of the transaction would be $48.8 million, or $11.51 per share of Fidelity common stock. The value of the transaction at closing may be higher or lower, depending on whether there is any change in the exchange ratio, and the changes in the value of Eagle common stock. Following the completion of the merger, Fidelity & Trust's shareholders will own approximately 28% of Eagle Bancorp's outstanding common stock, assuming no change in the exchange ratio. Two members of the Fidelity & Trust Financial Corporation Board will join the Eagle Bancorp, Inc. Board and four of their directors will join the EagleBank Board.

        Eagle Bancorp, Inc. is the holding company for EagleBank which commenced operations in 1998. The bank is headquartered in Bethesda, Maryland, and conducts full service banking services through nine offices, located in Montgomery County, Maryland and Washington, D.C. The Company focuses on building relationships with businesses, professionals and individuals in its marketplace.

        Fidelity & Trust Bank was founded and opened in November 2003. The Bank's mission is to provide its customers with customized banking solutions and above all, outstanding customer service.

        In late December 2007, EagleBank approved a $7 million demand line of credit to Fidelity which was secured by the stock of Fidelity & Trust Bank. At December 31, 2007, EagleBank had $3 million advanced under the line of credit facility which is included in Loans on the Consolidated Balance Sheet. The outstanding line amount bears interest at the prime interest rate less 1/4%.

        Refer to "Pending Acquisition" section on page 4 and "Business" section on page 61 for further information on this transaction.

Note 17—Fair Value of Financial Instruments

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

        Quoted market prices, if available, are shown as estimates of fair value. Because no quoted market prices exist for a portion of the Company's financial instruments, the fair value of such instruments has been derived based on management's assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the

Note 17—Fair Value of Financial Instruments (Continued)

estimates presented below. In addition, the estimates are only indicative of individual financial instrument values and should not be considered an indication of the fair value of the Company taken as a whole.

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

Note 17—Fair Value of Financial Instruments (Continued)

        The estimated fair values of the Company's financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in thousands)
Assets:
Cash and due from banks	$15,408	$15,408	$19,250	$19,250
Interest bearing deposits with other banks	4,490	4,490	4,855	4,855
Federal funds sold	244	244	9,727	9,727
Investment securities	87,117	87,117	91,140	91,140
Loans held for sale	2,177	2,177	2,157	2,157
Loans	716,677	711,119	625,773	621,350
Other earning assets	11,984	11,984	11,529	11,529
Liabilities:
Noninterest bearing deposits	142,477	142,477	139,917	139,917
Interest bearing deposits	488,459	488,617	488,598	487,919
Borrowings	128,408	129,411	68,064	68,064

Note 18—Quarterly Results of Operations (unaudited)

        The following table reports quarterly results of operations (unaudited) for the years of 2007, 2006 and 2005:

	2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands except per share data)
Total interest income	$14,879	$14,355	$14,107	$13,736
Total interest expense	6,036	6,017	5,909	5,767
Net interest income	8,843	8,338	8,198	7,969
Provision for credit losses	883	421	36	303
Net interest income after provision for credit losses	7,960	7,917	8,162	7,666
Noninterest income	1,960	1,032	1,196	998
Noninterest expense	6,468	6,173	6,231	6,049
Net income before income tax expenses	3,452	2,776	3,127	2,615
Income tax expense	1,166	1,021	1,149	933

Net income	$2,286	$1,755	$1,978	$1,682

Income per share
Basic	$0.24	$0.18	$0.21	$0.18
Diluted	0.23	0.18	0.20	0.17
Dividend declared per share	0.06	0.06	0.06	0.06

	2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(dollars in thousands except per share data)
Total interest income	$13,848	$13,033	$12,213	$11,224
Total interest expense	5,466	4,818	4,216	3,380
Net interest income	8,382	8,215	7,997	7,844
Provision for credit losses	327	711	592	115
Net interest income after provision for credit losses	8,055	7,504	7,405	7,729
Noninterest income	945	1,216	845	840
Noninterest expense	5,743	5,696	5,162	5,223
Net income before income tax expenses	3,257	3,024	3,088	3,346
Income tax expense	1,105	1,124	1,098	1,363

Net income	$2,152	$1,900	$1,990	$1,983

Income per share
Basic	$0.23	$0.20	$0.21	$0.21
Diluted	0.22	0.19	0.20	0.20
Dividend declared per share	0.06	0.06	0.06	0.05

Note 18—Quarterly Results of Operations (unaudited) (Continued)

	2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$10,606	$9,758	$8,652	$7,710
Total interest expense	2,824	2,242	1,707	1,235
Net interest income	7,782	7,516	6,945	6,475
Provision for credit losses	532	424	470	417
Net interest income after provision for credit losses	7,250	7,092	6,475	6,058
Noninterest income	833	1,239	887	1,039
Noninterest expense	4,855	4,729	4,901	4,475
Net income before income tax expenses	3,228	3,602	2,461	2,622
Income tax expense	1,163	1,332	905	969

Net income	$2,065	$2,270	$1,556	$1,653

Income per share
Basic	$0.23	$0.25	$0.17	$0.17
Diluted	0.21	0.23	0.16	0.17
Dividends declared per share	0.06	0.05	0.05	0.06

        Earnings per share are calculated on a quarterly basis and may not be additive to the year-to-date amount. Income per share has been adjusted for a 1.3 for 1 stock split in the form of a 30% stock dividend paid in July 2006.

Note 19—Parent Company Financial Information

        Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

CONDENSED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
	(dollars in thousands)
ASSETS:
Cash	$77	$170
Cash equivalents	3,830	4,377
Investment securities available for sale	1,298	1,394
Investment in subsidiaries	76,456	66,478
Other assets	213	559

TOTAL ASSETS	$81,874	$72,978

LIABILITIES:
Accounts payable	$72	$16
Other liabilities	636	46

Total liabilities	708	62

STOCKHOLDERS' EQUITY:
Common stock	97	95
Additional paid in capital	52,290	50,278
Retained earnings	28,195	22,796
Accumulated other comprehensive (loss)	584	(253)

Total stockholders' equity	81,166	72,916

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,874	$72,978

Note 19—Parent Company Financial Information (Continued)

CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(dollars in thousands)
INCOME:
Other interest and dividends	$301	$446	$475
Income from subordinate financing	1,252	—	—
Gain on sale of investment securities	—	195	332

Total income	1,553	641	807

EXPENSES:
Legal and professional	118	101	89
Directors' fees	91	82	38
Other	405	369	264

Total expenses	614	552	391

Provision for Credit Losses	—	(19)	5

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT) AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	939	108	411
INCOME TAX (BENEFIT) EXPENSE	341	(8)	123

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	598	116	288
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	7,103	7,909	7,256

NET INCOME	$7,701	$8,025	$7,544

Note 19—Parent Company Financial Information (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$7,701	$8,025	$7,544
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	—	(19)	5
Gain on sale of investment securities	—	(195)	(332)
Equity in undistributed income of subsidiary	(7,103)	(7,909)	(7,256)
Excess tax benefit on stock-based compensation	(19)	(431)	(468)
Decrease (increase) in other assets	346	20	(542)
Increase in other liabilities	703	396	506

Net cash provided by (used in) operating activities	1,628	(113)	(543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loans	—	1,716	1,027
Purchase of available for sale investment securities	—	(101)	(178)
Proceeds from maturity and sales of available for sale investment securities	—	484	3,340
Investment in subsidiary (net)	(1,756)	(1,771)	(5,000)

Net cash (used in) provided by investing activities	(1,756)	328	(811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,771	936	1,130
Dividends paid	(2,302)	(2,152)	(1,998)
Excess tax benefit on stock-based compensation	19	431	468

Net cash used in financing activities	(512)	(785)	(400)

NET DECREASE IN CASH:	(640)	(570)	(1,754)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,547	5,117	6,871

CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,907	$4,547	$5,117

BUSINESS

        Eagle Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for a newly formed Maryland chartered commercial bank. The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. EagleBank, a Maryland chartered commercial bank which is a member of the Federal Reserve System, the Company's principal operating subsidiary, was chartered as a bank and commenced banking operations on July 20, 1998. The Bank operates from six Montgomery County offices located in Gaithersburg, Rockville (2), Bethesda, Silver Spring and Chevy Chase, Maryland and three locations in the District of Columbia, at 20th and K Streets, NW, south of Dupont Circle and near McPherson Square. The Bank actively seeks additional banking offices consistent with its strategic plan, although there can be no assurance that the Bank will establish any additional offices, or that any branch office will prove to be profitable. In July 2006, the Company formed Eagle Commercial Ventures, LLC as a direct subsidiary to provide subordinated financing for the acquisition, development and construction of real estate projects, the primary financing for which would be provided by EagleBank.

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

        Pending Acquisition.    On December 2, 2007, the Company and Woodmont Holdings, Inc., a newly formed, wholly owned subsidiary of the Company ("Holdings"), entered into entered into an Agreement and Plan of Merger (the "Agreement") with Fidelity & Trust and Fidelity & Trust Bank, Fidelity's wholly owned subsidiary bank ("F&T Bank"), pursuant to which Fidelity will be merged into Holdings, with Holdings surviving the merger, followed by the merger of Holdings with and into the Company with the Company surviving (the "Merger"). In connection with the Agreement, F&T Bank and the Bank entered into a Bank Merger Agreement pursuant to which F&T Bank will be merged into the Bank, with the Bank surviving.

        At the effective time, and as a result of, the Merger, each outstanding share of Fidelity's common stock will be converted into the right to receive 0.9202 shares of the Company's common stock (the "Conversion Ratio"), subject to reduction in accordance with the Agreement. The Conversion Ratio would be subject to reduction based upon reductions to Fidelity's adjusted September 30, 2007 book value of $7.50 per share for: (i) operating losses of Fidelity & Trust Mortgage Company, F&T Bank's wholly owned subsidiary ("F&T Mortgage"), expenses incurred in connection with the winding down of F&T Mortgage, and deficiencies on inter-company payments or liabilities due from F&T Mortgage to F&T Bank; (ii) losses on the sale of loans held for sale, (iii) net charge-offs, (iv) increases to the allowance for loan losses necessary to conform to Eagle's policies for such items, to the extent such increases are in the aggregate in excess of $750,000; (v) increases to valuation adjustments for loans held for sale as determined in accordance with the Agreement; (vi) reserves for identified litigation as determined pursuant to the Agreement, in the case of (ii) – (vi) to the extent such the aggregate of such amounts exceeds the amount reserved or provided for such items at September 30, 2007, and other agreed upon adjustments, provided that an adjustment will be made only to the extent the aggregate amount of the adjustment exceeds $400,000. The revised Conversion Ratio would be determined by dividing the adjusted pro forma September 30, 2007 book value per share by $8.15. Options to purchase shares of Fidelity common stock which are outstanding at the effective time will be "rolled over" into options to purchase Company common stock.

        At the effective time, Robert P. Pincus and one other member of the board of directors of Fidelity designated by Fidelity will join the Company's Board of Directors, and Mr. Pincus and three other members of the board of directors of F&T Bank designated by F&T Bank will join the Bank Board of Directors. Following the Effective Time, Ronald D. Paul, President and Chief Executive Officer of the Company and Chairman and Chief Executive Officer of the Bank, will also become Chairman of the Company and Mr. Pincus will become Vice Chairman of the Company and the Bank.

        Consummation of the Merger is subject to various customary conditions which include: the approval by Fidelity's shareholders of the Merger; the approval by the Company's shareholders of the issuance of in excess of 20% of the shares of Company common stock as required by the rules of NASDAQ; no legal impediment to the Merger; the receipt of required regulatory approvals, including the expiration or termination of the waiting period under, the Bank Holding Company Act of 1956, the Bank Merger Act, and any other applicable law, and absence of certain material adverse changes or events. The Merger Agreement contains certain termination rights for both the Company and Fidelity, and further provides that, upon termination of the Agreement under specified circumstances, Fidelity may be required to pay the Company a termination fee of $2,000,000.

        As a result of the conversion of shares of Fidelity common stock, the Company expects that it will issue a maximum of approximately 3.87 million shares of its common stock, excluding the impact of approximately 507 thousand options to purchase Fidelity common stock which will be assumed by the Company, and assuming there is no change in the Conversion Ratio.

        There can be no assurance that the acquisition and the Agreement will be consummated as planned, or that the acquisition will prove beneficial to the Company and its shareholders.

        Description of Services.    The Bank offers full commercial banking services to its business and professional clients as well as complete consumer banking services to individuals living and/or working in the service area. The Bank emphasizes providing commercial banking services to sole proprietorships, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the Bank's primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves. The Bank also offers a remote deposit service which allows clients to facilitate and expedite deposit transactions through the use of electronic scanning devices.

        The Bank has developed a loan portfolio consisting primarily of traditional business and real estate secured loans with a substantial portion being variable rates, where the cash flow of the borrower/borrower's business is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using both variable rates and fixed rates and renegotiable rates which adjust in three to five years, with maturities of five to ten years. Consumer loans are made on the traditional installment basis for a variety of purposes. The Bank has developed significant expertise and commitment as a Small Business Administration ("SBA") lender and is one of the largest community bank SBA lenders, in dollar volume, in the Washington metropolitan area.

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

        The composition of the Bank's loan portfolio is heavily commercial real estate, both owner occupied and investment real estate. At December 31, 2007, real estate commercial, real estate residential and real estate construction combined represented 70% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as drops in real estate values, changes in cash flow and general economic conditions. The Bank typically requires a loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, although, may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Bank is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at December 31, 2007 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, although, may be limited. SBA loans represent 8% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans and the Section 7A lending program in particular, are subject to a maximum loan size established by the SBA.

        Approximately 8% of the loan portfolio at December 31, 2007 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        At January 31, 2008, the Bank had a legal lending limit of $12.3 million. Due to legal lending limitations, the Bank has participated portions of credits to other area banks. The Bank has also participated loans to the Company until such time as the Bank could accommodate the participation within its legal limit or the loan could be participated to another lender. No loan participations to the Company are outstanding at December 31, 2007. The ability of the Company to assist the Bank with these credits has expanded the flexibility and service the Bank can offer its customers.

        From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, Eagle Commercial Ventures, LLC ("ECV"), which operating agreement permits lending only to real estate projects where the Company's directors or lending officers have significant expertise. Such loans, which may be made to accommodate borrowers at the Bank level, may have higher risk characteristics than loans made by the Bank, such as lower priority security interests and or higher loan to value ratios. The Company seeks interest rates and overall financial compensation commensurate with the risks involved in the particular loan. One such higher risk loan transaction was fully paid at the end of 2006 and provided significant additional interest/revenue to the Company in 2007. Refer to the discussion under "Managements Discussion and Analysis—Non-interest Income" and "Loan Portfolio", for further information on the Company's and ECV's higher risk lending activities.

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

        The Bank originates residential mortgage loans, as a correspondent lender. The loans are registered with one of the designated investors at the time of application with intentions of immediate sale to that investor on a servicing released basis. This activity is managed by utilizing the available pricing, programs and lock periods which produce market gains on the sale of the loan. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its investors, it also employs the services of a contract underwriter which has been approved by the designated investors. Because the loans are originated with investor guidelines, designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods that may vary from 90 days up to one year. In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default repurchase period is approximately twelve months after sale of the loan to the investor. To date, no such repurchases have been made. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. In certain instances, the Bank may provide equity loans (second position financing) in combination with residential first mortgage lending for purchase money and refinancing purposes. The Bank also brokers loan transactions with two investors, where the Bank refers, but does not underwrite and does not close the loan transaction. In this situation the Bank has no recourse liability for the loan.

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

        The Bank and Company maintain portfolios of short term investments and investment securities consisting primarily of U.S. Agency bonds and mortgage backed securities, but which also contains required equity investments related to Bank regulatory rules and membership in the Federal Reserve System and the FHLB, and municipal bonds. The Company's securities portfolio also consists of equity investments in the form of preferred and common stocks. The Company holds limited equity investments in local banking companies. These portfolios provide the following objectives: liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives.

        The Company and Bank have formalized an asset and liability management process and have a standing Committee ("ALCO") consisting both of outside and inside directors. The ALCO operates under established policies and practices, which are updated and re-approved annually. A typical Committee meeting includes discussion of current economic conditions and strategies, including interest rate trends and volumes positions, the current balance sheet and earnings position, cash flow estimates, liquidity positions and funding alternatives, interest rate risk position (quarterly), capital position, review of the investment portfolio of the Bank and the Company, and the approval of investment transactions. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. Government agency securities and high grade municipal securities. High risk investments, derivatives and non traditional investments are prohibited, although the Bank does have investments in structured notes, which are permitted under the investment policy. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the ALCO, and mortgage backed pass through securities with average lives generally not to exceed eight years.

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

        Since opening for business in 1998, our asset level has increased rapidly, including a 9% increase in 2007. Over the past five years (2003-2007), our net income has increased at an average annual rate of 24%, with a decline in net income of 4% in 2007. We cannot assure you that we will continue to achieve comparable results in future years. As our asset size and earnings increase, it may become more difficult to achieve high rates of increase in assets and earnings. Additionally, it may become more difficult to achieve continued improvements in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced. Declines in the rate of growth of income or assets or deposits, and increases in operating expenses or nonperforming assets may have an adverse impact on the value of the common stock.

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

        We may fail to realize the cost savings we estimate for the proposed acquisition of Fidelity merger, and may not be successful in integrating the operations of Fidelity.

        The success of the proposed acquisition of Fidelity & Trust, if consummated as expected, will depend, in part, on our ability to realize the estimated cost savings and revenue enhancements from combining the businesses of the Company and Fidelity. While we believe that these cost savings and revenue enhancement estimates are achievable, it is possible that the potential cost savings and revenue enhancements could turn out to be more difficult to achieve than we anticipated. Our estimates also depend on our ability to combine the businesses of the Company and Fidelity in a manner that permits those cost savings and revenue enhancements to be realized. Our ability to realize increases in revenue will depend, in part, on out ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services. If our estimates turn out to be incorrect or we are not able to successfully combine our two companies, the anticipated cost savings and increased revenues may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. As with any combination of banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits from our banks. There can be no assurance that customers will readily accept changes to their banking arrangements after the merger.

        The costs and effects related to the legacy mortgage operations of F&T Mortgage may be greater or more expensive than we anticipated, which could have an adverse impact on the results of operations, shareholder returns and financial condition of Eagle following the merger, and on the market price for Eagle common stock.

        Until September 2007, F&T Mortgage, a wholly owned subsidiary of F&T Bank, originated mortgages for sale into the secondary market. While many of these mortgages were conforming mortgages sold to the quasi-governmental mortgage agencies, or guaranteed under Federal programs, others were nonconforming or "exotic" loans, including no documentation and low documentation loans, negative amortization and subprime loans. Under the terms of the agreements under which substantially all of these loans were sold, F&T Mortgage, and in certain cases, F&T Bank is required to repurchase loans which are paid off early, default early, or which breached the representations and warranties in the loan sale agreements. While we expect that any request to repurchase loans for early payment default or early payoff will have been presented prior to the effective time of the merger, or will be time-barred, there is no express limit on the time frame in which a representations and warranties claim can be made. Although F&T Mortgage has had extremely limited requests to repurchase loans for representations and warranties breaches, it is not possible to predict with accuracy the extent to which it may receive such requests in the future. Although Fidelity and the Company believe that there are significant arguments that F&T Bank, and the Bank, would not be legally obligated to effect most such repurchases on behalf of F&T Mortgage, there can be no assurance that such arguments will be successful, or that the expense and effort of defending against, or settling litigation relating to, such requests will not be much greater than anticipated.

        Our concentrations of loans may create a greater risk of loan defaults and losses.

        A substantial portion of our loans are secured by real estate in the Washington, D.C. metropolitan area, and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2007, 80% of our loans were secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $100 million, or 17% were construction and land development loans. An additional 18% of portfolio loans were commercial and industrial loans which are not secured by real estate. These categories of loans generally have a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayments of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced. Under guidance from the banking agencies, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain, and to employ greater risk management efforts, as a result of our real estate concentrations.

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

        Further, under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. It is possible that we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital sooner than we would otherwise seek it, which may reduce shareholder returns.

        Additionally, through ECV, we provide subordinated financing for the acquisition, development and construction of real estate or other projects, the primary financing for which would be provided by EagleBank. These subordinated financings and the business of ECV will generally entail a higher risk profile (including lower priority and higher loan to value ratios) than loans made by the Bank. A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income of the Company may be more volatile from period to period, based on the status of such projects. There can be no assurance that the Company will be able to successfully operate or manage the business of providing higher loan to value financing.

        Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance for loan losses.

        Historically, we have enjoyed a relatively low level of nonperforming assets and net charge-offs, both in absolute dollars, as a percentage of loans and as compared to many of our peer institutions. As a result of this historical experience, we have incurred a relatively lower loan loss provision expense, which has positively impacted our earnings. However, experience in the banking industry indicates that a portion of our loans will become delinquent, that some of our loans may only be partially repaid or may never be repaid and we may experience other losses for reasons beyond our control. Despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans, (2) the concentration of higher risk loans, such as commercial real estate, construction and commercial and industrial loans, and (3) the relative lack of seasoning of certain of our loans. As a result, there can be no assurance that we will be able to maintain our relatively low levels of nonperforming assets and charge-offs. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

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

        Although our common stock is listed for trading on the NASDAQ Capital Market and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been limited, averaging approximately 5,000 shares per day over the year ended December 31, 2007, and there can be no assurance that a more active and liquid market for the common stock will develop or can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

        Directors and officers of Eagle Bancorp own approximately 17% of the outstanding common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of the Company. The results of the vote may be contrary to the desires or interests of the public shareholders.

        Directors and executive officers and their affiliates own approximately 17% of the outstanding shares of common stock, and combined with directors of EagleBank, are believed to own approximately 26% of the currently outstanding common stock, excluding in each case shares which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.

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

        We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2007, our cumulative net liability sensitive twelve month gap position was 6% of total assets and as such we expect that the decline in projected net interest income over a twelve month period resulting from a 100 basis point increase in rates would be approximately 2%. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our noninterest income, as a result of reduced demand for residential mortgage loans, which we make on a pre-sold basis.

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

        Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. At December 31, 2007, 23% of our deposits were noninterest bearing demand deposits.

        The requirement that the Bank commence paying deposit insurance premiums in 2007 also adversely affected our results of operations. Prior to 2007, we have never been required to pay any deposit insurance premiums. Future payments of deposit insurance premiums may have an adverse effect on our earnings. This change or other legislative or regulatory developments could have a significant negative effect on our net interest income, net income, net interest margin, return on assets and return on equity.

        Substantial regulatory limitations on changes of control and anti-takeover provisions of Maryland law may make it more difficult for you to receive a change in control premium.

        With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be "acting in concert" from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Maryland law. Also, Maryland corporate law contains several provisions that may make it more difficult for a third party to acquire control of the Company without the approval of our Board of Directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock.

EMPLOYEES

        At December 31, 2007 the Bank employed 173 persons on a full time basis, six of which are executive officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, a 401k plan, life and long term disability insurance. Additionally, the Company maintains a stock-based compensation plan for employees of the Bank who meet certain eligibility requirements.

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

        Montgomery County, Maryland with a total population of approximately 962,000 and occupying an area of about 500 square miles is located roughly 30 miles southwest of Baltimore and is a diverse and healthy segment of Maryland's economy. Montgomery County is a thriving business center and is Maryland's most populous jurisdiction. While the State of Maryland boasts a demographic profile superior to the U.S. economy at large, the economy in and around Montgomery County is among the very best in Maryland. According to data from the Maryland National Capital Parks and Planning Commission, the number of jobs in the County have increased about 1-2% per year in the recent past to approximately 509,000, (2006) with the public sector contributing about 25% of this total (2005 census update). According to the 2007 Economic Forces Report for Montgomery County, job growth slowed due mainly to declines in consumer related industries such as hotels and merchandise stores. The unemployment rate in Montgomery County is among the lowest in the state at 2.5% (December 2007). A very educated population has contributed to favorable median household income of $91,641 (2006) and average single family new and used home sales prices of $485,000 (2006). According to the 2005 census update, approximately 64% of the County's residents hold college or advanced degrees, placing Montgomery County among the most educated in the nation. The area boosts a diverse business climate with a strong federal government presence, a substantial technology sector, a housing construction and renovation sector, and a legal, financial services and professional services sector. According to the 2007 Economic Forces Report for Montgomery County. The market for commercial office space improved from March 2006 to March 2007, increasing to 26.9 million square feet from 26.6 million, and an overall Class A office vacancy rates was about 6.62%. There was about 1.6 million square feet of office space under construction in mid 2006 for delivery in 2007. Developers and leasing agents have proposed 890,000 square feet of space for completion in 2008. Class A office rents in Montgomery County have been much less volatile than in some other markets in the region. The county is also an incubator for firms engaged in bio-technology and the area is attracting significant venture capital. Transportation congestion remains the biggest threat to future economic development and the quality of life in the area.

        Washington D.C. in addition to being the seat of the Federal government is a vibrant city with a well educated, diverse population. Over the last eight years the total population has grown to approximately 580,000. Median household income, at $49,549, is above the national median level. The growth of residents in the city is due partially to improvements in the city' services and also to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. Over the last few years the housing market has grown to over 275,000 units. While the Federal government and its employees are a major factor in the economy, over 100 million square feet of commercial office space support a dynamic business community of more than 20,000 companies. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. Employment in the city has been growing at an annual rate of 5.4% and currently stands at 775,000. This is a well educated and highly paid work force. Over 51% of the jobs in the city are in managerial or professional positions. The Federal Government provides just about 25% of the employment and there is another 18% in professional services firms. Other large employers include the many local universities and hospitals. Another significant factor in the economy is the leisure and hospitality industry.

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

        Throughout the Washington D.C. metropolitan area, competition is exceptionally keen from large banking institutions headquartered outside of Maryland. In addition, the Bank competes with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank. Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies.

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

        The Bank.    The Bank, as a Maryland chartered commercial bank which is a member of the Federal Reserve System (a "state member bank") and whose accounts will be insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Maryland Department of Financial Institutions and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

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

        Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available-for-sale" in accordance with FAS 115, together with a limited amount of other qualifying interests, including trust preferred securities. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses and excess restricted core capital elements. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. Under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.

        In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0%—5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the "FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

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

        Deposit Insurance Premiums.    Pursuant to deposit insurance reform legislation, in December 2006, the FDIC adopted a new risk based assessment system for determining deposit insurance premiums. Under the new requirements, four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution's status as well capitalized, adequately capitalized or undercapitalized, and the institution's supervisory rating. Under the new rules, all insured depository institutions will pay deposit insurance premiums, currently ranging between 5 and 7 basis points on an institution's assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 43 basis points for institutions in risk categories II, III, and IV. The level of rates is subject to periodic adjustment by the FDIC. The Bank's current assessment level is risk category I.

PROPERTIES

        The main banking office and the executive offices for the Bank and the Company are located at 7815 Woodmont Avenue, Bethesda, Maryland, in a 12,000 square foot, two story masonry structure (plus lower level), with parking. The Company leases the building under a five year lease option which expires in March 2013. The Silver Spring office of the Bank is located at 8665 Georgia Avenue, Silver Spring, Maryland and consists of 3,635 square feet. The property is currently occupied under a lease, which expires in June 2016. The Rockville office is located at 110 North Washington Street, Rockville, Maryland, and consists of 2,000 square feet. The property is currently occupied under a five year lease option which expires in June 2013. The Shady Grove office is located at 9600 Blackwell Road, Suite 200, Rockville, Maryland, and consists of 2,326 square feet. The property is currently occupied under a ten year lease, which expires in January 2012. The Rockville Pike office is located at 11921 Rockville Pike, Rockville, Maryland and consists of 2,183 square feet. The property is currently occupied under a five year lease, which expires in December 2008. The K Street office of the Bank is located at 2001 K Street N.W., Washington, D.C. and consists of 4,154 square feet. The property is currently occupied under a ten year lease, which expires in January 2011. The Dupont Circle office is located at 1228 Connecticut Avenue, N.W., Washington, D.C. and consists of 2,784 square feet. The property is currently occupied under a ten year lease, which expires in May 2014. The McPherson Square office is located at 1425 K Street, N.W., Washington, D.C. and consists of 5,199 square feet. The property is currently occupied under a ten year lease, which expires in January 2015. The Chevy Chase office is located at 15 Wisconsin Circle, Chevy Chase, Maryland and consists of 4,276 square feet. The property is currently occupied under a ten year lease, which expires in May 2016.

        In January 2002, the Company occupied an office facility in Bethesda at 7768 Woodmont Avenue under a ten year lease which expires in December 2011. Additional contiguous space at this location has been leased and was incorporated into the existing lease. The current space consists of 7,906 square feet. This facility is currently under three sub-lease arrangements which run concurrent to the lease expiration in December 2011.

        In June 2003, the Company occupied an additional office facility in Bethesda at 7819 Norfolk Avenue, consisting of 2,820 square feet under a ten year lease with options which expires in May 2013. This facility is currently under a sub-lease arrangement which runs concurrent to the lease expiration in May 2013.

        In April 2004, the Company occupied an operations center at 11961 Tech Road, Silver Spring, Maryland, consisting of 9,172 square feet. The property is currently occupied under a seven year lease with options which expires in December 2020. In February 2008, the Company leased additional space amounting to approximately 2,000 square feet at this facility with terms that are co-terminus with the existing lease.

        In November 2006, the Company entered into a lease for additional office space at 7830 Old Georgetown Road, Bethesda, Maryland 20814 consisting of 14,778 square feet under a ten year lease which expires in December 2016. The Company completed a fit-up of the space for lending and administrative personnel and commenced occupancy in February 2007.

DISCLOSURE CONTROLS AND PROCEDURES

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

        Management assessed the Company's system of internal control over financial reporting as of December 31, 2007. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control—Integrated Framework." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The 2007 financial statements have been audited by the independent registered public accounting firm of Stegman & Company ("Stegman"). Personnel from Stegman were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from Stegman accompanies the financial statements. Stegman has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ Ronald D. Paul President and Chief Executive Officer of the Company	/s/ Michael T. Flynn Executive Vice President and Chief Operating Officer of the Company and President of the Bank (Washington D.C. Division)	/s/ Susan G. Riel Executive Vice President and Chief Operating Officer of the Bank	/s/ James H. Langmead Senior Vice President and Chief Financial Officer of the Company

REPORT OF STEGMAN & COMPANY
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Eagle Bancorp, Inc.

        We have audited Eagle Bancorp Inc.'s (the "Company") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework (issued by the Committee of Sponsoring Organizations of the Treadway Commission as the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Eagle Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007, and 2006 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 of Eagle Bancorp, Inc. and our report dated March 10, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  STEGMAN & COMPANY

Baltimore, Maryland
March 10, 2008

Exhibits and Financial Statement Schedules

        The following financial statements are included in this report

    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets at December 31, 2007 and 2006
    Consolidated Statements of Operations for the years ended December 31, 2007,
    2006 and 2005
    Consolidated Statements of Cash Flows for the years ended December 31, 2007,
    2006 and 2005
    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005
    Notes to the Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of December 2, 2007 by and among Eagle Bancorp, Inc., Woodmont Holdings, Inc., Fidelity & Trust Financial Corporation and Fidelity & Trust Bank(1)
3.1	Certificate of Incorporation of the Company, as amended(2)
3.2	Bylaws of the Company(3)
10.1	1998 Stock Option Plan(4)
10.2	Employment Agreement between Michael Flynn and the Company(5)
10.3	Employment Agreement between Thomas D. Murphy and the Bank(5)
10.4	Employment Agreement between Ronald D. Paul and the Company(6)
10.5	Director's Fee Agreement between Leonard L. Abel and the Company(6)
10.6	Employment Agreement between Susan G. Riel and the Bank(5)
10.7	Employment Agreement between Martha Foulon-Tonat and the Bank(5)
10.9	Employment Agreement between James H. Langmead and the Bank(5)
10.10	Employee Stock Purchase Plan(7)
10.11	2006 Stock Plan(8)
11	Statement Regarding Computation of Per Share Income Please refer to Note 9 to the consolidated financial statements for the year ended December 31, 2006.
21	Subsidiaries of the Registrant
23	Consent of Stegman & Company
31.1	Certification of Ronald D. Paul
31.2	Certification of Susan G. Riel
31.3	Certification of Michael T. Flynn
31.4	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of Susan G. Riel
32.3	Certification of Michael T. Flynn
32.4	Certification of James H. Langmead

(1)
Incorporated by reference to the exhibit of the same number to the Company's Current Report on Form 8-K filed on December 3, 2007.
(2)
Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(3)
Incorporated by reference to the exhibit of the same number to the Company's Current Report on Form 8-K filed on October 30, 2007.
(4)
Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.
(5)
Incorporated by reference to exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.
(6)
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

EAGLE BANCORP, INC.
MARCH 10, 2008	by:	/s/ RONALD D. PAUL Ronald D. Paul, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LEONARD L. ABEL Leonard L. Abel	Chairman of the Board of Directors	March 10, 2008
/s/ LESLIE M. ALPERSTEIN, PH.D. Leslie M. Alperstein, Ph.D.	Director	March 10, 2008
/s/ DUDLEY C. DWORKEN Dudley C. Dworken	Director	March 10, 2008
/s/ MICHAEL T. FLYNN Michael T. Flynn	Executive Vice President and Chief Operating Officer and Director of the Company and President of the Bank (Washington, D.C. division)	March 10, 2008
Philip N. Margolius	Director	March , 2008
/s/ RONALD D. PAUL Ronald D. Paul	President, Director and Principal Executive Officer of the Company	March 10, 2008
Leland M. Weinstein	Director	March , 2008
/s/ HARVEY M. GOODMAN Harvey M. Goodman	Director	March 10, 2008
/s/ DONALD R. ROGERS Donald R. Rogers	Director	March 10, 2008
/s/ JAMES H. LANGMEAD James H. Langmead	Senior Vice President and Chief Financial Officer of the Company Principal Financial and Accounting Officer	March 10, 2008

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Form 10-K Cross Reference Sheet
Six Year Summary of Selected Financial Data
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
PENDING ACQUISITION
CRITICAL ACCOUNTING POLICIES
RESULTS OF OPERATIONS
BALANCE SHEET ANALYSIS
COMPARISON OF 2006 VERSUS 2005
CONTRACTUAL OBLIGATIONS
OFF-BALANCE SHEET ARRANGEMENTS
LIQUIDITY MANAGEMENT
INTEREST RATE RISK MANAGEMENT
GAP Table
CAPITAL RESOURCES AND ADEQUACY
IMPACT OF INFLATION AND CHANGING PRICES
NEW ACCOUNTING STANDARDS
MARKET FOR COMMON STOCK AND DIVIDENDS
Equity Compensation Plan Information
REPORT OF STEGMAN & COMPANY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EAGLE BANCORP, INC. Consolidated Balance Sheets
EAGLE BANCORP, INC. Consolidated Statements of Operations Years Ended December 31,
EAGLE BANCORP, INC. Consolidated Statements of Changes in Stockholders' Equity For The Years Ended December 31, 2007, 2006 and 2005
EAGLE BANCORP, INC. Consolidated Statements of Cash Flows Years Ended December 31,
Eagle Bancorp, Inc. Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005
CONDENSED BALANCE SHEETS December 31, 2007 and 2006
CONDENSED STATEMENTS OF INCOME For the Years Ended December 31, 2007, 2006 and 2005
CONDENSED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2007, 2006 and 2005
BUSINESS
RISK FACTORS
EMPLOYEES
MARKET AREA AND COMPETITION
REGULATION
PROPERTIES
DISCLOSURE CONTROLS AND PROCEDURES
MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF STEGMAN & COMPANY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Exhibits and Financial Statement Schedules
SIGNATURES