Form 10-Q
period 2008-03-31
EAGLE BANCORP INC
filed 2008-05-12
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 2, 2008, the registrant had 9,832,063 shares of Common Stock outstanding.

Item 1 – Financial Statements

EAGLE BANCORP, INC.

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(dollars in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$18,117	$15,408
Federal funds sold	16,013	244
Interest bearing deposits with banks and other short-term investments	2,230	4,490
Investment securities available for sale, at fair value	82,932	87,117
Loans held for sale	1,945	2,177
Loans	759,547	716,677
Less allowance for credit losses	(8,733)	(8,037)
Loans, net	750,814	708,640
Premises and equipment, net	6,445	6,701
Deferred income taxes	3,218	3,597
Bank owned life insurance	12,100	11,984
Other assets	5,653	6,042
TOTAL ASSETS	$899,467	$846,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing demand	$143,508	$142,477
Interest bearing transaction	47,822	54,090
Savings and money market	193,348	177,081
Time, $100,000 or more	177,003	173,586
Other time	124,059	83,702
Total deposits	685,740	630,936
Customer repurchase agreements and federal funds purchased	61,727	76,408
Other short-term borrowings	22,000	22,000
Long-term borrowings	40,000	30,000
Other liabilities	6,463	5,890
Total liabilities	815,930	765,234

STOCKHOLDERS’ EQUITY

Common stock, $.01 par value; shares authorized 20,000,000, shares issued and outstanding 9,790,252 (2008) and 9,721,315 (2007)	98	97
Additional paid in capital	52,878	52,290
Retained earnings	29,258	28,195
Accumulated other comprehensive income	1,303	584
Total stockholders’ equity	83,537	81,166
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$899,467	$846,400

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

For the Three Month Periods Ended March 31, 2008 and 2007 (unaudited)

(dollars in thousands, except per share data)

	2008	2007
Interest Income
Interest and fees on loans	$12,880	$12,531
Interest and dividends on investment securities	1,095	1,181
Interest on federal funds sold	39	24
Total interest income	14,014	13,736

Interest Expense
Interest on deposits	4,428	4,835
Interest on customer repurchase agreements and federal funds purchased	394	525
Interest on other short-term borrowings	190	108
Interest on long-term borrowings	402	299
Total interest expense	5,414	5,767

Net Interest Income	8,600	7,969

Provision for Credit Losses	720	303

Net Interest Income After Provision For Credit Losses	7,880	7,666

Noninterest Income
Service charges on deposits	429	349
Gain on sale of loans	127	237
Gain on sale of investment securities	10	7
Increase in the cash surrender value of bank owned life insurance	116	107
Other income	258	298
Total noninterest income	940	998

Noninterest Expense
Salaries and employee benefits	3,640	3,352
Premises and equipment expenses	1,080	1,208
Marketing and advertising	81	91
Legal, accounting and professional fees	170	144
Other expenses	1,237	1,254
Total noninterest expense	6,208	6,049

Income Before Income Tax Expense	2,612	2,615

Income Tax Expense	961	933

Net Income	$1,651	$1,682

Earnings Per Share
Basic	$0.17	$0.18
Diluted	$0.17	$0.17
Dividends Declared Per Share	$0.06	$0.06

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

For the Three Month Periods Ended March 31, 2008 and 2007 (unaudited)

(dollars in thousands)

	2008	2007
Cash Flows From Operating Activities:
Net income	$1,651	$1,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	720	303
Depreciation and amortization	332	327
Gains on sale of loans	(127)	(237)
Origination of loans held for sale	(10,423)	(10,158)
Proceeds from sale of loans held for sale	10,782	10,021
Increase in cash surrender value of BOLI	(116)	(107)
Gain on sale of investment securities	(10)	(7)
Stock-based compensation expense	33	47
Excess tax benefit from exercise of non-qualified stock options	(132)	13
Decrease (increase) in other assets	268	(190)
Increase in other liabilities	705	604
Net cash provided by operating activities	3,683	2,298

Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks and short term investments	2,260	282
Purchases of available for sale investment securities	(5,351)	(51)
Proceeds from maturities of available for sale securities	2,755	1,287
Proceeds from sale/call of available for sale securities	8,010	15,799
Net increase in loans	(42,894)	(11,995)
Bank premises and equipment acquired	(76)	(753)
Net cash (used in) provided by investing activities	(35,296)	4,569

Cash Flows From Financing Activities:
Increase in deposits	54,804	3,596
Decrease in customer repurchase agreements and federal funds purchased	(14,681)	(3,021)
Increase in long-term borrowings	10,000	—
Issuance of common stock	424	335
Excess tax benefit from exercise of non-qualified stock options	132	(13)
Payment of dividends and payment in lieu of fractional shares	(588)	(570)
Net cash provided by financing activities	50,091	327

Net Increase In Cash And Due From Banks	18,478	7,194

Cash And Due From Banks At Beginning Of Period	15,652	28,977

Cash and Due from Banks At End Of Period	$34,130	$36,171

Supplemental Cash Flows Information:
Interest paid	$5,124	$5,828
Income taxes paid	$675	$483

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Month Periods Ended March 31, 2008 and 2007 (unaudited)

(dollars in thousands)

				Accumulated
				Other	Total
	Common	Additional Paid	Retained	Comprehensive	Stockholders’
	Stock	in Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2008	$97	$52,290	$28,195	$584	$81,166
Comprehensive Income
Net Income			1,651		1,651
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)				725	725
Less: reclassification adjustment for gains net of taxes of $4 included in net income				(6)	(6)
Total Comprehensive Income					2,370
Cash Dividend ($0.06 per share)			(588)		(588)
Shares issued under dividend reinvestment plan - 22,134 shares		261			261
Stock-based compensation		33			33
Exercise of options for 46,803 shares of common stock	1	162			163
Tax benefit on non-qualified options exercise		132			132
Balance, March 31, 2008	$98	$52,878	$29,258	$1,303	$83,537

Balance, January 1, 2007	$95	$50,278	$22,796	$(253)	$72,916
Comprehensive Income
Net Income			1,682		1,682
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)				67	67
Less: reclassification adjustment for gains net of taxes of $3 included in net income				(4)	(4)
Total Comprehensive Income					1,745
Cash Dividend ($0.06 per share)			(570)		(570)
Stock-based compensation		47			47
Exercise of options for 31,558 shares of common stock		335			335
Tax benefit adjustment on non-qualified options exercise		(13)			(13)
Balance, March 31, 2007	$95	$50,647	$23,908	$(190)	$74,460

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2008 and 2007 (unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Eagle Bancorp, Inc. (the “Company”) included herein are unaudited; however, they reflect all adjustments, consisting only of normal recurring accruals, that in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2007 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2008.

2. NATURE OF OPERATIONS

The Company, through EagleBank, its bank subsidiary (the “Bank”), conducts a full service community banking business, primarily in Montgomery County, Maryland and Washington, D.C. The primary financial services include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan’s origination. The Bank offers its products and services through nine banking offices and various electronic capabilities, including remote deposit services introduced in 2006. In July 2006, the Company formed Eagle Commercial Ventures, LLC (“ECV”) as a direct subsidiary to provide subordinate financing for the acquisition, development and construction of real estate projects, whose primary financing would be done by the Bank. Prior to the formation of ECV, the Company engaged directly in occasional subordinate financing transactions, which involve higher levels of risk, together with commensurate returns.

3. CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold (items with an original maturity of three months or less).

4. INVESTMENT SECURITIES

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

(dollars in thousands)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2008	Cost	Gains	Losses	Value

U. S. Government agency securities	$42,316	$1,856	$—	$44,172
Mortgage backed securities	26,577	563	—	27,140
Municipal bonds	5,064	—	89	4,975
Federal Reserve and Federal Home Loan Bank stock	5,512	—	—	5,512
Other equity investments	1,278	7	152	1,133
	$80,747	$2,426	$241	$82,932

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

U. S. Government agency securities	$50,428	$885	$18	$51,295
Mortgage backed securities	29,218	220	135	29,303
Municipal bonds	357	—	6	351
Federal Reserve and Federal Home Loan Bank stock	4,870	—	—	4,870
Other equity investments	1,278	20	—	1,298
	$86,151	$1,125	$159	$87,117

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of March 31, 2008 are as follows:

(dollars in thousands)

	Estimated			Gross
	Fair	Less than	More than	Unrealized
March 31, 2008	Value	12 months	12 months	Losses

Municipal bonds	$4,975	$89	$—	$89
Other equity investments	1,000	152	—	152
	$5,975	$241	$—	$241

	Estimated			Gross
	Fair	Less than	More than	Unrealized
December 31, 2007	Value	12 months	12 months	Losses

U. S. Government agency securities	$5,982	$—	$18	$18
Mortgage backed securities	11,032	6	129	135
Municipal bonds	351	6	—	6
	$17,365	$12	$147	$159

The unrealized losses that exist are the result of changes in market interest rates since original purchases.  Except for one municipal bond issue which has an underlying rating of AA, all of the remaining bonds are rated AAA. The weighted average duration of debt securities, which comprise 92% of total investment securities, is relatively short at 2.5 years. These factors, coupled with the Company’s ability and intent to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses are temporary in nature.

5. INCOME TAXES

The Company employs the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards No. 109 (“SFAS”), “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” in the first quarter of 2007. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves.

6. EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as stock options.  There were 325,518 shares and 170,535 shares as of March 31, 2008 and 2007, respectively, excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

7. STOCK-BASED COMPENSATION

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

The Company also maintains the 2004 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, a total of 253,500 shares of common stock, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire no later than the last business day of January in the calendar year following the year in which the grant is made. No grants have been made under this plan in 2008.

The Company believes that awards under all plans better align the interests of its employees with those of its shareholders.

In January 2008, the Company awarded options to purchase 79,300 shares to employees and 34,000 shares to certain Directors under the 2006 Plan which have a five-year term and vest in three substantially equal installments on the date of grant, and the first and second anniversaries of the date of grant.

In January 2008, the Company awarded options to purchase 46,500 shares to six senior officers under the 2006 Plan which have a ten-year term. Of the total shares awarded, 21,500 vest in three substantially equal installments on the date of grant, and the first and second anniversaries of the date of grant. The remaining 25,000 shares awarded vest over a four year period beginning on the fifth anniversary date of the grant.

The fair value of each option grant and other equity based award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the three months ended March 31, 2008 and the twelve months ended December 31, 2007 and 2006.

Below is a summary of changes in shares under option (split adjusted) for the three months ended March 31, 2008. The information excludes restricted stock unit awards.

			Weighted-Average	Weighted-Average	Aggregate
		Weighted-Average	Remaining	Grant Date	Intrinsic
	Stock Options	Exercise Price	Contractual Life	Fair Value	Value
As of 1/1/2008
Outstanding	752,944	$10.09	—	$3.28	—
Vested	631,682	8.70	—	3.15	—
Nonvested	121,263	17.36	—	3.92	—

Period activity
Issued	159,800	$13.05	—	$2.91	—
Exercised	46,803	3.48	—	1.54	—
Forfeited	200	16.97	—	3.31	—
Expired	9,522	15.02	—	3.50	—

As of 3/31/2008
Outstanding	856,219	$10.95	4.54	$3.30	$2,650,764
Vested	641,694	9.57	4.23	3.23	2,650,544
Nonvested	214,525	15.10	5.47	3.52	220

Outstanding:

					Weighted-Average
Range of			Stock Options	Weighted-Average	Remaining
Exercise Prices			Outstanding	Exercise Price	Contractual Life
$3.25	-	$8.75	272,056	$4.83	2.57
$8.76	-	$13.26	397,104	12.01	6.21
$13.27	-	$17.77	86,938	16.81	3.37
$17.78	-	$19.46	100,121	18.31	4.27
			856,219	10.95	4.54

Exercisable:

Range of			Stock Options	Weighted-Average
Exercise Prices			Exercisable	Exercise Price
$3.25	-	$8.75	272,056	$4.83
$8.76	-	$13.26	280,233	11.58
$13.27	-	$17.77	23,348	16.85
$17.78	-	$19.46	66,057	17.98
			641,694	9.57

Assumptions:

	Three Months
	Ended	Year Ended	Year Ended
	March 31, 2008	2007	2006
Expected Volatility	23.7 - 37.1%	18.5 - 24.4%	21.4 - 24.1%
Weighted-Average Volatility	27.02%	20.12%	22.62%
Expected Dividends	1.8%	1.4%	1.3%
Expected Term (In years)	3.5 - 9.0	3.1 - 4.0	0.5 - 3.4
Risk-Free Rate	2.71%	4.73%	4.60%
Weighted-Average Fair Value (Grant date)	$2.91	$3.18	$4.40

Total intrinsic value of options exercised during the period:	411,955
Total fair value of shares vested during the period:	220,930
Weighted-average period over which nonvested awards are expected to be recognized:	2.02	years

The expected lives is based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

Included in salaries and employee benefits the Company recognized $33 thousand ($0.00 per share) and $47 thousand ($0.00 per share) in share based compensation expense for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 there was $799 thousand of total unrecognized compensation cost related to non-vested equity awards under the Company’s various share based compensation plans. The $737 thousand of unrecognized compensation expense is being amortized over the remaining requisite service (vesting) periods through 2015.

8. NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS 159 on January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), Certain Assumptions Used in Valuation Methods, which extends the use of the “simplified” method, under certain circumstances, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R. Prior to SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007. The Company continues to use the simplified method in developing an estimate of the expected term of stock options.

Accounting Pronouncements Issued But Not Yet Effective

In December 2007, the FASB issued SFAS 141(R), “Business Combinations (Revised 2007) (“SFAS 141R”).  SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51” (“SFAS 160”).  SFAS 160 amends Accounting Research

Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 is intended to enhance the current disclosure framework previously required for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to include how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and their impact on an entity’s financial positions, results of operations, and cash flows.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  While the Company does not currently utilize derivative instruments, it is currently evaluating the impact of this new standard on its financial position, results of operations and cash flows.

9. FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3	Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Investment securities available for sale are the only balance sheet category the Company is required by generally accepted accounting principles to account for at fair value. The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investment securities available for sale	$82,932	$1,033	$81,799	$100	$—	$—

10. PENDING ACQUISITION

On December 2, 2007 the Company entered into a definitive agreement with Fidelity & Trust Financial Corporation (“Fidelity”) and its subsidiary Fidelity & Trust Bank for the Company to acquire Fidelity and for Fidelity & Trust Bank to be merged into EagleBank, with EagleBank being the surviving entity.

The combination is structured as a stock-for-stock exchange, under which Fidelity’s shareholders (based on an original defined conversion ratio) will receive 0.9202 shares of Eagle common stock for each share of Fidelity common stock owned. The originally defined conversion ratio is subject to possible reductions under certain circumstances set forth in the merger agreement. Based upon the closing stock price for Eagle Bancorp Inc. on November 30, 2007 and the original defined conversion ratio, the aggregate value of the transaction would be $48.8 million, or $11.51 per share of Fidelity common stock.  The value of the transaction at closing is expected to be lower, based on reductions in the conversion ratio which are expected to result from applications of the adjustment provisions of the merger agreement.  Changes in the aggregate value of the transaction will also occur based on changes in the value of Eagle common stock. Following the completion of the merger, Fidelity & Trust’s shareholders will own approximately 28% of Eagle Bancorp’s outstanding common stock, based on the original defined conversion ratio. Two members of the Fidelity & Trust Financial Corporation Board will join the Eagle Bancorp, Inc. Board and four of their directors will join the EagleBank Board.

Eagle Bancorp, Inc. is the holding company for EagleBank which commenced operations in 1998. The bank is headquartered in Bethesda, Maryland, and conducts full service banking services through nine offices, located in Montgomery County, Maryland and Washington, D.C. The Company focuses on building relationships with businesses, professionals and individuals in its marketplace.

Fidelity & Trust Bank was founded and opened in November 2003.  The Bank’s mission is to provide its customers with customized banking solutions and above all, outstanding customer service.

In late December 2007, EagleBank approved a $7 million demand line of credit to Fidelity which was secured by the stock of Fidelity & Trust Bank. That demand line of credit was increased to $9 million in March, 2008. At March 31, 2008, EagleBank had $9 million advanced under the line of credit facility which is included in Loans on the Consolidated Balance Sheets. The outstanding line amount bears interest at the prime interest rate less ¼%.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through its wholly owned banking subsidiary the Bank, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has six offices serving Montgomery County and three offices in the District of Columbia.

The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the service area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Company serves. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, equipment leasing, residential mortgages and consumer loans and cash management services. The Company has developed significant expertise and commitment as an SBA lender, has been designated a Preferred Lender by the Small Business Administration (“SBA”), and is a leading community bank SBA lender in the Washington D.C. district.

PENDING ACQUISITION

In December 2007, the Company announced the signing of a definitive agreement to acquire Fidelity & Trust Financial Corporation (“Fidelity & Trust”), parent of Fidelity & Trust Bank. At December 31, 2007, Fidelity & Trust had $447 million of assets. Fidelity & Trust Bank operates six locations, with one in Northern Virginia, three in Montgomery County, Maryland and two in the District of Columbia. The transaction is subject to regulatory and shareholder approvals and the satisfaction of other conditions, as set forth in the merger agreement. The transaction is currently anticipated to be completed in the third quarter of 2008.

Refer to “Note 10 to the Consolidated Financial Statements” on page 13 for further information on this transaction.

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

The unallocated formula allowance is used to estimate the loss associated with non-classified loans.  These unclassified loans are also stratified by loan type and risk rating, and allowance factors are assigned by management based upon a number of factors, including delinquencies, loss history, changes in lending policy and procedures, changes in business and economic conditions, changes in the nature and volume of the portfolio, management expertise, concentrations within the portfolio, quality of loan review systems, competition, and legal and regulatory requirements.  The factors assigned differ by loan type and internal risk rating.  The unallocated allowance captures losses inherent in the portfolio which have not yet been recognized.  Allowance factors and the overall size of the allowance may change from period to period based upon management’s assessment of the above described factors and the relative weights given to each factor.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including, in connection with the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors on the formula allowance and nonspecific or environmental allowance components of the allowance. The establishment of allowance factors is a continuing evaluation, based on management’s ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors have a direct impact on the amount of the provision, and a related after tax effect on net income. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.  Alternatively, errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance being in excess of amounts necessary to cover losses in the portfolio, and may result in lower provision in the future. For additional information regarding the allowance for credit losses, refer to the discussion under the caption “Allowance for Credit Losses” below.

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

RESULTS OF OPERATIONS

Summary

The Company reported net income of $1.7 million for the three months ended March 31, 2008, and March 31, 2007. Income per basic and diluted share was $0.17 for the three month period ended March 31, 2008, as compared to $0.18 per basic and $0.17 per diluted share for the same period in 2007.

The Company had an annualized return on average assets of 0.77% and an annualized return on average equity of 7.98% for the first three months of 2008, as compared to returns on average assets and average equity of 0.88% and 9.23%, respectively, for the same three months of 2007.

For the three months ended March 31, 2008, net interest income showed an increase of 8% as compared to the same period in 2007 on growth in average earning assets of 13%. For the three months ended March 31, 2008 as compared to the same period in 2007, the Company experienced a decline in its net interest margin from 4.41% to 4.19% or 22 basis points. This change was primarily due to an inability to reprice assets as quickly as liabilities in a downward rate environment and the reliance on more expensive sources of funds which has increased interest expense at a faster rate than increases in interest income.

For both the three months ended March 31, 2008 and 2007, average interest bearing liabilities funding average earning assets was 77%. Additionally, while the average rate on earning assets for the three months ended March 31, 2008, as compared to 2007 has declined by 77 basis points from 7.60% to 6.83%, the cost of interest bearing liabilities has decreased by 74 basis points from 4.17% to 3.43%, resulting in a slight decline in the net interest spread of 3 basis points from 3.43% for the three months ended March 31, 2007 to 3.40% for the three months ended March 31, 2008. The net interest margin decreased 22 basis points from 4.41% for the three months ended March 31, 2007 to 4.19% for the three months ended March 31, 2008, a higher decline than the net interest spread as the benefit of average noninterest sources funding earning assets declined from 98 basis points for the three months ended March 31, 2007 to 79 basis points for the three months ended March 31, 2008. This decline was due to the lower level of interest rates in the quarter ended March 31, 2008 as compared to 2007.

Due to the need to meet loan funding objectives in excess of deposit growth, the bank has relied to a larger extent on alternative funding sources, such as FHLB Advances and brokered deposits which costs have contributed to narrowing of the net interest spread. If significant reliance on alternative funding sources continues, the Company’s earnings could be adversely impacted.

Loans, which generally have higher yields than securities and other earning assets, increased from 87% of average earning assets in the first three months of 2007 to 89% of average earning assets for the same period of 2008.  Investment securities for the first three months of 2008 amounted to 10% of average earning assets, a decline of 2% from an average of 12% for the same period in 2007. Federal funds sold averaged 0.7% in the first three months of 2008 versus 0.2% of average earning assets for the same period of 2007.

The provision for credit losses was $720 thousand for the first three months of 2008 as compared to $303 thousand for the same period in 2007. The higher provisioning in the first three months of 2008 as compared to 2007 is primarily attributable to substantial loan growth in the first quarter of 2008 and in lesser part to changes in the portfolio mix and increases in nonperforming and problem loans.

In total, the ratio of net charge-offs to average loans was .01% for the first three months of 2008 as compared to .26% for the first three months of 2007. The continued management of a quality loan portfolio remains a key objective of the Company.

Total noninterest income was $940 thousand for the first three months of 2008 as compared to $998 thousand for the same period in 2007, a 6% decrease. This decline was primarily due to a lower volume and pricing of SBA loan sales activity, which activity is subject to significant quarterly variances.

Total noninterest expenses increased from $6.0 million in the first three months of 2007 to $6.2 million for the first three months of 2008, an increase of 3%. The primary reasons for this increase were increases in staff levels and related personnel costs, merit increases and benefit costs over the past twelve months and higher internet and license agreements costs. The efficiency ratio for the three months ended March 31, 2008 improved to 65.07% as compared to 67.44% for the same period in 2007.

For the three months ended March 31, 2008 as compared to 2007, the increase in net interest income from increased volumes, offset by the combination of a higher provision for credit losses, lower levels of noninterest income, lower net interest margin and higher levels of noninterest expenses, resulted in stable net income during the three month period.

The ratio of average equity to average assets increased from 9.59% for the first three months of 2007 to 9.67% for the first three months of 2008. As discussed below, the capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities.  The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first three months of 2008 was $8.6 million compared to $8.0 million for the first three months of 2007, an 8% increase.

The table below labeled “Average Balances, Interest Yields and Rates and Net Interest Margin” presents the average balances and rates of the various categories of the Company’s assets and liabilities for the three months ended 2008 and 2007.  Included in the table is a measurement of interest rate spread and margin.  Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Average Balances, Interest Yields And Rates, And Net Interest Margin

(dollars in thousands)

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$4,093	$43	4.23%	$4,377	$61	5.65%
Loans (1) (2) (3)	731,501	12,880	7.08%	636,225	12,531	7.99%
Investment securities available for sale (3)	84,029	1,052	5.04%	90,115	1,120	5.04%
Federal funds sold	5,840	39	2.69%	1,812	24	5.37%
Total interest earning assets	825,463	14,014	6.83%	732,529	13,736	7.60%

Total noninterest earning assets	42,709			45,814
Less: allowance for credit losses	8,142			7,463
Total noninterest earning assets	34,567			38,351
TOTAL ASSETS	$860,030			$770,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$44,143	$65	0.59%	$55,344	$66	0.48%
Savings and money market	185,589	1,067	2.31%	165,606	1,518	3.72%
Time deposits	288,965	3,296	4.59%	263,293	3,251	5.01%
Customer repurchase agreements and federal funds purchased	55,014	394	2.88%	46,577	525	4.57%
Other short-term borrowings	22,000	190	3.47%	8,000	108	5.48%
Long-term borrowings	39,670	402	4.08%	22,000	299	5.51%
Total interest bearing liabilities	635,381	5,414	3.43%	560,820	5,767	4.17%

Noninterest bearing liabilities:
Noninterest bearing demand	136,409			132,249
Other liabilities	5,040			3,921
Total noninterest bearing liabilities	141,449			136,170

Stockholders’ equity	83,200			73,890
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$860,030			$770,880

Net interest income		$8,600			$7,969
Net interest spread			3.40%			3.43%
Net interest margin			4.19%			4.41%

(1)	Includes Loans held for sale
(2)

Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on   loans totaled $297 thousand and $309 thousand for the three months ended March 31, 2008 and 2007, respectively.

(3)	Interest and fees on loans and investments exclude tax equivalent adjustments.

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

During the first three months of 2008, a provision for credit losses was made in the amount of $720 thousand and the allowance for credit losses increased $696 thousand, including the impact of $24 thousand in net charge-offs during the period. The provision for credit losses of $720 thousand in the first three months of 2008 compared to a provision for credit losses of $303 thousand in the first three months of 2007. The higher provisioning in the first three months of 2008 as compared to the same period in 2007 is primarily attributable to loan growth and in lesser part to changes in the portfolio mix and increases in non-performing and problem loans.

At March 31, 2008, the Company had $11.7 million of loans classified as nonperforming, as compared to $5.3 million at December 31, 2007, and $1.6 million at March 31, 2007. The increase in non-performing loans at March 31, 2008 as compared to December 31, 2007 relates primarily to two commercial loan relationships which include commercial real estate loans secured by residential properties which have experienced cost overruns and/or delays in the development and construction processes.  Management believes that the Company is adequately reserved for these non-performing real estate secured loans. The Company had no restructured loans at March 31, 2008, December 31, 2007 or March 31, 2007. Significant variation in these amounts may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. The Company had no Other Real Estate Owned (OREO) at March 31, 2008, December 31, 2007 or March 31, 2007. The balance of impaired loans was $11.7 million with specific reserves against those loans of $580 thousand at March 31, 2008, compared to $1.9 million of impaired loans at December 31, 2007 with specific reserves of $678 thousand and $1.6 million of impaired loans at March 31, 2007 with specific reserves of $428 thousand. The allowance for loan losses represented 1.15% of total loans at March 31, 2008 as compared to 1.12% at December 31, 2007, and 1.14% at March 31, 2007.

As part of its comprehensive loan review process, the Company’s Board of Directors and the Bank Director’s Loan Committee and or Board of Director’s Credit Review Committees carefully evaluate loans which are past-due 30 days or more.  The Committee(s) make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection.

The maintenance of a high quality loan portfolio, with an adequate allowance for possible loan losses, will continue to be a primary management objective for the Company.

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007
Balance at beginning of year	$8,037	$7,373
Charge-offs:
Commercial	—	396
Real estate – commercial	—	—
Construction	—	—
Home equity	—	—
Other consumer	24	24
Total charge-offs	24	420

Recoveries:
Commercial	—	7
Real estate – commercial	—	—
Construction	—	—
Home equity	—	—
Other consumer	—	—
Total recoveries	—	7
Net charge-offs	(24)	(413)

Additions charged to operations	720	303
Balance at end of period	$8,733	$7,263

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.26%

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	As of March 31,		As of December 31,
	2008		2007
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$3,500	20%	$3,300	21%
Real estate – commercial	3,089	51%	3,053	55%
Real estate – residential	23	0%	21	0%
Construction - commercial and residential	1,736	20%	1,314	15%
Home equity	234	8%	233	8%
Other consumer	151	1%	116	1%
Unallocated	—	0%	—	0%
Total loans	$8,733	100%	$8,037	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

The Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, non-accrual loans, restructured loans and other real estate owned, totaled $11.7 million at March 31, 2008 compared to $1.6 million at March 31, 2007. The percentage of nonperforming loans to total loans was 1.54% at March 31, 2008 compared to 0.74% at December 31, 2007 and 0.25% at March 31, 2007. The increase in non-performing loans at March 31, 2008 as compared to December 31, 2007 relates primarily to two commercial loan relationships which include commercial real estate loans secured by residential properties which have experienced cost overruns and/or delays in the development and construction processes.  Management believes that the Company is adequately reserved for these non-performing real estate secured loans.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,		December 31,
(dollars in thousands)	2008	2007	2007
Nonaccrual Loans
Commercial	$1,314	$1,601	$1,174
Other consumer	—	—	—
Home equity	123		123
Construction - commercial and residential	9,645		3,386
Real estate - commercial	629	—	641
Accrual loans-past due 90 days
Commercial	—	—	—
Other Consumer	—	—	—
Real estate - commercial	—	—	—
Restructured loans	—	—	—
Real estate owned	—	—	—
Total non-performing assets	$11,711	$1,601	$5,324

At March 31, 2008, there were an additional $237 thousand of performing loans considered potential problem loans, defined as loans which are not included in the past-due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosures in the past- due, nonaccrual or restructured loan categories.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on investment securities, income from bank owned life insurance (“BOLI’) and other income.

Total noninterest income for the three months ended March 31, 2008 was $940 thousand compared to $998 thousand for the same three month period in 2007, a 6% decrease. This decline was due primarily to a lower volume of SBA loan sales activity, which activity is subject to significant quarterly variances.

For the three months ended March 31, 2008 service charges on deposit accounts increased to $429 thousand from $349 thousand for the same three month period ended March 31, 2007, an increase of 23%. The increase in service charges on deposit accounts for the three month period was primarily related to new relationships and to the effect of lower market interest rate credits on analyzed accounts.

Gain on sale of loans consists of SBA and residential mortgage loans. For the three months ended March 31, 2008 gain on sale of loans decreased from $237 thousand to $127 thousand compared to the same three month period in 2007 or a decrease of 46%. For the three months ended March 31, 2008 the gain on sale of SBA loans decreased to $37 thousand compared to $148 thousand for the same three month period in 2007. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. EagleBank has been recognized as the leading community bank SBA lender in its marketplace. The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these residential mortgage loans yielded gains of $90 thousand in the first three months of 2008 compared to $89 thousand in the same three month period in 2007. The Company continues its efforts to expand residential mortgage lending and associated sale of these assets on a servicing released basis. Loans sold are subject to repurchase in circumstances where documentation is not accurate or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be minimal and to date have experienced no repurchases.

Other income totaled $258 thousand, for the first three months of 2008 as compared to $298 thousand for the same three month period in 2007, a decrease of 13%. The major components of income in this category consist of SBA service fees, noninterest loan fees and other noninterest fee income. Noninterest loan fees increased to $155 thousand for the three months ended March 31, 2008 from $146 thousand for the same three month period in 2007, an increase of 6%. Other noninterest fee income was $53 thousand for the three months ended March 31, 2008 compared to $94 thousand for the same three month period in 2007, a 43% decrease due primarily to declines in fees on settlement services.

Income from BOLI totaled $116 thousand for the first three months of 2008 as compared to $107 thousand for the same three month period in 2007.

For the three months ended March 31, 2008 and 2007, investment gains amounted to $10 and $7 thousand, respectively.  Sales in 2008 were made to mitigate call risk on certain US Agency securities.

Noninterest Expense

Noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, outside data processing, legal, accounting and professional fees and other expenses.

Total noninterest expense was $6.2 million for the three months ended March 31, 2008 compared to $6.0 million for the three months ended March 31, 2007, an increase of 3%.

Salaries and employee benefits were $3.6 million for the first three months of 2008, as compared to $3.4 million for the same three month period in 2007, a 9% increase. This increase was due to staff additions and related personnel costs, merit increases, incentive based compensation and increased benefit costs. At March 31, 2008, the Company’s staff numbered 174, as compared to 168 at March 31, 2007.

Premises and equipment expenses amounted to $1.1 million for the three months ended March 31, 2008 versus $1.2 million for the same three month period in 2007. This decrease of 11% was due primarily to the sublease of certain facilities in the second quarter of 2007 and a $69 thousand reduction in the expense associated with equipment repairs and maintenance. For the three months ended March 31, 2008 the Company recognized $72 thousand of sublease revenue as compared to $-0- for the same three month period in 2007. The increase in sublease revenue and cost savings reduction in repairs and maintenance more than offset the minimal increase in other ongoing operating expenses associated with the Company’s facilities, all of which are leased.

Marketing and advertising costs decreased from $91 thousand for the three months ended March 31, 2007 to $81 thousand for the same three month period in 2008, a decrease of 11%. This decline was due primarily to shifting certain design work in-house, the absence of time deposit advertising, and a significant reduction in sponsorships.

Legal, accounting and professional fees were $170 thousand for the three months ended March 31, 2008, as compared to $144 thousand for the same three month period in 2007, an 18% increase. This increase is primarily due to increased efforts on collection of nonperforming assets. The costs related to the pending acquisition of Fidelity & Trust, which will be capitalized as of the consummation of the transaction, are not included in these expense totals.

Other expenses, decreased to $1.2 million in the three months ended March 31, 2008 from $1.3 million for the same three month period in 2007, or a decrease of 1%. The major components of costs in this category include internet license agreements, outside data processing, insurance expenses, ATM expenses, broker fees, telephone, courier, correspondent bank fees, office supplies and printing, record management and storage costs, director fees and FDIC insurance premiums.  For the three months ended March 31, 2008, as compared to the same three month period in 2007, the significant decreases in this category were primarily outside data processing, courier fees, postage and training and seminar costs.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (termed effective tax rate) increased to 36.8% for the three months ended March 31, 2008 as compared to 35.7% for the same three month period in 2007. This increase was due primarily to lower amounts of U.S. government agency income in the three months ended March 31, 2008 as compared to the same three month period in 2007, which is non-taxable for state tax purposes, a higher state corporate income tax rate and to lower amounts of share based compensation in 2008 as compared to 2007 which is partially non-deductible for financial accounting purposes.

FINANCIAL CONDITION

Summary

At March 31, 2008, assets were $899.5 million, loans were $759.5 million, deposits were $685.7 million, customer repurchase agreements and other borrowings were $123.7 million and stockholders’ equity was $83.5 million. As compared to December 31, 2007, assets grew by $53.1 million (6.3%), loans by $42.9 million (6.0%), deposits increased by $54.8 million (8.7%), customer repurchase agreements and other borrowings decreased by $4.7 million (3.6%) and stockholders’ equity grew by $2.4 million (2.9%).

The Company paid a dividend of $0.06 per share for the first quarter of 2008 and 2007.

Loans

Loans, net of amortized deferred fees and costs, at March 31, 2008, December 31, 2007 and March 31, 2007 by major category are summarized below:

	As of March 31,		As of December 31,		As of March 31,
	2008		2007		2007
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$154,761	20%	$149,332	21%	$135,181	21%
Real estate mortgage – commercial (1)	385,119	51%	392,757	55%	353,109	55%
Real estate mortgage – residential	2,026	0%	2,160	0%	1,509	0%
Construction - commercial and residential (1)	153,675	20%	110,115	15%	94,439	15%
Home equity	57,793	8%	57,515	8%	48,935	8%
Other consumer	6,173	1%	4,798	1%	4,183	1%
Total loans	759,547	100%	$716,677	100%	637,356	100%
Less: Allowance for Credit Losses	(8,733)		(8,037)		(7,263)
Net Loans and Leases	$750,814		$708,640		$630,093

(1) Includes loans from land acquisition and development.

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

For the three months ending March 31, 2008, noninterest bearing deposits increased $1.0 million as compared to December 31, 2007, while interest bearing deposits increased by $53.8 million during the same three month period, primarily due to growth in certificates of deposits.

Approximately 44% of the Bank’s deposits at March 31, 2008 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking, and given the demographics of the Company’s marketplace, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand, although some exceptions have been made for large deposit transactions. When appropriate in order to fund strong loan demand, the Bank accepts certificates of deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line and to brokered deposits obtained from qualified investment firms. These deposits amounted to approximately $38.5 million or 6% of total deposits at March 31, 2008, as compared to approximately $10.2 million or 2% of total deposits at December 31, 2007.  The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which these deposits can be acquired.

At March 31, 2008, the Company had approximately $143.5 million in noninterest bearing demand deposits, representing 21% of total deposits. This compared to approximately $142.5 million of these deposits at December 31, 2007. These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $61.7 million at March 31, 2008 compared to $52.9 million at December 31, 2007. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At March 31, 2008, the Company had no outstanding balances under its lines of credit provided by correspondent banks, as compared to $23.5 million at December 31, 2007. The Bank had $62.0 million of FHLB borrowings outstanding at March 31, 2008 and $52.0 million outstanding at December 31, 2007. These advances are secured by a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

Liquidity Management

Liquidity is a measure of the Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s entire investment securities portfolio is in an available-for-sale status which allows it flexibility to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources. The Company maintains secondary sources of liquidity, which includes a $15 million line of credit with a correspondent bank, secured by the stock of the Bank, against which there were no amounts outstanding at March 31, 2008. Additionally, the Bank can purchase up to $76.5 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were no borrowings outstanding at March 31, 2008. At March 31, 2008, the Bank was also eligible to take advances from the FHLB up to $98.5 million based on collateral at the FHLB, of which it had $62.0 million of advances outstanding. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

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

At March 31, 2008, under the Bank’s liquidity formula, it had $224.0 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

The following is a schedule of significant funding commitments at March 31, 2008:

(in thousands)
Unused lines of credit (consumer)	$52,611
Other commitments to extend credit	222,795
Standby letters of credit	9,203
Total	$284,609

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

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current interest rate environment, the Company has been extending the duration of its investment portfolios and acquiring more variable and short-term liabilities, so as to mitigate the risk to earnings and capital should interest rates decline from current levels. There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model (simulation analysis) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rate up 100 and 200 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, and net income over the next twelve and twenty four month periods and to the market value of equity impact.

For the analysis presented below, at March 31, 2008, the bank modified an assumption for the re-pricing of money market deposit accounts to reflect a change of 50 basis points in money market interest rates for each 100 basis points in market interest rates in both a decreasing and increasing interest rate shock scenario. This assumption change was based on the bank’s demand for funds and its recent experience with market interest rates. Analysis prior to September 30, 2007 assumed that money market rates were changed 100 basis points for each 100 basis points movement in general interest rates.

As quantified in the table below, the Company’s analysis at March 31, 2008 shows a moderate effect on net interest income, net income and the economic value of equity when interest rates are shocked down 100 and 200 basis points and up 100 and 200 basis points, due to the significant level of variable rate and repriceable assets and liabilities. The re-pricing duration of the investment portfolio is about 2.5 years, the loan portfolio about 1.2 years; the interest bearing deposit portfolio about 1.6 years and the borrowed funds portfolio about 1.0 years.

The following table reflects the result of a shock simulation on the March 31, 2008 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in Market Value of Portfolio Equity
+200	-3.7%	-9.4%	-8.8%
+100	-2.1%	-5.2%	-3.3%
0	—	—	—
-100	+0.1%	+0.1%	-2.4%
-200	-5.1%	-12.8%	-5.8%

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

Market interest rates have declined significantly for the first quarter of 2008, which tends to create floors (given a shock of
-200 basis points) on various deposit interest rate products, as interest rates cannot be reduced below zero. This lower level of market interest rates at March 31, 2008 as compared to December 31, 2007 has resulted in an increase in net interest income and net income earnings at risk in a declining interest rate scenario.

The results of simulation at March 31, 2008 are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy risk limit of 15% negative change for a 100 basis point change in market interest rate shock and a policy risk limit of 20% negative change for a 200 basis point change in market interest rate shock.  For the market value of equity, the Company has adopted a policy risk limit of 20% negative change for a 100 basis point change in market interest rates shock and a policy risk limit of 25% negative change for a 200 basis point change in market interest rates shock.

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

Based on the current economic environment, management has generally been endeavoring to extend the duration of assets, to acquire more fixed and renegotiable rate loans, and has been emphasizing the acquisition of shorter-term time deposits.  The Company has also been acquiring lower cost FHLB callable advances to better manage the net interest margin. This strategy has mitigated the Company’s exposure to lower interest rates as measured at March 31, 2008. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the sensitivity of the Company to changes in interest rates. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At March 31, 2008, the Company had a positive cumulative GAP position of approximately 9% of total assets out to three months and a negative cumulative GAP position of about 1% out to 12 months, as compared to a three month positive GAP of 2% and a negative cumulative GAP out to 12 months of 6% at December 31, 2007  The change in the GAP position at March 31, 2008 as compared to December 31, 2007 relates primarily to a change in the mix of loans toward more construction loans, whose interest rates generally are variable rate. The current position is within guideline limits established by ALCO.

If interest rates decline, the Company’s net interest income and margin are expected to contract slightly because of the significantly lower market rates at March 31, 2008 as compared to December 31, 2007 and the inability to significantly lower deposit interest rates.  Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the effects of a declining interest rate environment may not be in accordance with management’s expectations. If interest rates move significantly up or down, the Company’s interest rate sensitivity position at March 31, 2008 shows risk exposures within established policy limits established by ALCO. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP Analysis

March 31, 2008

(dollars in thousand)

Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non-sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investments securities	$9,583	$13,776	$43,023	$5,503	$11,047	$82,932
Loans (1)(2)	336,797	118,030	175,314	92,873	38,478	761,492
Fed funds and other short-term investments	18,243	—	—	—	—	18,243
Other earning assets	—	12,100	—	—	—	12,100
Total	$364,623	$143,906	$218,337	$98,376	$49,525	$874,767	$24,700	$899,467

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$4,287	$13,629	$36,344	$36,343	$52,905	$143,508
Interest bearing transaction	23,917	—	9,562	9,562	4,781	47,822
Savings and money market	96,673	—	38,670	38,670	19,335	193,348
Time deposits	69,910	220,478	7,037	3,012	625	301,062
Customer repurchase agreements	61,727	—	—	—	—	61,727
Other borrowings	22,000	—	20,000	20,000	—	62,000
Total	$278,514	$234,107	$111,613	$107,587	$77,646	$809,467	$6,463	$815,930
GAP	$86,109	$(90,201)	$106,724	$(9,211)	$(28,121)	$65,300
Cumulative GAP	$86,109	$(4,092)	$102,632	$93,421	$65,300

Cumulative gap as percent of total assets	9.57%	(0.45)%	11.41%	10.39%	7.26%

(1)  Includes loans held for sale

(2)  Non-accrual loans are included in the over 60 months category

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

Capital

The actual capital amounts and ratios for the Company and Bank as of March 31, 2008 and March 31, 2007 are presented in the table below:

					For Capital	To Be Well
	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *
As of March 31, 2008
Total capital to risk-weighted assets	$90,880	10.95%	$86,437	10.48%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	82,147	9.90%	77,734	9.42%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	82,147	9.55%	77,734	9.11%	3.0%	5.0%

As of March 31, 2007
Total capital to risk-weighted assets	$81,912	12.00%	$73,830	11.00%	8.0%	10.0%
Tier 1 to risk-weighted assets	74,949	11.00%	66,599	9.90%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	74,949	9.70%	66,599	8.70%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company.  At March 31, 2008, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

Item 1A - Risk Factors

There have been no material changes as of March 31, 2008 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Submission of Matters to a Vote of Security Holders	None

Item 5 - Other Information	None

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of December 2, 2007 by and among Eagle Bancorp, Inc., Woodmont Holdings, Inc., Fidelity & Trust Financial Corporation and Fidelity & Trust Bank (1)
3.1	Certificate of Incorporation of the Company, as amended (2)

3.2	Bylaws of the Company (3)
10.1	1998 Stock Option Plan (4)
10.2	Employment Agreement between Michael Flynn and the Company(5)
10.3	Employment Agreement between Thomas D. Murphy and the Bank(5)
10.4	Employment Agreement between Ronald D. Paul and the Company(6)
10.5	Director’s Fee Agreement between Leonard L. Abel and the Company(6)
10.6	Employment Agreement between Susan G. Riel and the Bank(5)
10.7	Employment Agreement between Martha Foulon-Tonat and the Bank(5)
10.8	Employment Agreement between James H. Langmead and the Bank(5)
10.9	Employee Stock Purchase Plan(7)
10.10	2006 Stock Plan(7)
11	Statement Regarding Computation of Per Share Earnings
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a) Certification of Ronald D. Paul
31.2	Rule 13a-14(a) Certification of James H. Langmead
31.3	Rule 13a-14(a) Certification of Susan G. Riel
31.4	Rule 13a-14(a) Certification of Michael T. Flynn
32.1	Section 1350 Certification of Ronald D. Paul
32.2	Section 1350 Certification of James H. Langmead
32.3	Section 1350 Certification of Susan G. Riel
32.4	Section 1350 Certification of Michael T. Flynn

(1)                                 Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 3, 2007.

(2)                                 Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the period ended September 30, 2002.

(3)                                 Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.

(4)                                 Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-78449.

(5)                                 Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(6)                                 Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

EAGLE BANCORP, INC.

Date: May 12, 2008	By:	/s/ Ronald D. Paul
Ronald D. Paul, President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ James H. Langmead
James H. Langmead, Senior Vice President and
Chief Financial Officer