Form 10-K/A
period 2007-12-31
EAGLE BANCORP INC
filed 2008-06-25
CIK 1050441

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2007 was approximately $135 million.

EXPLANATORY NOTE

         We filed our Annual Report on Form 10-K for the year ended December 31, 2007 on March 14, 2008 (the "Original Report"). We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to revise the following:

  1.
  Disclose information required by paragraph 17 of FASB Staff Position Nos. FAS 115-1 and 124-1 related to our available-for-sale securities for each period that a consolidated balance sheet was presented.

  2.
  Provide an expanded discussion of the specific operations of Eagle Commercial Ventures ("ECV").

  3.
  Managements Report on Internal Control Over Financial Reporting contained an inaccurate date reference.

  4.
  Supplementing the executive compensation information contained in the Company's proxy statement for its annual meeting of shareholders held on May 22, 2008, which is incorporated by reference.

  5.
  Exhibits 31.1, 31.2, 31.3 and 31.4 contained inappropriate modifications.

         No other changes to the Original Report are included in this Amendment other than the items mentioned above and to provide currently-dated Exhibit Nos. 23, 31.1, 31.2, 31.3, 31.4, 32.1, 32.2, 32.3 and 32.4.

         This Amendment is being filed in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "SEC") in connection with the staff's review of the Original Report. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted above. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

         As of March 11, 2008, the number of outstanding shares of the Common Stock, $.01 par value, of Eagle Bancorp, Inc. was 9,780,418.

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

PART I	Item 1.	Business. See "Business" at Pages 66 through 70, "Employees" at Page 76, "Market Area and Competition" at Pages 77 through 78 and "Regulation" at Pages 78 through 83.
	Item 1A.	Risk Factors. See "Risk Factors" at Pages 70 through 75.
	Item 1B.	Unresolved Staff Comments. None.
	Item 2.	Properties. See "Properties" at Page 83 through 84.
	Item 3.	Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.
	Item 4.	Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2007.
PART II	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See "Market for Common Stock and Dividends" at Pages 32 though 34.
	Item 6.	Selected Financial Data. See "Six Year Summary of Financial Information" at Page 3.
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" at Pages 4 through 32.
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk. See "Interest Rate Risk Management—Asset/Liability Management and Quantitative and Qualitative Disclosure About Market Risk" at Page 28 through Page 31.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Pages 35 through 65.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A.	Controls and Procedures. See "Disclosure Controls and Procedures" at Page 84 and "Management Report on Internal Control Over Financial Reporting" at Page 85.
	Item 9B.	Other Information. None.
PART III	Item 10.	Directors, Executive Officers and Corporate Governance. The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.
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
	Item 11.	Executive Compensation. The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors—Director's Compensation" and "Executive Compensation" in the Proxy Statement, and is supplemented by the information under "Item 11" at page 84.
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. See "Market for Common Stock and Dividends—Securities Authorized for Issuance Under Equity Compensation Plans" at page. The remainder of the information required by this Item is incorporated by reference to the material appearing under the caption "Voting Securities and Principal Shareholders" in the Proxy Statement.
	Item 13.	Certain Relationships and Related Transactions and Director Independence. The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement.
	Item 14.	Principal Accountant Fees and Services. The information required by this Item is incorporated by reference to the material appearing under the caption "Independent Registered Public Accounting Firm—Fees Paid to Independent Accounting Firm" in the Proxy Statement.
PART IV	Item 15.	Exhibits, Financial Statement Schedules. See "Exhibits and Financial Statements" at Page 87.

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

Higher Risk Lending—Revenue Recognition

        The Company has directly made higher risk acquisition, development, and construction (ADC) loans that entail higher risks than ADC loans made following normal underwriting practices ("higher risk loan transactions"). These higher risk loan transactions are currently made through the Company's subsidiary, ECV, which was formed in July 2006. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of Statement of Financial Accounting Standards No. 66 (SFAS No. 66). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions of SFAS No. 66 and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of non-interest income based on its nature under SFAS No. 66 as profit from the sale of real estate.

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

Note 1—Significant Accounting Policies (Continued)

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

Note 1—Significant Accounting Policies (Continued)

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

Note 1—Significant Accounting Policies (Continued)

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

Note 1—Significant Accounting Policies (Continued)

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

        Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2007 and 2006 are as follows:

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

        All of the bonds reflected in the above table (the debt instruments) are rated AAA. The debt instruments comprise 100% of the gross unrealized losses at December 31, 2007. The debt instruments have a weighted average duration of 2.2 years, low credit risk, and modest loss (approximately .2%) when compared to amortized cost. The gross unrealized gain on other equity investments represents two banking company stocks owned by the Company (parent only), one of which is not traded on an exchange. The estimated fair value is determined by broker quotes. The unrealized losses that exist on the debt securities are the result of market changes in interest rates since the original purchase. These factors coupled with

Note 3—Investment Securities Available-for-Sale (Continued)

the fact that the Company has both the intent and ability to hold these investments for the period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary. In addition, at December 31, 2007, the Company held $4.9 million in equity securities in Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stocks which are held for regulatory purposes and are not marketable.

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

        From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, Eagle Commercial Ventures, LLC. ("ECV"), which under its operating agreement conducts lending only to real estate projects where the Company's directors or lending officers have significant expertise. Such loans, which are normally made to finance projects which are also financed at the Bank level, may have higher risk characteristics than loans made by the Bank, such as lower priority interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loans transactions carry a standard rate of current interest, but also earn additional interest based on a percentage of the profits of the underlying project. This additional interest is recognized upon full repayment of the underlying loan and substantial completion of the project. For one such higher risk transaction, the underlying loan was fully paid at the end of 2006 and provided significant additional interest/revenue to the Company in 2007. This was reflected as other income in the Company's 2007 financial reports. Refer to the discussion under "Management's Discussion and Analysis-Non-interest Income" and "Loan Portfolio", for further information on the Company's and ECV's higher risk lending activities.

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

Item 11

        The following information supplements the information included under the caption "Employment Agreements" at page 16 of the Company's proxy statement for the annual meeting of shareholders held on May 22, 2008.

        The Company has included post termination payments and change in control payments in the employment contracts of all of its executive officers since the organization of the Company. The Board of Directors of the Company has always considered that such provisions provide continuity of executive management, employment security which is conducive to maximum employee effort and valuable protections for the Company and its executive officers. The rate of the payments relating to termination by the Company without cause reflects the base salary for the remainder of each officer's contractual term. With respect to the change in control payments, the Company initially determined to provide payouts of 2.99 times base salary, subject to the cap imposed under Section 280G of the Internal Revenue Code, in order to provide senior executive employees with a sense of security in case of a potential sale of the Company, where it is likely that some or all of such employees may be terminated or have their positions diminished, and to provide as strong a compensation package as possible. The Company had determined, based on review of general compilations of executive compensation materials, that 2.99 times was a common change in control payment in the banking and other industries. As the Company grew and reviewed its employment contracts, the Company determined that such a level of change in control compensation remained a common level, and determined not to revise the level included in its compensation contracts.

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

        Management assessed the Company's system of internal control over financial reporting as of December 31, 2007. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control—Integrated Framework." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

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

EAGLE BANCORP, INC.
JUNE 25, 2008	by:	/s/ RONALD D. PAUL Ronald D. Paul, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LEONARD L. ABEL Leonard L. Abel	Director	June 25, 2008
/s/ LESLIE M. ALPERSTEIN, PH.D. Leslie M. Alperstein, Ph.D.	Director	June 25, 2008
/s/ DUDLEY C. DWORKEN Dudley C. Dworken	Director	June 25, 2008
/s/ PHILIP N. MARGOLIUS Philip N. Margolius	Director	June 25, 2008
/s/ RONALD D. PAUL Ronald D. Paul	Chairman, President, Principal Executive Officer of the Company	June 25, 2008
/s/ LELAND M. WEINSTEIN Leland M. Weinstein	Director	June 25, 2008
/s/ HARVEY M. GOODMAN Harvey M. Goodman	Director	June 25, 2008
/s/ DONALD R. ROGERS Donald R. Rogers	Director	June 25, 2008
/s/ JAMES H. LANGMEAD James H. Langmead	Senior Vice President and Chief Financial Officer of the Company Principal Financial and Accounting Officer	June 25, 2008

QuickLinks

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