Form 10-K/A
period 2007-12-31
EAGLE BANCORP INC
filed 2008-07-23
CIK 1050441

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 2)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission file number: 0-25923

Eagle Bancorp, Inc.

 (Exact Name of Registrant as Specified in its Charter)

Maryland	52-2061461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7815 Woodmont Avenue, Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code:  (301) 986-1800

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
Common Stock $.01 par value	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act.

Yes   ☐  No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes   ☐  No   ☒

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended December 31, 2007 on March 14, 2008 (the “Original Report”), and filed Amendment No. 1 on June 25, 2008. We are filing this Amendment No. 2on Form 10-K/A ( “this Amendment”) for the following purposes:

1.  To include the full text of material responsive to Item 11 of Form 10-K in accordance with Rule 12b-15; and

2.  To provide additional disclosures in respect of the Senior Executive Incentive Bonus Plan.

This Amendment is being filed in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) in connection with the staff’s review of the Original Report and Amendment No 1. We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in Amendment No 1 and above. Also, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, as amended and our other filings with the SEC subsequent to the filing of the Original Report.

Item 11  Executive Compensation

Compensation Committee.  The Board of Directors has an Executive Compensation Committee, consisting of all of the members of the Board of Directors who are “independent directors” within the meaning of NASDAQ Rule 4200(a)(15). The Executive Compensation Committee has the sole responsibility for determining executive compensation, including that of the named executive officers. The Executive Compensation Committee makes determination with respect to salary levels, bonus compensation and equity compensation awards for executive officers. In exercising its role, the Executive Compensation Committee may consider information or recommendations to the Executive Compensation Committee provided by the Compensation Committee of the Bank, which determines compensation policy for nonexecutive employees.  The Bank Compensation Committee is currently comprised of Mr. Blitz, the Chairman, and Messrs. Abel, Dworken, Natovitz, Paul, Rogers and Weinstein. Mr. Paul does not participate in, or remain present during, discussions of his compensation. Each of the Executive Compensation Committee of the Company nor the Bank Compensation Committee has a charter.  The charter of the Company’s Executive Compensation Committee is available on the Company’s website at www.eaglebankmd.com. During the 2007 fiscal year, the Executive Compensation Committee met one (1) time.

In January 2008, the Executive Compensation Committee authorized the retention of a compensation consultant every other year to assist the Company in evaluating executive compensation levels and the form of executive compensation.  The first year of such retention will be during 2008 in connection with compensation levels for 2009.  Previously, in 2005, the Compensation Committee of the Bank engaged Clark Consulting (“Clark”), an executive compensation and benefits consulting firm of national scope and reputation, to evaluate whether its compensation levels were reasonably competitive and to make specific compensation plan recommendations with respect to changes in executive compensation levels and development of an equity compensation strategy.

Compensation Committee Interlocks and Insider Participation. No member of the Executive Compensation Committee has served as an officer or employee of the Company or Bank at any time. None of our executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board of Directors.  None of our executive officers serve as a member of the board of directors of any other company that has an executive office serving as a member of the Executive Compensation Committee. Except for loans and deposit transactions in the ordinary course of business made on substantially the same terms, including interest rates and collateral, as those for comparable transactions with unaffiliated parties, and not presenting more than the normal risk of collectability or other unfavorable features, no member of the Executive Compensation Committee or any of their related interests has any material interest in any transaction involving more than $120,000 to which the Company is a party.

Compensation Disclosure and Analysis

In this Compensation Disclosure and Analysis, we give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Later in this proxy statement under the heading “Executive Compensation Tables,” you will find a series of tables containing specific information about the compensation earned or paid in 2007 to Mr. Paul, the Chief Executive Officer of the Company, Mr. Langmead, the Chief Financial Officer, and the four most highly compensated executive officers of the Company (including officers of the Bank) who received total compensation of $100,000 or more during the fiscal year ended December 31, 2007, referred to as our “named executive officers.”

Compensation Objectives

The primary objectives of the Board of Directors with respect to executive compensation is to tie annual and long-term cash and stock incentives to the achievement of measurable Company and individual performance objectives, thereby aligning the executive’s incentive with maintaining and increasing shareholder value.  We attempt to achieve these objectives through compensation policies and programs that tie a significant portion of our named executives officers’ overall compensation, potentially 30-45% in the form of cash bonuses and equity compensation awards, to our short and long term financial performance. We also recognize that ours is a highly competitive market for executive officers, and that we compete for personnel against not only local community banks in Montgomery County and Washington D.C., but against national, regional and local institutions that operate in the entire metropolitan

Washington D.C. area, and in surrounding markets. Our compensation philosophy is to reward our executives with compensation at or above market competitive rates, regardless of institution size, while rewarding outstanding performance. Although each of our executive officers is responsible for different areas of the Bank, they are viewed as having the same level of responsibility, therefore, the same base compensation is warranted.  We differentiate the achievements of each executive officer’s performance in the cash bonus and equity compensation award.

During 2005, the Compensation Committee of the Bank first engaged Clark Consulting (“Clark”), an executive compensation and benefits consulting firm of national scope and reputation, to evaluate whether the Company’s compensation levels were reasonably competitive and to make specific compensation plan recommendations with respect to changes in executive compensation levels and development of an equity compensation strategy.  The Company requested Clark’s review, as an objective third party, to summarize issues relative to topics such as competitive executive compensation and incentive practices with the intent to identify appropriate compensation levels. The review utilized 2005 proxy data for a peer group of 23 publicly traded banks(1), the selection of which was based upon similarities in asset size, geographic location, and performance (the “custom peer group”). A second peer group(2), comprised of the local community banks against which the Company perceives itself as directly competing for personnel (the “supplemental peer group”), was also reviewed. It was found that the Company’s equity based compensation, over three years, was on average in the 75th percentile compared to the custom peer group, while its equity compensation levels generally trailed those of the supplemental peer group. Therefore, based on the review of this peer group information, the Company sought to establish the 2006 Stock Plan, and to increase the percentage of executive compensation tied to performance based equity awards.  In addition, as part of the overall review it was found that when cash compensation was compared to the 75th percentile of the custom peer group, the Company’s level of cash compensation was trailing slightly, and was found to be low or below market, and to be below market when compared to the supplemental peer group.  The Company did not retain a compensation consultant in connection with 2007 compensation decisions, although the Executive Compensation Committee has authorized the retention of a consultant on a biannual basis, commencing with 2008 decisions regarding 2009 compensation.  Accordingly, compensation decisions for 2007 were made without the direct input of any independent third party, but based on the Executive Compensation Committee’s evaluation of changes in the compensation at the comparable companies, and current challenges facing the Company and community banking industry.

Compensation Components

The key components of our executive compensation program for all named executive officers other than Mr. Paul consist of a base salary, performance-based compensation plans, including our Senior Executive Incentive Bonus Plan, a performance based cash bonus plan, and the 2006 Stock Plan, a long-term equity based compensation plan, potential discretionary cash bonuses, and a 401(k) Plan. Base salary and bonus, or cash compensation, comprise the substantial portion of total executive compensation. For Mr. Paul, whose formal responsibilities have increased in recent years, base salary is the principal form of compensation, along with awards of stock options, which ties a significant portion of his compensation to increases in shareholder value as reflected in long term increases in the price of the common stock.

Base Salary

The Board of Directors believes that base salary for named executive officers should be targeted at market competitive levels, regardless of the size of the institution, while rewarding outstanding performance with above-average total compensation. Base salaries are reviewed annually and adjusted from time to time, based on our review of market data and assessment of Company and individual executive performance. For 2007, base salaries were targeted

(1)   First Mariner Bancorp, Inc. (FMAR); First United Corp (FUNC); Columbia Bancorp, Inc./Columbia Bank (acquired by Fulton Financial Corporation (FULT)); National Bankshares Inc. (NKSH); Shore Bancshares Inc. (SHBI); BCSB Bankcorp Inc. (BCSB); CNB Financial Corp. (CCNE); Republic First Bancorp Inc. (FRBK); Harleysville Savings Financial (HARL); Abington Community Bancorp (ABBC); Severn Bancorp Inc. (SVBI); Eastern Virginia Bankshares (EVBS); Old Point Financial Corp. (OPOF); Bryn Mawr Bank Corp. (BMTC); Fidelity Bancorp Inc. (FSBI); C&F Financial Corp. (CFFI); Middleburg Financial Corp. (MBRG); QNB Corp. (QNBC); Premier Community Bankshares (PREM); Highlands Bankshares Inc. (HBKA ); Washington Savings Bank FSB (WSB); Tri-County Financial Corp. (TCFC); Alliance Bankshares Corp. (ABVA).

(2)   Sandy Spring Bancorp, Inc. (SASR); First Mariner Bancorp, Inc.; Cardinal Financial Corporation (CFNL); Columbia Bancorp, Inc./Columbia Bank; Virginia Commerce Bancorp, Inc. (VCBI); James Monroe Bancorp, Inc./James Monroe Bank (acquired by Mercantile Bankshares Corporation/PNC Financial Group, Inc.).

to be competitive with salaries of the supplemental peer group, while changes made to base salaries for 2008 were targeted to maintain the competitiveness of overall compensation with that peer group.

Senior Executive Incentive Bonus Plan

Executive management, including all named executive officers other than Mr. Paul, participates in the annual incentive bonus plan for senior executives.  Under the plan, an executive is eligible to earn a percentage of his or her base salary based on achievement of Company and individual performance objectives. During 2007, participating executives could earn up to 23% of base salary in bonus, based upon Company wide and individual performance metrics, which can vary each year.  The incentive bonus plan was established to maintain the competitiveness of our total cash compensation for executives compared to peers.  In order for the executive to receive any portion of the potential aggregate bonus payout, the Company must first meet established income goals.  Then, component portions of the aggregate potential bonus may be earned, based upon the achievement of designated performance targets relating to Non Interest Income, Net Interest Margin, Efficiency Ratio, Deposit Growth, Loan Growth, Non Interest Expense and/or other financial performance measures. The measures to which each named executive’s award is subject may vary depending on the officer’s area of responsibility. Each component portion of the potential bonus is subject to payment only if the target is met or exceeded in total, with no provision for partial or graduated payments.  The actual bonus which an individual named executive officer may receive may therefore be equal to or below the indicated amount or percentage.  In addition, the Board of Directors reserves the right to grant a discretionary bonus in addition to the performance related bonus, or to award all or a portion of the aggregate potential bonus where the targets are not met, based upon extenuating factors. No amounts were paid pursuant to the Senior Executive Incentive Bonus Plan for 2007 performance, as targets were not met, although discretionary bonuses were paid to named executive officers other than Mr. Paul.  For 2008, participating officers are eligible to earn up to 23% of base salary under this plan.

Equity Compensation

We believe that our long-term interests are best advanced by aligning the interests of our executive officers with the interests of our shareholders. Accordingly, we make awards of stock options, stock appreciation rights (“SARS”) and restricted stock available to our executive officers pursuant to our 2006 Stock Plan, which was adopted by our shareholders in 2006. Previously, stock options were granted under our 1998 Stock Option Plan, but options may no longer be granted under the 1998 Stock Option Plan.  Mr. Paul has been granted only stock options in order to tie his potential compensation to increases in shareholder value as reflected in the stock price. In 2007, other named executive officers were granted SARs with an expected value of 5% of base salary and performance based restricted stock with a grant date fair value of up to 20% of base salary assuming the maximum award were received. Previously all executive officers received awards of stock options, generally vesting in two equal annual installments, commencing on the date of grant.  These awards are targeted to the 75th percentile of the custom peer group.  In 2008, all named executive officers received grants of stock options, with three installment vesting.

Equity compensation awards for named executive officers and employees are generally approved in January or early February of each year, or in connection with revisions to annual compensation.  Awards may be made periodically for new hires during the year.  Awards are based on a number of criteria including the relative rank of the executive within the Company and his or her specific contributions to the success of the Company.  Our equity award process is independent of any consideration of the timing of the release of material nonpublic information, including with respect to the determination of grant dates or stock option exercise prices.  Similarly, we expect that the release of material nonpublic information will not be timed with the purpose or intent to affect the value of executive compensation

401(k) Plan

Our 401(k) Plan allows all officers and employees of the Company working 1,000 hours or more in a calendar year to defer a portion of their compensation, and provides a match of up to 3% of their base salaries and bonus amounts, subject to certain IRS limitations. While the decision to match employee contributions is discretionary, all employees receive the same percentage match.

Employment and Severance Arrangements

Each of our named executive officers has an employment agreement which contains provisions for payments upon a change in control of the Company, and provides for noncompetition and nonsolicitation provisions benefiting the Company under certain circumstances.  These agreements are described in detail under the caption “Executive Compensation Tables – Employment Agreements.” The Executive Compensation Committee, believes that the agreements provide continuity of executive management, employment security which is conducive to maximum employee effort and valuable protections for the Company and its executive officers.

Inter-Relationship of Elements of Total Compensation

The various elements of the compensation package are not interrelated. For example, if it does not appear as though the target bonus will be achieved, the size of equity compensation awards will not be affected. While the potential size of an element of compensation may be expressed as a percentage of base or total compensation, there is no significant interplay of the various elements of total compensation between each other. If awards that are granted in one year become less valuable, or less likely of vesting, the amount of the bonus or base compensation to be paid the executive officer for the next year is not impacted. Similarly, if equity awards become extremely valuable, the amount of base compensation or bonus to be awarded for the next year is not affected. While the Board has discretion to make exceptions to any base compensation or bonus payouts under existing plans, it has not approved any exceptions to the plans with regard to any executive officers.

Other Information

We have no equity or security ownership requirements or guidelines for executive officers, however, all of the executive officers own common stock, and options to purchase common stock, SARs payable in common stock or performance based awards of restricted stock pursuant to our equity compensation plans. We also have no policy with regard to the adjustment or recovery of awards or payments if the relevant company performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment. We have not the need to address such circumstances, and expect that we would address the issue of award or payment recovery at the time circumstances requiring it present themselves, in light of all the facts and circumstances. Perquisites, which are not material to the named executives overall compensation, are noted in the Summary Compensation Table.

Input from the Chief Executive Officer is considered by the Executive Compensation Committee and Bank Compensation Committee regarding the criteria to be used to determine base salary, bonuses and other benefits for named executive officers other than the Chief Executive Officer. Although input from the Chief Executive Officer is considered by the Executive Compensation Committee, it is not given any disproportionate weight. The Executive Compensation Committee has the final authority on compensation matters for all executive officers.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Disclosure and Analysis with management. Based on our review and discussion with management we have recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this proxy statement and incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2007.

Members of the Company’s Executive Compensation Committee

Leonard L. Abel	Philip N. Margolius, Chairman
Leslie M. Alperstein, Ph.D.	Donald R. Rogers
Dudley C. Dworken	Leland M. Weinstein
Harvey M. Goodman

This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such acts.

Executive Compensation Tables

The following table sets forth a comprehensive overview of the compensation for Mr. Paul, the President of the Company, Mr. Langmead, the Chief Financial Officer of the Company, and the four most highly compensated executive officers of the Company (including officers of the Bank) who received total compensation of $100,000 or more during the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards (2)	Option Awards (2)	Non Equity Incentive Plan Compensation	All Other Compensation		Total
Ronald D. Paul, President and Chief Executive Officer of the Company; Chief	2007	$350,000	$—	$—	$74,228	$—	$—		$424,228
Executive Officer of the Bank	2006	$197,827	$—	$—	$24,308	$—	$—		$222,235

James H. Langmead, Senior Vice President, Chief Financial Officer of the Company; Executive Vice	2007	$231,525	$20,000	$6,829	$6,029	$—	$19,697	(3)	$284,080
President, Chief Financial Officer of the Bank	2006	$207,595	$14,327	$7,871	$5,211	$—	$5,691	(4)	$240,695

Michael T. Flynn, Executive Vice President, Chief Operating Officer of the Company; President -	2007	$236,080	$5,000	$7,325	$6,703	$—	$18,460	(5)	$273,568
District of Columbia Division of the Bank	2006	$236,080	$5,000	$9,768	$6,505	$—	$18,290	(6)	$275,643

Thomas D. Murphy, Executive Vice President of the Company; President - Montgomery	2007	$231,525	$12,500	$7,090	$6,429	$—	$21,479	(7)	$279,023
County Division of the Bank	2006	$220,500	$12,500	$9,123	$6,075	$—	$19,922	(8)	$268,120

Susan G. Riel, Executive Vice President – Chief	2007	$231,525	$27,500	$7,090	$6,429	$—	$20,367	(9)	$292,911
Operating Officer of the Bank	2006	$207,595	$27,500	$9,123	$5,511	$—	$18,430	(10)	$268,159

Martha Foulon-Tonat, Executive Vice President	2007	$231,525	$12,500	$7,090	$6,429	$—	$16,653	(11)	$274,197
– Chief Lending Officer of the Bank	2006	$207,595	$12,500	$9,123	$5,511	$—	$14,726	(12)	$249,455

(1)

Reflects amounts earned pursuant to the discretionary awards under Company’s Senior Executive Incentive Bonus Plan. Amounts shown are earned and accrue in the year indicated and are paid in the following year, except with respect to Mr. Langmead’s 2006 payment, which was earned and paid 2006.

(2)

Represents the amount of expense recognized in year indicated with respect to awards of performance based restricted stock (in the case of Stock Awards) and options and SAR’s (in the case of Option Awards) for financial reporting purposes. Please refer to note 11 to the Company’s Consolidated Financial Statements for the year ended December 31, 2007 for a discussion of the assumptions used in calculating the grant date fair value.

(3)	Includes $9,000 car allowance, $3,799 insurance premium and $6,898 401(k) matching contribution.
(4)	Represents 401(k) matching contribution.
(5)	Includes $9,000 car allowance, $2,690 insurance premium and $6,770 401(k) matching contribution.
(6)

Includes $9,000 car allowance, $2,690 insurance premium and $6,588 401(k) matching contribution. Does not include $51,065 of income recognized by Mr. Flynn as a result of the disqualifying disposition of shares issued upon the exercise of incentive stock options.

(7)	Includes $9,000 car allowance, $5,534 insurance premium and $6,945 401(k) matching contribution.
(8)	Includes $7,800 car allowance, $5,534 insurance premium and $6,588 401(k) matching contribution.
(9)	Includes $9,000 car allowance, $4,422 insurance premium and $6,945 401(k) matching contribution.
(10)	Includes $7,800 car allowance, $4,432 insurance premium and $6,208 401(k) matching contribution.
(11)	Includes $9,000 car allowance, $909 insurance premium and $6,744 401(k) matching contribution.
(12)	Includes $7,800 car allowance, $728 insurance premium and $6,198 401(k) matching contribution.

The Company does not maintain (i) any defined benefit retirement plans, or (ii) any nonqualified deferred compensation programs or arrangements.

Employment Agreements. The Company and Mr. Paul are parties to an employment agreement governing his service and compensation as President of the Company. The current term of Mr. Paul’s employment agreement expires on December 31, 2010. On each December 31, the term of the agreement automatically extends for one additional year, unless Mr. Paul has given notice of his intention not to renew the term.  Under his agreement, Mr. Paul is entitled to receive a current annual base salary of $350,000, subject to periodic increase.  Mr. Paul was not granted options during 2007, although he was granted incentive options to purchase 25,000 shares of common stock, and nonincentive options to purchase 3,250 shares of common stock in his capacity as a director, in January 2008. Mr. Paul may receive additional grants of options and may also receive a bonus in the discretion of the Board of Directors. The compensation under Mr. Paul’s employment agreement is in lieu of all other cash fees for service on the Boards of Directors or any committees of the Company and the Bank.  In the event of termination of Mr. Paul’s employment for any reason other than for cause (as defined), Mr. Paul (or his estate), is entitled to receive an amount in cash equal to 2.99 times his then current base salary, subject to certain limitations in the event that his termination occurs in connection with a change in control (as defined) of the Company or the Bank.  In addition, all of Mr. Paul’s options will immediately vest upon any termination.

If Mr. Paul were entitled to receive the termination benefits as of December 31, 2007, he would receive approximately $1,050,000, or approximately $363,508 if the termination were in connection with a change in control. Additionally, in the event of any termination, all of the unvested options held by Mr. Paul will accelerate and become immediately exercisable.  At December 31, 2007, all of the 29,151 unvested options held by Mr. Paul were out of the money.

Each of the five other named executive officers has an employment agreement with EagleBank. Each of the agreements, other than Mr. Flynn’s, expires December 31, 2009. Mr. Flynn’s agreement expires December 31, 2008. The table below sets forth the current base salary, amount of Bank paid life insurance (at standard rates), and annual car allowance to which the named executive officers are entitled.  Each of these officers is also entitled to participation in all other health, welfare, benefit, stock, option and bonus plans, if any, generally available to all officers and employees of the Bank or the Company.  Under each agreement if the officer’s employment is terminated without cause for reasons other than death, disability or in connection with a change of control (as defined), he/she would be entitled to receive continued payment of base salary through the end of the term of his/her agreement, subject to his/her compliance with the noncompete and nondisturbance provisions of the agreement. The noncompete and nondisturbance provisions (the “Noncompete Provisions”) provide that (i) for 180 days after termination, or until the end of the original term of the agreement, whichever is earlier, the officer will not in any capacity render any services to a bank or savings and loan or a holding company of a bank or savings and loan  or to any person or entity that is attempting to form a bank, with respect to any office, branch or other facility that is (or is proposed to be) located within a thirty-five (35) mile radius of the location of the Company’s headquarters, and (ii) for twelve (12) months after the last date of employment, the officer will not, directly or indirectly, induce or attempt to induce any customers, suppliers, officers, employees, contractors, consultants, agents or representatives of, or any other person that has a business relationship with, the Company or any of its parent, subsidiaries and affiliates to discontinue, terminate or reduce the extent of their relationship with the Company and/or any such parent, subsidiary or affiliate or to take any action that would disrupt or otherwise be disadvantageous to any such relationship, or otherwise solicit any customer or employee of the Company.  The amount to which each of the officers would be entitled to if he/she were terminated, other than for cause or in connection with a change in control, as of December 31, 2007 is set forth in the fifth column of the table below.

In the event of termination of the other named executive officer’s employment, or reduction in his/her compensation or position or responsibilities within 120 days before or after a change in control, or the voluntary termination of employment within the 30 day period following 120 days after a change in control, each of the other named executive officers would be entitled to receive a lump sum payment equal to 2.99 times his/her base salary, subject to adjustment to avoid adverse tax consequences resulting from characterization of such payment for tax purposes as a “parachute payment,” and all unvested stock options, SARs and restricted stock awards would immediately vest and become exercisable. The amount of the cash payment which each of the other named executive officers would be entitled to receive if the change in control termination benefits were paid as of December 31, 2007 is set forth in column 6 of the table below, the value of the accelerated equity awards is set forth in column 7 of the table below, and the sum of these two amounts is set forth in column 8.

Column Number 1	2	3	4	5	6	7	8
Name and Title	Base Salary	Car Allowance	Bank Paid Life Insurance (at standard rates)(1)	Payment Following Termination Without Cause	Cash Payment Upon Termination in Connection with a Change in Control	Value of Equity Awards Accelerated Upon a Change in Control(2)	Sum of Amounts Payable Upon a Change in Control (Sum of Columns 6 and 7)
Michael T. Flynn, Executive Vice President, Chief Operating Officer of the Company; President - District of Columbia Division of the Bank	$243,101	$9,000	$750,000	$243,101	$705,879	$15,888	$721,767

James H. Langmead, Senior Vice President, Chief Financial Officer of the Company; Executive Vice President, Chief Financial Officer of the Bank	$243,101	$9,000	$750,000	$486,202	$651,972	$14,290	$666,262

Thomas D. Murphy, Executive Vice President of the Company; President - Montgomery County Division of the Bank	$243,101	$9,000	$750,000	$486,202	$631,930	$15,234	$647,164

Susan G. Riel, Executive Vice President – Chief Operating Officer of the Bank	$243,101	$9,000	$750,000	$486,202	$543,784	$15,234	$559,018

Martha Foulon-Tonat, Executive Vice President – Chief Lending Officer of the Bank	$243,101	$9,000	$750,000	$486,202	$531,880	$15,234	$547,113

(1)	The cost of this benefit is reflected under “All Other Compensation” in the Summary Compensation Table, and the amount paid in respect of each officer is reflected in the footnotes to that table.
(2)

Reflects the excess of the last trade price for the Company’s common stock on December 31, 2007 over the exercise or strike price of unvested options and SARs, plus the last trade price of unvested shares of restricted stock. Out of the money options and SARs have been excluded from the calculation.

The Company has included post termination payments and change in control payments in the employment contracts of all of its executive officers since the organization of the Company. The Board of Directors of the Company has always considered that such provisions provide continuity of executive management, employment security which is conducive to maximum employee effort and valuable protections for the Company and its executive officers.  The rate of the payments relating to termination by the Company without cause reflects the base salary for the remainder of each officer’s contractual term.  With respect to the change in control payments, the Company initially determined to provide payouts of 2.99 times base salary, subject to the cap imposed under Section 280G of the Internal Revenue Code, in order to provide senior executive employees with a sense of security in case of a potential sale of the Company, where it is likely that some or all of such employees may be terminated or have their positions diminished, and to provide as strong a compensation package as possible. The Company had determined, based on review of general compilations of executive compensation materials, that 2.99 times was a common change in control payment in the banking and other industries.  As the Company grew and reviewed its employment contracts, the Company determined that such a level of change in control compensation remained a common level, and determined not to revise the level included in its compensation contracts.

Grants of Plan-Based Awards

The following table presents information regarding awards made during 2007 to named executive officers under the Company’s 2006 Stock Plan and Senior Executive Incentive Bonus Plan.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Target	Threshold	Target	Maximum	Units	Options		Awards	Awards
Ronald D. Paul		—	—	—	—	—	—		$—	$—
James H. Langmead	2/1/2007	$53,250	692	1,384	2,769	—	4,062	(2)	$16.73	$57,881

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Target	Threshold	Target	Maximum	Units	Options		Awards	Awards
Michael T. Flynn	2/1/2007	$54,298	706	1,412	2,823	—	4,142	(2)	$16.73	$59,020
Thomas D. Murphy	2/1/2007	$53,250	692	1,384	2,769	—	4,062	(2)	$16.73	$57,881
Susan G. Riel	2/1/2007	$53,250	692	1,384	2,769	—	4,062	(2)	$16.73	$57,881
Martha Foulon-Tonat	2/1/2007	$53,250	692	1,384	2,769	—	4,062	(2)	$16.73	$57,881

(1)	Represents the number of shares subject to performance based awards of restricted stock under the Company’s 2006 Stock Plan.
(2)	Represents the number of shares subject to awards, not performance based, of SARs under the Company’s 2006 Stock Plan.

Under the 2006 Stock Plan, implemented in 2006 the Company can make awards of stock options, stock appreciation rights (“SARs”) and restricted stock to employees of the Company and Bank, including all of the named executive officers.  While Mr. Paul is eligible for grants of SARs and restricted stock under the 2006 Stock Plan, to date he has received awards of stock options only, as a result of negotiations between Mr. Paul and the Executive Compensation Committee, and the determination by the Executive Compensation Committee that the equity portion of his compensation should be linked to the increase in the market price of the Company’s common stock, which best reflects the creation of shareholder value, and not narrower performance goals which while essential to long term shareholder value, may not be rewarded in the market price of the common stock.  Mr. Paul did not receive any equity compensation awards in 2007.

A SAR is a right that entitles the holder to receive, all or a percentage of the difference between (i) the fair market value of the shares of common stock subject to the SAR at the time of its exercise, and (ii) the fair market value of such shares at the time the SAR was granted. The SAR awards made to named executive officers in 2007 vest on February 1, 2010, will be exercisable until February 28, 2010, and entitle the holders to receive the difference between the grant date and exercise date fair market value of the indicated number of shares of common stock, payable in shares of common stock.  The SAR awards are not subject to any performance or other conditions, other than continued employment.  The shares of restricted stock awarded in 2007 are performance based awards within the meaning of the 2006 Stock Plan, and vest in whole or in part on February 1, 2010, subject to the satisfaction of the threshold, target, or maximum award performance conditions established by the Board of Directors.

The base price of SAR’s and the exercise price of stock options may not be less than 100% of the market value of the common stock on the date of grant.  Under the 2006 Plan, the market value is the average of the high and low selling price on the NASDAQ on date in question.  The equity award process is independent of any consideration of the timing of the release of material nonpublic information, including with respect to the determination of grant dates or stock option exercise prices.  Similarly, we expect that the release of material nonpublic information will not be timed with the purpose or intent to affect the value of executive compensation.  In general, equity awards other than those to new hires are made in January or February of each year, or in connection with the adjustment of salary levels.

The payouts under non-equity incentive plan awards reflected in the table represent the maximum amount of formula payment which the named executive officer could have earned with respect to 2007 performance under the Senior Executive Incentive Bonus Plan if each of the performance targets established by the Board of Directors in its capacity as compensation committee were achieved.  The aggregate amount which could be earned represented, in 2007, 23% of salary. Seventy percent of the aggregate amount is subject to the achievement of designated Company or divisional performance targets, as set forth in the following table, and thirty percent is subject to individual nonquantitative performance evaluations. No amounts are payable if the Company does not first achieve at least 80% of the Company’s consolidated net income goal.

Performance Factors	Chief Operating Officer	President DC	President Mont. Co.	Chief Lending Officer	Chief Financial Officer	Chief Credit Officer
Non Interest Income to Total Income	10%	15%	15%	15%	10%	15%
Net Interest Margin	10%	10%	10%	15%	20%	15%
Efficiency Ratio	20%	10%	10%	10%	15%	20%
Total Deposit Growth	10%	30%	30%	20%	10%	15%
Total Loan Growth	10%	20%	20%	30%	10%	15%
Non Interest Expense	40%	15%	15%	10%	35%	20%
Total	100%	100%	100%	100%	100%	100%

Each portion is subject to payment only if the target is met or exceeded in total, with no provision for partial or graduated payments.  The target level for Non Interest Income to Total Income for 2007 was 15%; for Efficiency Ratio was 57.25% and for Non Interest Expense was $24.67 million. The target level for net income and target levels for deposit growth, loan growth and net interest margin are not disclosed in order to prevent competitive harm to the Company. Net income targets and bonus target level’s for all factors are based upon Eagle’s budget goals, which are established by determining the expected financial position and results of operations of the Company at the end of the budget year, in light of the available resources of the company, market conditions, anticipated interest rates, competitive factors and other anticipated economic and financial conditions, and adjusting the budgeted results of operation, deposit and loan totals and performance ratios to reflect improvement.  The compensation committee and Board of Directors considers these goals aggressive in regards to expected performance and industry standards, and they are generally in line with the Company’s five year historical growth rates.

Mr. Paul does not participate in the Senior Executive Incentive Bonus Plan.  No amounts were paid in 2008 in respect of the 2007 awards.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, on an award by award basis, information concerning all awards of stock options, SARs and restricted stock held by named executive officers at December 31, 2007.  All options and SAR’s were granted with an exercise or base price of 100% of market value as determined in accordance with the applicable plan. The number of shares subject to each award and the exercise or base price have been adjusted to reflect all stock dividends, and stock splits effected after the date of such award, but have not otherwise been modified.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
Ronald D. Paul	1,847	(2)	—	$3.3812	3/30/2010
	1,847	(2)	—	$3.3812	6/29/2010
	1,847	(2)	—	$3.2756	9/29/2010
	1,847	(2)	—	$3.5419	12/30/2010
	1,738	(2)	—	$3.5496	3/30/2011
	959	(2)	—	$6.5089	6/29/2011
	916	(2)	—	$6.8047	9/29/2011
	1,040	(2)	—	$6.0059	12/30/2011
	561	(2)	—	$7.1066	1/30/2012
	561	(2)	—	$7.7811	2/27/2012
	564	(2)	—	$9.3195	3/30/2012

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
Ronald D. Paul	561	(2)	—		$9.0237	4/29/2012
	561	(2)	—		$9.1716	5/30/2012
	564	(2)	—		$8.6095	6/29/2012
	561	(2)	—		$6.6568	7/30/2012
	561	(2)	—		$7.4320	8/30/2012
	564	(2)	—		$7.1006	9/29/2012
	561	(2)	—		$7.3077	10/30/2012
	561	(2)	—		$7.4320	11/29/2012
	564	(2)	—		$8.0828	12/30/2012
	561	(2)	—		$8.2840	1/30/2013
	561	(2)	—		$8.7692	2/27/2013
	564	(2)	—		$8.1361	3/31/2013
	561	(2)	—		$8.1184	4/29/2013
	561	(2)	—		$8.1365	5/31/2013
	564	(2)	—		$8.8757	6/29/2013
	561	(2)	—		$8.0947	7/30/2013
	561	(2)	—		$8.5207	8/30/2013
	564	(2)	—		$8.9941	9/29/2013
	561	(2)	—		$10.2722	10/30/2013
	561	(2)	—		$10.1775	11/29/2013
	44,944	(3)	—		$10.4556	12/30/2013
	849	(4)	29,151	(4)	$18.7150	10/17/2016

Michael T. Flynn	—		2,226	(5)	$19.4600	1/31/2009
	—		4,142	(6)	$16.725	2/28/2010
	18,350	(7)	—		$11.3846	1/23/2014
	8,450	(7)	—		$11.9882	1/13/2015
							607	(8)	$7,345
							706	(9)	$8,543

James H. Langmead	8,450	(7)	—		$12.1716	1/03/2015
	—		1,793	(5)	$19.4600	1/31/2009
	—		4,062	(6)	$16.725	2/28/2010
							489	(8)	$5,917
							692	(9)	$8,373

Thomas D. Murphy	8,872	(7)	—		$3.3812	12/11/2009
	—		2,079	(5)	$19.4600	1/31/2009
	—		4,062	(6)	$16.725	2/28/2010
	14,196	(7)	—		$6.1285	5/15/2011
	5,915	(7)	—		$5.9468	12/1/2011
	8,450	(7)	—		$11.0882	1/10/2013
	4,647	(7)	—		$8.4894	5/18/2013
	8,450	(7)	—		$10.3550	1/3/2014
							567	(8)	$6,861
							692	(9)	$8,373

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
Susan G. Riel	8,872	(7)	—		$3.3812	12/2/2008
	—		2,079	(5)	$19.4600	1/31/2009
	—		4,062	(6)	$16.725	2/28/2010
	5,915	(7)	—		$3.4869	7/6/2010
	8,281	(7)	—		$6.1285	5/15/2011
	4,225	(7)	—		$5.9468	12/4/2011
	4,647	(7)	—		$8.1894	5/18/2013
	8,450	(7)	—		$10.9290	1/11/2014
	8,450	(7)	—		$11.9882	1/13/2015
							567	(8)	$6,861
							692	(9)	$8,373

Martha Foulon-Tonat	8,872	(2)	—		$3.3812	12/2/2008
	—		2,079	(5)	$19.4600	1/31/2009
	—		4,062	(6)	$16.725	2/28/2010
	5,915	(7)	—		$3.4869	7/6/2010
	8,281	(7)	—		$6.1285	5/15/2011
	4,225	(7)	—		$5.9468	12/4/2011
	4,647	(7)	—		$8.1894	5/18/2013
	8,450	(7)	—		$10.9290	1/11/2014
	8,450	(7)	—		$11.9882	1/13/2015
							567	(8)	$6,861
							692	(9)	$8,373

(1)	Based on the $12.10 closing price of the common stock on December 31, 2007.
(2)	Vested immediately upon grant.
(3)

Represents grant of stock options pursuant to Company’s 1998 Stock Option Plan.  Vest in installments, commencing with an installment of 4,391 shares immediately upon grant, three annual installments of 9,562 shares on January 15, 2004 through 2006 and a final installment of 8,044 shares on January 15, 2007.

(4)

Represents grant of stock options pursuant to Company’s 2006 Stock Plan.  Vests in installments, commencing with an installment of 849 shares on January 1, 2007, five annual installments of 5,343 shares on January 1, 2008 through 2012 and a final installment of 2,436 shares on January 1, 2013.

(5)	Represents grant of SARs pursuant to the Company’s 2006 Stock Plan. Such grant vests in its entirety on January 1, 2009 if the grantee is continuously employed by the Company through such date.
(6)	Represents grant of SARs pursuant to the Company’s 2006 Stock Plan. Such grant vests in its entirety on February 1, 2010 if the grantee is continuously employed by the Company through such date.
(7)

Represents grant of stock options pursuant to the Company’s 1998 Stock Option Plan.  All options have a term of 10 years from the date of grant.  Except as otherwise indicated, such awards vested in two equal installments, the first on the date of grant and the second on the first anniversary thereof.

(8)

Represents threshold level grant of performance based restricted stock pursuant to the Company’s 2006 Stock Plan.  Vests, subject to satisfaction of designated performance conditions, on January 31, 2009.

(9)

Represents threshold level grant of performance based restricted stock pursuant to the Company’s 2006 Stock Plan.  Vests, subject to satisfaction of designated performance conditions, on February 28, 2010.

Options Exercised and Stock Vested

The following table sets forth information regarding options exercised by the named executive officers during 2007, and the aggregate amount realized upon such exercises, based on the difference between the closing market value on the exercise date and the exercise or base price.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ronald D. Paul	118,300	$1,105,403	—	—
James H. Langmead	—	—	—	—
Michael T. Flynn	1,500	$6,623	—	—
Thomas D. Murphy	—	—	—	—
Susan G. Riel	—	—	—	—
Martha Foulon-Tonat	—	—	—	—

Employee Benefit Plans. The Bank provides a benefit program which includes health and dental insurance, life and long term and short term disability insurance and a 401(k) plan under which the Company makes matching contributions up to 3% of an employee’s salary, for all officers and employees working 1,000 hours or more in a calendar year.

Equity Compensation Plans. The Company maintains two equity compensation plans, the 1998 Stock Option Plan (the “1998 Plan”), adopted by shareholders at the 1999 annual meeting, and the 2006 Stock Plan (the “2006 Stock Plan”), adopted by the shareholders at the 2006 annual meeting.  The purpose of each plan is to attract, retain, and motivate key officers, employee and directors of the Company and the Bank by providing them with a stake in the success of the Company as measured by the value of its shares.

Under the 1998 Plan, 1,485,551 shares of common stock (as adjusted for the 25% stock split in the form of a dividend paid on March 31, 2000, the 40% stock split in the form of a dividend paid on June 15, 2001 and the 30% stock splits in the form of stock dividends paid on February 28, 2005 and July 5, 2006), were available for issuance upon the exercise of incentive stock options (“ISOs”) or non-incentive stock options (“Non-ISOs”) granted to key employees, and warrants (“Warrants”) and other Non-ISOs granted to directors. At March 20, 2008, an aggregate of 568,473 options to purchase common stock were outstanding under the 1998 Plan. No further options may be granted under the 1998 Plan, which was terminated upon approval by shareholders of the 2006 Stock Plan.

Under the 2006 Stock Plan, an aggregate of 650,000 shares of common stock (as adjusted) are available for issuance upon the exercise of incentive stock options, nonincentive stock options and SARs, and the award of shares of restricted stock to such employees as the Committee may designate, and may grant Non-ISOs to directors and advisory board members of the Company, the Bank, and their affiliates. In the event of any merger, consolidation, recapitalization, reorganization, reclassification, stock dividend, split-up, combination of shares or similar event in which the number or kind of shares is changed without receipt or payment of consideration by the Company, the number and kind of shares of stock as to which options, SARs and restricted stock may be awarded under the 2006 Stock Plan, the affected terms of all outstanding options, SARs and shares of restricted stock, and the aggregate number of shares of common stock remaining available for grant under the 2006 Stock Plan will be adjusted.

The 2006 Stock Plan is administered by a committee (the “Committee”), appointed by the Board of Directors of the Company, consisting of not less than three (3) members of the Board. Members of the Committee must be independent within the meaning of the listing requirements of NASDAQ, may not be employees, and serve at the pleasure of the Board of Directors.  The members of the Executive Compensation Committee are also designated as the Stock Option Committee, with Mr. Weinstein serving as Chairman.

The 2006 Stock Plan has a term of ten years from May 26, 2006, its effective date, after which date no awards may be granted.  The maximum term for an option or SAR is ten years from its date of grant, except that the maximum term of an ISO may not exceed five years if the optionee owns more than 10% of the common stock on the date of grant. The expiration of the 2006 Stock Plan, or its termination by the Committee, will not affect any award then outstanding.

The exercise price of options under the 2006 Stock Plan may not be less than 100% of the fair market value of the common stock on the date of grant.  In the case of an optionee who owns more than 10% of the outstanding common stock on the date of grant, such option price may not be less than 110% of fair market value of the shares. The base price of SARs may not be less than 100% of the fair market value of the common stock on the date of grant.  If the common stock is listed on a national securities exchange (including the Nasdaq Stock Market) on the date of grant, then the market value per share will be not less than the average of the highest and lowest selling price. In the event that the fair market value per share of the common stock falls below the exercise price of previously granted options, the Committee will have the authority, with the consent of the optionee, to cancel outstanding options and to issue new options with an exercise price equal to the then current fair market price per share of the common stock, provided that no such repricing will occur without ratification or approval by the shareholders.

Restricted stock is an award of shares of common stock that is subject to forfeiture, restrictions against transfer, meeting specific corporate or individual performance or achievement standards or goals, or other conditions or restrictions set forth in an award agreement. The Committee has discretion at the time of making a restricted stock grant to determine a period of up to five years during which the shares granted will be subject to restrictions, and the conditions that must be satisfied in order for the shares of restricted stock to become unrestricted (i.e., vested and nonforfeitable). For example, the Committee may condition vesting upon a recipient’s continued employment or upon the recipient’s attainment of specific corporate, divisional, or individual performance or achievement standards or goals. However, the minimum vesting period for restricted stock is three years if the vesting is based solely on the passage of time and continued employment, although vesting may occur ratably over such period; and the minimum measurement date for vesting of restricted stock based upon performance criteria is one year.

Until a recipient’s interest vests, restricted stock is nontransferable and forfeitable. Nevertheless, the recipient may be entitled to vote the restricted stock and to receive dividends and other distributions made with respect to restricted stock grants that are issued subject to forfeiture in the event that the vesting conditions are not met, as opposed to shares that are issued only upon satisfaction of the conditions. To the extent that a recipient becomes vested in restricted stock and has satisfied applicable income tax withholding obligations, the Company will deliver unrestricted shares of common stock to the recipient. At the end of the restriction period, the recipient will forfeit to the Company any issued shares of restricted stock as to which the recipient did not earn a vested interest during the restriction period, i.e. where the performance based conditions are not met.

Change in Control.  Notwithstanding the provisions of any option, SAR or restricted stock award which provide for its exercise or vesting in installments or subject to conditions, all awards will be immediately exercisable and fully vested upon the occurrence of a change in control.  At the time of a change in control that does not constitute a “transaction”, the participant shall, at the discretion of the Committee, be entitled to receive cash in an amount equal to the excess of the fair market value of the common stock subject to an option or SAR over the exercise price of such shares, in exchange for the cancellation of such options and SARs by the optionee.  Notwithstanding the previous sentence, in no event may an option or SAR be cancelled in exchange for cash, within the six-month period following the date of its grant.

In the event of a “change in control” that is a “transaction”, all awards of options, SARs and restricted stock must be surrendered, and with respect to each award surrendered, the Board will in its sole and absolute discretion determine whether the holder of the surrendered award will receive: (1) an award for the number and kind of shares into which each outstanding share (other than shares held by dissenting shareholders) is changed or exchanged, together with an appropriate adjustment to the exercise price; (2) the number and kind of shares into which each outstanding share (other than shares held by dissenting shareholders) is changed or exchanged in the transaction that are equal in market value to the excess of the market value on the date of the transaction of the shares subject to the option or SAR, over the exercise price; or (3) a cash payment (from the Company or the successor corporation) in an amount equal to the excess of the market value on the date of the transaction of the shares subject to the option or SAR over the exercise price.

For purposes of the 2006 Plan, “change in control” means any one of the following events: (1) the acquisition of ownership, holding or power to vote more than 50% of the Bank’s or Company’s voting stock, (2) the acquisition of the power to control the election of a majority of the Bank’s or Company’s directors, (3) the exercise of a controlling influence over the management or policies of the Bank or the Company by any person or by persons acting as a “group” (within the meaning of Section 13(d) of the Securities Exchange Act of 1934), or (4) the failure of “Continuing Directors” to constitute at least two-thirds of the Board of Directors of the Company or the Bank (the “Company Board”) during any period of two consecutive years. For purposes of this Plan, “Continuing Directors” shall include only those individuals who were members of the Company Board at the Effective Date and those other individuals whose election or nomination for election as a member of the Company Board was approved by a vote of at least two-thirds of the Continuing Directors then in office.  The decision of the Committee as to whether a change in control has occurred shall be conclusive and binding. “Transaction” means (i) the liquidation or dissolution of the Company, (ii) a merger or consolidation in which the Company is not the surviving entity, or (iii) the sale or disposition of all or substantially all of the Company’s assets. No adjustment upon a change in control, a “transaction” or otherwise may be made in such a manner as to constitute a modification, within the meaning of Section 424(h) of the Code, of outstanding ISOs.  If, by reason of any such adjustments, an optionee becomes entitled to new, additional, or different shares of stock or securities, such new, additional, or different shares of stock or securities shall thereupon be subject to all of the conditions and restrictions which were applicable to the shares pursuant to the option before the adjustment was made.

As of December 31, 2007, the Company had options for the purchase of an aggregate of 716,297 shares of common stock issued and outstanding under all equity compensation plans, SARs which may only be settled by the issuance of stock outstanding with respect to 30,647 shares and restricted stock awards with respect to 26,579 shares outstanding.  Subsequent to December 31, 2007, options to purchase an aggregate of 79,300 shares of common stock were granted to non-executive officer employees, an aggregate of 34,000 options were granted to directors of the Company and Bank (including Mr. Paul), as disclosed under “Election of Directors – Director Compensation” above, and options were granted to the named executive officers as set forth below:

Name	Options Granted
Ronald D. Paul	25,000
Michael T. Flynn	3,000
James H. Langmead	5,000
Thomas D. Murphy	4,000
Susan G. Riel	5,000
Martha Foulon-Tonat	4,500
All executive officers as group (6 persons)	46,500

All of the options granted to named executive officers subsequent to December 31, 2007 have an exercise price of $13.0543 per share and have a ten year term. All of the options, other than those granted to Mr. Paul, vest in three substantially equal annual installments, commencing on the date of grant.  Mr. Paul’s options vest as follows: 4,167 on January 16, 2013, 7,660 on January 16, 2014, 7,660 on January 16, 2015 and 5,513 on January 16, 2016.

At March 20, 2008, 335,675 shares of common stock remained available for issuance pursuant to the 2006 Stock Plan.

Employee Stock Purchase Plan.  The Company also maintains the 2004 Employee Stock Purchase Plan (the “ESPP”). Under the ESPP a total of 253,500 shares of common stock, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant, and subject to limitations contained in the Internal Revenue Code. Grants each year expire no later than the last business day of January in the calendar year following the year in which the grant is made. No grants were made under the ESPP in 2007 or in 2008.  The ESPP expires in June 2008. As of March 20, 2008, 125,094 shares of common stock remained available for issuance under this Plan.

Certain Relationships and Related Transactions

The Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with some of its and the Company’s directors, officers, and employees and their associates.  In the past, all of such transactions have been on the same terms, including interest rates, maturities and collateral requirements as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features.  Loans to insiders require approval by the Board of Directors, with any interested director not participating.  The Company also applies the same standards to any other transaction with an insider. Additionally, loans and other related party transactions involving Company directors must be reviewed and approved by the Audit Committee.

The maximum aggregate amount of loans (including lines of credit) to officers, directors and affiliates of the Company and Bank during the year ended December 31, 2007 amounted to $18.2 million, representing approximately 22.4% of the Company’s total shareholders’ equity at December 31, 2007.  In the opinion of the Board of Directors, the terms of these loans are no less favorable to the Bank than terms of the loans from the Bank to unaffiliated parties.  On December 31, 2007, $18.2 million of loans were outstanding to individuals who, during 2007, were officers, directors or affiliates of the Company and Bank.  At the time each loan was made, management believed that the loan involved no more than the normal risk of collectability and did not present other unfavorable features.  None of such loans were classified as Substandard, Doubtful or Loss.

The Bank leases certain office space, at a current monthly rental of $41,936, excluding certain pass through expenses, from two limited liability companies in which a trust for the benefit of Mr. Paul’s children has an 85% interest in the first company and a 51% interest in the second company.

Mr. Rogers is a partner in the law firm Shulman, Rogers, Gandal, Pordy & Ecker, P.A. which has provided, and continues to provide, legal services to the Company and its subsidiaries.  During 2007, the Company and its subsidiaries paid aggregate fees of approximately $21,372 to that firm.

The Bank has obtained certain deposits through title company clients in which Mr. Soto, a director of the Bank has a direct interest, and for which a broker fee of .50% of average deposits is paid to him monthly in arrears. During 2007, approximately $28 thousand in broker fees was paid.

Mr. Goodman is President of The Goodman, Gable, Gould Company, a public insurance adjusting firm, which represents the Bank, on a contingent fee basis, in connection with insurance claims in respect of a charged off loan.  No amounts were paid to that firm during 2007.

Ryan Riel, the adult son of Ms. Riel, is employed by the Bank as a loan officer.  During 2007, Mr. Riel’s compensation was $120,000 plus incentive bonus payments and awards of stock options.  Mr. Riel’s compensation is determined on the same basis as all other comparable employees, and is determined by the Bank Compensation Committee, without any participation or input by Ms. Riel.

Director Compensation

The following table sets forth information regarding compensation paid to, or earned by, non-employee directors of the Company during the fiscal year ended December 31, 2007 for service as members of the Company and Bank Boards of Directors.  Members of the Board of Directors who are employees do not receive additional cash compensation for service on the Board of Directors.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Leonard L. Abel	$75,000	$—	$75,000
Leslie M. Alperstein, Ph.D.	$10,700	$—	$10,700
Dudley C. Dworken	$27,600	$—	$27,600
Eugene F. Ford, Sr.(1)	$4,600	$—	$4,600
Harvey M. Goodman	$17,700	$—	$17,700
Philip N. Margolius	$21,300	$—	$21,300
Donald R. Rogers	$15,000	$—	$15,000
Leland M. Weinstein	$21,800	$—	$21,800

(1)  Mr. Ford served as a director through the 2007 annual meeting of shareholders, and did not stand for reelection at that meeting.

During 2007, each non-employee director of the Company and Bank, other than Mr. Abel, received an annual retainer of $5,000 in cash ($7,500 if a member of both the Bank and Company Board of Directors), plus a cash fee of $300 for each meeting of the Board of Directors of the Company, the Board of Directors of the Bank or a committee of the Board of the Company or the Bank attended ($400 per meeting of a committee if serving as chair of the committee). Directors of both the Company and the Bank are eligible to receive grants of options under the Company’s stock option plans, however, no options were issued to any non-employee directors in 2007, and no expense related to prior grants to non-employee directors was recognized in 2007.  In 2007, an aggregate of $193,700 in retainers and meeting fees were paid to members of the Board of Directors of the Company for service on the Board of Directors of the Company and Bank, and $118,675 was paid to members of only the Board of Directors of the Bank for such service.

During 2008, non-employee directors, other than Mr. Abel, are entitled to receive an annual cash retainer of $5,000 ($7,500 if serving on both the Company and Bank Board of Directors) and a per meeting fee of $300 ($400 if serving as chair of a committee). Fees paid to members of the Board of Directors are determined by the Board in its discretion.  However, the Board believes that Director fees appear to be modest based on published reports and statistical comparisons. The Bank Director Annual Compensation Review in cooperation with Clark Consulting Group publishes an annual survey.  That report shows that for Banks in the asset size of $501 million - $1 billion the annual retainer for directors was $10,000 and the per meeting fee was $600, both of which were significantly higher than the fees paid by the Company and Bank. Additionally, in January 2008, each of Mr. Paul and the non-employee members of the Company Board of Directors, other than Mr. Abel and Mr. Alperstein, was granted options to purchase 3,250 shares of common stock for service on the Company and Bank Boards.  Mr. Alperstein, who serves only on the Company Board of Directors, was granted options to purchase 2,000 shares of common stock, and Mr. Abel declined the grant. Each other member of the Bank Board of Directors was granted options to purchase 1,250 shares of common stock.  All of such options have an exercise price of $13.0543 per share, a five year term, and vest in three substantially equal installments, on the date of grant, and the first and second anniversaries of the date of grant. The grant date fair value of these grants were $7,755 for each recipient other than Mr. Alperstein and $4,772 for Mr. Alperstein.

At December 31, 2007, the non-employee directors had outstanding option awards, vested and unvested, to purchase shares of common stock as follows: Mr. Abel – 47,109 shares; Mr. Alperstein – 676 shares; Mr. Dworken – 0 shares; Mr. Goodman – 16,062 shares; Mr. Margolius – 2,654 shares; Mr. Rogers – 8,227 shares and Mr. Weinstein – 16,954 shares.

During 2007, Mr. Abel, the Chairman of the Board of Directors of the Company received an annual payment of $75,000 in lieu of regular director fees from the Company and the Bank, the same amount he received in 2006. Mr. Abel and the Company are parties to an agreement governing his service and compensation.  The term of Mr. Abel’s current agreement expires on December 31, 2010.  On each December 31, the term of the agreement automatically extends for one additional year, unless Mr. Abel has given notice of his intention not to renew the term. Under his agreement, Mr. Abel is entitled to receive an annual fee, currently $75,000, subject to periodic increase, in lieu of all other fees for service on the Boards of Directors or any committees of the Company and the Bank. In the event of termination of Mr. Abel’s service on the Board of Directors for any reason other than for cause (as defined), Mr. Abel (or his estate), is entitled to receive an amount equal to 2.99 times his then current annual fee, subject to certain limitations in the event that his termination occurs in connection with a change in control (as defined) of the Company or the Bank.  If Mr. Abel were entitled to receive the termination benefits as of December 31, 2007, he would receive approximately $224,250, unless the termination were in connection with a change in control, in which case he would receive approximately $143,968. Mr. Abel’s compensation is determined by the Company’s Board, exclusive of Mr. Abel’s participation, and is based on the best judgment of the members of the Board, taking into consideration his total value to the Company and the Bank and the various aspects of his contribution.

The Company does not maintain any discretionary bonus or non-equity incentive plans or compensation programs, deferred compensation, defined contribution or defined benefit retirement plans, for non-employee directors, or in which such directors may participate.

Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibit

23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Ronald D. Paul
31.2	Certification of Susan G. Riel
31.3	Certification of Michael T. Flynn
31.4	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of Susan G. Riel
32.3	Certification of Michael T. Flynn
32.4	Certification of James H. Langmead

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.

July 23, 2008	by:	/s/ Ronald D. Paul
Ronald D. Paul, President and CEO