Form 10-Q
period 2008-06-30
EAGLE BANCORP INC
filed 2008-08-11
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act   Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 4, 2008, the registrant had 9,888,898 shares of Common Stock, $0.01 par value, outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements

EAGLE BANCORP, INC.

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$18,565	$15,408
Federal funds sold	63	244
Interest bearing deposits with banks and other short-term investments	1,391	4,490
Investment securities available for sale, at fair value	79,585	87,117
Loans held for sale	1,484	2,177
Loans	795,102	716,677
Less allowance for credit losses	(9,154)	(8,037)
Loans, net	785,948	708,640
Premises and equipment, net	6,561	6,701
Deferred income taxes	4,362	3,597
Bank owned life insurance	12,217	11,984
Other assets	5,624	6,042
TOTAL ASSETS	$915,800	$846,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing demand	$143,335	$142,477
Interest bearing transaction	55,017	54,090
Savings and money market	187,275	177,081
Time, $100,000 or more	171,127	173,586
Other time	141,687	83,702
Total deposits	698,441	630,936
Customer repurchase agreements and federal funds purchased	62,710	76,408
Other short-term borrowings	15,000	22,000
Long-term borrowings	50,000	30,000
Other liabilities	5,436	5,890
Total liabilities	831,587	765,234

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value; shares authorized 50,000,000, shares issued and outstanding 9,842,571 (2008) and 9,721,315 (2007)	98	97
Additional paid in capital	53,401	52,290
Retained earnings	30,523	28,195
Accumulated other comprehensive income	191	584
Total stockholders’ equity	84,213	81,166
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$915,800	$846,400

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

For the Six and Three Month Periods Ended June 30, 2008 and 2007 (unaudited)

 (dollars in thousands, except per share data)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest Income
Interest and fees on loans	$25,824	$25,498	$12,944	$12,967
Interest and dividends on investment securities	2,127	2,139	1,032	958
Interest on balances with other banks	—	10	—	10
Interest on federal funds sold	58	196	19	172
Total interest income	28,009	27,843	13,995	14,107

Interest Expense
Interest on deposits	8,336	9,823	3,908	4,988
Interest on customer repurchase agreements and federal funds purchased	695	970	301	445
Interest on other short-term borrowings	298	212	108	104
Interest on long-term borrowings	838	671	436	372
Total interest expense	10,167	11,676	4,753	5,909

Net Interest Income	17,842	16,167	9,242	8,198

Provision for Credit Losses	1,534	339	814	36

Net Interest Income After Provision For Credit Losses	16,308	15,828	8,428	8,162

Noninterest Income
Service charges on deposits	913	713	484	364
Gain on sale of loans	279	571	152	334
Gain on sale of investment securities	10	7	—	—
Increase in the cash surrender value of bank owned life insurance	233	220	117	113
Other income	475	683	217	385
Total noninterest income	1,910	2,194	970	1,196

Noninterest Expense
Salaries and employee benefits	7,286	6,806	3,646	3,454
Premises and equipment expenses	2,183	2,463	1,103	1,255
Marketing and advertising	195	222	114	131
Legal, accounting and professional fees	408	302	238	158
Other expenses	2,668	2,487	1,431	1,233
Total noninterest expense	12,740	12,280	6,532	6,231

Income Before Income Tax Expense	5,478	5,742	2,866	3,127

Income Tax Expense	1,972	2,082	1,011	1,149

Net Income	$3,506	$3,660	$1,855	$1,978

Earnings Per Share
Basic	$0.36	$0.38	$0.19	$0.21
Diluted	$0.35	$0.37	$0.19	$0.20
Dividends Declared Per Share	$0.12	$0.12	$0.06	$0.06

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

For the Six Month Periods Ended June 30, 2008 and 2007 (unaudited)

(dollars in thousands, except per share data)

	2008	2007
Cash Flows From Operating Activities:
Net income	$3,506	$3,660
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,534	339
Depreciation and amortization	663	672
Gains on sale of loans	(279)	(571)
Origination of loans held for sale	(18,204)	(29,072)
Proceeds from sale of loans held for sale	19,176	28,946
Increase in cash surrender value of BOLI	(233)	(220)
Gain on sale of investment securities	(10)	(7)
Stock-based compensation expense	126	130
Excess tax benefit from exercise of non-qualified stock options	(192)	(11)
(Increase) decrease in other assets	(93)	262
Decrease in other liabilities	(262)	(19)
Net cash provided by operating activities	5,732	4,109

Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks and short term investments	3,099	472
Purchases of available for sale investment securities	(5,879)	(591)
Proceeds from maturities of available for sale securities	4,764	2,841
Proceeds from sale/call of available for sale securities	8,010	15,799
Net increase in loans	(78,842)	(33,884)
Bank premises and equipment acquired	(523)	(876)
Net cash used in investing activities	(69,371)	(16,239)

Cash Flows From Financing Activities:
Increase in deposits	67,505	21,977
(Decrease) increase in customer repurchase agreements and federal funds purchased	(13,698)	2,525
(Decrease) increase in other short-term borrowings	(7,000)	12,000
Increase in long-term borrowings	20,000	—
Issuance of common stock	794	829
Excess tax benefit from exercise of non-qualified stock options	192	11
Payment of dividends and payment in lieu of fractional shares	(1,178)	(1,144)
Net cash provided by financing activities	66,615	36,198

Net Increase In Cash And Due From Banks	2,976	24,068

Cash And Due From Banks At Beginning Of Period	15,652	28,977

Cash and Due from Banks At End Of Period	$18,628	$53,045

Supplemental Cash Flows Information:
Interest paid	$9,894	$11,640
Income taxes paid	$3,052	$2,712

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Month Periods Ended June 30, 2008 and 2007 (unaudited)

(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Additional Paid	Retained	Comprehensive	Stockholders’
	Stock	in Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2008	$97	$52,290	$28,195	$584	$81,166
Comprehensive Income
Net Income			3,506		3,506
Other comprehensive income:
Unrealized loss on securities available for sale (net of taxes)				(387)	(387)
Less: reclassification adjustment for gains net of taxes of $4 included in net income				(6)	(6)
Total Comprehensive Income					3,113
Cash Dividend ($0.12 per share)			(1,178)		(1,178)
Shares issued under dividend reinvestment plan - 43,243 shares		523			523
Stock-based compensation		126			126
Exercise of options for 78,013 shares of common stock	1	270			271
Tax benefit on non-qualified options exercise		192			192
Balance, June 30, 2008	$98	$53,401	$30,523	$191	$84,213

Balance, January 1, 2007	$95	$50,278	$22,796	$(253)	$72,916
Comprehensive Income
Net Income			3,660		3,660
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)				(389)	(389)
Less: reclassification adjustment for gains net of taxes of $3 included in net income				(4)	(4)
Total Comprehensive Income					3,267
Cash Dividend ($0.12 per share)			(1,144)		(1,144)
Stock-based compensation		130			130
Exercise of options for 71,804 shares of common stock	1	616			617
Shares issued under dividend reinvestment plan - 13,295 shares		212			212
Tax benefit adjustment on non-qualified options exercise		11			11
Balance, June 30, 2007	$96	$51,247	$25,312	$(646)	$76,009

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Eagle Bancorp, Inc. (the “Company”) included herein are unaudited; however, they reflect all adjustments, consisting only of normal recurring accruals, that in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2007 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2007.  The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2008.

2. NATURE OF OPERATIONS

The Company, through EagleBank, its bank subsidiary (the “Bank”), conducts a full service community banking business, primarily in Montgomery County, Maryland and Washington, D.C. The primary financial services include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan’s origination. The Bank offers its products and services through nine banking offices and various electronic capabilities, including remote deposit services introduced in 2006. Eagle Commercial Ventures, LLC (“ECV”), a direct subsidiary of the Company provides subordinated financing for the acquisition, development and construction of real estate projects, where the primary financing is provided by the Bank. Prior to the formation of ECV, the Company engaged directly in occasional subordinated financing transactions, which involve higher levels of risk, together with commensurate returns. Refer to Note 4 - Higher Risk Lending – Revenue Recognition below.

3. CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold (items with an original maturity of three months or less).

4. HIGHER RISK LENDING – REVENUE RECOGNITION

The Company has occasionally made higher risk acquisition, development, and construction (ADC) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in  AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of noninterest income. The Bank currently has one higher risk lending transaction outstanding as of June 30, 2008 amounting to $1.9 million.

5. INVESTMENT SECURITIES

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

(dollars in thosands)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2008	Cost	Gains	Losses	Value

U. S. Government agency securities	$42,173	$559	$—	$42,732
Mortgage backed securities	25,026	98	101	25,023
Municipal bonds	5,063	—	203	4,860
Federal Reserve and Federal Home Loan Bank stock	5,726	—	—	5,726
Other equity investments	1,278	6	40	1,244
	$79,266	$663	$344	$79,585

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

U. S. Government agency securities	$50,428	$885	$18	$51,295
Mortgage backed securities	29,218	220	135	29,303
Municipal bonds	357	—	6	351
Federal Reserve and Federal Home Loan Bank stock	4,870	—	—	4,870
Other equity investments	1,278	20	—	1,298
	$86,151	$1,125	$159	$87,117

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of June 30, 2008 are as follows:

(dollars in thosands)

	Estimated			Gross
	Fair	Less than	More than	Unrealized
June 30, 2008	Value	12 months	12 months	Losses

Mortgage backed securities	$13,500	$101	$—	$101
Municipal bonds	4,860	203	—	203
Other equity investments	1,244	40	—	40
	$19,604	$344	$—	$344

	Estimated			Gross
	Fair	Less than	More than	Unrealized
December 31, 2007	Value	12 months	12 months	Losses

U. S. Government agency securities	$5,982	$—	$18	$18
Mortgage backed securities	11,032	6	129	135
Municipal bonds	351	6	—	6
	$17,365	$12	$147	$159

The unrealized losses that exist are the result of changes in market interest rates since original purchases.  Except for one municipal bond issue which has an underlying rating of AA, all of the remaining bonds are rated AAA. The weighted average duration of debt securities, which comprise 91% of total investment securities, is relatively short at 2.6 years. These factors, coupled with the Company’s ability and intent to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates that the unrealized losses are temporary in nature.

6. INCOME TAXES

The Company employs the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” in the first quarter of 2007. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves.

7. EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as stock options.  There were 420,467 and 198,961 shares for the six months ended June 20, 2008 and 2007, respectively, and 495,816 and 198,961 shares for the three months ended June 30, 2008 and 2007, excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

Set forth below are the bases for the computation of earnings per share for the periods shown.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Earnings Per Common Share
Basic	$0.36	$0.38	$0.19	$0.21
Average Shares Outstanding	9,807,371	9,510,788	9,833,506	9,532,765
Diluted	$0.35	$0.37	$0.19	$0.20
Average Shares Outstanding (including dilutive effect of stock options)	9,926,334	9,826,739	9,906,151	9,813,537

8. STOCK-BASED COMPENSATION

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

In January 2008, the Company awarded options to purchase 46,500 shares to six senior officers under the 2006 Plan which have a ten-year term. Of the total shares awarded, 21,500 vest in three substantially equal installments on the date of grant, and the first and second anniversaries of the date of grant. The remaining 25,000 shares awarded vest over a four-year period beginning on the fifth anniversary date of the grant.

In April 2008, the Company awarded options to purchase 1,000 shares to an employee under the 2006 Plan which have a five-year term and vest in three substantially equal installments on the first, second and third anniversaries of the date of grant.

The fair value of each option grant and other equity based award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the six months ended June 30, 2008 and the twelve months ended December 31, 2007 and 2006.

Below is a summary of changes in shares under option (split adjusted) for the six months ended June 30, 2008. The information excludes restricted stock unit awards.

			Weighted-Average	Weighted-Average	Aggregate
		Weighted-Average	Remaining	Grant Date	Intrinsic
As of 1/1/2008	Stock Options	Exercise Price	Contractual Life	Fair Value	Value
Outstanding	752,944	$10.09	—	$3.28	—
Vested	631,682	8.70	—	3.15	—
Nonvested	121,263	17.36	—	3.92	—

Period activity
Issued	160,800	$13.05	—	$2.91	—
Exercised	78,013	3.47	—	1.53	—
Forfeited	9,955	14.76	—	2.82	—
Expired	13,780	15.08	—	3.43	—

As of 6/30/2008
Outstanding	811,996	$11.17	4.42	$3.37	$1,023,228
Vested	606,232	9.84	4.13	3.31	1,023,228
Nonvested	205,764	15.10	5.27	3.55	—

Outstanding:

			Weighted-Average
Range of	Stock Options	Weighted-Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$3.25 - $8.75	240,846	$5.00	2.48
$8.76 - $13.26	391,529	12.00	5.98
$13.27 - $17.77	79,760	16.83	3.10
$17.78 - $19.46	99,861	18.31	4.02
	811,996	11.17	4.42

Exercisable:

Range of	Stock Options	Weighted-Average
Exercise Prices	Exercisable	Exercise Price
$3.25 - $8.75	240,846	$5.00
$8.76 - $13.26	278,590	11.57
$13.27 - $17.77	20,998	16.85
$17.78 - $19.46	65,797	17.98
	606,231	9.84

	Six Months
	Ended	Year Ended	Year Ended
Assumptions:	June 30, 2008	2007	2006
Expected Volatility	23.7% - 37.1%	18.5% - 24.4%	21.4% - 24.1%
Weighted-Average Volatility	27.03%	20.12%	22.62%
Expected Dividends	1.8%	1.4%	1.4%
Expected Term (In years)	3.5 - 9.0	3.1 - 4.0	0.5 - 3.4
Risk-Free Rate	2.70%	4.73%	4.60%
Weighted-Average Fair Value (Grant date)	$2.91	$3.18	$4.40

Total intrinsic value of options exercised:	664,303
Total fair value of shares vested:	220,930
Weighted-average period over which nonvested awards are expected to be recognized:	1.77	years

The expected lives are based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

Included in salaries and employee benefits the Company recognized $92 thousand ($0.01 per share) and $126 thousand ($0.01 per share) in share based compensation expense for the three and six months ended June 30, 2008 as compared to $82 thousand ($0.01 per share) and $130 thousand ($0.01 per share) for the same periods in 2007. As of June 30, 2008 there was $648 thousand of total unrecognized compensation cost related to non-vested equity awards under the Company’s various share based compensation plans. The $648 thousand of unrecognized compensation expense is being amortized over the remaining requisite service (vesting) periods through 2015.

9. NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  This Statement identifies the sources for generally accepted accounting principles (GAAP) in the U.S. and lists the categories in descending order.  An entity should follow the highest category of GAAP applicable for each of its accounting transactions.  The adoption did not have a material effect on the Company’s consolidated financial statements.

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

10. FAIR VALUE MEASUREMENTS

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principle will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Investment securities available for sale	$79,585	$1,144	$78,341	$100

Assets and Liabilities Recorded as Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Loans	$10,702	$—	$9,818	$884

11. PENDING ACQUISITION

On December 2, 2007 the Company entered into a definitive agreement with Fidelity & Trust Financial Corporation (“Fidelity”) and its subsidiary Fidelity & Trust Bank for the Company to acquire Fidelity and for Fidelity & Trust Bank to be merged into EagleBank, with EagleBank being the surviving entity.  A registration statement (Registration No. 333-150763) relating to this transaction has been filed with the Securities and Exchange Commission.

The combination is structured as a stock-for-stock exchange, under which Fidelity’s shareholders (based on the original conversion ratio) would have received 0.9202 shares of Eagle common stock for each share of Fidelity common stock owned. The original conversion ratio is subject to reductions (through the date of closing) under certain circumstances set forth in the merger agreement. Based on a partial, preliminary, estimated application of the adjustment factors forth in the merger agreement through June 30, 2008, and without adjusting for, among other things, additional reserves required to comport Fidelity’s reserve policies with ours, Fidelity’s shareholders would receive 0.6687 shares of Eagle common stock for each share of Fidelity common stock owned. Based upon the closing stock price for Eagle Bancorp Inc. on July 25, 2008 ($8.29 per share) and the preliminarily updated conversion ratio through June 30, 2008 of 0.6687 shares, the aggregate value of the transaction would be $23.3 million, or $5.54 per share of Fidelity common stock.  The value of the transaction at closing may be higher or lower, and is currently expected to be lower, based on reductions in the conversion ratio which are expected to result from complete and final application of the adjustment provisions of the merger agreement.  Changes in the aggregate value of the transaction will also occur based on changes in the value of Eagle common stock. Following the completion of the merger, Fidelity & Trust’s shareholders will own approximately 22% of Eagle Bancorp’s outstanding common stock, based on the preliminarily updated conversion ratio through June 30, 2008. Two members of the Fidelity & Trust Financial Corporation Board will join the Eagle Bancorp, Inc. Board and four of their directors will join the EagleBank Board.

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

At June 30, 2008, EagleBank had $12.9 million advanced under a demand line of credit facility secured by the stock of Fidelity & Trust Bank, which is included in Loans on the Consolidated Balance Sheets. The outstanding line amount bears interest at the prime interest rate less 0.25%.  The line of credit expires at September 30, 2008.

12. SUBSEQUENT EVENTS

In July 2008, the Board of Directors authorized proceeding with the preparation of a registration statement to be filed with the Securities and Exchange Commission for an offering of up to $30 million of noncumulative convertible perpetual preferred stock.  The offering is expected to be made primarily to the Company’s shareholders following consummation of the pending transaction with Fidelity & Trust Financial Corporation, in a manner that would allow shareholders of both companies to maintain their proportionate interest in the post-merger Company.

In August 2008, the Company entered into a $20 million line of credit facility with a five year term out option with a regional commercial bank.  The purpose of the facility is to finance short-term working capital needs, including contributing amounts to the Bank as capital. The facility will mature in August 2010 and is secured by a pledge of all the common stock of the Bank. Advances under the facility will bear interest at a daily floating rate of the regional bank’s Prime Rate minus 0.25% (currently 4.75% per annum), with a fee of 0.10% per annum on the undrawn amounts, payable quarterly in arrears. The Company did not pay a commitment fee in connection with the closing of this facility. The new facility replaces a similar facility in the amount of $15 million from a correspondent bank which had matured in early July 2008. The Company had secured a commitment at the end of June 2008 to extend the existing facility but elected to accept the new facility commitment.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through its wholly owned banking subsidiary (the “Bank”), a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has six offices serving Montgomery County and three offices in the District of Columbia.

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

PENDING ACQUISITION

In December 2007, the Company announced the signing of a definitive agreement to acquire Fidelity & Trust Financial Corporation (“Fidelity & Trust”), parent of Fidelity & Trust Bank. At June 30, 2008, Fidelity & Trust had $461 million of assets. Fidelity & Trust Bank operates six locations, with one in Northern Virginia, three in Montgomery County, Maryland and two in the District of Columbia. The transaction is subject to regulatory and shareholder approvals and the satisfaction of other conditions, as set forth in the merger agreement. The transaction is currently anticipated to be completed in the third quarter of 2008.

Refer to “Note 11 Pending Acquisition” in the Notes to Consolidated Financial Statements for further information on this transaction.

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

The allowance for credit losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (a) Statement on Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and are estimable and (b) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, can be determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.

Three components comprise our allowance for credit losses: a specific allowance, a formula allowance and a nonspecific or environmental factors allowance. Each component is determined based on estimates that can and do change when actual events occur.

The specific allowance allocates a reserve to identified loans. Loans identified in the risk rating evaluation as substandard, doubtful and loss, (classified loans) are segregated from non-classified loans.  Classified loans are assigned specific reserves based on an impairment analysis. Under SFAS 114, a loan for which reserves are individually allocated may show deficiencies in the borrower’s overall financial condition, payment record, support available from financial guarantors and or the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company’s assessment of the loss that may be associated with the individual loan.

The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as requiring specific reserves. The portfolio of non classified loans is stratified by loan type and risk assessment.  Allowance factors relate to the type of loan and level of the internal risk rating, with loans exhibiting higher risk and loss experience receiving a higher allowance factor.

The environmental allowance is also used to estimate the loss associated with pools of non-classified loans.  These unclassified loans are also stratified by loan type, and environmental allowance factors are assigned by management based upon a number of conditions, including delinquencies, loss history, changes in lending policy and procedures, changes in business and economic conditions, changes in the nature and volume of the portfolio, management expertise, concentrations within the portfolio, quality of internal and external loan review systems, competition, and legal and regulatory requirements.

The allowance captures losses inherent in the portfolio which have not yet been recognized.  Allowance factors and the overall size of the allowance may change from period to period based upon management’s assessment of the above described factors and the relative weights given to each factor.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including, in connection with the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors on the formula allowance and environmental allowance components of the allowance. The establishment of allowance factors involves a continuing evaluation, based on management’s ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors can have a direct impact on the amount of the provision, and a related after tax effect on net income. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.  Alternatively, errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance being in excess of amounts necessary to cover losses in the portfolio, and may result in lower provision in the future. For additional information regarding the allowance for credit losses, refer to the discussion under the caption “Allowance for Credit Losses” below.

The Company follows the provisions of SFAS No. 123R, “Share-Based Payment”, which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock units, performance based shares and the like.  This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company’s practice is to utilize reasonable and supportable assumptions which are reviewed with the appropriate Board Committee.

RESULTS OF OPERATIONS

Summary

The Company reported net income of $3.5 million for the six months ended June 30, 2008, as compared to net income of $3.7 million for the six months ended June 30, 2007, a decline of 4%. Income per basic share was $0.36 for the six month period ended June 30, 2008, as compared to $0.38 for the same period in 2007. Income per diluted share was $0.35 for the six months ended June 30, 2008, as compared to $0.37 for the same period in 2007.

For the three months ended June 30, 2008, the Company reported net income of $1.9 million as compared to $2.0 million for the same period in 2007. Income per basic share and diluted share was $0.19 for the three months ended June 30, 2008, as compared to $0.21 per basic share and $0.20 per diluted share for the same period in 2007.

The Company had an annualized return on average assets of 0.81% and an annualized return on average equity of 8.40% for the first six months of 2008, as compared to returns on average assets and average equity of 0.95% and 9.88%, respectively, for the same six months of 2007.

For the three months ended June 30, 2008, the Company had an annualized return on average assets of 0.84% and an annualized return on average equity of 8.81%, as compared to an annualized return on average assets of 1.02% and annualized return on average equity of 10.50% for the same period in 2007.

For the six months ended June 30, 2008, net interest income showed an increase of 10% as compared to the same period in 2007 on growth in average earning assets of 14%. For the six months ended June 30, 2008 as compared to the same period in 2007, the Company experienced a decline in its net interest margin from 4.43% to 4.26% or 17 basis points. This change was primarily due to a smaller benefit from noninterest funding sources in the first six months of 2008 as compared to 2007 as the Federal Reserve lowered its targeted federal funds interest rate seven times between June 2007 and June 2008 to combat a slower economic environment.

For the three months ended June 30, 2008, net interest income showed an increase of 13% as compared to the same period in 2007 on growth in average earning assets of 16%. For the three months ended June 30, 2008 as compared to the same period in 2007, the Company experienced a decline in its net interest margin from 4.44% to 4.34% or 11 basis points. The decrease for the three months ended June 30, 2008 is due to the same reason stated above for the decline in the margin for the six months ended June 30, 2008.

For both the six months ended June 30, 2008 and 2007, average interest bearing liabilities funding average earning assets was 77%. Additionally, while the average rate on earning assets for the six month period ended June 30, 2008, as compared to 2007 has declined by 93 basis points from 7.63% to 6.70%, the cost of interest bearing liabilities has decreased by 103 basis points from 4.18% to 3.15%, resulting in an increase in the net interest spread of 10 basis points from 3.45% for the six months ended June 30, 2007 to 3.55% for the six months ended June 30, 2008. The 17 basis point decline in the net interest margin compares to an increase in the net interest spread as the benefit of average noninterest sources funding earning assets declined from 98 basis points for the six months ended

June 30, 2007 to 71 basis points for the six months ended June 30, 2008. This decline was due to the significantly lower level of interest rates during the six months ended June 30, 2008 as compared to 2007.

For the three months ended June 30, 2008 and 2007, average interest bearing liabilities funding average earning assets was 77%.  Additionally, while the average rate on earning assets for the three months ended June 30, 2007, as compared to 2008 has declined by 108 basis points from 7.65% to 6.57%, the cost of interest bearing liabilities has decreased by 130 basis points from 4.18% to 2.88%, resulting in an increase in the net interest spread of 22 basis points from 3.47% for the quarter ended June 30, 2007 to 3.69% for the three months ended June 30, 2008. The net interest margin decreased 10 basis points from 4.44% for the three months ended June 30, 2007 to 4.34% for the three months ended June 30, 2007 and compares to an increase in the net interest spread as the benefit of average noninterest sources funding earning assets declined from 97 basis points for the three months ended June 30, 2007 to 66 basis points for the three months ended June 30, 2008, also due to the significantly lower level of interest rates in 2008 as compared to 2007.

Due to the need to meet loan funding objectives in excess of deposit growth, the bank has relied to a larger extent on alternative funding sources, such as Federal Home Loan Bank (“FHLB”) advances and brokered time deposits which costs have been judged reasonable as an alternative to more core funding. If significant reliance on alternative funding sources continues, the Company’s earnings could be adversely impacted, depending on the cost of those funds when needed.

In terms of the average balance sheet composition, or mix, loans, which generally have higher yields than securities and other earning assets, increased from 87% of average earning assets in the first six months of 2007 to 89% of average earning assets for the same period of 2008.  Investment securities for the first six months of 2008 amounted to 10% of average earning assets, a decline of 1% from an average of 11% for the same period in 2007. Federal funds sold averaged 0.6% in the first six months of 2008 versus 1% of average earning assets for the same period of 2007.

For the three months ended June 30, 2008 average loans increased by 2% to 90% of average earning assets as compared to 88% for the same period in 2007. Investment securities for both the three months ended June 30, 2008 and 2007 amounted to 10% of average earning assets. Federal funds sold averaged 0.4% of average earning assets for the three months ended June 30, 2008 as compared to 2% for the same period in 2007.

The provision for credit losses was $1.5 million for the first six months of 2008 as compared to $339 thousand for the same period in 2007. The higher provisioning in the first six months of 2008 as compared to 2007 is attributable to substantially higher levels of loan growth ($78 million for the six months ended June 30, 2008 versus $33 million for the same period in 2007) and to increases in reserve allocations on classified credits.

The provision for credit losses was $814 thousand for the three months ended June 30, 2008 as compared to $36 thousand for the three months ended June 30, 2007.  The higher provisioning in the second quarter of 2008 as compared to the second quarter of 2007 is primarily attributable to higher levels of loan growth ($35 million for the three months ended June 30, 2008 versus $22 million for the same period in 2007), increases in specific reserves for problem and potential problem loans, and higher levels of net charge-offs in the second quarter of 2008 as compared to the second quarter of 2007.

In total, the ratio of net charge-offs to average loans was 0.11% for the first six months of 2008 as compared to 0.13% for the first six months of 2007. The continued management of a quality loan portfolio remains a key objective of the Company. For the six months ended June 30, 2008, net charge-offs totaled $417 thousand versus $424 thousand for the six months ended June 30, 2007. Net charge-offs in the six months ended June 30, 2008 were attributable to charge-offs in consumer loans (39% of total), the un-guaranteed portion of SBA Loans (32% of total), and non-real estate commercial business loans (29% of total).

In total, the ratio of net charge-offs to average loans was 0.20% for the three months ended June 30, 2008 as compared to 0.01% for the same three month period of 2007. For the three months ended June 30, 2008, the Company recorded net charge-offs of $393 thousand as compared to $11 thousand of net charge-offs for the three months ended June 30, 2007.  Net charge-offs in the three months ended June 30, 2008 were attributable to charge-offs in consumer loans (38% of total), the un-guaranteed portion of SBA Loans (32% of total), and non-real estate commercial business loans (30% of total).

Total noninterest income was $1.9 million for the first six months of 2008 as compared to $2.2 million for the same period in 2007, a decline of 13%. The decrease in the six months ended 2008 was attributed primarily to lower amounts of gains on the sale of SBA and residential mortgage loans of $279 thousand versus $571 thousand during the six months ended June 30, 2007, and no income from subordinate financing of real estate projects in 2008 versus $227 thousand in the prior year. Income from subordinated financing activities is subject to wide variances, as it is based on the sales progress of a limited number of development projects.

Total noninterest income for the three months ended June 30, 2008 declined 19% from the same period in 2007 from $1.2 million to $970 thousand. This decline was due to a lower volume of SBA and residential mortgage loan sales activity, which activity is subject to significant quarterly variances and no income from subordinate financing of real estate projects in 2008 versus $227 thousand in the prior year.

Total noninterest expenses increased from $12.3 million in the first six months of 2007 to $12.7 million for the first six months of 2008, an increase of 4%. The primary reasons for this increase were merit increases and related personnel cost increases, increased broker fees, higher internet and license agreement fees and increased legal, accounting and professional fees. The efficiency ratio, which measures the level of non-interest expense to total revenue (defined as the sum of net interest income and noninterest income) improved to 64.50% for the six months ended June 30, 2008, as compared to 66.88% for the six months ended June 30, 2007.

For the three months ended June 30, 2008, total noninterest expenses were $6.5 million, as compared to $6.2 million for the same period in 2007, an increase of 5%. This increase was due to the same factors mentioned above which affected the increase for the six month period. The efficiency ratio for the three months ended June 30, 2008 improved to 63.96% as compared to 66.33% for the same period in 2007. While the Company continues to make strategic investments in infrastructure, more attention to overall cost management is being emphasized.

For the six months ended June 30, 2008 as compared to 2007, the increase in net interest income from increased volumes, offset by the combination of a higher provision for credit losses, lower levels of noninterest income, a lower net interest margin and higher levels of noninterest expenses, resulted in stable net income during the three month period.

The ratio of average equity to average assets declined from 9.65% for the first six months of 2007 to 9.59% for the first six months of 2008. As discussed below, the capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities.  The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first six months of 2008 was $17.8 million compared to $16.2 million for the first six months of 2007, a 10% increase. This increase in net interest income for the six months ended June 30, 2008 was attributable in part to an increased volume of earning assets of 14% offset somewhat by a 4% decline in the net interest margin from 4.43% to 4.26%. For the three months ended June 30, 2008, net interest income was $9.2 million as compared to $8.2 million for the same period in 2007, a 13% increase. This increase was attributable to an increased volume of earning assets of 16% offset somewhat by a 2% decline in the net interest margin from 4.45% to 4.34%. As earlier mentioned, the decline in the net interest margin in both the three and six month periods ended June 30, 2008 as compared to the same periods in 2007 was due to a lower benefit of noninterest funding sources as market interest rates were substantially lower in 2008 as compared to 2007. In an effort to combat a weaker economic climate, the Federal Reserve lowered its targeted federal funds rate from 5.25% at June 2007 to 2.00% at June 2008.

The tables below labeled “Average Balances, Interest Yields and Rates and Net Interest Margin” present the average balances and rates of the various categories of the Company’s assets and liabilities for the six and three months ended 2008 and 2007.  Included in the table is a measurement of interest rate spread and margin.  Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

EAGLE BANCORP, INC.

Average Balances, Interest Yields and Rates, and Net Interest Margin

(dollars in thousands)

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,974	$57	3.85%	$4,570	$131	5.78%
Loans (1) (2) (3)	750,768	25,824	6.92%	642,001	25,498	8.01%
Investment securities available for sale (3)	82,874	2,070	5.02%	81,440	2,018	5.00%
Federal funds sold	4,732	58	2.46%	7,520	196	5.26%
Total interest earning assets	841,348	28,009	6.70%	735,531	27,843	7.63%

Total noninterest earning assets	42,643			46,564
Less: allowance for credit losses	8,470			7,407
Total noninterest earning assets	34,173			39,157
TOTAL ASSETS	$875,521			$774,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$45,968	$160	0.70%	$53,575	$126	0.47%
Savings and money market	190,480	1,927	2.03%	168,400	3,073	3.68%
Time deposits	295,302	6,249	4.26%	266,084	6,624	5.02%
Customer repurchase agreements and federal funds purchased	54,950	695	2.54%	42,841	970	4.57%
Other short-term borrowings	20,346	298	2.95%	7,757	212	5.51%
Long-term borrowings	42,363	838	3.98%	25,160	671	5.38%
Total interest bearing liabilities	649,409	10,167	3.15%	563,817	11,676	4.18%

Noninterest bearing liabilities:
Noninterest bearing demand	137,378			132,415
Other liabilities	4,780			3,732
Total noninterest bearing liabilities	142,158			136,147

Stockholders’ equity	83,954			74,724
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$875,521			$774,688

Net interest income		$17,842			$16,167
Net interest spread			3.55%			3.45%
Net interest margin			4.26%			4.43%

(1)          Includes Loans held for sale

(2)          Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $666 thousand and $580 thousand for the six months ended June 30, 2008 and 2007, respectively.

(3)          Interest and fees on loans and investments exclude tax equivalent adjustments.

EAGLE BANCORP, INC.

Average Balances, Interest Yields and Rates, and Net Interest Margin

(dollars in thousands)

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest earning assets:	$1,854	$14	3.04%	$4,490	$70	6.25%
Interest bearing deposits with other banks and other short-term investments	770,034	12,944	6.76%	647,714	12,967	8.03%
Loans (1) (2) (3)	81,721	1,018	5.01%	73,620	888	4.84%
Investment securities available for sale (3)	3,623	19	2.11%	13,165	172	5.24%
Federal funds sold	857,232	13,995	6.57%	738,989	14,097	7.65%
Total interest earning assets
	42,834			47,323
Total noninterest earning assets	8,799			7,350
Less: allowance for credit losses	34,035			39,973
Total noninterest earning assets	$891,267			$778,962
TOTAL ASSETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:	$47,794	$95	0.80%	$51,826	$60	0.46%
Interest bearing transaction	195,372	860	1.77%	171,162	1,555	3.64%
Savings and money market	301,638	2,953	3.94%	268,846	3,373	5.03%
Time deposits	54,887	301	2.21%	39,146	445	4.56%
Customer repurchase agreements and federal funds purchased	18,692	108	2.32%	7,440	104	5.61%
Other short-term borrowings	45,055	436	3.89%	28,363	372	5.26%
Long-term borrowings	663,438	4,753	2.88%	566,783	5,909	4.18%
Total interest bearing liabilities

Noninterest bearing liabilities:	138,347			132,579
Noninterest bearing demand	4,774			4,051
Other liabilities	143,121			136,630
Total noninterest bearing liabilities
	84,708			75,549
Stockholders’ equity	$891,267			$778,962
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY

		$9,242			$8,188
Net interest income			3.69%			3.47%
Net interest spread			4.34%			4.44%
Net interest margin

(1)          Includes Loans held for sale

(2)          Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $369 thousand and $271 thousand for the three months ended June 30, 2008 and 2007, respectively.

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

During the first six months of 2008, a provision for credit losses was made in the amount of $1.5 million and the allowance for credit losses increased $1.1 million, including the impact of $417 thousand in net charge-offs during the period. The provision for credit losses of $1.5 million in the first six months of 2008 compared to a provision for credit losses of $339 thousand in the first six months of 2007. The higher provisioning in the first six months of 2008 as compared to 2007 is attributable to substantially higher levels of loan growth and to increases in reserve allocations on classified credits. In part, higher levels of loan growth can be attributable to growing demand from existing and new customers within the Bank’s trade area as a result of reduced access to funds in the conduit and life insurance capital markets.

During the three months ended June 30, 2008, a provision for credit losses was made in the amount of $814 thousand and the allowance for credit losses increased $421 thousand, including the impact of $393 thousand in net charge-offs during the period. The provision for credit losses of $814 thousand in the three months June 30, 2008 compared to $36 thousand in the same period of 2007. The higher provisioning in the second quarter of 2008 as compared to the second quarter of 2007 is primarily attributable to higher levels of loan growth in the second quarter of 2008 versus 2007, increases in specific reserves for problem and potential problem loans, and higher levels of net charge-offs in the second quarter of 2008 as compared to the second quarter of 2007.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Six Months Ended
	June 30,
(dollars in thousands)	2008	2007
Balance at beginning of year	$8,037	$7,373
Charge-offs:
Commercial	251	421
Real estate – commercial	—	—
Construction	—	—
Home equity	124	—
Other consumer	58	24
Total charge-offs	433	445

Recoveries:
Commercial	16	8
Real estate – commercial	—	—
Construction	—	—
Home equity	—	—
Other consumer	—	13
Total recoveries	16	21
Net charge-offs	(417)	(424)

Additions charged to operations	1,534	339
Balance at end of period	$9,154	$7,288

Annualized ratio of net charge-offs during the period to average loans outstanding during the period
	0.11%	0.13%

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	As of June 30,		As of December 31,
	2008		2007
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$3,925	20%	$3,300	21%
Real estate – commercial (2)	3,387	50%	3,053	55%
Real estate – residential	20	0%	21	0%
Construction - commercial and residential (2) (3)	1,402	21%	1,314	15%
Home equity	245	8%	233	8%
Other consumer	175	1%	116	1%
Unallocated	—	0%	—	0%
Total loans	$9,154	100%	$8,037	100%

(1) Represents the percent of loans in each category to total loans.

(2) Includes loans from land acquisition and development.

(3)  Included in the allowance for construction loans at December 31, 2007 is $367 thousand for one identified loan for which an allowance was not deemed necessary at June 30, 2008 pursuant to analysis under SFAS 114.

Nonperforming Assets

The Company’s nonperforming assets are comprised of loans delinquent 90 days or more, non-accrual loans, restructured loans and other real estate owned. The percentage of nonperforming loans to total loans was 1.45% at June 30, 2008, compared to 0.74% at December 31, 2007 and 0.22% at June 30, 2007.

At June 30, 2008, the Company had $11.6 million of loans classified as nonperforming, as compared to $5.3 million at December 31, 2007, and $1.5 million at June 30, 2007. The increase in nonperforming loans at June 30, 2008 as compared to December 31, 2007 relates primarily to two commercial loan relationships which include commercial real estate loans secured by residential properties which have experienced cost overruns and/or delays in the development and construction processes.  Management believes that the Company is adequately reserved for these non-performing real estate secured loans. The Company had no restructured loans at June 30, 2008, December 31, 2007 or June 30, 2007. Significant variation in these amounts may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. The Company had no Other Real Estate Owned (OREO) at June 30, 2008, December 31, 2007 or June 30, 2007. The balance of impaired loans was $11.6 million with specific reserves against those loans of $852 thousand at June 30, 2008, compared to $5.3 million of impaired loans at December 31, 2007 with specific reserves of $220 thousand and $1.5 million of impaired loans at June 30, 2007 with specific reserves of $500 thousand. The allowance for loan losses represented 1.15% of total loans at June 30, 2008 as compared to 1.12% at December 31, 2007, and 1.11% at June 30, 2007. The higher allowance percentage at June 30, 2008 as compared to December 31, 2007 and June 30, 2007 relates primarily to changes in the portfolio mix and higher reserve levels for problem loans and potential problem loans.

The following table shows the amounts of nonperforming assets at the dates indicated:

	June 30,		December 31,
(dollars in thousands)	2008	2007	2007
Nonaccrual Loans
Commercial	$1,423	$1,450	$1,174
Other consumer	—	—	—
Home equity	—	—	123
Construction - commercial and residential	9,245	—	3,386
Real estate - commercial	886	—	641
Accrual loans-past due 90 days
Commercial	—	—	—
Other Consumer	—	—	—
Real estate - commercial	—	—	—
Restructured loans	—	—	—
Real estate owned	—	—	—
Total non-performing assets	$11,554	$1,450	$5,324

At June 30, 2008, there were an additional $9.8 million of performing loans considered potential problem loans, defined as loans which are not included in the past-due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosures in the past- due, nonaccrual or restructured loan categories.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investments, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the six months ended June 30, 2008 was $1.9 million, compared to $2.2 million for the six months ended June 30, 2007, a decrease of 13%. The decrease in the six months ended June 30, 2008 was attributed to lower amounts of gains on the sale of SBA (due to lower volume of sales and lower profit margins) and residential mortgage loans of $279 thousand versus $571 thousand in the six months ended June 30, 2007 and no income from subordinated financing of real estate projects in 2008 versus $227 thousand in the prior year. Income from subordinated financing activities is subject to wide variances, as it is based on the sales progress of a limited number of development projects.

Total noninterest income for the three months ended June 30, 2008 declined 19% from the same period of 2007, from $1.2 million to $970 thousand. The decrease was primarily attributed to the same reasons mentioned above for the six month periods.

For the six months ended June 30, 2008 service charges on deposit accounts increased to $913 thousand from $713 thousand, an increase of 28%. The increase in service charges on deposit accounts for the six month period was primarily related to new relationships and to the effect of lower market interest rate credits on analyzed accounts.  For the three months ended June 30, 2008 service charges on deposit accounts increased from $364 thousand to $484 thousand compared to the same period in 2007, owing to the same factors noted above for the six month periods.

Gain on sale of loans consists of SBA and residential mortgage loans. For the six months ended June 30, 2008 gain on sale of loans decreased from $571 thousand to $279 thousand compared to the same period in 2007 or a decrease of 51%. For the six months ended June 30, 2008 the gain on sale of SBA loans decreased to $138 thousand compared to $349 thousand for the same period in 2008. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. The Bank has been recognized as the leading community bank SBA lender in its marketplace. The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these residential mortgage loans yielded gains of $141 thousand in the first six months of 2008 compared to $222 thousand in the same period in 2007. The decline is attributed to a weaker residential mortgage climate. Loans sold are subject to repurchase in circumstances where documentation is not accurate or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be minimal and to date has experienced no repurchases. Evaluation of these possible contingencies is made on an ongoing basis. For the three months ended June 30, 2008, gain on loan sales decreased from $334 thousand to $152 thousand compared to the same period in 2007. For the three months ended June 30, 2008, the gain on sale of SBA loans decreased to $101 thousand compared to $201 thousand for the same period in 2008. Sales of residential mortgage loans yielded gains of $50 thousand for the three months ended June 30, 2008, compared to $133 thousand for the same period in 2007.

Other income totaled $475 thousand, for the first six months of 2008 as compared to $683 thousand for the same period in 2007, a decrease of 30%. The primary reason for the decrease is due to lower earnings from subordinated financing transactions. The Company provides subordinated financing for the acquisition, development and construction of real estate projects. These subordinate financing transactions which are held by its wholly owned subsidiary Eagle Commercial Ventures, LLC (“ECV”), generally entail a higher risk profile (including lower priority and higher loan to value ratios) than other loans made by the Bank.  A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income from these loans may be volatile from period to period, based on the status of such projects. For the six months ended June 30, 2007, the Company recognized $227 thousand as the settlement of units occurred, compared to no income for the same period in 2008. Income from subordinated financing activities is subject to wide variances, as it is based on the sales progress of a limited number of development projects. Other income totaled $217 thousand for the three months ended June 30, 2008 as compared to $385 thousand for the same period in 2007, a decrease of 44%. The primary reasons for the decrease for the three months ended June 30, 2008 are the same as mentioned above for the six months ended June 30, 2008.

For the six and three months ended June 30, 2008, investment gains amounted to $10 thousand and $0 thousand, respectively as compared to investment gains of $7 thousand and $0 thousand for the same periods in 2007.

Noninterest Expense

Noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, legal, accounting and professional fees and other expenses.

Total noninterest expense was $12.7 million for the six months ended June 30, 2008 compared to $12.3 million for the six months ended June 30, 2007, an increase of 4%. For the three months ended June 30, 2008, total noninterest expense was $6.5 million versus $6.2 million for the same period in 2007, a 5% increase.

Salaries and employee benefits were $7.3 million for the six months of 2008, as compared to $6.8 million for 2007, a 7% increase. For the three months ended June 30, 2008, salaries and employee benefits amounted to $3.6 million versus $3.4 million for the same period in 2007, a 6% increase. These increases were due substantially to merit increases, increased incentive accruals and benefit costs. At June 30, 2008, the Company’s staff numbered 163, as compared to 165 at June 30, 2007.

Premises and equipment expenses amounted to $2.2 million for the six months ended June 30, 2008 versus $2.5 million for the same period in 2007. This decrease of 11% was due primarily to the sublease of certain facilities in the second quarter of 2007 and a $130 thousand reduction in the expense associated with equipment repairs and maintenance. For the six months ended June 30, 2008 the Company recognized $144 thousand of sublease revenue as compared to none for the same period in 2007. The increase in sublease revenue and cost savings reduction in repairs and maintenance more than offset the minimal increase in other ongoing operating expenses associated with the Company’s facilities, all of which are leased. For the three months ended June 30, 2008, premises and equipment expenses amounted to $1.1 million versus $1.3 million for the same period in 2007. For the three months ended June 30, 2008, the Company recognized $72 thousand in sublease revenue; no subleasing revenue was recorded for the three months ended June 30, 2007. The reason for the decrease in expense for the three months ended June 30, 2008 is the same as mentioned above for the six months ended.

Marketing and advertising costs decreased from $222 thousand for the six months ended June 30, 2007 to $195 thousand in the same period in 2008, a decrease of 12%. This decline was due primarily to shifting certain design work in-house, the decline in time deposit advertising, and a reduction in sponsorships.   For the three months ended June 30, 2008, marketing and advertising expenses amounted to $114 thousand versus $131 thousand for the same period in 2007, a decrease of 13%. This decrease was due to the same reasons mentioned above for the six months ended June 30, 2008.

Legal, accounting and professional fees were $408 thousand for the six months ended June 30, 2008, as compared to $302 thousand for same period in 2007, a 35% increase. This increase is primarily due to increased efforts on collection of nonperforming assets. The costs related to the pending acquisition of Fidelity & Trust, which will generally be capitalized as of the consummation of the transaction, are not included in these expense totals. For the three months ended June 30, 2008, legal, accounting and professional fees amounted to $238 thousand versus $158 thousand for the same period in 2007, a 51% decrease. This increase is due to the same reasons mentioned above for the six month period ended June 30, 2008.

Other expenses, increased to $2.7 million in the first six months of 2008 from $2.5 million for the same period in 2007, an increase of 7%. For the three months ended June 30, 2008, other expenses amounted to $1.4 million versus $1.2 million for the same period in 2007, an increase of 16%. The major components of cost in this category include internet license agreements, outside data processing, insurance expenses, ATM expenses, broker fees, telephone, courier, correspondent bank fees, office supplies and printing, record management and storage costs, director fees and FDIC insurance premiums.  For the six months and three months ended June 30, 2008, as compared to the same periods in 2007, the significant increases in this category were primarily broker fees, record management and storage costs, internet license agreements, FDIC insurance premiums and merger related expenses.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (termed effective tax rate) decreased to 36.0% for the six months ended June 30, 2008 as compared to 36.3% for the same period in 2007. This decrease was due primarily to higher amounts of federal tax exempt income for the six months ended June 30, 2008 as compared to the same period in 2007. For the second quarter of 2008 as compared to 2007, the effective tax rate was 35.3% as compared to 36.7%, the lower effective rate due to the same reason above for the six month comparisons.

FINANCIAL CONDITION

Summary

At June 30, 2008, assets were $915.8 million, loans were $795.1 million, deposits were $698.4 million, customer repurchase agreements and other borrowings were $127.7 million and stockholders’ equity was $84.2 million. As compared to December 31, 2007, assets grew by $69.4 million (8%), loans by $78.4 million (11%), deposits increased by $67.5 million (11%), customer repurchase agreements and other borrowings decreased by $0.7 million (1%) and stockholders’ equity grew by $3.0 million (4%).

The Company paid a cash dividend of $0.06 per share in the second quarters of 2008 and 2007. For each of the six months ended June 30, 2008 and 2007, the Company paid cash dividends of $0.12 per share.

The Company announced on July 25, 2008 that it will discontinue the payment of cash dividends on the common stock.

Loans

Loans, net of amortized deferred fees and costs, at June 30, 2008, December 31, 2007 and June 30, 2007 by major category are summarized below:

	As of June 30,		As of December 31,		As of June 30,
	2008		2007		2007
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$161,047	20%	$149,332	21%	$137,587	21%
Real estate mortgage – commercial (1)	395,482	50%	392,757	55%	363,345	55%
Real estate mortgage – residential	2,022	0%	2,160	0%	1,386	0%
Construction - commercial and residential (1)	169,679	21%	110,115	15%	100,678	15%
Home equity	59,636	8%	57,515	8%	52,558	8%
Other consumer	7,236	1%	4,798	1%	3,679	1%
Total loans	795,102	100%	$716,677	100%	659,233	100%
Less: Allowance for Credit Losses	(9,154)		(8,037)		(7,288)
Net Loans and Leases	$785,948		$708,640		$651,945

(1) Includes loans from land acquisition and development.

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both investment and owner occupied projects.  The majority of the ADC portfolio, both speculative and non speculative, includes loan funded interest reserves.  ADC loans containing loan funded interest reserves represent approximately 17% of the outstanding loan portfolio at June 30, 2008.  The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection.  When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan.  The Company does not significantly utilize interest reserves in other loan products.  The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan.  In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposits from the local market areas surrounding the Bank’s offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds.  To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from a regional brokerage firm.

For the six months ended June 30, 2008, noninterest bearing deposits increased $858 thousand as compared to December 31, 2007, while interest bearing deposits increased by $66.6 million during the same period, primarily due to growth in certificates of deposits.

Approximately 45% of the Bank’s deposits at June 30, 2008 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking, and given the demographics of the Company’s marketplace, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand, although some exceptions have been made for large deposit transactions. When appropriate in order to fund strong loan demand, the Bank accepts certificates of deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line and to brokered deposits obtained from qualified investment firms. These deposits amounted to approximately $53.5 million or 8% of total deposits at June 30, 2008, as compared to approximately $10.2 million or 2% of total deposits at December 31, 2007.  The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which these deposits can be acquired.

At June 30, 2008, the Company had approximately $143.3 million in noninterest bearing demand deposits, representing 21% of total deposits. This compared to approximately $142.5 million of these deposits at December 31, 2007 (23% of total deposits). These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $46.1 million at June 30, 2008 compared to $52.9 million at December 31, 2007. Customer repurchase agreements are subject to seasonal fluctuations. The average balance for the six and three months ended June 30, 2008 was $48,2 million and $46.2 million, respectively, compared to an average balance of $39.1 million for the full year of 2007. Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency and mortgage backed securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of

$100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At June 30, 2008, the Company had $16.6 million in outstanding balances under its federal funds purchased lines of credit provided by correspondent banks, as compared to $23.5 million at December 31, 2007. The Bank had $65.0 million of FHLB borrowings outstanding at June 30, 2008 and $52.0 million outstanding at December 31, 2007. These advances are secured by a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

Liquidity Management

Liquidity is a measure of the Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s entire investment securities portfolio is in an available-for-sale status which allows it flexibility to generate cash from sales as needed to meet ongoing loan demand (subject to the collateralization requirements of the customer repurchase agreement portfolio). These above sources of liquidity are primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources

The Company maintains secondary sources of liquidity, which at June 30, 2008 included a $15 million line of credit with a correspondent bank (which matured in July 2008), secured by the stock of the Bank, against which there were no amounts outstanding. In August 2008, the Company finalized a new $20 million line of credit with another regional bank, secured by the stock of the Bank, against which there are currently no amounts outstanding. This new facility replaces the facility which matured in July 2008. Please refer to Note 12 Subsequent Events for additional information on this new secondary liquidity facility. Additionally, the Bank can purchase up to $76.5 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were $16.6 million of borrowings outstanding at June 30, 2008. At June 30, 2008, the Bank was also eligible to take advances from the FHLB up to $102.8 million based on collateral at the FHLB, of which it had $65.0 million of advances outstanding. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

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

At June 30, 2008, under the Bank’s liquidity formula, it had $232.7 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

The following is a schedule of significant funding commitments at June 30, 2008:

(in thousands)
Unused lines of credit (consumer)	$53,540
Other commitments to extend credit	162,635
Standby letters of credit	8,903
Total	$225,078

In April 2008, the Bank entered into a lease for a new branch office and additional office space in the business district of Washington, D.C. The initial lease term is 10 years and the minimum lease obligation is approximately $2.8 million. The lease commencement is expected in early 2010.

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

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current interest rate environment, the Company has been maintaining the duration of its investment and loan portfolios and acquiring more variable and short-term liabilities, so as to mitigate the risk to earnings and capital should interest rates decline from current levels. There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

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

For the analysis presented below, at June 30, 2008, the bank utilizes an assumption (as compared to the assumption at June 30, 2007) for the re-pricing of money market deposit accounts to reflect a change of 50 basis points in money market account interest rates for each 100 basis points in market interest rates in both a decreasing and increasing interest rate shock scenario. This assumption change was based on the Bank’s demand for funds and its recent experience with market interest rates in the third quarter of 2007. Analysis prior to September 30, 2007 assumed that money market rates were changed 100 basis points for each 100 basis points movement in general interest rates.

As quantified in the table below, the Company’s analysis at June 30, 2008 shows a moderate effect on net interest income, net income and the economic value of equity when interest rates are shocked down 100 and 200 basis points and up 100 and 200 basis points due to the significant level of variable rate and repriceable assets and liabilities. The re-pricing duration of the investment securities available for sale is 2.3 years, the loan portfolio 1.2 years, the interest bearing deposit portfolio 1.4 years and the borrowed funds portfolio 0.9 years.

The following table reflects the result of a shock simulation on the June 30, 2008 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in Market Value of Portfolio Equity
+200	- 4.1%	-10.8%	-7.3%
+100	-2.2%	-5.8%	-3.1%
0	—	—	—
-100	+1.7%	+4.4%	-0.7%
-200	+1.8%	+4.7%	-2.9%

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

Market interest rates (as evidenced by the US Treasury yield curve), while remaining at relatively low levels, did increase at June 30, 2008 as compared to March 31, 2008, which had the effect of mitigating risk in a declining interest rate environment. Lower levels of interest rates tend to create floors (given a shock of -200 basis points) on various deposit interest rate products, as interest rates cannot be reduced below zero.

The results of simulation at June 30, 2008 are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy risk limit of 15% negative change for a 100 basis point change in market interest rate shock and a policy risk limit of 20% negative change for a 200 basis point change in market interest rate shock.  For the market value of equity, the Company has adopted a policy risk limit of 20% negative change for a 100 basis point change in market interest rates shock and a policy risk limit of 25% negative change for a 200 basis point change in market interest rates shock.

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

Based on the current economic environment, management has generally been endeavoring to extend the duration of assets, to acquire more fixed and renegotiable rate loans, and has been emphasizing the acquisition of shorter-term time deposits.  The Company has also been acquiring lower cost FHLB callable advances to better manage the net interest margin. This strategy has mitigated the Company’s exposure to lower interest rates as measured at June 30, 2008. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the sensitivity of the Company to changes in interest rates. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At June 30, 2008, the Company had a positive cumulative GAP position of approximately 4% of total assets out to three months and a negative cumulative GAP position of about 3% out to 12 months, as compared to a three month positive GAP of 2% and a negative cumulative GAP out to 12 months of 6% at December 31, 2007  The change in the GAP position at June 30, 2008 as compared to December 31, 2007 relates primarily to a change in the mix of loans toward more construction loans, whose interest rates generally are variable rate. The current position is within guideline limits established by ALCO.

If interest rates decline, the Company’s net interest income and margin are expected to contract slightly because of the relatively low level of market rates at June 30, 2008 as compared to December 31, 2007 and the inability to significantly lower deposit interest rates.  Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the effects of a declining interest rate environment may not be in accordance with management’s expectations. If interest rates move significantly up or down, the Company’s interest rate sensitivity position at June 30, 2008 shows risk exposures within established policy limits established by ALCO. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP Analysis

June 30, 2008

(dollars in thousand)

Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non-sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investments securities	$13,751	$9,197	$37,759	$6,450	$12,428	$79,585
Loans (1)(2)	363,410	100,290	173,691	128,056	31,139	796,586
Fed funds and other short-term investments	1,454	—	—	—	—	1,454
Other earning assets	—	12,217	—	—	—	12,217
Total	$378,615	$121,704	$211,450	$134,506	$43,567	$889,842	$25,958	$915,800

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$4,361	$14,987	$39,966	$39,966	$44,055	$143,335
Interest bearing transaction	27,512	—	11,002	11,002	5,501	55,017
Savings and money market	95,179	—	36,838	36,839	18,419	187,275
Time deposits	129,813	165,498	13,353	3,360	790	312,814
Customer repurchase agreements and fed funds purchased	62,710	—	—	—	—	62,710
Other borrowings	25,000	—	20,000	20,000	—	65,000
Total	$344,575	$180,485	$121,159	$111,167	$68,765	$826,151	$5,436	$831,587
GAP	$34,040	$(58,781)	$90,291	$23,339	$(25,198)	$63,691
Cumulative GAP	$34,040	$(24,741)	$65,550	$88,889	$63,691

Cumulative gap as percent of total assets	3.72%	(2.70)%	7.16%	9.71%	6.95%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.  The Company is well capitalized.  Nevertheless, it is possible that we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

In July 2008, the Board of Directors authorized proceeding with the preparation of a registration statement to be filed with the Securities and Exchange Commission for an offering of up to $30 million of noncumulative convertible perpetual preferred stock.  The offering is expected to be made primarily to the Company’s shareholders following consummation of the pending transaction with Fidelity & Trust Financial Corporation, in a manner that would allow shareholders of both companies to maintain their proportionate interest in the post-merger Company.

In addition, the Board of Directors of the Company has determined that in order to further strengthen capital, the Company will discontinue the payment of cash dividends on the common stock.  The Company announced plans to declare a 10% stock dividend after the completion of the Fidelity & Trust transaction.  The record and payable dates for the stock dividend have not been determined.

Capital

The actual capital amounts and ratios for the Company and Bank as of June 30, 2008 and June 30, 2007 are presented in the table below:

					For Capital	To Be Well
	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *
As of June 30, 2008
Total capital to risk-weighted assets	$93,176	10.80%	$88,872	10.36%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	84,022	9.74%	79,748	9.30%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	84,022	9.43%	79,748	9.00%	3.0%	5.0%

As of June 30, 2007
Total capital to risk-weighted assets	$83,943	11.87%	$75,791	10.84%	8.0%	10.0%
Tier 1 to risk-weighted assets	76,655	10.84%	68,539	9.80%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	76,655	9.85%	68,539	8.89%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company.  At June 30, 2008, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk”.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

ITEM 1A - RISK FACTORS

There has been no material changes as of June 30, 2008 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Shareholders was held on May 22, 2008.  The shareholders voted and approved the following matters:

•                  The election of eight directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

Nominee	Shares Voted For	Authority Withheld
Leonard L. Abel	7,919,827	74,770
Leslie M. Alperstein	7,978,170	16,426
Dudley C. Dworken	7,962,479	32,117
Harvey M. Goodman	7,986,562	8,035
Phillip N. Margolius	7,991,208	3,388
Ronald D. Paul	7,991,208	3,388
Donald R. Rogers	7,816,029	178,567
Leland M. Weinstein	7,991,378	3,218

•                  The approval of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock to 50,000,000.

Shares Voted For	7,796,257
Shares Voted Against	183,992
Shares Abstained	14,347

ITEM 5 - OTHER INFORMATION

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

ITEM 6 - EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of December 2, 2007 by and among Eagle Bancorp, Inc., Woodmont Holdings, Inc., Fidelity & Trust Financial Corporation and Fidelity & Trust Bank (1)
3.1	Certificate of Incorporation of the Company, as amended (2)
3.2	Bylaws of the Company (3)
10.1	1998 Stock Option Plan (4)
10.2	Employment Agreement between Michael Flynn and the Company (5)
10.3	Employment Agreement between Thomas D. Murphy and the Bank (5)
10.4	Employment Agreement between Ronald D. Paul and the Company (6)
10.5	Director’s Fee Agreement between Leonard L. Abel and the Company (6)
10.6	Employment Agreement between Susan G. Riel and the Bank (5)
10.7	Employment Agreement between Martha Foulon-Tonat and the Bank (5)
10.8	Employment Agreement between James H. Langmead and the Bank (5)
10.9	Employee Stock Purchase Plan (7)
10.10	2006 Stock Plan (8)
10.11	Employment Agreement between Janice L. Williams and the Bank
11	Statement Regarding Computation of Per Share Earnings See Note 7 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a) Certification of Ronald D. Paul
31.2	Rule 13a-14(a) Certification of James H. Langmead
31.3	Rule 13a-14(a) Certification of Susan G. Riel
31.4	Rule 13a-14(a) Certification of Michael T. Flynn
32.1	Section 1350 Certification of Ronald D. Paul
32.2	Section 1350 Certification of James H. Langmead
32.3	Section 1350 Certification of Susan G. Riel
32.4	Section 1350 Certification of Michael T. Flynn

(1)                                  Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 3, 2007.

(2)                                  Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 16, 2008.

(3)                                  Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on July 25, 2008.

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

EAGLE BANCORP, INC.

Date: August 8, 2008	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman and Chief Executive Officer

Date: August 8, 2008	By:	/s/ James H. Langmead
James H. Langmead, Senior Vice President and
Chief Financial Officer