Form 10-Q
period 2008-09-30
EAGLE BANCORP INC
filed 2008-11-10
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 28, 2008, the registrant had 12,678,865 shares of Common Stock, $0.01 par value, outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements

EAGLE BANCORP, INC.

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

Cash and due from banks	$27,452	$15,408
Federal funds sold	11,668	244
Interest bearing deposits with banks and other short-term investments	6,958	4,490
Investment securities available for sale, at fair value	213,915	87,117
Loans held for sale	2,844	2,177
Loans	1,170,583	716,677
Less allowance for credit losses	(17,119)	(8,037)
Loans, net	1,153,464	708,640
Premises and equipment, net	9,724	6,701
Deferred income taxes	5,392	3,597
Bank owned life insurance	12,334	11,984
Other assets	13,794	6,042
TOTAL ASSETS	$1,457,545	$846,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing demand	$214,160	$142,477
Interest bearing transaction	62,177	54,090
Savings and money market	281,215	177,081
Time, $100,000 or more	275,296	173,586
Other time	304,519	83,702
Total deposits	1,137,367	630,936
Customer repurchase agreements and federal funds purchased	104,243	76,408
Other short-term borrowings	15,000	22,000
Long-term borrowings	76,150	30,000
Other liabilities	24,192	5,890
Total liabilities	1,356,952	765,234

STOCKHOLDERS’ EQUITY

Common stock, $0.01 par value; shares authorized 50,000,000, shares issued and outstanding 11,532,844 (2008) and 9,721,315 (2007)	115	97
Additional paid in capital	76,643	52,290
Retained earnings	23,223	28,195
Accumulated other comprehensive income	612	584
Total stockholders’ equity	100,593	81,166
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,457,545	$846,400

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

For the Nine and Three Month Periods Ended September 30, 2008 and 2007 (unaudited)

(dollars in thousands, except per share data)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest Income
Interest and fees on loans	$41,098	$38,632	$15,274	$13,134
Interest and dividends on investment securities	3,492	3,127	1,365	988
Interest on balances with other banks	—	13	—	3
Interest on federal funds sold	163	426	105	230
Total interest income	44,753	42,198	16,744	14,355

Interest Expense
Interest on deposits	13,130	14,887	4,794	5,064
Interest on customer repurchase agreements and federal funds purchased	1,019	1,376	324	406
Interest on other short-term borrowings	381	309	83	97
Interest on long-term borrowings	1,466	1,121	628	450
Total interest expense	15,996	17,693	5,829	6,017

Net Interest Income	28,757	24,505	10,915	8,338

Provision for Credit Losses	2,529	760	995	421

Net Interest Income After Provision For Credit Losses	26,228	23,745	9,920	7,917

Noninterest Income
Service charges on deposits	1,534	1,062	621	349
Gain on sale of loans	406	816	127	245
Gain on sale of investment securities	55	7	45	—
Increase in the cash surrender value of bank owned life insurance	350	338	117	118
Other income	760	1,003	285	320
Total noninterest income	3,105	3,226	1,195	1,032

Noninterest Expense
Salaries and employee benefits	11,458	10,383	4,172	3,577
Premises and equipment expenses	3,563	3,649	1,380	1,186
Marketing and advertising	320	356	125	134
Legal, accounting and professional fees	656	460	248	157
Other expenses	4,313	3,605	1,645	1,119
Total noninterest expense	20,310	18,453	7,570	6,173

Income Before Income Tax Expense	9,023	8,518	3,545	2,776

Income Tax Expense	3,256	3,103	1,284	1,021

Net Income	$5,767	$5,415	$2,261	$1,755

Earnings Per Share
Basic	$0.58	$0.57	$0.22	$0.18
Diluted	$0.57	$0.55	$0.21	$0.18
Dividends Declared Per Share	$0.12	$0.18	$—	$0.06

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2008 and 2007 (unaudited)

(dollars in thousands, except per share data)

	2008	2007
Cash Flows From Operating Activities:
Net income	$5,767	$5,415
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,529	760
Depreciation and amortization	1,101	1,008
Gains on sale of loans	(406)	(816)
Origination of loans held for sale	(27,449)	(43,347)
Proceeds from sale of loans held for sale	27,188	44,849
Increase in cash surrender value of BOLI	(350)	(338)
Gain on sale of investment securities	(55)	(7)
Stock-based compensation expense	232	178
Excess tax benefit from exercise of non-qualified stock options	(195)	(19)
Increase in other assets	(13,381)	(815)
Increase in other liabilities	17,230	3,161
Net cash provided by operating activities	12,211	10,029

Cash Flows From Investing Activities:
(Decrease) increase in interest bearing deposits with other banks and short term investments	(2,468)	275
Purchases of available for sale investment securities	(62,378)	(6,202)
Proceeds from maturities of available for sale securities	12,193	4,405
Proceeds from sale/call of available for sale securities	19,925	15,806
Net increase in loans	(96,354)	(54,421)
Net cash received in acquisition	10,885	—
Bank premises and equipment acquired	(968)	(1,004)
Net cash used in investing activities	(119,165)	(41,141)

Cash Flows From Financing Activities:
Increase (decrease) in deposits	119,696	(13,294)
Increase in customer repurchase agreements and federal funds purchased	(19,490)	11,680
(Decrease) increase in other short-term borrowings	(16,100)	22,000
Increase in long-term borrowings	46,150	—
Issuance of common stock	1,149	1,129
Excess tax benefit from exercise of non-qualified stock options	195	19
Payment of dividends and payment in lieu of fractional shares	(1,178)	(1,719)
Net cash provided by financing activities	130,422	19,815

Net Increase (Decrease) In Cash And Due From Banks	23,468	(11,297)

Cash And Due From Banks At Beginning Of Period	15,652	28,977

Cash and Due from Banks At End Of Period	$39,120	$17,680

Supplemental Cash Flows Information:
Interest paid	$15,802	$17,361
Income taxes paid	$4,761	$3,420
Stock issued for acquisition of Fidelity	$13,330	$—

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Month Periods Ended September 30, 2008 and 2007 (unaudited)

(dollars in thousands, except per share data)

				Accumulated
				Other	Total
	Common	Additional Paid	Retained	Comprehensive	Stockholders’
	Stock	in Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2008	$97	$52,290	$28,195	$584	$81,166
Comprehensive Income
Net Income			5,767		5,767
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)				61	61
Less: reclassification adjustment for gains net of taxes of $22 included in net income				(33)	(33)
Total Comprehensive Income				28	5,795
Shares issued to effect merger with Fidelity - 1,638,031 shares, net of issuance costs of $96	16	13,218			13,234
Cash Dividend ($0.12 per share)			(1,178)		(1,178)
Shares issued under dividend reinvestment plan - 76,246 shares	1	806			807
10% Stock dividend declaration		9,561	(9,561)		—
Stock-based compensation		232			232
Exercise of options for 97,252 shares of common stock	1	341			342
Tax benefit on non-qualified options exercise		195			195
Balance, September 30, 2008	$115	$76,643	$23,223	$612	$100,593

Balance, January 1, 2007	$95	$50,278	$22,796	$(253)	$72,916
Comprehensive Income
Net Income			5,415		5,415
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)				132	132
Less: reclassification adjustment for gains net of taxes of $3 included in net income				(4)	(4)
Total Comprehensive Income				128	5,543
Cash Dividend ($0.18 per share)			(1,719)		(1,719)
Stock-based compensation		178			178
Exercise of options for 77,951 shares of common stock	1	681			682
Shares issued under dividend reinvestment plan - 28,014 shares		447			447
Tax benefit adjustment on non-qualified options exercise		19			19
Balance, September 30, 2007	$96	$51,603	$26,492	$(125)	$78,066

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine and Three Months Ended September 30, 2008 and 2007 (unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Eagle Bancorp, Inc. (the “Company”) included herein are unaudited; however, they reflect all adjustments, consisting only of normal recurring accruals, that in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2007 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, as amended. The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2008.

2. NATURE OF OPERATIONS

The Company, through EagleBank, its bank subsidiary (the “Bank”), conducts a full service community banking business, primarily in Montgomery County, Maryland and Washington, D.C. The Company recently completed the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) and Fidelity & Trust Bank (“F&T Bank”). Refer to Note 5 for a full description of this transaction. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan’s origination. The Bank offers its products and services (following completion of the merger) through fifteen banking offices and various electronic capabilities, including remote deposit services introduced in 2006. Eagle Commercial Ventures, LLC (“ECV”), a direct subsidiary of the Company provides subordinated financing for the acquisition, development and construction of real estate projects, where the primary financing is provided by the Bank. Prior to the formation of ECV, the Company engaged directly in occasional subordinated financing transactions, which involve higher levels of risk, together with commensurate returns. Refer to Note 4 - Higher Risk Lending – Revenue Recognition below.

3. CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold (items with an original maturity of three months or less).

4. HIGHER RISK LENDING – REVENUE RECOGNITION

The Company has occasionally made higher risk acquisition, development, and construction (ADC) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of noninterest income. The Bank currently has one higher risk lending transaction outstanding as of September 30, 2008 amounting to $1.8 million.

5. ACQUISITION

Effective August 31, 2008, the Company consummated the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”), pursuant to which its subsidiary, Fidelity & Trust Bank (“F&T Bank”) was merged into the Bank, with the Bank being the surviving entity.

The transaction was accounted for as an acquisition by the Company of Fidelity using the purchase method of accounting (SFAS No. 141) and accordingly, the assets and liabilities of Fidelity were recorded at their respective fair values on the date of acquisition. The acquisition added approximately $360 million in loans, $100 million in investments, $385 million in deposits, $70 million in customer repurchase agreements and $13 million in equity capital to the Company. An outstanding loan from the Bank to Fidelity of $12.9 million was paid-off and eliminated in the acquisition transaction. Identified intangibles related to core deposits were recorded for $2.3 million, which is being amortized over a seven year average life and an unidentified intangible (for goodwill) was recorded for approximately $0.4 million. Additionally, in connection with the transaction, the Company recorded a reserve included in Other Liabilities. This reserve which was a price adjustment in the transaction related to potential costs or liabilities, if any, arising out of an outstanding regulatory inquiry regarding Home Mortgage Disclosure Act submitted data of the F&T Mortgage subsidiary of F&T Bank.

In accordance with the provision of SFAS No. 141, the income and expenses of Fidelity are included in the consolidated results of operations for periods subsequent to the acquisition only, which for this September 30, 2008 report is the month of September 2008 only.

As a result of the acquisition, the Company has aggregate assets of approximately $1.4 billion, and loans and deposits each in excess of $1.1 billion. The bank now has fifteen branches in the Washington, DC metropolitan area, including nine in Montgomery County, Maryland, five in the District of Columbia and one in Fairfax County, Virginia. The Company anticipates closing two branches as a part of the planned integration, both in Montgomery County, Maryland.

The acquisition was structured as a stock-for-stock exchange, under which Fidelity’s shareholders received 0.3894 shares of Company common stock for each share of Fidelity common stock owned. The final conversion ratio of 0.3894 (as compared to the initial conversion ratio of 0.9202 contained in the definitive agreement dated December 2, 2007) was based on adjustments (through the date of closing) for certain circumstances set forth in the merger agreement. Based upon the final average closing stock price for the Company of $8.0284 per share and the final conversion ratio through August 31, 2008 of 0.3894 shares, the aggregate value of the transaction was approximately $13.1 million, or $3.13 per share of Fidelity common stock. The Company issued 1,638,031 new shares to the Fidelity shareholders, which amounted to approximately 14% of pro forma shares outstanding. Outstanding stock options of Fidelity amounting to 503,570 shares were exchanged for stock option of the Company in the amount of 196,044 shares. No value was given to these option shares based on the remaining option terms as evaluated under the Black Scholes model.

The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the nine months ended September 30, 2008 and 2007 as if the transaction had occurred at the beginning of the period presented. These pro forma results are not necessarily indicative of what the Company’s results of operations would have been had the acquisition actually taken place at the beginning of each period presented.

	Nine Months Ended September 30, 2008
(dollars in thousands)	Eagle Bancorp, Inc.	Fidelity & Trust Financial Corp.	Pro Forma Adjustments	Pro Forma Consolidated
Net interest income	$28,757	$8,869	$1,398	$39,024
Net income (loss) from continuing operations	5,767	(7,512)	1,129	(616)
Loss from discontinued operations	—	(1,494)	—	(1,494)
Diluted income (loss) per share from continuing operations	0.57	(1.79)	(0.44)	(0.05)
Diluted net income (loss) income per share	0.57	(2.14)	(0.44)	(0.18)

	Nine Months Ended September 30, 2007
(dollars in thousands)	Eagle Bancorp, Inc.	Fidelity & Trust Financial Corp.	Pro Forma Adjustments	Pro Forma Consolidated
Net interest income	$24,505	$11,430	$1,398	$37,333
Net income from continuing operations	5,415	1,098	1,129	7,642
Loss from discontinued operations	—	(6,779)	—	(6,779)
Diluted income (loss) per share from continuing operations	0.55	0.26	(0.44)	0.66
Diluted net income (loss) income per share	0.55	(1.34)	(0.44)	0.08

6. INVESTMENT SECURITIES

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

(dollars in thosands)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2008	Cost	Gains	Losses	Value

U. S. Treasury securities	$44,991	$—	$86	$44,905
U. S. Government agency securities	76,075	1,004	16	77,063
Mortgage backed securities	77,593	936	61	78,468
Municipal bonds	5,062	—	387	4,675
Federal Reserve and Federal Home Loan Bank stock	7,771	—	—	7,771
Other equity investments	1,396	—	363	1,033
	$212,888	$1,940	$913	$213,915

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

U. S. Government agency securities	$50,428	$885	$18	$51,295
Mortgage backed securities	29,218	220	135	29,303
Municipal bonds	357	—	6	351
Federal Reserve and Federal Home Loan Bank stock	4,870	—	—	4,870
Other equity investments	1,278	20	—	1,298
	$86,151	$1,125	$159	$87,117

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position as of September 30, 2008 are as follows:

(dollars in thosands)

	Estimated			Gross
	Fair	Less than	More than	Unrealized
September 30, 2008	Value	12 months	12 months	Losses

U. S. Treasury securities	$44,905	$86	$—	$86
Mortgage backed securities	11,880	61	—	61
U. S. Government agency securities	6,694	16	—	16
Municipal bonds	4,675	387	—	387
Other equity investments	1,033	363	—	363
	$69,187	$913	$—	$913

	Estimated			Gross
	Fair	Less than	More than	Unrealized
December 31, 2007	Value	12 months	12 months	Losses

U. S. Government agency securities	$5,982	$—	$18	$18
Mortgage backed securities	11,032	6	129	135
Municipal bonds	351	6	—	6
	$17,365	$12	$147	$159

The unrealized losses in the investment portfolio at September 30, 2008 are the result of changes in market interest rates and spread relationships since original purchases. Except for one municipal bond issue which has an underlying rating of AA, all of the remaining bonds are rated AAA. The weighted average duration of debt securities, which comprise 96% of total investment securities, is relatively short at 2.7 years. These factors, coupled with the Company’s ability and intent to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value, substantiates that the unrealized losses are temporary in nature.

7. BORROWINGS

On August 11, 2008, the Company entered into a Loan Agreement and related Stock Security Agreement and Promissory Note (the “credit facility”) with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $20 million for working capital purposes, to finance capital contributions to the Bank and ECV. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25%. Interest is payable on a monthly basis. The term of the credit facility expires on August 31, 2010. At any time, provided no event of default exists, the Company may term out repayment of the outstanding principal balance of the credit facility over a five year term, based on a ten year straight line amortization.

The credit facility contains certain customary representations, warranties, covenants and events of default, including the following financial covenants: (1) maintaining an allowance for loan losses of not less than 55% of nonperforming assets (as calculated in the Loan Agreement); (2) maintaining the Bank’s Tier 1 Capital Leverage Ratio, Total Risk Based Capital Ratio and Tier 1 Risk Based Capital Ratio as “well capitalized”; (3) maintaining the Company’s Tier 1 Capital Leverage Ratio, Total Risk Based Capital Ratio and Tier 1 Risk Based Capital Ratio as “adequately capitalized”“ as defined for purposes of Section 38 of the FDI Act; (4) maintaining the Company’s and Bank’s consolidated nonperforming assets at less than 18% of primary equity capital, as defined; (5) maintaining consolidated net income (exclusive of extraordinary and nonrecurring items) to average total assets for the Company and Bank at not less than 0.50%; and (6) maintaining a ratio of investment in bank subsidiary to consolidated equity less goodwill of not more than 125% as of any fiscal quarter end. Upon the occurrence of any event of default (as defined in the Loan Agreement) which is continuing, Lender shall have the right to declare the amount owed under the credit facility to be immediately due and payable.

The Company did not pay a commitment fee in connection with closing of this facility.

This new credit facility replaces a prior $15 million line of credit facility which expired in July 2008. At

September 30, 2008, there was $14 million outstanding under this United Bank credit facility.

The Company was in compliance with all covenants under this credit facility at September 30, 2008.

On August 28, 2008 the Company accepted subscriptions for and sold an aggregate of $12.15 million of subordinated notes (the “Notes”), on a private placement basis, to seven parties, all of whom are directors of the Company or the Bank. The Notes, which qualify as Tier 2 capital for regulatory purposes, to the extent permitted, were issued in connection with an effort to meet regulatory requirements for the consummation of the acquisition of Fidelity. As Tier 2 capital, it is expected that the qualifying capital treatment of the Notes will be phased out during the last 5 years of the Notes’ term, at a rate of 20% of the original principal amount per year.

The Notes bear interest, payable on the first day of each month, commencing in October 2008, at a fixed rate of 10.0% per year. The Notes have a term of approximately six years, and have a maturity of September 30, 2014. The Notes are redeemable at the option of the Company, in whole or in part, on any interest payment date at the principal amount thereof, plus interest to the date of redemption.

8. INCOME TAXES

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

9. EARNINGS PER SHARE

Earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including any potential dilutive common shares outstanding, such as stock options. There were 750,615 and 192,696 shares for the nine months ended September 30, 2008 and 2007, respectively, and 782,989 and 199,185 shares for the three months ended September 30, 2008 and 2007, excluded from the diluted net income per share computation because their inclusion would be anti-dilutive.

Per share amounts and the number of outstanding shares have not been adjusted to give effect to the 10% stock dividend paid on October 1, 2008. Set forth below are the bases for the computation of earnings per share for the periods shown.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Earnings Per Common Share
Basic	$0.58	$0.57	$0.22	$0.18
Average Shares Outstanding	10,019,299	9,534,401	10,438,546	9,580,790
Diluted	$0.57	$0.55	$0.21	$0.18
Average Shares Outstanding (including dilutive effect of stock options)	10,145,642	9,855,010	10,523,723	9,838,524

10. STOCK-BASED COMPENSATION

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

The Company believes that awards under all plans better align the interests of its employees and directors with those of its shareholders.

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

On August 31, 2008, in accordance with the definitive agreement with Fidelity, the Company assumed the Fidelity 2004 Long Term Incentive Plan and 2005 Long Term Incentive Plan, and the 503,570 outstanding options to purchase Fidelity common stock were converted into options to acquire 196,044 shares of Company common stock. The options are fully vested and have terms ranging from two to one-hundred-ten months, and exercise prices ranging from $25.69 to $29.54 per share.

In September 2008, the Company awarded options to purchase 3,000 shares to an employee under the 2006 Plan which have a five-year term and vest in three substantially equal installments on the date of grant, and the first and second anniversaries of the date of grant.

In September 2008, the Company awarded options to certain employees to purchase 32,750 shares under the 2006 Plan which have a five-year term and vest in three substantially equal installments on the date of grant, and the first and second anniversaries of the date of grant.

The fair value of each option grant and other equity based award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the nine months ended September 30, 2008 and the twelve months ended December 31, 2007 and 2006.

Below is a summary of changes in shares under option (split adjusted) for the nine months ended September 30, 2008. The information excludes restricted stock unit awards.

			Weighted-Average	Weighted-Average	Aggregate
		Weighted-Average	Remaining	Grant Date	Intrinsic
As of 1/1/2008	Stock Options	Exercise Price	Contractual Life	Fair Value	Value

Outstanding	752,944	$10.09	—	$3.28	—
Vested	631,681	8.70	—	3.15	—
Nonvested	121,263	17.36	—	3.92	—

Period Activity
Issued	392,594	$19.87	—	$1.41	—
Exercised	97,252	3.52	—	1.55	—
Forfeited	12,185	14.71	—	2.80	—
Expired	28,837	14.26	—	3.63	—

As of 9/30/2008
Outstanding	1,007,264	$14.36	4.42	$2.71	$738,619
Vested	781,569	14.36	4.25	2.50	731,196
Nonvested	225,695	14.39	5.03	3.44	7,424

Outstanding:

					Weighted-Average
Range of			Stock Options	Weighted-Average	Remaining
Exercise Prices			Outstanding	Exercise Price	Contractual Life
$3.25	-	$8.75	253,174	$5.48	2.64
$8.76	-	$13.26	384,163	11.97	5.73
$13.27	-	$17.77	77,272	16.82	2.83
$17.78	-	$19.46	96,611	18.32	3.82
$19.47	-	$29.54	196,044	27.60	5.08
			1,007,264	14.36	4.42

Exercisable:

Range of			Stock Options	Weighted-Average
Exercise Prices			Exercisable	Exercise Price
$3.25	-	$8.75	231,340	$5.24
$8.76	-	$13.26	271,656	11.55
$13.27	-	$17.77	19,982	16.75
$17.78	-	$19.46	62,547	17.99
$19.47	-	$29.54	196,044	27.60
			781,569	14.36

	Nine Months
	Ended	Year Ended	Year Ended
Assumptions:	September 30, 2008	2007	2006
Expected Volatility	23.7% - 78.5%	18.5% - 24.4%	21.4% - 24.1%
Weighted-Average Volatility	35.50%	20.12%	22.62%
Expected Dividends	0.8%	1.4%	1.4%
Expected Term (In years)	0.1 - 9.0	3.1 - 4.0	0.5 - 3.4
Risk-Free Rate	2.54%	4.73%	4.60%
Weighted-Average Fair Value (Grant date)	$1.41	$3.18	$4.40

Total intrinsic value of options exercised:	768,695
Total fair value of shares vested:	254,048
Weighted-average period over which nonvested awards are expected to be recognized:	1.53	years

The expected lives are based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

Included in salaries and employee benefits the Company recognized $106 thousand ($0.01 per share) and $232 thousand ($0.02 per share) in share based compensation expense for the three and nine months ended September 30, 2008 as compared to $49 thousand ($0.01 per share) and $178 thousand ($0.02 per share) for the same periods in 2007. As of September 30, 2008 there was $596 thousand of total unrecognized compensation cost related to non-vested equity awards under the Company’s various share based compensation plans. The $596 thousand of unrecognized compensation expense is being amortized over the remaining requisite service (vesting) periods through 2015.

11. NEW ACCOUNTING PRONOUNCEMENTS

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

12. FAIR VALUE MEASUREMENTS

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

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investment securities available for sale	$213,915	$815	$212,882	$218	$—	$—

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Level 3 securites available for sale, beginning of period	$100	$—
Transfers into Level 3	118	218
Unrealized gains (losses) included in other comprehensive income	—	—
Level 3 securites available for sale, end of period	$218	$218

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

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Loans	$20,749	$—	$18,703	$2,046	$—	$—
Other real estate owned	$65	$—	$65	$—	$—	$—

13.  RELATED PARTIES

On August 28, 2008, the Company sold an aggregate of $12.15 million of subordinated notes (the “Notes”), on a private placement basis, to seven parties, all of whom are directors of the Company, its wholly owned subsidiary, EagleBank, Fidelity & Trust Financial Corporation (“Fidelity”) and Fidelity & Trust Bank (“F&T Bank”).

Refer to Note 7 for further description of the terms of this subordinated debt.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through its wholly owned banking subsidiary (the “Bank”), a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has nine offices serving Montgomery County, five offices in the District of Columbia and one office in Fairfax County, Virginia.

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

ACQUISITION COMPLETED

Eagle Bancorp, Inc. (the “Company”) recently completed the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) and Fidelity & Trust Bank (“F&T Bank”) which added approximately $360 million in loans, $100 million in investments, $385 million in deposits, $70 million in customer repurchase agreements and $13 million in equity capital. Fidelity operated six branches in Montgomery County, Maryland, Washington, D.C. and Fairfax County, Virginia which became branches of the Bank.  Refer to “Note 5 Acquisition” in the Notes to Consolidated Financial Statements for a description and further information on this transaction.

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

The specific allowance allocates a reserve to identified impaired loans. Loans identified in the risk rating evaluation as substandard, doubtful and loss, (classified loans) are segregated from non-classified loans.  Classified loans are assigned specific reserves based on an impairment analysis. Under SFAS 114, a loan for which reserves are individually allocated may show deficiencies in the borrower’s overall financial condition, payment record, support available from financial guarantors and or the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company’s assessment of the loss that may be associated with the individual loan.

The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as requiring specific reserves. The portfolio of unimpaired loans is stratified by loan type and risk assessment.  Allowance factors relate to the type of loan and level of the internal risk rating, with loans exhibiting higher risk and loss experience receiving a higher allowance factor and portfolio composition.

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

The allowance captures losses inherent in the portfolio which have not yet been recognized.  Allowance factors and the overall size of the allowance may change from period to period based upon management’s assessment of the above described factors, the relative weights given to each factor, and portfolio composition.

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

The Company follows the provisions of SFAS No. 123R, “Share-Based Payment”, which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock units, and performance based shares and the like.  This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company’s practice is to utilize reasonable and supportable assumptions which are reviewed with the appropriate Board Committee.

RESULTS OF OPERATIONS

Summary

The following discussion of the results of operations includes the results of operation of Fidelity acquired as of August 31, 2008 for the month of September 2008 only.

The Company reported net income of $5.8 million for the nine months ended September 30, 2008, as compared to net income of $5.4 million for the nine months ended September 30, 2007, an increase of 7%. Income per basic share was $0.58 for the nine month period ended September 30, 2008, as compared to $0.57 for the same period in 2007. Income per diluted share was $0.57 for the nine months ended September 30, 2008, as compared to $0.55 for the same period in 2007.

For the three months ended September 30, 2008, the Company reported net income of $2.3 million as compared to $1.8 million for the same period in 2007, an increase of 29%. Income per basic share was $0.22 for the three months ended September 30, 2008, as compared to $0.18 per basic share for the same period in 2007. Income per diluted share was $0.21 for the three months ended September 30, 2008, as compared to $0.18 for the same period in 2007, an increase of 17%.

The Company had an annualized return on average assets of 0.81% and an annualized return on average equity of 8.95% for the first nine months of 2008, as compared to returns on average assets and average equity of 0.92% and 9.57%, respectively, for the same nine months of 2007.

For the three months ended September 30, 2008, the Company had an annualized return on average assets of 0.82% and an annualized return on average equity of 9.97%, as compared to an annualized return on average assets of 0.87% and annualized return on average equity of 8.99% for the same period in 2007.

For the nine months ended September 30, 2008, net interest income showed an increase of 17% as compared to the same period in 2007 on growth in average earning assets of 23%. For the nine months ended September 30, 2008 as compared to the same period in 2007, the Company experienced a decline in its net interest margin from 4.40% to 4.20% or 20 basis points. This change was primarily due to the lower levels of benefits from noninterest sources of funding in a lower interest rate environment. Additionally, a small portion of the decline was due to lower margins on the assets and liabilities acquired from Fidelity as of August 31, 2008.

For the three months ended September 30, 2008, net interest income showed an increase of 31% as compared to the same period in 2007 on growth in average earning assets of 39%. For the three months ended September 30, 2008 as compared to the same period in 2007, the Company experienced a decline in its net interest margin from 4.34% to 4.11% or 23 basis points. The decrease for the three months ended September 30, 2008 is due to the same reason stated above for the decline in the margin for the nine months ended September 30, 2008.

For the nine month periods ended September 30, 2008 and 2007, average interest bearing liabilities funding average earning assets was 78%. Additionally, while the average rate on earning assets for the nine month period ended September 30, 2008, as compared to 2007 has declined by 104 basis points from 7.58% to 6.54%, the cost of interest bearing liabilities has decreased by 115 basis points from 4.15% to 3.00%, resulting in an increase in the net interest spread of 11 basis points from 3.43% for the nine months ended September 30, 2007 to 3.54% for the nine months ended September 30, 2008. The 20 basis point decline in the net interest margin compares to an increase in the net interest spread as the benefit of average noninterest sources funding earning assets declined from 96 basis points for the nine months ended September 30, 2007 to 66 basis points for the nine months ended September 30, 2008. This decline was due to the significantly lower level of interest rates during the nine months ended September 30, 2008 as compared to 2007.

For the three month periods ended September 30, 2008 and 2007, average interest bearing liabilities funding average earning assets was 79%.  Additionally, while the average rate on earning assets for the three months ended September 30, 2007, as compared to 2008 has declined by 117 basis points from 7.47% to 6.30%, the cost of interest bearing liabilities has decreased by 131 basis points from 4.09% to 2.78%, resulting in an increase in the net interest spread of 14 basis points from 3.38% for the quarter ended September 30, 2007 to 3.52% for the three months ended September 30, 2008. The net interest margin decreased 23 basis points from 4.34% for the three months ended September 30, 2007 to 4.11% for the three months ended September 30, 2007 and compares to an increase in the net interest spread as the benefit of average noninterest sources funding earning assets declined from 96 basis points for the three months ended September 30, 2007 to 59 basis points for the three months ended September 30, 2008, also due to the significantly lower level of interest rates in 2008 as compared to 2007.

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

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 87% of average earning assets in the first nine months of 2007 to 88% of average earning assets for the same period of 2008.  Investment securities for the first nine months of 2008 amounted to 10% of average earning assets, a decline of 1% from an average of 11% for the same period in 2007. Federal funds sold averaged 1.1% in the first nine months of 2008 versus 1.5% of average earning assets for the same period of 2007.

For the three month periods ended September 30, 2008 and September 30, 2007 average loans were 87% of average earning assets. Investment securities were 11% of average earning assets for the three months ended September 30, 2008, an increase of 1% from an average of 10% for the same period in 2007. Federal funds sold averaged 1.9% of average earning assets for the three months ended September 30, 2008 as compared to 2.3% for the same period in 2007.

The provision for credit losses was $2.5 million for the first nine months of 2008 as compared to $760 thousand for the same period in 2007. The higher provisioning in the first nine months of 2008 as compared to 2007 is attributable to substantially higher levels of loan growth ($94 million excluding the Fidelity acquisition for the nine months ended September 30, 2008 versus $53 million for the same period in 2007) and to higher levels of net charge-offs, risk migration within the portfolio, and increases in reserve allocations on classified loans.

The provision for credit losses was $995 thousand for the three months ended September 30, 2008 as compared to $421 thousand for the three months ended September 30, 2007.  The higher provisioning in the third quarter of 2008 as compared to the third quarter of 2007 is primarily attributable to increases in specific reserves for problem and potential problem loans, and higher levels of net charge-offs in the third quarter of 2008 as compared to the third quarter of 2007.

In total, the ratio of annualized net charge-offs to average loans was 0.16% for the first nine months of 2008 as compared to 0.15% for the first nine months of 2007. The continued management of a quality loan portfolio remains a key objective of the Company. For the nine months ended September 30, 2008, net charge-offs totaled $957 thousand versus $727 thousand for the nine months ended September 30, 2007. Net charge-offs in the nine months ended September 30, 2008 were attributable to charge-offs in commercial construction and land development loans ($283 thousand of total), the un-guaranteed portion of SBA loans ($257 thousand of total), non-real estate commercial business loans ($206 thousand of total), consumer loans ($182 thousand of total), and commercial real estate investment property loans ($29 thousand of total).

In total, the ratio of annualized net charge-offs to average loans was 0.23% for the three months ended September 30, 2008 as compared to 0.18% for the same three month period of 2007. For the three months ended September 30, 2008, the Company recorded net charge-offs of $540 thousand as compared to $303 thousand of net charge-offs for the three months ended September 30, 2007.  Net charge-offs in the third quarter of 2008 were attributable to charge-offs in commercial construction and land development loans ($284 thousand of total), the un-guaranteed portion of SBA loans ($126 thousand of total), non-real estate commercial business loans ($101 thousand of total) and commercial real estate investment property loans ($29 thousand of total).

Total noninterest income was $3.1 million for the first nine months of 2008 as compared to $3.2 million for the same period in 2007, a decline of 4%. The decrease was attributed primarily to lower gains on the sale of SBA and residential mortgage loans ($406 thousand versus $816 thousand) and no income from subordinated financing of real estate projects in 2008 versus $252 thousand in the prior year. Income from subordinated financing activities is subject to wide variances, as it is based on the sales progress of a limited number of development projects. Partially offsetting the decline in total noninterest income for the nine month period, the Company recorded an increase in service charges on deposit accounts of $472 thousand.

Total noninterest income for the three months ended September 30, 2008 increased 16% from the same period in 2007 from $1.0 million to $1.2 million. This increase was due primarily to higher service charges on deposit accounts and sales of investment securities offset by a lower volume of SBA and residential mortgage loan sales activity, which activity is subject to significant quarterly variances.

Total noninterest expenses increased from $18.5 million in the first nine months of 2007 to $20.3 million for the first nine months of 2008, an increase of 10%. The primary reasons for this increase were merit increases and related personnel cost increases, increased broker fees, higher internet and license agreement fees, increased legal, accounting and professional fees and merger related expenses. The efficiency ratio for the first nine months of 2008 improved to 63.74% as compared to 66.54% for the same period in 2007.

For the three months ended September 30, 2008, total noninterest expenses were $7.6 million, as compared to $6.2 million for the same period in 2007, an increase of 23%. This increase was due to the same factors mentioned above which affected the increase for the nine month period. The efficiency ratio for the three months ended September 30, 2008 improved to 62.51% as compared to 65.88% for the same period in 2007. The noninterest expenses for the three months ended September 30, 2008 include the acquired entity Fidelity for the month of September.

For the nine months ended September 30, 2008 as compared to 2007, the increase in net interest income from increased volumes, offset by the combination of a higher provision for credit losses, lower levels of noninterest income, a lower net interest margin and higher levels of noninterest expenses, resulted in increased net income during the both the nine and three months ended September 30, 2008 as compared to the same period in 2007.

The ratio of average equity to average assets declined from 9.66% for the first nine months of 2007 to 9.06% for the first nine months of 2008, as the effect of additional growth in the balance sheet was not proportionately offset by growth in capital. As discussed below, the capital ratios of the Bank remain above well capitalized levels.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities.  The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first nine months of 2008 was $28.8 million compared to $24.5 million for the first nine months of 2007, a 17% increase. This increase in net interest income for the nine months ended September 30, 2008 was attributable in part to an increased volume of earning assets of 23% offset somewhat by a 5% decline in the net interest margin from 4.40% to 4.20%. For the three months ended September 30, 2008, net interest income was $10.9 million as compared to $8.3 million for the same period in 2007, a 31% increase. This increase was attributable to an increased volume of earning assets of 39% offset somewhat by a 5% decline in the net interest margin from 4.34% to 4.11%. As earlier mentioned, the decline in the net interest margin in both the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007 was due to a lower benefit of noninterest funding sources as market interest rates were substantially lower in 2008 as compared to 2007. In an effort to combat a weaker economic climate, the Federal Reserve lowered its targeted federal funds rate from 4.75% at September 30, 2007 to 2.00% at September 30, 2008 and further reduced the targeted rate another 100 basis points to 1.00% during October 2008.

The tables below labeled “Average Balances, Interest Yields and Rates and Net Interest Margin” present the average balances and rates of the various categories of the Company’s assets and liabilities for the nine and three months ended 2008 and 2007.  Included in the table is a measurement of interest rate spread and margin.  Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

EAGLE BANCORP, INC.

Average Balances, Interest Yields and Rates, and Net Interest Margin

(dollars in thousands)

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,776	$74	3.56%	$4,528	$181	5.34%
Loans (1) (2) (3)	808,337	41,098	6.79%	649,826	38,632	7.95%
Investment securities available for sale (3)	92,795	3,418	4.92%	79,291	2,959	4.99%
Federal funds sold	10,030	163	2.17%	10,933	426	5.21%
Total interest earning assets	913,938	44,753	6.54%	744,578	42,198	7.58%

Total noninterest earning assets	46,001			45,777
Less: allowance for credit losses	9,574			7,376
Total noninterest earning assets	36,427			38,401
TOTAL ASSETS	$950,365			$782,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$46,938	$253	0.72%	$52,697	$213	0.54%
Savings and money market	205,850	2,979	1.93%	170,919	4,554	3.56%
Time deposits	334,143	9,898	3.96%	269,282	10,120	5.02%
Customer repurchase agreements and federal funds purchased	58,497	1,019	2.33%	41,384	1,376	4.45%
Other short-term borrowings	18,618	381	2.73%	7,501	309	5.51%
Long-term borrowings	47,500	1,466	4.12%	28,623	1,121	5.24%
Total interest bearing liabilities	711,546	15,996	3.00%	570,406	17,693	4.15%

Noninterest bearing liabilities:
Noninterest bearing demand	147,605			133,001
Other liabilities	5,155			3,923
Total noninterest bearing liabilities	152,760			136,924

Stockholders’ equity	86,059			75,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$950,365			$782,979

Net interest income		$28,757			$24,505
Net interest spread			3.54%			3.43%
Net interest margin			4.20%			4.40%

(1)	Includes Loans held for sale
(2)

Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.1 million and $772 thousand for the nine months ended September 30, 2008 and 2007, respectively.

(3)	Interest and fees on loans and investments exclude tax equivalent adjustments.

EAGLE BANCORP, INC.

Average Balances, Interest Yields and Rates, and Net Interest Margin

(dollars in thousands)

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,386	$17	2.83%	$4,446	$50	4.46%
Loans (1) (2) (3)	922,224	15,274	6.59%	665,222	13,134	7.83%
Investment securities available for sale (3)	112,422	1,348	4.77%	74,329	938	5.01%
Federal funds sold	20,511	105	2.04%	17,649	230	5.17%
Total interest earning assets	1,057,543	16,744	6.30%	761,646	14,352	7.47%

Total noninterest earning assets	52,575			45,323
Less: allowance for credit losses	11,756			7,317
Total noninterest earning assets	40,819			38,006
TOTAL ASSETS	$1,098,362			$799,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$48,855	$93	0.76%	$50,970	$87	0.68%
Savings and money market	236,256	1,052	1.77%	175,875	1,481	3.34%
Time deposits	410,982	3,649	3.53%	275,575	3,496	5.03%
Customer repurchase agreements and federal funds purchased	65,512	324	1.97%	38,518	406	4.18%
Other short-term borrowings	15,198	83	2.17%	7,000	97	5.50%
Long-term borrowings	57,664	628	4.33%	35,435	450	5.04%
Total interest bearing liabilities	834,467	5,829	2.78%	583,373	6,017	4.09%

Noninterest bearing liabilities:
Noninterest bearing demand	167,837			134,153
Other liabilities	5,835			4,658
Total noninterest bearing liabilities	173,672			138,811

Stockholders’ equity	90,223			77,468
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,098,362			$799,652

Net interest income		$10,915			$8,335
Net interest spread			3.52%			3.38%
Net interest margin			4.11%			4.34%

(1)	Includes Loans held for sale
(2)

Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $462 thousand and $192 thousand for the three months ended September 30, 2008 and 2007, respectively.

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

During the first nine months of 2008, a provision for credit losses was made in the amount of $2.5 million and the allowance for credit losses increased $9.1 million, including the acquired balance of the Fidelity allowance for credit losses of $7.5 million and the impact of $957 thousand in net charge-offs during the period. The Fidelity allowance represented 2.08% of the acquired outstanding loans at the date of acquisition and was larger than the Company’s allowance as a percentage of loans. The provision for credit losses of $2.5 million in the first nine months of 2008 compared to a provision for credit losses of $760 thousand in the first nine months of 2007. The higher provisioning in the first nine months of 2008 as compared to 2007 is attributable to substantially higher levels of loan growth and higher levels of net charge-offs in the nine months ended September 30, 2008 as compared to 2007. Additionally, risk migration within the loan portfolio principally due to the loan portfolio acquired in the acquisition from Fidelity and increases in reserve allocations on classified loans contributed to the increase of the higher provision.

During the three months ended September 30, 2008, a provision for credit losses was made in the amount of $995 thousand and the allowance for credit losses increased $8.0 million, including the acquired balance of the Fidelity allowance for credit losses of $7.5 million and the impact of $540 thousand in net charge-offs during the period. The provision for credit losses of $995 thousand in the three months September 30, 2008 compared to $421 thousand in the same period of 2007. The higher provisioning in the third quarter of 2008 as compared to the third quarter of 2007 is primarily attributable to higher levels of loan growth in the third quarter of 2008 versus 2007, increases in specific reserves for problem and potential problem loans, and higher levels of net charge-offs in the third quarter of 2008 as compared to the third quarter of 2007.

As part of its comprehensive loan review process, the Company’s Board of Directors and the Bank Director’s Loan Committee and or Board of Director’s Credit Review Committees carefully evaluate loans which are past-due 30 days or more.  The Committee(s) make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk requiring additional reserves.

The maintenance of a high quality loan portfolio, with an adequate allowance for possible loan losses, will continue to be a primary management objective for the Company.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2008	2007
Balance at beginning of year	$8,037	$7,373
Charge-offs:
Commercial (1)	482	755
Real estate – commercial (2)	29	—
Real estate – residentail	—	—
Construction - commercial and residential (2)	334	—
Home equity	124	—
Other consumer	58	24
Total charge-offs	1,027	779

Recoveries:
Commercial (1)	20	37
Real estate – commercial (2)	—	—
Real estate – residentail	—	—
Construction - commercial and residential (2)	50	—
Home equity	—	—
Other consumer	—	15
Total recoveries	70	52
Net charge-offs	(957)	(727)

Acquired allowance - Fidelity	7,510	—
Additions charged to operations	2,529	760

Balance at end of period	$17,119	$7,406

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.16%	0.15%

(1) Includes SBA loans.

(2) Includes loans from land acquisition and development.

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	As of September 30,		As of December 31,
	2008		2007
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$7,818	26%	$3,300	21%
Real estate – commercial (2)	4,565	43%	3,053	55%
Real estate – residential	64	1%	21	0%
Construction - commercial and residential (2)	4,046	23%	1,314	15%
Home equity	409	6%	233	8%
Other consumer	217	1%	116	1%
Total loans	$17,119	100%	$8,037	100%

(1) Represents the percent of loans in each category to total loans.

(2) Includes loans from land acquisition and development.

The table above at September 30, 2008 includes the allowance for credit losses of approximately $7.5 million acquired in the acquisition of Fidelity as of August 31, 2008 related to the performing loan portfolio. At September 30, 2008, the Company’s allowance for loan losses was 1.46% of outstanding loans.

Nonperforming Assets

As identified in the table below, the Company’s nonperforming assets are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and other real estate owned (OREO). The percentage of nonperforming loans to total loans was 1.79% at September 30, 2008, compared to 0.74% at December 31, 2007 and 0.82% at September 30, 2007.

At September 30, 2008, the Company had $21.1 million of loans classified as nonperforming, as compared to $5.3 million at December 31, 2007, and $5.6 million at September 30, 2007. The increase in nonperforming loans at September 30, 2008 as compared to December 31, 2007 relates primarily to nonperforming loans acquired from Fidelity of $8.1 million and to two commercial loan relationships which include commercial real estate loans secured by residential properties which have experienced cost overruns and/or delays in the development and construction processes.

The nonperforming loans acquired from Fidelity were evaluated separately in accordance with generally accepted accounting principles contained in SOP 03-3. That accounting resulted in the remaining contract amounts on various impaired loans being recorded at an estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the valuation amounts recorded at the date of acquisition.

Management believes that the Company is adequately reserved for its nonperforming loans. The Company had no restructured loans at September 30, 2008, December 31, 2007 or September 30, 2007. Significant variation in these amounts may occur from period to period because the amount of nonperforming loans depends largely on the condition of a small number of individual credits and borrowers relative to the total loan portfolio. The Company had $65 thousand of other real estate owned at September 30, 2008 and no other real estate owned at December 31, 2007 or September 30, 2007. The balance of impaired loans was $21.1 million with specific reserves against those loans of $2.6 million at September 30, 2008, compared to $5.3 million of impaired loans at December 31, 2007 with specific reserves of $220 thousand and $5.6 million of impaired loans at September 30, 2007 with specific reserves of $500 thousand. The allowance for credit losses represented 1.46% of total loans at September 30, 2008 as compared to 1.12% at December 31, 2007, and 1.09% at September 30, 2007. The higher allowance percentage at September 30, 2008 as compared to December 31, 2007 and September 30, 2007 resulted significantly from the acquisition of the loan portfolio of Fidelity whose allowance for credit losses was $7.5 million or 2.08% of Fidelity’s loans outstanding at August 31, 2008.

The following table shows the amounts of nonperforming assets at the dates indicated:

	September 30,		December 31,
(dollars in thousands)	2008	2007	2007
Nonaccrual loans
Commercial	$2,622	$1,420	$1,174
Other consumer	—	123	—
Home equity	323	—	123
Construction - commercial and residential	15,712	—	3,386
Real estate - commercial	2,092	4,020	641
Accrual loans-past due 90 days
Commercial	248	—	—
Other consumer	—	—	—
Real estate - commercial	—	—	—
Restructured loans	—	—	—
Other real estate owned	65	—	—
Total nonperforming assets	$21,062	$5,563	$5,324

At September 30, 2008, there were an additional $8.7 million of performing loans considered potential problem loans, defined as loans which are not included in the past-due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosures in the past- due, nonaccrual or restructured loan categories.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investments, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the nine months ended September 30, 2008 was $3.1 million, compared to $3.2 million for the nine months ended September 30, 2007, a decrease of 4%. The decrease was attributed primarily to lower gains on the sale of SBA and residential mortgage loans ($406 thousand versus $816 thousand) and no income from subordinated financing of real estate projects in 2008 versus $252 thousand in the prior year. Income from subordinated financing activities is subject to wide variances, as it is based on the sales progress of a limited number of development projects. Partially offsetting the decline in total noninterest income for the nine month period, the Company recorded an increase in service charges on deposit accounts of $472 thousand.

Total noninterest income for the three months ended September 30, 2008 increased 16% from the same period of 2007, from $1.0 million to $1.2 million. This increase was due primarily to higher service charges on deposit accounts and sales of investment securities offset by a lower volume of SBA and residential mortgage loan sales activity, which activity is subject to significant quarterly variances.

For the nine months ended September 30, 2008 service charges on deposit accounts increased to $1.5 million from $1.1 million, an increase of 44%. The increase in service charges on deposit accounts for the nine month period was primarily related to new relationships (other than those acquired from Fidelity) and to the effect of lower market interest rate credits on analyzed accounts.  For the three months ended September 30, 2008 service charges on deposit accounts increased from $349 thousand to $621 thousand compared to the same period in 2007, owing to the same factors noted above for the nine month periods. For the month of September, very little noninterest income was derived from the acquisition of Fidelity due to prior decisions to forgo deposit charges to clients in the initial 30 days period following consummation of the acquisition.

Gain on sale of loans consists of SBA and residential mortgage loans. For the nine months ended September 30, 2008 gain on sale of loans decreased from $816 thousand to $406 thousand compared to the same period in 2007 or a decrease of 50%. For the nine months ended September 30, 2008 the gain on sale of SBA loans decreased to $218 thousand compared to $480 thousand for the same period in 2007. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. The Bank has been recognized as the leading community bank SBA lender in its marketplace. The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these residential mortgage loans yielded gains of $188 thousand in the first nine months of 2008 compared to $336 thousand in the same period in 2007. The decline is attributed to a weaker residential mortgage climate. Loans sold are subject to repurchase in circumstances where documentation is not accurate or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be minimal and to date has experienced no repurchases of loans originated by the Bank. Evaluation of these possible contingencies is made on an ongoing basis. For the three months ended September 30, 2008, gain on loan sales decreased from $245 thousand to $127 thousand compared to the same period in 2007. For the three months ended September 30, 2008, the gain on sale of SBA loans decreased to $80 thousand compared to $131 thousand for the same period in 2008. Sales of residential mortgage loans yielded gains of $48 thousand for the three months ended September 30, 2008, compared to $114 thousand for the same period in 2007.

Other income totaled $760 thousand, for the first nine months of 2008 as compared to $1.0 million for the same period in 2007, a decrease of 24%. The primary reason for the decrease is due to lower earnings from subordinated financing transactions. The Company provides subordinated financing for the acquisition, development and construction of real estate projects. These subordinate financing transactions which are held by its wholly owned subsidiary Eagle Commercial Ventures, LLC (“ECV”), generally entail a higher risk profile (including lower priority and higher loan to value ratios) than other loans made by the Bank.  A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income from these loans may be volatile from period to period, based on the status of such projects. For the nine months ended September 30, 2007, the Company recognized $252 thousand as the settlement of units occurred, compared to no income for the same period in 2008. Income from subordinated financing activities is subject to wide variances, as it is based on the sales progress of a limited number of development projects. Other income totaled $320 thousand for the three months ended September 30, 2008 as compared to $285 thousand for the same period in 2007, a decrease of 11%. The primary reasons for the decrease for the three months ended September 30, 2008 are the same as mentioned above for the nine months ended September 30, 2008.

For the nine and three months ended September 30, 2008, investment gains amounted to $55 thousand and $45 thousand, respectively as compared to investment gains of $7 thousand and $0 thousand for the same periods in 2007.

Noninterest Expense

Noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, legal, accounting and professional fees and other expenses.

Total noninterest expense was $20.3 million for the nine months ended September 30, 2008 compared to $18.5 million for the nine months ended September 30, 2007, an increase of 10%. For the three months ended September 30, 2008, total noninterest expense was $7.6 million versus $6.2 million for the same period in 2007, a 23% increase.

Noninterest expenses include the effect of the acquisition of Fidelity for the month of September 2008 only.

Salaries and employee benefits were $11.5 million for the nine months of 2008, as compared to $10.4 million for 2007, a 10% increase. For the three months ended September 30, 2008, salaries and employee benefits amounted to $4.2 million versus $3.6 million for the same period in 2007, a 17% increase. These increases were due substantially to merit increases, increased incentive accruals and benefit costs. At September 30, 2008, the Company’s staff numbered 235, as compared to 178 at September 30, 2007, the largest portion of the increase due to the Fidelity acquisition completed as of August 31, 2008.

Premises and equipment expenses amounted to $3.6 million for the nine months ended September 30, 2008 versus $3.6 million for the same period in 2007. The primary reasons for no increase in expense is due primarily to the sublease of certain facilities in 2008 and a $205 thousand reduction in the expense associated with equipment repairs and maintenance. For the nine months ended September 30, 2008 the Company recognized $216 thousand of sublease revenue as compared to $16 thousand for the same period in 2007. The increase in sublease revenue and cost savings in repairs and maintenance more than offset the minimal increase in other ongoing operating expenses associated with the Company’s facilities, all of which are leased. For the three months ended September 30, 2008, premises and equipment expenses amounted to $1.4 million versus $1.2 million for the same period in 2007. For the three months ended September 30, 2008, the Company recognized $107 thousand in sublease revenue as compared to $16 thousand for the same three month period ended September 30, 2007. The reason for the increase in expense for the three months ended September 30, 2008 is primarily due to the leased facilities acquired in the acquisition of Fidelity offset by cost savings in repairs and maintenance.

Marketing and advertising costs decreased from $356 thousand for the nine months ended September 30, 2007 to $320 thousand in the same period in 2008, a decrease of 10%. This decline was due primarily to shifting certain design work in-house, creative concept/idea development, layout, copywriting and a decline in time deposit advertising. For the three months ended September 30, 2008, marketing and advertising expenses amounted to $125 thousand versus $134 thousand for the same period in 2007, a decrease of 7%. This decrease was due to the same reasons mentioned above for the nine months ended September 30, 2008.

Legal, accounting and professional fees were $656 thousand for the nine months ended September 30, 2008, as compared to $460 thousand for same period in 2007, a 43% increase. This increase is primarily due to increased efforts for collection of nonperforming assets. For the three months ended September 30, 2008, legal, accounting and professional fees amounted to $248 thousand versus $157 thousand for the same period in 2007, a 58% increase. This increase is due to the same reasons mentioned above for the nine month period ended September 30, 2008.

Other expenses, increased to $4.3 million in the first nine months of 2008 from $3.6 million for the same period in 2007, an increase of 20%. For the three months ended September 30, 2008, other expenses amounted to $1.6 million versus $1.1 million for the same period in 2007, an increase of 47%. The major components of cost in this category include internet license agreements, outside data processing, insurance expenses, ATM expenses, broker fees, telephone, courier, correspondent bank fees, office supplies and printing, record management and storage costs, director fees and FDIC insurance premiums.  For the nine months and three months ended September 30, 2008, as compared to the same periods in 2007, the significant increases in this category were primarily broker fees, internet license agreements, FDIC insurance premiums and merger related expenses. The Company expects that FDIC insurance premiums will significantly increase in future periods as a result of several factors, including (i) the increase in the Company’s deposit base resulting from the acquisition of Fidelity; (ii) the 7 basis point increase in premium ranges proposed by the FDIC commencing in 2009; and (iii) the impact of the 10 basis point premium for FDIC insurance of noninterest bearing demand deposit accounts in excess of $250,000.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (termed effective tax rate) decreased to 36.1% for the nine months ended September 30, 2008 as compared to 36.4% for the same period in 2007. This decrease was due primarily to higher amounts of federal tax exempt income for the nine months ended September 30, 2008 as compared to the same period in 2007. For the third quarter of 2008 as compared to 2007, the effective tax rate was 36.2% as compared to 36.8%, the lower effective rate due to the same reason above for the nine month comparisons.

FINANCIAL CONDITION

Summary

At September 30, 2008, assets were $1.5 billion, loans were $1.2 billion, deposits were $1.1 billion, customer repurchase agreements and other borrowings were $195.4 million and stockholders’ equity was $100.6 million. As compared to December 31, 2007, assets grew by $611.1 million (72%), loans by $453.9 million (63%), deposits increased by $506.4 million (80%), customer repurchase agreements and other borrowings increased by $67.0 million (52%) and stockholders’ equity grew by $19.4 million (24%).

The acquisition of Fidelity, which was consummated as of August 31, 2008 added significantly to asset and liabilities at September 30, 2008. Refer to Note 5 - Acquisitions for a complete discussion of this transaction.

The Company paid a cash dividend of $0.06 per share for each of the first and second quarters of 2008 and for the first, second and third quarters of 2007. In July 2008, the Company, in an action to conserve capital, discontinued the payment of its quarterly cash dividend. It further announced at the same time a 10% stock dividend, which was paid on October 1, 2008.

Loans

Loans, net of amortized deferred fees and costs, at September 30, 2008, December 31, 2007 and September 30, 2007 by major category are summarized below:

A portion of the increase in loans at September 30, 2008 includes loans acquired in the acquisition of Fidelity which was consummated on August 31, 2008. Refer to Note 5 – Acquisitions, for a complete discussion of this transaction.

	As of September 30,		As of December 31,		As of September 30,
	2008		2007		2007
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$302,534	26%	$149,332	21%	$141,312	21%
Real estate – commercial (1)	498,912	43%	392,757	55%	363,666	53%
Real estate – residential	10,000	1%	2,160	0%	1,503	0%
Construction - commercial and residential (1)	273,809	23%	110,115	15%	114,469	17%
Home equity	76,374	6%	57,515	8%	54,454	8%
Other consumer	8,954	1%	4,798	1%	4,063	1%
Total loans	1,170,583	100%	$716,677	100%	679,467	100%
Less: Allowance for credit losses	(17,119)		(8,037)		(7,406)
Net loans	$1,153,464		$708,640		$672,061

(1) Includes loans from land acquisition and development.

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both investment and owner occupied projects. Loans for land acquisition and development amounted to $76.3 million at September 30, 2008.  The majority of the ADC portfolio, both speculative and non speculative, includes loan funded interest reserves.  ADC loans containing loan funded interest reserves represent approximately 20% of the outstanding loan portfolio at September 30, 2008.  The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection.  When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan.  The Company does not significantly utilize interest reserves in other loan products.  The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan.  In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposits from the local market areas surrounding the Bank’s offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds.  To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB; federal funds purchased lines of credit from correspondent banks and brokered deposits from a regional brokerage firm.

For the nine months ended September 30, 2008, noninterest bearing deposits increased $71.7 million as compared to December 31, 2007, while interest bearing deposits increased by $434.7 million during the same period, primarily due to deposits acquired in the acquisition of Fidelity consummated as of August 31, 2008.

Approximately 51% of the Bank’s deposits at September 30, 2008 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term. Certificates of deposit in denominations of $100 thousand or more can be more volatile and more expensive than certificates of less than $100 thousand. However, because the Bank focuses on relationship banking, and given the demographics of the Company’s marketplace, its historical experience has been that large certificates of deposit have not been more volatile or significantly more expensive than smaller denomination certificates. It has been the practice of the Bank to pay posted rates on its certificates of deposit whether under or over $100 thousand, although some exceptions have been made for large deposit transactions. When appropriate in order to fund strong loan demand, the Bank accepts certificates of deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line and to brokered deposits obtained from qualified investment firms. These deposits amounted to approximately $125.5 million or 11% of total deposits at September 30, 2008, as compared to approximately $10.2 million or 2% of total deposits at December 31, 2007.  The Bank has found rates on these deposits to be generally competitive with rates in our market given the speed and minimal noninterest cost at which these deposits can be acquired.

At September 30, 2008, the Company had approximately $214.2 million in noninterest bearing demand deposits, representing 19% of total deposits. This compared to approximately $142.5 million of these deposits at December 31, 2007 (23% of total deposits). A portion of this growth is attributable to the acquisition of Fidelity consummated as of August 31, 2008. These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in each of the last several sessions of Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short term excess funds which are not suited for either a CD investment or a money market account. The balances in these accounts were $104.2 million at September 30, 2008 compared to $52.9 million at December 31, 2007. A portion of this growth is attributable to the acquisition of Fidelity consummated as of August 31, 2008. Customer repurchase agreements are subject to seasonal fluctuations. The average balance for the nine and three months ended September 30, 2008 was $53.3 million and $63.6 million, respectively, compared to an average balance of $39.1 million for the full year of 2007. A portion of this average growth is attributable to the acquisition of Fidelity consummated as of August 31, 2008.Customer repurchase agreements are not deposits and are not insured but are collateralized by U.S. government agency and mortgage backed securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of $100 thousand but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At September 30, 2008, the Company had no outstanding balances under its federal funds purchased lines of credit provided by correspondent banks, as compared to $23.5 million at December 31, 2007. The Bank had $65.0 million of FHLB borrowings outstanding at September 30, 2008 and $52.0 million outstanding at December 31, 2007. These advances are secured by a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios

On August 11, 2008, the Company entered into a Loan Agreement and related Stock Security Agreement and Promissory Note (the “credit facility”) with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $20 million for working capital purposes, to finance capital contributions to the Bank and ECV. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25%. Interest is payable on a monthly basis.  The term of the credit facility expires on August 31, 2010.  At any time, provided no event of default exists, the Company may term out repayment of the outstanding principal balance of the credit facility over a five year term, based on a ten year straight line amortization.  At September 30, 2008, there was $14 million outstanding under this United Bank credit facility.

On August 28, 2008 the Company accepted subscriptions for and sold an aggregate of $12.15 million of subordinated notes (the “Notes”), on a private placement basis, to seven parties, all of whom are directors of the Company or the Bank. As Tier 2 capital, it is expected that the qualifying capital treatment of the Notes will be phased out during the last 5 years of the Notes’ term, at a rate of 20% of the original principal amount per year. The Notes bear interest, payable on the first day of each month, commencing in October 2008, at a fixed rate of 10.0% per year.  The Notes have a term of approximately six years, and have a maturity of September 30, 2014. The Notes are redeemable at the option of the Company, in whole or in part, on any interest payment date at the principal amount thereof, plus interest to the date of redemption.

Liquidity Management

Liquidity is a measure of the Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s entire investment securities portfolio is in an available-for-sale status which allows it flexibility to generate cash from sales as needed to meet ongoing loan demand (subject to the collateralization requirements of the customer repurchase agreement portfolio). These above sources of liquidity are primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources

The Company maintains secondary sources of liquidity. In August 2008, the Company finalized a new $20 million line of credit (see Note 7 of Notes to Consolidated Financial Statements) with another regional bank, secured by the stock of the Bank. As of September 30, 2008 there were $14 million of borrowings outstanding against this new facility. This new facility replaces a $15 million facility which matured in July 2008. Additionally, the Bank can purchase up to $76.5 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were no borrowings outstanding at September 30, 2008. At September 30, 2008, the Bank was also eligible to take advances from the FHLB up to $137.2 million based on collateral at the FHLB, of which it had $65.0 million of advances outstanding. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs when depositors withdraw deposits seeking higher rates in alternative savings and investment sources than banks may offer.  The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, customer repurchase agreements and Bank lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Bank Board’s Asset Liability Committee has adopted policy guidelines which emphasize the importance of core deposits and their continued growth.

At September 30, 2008, under the Bank’s liquidity formula, it had $421.9 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

The following is a schedule of significant funding commitments at September 30, 2008:

(in thousands)
Unused lines of credit (consumer)	$55,890
Other commitments to extend credit	198,627
Standby letters of credit	15,261
Total	$269,778

In April 2008, the Bank entered into a lease for a new branch office and additional office space in the business district of Washington, D.C. The initial lease term is 10 years and the minimum lease obligation is approximately $2.8 million. The lease commencement is expected in early 2010.

In August 2008, the Bank signed a Letter of Intent which is expected to result in a lease within 30 days for a new branch office in Potomac, Maryland.  The initial lease term is 10 years and the minimum lease obligation is approximately $3.7 million. The lease commencement is expected in late 2009.

In connection with the acquisition of Fidelity, the Bank succeeded to operating leases for six branches and two administrative office locations in Montgomery County, Maryland, Washington, D.C. and Fairfax County, Virginia.  These branches and administrative office leases have various expiration dates ranging from June 2010 through June 2017.  The estimated lease payments to be made throughout the remaining lives of the various leases are approximately $14.1 million.

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

The acquisition of Fidelity’s assets and liabilities as of August 31, 2008, had the effect of significantly increasing the Company’s short-term asset sensitivity (0 to 180 days) primarily as a result of a large prime based (variable rate) loan portfolio. This increased asset sensitivity position has the effect of increasing the Company’s exposure to declining interest rates, as compared to prior periods.

For the analysis presented below, at September 30, 2008, the bank utilizes an assumption (initially adopted for the analysis at September 30, 2007) for the re-pricing of money market deposit accounts to reflect a change of 50 basis points in money market account interest rates for each 100 basis points in market interest rates in both a decreasing and increasing interest rate shock scenario. This assumption change was based on the Bank’s demand for funds and its experience with market interest rates beginning in the third quarter of 2007. Analysis prior to September 30, 2007 assumed that money market rates were changed 100 basis points for each 100 basis points movement in general interest rates.

As quantified in the table below, the Company’s analysis at September 30, 2008 shows a moderate effect on net interest income, net income and the economic value of equity when interest rates are shocked down 100 and 200 basis points and up 100 and 200 basis points due to the significant level of variable rate and repriceable assets and liabilities. The re-pricing duration of the investment securities available for sale is 2.7 years, the loan portfolio 1.1 years, the interest bearing deposit portfolio 1.3 years and the borrowed funds portfolio 0.7 years.

The following table reflects the result of a shock simulation on the September 30, 2008 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in Market Value of Portfolio Equity
+200	+1.2%	+3.3%	-6.5%
+100	+0.3%	+0.9%	-2.9%
0	—	—	—
-100	-1.7%	-4.6%	+0.2%
-200	-7.4%	-19.8%	-3.4%

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

Market interest rates (as evidenced by the US Treasury yield curve), declined sharply in the third quarter of 2008 due to a deepening financial crises emanating from defaults in the residential mortgage markets and spreading quickly to all leveraged investments. During the third quarter of 2008, the Company’s net interest spread (3.52%) was only slightly lower than the second quarter of 2008 (3.69%), at a time when the Company was enhancing liquidity in advance of the acquisition of Fidelity. Furthermore, as market interest rates move lower, the lower rates tend to create floors (given a shock of -200 basis points) on various deposit interest rate products, as interest rates cannot be reduced below zero. This effect further serves to compress net interest income and net interest margins.

The results of simulation at September 30, 2008 are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy risk limit of 15% negative change for a 100 basis point change in market interest rate shock and a policy risk limit of 20% negative change for a 200 basis point change in market interest rate shock.  For the market value of equity, the Company has adopted a policy risk limit of 20% negative change for a 100 basis point change in market interest rates shock and a policy risk limit of 25% negative change for a 200 basis point change in market interest rates shock.

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

Based on the current economic environment, management has generally been endeavoring to maintain the duration of the investment portfolio, to acquire more fixed and renegotiable rate loans, where available, and has been emphasizing the acquisition of shorter-term time deposits, including brokered CD’s. The Company had also (earlier in 2008) been acquiring lower cost FHLB callable and prime based floating advances to better manage the net interest margin. This strategy had mitigated the Company’s exposure to lower interest rates through June 30, 2008. As noted above, the acquisition of Fidelity as of August 31, 2008 added significant amounts of variable rate loans which are subject to immediate repricing should market rates change as compared to a funding source consisting largely of interest bearing time deposits which generally mature and reprice within periods up to 12 months. This asset sensitive position, resulting from the acquisition, places added risk to net interest income and the net interest margin should interest rates decline.

The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the sensitivity of the Company to changes in interest rates. A negative GAP indicates the degree to which the volume of repriceable liabilities exceeds repriceable assets in given time periods. At September 30, 2008, the Company had a positive cumulative GAP position of approximately 14% of total assets out to three months and a negative cumulative GAP position of about 2% out to 12 months as compared to a three month positive GAP of 2% and a negative cumulative GAP out to 12 months of 6% at December 31, 2007  At June 30, 2008, the Company had a positive cumulative GAP position of approximately 4% of total assets out to three months and a negative cumulative GAP position of about 3% out to 12 months, The change in the GAP position at September 30, 2008 as compared to June 30, 2008 relates primarily to the significant amount of variable rate loans acquired in the acquisition of Fidelity. The current position is within guideline limits established by ALCO.

 If interest rates decline, the Company’s net interest income and margin are expected to contract because of the large asset sensitivity position within 90 days, the relatively low level of market rates at September 30, 2008 as compared to both June 30, 2008 and  December 31, 2007 and the inability to significantly lower deposit interest rates from current levels. Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the effects of a declining interest rate environment may not be in accordance with management’s expectations. If interest rates move significantly up or down, the Company’s interest rate sensitivity position at September 30, 2008 shows risk exposures within established policy limits established by ALCO.

GAP Analysis

September 30, 2008

(dollars in thousand)

Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investments securities	$60,223	$15,884	$69,316	$31,521	$36,971	$213,915
Loans (1)(2)	644,664	104,644	191,930	182,238	49,951	1,173,427
Fed funds and other short-term investments	18,626	—	—	—	—	18,626
Other earning assets	—	12,334	—	—	—	12,334
Total	$723,513	$132,862	$261,246	$213,759	$86,922	$1,418,302	$39,243	$1,457,545

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$8,023	$20,707	$55,220	$55,220	$74,990	$214,160
Interest bearing transaction	35,627	—	10,620	10,620	5,310	62,177
Savings and money market	142,030	—	55,674	55,674	27,837	281,215
Time deposits	168,883	346,438	57,801	5,559	1,134	579,815
Customer repurchase agreements and fed funds purchased	104,243	—	—	—	—	104,243
Other borrowings	59,000	—	—	10,000	10,000	79,000
Total	$517,806	$367,145	$179,315	$137,073	$119,271	$1,320,610	$36,342	$1,356,952
GAP	$205,707	$(234,283)	$81,931	$76,686	$(32,349)	$97,692
Cumulative GAP	$205,707	$(28,576)	$53,355	$130,041	$97,692

Cumulative gap as percent of total assets	14.11%	(1.96)%	3.66%	8.92%	6.70%

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

The capital position of the Bank continues to exceed regulatory requirements to be considered well-capitalized under the definitions promulgated for prompt corrective action purposes. The capital position of the Company continues to meet the minimum requirements of the capital guidelines of the Federal Reserve. The primary indicators used by bank regulators in measuring the capital position are the tier 1 risk-based capital ratio, the total risk-based capital ratio, and the tier 1 leverage ratio. Tier 1 capital consists of common and qualifying preferred stockholders’ equity less intangibles. Total risk-based capital consists of tier 1 capital, qualifying subordinated debt, and a portion of the allowance for credit losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The tier 1 leverage ratio measures the ratio of tier 1 capital to total average assets for the most recent three month period.

The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowing, the sale of additional common stock, the sale of preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.    Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

During the third quarter, in connection with the consummation of the acquisition of Fidelity, the Company issued an aggregate of $12.15 million in subordinated notes, bearing an interest rate of 10%, due September 30, 2014, intended to qualify as Tier 2 capital. As Tier 2 capital, it is expected that the qualifying capital treatment of the notes will be phased out during the last 5 years of the notes’ term, at a rate of 20% of the original principal amount per year.  The notes were issued on a private placement basis to certain directors and executive officers. The Company expects that it will seek to replace the notes with a more permanent form of capital, which may be in the form of common or preferred equity; longer term subordinated debt or other qualifying capital instruments, prior to the beginning of the phase out of capital treatment for the notes. The Company is considering participation in the Capital Purchase Program established by the United States Department for the Treasury under the Emergency Economic Stabilization Act (the “CPP”), pursuant to which the Treasury Department may purchase 5% perpetual Senior Preferred Stock of the Company, and warrants to purchase common stock.  If the Company determines to participate, and is permitted to participate, in the CPP, it estimates that the maximum amount of Senior Preferred Stock which it would be eligible to issue is approximately $38.3 million.  The Company is also considering a possible offering of additional equity securities on a public or private basis to existing shareholders and or other investors known to the Company.  The Company discontinued the payment of cash dividends on the common stock during the third quarter in order to strengthen the Bank’s and Company’s capital position.

Capital

The actual capital amounts and ratios for the Company and Bank as of September 30, 2008 and September 30, 2007 are presented in the table below:

					For Capital	To Be Well
	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *
As of September 30, 2008
Total capital to risk-weighted assets	$124,574	9.77%	$131,701	10.38%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	96,478	7.57%	115,829	9.13%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	96,478	8.81%	115,829	10.62%	3.0%	5.0%

As of September 30, 2007
Total capital to risk-weighted assets	$85,597	11.90%	$77,685	10.92%	8.0%	10.0%
Tier 1 to risk-weighted assets	78,191	10.87%	70,316	9.89%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	78,191	9.78%	70,316	8.88%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company.  At September 30, 2008, subject to prior approval by the Maryland Commissioner of Financial Regulation, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk”.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

ITEM 1A - RISK FACTORS

There has been no material changes as of September 30, 2008 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held on August 27, 2008 to vote on the following matters:

•                  To vote to approve the issuance of up to a maximum of 4,338,363 shares of Eagle Bancorp, Inc. common stock in connection with the merger pursuant to which Fidelity & Trust Financial Corporation will be merged into a wholly owned subsidiary of Eagle Bancorp, Inc.

Shares voted for	5,002,171
Shares voted against	99,699
Shares abstained	31,740

•                  To vote upon a proposal, if necessary, to adjourn the special meeting to a later date or dates to permit further solicitation of proxies in the event there are not sufficient votes at the time of the special meeting to approve the issuance of shares in connection with the merger.

Shares voted for	4,972,618
Shares voted against	124,318
Shares abstained	36,673

The adjournment to a later date was not deemed necessary, as sufficient votes to approve the issuance of shares in connection with the merger were obtained

ITEM 5 - OTHER INFORMATION

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

ITEM 6 - EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of December 2, 2007 by and among Eagle Bancorp, Inc., Woodmont Holdings, Inc., Fidelity & Trust Financial Corporation and Fidelity & Trust Bank (1)
3.1	Certificate of Incorporation of the Company, as amended (2)
3.2	Bylaws of the Company (3)
10.1	1998 Stock Option Plan (4)
10.2	Employment Agreement between Michael Flynn and the Company (5)
10.3	Employment Agreement between Thomas D. Murphy and the Bank (5)
10.4	Employment Agreement between Ronald D. Paul and the Company (6)
10.5	Director’s Fee Agreement between Leonard L. Abel and the Company (6)
10.6	Employment Agreement between Susan G. Riel and the Bank (5)
10.7	Employment Agreement between Martha Foulon-Tonat and the Bank (5)
10.8	Employment Agreement between James H. Langmead and the Bank (5)
10.9	Employee Stock Purchase Plan (7)
10.10	2006 Stock Plan (8)
10.11	Employment Agreement between Janice L. Williams and the Bank (9)
10.12	Fidelity & Trust Financial Corporation 2004 Long Term Incentive Plan (10)
10.13	Fidelity & Trust Financial Corporation 2005 Long Term Incentive Plan (11)
11	Statement Regarding Computation of Per Share Earnings
See Note 9 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a) Certification of Ronald D. Paul
31.2	Rule 13a-14(a) Certification of James H. Langmead
31.3	Rule 13a-14(a) Certification of Susan G. Riel
31.4	Rule 13a-14(a) Certification of Michael T. Flynn
32.1	Section 1350 Certification of Ronald D. Paul
32.2	Section 1350 Certification of James H. Langmead
32.3	Section 1350 Certification of Susan G. Riel
32.4	Section 1350 Certification of Michael T. Flynn

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 3, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(3)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on July 25, 2008.
(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-78449.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(6)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-116352)
(8)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
(10)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-153426)
(11)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-153426)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 10, 2008	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman and Chief Executive Officer

Date: November 10, 2008	By:	/s/ James H. Langmead
James H. Langmead, Senior Vice President and
Chief Financial Officer