Form 10-K
period 2008-12-31
EAGLE BANCORP INC
filed 2009-03-16
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 0-25923

Eagle Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2061461 (I.R.S. Employer Identification Number)
7815 Woodmont Avenue, Bethesda, Maryland (Address of Principal Executive Offices)	20814 (Zip Code)

        Registrant's Telephone Number, including area code: (301) 986-1800

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Stock Market

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2008 was approximately $76 million.

        As of March 11, 2009, the number of outstanding shares of the Common Stock, $.01 par value, of Eagle Bancorp, Inc. was 12,745,118.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2009 are incorporated by reference in part III hereof.

Form 10-K Cross Reference Sheet

        The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2009, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages are only to pages in this report.

PART I	Item 1.	Business. See "Business" at Pages 84 through 90.
	Item 1A.	Risk Factors. See "Risk Factors" at Pages 90 through 96.
	Item 1B.	Unresolved Staff Comments. None
	Item 2.	Properties. See "Properties" at Pages 104 through 105.
	Item 3.	Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.
	Item 4.	Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2008.
PART II	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See "Market for Common Stock and Dividends" at Pages 40 though 42.
	Item 6.	Selected Financial Data. See "Six Year Summary of Financial Information" at Page 3.
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" at Pages 4 through 39.
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk. See "Interest Rate Risk Management—Asset/Liability Management and Quantitative and Qualitative Disclosures About Market Risk" at Page 33 through Page 37.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Pages 44 through 83.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A.	Controls and Procedures. See "Disclosure Controls and Procedures" at Page 106 and "Management Report on Internal Control Over Financial Reporting" at Page 107.
	Item 9B.	Other Information. None.
PART III	Item 10.	Directors, Executive Officers and Corporate Governance. The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.
The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7815 Woodmont Avenue, Bethesda, Maryland 20814.
There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company's Board of Directors.
	Item 11.	Executive Compensation. The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors—Director's Compensation" and "Executive Compensation" in the Proxy Statement.
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. See "Market for Common Stock and Dividends—Securities Authorized for Issuance Under Equity Compensation Plans" on page 41. The remainder of the information required by this Item is incorporated by reference to the material appearing under the caption "Voting Securities and Principal Shareholders" in the Proxy Statement.
	Item 13.	Certain Relationships and Related Transactions and Director Independence. The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement.
	Item 14.	Principal Accountant Fees and Services. The information required by this Item is incorporated by reference to the material appearing under the caption "Independent Registered Public Accounting Firm—Fees Paid to Independent Accounting Firm" in the Proxy Statement.
PART IV	Item 15.	Exhibits, Financial Statement Schedules. See "Exhibits and Financial Statements" at Page 109.

Six Year Summary of Selected Financial Data

        The following table shows selected historical consolidated financial data for Eagle Bancorp, Inc. (the "Company"). It should be read in conjunction with the Company's audited consolidated financial statements appearing elsewhere in this report.

	Year Ended December 31,
							5 Year Compound Growth Rate
(dollars in thousands except per common share data)	2008	2007	2006	2005	2004	2003
Selected Balances—Period End
Total assets	$1,496,827	$846,400	$773,451	$672,252	$553,453	$442,997	28%
Total stockholders' equity	142,371	81,166	72,916	64,964	58,534	53,012	22%
Total loans	1,265,640	716,677	625,773	549,212	415,509	317,533	32%
Total deposits	1,129,380	630,936	628,515	568,893	462,287	335,514	27%
Selected Balances—Averages
Total assets	$1,076,201	$800,437	$712,297	$610,245	$487,853	$375,802	23%
Total stockholders' equity	92,892	76,760	68,973	61,563	55,507	34,028	22%
Total loans	911,329	659,204	575,854	479,311	353,537	266,811	28%
Total deposits	839,568	634,332	585,621	512,416	397,788	292,953	23%
Results of Operations
Interest income	$65,657	$57,077	$50,318	$36,726	$24,195	$18,403	29%
Interest expense	23,676	23,729	17,880	8,008	4,328	3,953	43%
Net interest income	41,981	33,348	32,438	28,718	19,867	14,450	24%
Provision for credit losses	3,979	1,643	1,745	1,843	675	1,175	28%
Net interest income after provision for credit losses	38,002	31,705	30,693	26,875	19,192	13,275	23%
Noninterest income	4,366	5,186	3,846	3,998	3,753	2,850	9%
Noninterest expense	30,817	24,921	21,824	18,960	14,952	11,007	23%
Income before taxes	11,551	11,970	12,715	11,913	7,993	5,118	18%
Income tax expense	4,123	4,269	4,690	4,369	2,906	1,903	17%
Net income	7,428	7,701	8,025	7,544	5,087	3,215	18%
Dividends paid, common shareholders	1,178	2,302	2,147	1,994	—	—
Per Share Data(1)
Earnings per weighted average common share, basic(2)	$0.63	$0.73	$0.77	$0.74	$0.51	$0.44	7%
Earnings per weighted average common share, diluted(2)	0.62	0.71	0.74	0.70	0.48	0.41	9%
Book value per common share	8.19	7.59	6.99	6.32	5.80	5.32	9%
Dividends declared per common share	0.11	0.22	0.21	0.20	—	—
Dividend payout ratio per common share(3)	15.86%	29.89%	27.06%	26.42%	—	—
Financial Ratios
Return on average assets	0.69%	0.96%	1.13%	1.24%	1.04%	0.86%
Return on average common equity	8.05%	10.03%	11.63%	12.25%	9.16%	9.45%
Average common equity to average assets	8.37%	9.59%	9.68%	10.09%	11.38%	9.05%
Net interest margin	4.05%	4.37%	4.81%	4.99%	4.35%	4.14%
Efficiency ratio(4)	66.49%	64.67%	60.15%	57.95%	63.30%	63.62%
Nonperforming loans to total loans	2.01%	0.74%	0.32%	0.09%	0.04%	0.21%
Net charge-offs to average loans	0.12%	0.15%	0.06%	0.02%	0.03%	0.10%

(1)
Presented giving retroactive effect to the 10% stock dividend paid on the common stock on October 1, 2008 and the stock splits in the form of 30% dividends on the common stock paid on July 5, 2006 and February 28, 2005. In July 2008, the Company discontinued the payment of its quarterly cash dividend.

(2)
Earnings per weighted average common share, basic and diluted, for the twelve months ended December 31, 2008 reflects the reduction to net income for the accrued dividends of $177 thousand on the preferred stock issued on December 5, 2008 pursuant to the Capital Purchase Program.

(3)
Computed by dividing dividends declared per common share by net income.

(4)
Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Eagle Bancorp, Inc. (the "Company"). The Company's primary subsidiaries are EagleBank (the "Bank") and Eagle Commercial Ventures ("ECV"). This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.

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

GENERAL

        The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has seven offices serving Montgomery County, five offices in the District of Columbia and one office in Fairfax County, Virginia.

        The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the service area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Company serves. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans and cash management services. The Company has developed significant expertise and commitment as an SBA lender, and has been designated a Preferred Lender by the Small Business Administration ("SBA").

        During 2008, the financial industry encountered significant volatility and stress as economic conditions worsened, unemployment increased and the effects of the "mortgage crisis" became more widespread. The Company did not make subprime residential mortgage loans to retail customers, and did not invest in private label mortgage backed securities or securities backed by subprime or Alt A mortgages or the preferred stock of Freddie Mac and Fannie Mae.

        The slowing economy, declines in housing construction and the related impact on contractors and other small and medium sized businesses, has impacted the Company's business. There can be no assurance that the steps taken to stimulate the economy and stabilize the financial system will prove successful, or that they will improve the financial condition of the Company's customers or the Company.

ACQUISITION COMPLETED

        The Company completed as of August 31, 2008, the acquisition of Fidelity & Trust Financial Corporation ("Fidelity") and its subsidiary Fidelity & Trust Bank ("F&T Bank") which added approximately $360 million in loans, $100 million in investments, $385 million in deposits, $47 million in customer repurchase agreements and $13 million in equity capital. Fidelity operated six branches in Montgomery County, Maryland, Washington D.C. and Fairfax County, Virginia. For further information about the acquisition, please refer to "Note 18 of Notes to Consolidated Financial Statements" and to "Business—Acquisition" at page 84.

CAPITAL PURCHASE PROGRAM

        On December 5, 2008, the Company entered into and consummated a Letter Agreement (the "Purchase Agreement") with the United States Department of the Treasury (the "Treasury"), pursuant to which the Company issued 38,235 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock"), having a liquidation amount per share equal to $1,000, for a total purchase price of $38,235,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. For additional information see "Capital Resources and Adequacy" on page 37.

CRITICAL ACCOUNTING POLICIES

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.

        The fair values and the information used to record valuation adjustments for investment securities available for sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company's investment portfolio is categorized as available for sale with unrealized gains and losses net of tax being a component of stockholders' equity and comprehensive income. Refer to the fair value disclosures on page 18 and Note 19 of Notes to Consolidated Financial Statements for further discussion of the carrying value of the investment portfolio.

        The allowance for credit losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (a) Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and are estimable and (b) SFAS No. 114, "Accounting by Creditors for Impairment of

a Loan" ("SFAS 114"), which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, can be determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.

        Three components comprise our allowance for credit losses: a specific allowance, a formula allowance and a nonspecific or environmental factors allowance. Each component is determined based on estimates that can and do change when actual events occur.

        The specific allowance allocates a reserve to identified impaired loans. Loans identified in the risk rating evaluation as substandard, doubtful and loss, (classified loans) are segregated from non-classified loans. Classified loans are assigned specific reserves based on an impairment analysis. Under SFAS 114, a loan for which reserves are individually allocated may show deficiencies in the borrower's overall financial condition, payment record, support available from financial guarantors and for the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company's assessment of the loss that may be associated with the individual loan.

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

        The allowance captures losses inherent in the portfolio which have not yet been recognized. Allowance factors and the overall size of the allowance may change from period to period based upon management's assessment of the above described factors, the relative weights given to each factor, and portfolio composition.

        Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including, in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and environmental allowance components of the allowance. The establishment of allowance factors involves a continuing evaluation, based on management's ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors can have a direct impact on the amount of the provision, and a related after tax effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. Alternatively, errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance being in excess of amounts necessary to cover losses in the portfolio, and may result in lower provisions in the future. For additional information regarding the allowance for credit losses, refer to the discussion under the caption "Allowance for Credit Losses" on page 21.

        The Company follows the provisions of SFAS No. 123R, "Share-Based Payment", which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock units, and performance based shares. This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company's practice is to utilize reasonable and supportable assumptions which are reviewed with the appropriate Board Committee.

        In accounting for the acquisition of Fidelity, the Company followed the provisions of SFAS No. 141 "Business Combinations", which mandates the use of the purchase method of accounting and AICPA Statement of Position 03-3 ("SOP 03-3"), "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". Accordingly, the tangible assets and liabilities and identifiable intangibles acquired were recorded at their respective fair values on the date of acquisition, with any impaired loans acquired being recorded at fair value outside the allowance for loan losses. The valuation of the loan and time deposit portfolios acquired were made by independent analysis for the difference between the instruments stated interest rates and the instruments current origination interest rate, with premiums and discounts being amortized to interest income and interest expense to achieve an effective market interest rate. An identified intangible asset related to core deposits was recorded based on independent valuation. Deferred tax assets were recorded for the future value of a net operating loss and for the tax effect of timing differences between the accounting and tax basis of assets and liabilities. The Company recorded an unidentified intangible (goodwill) for the excess of the purchase price of the acquisition (including direct acquisition costs) over the fair value of net tangible and identifiable intangible assets acquired. See discussion of "Allowance for Credit Losses" on page 21, discussion of "Nonperforming Asserts" on page 24, discussion of "Intangible Assets" on page 26, and Note 4 "Loans and Allowance for Credit Losses"; Note 18 "Acquisition" of Notes to Consolidated Financial Statements, and "Business-Acquisition" on page 84, for further information on the acquisition of Fidelity.

RESULTS OF OPERATIONS

Overview

        The results of operation of the Company include the results of operation of Fidelity, acquired on August 31, 2008, for the period September 1, 2008 through December 31, 2008 only.

        The Company reported net income of $7.4 million for the year ended December 31, 2008, a 4% decrease from net income of $7.7 million for the year ended December 31, 2007, as compared to $8.0 million for the year ended December 31, 2006.

        The decrease in net income for the twelve months ended December 31, 2008 can be attributed substantially to an increase in the provision for credit losses of 142% and a 24% increase in noninterest expense while interest income increased by only 15% as compared to the same period in 2007. Net interest income showed an increase of 26% on growth in average earning assets of 36%. For the twelve months ended December 31, 2008, the Company has experienced a 32 basis point decline in its net interest margin from 4.37% in 2007 to 4.05% in 2008. This change was primarily due to reliance on more expensive sources of funds (i.e. funding mix) which has increased interest expense at a faster rate than increases in interest income. Also contributing to the lower net interest margin was a lesser value of noninterest funding sources as interest rates declined significantly during 2008. Additionally, a small portion of the decline was due to lower margins on the assets and liabilities acquired in the Fidelity acquisition.

        Earnings per basic common share were $0.63 for the year ended December 31, 2008, as compared to $0.73 for 2007 and $0.77 for 2006. Earnings per diluted common share were $0.62 for the year ended December 31, 2008, as compared to $0.71 for 2007 and $0.74 for 2006. Per common share amounts and the number of shares have been adjusted to give effect to the 10% stock dividend paid on October 1, 2008.

        For the three months ended December 31, 2008, the Company reported net income of $1.7 million as compared to $2.3 million for the same period in 2007. Earnings per basic and diluted common shares were $0.12 for the three months ended December 31, 2008, as compared to $0.22 per basic common share and $0.21 per diluted common share for the same period in 2007.

        The Company had a return on average assets of 0.69% and a return on average common equity of 8.05% for the year of 2008, as compared to returns on average assets and average equity of 0.96% and 10.03%, respectively, for the year of 2007 and 1.13% and 11.63%, respectively, for the year of 2006.

        For the twelve months ended December 31, 2008, average interest bearing liabilities funding average earning assets increased to 78% as compared to 77% for the year of 2007. Additionally, while the average rate on earning assets for the twelve month period ended December 31, 2008, as compared to 2007 decreased by 115 basis points from 7.48% to 6.33%, the cost of interest bearing liabilities also decreased by 115 basis points from 4.06% to 2.91%, resulting in a net interest spread of 3.42% for both the twelve months ended December 31, 2008 and 2007. The 32 basis point decline in the net interest margin from 4.37% for the twelve months ended December 31, 2007 to 4.05% for the twelve months ended December 31, 2008, despite the stable interest spread, reflects the effects of a steep decline in market interest rates that reduced the benefit of noninterest funding sources from 95 basis points in 2007 to 63 basis points for 2008. For the twelve months ended December 31, 2008, average noninterest sources funding earning assets were $225 million as compared to $179 million for the same period in 2007.

        Market interest rates (as evidenced by the U.S. Treasury yield curve), declined sharply in the fourth quarter of 2008 due to a deepening financial crisis emanating from defaults in the residential mortgage markets and spreading quickly to all leveraged investments. During the fourth quarter of 2008, the Company's net interest spread was 3.18% as compared to 3.52% for the third quarter of 2008 and 3.69% for the second quarter of 2008. The Company believes that the change in the net interest spread has been consistent with its risk analysis. Furthermore, as market interest rates are currently very low, the lower rates tend to create floors (given a shock of -100 and -200 basis points) on various deposit interest rate products, as interest rates cannot be reduced below zero. This effect further serves to compress net interest income and net interest spreads and margins.

        Due to the need to meet loan funding objectives in excess of deposit growth, the Bank (during 2008) has relied to a larger extent on alternative funding sources, such as Federal Home Loan Bank of Atlanta ("FHLB") advances and brokered time deposits, which sources provided favorable funding costs. If significant reliance on alternative funding sources continues, the Company's earnings could be adversely impacted, although use of such funds during 2008 had a favorable earnings impact.

        Loans, which generally have higher yields than securities and other earning assets, increased to 88% of average earning assets in 2008 from 86% of average earning assets for 2007. Investment securities accounted for 11% of average earning assets for both 2008 and 2007. Federal funds sold averaged 1% and 2% of average earning assets for 2008 and 2007, respectively.

        For the quarter ended December 31, 2008, average interest bearing liabilities funding average earning assets increased to 79% as compared to 77% for the same period in 2007. Additionally, while the average rate on earning assets for the quarter ended December 31, 2008, as compared to the same period in 2007, has declined by 132 basis points from 7.23% to 5.91%, the cost of interest bearing liabilities has decreased by 110 basis points from 3.83% to 2.73%, resulting in a decline in the net interest spread of 22 basis points from 3.40% for the quarter ended December 31, 2007 to 3.18% for the quarter ended December 31, 2008. The net interest margin decreased 56 basis points from 4.30% for the quarter ended December 31, 2007 to 3.74% for the quarter ended December 31, 2008, a higher decline than the net interest spread as the benefit of average noninterest sources funding earning assets declined from 90 basis points for the quarter ended December 31, 2007 to 56 basis points for the quarter ended December 31, 2008. This decline was due to the lower value of noninterest funding sources in a much lower market interest rate environment during 2008 as compared to 2007.

        For the quarter ended December 31, 2008 average loans increased 77% over the same period in 2007, due substantially to the acquisition of Fidelity, and increased to 87% of average earning assets as compared to 84% of average earning assets for 2007. For the quarter ended December 31, 2008, investment securities amounted to 12% of average earning assets, a decrease of 1% from 13% of average earning assets for the same period in 2007. Federal funds sold averaged 1% and 3% of average earning assets for the quarters ended December 31, 2008 and 2007, respectively. This mix change toward a higher level of average loans as a percentage of assets reflects the Company's efforts to meet the demand for credit.

        The provision for credit losses was $4.0 million for the year ended December 31, 2008 as compared to $1.6 million in 2007. The higher provision for the year ended December 31, 2008 as compared to 2007 is attributable to substantially higher levels of loan growth, migration of loans to higher risk assessments within the portfolio and increases in reserve allocations on classified loans. For the full year 2008, the Company recorded net charge-offs of $1.1 million, as compared to $979 thousand for the same period in 2007. The ratio of net-charge offs to average loans was 0.12% for 2008 and 0.15% for 2007. The increase in the amount of net charge-offs in 2008 over 2007 was attributable to charge-offs in commercial construction and land development loans ($446 thousand versus $0), the un-guaranteed portion of SBA loans ($337 thousand versus $0), non-real estate commercial business loans ($100 thousand versus $968 thousand), consumer loans ($210 thousand versus $11 thousand), and commercial real estate investment property loans ($29 thousand versus $0).

        At December 31, 2008, the allowance for credit losses was $18.4 million (including the assumed balance of the Fidelity allowance for credit losses of $7.5 million) or 1.45% of total loans, as compared to $8.0 million or 1.12% of total loans at December 31, 2007. The primary factor in the increase of the balance of the allowance was the acquisition of Fidelity and the assumption of its allowance related to unimpaired loans. The increase in the allowance as a percentage of total loans reflects a higher risk profile of the loans acquired from Fidelity, as well as a change in the mix of loans as a result of the acquisition of Fidelity.

        The provision for credit losses was $1.4 million for the three months ended December 31, 2008 as compared to $883 thousand for the same period in 2007, the increase being primarily attributable to changes in the composition of the loan portfolio among loan classes and risk grades. For the fourth quarter of 2008, the Company recorded net charge-offs of $166 thousand, as compared to $252 thousand net charge-offs for the fourth quarter of 2007. The charge-offs in the fourth quarter of 2008 related principally to two problem loan relationships identified several quarters ago and for which specific reserves had been established.

        Total noninterest income was $4.4 million for the year 2008 as compared to $5.2 million for 2007, a decrease of 16%. These amounts include net investment gains of $2 thousand for the year of 2008 and $6 thousand in 2007. The decrease was attributable primarily to $1.3 million of income in 2007 from the settlement of a subordinated financing transaction. Excluding this transaction, noninterest income increased 10%, which includes the impact of the Fidelity acquisition. Other factors were higher service charges on deposit accounts of $919 thousand ($2.4 million in 2008 versus $1.5 million in 2007), partially offset by lower volume of SBA and residential mortgage loan sales activity ($426 thousand in 2008 versus $1.0 million in 2007). Income from subordinated financing activities can fluctuate greatly between periods, as it is based on the progress of a limited number of development projects. Refer to "Loan Portfolio" section below for further discussion of subordinated financing activities.

        Total noninterest income for the fourth quarter of 2008 was $1.3 million as compared to $2.0 million for the three months ended December 31, 2007, a 36% decrease. This decrease was due primarily to $1.0 million recorded in the fourth quarter of 2007 from settlement of a subordinated financing transaction. Excluding this transaction, noninterest income increased 30% over the same period in 2007, in part due to the Fidelity acquisition. Other major contributors were higher service charges on deposit accounts and loan fees, partially offset by a lower volume of SBA and residential mortgage loan sales activity which is subject to significant quarterly variances.

        Total noninterest expenses were $30.8 million for the full year of 2008, as compared to $24.9 million for 2007, a 24% increase, which reflects the larger organization subsequent to the Fidelity acquisition. The other primary reasons for this increase were merit increases, higher personnel costs, increased broker fees, higher internet and license agreement fees, increased legal, accounting and professional fees, including loan collection costs, and acquisition related expenses. In addition, higher costs were incurred for marketing, sponsorship, and professional services associated with the EagleBank Bowl, a new NCAA Bowl in 2008 played in Washington, D.C. on December 20, 2008. The efficiency ratio, which measures the level of noninterest expense to total revenue, was 66.49% for the year of 2008 as compared to 64.67% for 2007.

        The efficiency ratio was 72.54% for the three months ended December 31, 2008, as compared to 59.87% for the three months ended December 31, 2007. Noninterest expenses were $10.5 million for the fourth quarter of 2008, as compared to $6.5 million for 2007, a 62% increase, due substantially to the Fidelity acquisition. Other reasons for this increase were merit increases and related personnel costs, increased broker fees, higher internet and license agreement fees, increased legal, accounting and professional fees, including loan collection costs, and acquisition related expenses. In addition, higher costs were incurred in the fourth quarter for marketing, sponsorship, and professional services associated with the EagleBank Bowl.

Net Interest Income and Net Interest Margin

        Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings, which comprise federal funds purchased and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income in 2008 was $42.0 million compared to $33.3 million in 2007 and $32.4 million in 2006. For the three months ended December 31, 2008, net interest income was $13.2 million as compared to $8.8 million for the same period in 2007, a 50% increase, due in part to the Fidelity acquisition.

        The tables below labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" present the average balances and rates of the various categories of the Company's assets and liabilities for the years ended 2008, 2007 and 2006 and the three months ended December 31, 2008 and 2007. Included in the tables are measurements of interest rate spread and margin. Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Year Ended December 31,
	2008			2007			2006
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$3,750	$98	2.61%	$4,565	$293	6.42%	$3,379	$212	6.27%
Loans(1)(2)(3)	911,329	59,901	6.57%	659,204	51,931	7.88%	575,854	45,814	7.96%
Investment securities available for sale(3)	111,398	5,459	4.90%	85,177	4,177	4.90%	75,181	3,277	4.36%
Federal funds sold	11,255	199	1.77%	13,682	676	4.94%	20,271	1,015	5.01%

Total interest earning assets	1,037,732	65,657	6.33%	762,628	57,077	7.48%	674,685	50,318	7.46%

Noninterest earning assets	50,050			45,217			44,090
Less: allowance for credit losses	11,581			7,408			6,478

Total noninterest earning assets	38,469			37,809			37,612

TOTAL ASSETS	$1,076,201			$800,437			$712,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$48,094	$306	0.64%	$51,465	$305	0.59%	$58,675	$204	0.35%
Savings and money market	225,126	4,212	1.87%	177,312	6,044	3.41%	152,162	5,174	3.40%
Time deposits	402,232	15,025	3.74%	270,480	13,461	4.98%	229,719	10,225	4.45%

Total interest bearing deposits	675,452	19,543	2.89%	499,257	19,810	3.97%	440,556	15,603	3.54%
Customer repurchase agreements and federal funds purchased	68,696	1,406	2.05%	44,992	1,887	4.19%	32,968	1,199	3.64%
Other short-term borrowings	15,577	399	2.56%	11,093	611	5.51%	12,596	639	5.07%
Long term borrowings	53,750	2,328	4.33%	29,033	1,421	4.89%	7,888	439	5.57%

Total interest bearing liabilities	813,475	23,676	2.91%	584,375	23,729	4.06%	494,008	17,880	3.62%

Noninterest bearing liabilities:
Noninterest bearing demand	164,116			135,075			145,065
Other liabilities	5,718			4,227			4,251

Total noninterest bearing liabilities	169,834			139,302			149,316

Stockholders' equity	92,892			76,760			68,973

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,076,201			$800,437			$712,297

Net interest income		$41,981			$33,348			$32,438

Net interest spread			3.42%			3.42%			3.84%
Net interest margin			4.05%			4.37%			4.81%

(1)
Includes loans held for sale.

(2)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.6 million, $1 million and $2 million for 2008, 2007 and 2006 respectively.

(3)
Interest and fees on loans and investment securities available for sale exclude tax equivalent adjustments.

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Three Months Ended December 31,
	2008			2007
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$6,648	$24	1.44%	$4,675	$112	9.50%
Loans(1)(2)(3)	1,218,067	18,803	6.14%	687,032	13,299	7.68%
Investment securities available for sale(3)	166,803	2,040	4.87%	102,643	1,218	4.71%
Federal funds sold	14,903	36	0.96%	21,839	250	4.54%

Total interest earning assets	1,406,421	20,903	5.91%	816,189	14,879	7.23%

Total noninterest earning assets	62,433			43,556
Less: allowance for credit losses	17,559			7,503

Total noninterest earning assets	44,874			36,053

TOTAL ASSETS	$1,451,295			$852,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$51,536	$53	0.41%	$47,809	92	0.76%
Savings and money market	282,534	1,232	1.73%	196,283	1,490	3.01%
Time deposits	605,022	5,127	3.37%	274,035	3,341	4.84%

Total interest bearing deposits	939,092	6,412	2.72%	518,127	4,923	3.77%
Customer repurchase agreements and federal funds purchased	99,071	388	1.56%	55,698	511	3.64%
Other short-term borrowings	6,522	18	1.10%	21,752	302	5.51%
Long-term borrowings	72,362	861	4.73%	30,249	300	3.93%

Total interest bearing liabilities	1,117,047	7,679	2.73%	625,826	6,036	3.83%

Noninterest bearing liabilities:
Noninterest bearing demand	213,284			141,229
Other liabilities	7,719			5,130

Total noninterest bearing liabilities	221,003			146,359

Stockholders' equity	113,245			80,057

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,451,295			$852,242

Net interest income		$13,224			$8,843

Net interest spread			3.18%			3.40%
Net interest margin			3.74%			4.30%

(1)
Includes loans held for sale.

(2)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $514 thousand and $263 thousand for the three months ended December 31, 2008 and 2007 respectively.

(3)
Interest and fees on investments exclude tax equivalent adjustments.

        The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2008 as compared to 2007 was a function of significant increase in the volume of earning assets partially offset by a decrease in the net interest margin on earning assets, due to the lower value of noninterest funding sources in 2008 as compared to 2007. For 2007 over 2006, the change is due to growth in the volume of earning assets offset by a decrease in the net interest margin on earning assets.

Rate/Volume Analysis of Net Interest Income

	2008 compared with 2007			2007 compared with 2006
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on:
Loans	$19,862	$(11,892)	$7,970	$6,631	$(514)	$6,117
Investment securities	1,286	(4)	1,282	436	464	900
Interest bearing bank deposits	(52)	(143)	(195)	74	7	81
Federal funds sold	(120)	(357)	(477)	(330)	(9)	(339)

Total interest income	20,976	(12,396)	8,580	6,811	(52)	6,759

Interest paid on:
Interest bearing transaction	(20)	21	1	(25)	126	101
Savings and money market	1,630	(3,462)	(1,832)	855	15	870
Time deposits	6,557	(4,993)	1,564	1,814	1,422	3,236
Customer repurchase agreements	994	(1,475)	(481)	437	251	688
Other borrowings	1,457	(762)	695	1,101	(147)	954

Total interest expense	10,618	(10,671)	(53)	4,182	1,667	5,849

Net interest income	$10,358	$(1,725)	$8,633	$2,629	$(1,719)	$910

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consultant, support management's assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption "Critical Accounting Policies" for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table in the section titled "Allowance for Credit Losses" which reflects the comparative charge-offs and recoveries on page 23.

        During the year of 2008, the provision for credit losses was $4.0 million and the allowance for credit losses increased $10.4 million, including the impact of net charge-offs of $1.1 million during the period and the assumption of Fidelity's $7.5 million allowance in respect of unimpaired loans. During the year of 2007, the provision for credit losses was $1.6 million and the allowance for credit losses increased $664 thousand, including the impact of net charge-offs of $979 thousand during the period. The higher provisioning for the year ended December 31, 2008 as compared to 2007 is attributable to substantially higher levels of loan growth, migration of loans within the portfolio to higher risk assessments and increases in reserve allocations on classified loans. The provision for credit losses of $1.6 million for the year 2007 was similar to the provision for credit losses of $1.7 million for the year 2006, as the overall portfolio mix of loans at year end 2007 and 2006 was similar and the amount of loan growth was also similar.

        For the three months ended December 31, 2008, a provision for credit losses was made in the amount of $1.4 million, as compared to $883 thousand for the same period in 2007. The higher provision for the fourth quarter of 2008 is primarily attributable to higher levels of loan growth in the fourth quarter of 2008 versus 2007, migration within the portfolio to higher risk assessments, and increases in specific reserves for problem loans. For the fourth quarter of 2008, net charge-offs amounted to $166 thousand as compared to $252 thousand of net charge-offs for the same period in 2007. The charge-offs in the fourth quarter of 2007 related to one problem loan relationship identified several quarters ago for which specific reserves had been established.

        The maintenance of a high quality loan portfolio, with an adequate allowance for credit losses will continue to be a primary objective of the Company.

Noninterest Income

        Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investments, income from bank owned life insurance ("BOLI"), income from subordinated financing and other income.

        Total noninterest income for the full year of 2008 was $4.4 million compared to $5.2 million for the same period in 2007, a decrease of 16%. The decrease was attributed primarily to $1.3 million of income in 2007 from the settlement of a subordinated financing transaction. Excluding this transaction, noninterest income increased 10%, which includes the impact of the Fidelity acquisition. Other factors were higher service charges on deposit accounts of $919 thousand ($2.4 million in 2008 versus $1.5 million in 2007), partially offset by a lower volume of SBA and residential mortgage loan gain on sale activity ($426 thousand in 2008 versus $1.0 million in 2007). Income from subordinated financing activities can fluctuate greatly between periods, as it is based on the progress of a limited number of development projects. Refer to the discussion under Loan Portfolio for further information on the Company's higher risk lending activities.

        Total noninterest income for the fourth quarter of 2008 was $1.3 million as compared to $2.0 million for the three months ended December 31, 2007, a 36% decrease. This decrease was due primarily to $1.0 million recorded in the fourth quarter of 2007 from settlement of a subordinated financing transaction. Excluding this non-recurring transaction, noninterest income increased 30% over the same period in 2007, in part due to the Fidelity acquisition. Other major contributors were higher service charges on deposit accounts and loan fees, offset by a lower volume of SBA and residential mortgage loan sales activity which is subject to significant quarterly variances.

        For the year ended December 31, 2008 service charges on deposit accounts increased to $2.4 million from $1.5 million, an increase of 61%. The increase in service charges for the year was primarily related to the Fidelity acquisition, to fee increases due in part to the impact of lower interest rates on customer earnings credits and to new relationships. For the three months ended December 31, 2008 service charges on deposit accounts increased from $429 thousand to $876 thousand compared to the same period in 2007, an increase of 104%. This increase relates in part to the impact of lower interest rates in fourth quarter of 2008 as compared to 2007 on commercial deposit account fees.

        Gain on sale of loans consists of SBA and residential mortgage loans. For the year ended December 31, 2008 gain on sale of loans decreased from $1.0 million to $426 thousand compared to the same period in 2007 or 59%. For the three months ended December 31, 2008 gain on loan sales decreased from $220 thousand to $20 thousand compared to the same period in 2007. These declines were due to lower volumes of activity due to weaker economic conditions and to a lowering of the profit margin afforded on SBA guaranteed loan sales.

        The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $212 thousand for the year ended December 31, 2008 compared to $620 thousand for the year ended December 31, 2007. For the three months ended December 31, 2008, gains on the sale of SBA loans amounted to $0 as compared to $140 thousand for the same period in 2007. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. As noted above, weaker economic activity and lower fee margins established by the SBA were the reasons for the decline in this source of revenue.

        The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $214 thousand for the year of 2008 compared to $416 thousand in the same period in 2007. For the three months ended December 31, 2008, gains on the sale of residential mortgage loans were $26 thousand as compared to $80 thousand for the same three months of 2007. The Company continues its efforts to originate residential mortgages and associated sale of these assets on a servicing released basis. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be a minimal risk and to date has not been required to repurchase any loans. The Bank does not originate so called "sub-prime" loans and has no exposure to this market segment. A weaker general economy and a slowdown in housing activity in 2008 as compared to 2007 was the reason for the decline in this source of revenue.

        Other income totaled $1.1 million for the year ended 2008 as compared to $2.2 million for the same period in 2007, a decrease of 52%. The decrease is attributable primarily to the $1.3 million of income from the settlement of a subordinated financing transaction in 2007. The Company provides subordinated financing for the acquisition, development and construction of real estate projects. These subordinated financings which are held by its wholly owned subsidiary ECV, generally entail a higher risk profile (including lower priority and higher loan to value ratios) than loans made by the Bank. A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income from these loans may be volatile from period to period, based on the status of such projects. For the year ended December 31, 2008 the Company recognized no income from the settlement of its remaining interest in a subordinated financing transaction compared to $1.3 million for the same period in 2007. Income from subordinated financing activities is subject to wide variances, as it is based on the sales progress of a limited number of development projects. Refer to "Loan Portfolio" below for additional information on outstanding subordinated financing transactions. The decline in other income for 2008 was partially offset by increases in loan commitment fees on terminated transactions, and loan prepayment fees.

        Other income totaled $303 thousand for the fourth quarter of 2008 down from $1.2 million for the fourth quarter of 2007, a decrease of approximately $900 thousand. This decrease was due primarily to the $1.0 million recorded in the fourth quarter of 2007 from settlement of a subordinated financing transaction discussed above.

        Net investment gains amounted to $2 thousand and a loss of $53 thousand for the year and quarter ended December 31, 2008, respectively, as compared to net investment gains of $6 thousand and a loss of $1 thousand for the year and quarter ended December 31, 2007, respectively. Investment gains and losses are typically recognized as part of the Company's asset and liability management to meet loan demand or to better manage the Bank's interest rate risk position.

Noninterest Expense

        Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, outside data processing, legal, accounting and professional fees and other expenses.

        Total noninterest expenses were $30.8 million for the full year of 2008, as compared to $24.9 million for 2007, a 24% increase, which reflects the larger organization subsequent to the Fidelity acquisition. For the three months ended December 31, 2008, total noninterest expenses were $10.5 million for the fourth quarter of 2008, as compared to $6.5 million for 2007, a 62% increase, due substantially to the Fidelity acquisition and in part due to higher costs for marketing, sponsorship, and professional services associated with the EagleBank Bowl.

        Salaries and employee benefits were $16.7 million for the year ended 2008, as compared to $14.2 million for 2007, an 18% increase. For the three months ended December 31, 2008, salaries and employee benefits amounted to $5.3 million versus $3.8 million for the same period in 2007, a 39% increase. This increase for both periods was due primarily to the Fidelity acquisition and to staff additions and related personnel costs, merit increases and increased benefit costs, and to higher levels of incentive based compensation. At December 31, 2008, the Company's staff numbered 235, as compared to 175 and 171 at December 31, 2007 and 2006, respectively.

        Premises and equipment expenses amounted to $5.4 million for the year ended December 31, 2008 versus $4.8 million for the same period in 2007. This increase of 12% was due primarily to new banking offices acquired from the Fidelity acquisition. Additionally, ongoing operating expense increases associated with the Company's facilities, all of which are leased, and increased equipment costs contributed to the overall increase in expense. For the three months ended December 31, 2008, premises and equipment expenses amounted to $1.9 million versus $1.2 million for the same period in 2007. The reason for the increase in expense for the three month period is the same as mentioned above for the full year.

        Advertising costs increased from $465 thousand in the year ended December 31, 2007 to $1.1 million in the same period in 2008, an increase of 127%. For the three months ended December 31, 2008, advertising expenses amounted to $734 thousand versus $109 thousand for the same period in 2007, an increase of 573%. The primary reasons for the significant increase were higher costs incurred in the fourth quarter for marketing, sponsorship, and professional services associated with the EagleBank Bowl. This increase was partially offset by declines in time deposit advertising in 2008 as compared to 2007.

        Data processing costs were $1.6 million for the year ended 2008, as compared to $1.2 million in 2007, an increase of 32%. For the three months ended December 31, 2008, data processing costs amounted to $469 thousand versus $269 thousand for the same period in 2007, an increase of 74%. This increase in the three months and year ended December 31, 2008 as compared to 2007 was due initially to the addition of six new bank offices and an increase in the volume of data processing activity following the Fidelity acquisition.

        Legal, accounting and professional fees were $1.1 million for the year ended 2008, as compared to $611 thousand for 2007, a 73% increase. This increase was due in part to higher legal and consulting engagement work in 2008 related to the larger organization subsequent to the Fidelity acquisition and to higher loan collection fees. For the three months ended December 31, 2008, legal, accounting and professional fees amounted to $398 thousand versus $151 thousand for the same period in 2007, a 164% increase. The increase in the fourth quarter costs related to legal and professional services for a larger organization and to costs associated with loan collection and the EagleBank Bowl.

        FDIC insurance and regulatory assessments were $718 thousand for the year ended 2008, as compared to $508 thousand in 2007, an increase of 41%. For the three months ended December 31, 2008, FDIC insurance and regulatory assessments amounted to $268 thousand versus $154 thousand for the same period in 2007, an increase of 75%. The primary reasons for the increase in the three months and year ended December 31, 2008 as compared to 2007 were an increase in the FDIC premium rates charged on deposits and increased deposits following the Fidelity acquisition.

        Other expenses increased to $4.2 million in the year ended 2008 from $3.1 million for the year ended December 31, 2007, or an increase of 36%. For the three months ended December 31, 2008, other expenses amounted to $1.5 million versus $820 thousand for the same period in 2007, an increase of 84%. The major components of costs in this category include ATM expenses, broker fees, telephone, courier, printing, business development, office supplies, charitable contributions, dues, and director fees. For the year ended of 2008, as compared to 2007, the significant increases in this category were primarily broker fees, correspondent bank fees, and merger expense. The same factors which contributed to an increase in other expenses for 2008 over 2007 mentioned above also contributed substantially to the increase in other expenses for the three months ended December 31, 2008, as compared to the same period in 2007. These increases were also impacted by the Fidelity acquisition consummated as of August 31, 2008.

Income Tax Expense

        The Company recorded income tax expense of $4.1 million in 2008 compared to $4.3 million in 2007, resulting in an effective tax rate of 35.7% and 35.7%, respectively. The lower effective tax rate for 2008 and 2007 relates in part to a higher level of state tax exempt income.

BALANCE SHEET ANALYSIS

Overview

        At December 31, 2008, the Company's total assets were $1.5 billion, loans were $1.3 billion, deposits were $1.1 billion, other borrowings, including customer repurchase agreements were $216.0 million and stockholders' equity was $142.4 million. As compared to December 31, 2007, assets grew in 2008 by $651.2 million (77%), loans by $549.0 million (77%), deposits by $498.4 million (79%), borrowings by $87.5 million (68%) and stockholders' equity by $61.2 million (75%).

        A substantial portion of the growth in all categories in 2008 was due to the Fidelity acquisition. A significant portion of the growth in stockholders' equity was due to participation in the Capital Purchase Program established under the Emergency Economic Stimulation Act of 2008 ("EESA") pursuant to which $38.235 million of preferred stock was sold to the United States Department of the Treasury (the "Treasury") in December 2008. In connection with the purchase, the Treasury also received warrants to purchase 770,236 shares of common stock, which are exercisable for a term of ten years. For additional information regarding the Company's participation in the Capital Purchase Program please refer to page 37 and Note 9 of Notes to Consolidated Financial Statements.

        The Company paid a cash dividend of $0.0545 per common share for each of the first and second quarters of 2008 and $0.0545 per common share for each quarter of 2007. In July 2008, the Company, in an action to conserve capital, discontinued the payment of its quarterly cash dividend. On October 1, 2008, the Company paid a 10% stock dividend on the common stock.

Investment Securities Available-for-Sale ("AFS") and Short-Term Investments

        The AFS portfolio is comprised largely of U.S. Government agency securities (44% of AFS) with an average duration of 1.0 years. The remaining AFS securities consists of seasoned mortgage backed securities that are 100% agency issued (47% of AFS) which have an average expected lives of 2.1 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds ($4.7 million or 3% of AFS) and equity investments (6% of AFS), most of which are required by regulatory mandates (Federal Reserve and Federal Home Loan Bank stocks). The remaining portion of equity investments are either preferred or common stocks of three community-based banking companies which amount to

$1.0 million fair value. Ninety seven percent (97%) of the bonds (the debt instruments) are rated AAA. The remaining three percent (3%) of the bonds represent municipal bonds which have a rating of AA. Both ratings represent high investment grade issues.

        At December 31, 2008, the investment portfolio amounted to $169.1 million as compared to a balance of $87.1 million at December 31, 2007, an increase of 94%, most of the growth being associated with the Fidelity acquisition consummated as of August 31, 2008. The investment portfolio is managed to achieve goals related to income, liquidity, interest rate risk management and providing collateral for customer repurchase agreements and other borrowing relationships.

        The Company also has a portfolio of short-term investments utilized for asset liability management needs which consists from time-to-time of discount notes, money market investments, and other bank certificates of deposit This portfolio amounted to $2.5 million at December 31, 2008 as compared to $4.5 million at December 31, 2007.

        Federal funds sold amounted to $191 thousand at December 31, 2008 as compared to $244 thousand at December 31, 2007. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

        The tables below and Note 3 of Notes to Consolidated Financial Statements provide additional information regarding the Company's investment securities available for sale. The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any accretion or amortization) reported as a component of stockholders' equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2008, the Company had a net unrealized gain in AFS securities of $3.9 million as compared to a net unrealized gain in AFS securities of $966 thousand at December 31, 2007. The deferred income tax liability/benefit at December 31, 2008 and 2007 of these unrealized gains and losses was $1.5 million and $382 thousand, respectively.

        The following table provides information regarding the composition of the Company's investment securities portfolio at the dates indicated. Amounts are reported at estimated fair value. The change in composition of the portfolio at December 31, 2008 as compared to 2007 was due principally to the acquisition of Fidelity which had a larger portion of its portfolio invested in mortgaged backed securities. The Company also expanded its investment in municipal bonds during 2008 as they represented high quality issues and attractive yields.

	December 31,
	2008		2007		2006
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
U. S. Government agency securities	$74,029	43.8%	$51,295	58.9%	$58,584	64.3%
Mortgage backed securities—GSEs	79,770	47.2%	29,303	33.6%	27,333	30.0%
Municipal bonds	4,708	2.8%	351	0.4%	—	—
Federal Reserve and Federal Home Loan Bank stock	9,599	5.7%	4,870	5.6%	3,829	4.2%
Other equity investments	973	0.6%	1,298	1.5%	1,394	1.5%

	$169,079	100%	$87,117	100%	$91,140	100%

        The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted average yield of the investment portfolio at December 31, 2008. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

        At December 31, 2008, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's stockholders' equity.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U. S. Government agency securities	$2,014	4.50%	$34,805	4.72%	$35,018	5.16%	$—	—	$71,837	4.85%
Mortgage backed securities—GSEs	—	—	9,670	4.15%	9,282	5.68%	58,290	5.84%	77,242	5.67%
Muncipal bonds	—	—	—	—	—	—	5,061	3.61%	5,061	3.61%
Federal Reserve and Federal Home Loan Bank stock	—	—	—	—	—	—	—	—	9,599	4.21%
Other equity investments	—	—	—	—	—	—	—	—	1,396	5.36%

	$2,014	4.50%	$44,475	4.60%	$44,300	5.27%	$63,351	5.66%	$165,135	5.16%

Loan Portfolio

        In its lending activities, the Company seeks to develop sound relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

        Loan growth over the past year has been favorable, with loans outstanding reaching $1.3 billion at December 31, 2008, an increase of $549.0 million or 77% as compared to $716.7 million at December 31, 2007, and were $625.8 million at December 31, 2006, an increase of $90.9 million or 15% in 2007 over 2006. For the fourth quarter of 2008, the loan portfolio increased $95.1 million or 8.1% over $1.2 billion at September 30, 2008.

        The Company had strong loan growth throughout the year. In August, $360 million of loans were added from the acquisition of Fidelity. Approximately 50% of the Company's organic growth was recorded in the fourth quarter of 2008. The fourth quarter experienced growth in investment real estate lending which is attributable to various factors including the Company having the opportunity to lend on local income producing commercial real estate which was typically financed in the Commercial Mortgage-Backed Securities ("CMBS") market. The commercial portfolio growth is also attributable to various factors including increasing SBA guaranteed loans made for business acquisition; recording new commercial term loans to assist local business in various financing needs including equipment financing and providing ESOP financing so that the employees of a local company could acquire their company. New commercial lines of credit booked grew providing local businesses working capital; and new owner occupied commercial real estate loans grew allowing business owners to purchase and/or refinance the real estate in which their company operates.

        The Bank is primarily commercial oriented and as can be seen in the chart below, has a large proportion of its loan portfolio related to real estate (66%) consisting of real estate commercial, real estate residential mortgage and construction commercial and residential loans. Real estate also serves as collateral for loans made for other purposes, resulting in 74% of loans being secured by real estate.

        The following table shows the trends in the composition of the loan portfolio over the past five years.

	December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$334,999	27%	$149,332	21%	$132,981	21%	$118,928	22%	$101,911	25%
Real estate—commercial(1)	549,069	43%	392,757	55%	349,044	56%	284,667	52%	189,708	47%
Real estate—residential	9,757	1%	2,160	—	1,523	—	1,130	—	9,230	2%
Construction—commercial and residential(1)	283,020	22%	110,115	15%	86,524	14%	90,035	16%	62,745	14%
Home equity	80,295	6%	57,515	8%	50,572	8%	50,776	9%	49,632	11%
Other consumer	8,500	1%	4,798	1%	5,129	1%	3,676	1%	2,283	1%

Total loans	1,265,640	100%	716,677	100%	625,773	100%	549,212	100%	415,509	100%

Less: Allowance for credit losses	(18,403)		(8,037)		(7,373)		(5,985)		(4,240)

Net loans	$1,247,237		$708,640		$618,400		$543,227		$411,269

(1)
Includes loans for land acquisition and development.

        As discussed under the captions "Business" and "Risk Factors", the Company has directly made higher risk loans that entail higher risks than loans made following normal underwriting practices ("subordinated financing transactions"). These higher risk loan transactions, representing financing subordinated to loans made by the Bank, and occasionally referred to in this report as "subordinated financings" are currently made through the Company's subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. Transactions are structured to provide ECV with returns commensurate to the risk through the requirement of additional interest following payoff of all loans:

  •
  For the year ended December 31, 2008, the Company recorded no noninterest income and for 2007 recorded $1.3 million of noninterest income from one subordinated financing transaction.

  •
  At December 31, 2008, ECV has a $1.8 million higher risk loan transaction relating to a real estate project which is currently in a construction/sales phase. The loan is expected to be outstanding throughout 2009, with sales completed in 2010. Due to delays in scheduled sales activity, the borrower has posted additional interest reserves to keep the loan current.

        Although the Company carefully underwrites each higher risk loan transaction and expects these transactions to provide additional revenues, there can be no assurance that any higher risk loan transaction, or the related loans made by the Bank, will prove profitable for the Company and Bank, that the Company will be able to receive any additional interest payments in respect of these loans, that any additional interest payments will be significant, or that the Company and Bank will not incur losses in respect of these transactions.

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

        The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. The Company is well capitalized. Nevertheless, the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

        At December 31, 2008, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Loan Maturity

        The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2008.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
Commercial	$334,999	$149,242	$124,218	$55,710	$5,829
Real estate—commercial	549,069	55,347	182,895	283,703	27,124
Real estate—residential mortgage	9,757	1,757	1,641	2,048	4,311
Construction—commercial and residential	283,020	176,377	56,095	47,123	3,425
Home equity	80,295	876	2,015	2,224	75,180
Other consumer	8,500	3,056	4,390	88	966

Total loans	$1,265,640	$386,655	$371,254	$390,896	$116,835

Loans with:
Predetermined fixed interest rate	$369,323	$54,937	$205,836	$83,474	$25,076
Floating interest rate	896,317	331,718	165,418	307,422	91,759

Total loans	$1,265,640	$386,655	$371,254	$390,896	$116,835

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consultant, support management's assessment as to the adequacy of the allowance at the balance sheet date. During 2008, a provision for credit losses was made in the amount of $4.0 million before net charge-offs of $1.1 million. A full discussion of the accounting for allowance for credit losses is contained in Note 1 of Notes to Consolidated Financial Statements; activity in the allowance for credit losses is contained in Note 4 of Notes to Consolidated Financial Statements. Also, please refer to the discussion under the caption, "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate allowance for credit losses, and the discussion under the caption "Provision for Credit Losses".

        The allowance for credit losses represented 1.45% of total loans at December 31, 2008 as compared to 1.12% at December 31, 2007. This increase in the ratio of the allowance for credit losses was due substantially to the acquisition of Fidelity whose allowance for credit losses was approximately $7.5 million or 2.10% of Fidelity loans outstanding at August 31, 2008.

        At December 31, 2008, the allowance represented 72% of nonperforming loans as compared to 151% at December 31, 2007. The decline in the coverage ratio was due substantially to the acquisition of nonperforming loans in connection with the acquisition of Fidelity. Under generally accepted accounting principles, specific reserves associated with impaired loans acquired in a merger are to be charged off (or shown as an unaccretable discount) resulting in the acquiring entity (the Company) carrying the nonperforming loans at the resulting net fair value. The impact of this adjustment was to increase nonperforming loans without the corresponding specific reserves previously assigned by the non surviving entity, thus lowering the coverage ratio. The Company has also experienced an increase in its nonperforming loans (excluding acquired loans from the acquisition) at December 31, 2008 as compared to December 31, 2007. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts recorded at the date of acquisition.

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

        At December 31, 2008, the Company had $25.5 million of loans classified as nonperforming, and $3.6 million of potential problem loans, as compared to $5.3 million of nonperforming loans and $1.9 million of potential problem loans at December 31, 2007. Please refer to Note 1 of Notes to Consolidated Financial Statements under the caption "Loans" for a discussion of the Company's policy regarding impairment of loans. Please refer to "Nonperforming Assets" on page 24 for a discussion of problem and potential problem assets.

        As the loan portfolio and allowance for credit losses review process continues to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.

        Management, being aware of the significant loan growth experienced by the Company, is intent on maintaining a strong credit review system and risk rating process. The Company has an internal Credit Department to provide independent analysis of credit requests and to manage problem credits. The area was further enhanced as part of the Fidelity acquisition. The Credit Department has developed and implemented analytical procedures for evaluating credit requests, has refined the Company's risk rating system, and has adopted enhanced monitoring of the loan portfolio (and in particular the construction loan portfolio) and the allowance for credit losses. The loan portfolio analysis process is ongoing and proactive in order to maintain a portfolio of quality credits and to quickly identify any weaknesses before they become more severe.

        The following table sets forth activity in the allowance for credit losses for the past five years.

	Year Ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Balance at beginning of year	$8,037	$7,373	$5,985	$4,240	$3,680
Charge-offs:
Commercial(1)	481	1,005	369	122	257
Real estate—commercial(2)	29	—	—	—	—
Real estate—residential	—	—	—	—	—
Construction—commercial and residential(2)	497	—	—	—	—
Home equity	124	—	15	—	—
Other consumer	86	26	5	17	35

Total charge-offs	1,217	1,031	389	139	292

Recoveries:
Commercial(1)	44	37	27	41	175
Real estate—commercial(2)	—	—	—	—	—
Real estate—residential	—	—	—	—	—
Construction—commercial and residential(2)	50	—	—	—	—
Home equity	—	—	—	—	—
Other consumer	—	15	5	—	2

Total recoveries	94	52	32	41	177

Net charge-offs	1,123	979	357	98	115

Additions charged to operations	3,979	1,643	1,745	1,843	675
Acquired allowance—Fidelity	7,510	—	—	—	—

Balance at end of year	$18,403	$8,037	$7,373	$5,985	$4,240

Ratio of allowance for credit losses to total loans outstanding at year end	1.45%	1.12%	1.18%	1.09%	1.02%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.12%	0.15%	0.06%	0.02%	0.03%

(1)
Includes SBA loans.

(2)
Includes loans for land acquisition and development.

        The following table presents the allocation of the allowance by loan category and the percent of loans each category bears to total loans. The allocation of the allowance at December 31, 2008 includes specific reserves of $1.2 million against impaired loans of $25.5 million as compared to specific reserves of $220 thousand against impaired loans of $5.3 million at December 31, 2007. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category. The larger allowance at December 31, 2008 reflects in part the allowance acquired in the Fidelity acquisition consummated as of August 31, 2008 of $7.5 million.

	Year Ended December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial	$8,923	27%	$3,300	21%	$3,379	21%	$2,594	22%	$1,963	25%
Real estate—commercial(2)	4,849	43%	3,053	55%	2,800	56%	2,395	52%	1,426	47%
Real estate—residential	58	1%	21	—	40	—	48	—	105	2%
Construction—commercial and residential(2)	3,972	22%	1,314	15%	854	14%	602	16%	431	14%
Home equity	394	6%	233	8%	176	8%	176	9%	223	11%
Other consumer	207	1%	116	1%	124	1%	84	1%	58	1%
Unallocated	—	—	—	—	—	—	86	—	34	—

Total loans	$18,403	100%	$8,037	100%	$7,373	100%	$5,985	100%	$4,240	100%

(1)
Represents the percent of loans in each category to total loans.

(2)
Includes loans for land acquisition and development.

Nonperforming Assets

        As shown in the table below, the Company's nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and other real estate owned, totaled $26.4 million at December 31, 2008 compared to $5.3 million at December 31, 2007. The percentage of nonperforming assets to total assets was 1.76% at December 31, 2008 compared to 0.63% at December 31, 2007. Included in nonperforming assets is other real estate owned (OREO) of $909 thousand and $0 at December 31, 2008 and December 31, 2007, respectively.

        Excluding OREO from nonperforming assets, total nonperforming loans amounted to $25.5 million at December 31, 2008 (2.01% of total loans) as compared to $5.3 million (0.74% of total loans) at December 31, 2007.

        The increase in nonperforming loans at December 31, 2008 as compared to December 31, 2007 relates primarily to nonperforming loans acquired from Fidelity of $10.7 million and to two commercial loan relationships (approximately $4.4 million) which include commercial real estate loans secured by residential properties which have experienced cost overruns and/or delays in the development and construction processes.

        Nonaccrual loans in the table below at December 31, 2008 include approximately $17.6 million in nonperforming commercial real estate construction loans. This increase as compared to December 31, 2007 is principally due to the acquisition of nonperforming loans in connection with the acquisition of Fidelity. Under generally accepted accounting principles, specific reserves associated with impaired loans acquired in a merger are to be charged off (or shown as an unaccretable discount) resulting in the acquiring entity (the Company) carrying the nonperforming loans at the resulting net fair value. The impact of this adjustment was to increase nonperforming loans without the corresponding specific reserves previously assigned by the non surviving entity, thus lowering the allowance coverage ratio, as shown in the table below. Additionally, slowing absorption in commercial construction projects has caused delays in project sell out and loan repayment according to contractual terms. Where appropriate, as with all nonperforming loans, specific reserves have been established for these nonperforming construction loans.

        Refer to Note 4 "Loans and Allowance for Credit Losses" of Notes to Consolidated Financial Statements for further discussion of the accounting treatment of nonperforming loans acquired from Fidelity.

        The following table shows the amounts of nonperforming assets at December 31 for the past five years:

(dollars in thousands)	2008	2007	2006	2005	2004
Nonaccrual Loans:
Commercial	$3,506	$1,174	$1,976	$362	$156
Other consumer	—	—	—	129	—
Home equity	196	123	—	—	—
Construction—commercial and residential	17,588	3,386	—	—	—
Real estate—commercial	4,167	641	—	—	—
Accrual loans-past due 90 days:
Commercial	—	—	37	—	—
Other consumer	—	—	—	—	—
Real estate—commercial	—	—	—	—	—
Restructured loans	—	—	—	—	—

Total nonperforming loans	25,457	5,324	2,013	491	156

Other real estate owned	909	—	—	—	—

Total nonperforming assets	$26,366	$5,324	$2,013	$491	$156

Coverage ratio, allowance for credit losses to total nonperforming loans(2)	72.29%	150.96%	366.27%	1218.94%	2717.95%
Ratio of nonperforming loans to total loans	2.01%	0.74%	0.32%	0.09%	0.04%
Ratio of nonperforming assets to total assets	1.76%	0.63%	0.26%	0.07%	0.03%

(1)
Gross interest income that would have been recorded in 2008 if nonaccrual loans and leases shown above had been current and in accordance with their original terms was $1.6 million, while interest actually recorded on such loans was $406 thousand. See Note 1 of Notes to Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

(2)
The decline in the coverage ratio was due primarily to the acquisition of nonperforming loans as a result of the Fidelity acquisition.

        Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

        The Company had no troubled debt restructured loans at either December 31, 2008 or 2007. Impaired loans consisted of $25.5 million of nonaccrual loans at December 31, 2008, with $1.2 million of specific reserves, compared to $5.3 million of impaired loans at December 31, 2007 with $220 thousand of specific reserves.

        At December 31, 2008, there were $3.6 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories.

Other Earning Assets

        Residential mortgage loans held for sale amounted to $2.7 million at December 31, 2008 compared to $2.2 million at December 31, 2007. Origination and sales of these loans on a servicing released basis is emphasized by the Company in order to enhance noninterest income, which emphasis is expected to continue in 2009. The Bank did not engage in the origination of subprime or "exotic" mortgage loans. See "Business" at page 84 for a description of the Bank's mortgage lending and brokerage activities.

        Bank owned life insurance is utilized by the Company in accordance with tax regulations as part of the Company's financing of its benefit programs. At December 31, 2008 this asset amounted to $12.4 million as compared to $12.0 million at December 31, 2007, which reflected an increase in cash surrender values, and not new investments.

Intangible Assets

        The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization are made to arrive at the initial recorded value, which is included in other assets.

        For 2008, excess servicing fees of $54 thousand were recorded, and $105 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2008, the balance of excess servicing fees was $185 thousand. For 2007, excess servicing fees of $122 thousand were recorded, of which $141 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2007, the balance of excess servicing fees was $236 thousand.

        In connection with the Fidelity acquisition, the Company made an allocation of the purchase price to a core deposit intangible which was determined by independent evaluation and is included in accrued interest, taxes and other assets on the consolidated balance sheet. The initial amount was $2.3 million, which is being amortized over its economic life of 6.44 years as a component of other noninterest expenses. The amount amortized in 2008 was $62 thousand and the unamortized amount at December 31, 2008 was $2.2 million.

        The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity of approximately $360 thousand. Based on allowable adjustments through December 31, 2008, the unidentifiable intangible (goodwill) amounted to approximately $105 thousand. These intangible assets are subject to impairment testing annually.

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

        For the twelve months ended December 31, 2008, noninterest bearing deposits increased $81.1 million as compared to December 31, 2007, while interest bearing deposits increased by $417.3 million during the same period, due substantially to deposits acquired in the acquisition of Fidelity.

        For the year ended December 31, 2008, total deposits increased $498.4 million, from $630.9 million to $1.1 billion or 79%. Approximately 51% of the Bank's deposits at December 31, 2008 ($579.2 million) are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 41% at December 31, 2007 ($257.3 million). This increase in the time deposit category at December 31, 2008 as compared to December 31, 2007 was due to both the acquisition of Fidelity, which had a higher proportion of its deposits in time deposits, and to customer preferences toward higher interest FDIC insured products in the fourth quarter of 2008 as economic conditions worsened. Average time deposits amounted to $402.2 million in 2008, (48% of average total deposits) compared to $270.5 million in 2007 (43% of average total deposits), an increase of $131.7 million or 49%.

        The following table sets forth the maturities of time deposits with balances of $100,000 or more, which represent 22% of total deposits as of December 31, 2008, compared to 28% at December 31, 2007. See Note 7 of Notes to Consolidated Financial Statements and the Average Balances Table above for additional information regarding the maturities of time deposits and average rates paid on interest-bearing deposits. Time deposits of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.

	December 31,
(dollars in thousands)	2008	2007	2006
Three months or less	$109,283	$52,570	$39,730
More than three months through six months	115,280	56,540	59,731
More than six months through twelve months	23,911	61,117	54,234
Over twelve months	1,042	3,359	4,800

Total	$249,516	$173,586	$158,495

        From time to time, when appropriate in order to fund strong loan demand, the Bank accepts time deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line and also acquires brokered deposits from a regional brokerage firm. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service ("CDARS"), which provides for reciprocal transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance. These funds are currently classified as brokered deposits for regulatory reporting, but are deemed more core related. At December 31, 2008, total time deposits included $192.7 million of brokered deposits which represented 17% of total deposits. The CDARS component represented $81.1million or 7% of total deposits. These sources are deemed reliable and cost efficient as an alternative funding source for the Company. At December 31, 2007, total brokered deposits amounted to $14.6 million or 2% of total deposits, of which CDARS represented $ 4.6 million or 1% of total deposits.

        At December 31, 2008, the Company had approximately $223.6 million in noninterest bearing demand deposits, representing 20% of total deposits. This compared to approximately $142.5 million of these deposits at December 31, 2007 or 23% of total deposits. These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in past Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

        As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement", allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account.

The balances in these accounts were $93.9 million at December 31, 2008 compared to $52.9 million at December 31, 2007, the increase being attributed primarily to the acquisition of Fidelity. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

        At December 31, 2008 the Company had $5.0 million outstanding balances under its federal funds lines of credit provided by correspondent banks, as compared to $23.5 million outstanding at December 31, 2007. This decrease was due to changes in the funding mix to the less expensive funding provided by the FHLB. At December 31, 2008, The Bank had $105 million borrowings outstanding under its credit facility from the FHLB, as compared to $52 million at December 31, 2007. Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's commercial mortgage loan portfolio. Please refer to Note 8 of Notes to Consolidated Financial Statements for additional information regarding the Company's short and long-term borrowings.

        On August 11, 2008, the Company entered into a Loan Agreement and related Stock Security Agreement and Promissory Note (the "credit facility") with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $20 million for working capital purposes, to finance capital contributions to the Bank and ECV. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25%. Interest is payable on a monthly basis. The term of the credit facility expires on August 31, 2010. At any time, provided no event of default exists, the Company may term out repayment of the outstanding principal balance of the credit facility over a five year term, based on a ten year straight line amortization. At December 31, 2008, there were no amounts outstanding under this United Bank credit facility. At December 31, 2007, the Company had a similar loan facility with another correspondent which had no amounts outstanding.

        On August 28, 2008 the Company accepted subscriptions for and sold an aggregate of $12.15 million of subordinated notes (the "Notes"), on a private placement basis, to seven parties, all of whom are current directors of the Company or the Bank. The capital treatment of the Notes will be phased out during the last 5 years of the Notes' term, at a rate of 20% of the original principal amount per year commencing in October 2009. The Notes bear interest, payable on the first day of each month, commencing in October 2008, at a fixed rate of 10.0% per year. The Notes have a term of approximately six years, and have a maturity on September 30, 2014.

COMPARISON OF 2007 VERSUS 2006

        The Company reported net income of $7.7 million for the year ended December 31, 2007, a 4% decrease from net income of $8.0 million for the year ended December 31, 2006.

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

        Earnings per basic common share were $0.73 for the year ended December 31, 2007, as compared to $0.77 for 2006. Earnings per diluted common share were $0.71 for the year ended December 31, 2007, as compared to $0.74 for 2006.

        The Company had a return on average assets of 0.96% and a return on average common equity of 10.03% for 2007, as compared to returns on average assets and average common equity of 1.13% and 11.63%, respectively, for 2006.

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

        Net interest income in 2007 was $33.3 million compared to $32.4 million in 2006. The increase in net interest income in 2007 as compared to 2006 is due to growth in the volume of earning assets offset substantially by a decrease in the net interest margin on earning assets.

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

        The provision for credit losses was $1.6 million for the year ended December 31, 2007 as compared to $1.7 million in 2006. For the full year 2007, the Company recorded net charge-offs of $979 thousand, as compared to $357 thousand for the same period in 2006. The ratio of net-charge offs to average loans was 0.15% for 2007 and 0.06% for 2006. The increase in net charge-offs in 2007 is associated with one large commercial loan relationship identified in prior periods.

        Total noninterest income was $5.2 million for the year 2007 as compared to $3.8 million for 2006, an increase of 35%. These amounts include net investment gains of $6 thousand for the year of 2007 and $124 thousand in 2006. Excluding securities gains, total noninterest income increased by 39%. The increase was attributed primarily to higher amounts of gains on the sale of residential mortgage loans ($416 thousand versus $301 thousand); higher deposit account activity fees ($1.5 million versus $1.4 million) and income from subordinated financing of a real estate project ($1.3 million versus $0). Income from subordinated financing activities can fluctuate greatly between periods, as it is based on the progress of a limited number of development projects. Refer to the discussion under "Loan Portfolio" above for further discussion of subordinated financing activity.

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

        The Company recorded income tax expense of $4.3 million in 2007 compared to $4.7 million in 2006, resulting in an effective tax rate of 35.7% and 36.9%, respectively. The lower effective tax rate for 2007 relates in part to a higher level of state tax exempt income.

        At December 31, 2007, the Company's total assets were $846.4 million, loans were $716.7 million, deposits were $630.9 million, other borrowings, including customer repurchase agreements were $128.4 million and stockholders' equity was $81.2 million. As compared to December 31, 2006, assets grew in 2007 by $72.9 million (9%), loans by $90.9 million (15%), deposits by $2.4 million (0.4%), borrowings by $60.3 million (89%) and stockholders' equity by $8.3 million (11%).

        The Company declared cash dividends of $0.22 per share for 2007 and $0.21 per share for 2006.

        At December 31, 2007, the investment portfolio amounted to $87.1 million as compared to a balance of $91.1 million at December 31, 2006, a decrease of 4%. The investment portfolio is managed to achieve goals related to income, liquidity, interest rate risk management and providing collateral for customer repurchase agreements and other borrowing relationships.

        The Company also has a portfolio of short-term investments utilized for asset liability management needs which consists from time-to-time of discount notes, money market investments, and other bank certificates of deposit. This portfolio amounted to $4.5 million at December 31, 2007 as compared to $4.9 million at December 31, 2006.

        Federal funds sold amounted to $244 thousand at December 31, 2007 as compared to $9.7 million at December 31, 2006. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

        Loan growth during 2007 was favorable, with loans outstanding reaching $716.7 million at December 31, 2007, an increase of $90.9 million or 15% as compared to $625.8 million at December 31, 2006.

        The allowance for credit losses represented 1.12% of total loans at December 31, 2007 as compared to 1.18% at December 31, 2006. This decrease in the ratio of the allowance for credit losses was due to the charge-off of a large commercial loan relationship during 2007 that had been partially reserved at December 31, 2006.

        At December 31, 2007, the Company had $5.3 million of loans classified as nonperforming, and $1.9 million of potential problem loans, as compared to $2.0 million of nonperforming assets and $4.3 million of potential problem loans at December 31, 2006. The percentage of nonperforming assets to total assets was 0.63% at December 31, 2007 compared to 0.26% at December 31, 2006. Nonaccrual loans at December 31, 2007, included two related loans totaling $4.0 million, which were placed on nonaccrual in the third quarter of 2007. Interest on these two related loans is being recorded on a cash basis. Nonaccrual loans at December 31, 2006 consisted primarily of one large commercial relationship amounting to $1.9 million which had a specific reserve of $678 thousand at December 31, 2006 and which had been charged-off as of December 31, 2007 to an amount expected to be realized. The Company had no Other Real Estate Owned (OREO) or restructured loans at either December 31, 2007 or 2006. The balance of impaired loans, consisting of all nonaccrual loans only, was $5.3 million at December 31, 2007, with $220 thousand of specific reserves compared to $2.0 million of impaired loans at December 31, 2006 with $678 thousand of specific reserves.

        Residential mortgage loans held for sale amounted to $2.2 million at both December 31, 2007 and December 31, 2006. Origination and sales of these loans during 2007 was emphasized by the Company in order to enhance noninterest income. The Bank did not engage in the origination of subprime or "exotic"

mortgage loans. See "Business" at page 84 for a description of the Bank's mortgage lending and brokerage activities.

        Bank owned life insurance is utilized by the Company as part of the Company's financing of its benefit programs. At December 31, 2007 this asset amounted to $12.0 million as compared to $11.5 million at December 31, 2006, which reflected an increase in cash surrender values, and not new investments.

        For the year ended December 31, 2007, deposits grew just $2.4 million, from $628.5 million to $630.9 million or 0.4%. Approximately 41% of the Bank's deposits at December 31, 2007 are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 42% at December 31, 2006. These deposits increased modestly, by $4.9 million, at December 31, 2007 as compared to December 31, 2006 as the Bank utilized alternative funding sources due to lower cost. Average time deposits amounted to $270.5 million in 2007, compared to $229.7 million in 2006, an increase of $40.8 million or 17%. Time deposits in denominations of $100 thousand or more increased $15.1 million, or 9.5% to $173.6 million, or 28% of total deposits at December 31, 2007, as compared to 25% at December 31, 2006.

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

        At December 31, 2007 the Company had $23.5 million outstanding balances under its federal funds lines of credit provided by correspondent banks, as compared to no outstandings at December 31, 2006. This increase was due to funding loan growth late in 2007. The Bank had $52 million borrowings outstanding under its credit facility from the FHLB at December 31, 2007, as compared to $30 million outstandings at December 31, 2006.

CONTRACTUAL OBLIGATIONS

        The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 15 of Notes to Consolidated Financial Statements—Financial Instruments with Off-Balance Sheet Risk, the following table shows details on these fixed and determinable obligations as of December 31, 2008 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$550,172	$—	$—	$—	$550,172
Time deposits(1)	530,370	47,364	1,474	—	579,208
Borrowed funds(2)	153,802	30,000	10,000	22,150	215,952
Operating lease obligations	3,933	7,887	6,566	8,473	26,859
Outside data processing(3)	908	1,376	1,376	—	3,660

Total	$1,239,185	$86,627	$19,416	$30,623	$1,375,851

(1)
Excludes accrued interest payable at December 31, 2008.

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

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 15 of Notes to Consolidated Financial Statements for a summary list of loan commitments at December 31, 2008 and 2007.

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

        Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2008, approximately 95% of the dollar amount of standby letters of credit was collateralized.

        With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, capital expenditures or capital resources, that is material to investors.

LIQUIDITY MANAGEMENT

        Liquidity is a measure of the Company and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations. The Bank's investment portfolio of debt securities is held in an available-for-sale status and has a substantial unrealized gain position, which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements; to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company's secondary sources of liquidity, includes a $20 million line of credit with a regional bank, secured by the stock of the Bank, against which there were no amounts outstanding at December 31, 2008. Additionally, the Bank can purchase up to $65.5 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were $4.9 million outstanding at December 31, 2008. At December 31, 2008, the Bank was also eligible to make advances from the FHLB up to $130.0 million based on collateral at the FHLB, of which it had $105.0 million of advances outstanding at December 31, 2008. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The substantial use of the FHLB facility as of December 31, 2008 was based on it providing the most cost effective means to fund substantial loan growth in the fourth quarter of 2008.

        The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, repurchase agreements and Bank lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Bank's Asset Liability Committee has adopted policy guidelines which emphasize the importance of core deposits and their continued growth.

        At December 31, 2008, under the Bank's liquidity formula, it had $336.4 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

INTEREST RATE RISK MANAGEMENT

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

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

        The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. The Company does not presently utilize any derivative market products to manage its interest rate risk.

        In the current very low interest rate environment, the Company has continued its emphasis on funding loans in its marketplace and has been partially funding loan growth with cash flow from calls in its investment portfolio. Call risk has increased in the fourth quarter of 2008 as market interest rates declined significantly. Earlier in 2008, the Company made investment portfolio purchases of tax exempt municipal bonds and GNMA guaranteed mortgage backed securities in an effort to extend maturities and benefit from what was perceived as favorable spreads. Taken together, these factors resulted in the duration of the investment portfolio declining to 1.5 years at December 31, 2008, as compared to 2.4 years at September 30, 2008 and 2.2 years at December 31, 2007. In the loan portfolio, the largest portion of the portfolio is variable or adjustable rate (70%) with 30% being fixed rate at December 31, 2008. As compared to December 31, 2007, the fixed rate component at December 31, 2008 decreased from 34% to 30% and the variable and adjustable rate component increased from 66% to 70%. As compared to September 30, 2008, the fixed rate component at December 31, 2008 increased from 28% to 30% and the variable and adjustable rate component decreased from 72% to 70%. A significant factor in the change in the loan portfolio repricing mix during 2008 was the composition of the loans acquired in the acquisition of Fidelity. The Bank has also established interest rate floors in a significant portion of its prime based loans which has the effect of mitigating interest rate risk as market interest rates decline. Finally, from a liability management standpoint, the Bank has been acquiring more variable and short-term liabilities, so as to maintain a reasonable repricing match with its earning assets and to mitigate the risk to earnings and capital should interest rates decline from current levels. There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

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

        As noted above, the acquisition of Fidelity's assets and liabilities had the effect of significantly increasing the Company's short-term asset sensitivity position (0 to 180 days) primarily as a result of a large prime based (variable rate) loan portfolio. This increased asset sensitivity position has the effect of increasing the Company's exposure to declining interest rates, as compared to prior periods.

        For the analysis presented below, at December 31, 2008, the Bank utilizes an assumption for the re-pricing of money market deposit accounts to reflect a change of 50 basis points in money market account interest rates for each 100 basis points in market interest rates in both a decreasing and increasing interest rate shock scenario.

        As quantified in the table below, the Company's analysis at December 31, 2008 shows a moderate effect on net interest income (over the next 12 months) as well as to the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100 and 200 basis points due to the significant level of variable rate and repriceable assets and liabilities. The re-pricing duration of the investment portfolio at December 31, 2008 is 1.5 years, the loan portfolio 1.0 years; the interest bearing deposit portfolio 1.4 years and the borrowed funds portfolio 0.6 years.

        The following table reflects the result of simulation analysis on the December 31, 2008 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+200	-5.0%	-14.3%	-3.2%
+100	-2.5%	-7.3%	-0.4%
0	—	—	—
-100	+0.9%	+2.7%	-2.8%
-200	-1.3%	-3.8%	-7.5%

        The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 15% for a 100 basis point change and 20% for a 200 basis point change. For the market value of equity, the Company has adopted a policy limit of 20% for a 100 basis point change and 25% for a 200 basis point change. The change in the economic value of equity in a lower interest rate shock scenario at December 31, 2008 is due primarily to call risk in the investment portfolio and to the lower value of noninterest deposits.

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

        Market interest rates (as evidenced by the U.S. Treasury yield curve), declined sharply in the fourth quarter of 2008 due to a deepening financial crisis emanating from defaults in the residential mortgage markets and spreading quickly to all leveraged investments. During the fourth quarter of 2008, the Company's net interest spread was 3.18% as compared to 3.52% for the third quarter of 2008 and 3.69% for the second quarter of 2008. The Company believes that the change in the net interest spread has been consistent with its risk analysis. Furthermore, as market interest rates are currently very low, the lower rates tend to create floors (given a shock of -100 and -200 basis points) on various deposit interest rate products, as interest rates cannot be reduced below zero. This effect further serves to compress net interest income and net interest spreads and margins.

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

        Based on the current economic environment, management has generally been endeavoring to maintain the duration of the investment portfolio in the face of increased call risk (see above discussion of municipal bonds and GNMA guaranteed mortgaged backed securities purchases); to acquire more fixed rate loans, where available, and has been emphasizing the acquisition of shorter-term time deposits, including brokered CD's and shorter-term FHLB borrowings. These additional brokered deposits and non-deposit sources have been required to fund loan growth in excess of core deposit growth. This strategy had mitigated the Company's exposure to lower interest rates through June 30, 2008. As noted above, the acquisition of Fidelity added significant amounts of variable rate loans which are subject to immediate repricing should market rates change as compared to a funding source consisting largely of interest bearing time deposits which generally mature and reprice within periods up to 12 months. This asset sensitive position, resulting from the acquisition, placed added risk to net interest income and the net interest spread and margin as market interest rates continued to decline in the fourth quarter of 2008.

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

        At December 31, 2008, the Company had a positive GAP position of approximately 13% of total assets out to three months and a positive cumulative GAP position of 2% out to 12 months; as compared to a positive GAP position of 2% out to three months and a negative cumulative GAP position of 6% out to 12 months at December 31, 2007, and a positive GAP position of 14% out to three months and a negative cumulative GAP position of 2% out to 12 months at September 30, 2008. The increase in the three month and 12 month asset sensitive position during 2008 was due primarily to the acquisition of Fidelity.

GAP Analysis
December 31, 2008
(dollars in thousands)

	0–3 mos	4–12 mos	13–36 mos	37–60 mos	over 60 mos	Total Rate Sensitive	Non- sensitive	Total Assets
Repriceable in:
RATE SENSITIVE ASSETS:
Investments securities	$35,858	$61,523	$48,288	$9,524	$13,886	$169,079
Loans(1)(2)	695,377	124,127	233,421	174,558	40,875	1,268,358
Fed funds and other short-term investments	2,680	—	—	—	—	2,680
Other earning assets	—	12,450	—	—	—	12,450

Total	$733,915	$198,100	$281,709	$184,082	$54,761	$1,452,567	$44,260	$1,496,827

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$7,244	$22,848	$57,394	$57,394	$78,700	$223,580
Interest bearing transaction	27,401	—	10,960	10,960	5,480	54,801
Savings and money market	135,896	—	54,357	54,358	27,180	271,791
Time deposits	184,945	347,238	42,902	3,240	883	579,208
Customer repurchase agreements and fed funds purchased	98,802	—	—	—	—	98,802
Other borrowings	85,000	—	—	10,000	22,150	117,150

Total	$539,288	$370,086	$165,613	$135,952	$134,393	$1,345,332	$9,124	$1,354,456

GAP	$194,627	$(171,986)	$116,096	$48,130	$(79,632)	$107,235
Cumulative GAP	$194,627	$22,641	$138,737	$186,867	$107,235
Cumulative gap as percent of total assets	13.00%	1.51%	9.27%	12.48%	7.16%

(1)
Includes loans held for sale

(2)
Non-accrual loans are included in the over 60 months category

        Over the next twelve months, as reflected in the GAP table above, the Company has a slight excess of rate sensitive assets over rate sensitive liabilities of 2% out to 12 months. During 2008, the Company has recognized the probability of lower market interest rates and has kept its time deposit maturities short-term and its money market accounts at as low a rate as possible without incurring substantial deposit runoff. On the asset side, the duration of the loan portfolio shortened due primarily to the acquisition of Fidelity. Additionally, during 2008, in anticipation of lower market interest rates, investment purchases were made with longer durations to mitigate the higher call risk embedded in the investment portfolio.

        Although NOW and MMA accounts are subject to immediate repricing, the Bank's GAP model has incorporated a repricing schedule to account for a lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate change in assets.

CAPITAL RESOURCES AND ADEQUACY

        The assessment of capital adequacy depends on a number of factors such as asset quality and mix, liquidity, earnings performance, changing competitive conditions and economic forces, as well as the overall level of growth. The adequacy of the Company's current and future capital needs is monitored by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

        The year ended December 31, 2008 was an especially difficult economic year in which to raise capital for all public companies. The Company's need for capital in the latter half of 2008 was associated with growth in loans and other assets from both organic growth and growth from the acquisition of Fidelity as opposed to capital needs arising from operating losses. During 2008, a series of substantial market events and credit defaults all but eliminated access to capital markets for the Company. This substantial contraction in the availability of additional capital during 2008 caused the Company to rely in the latter half of 2008 on the only two sources of new capital then available, the sale of subordinated debt to current insiders late in the third quarter of 2008 and the sale of preferred stock to the Treasury as part of the Capital Purchase Program.

        At December 31, 2008, the capital position of the Company's wholly-owned subsidiary, the Bank, continues to meet regulatory requirements as a well-capitalized institution. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital, total risk-based capital, and leverage ratios. Tier 1 capital consists of common and qualifying preferred stockholders' equity (including without limit the preferred stock issued to the Treasury) less goodwill and other intangibles, and for the Company a limited amount of certain other restricted core capital elements, such as qualifying trust preferred securities and minority interests in consolidated subsidiaries. Total risk-based capital consists of Tier 1 capital, qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, 91% and 100% respectively of which qualifies at December 31, 2008 and 2007 and for the Company to a limited extent excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The Tier 1 capital to average assets ratio is often referred to as the leverage ratio.

        The Company's capital ratios were all in excess of guidelines established by the Federal Reserve and the Bank's capital ratios as earlier mentioned were in excess of those required to be classified as a "well capitalized" institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company and Bank's capital ratios at December 31, 2008 and 2007 are shown in Note 17 of Notes to Consolidated Financial Statements.

        On August 28, 2008 the Company accepted subscriptions for and sold an aggregate of $12.15 million of subordinated notes (the "Notes"), on a private placement basis, to seven parties, all of whom are directors of the Company or the Bank. The Notes, which qualify as Tier 2 capital for regulatory purposes, to the extent permitted, were issued in connection with an effort to meet regulatory requirements for the consummation of the acquisition of Fidelity. The qualifying capital treatment of the Notes will be phased out during the last 5 years of the Notes' term (commencing in October 2009), at a rate of 20% of the original principal amount per year. The Notes bear interest, payable on the first day of each month, commencing in October 2008, at a fixed rate of 10.0% per year. The Notes have a term of approximately six years, and have a maturity of September 30, 2014.

        On December 5, 2008, the Company entered into and consummated the "Purchase Agreement" with the Treasury, pursuant to which the Company issued 38,235 shares of the Company's Series A Preferred Stock', having a liquidation amount per share equal to $1,000, for a total purchase price of $38,235,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. As a result of legislative changes during 2009, and subject to the issuance of implementing regulations and consultation with the Company's and Bank's federal regulators, the Company may, at its option redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is non-voting, except in limited circumstances. Prior to the third anniversary of issuance, unless the Company has redeemed all of the Series A Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

        In connection with the purchase of the Series A Preferred Stock, the Treasury was issued a warrant (the "Warrant") to purchase 770,867 shares of the Company's common stock at an initial exercise price of $7.44 per share. The Warrant provides for the adjustment of the exercise price and the number of shares of the common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock (or securities exercisable or exchangeable for, or convertible into, common stock) at or below 90% of the market price of the common stock on the trading day prior to the date of the agreement on pricing such securities. The Warrants expires ten years from the date of issuance. The number of shares of common stock issuable pursuant to the Warrant will be reduced by one-half if, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $38,235,000 from "qualified equity offerings" announced after October 13, 2008. If the Company redeems the Series A Preferred Stock in full prior to exercise of the Warrant, the Warrant will be liquidated based upon the then current fair market value of the common stock. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

        The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank's concentrations in commercial real estate loans. See "Risk Factors" at page 90 and "Regulation" at page 98.

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

NEW ACCOUNTING STANDARDS

        Refer to Note 1 of Notes to Consolidated Financial Statements for statements on New Accounting Standards.

 MARKET FOR COMMON STOCK AND DIVIDENDS

        Market for Common Stock.    The Company's common stock is listed for trading on the NASDAQ Capital Market under the symbol "EGBN". Over the twelve month period ended December 31, 2008, the average daily trading amounted to approximately 5,600 shares. No assurance can be given that a very active trading market will develop in the foreseeable future or can be maintained. The following table sets forth the high and low sale prices for the common stock during each calendar quarter during the last two fiscal years, and dividends declared during such periods, as adjusted for the 10% stock dividend paid on October 1, 2008. As of March 11, 2009, there were 12,745,118 shares of common stock outstanding, held by approximately 1,940 beneficial shareholders, including approximately 1,100 shareholders of record.

	2008			2007
Quarter	High	Low	Dividends Declared per Share	High	Low	Dividends Declared per Share
First	$11.97	$9.30	$0.0545	$15.85	$14.32	$0.0545
Second	$11.09	$7.15	$0.0545	$15.45	$14.77	$0.0545
Third	$10.44	$6.37	$0.00	$15.45	$11.59	$0.0545
Fourth	$9.00	$5.35	$0.00	$12.68	$10.24	$0.0545

        Dividends.    The Company commenced paying a quarterly cash dividend in January 2005. The Company paid a cash dividend of $0.0545 per share for each of the first and second quarters of 2008 and $0.0545 per share (as adjusted) for each of the quarters of 2007. In July 2008, the Company, in an action to conserve capital, discontinued the payment of its quarterly cash dividend on common stock. It further announced at the same time a 10% stock dividend paid on the common stock on October 1, 2008.

        The resumption of payment of a cash dividend on common stock is prohibited for the first three years that the preferred stock issued to the Treasury is outstanding or the earlier event of redeeming the preferred stock. This resumption may also depend upon the ability of the Bank, the Company's principal operating business, to declare and pay dividends to the Company. Resumption of future dividends on the Company's common stock will also depend upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank.

        In January 2007, the Company established a Dividend Reinvestment Plan, pursuant to which stockholders may have dividends paid on their common stock automatically reinvested in additional shares of common stock. The price at which shares are reinvested may be at a discount of 5% from the market price, where the shares are newly issued shares purchased directly from the Company. For the year 2008 and 2007, respectively, 76,246 shares and 47,000 shares were issued under this Plan. As a result of the termination of the cash dividends and the restrictions on the resumption of cash dividends, it is not expected that any shares will be issued under this plan in the near future.

        Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2008, subject to prior approval by the Maryland Commissioner of Financial Regulation, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

        The Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the

Company may pay in the future. In 1985, the Federal Reserve Board issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve Board expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company's financial health, such as by borrowing. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC. Refer to above discussion on conditions precedent to resuming the payment of the cash common stock dividend.

        Issuer Repurchase of Common Stock.    No shares of the Company's Common Stock were repurchased by or on behalf of the Company during 2008 or 2007.

        Internet Access To Company Documents.    The Company provides access to its SEC filings through its web site at www.eaglebankcorp.com by linking to the SEC's web site. After accessing the web site, the filings are available upon selecting "Investor Relations SEC Filings." Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC.

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)	1,029,067	$13.01	497,080	(3)
Equity compensation plans not approved by security holders	0	0	0

Total	1,029,067	$13.01	497,080

(1)
Consists of the Company's 1998 Stock Option Plan, 2006 Stock Plan and the 2004 Employee Stock Purchase Plan. Outstanding options, warrants and rights includes nominal number of shares subject to awards of SARS and shares subject to unvested performance based restricted stock awards. For additional information, see Note 13 to the Consolidated Financial Statements.

(2)
The 2004 Employee Stock Purcahse Plan expired on December 31, 2008. As such, no further awards may be granted under that plan.

(3)
Shares include 359,335 available for issuance under the 2006 Stock Option Plan and 137,745 under the Employee Stock Purchase Plan.

        Stock Price Performance.    The following table compares the cumulative total return on a hypothetical investment of $100 in the Company's common stock on December 31, 2003 through December 31, 2008, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period, including reinvestment of dividends.

Total Return Performance

	December 31,
	2003	2004	2005	2006	2007	2008
Eagle Bancorp, Inc.	$100.00	$116.02	$172.36	$170.54	$120.53	$63.69
Nasdaq Stock Market Index—(U.S. Companies)	$100.00	$108.59	$110.08	$120.56	$132.39	$78.72
Nasdaq Bank Index	$100.00	$110.99	$106.18	$117.87	$91.85	$69.88

REPORT OF STEGMAN & COMPANY
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Stockholders of Eagle Bancorp, Inc.

        We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Eagle Bancorp Inc.'s. internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2009 expressed an unqualified opinion.

/s/ Stegman & Company

Stegman & Company
Baltimore, Maryland
March 12, 2009

EAGLE BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2008	December 31, 2007
Assets
Cash and due from banks	$27,157	$15,408
Federal funds sold	191	244
Interest bearing deposits with banks and other short-term investments	2,489	4,490
Investment securities available for sale, at fair value	169,079	87,117
Loans held for sale	2,718	2,177
Loans	1,265,640	716,677
Less allowance for credit losses	(18,403)	(8,037)

Loans, net	1,247,237	708,640
Premises and equipment, net	9,666	6,701
Deferred income taxes	11,106	3,597
Bank owned life insurance	12,450	11,984
Accrued interest, taxes and other assets	14,734	6,042

Total Assets	$1,496,827	$846,400

Liabilities and Stockholders' Equity Liabilities
Deposits:
Noninterest bearing demand	$223,580	$142,477
Interest bearing transaction	54,801	54,090
Savings and money market	271,791	177,081
Time, $100,000 or more	249,516	173,586
Other time	329,692	83,702

Total deposits	1,129,380	630,936
Customer repurchase agreements and federal funds purchased	98,802	76,408
Other short-term borrowings	55,000	22,000
Long-term borrowings	62,150	30,000
Other liabilities	9,124	5,890

Total liabilities	1,354,456	765,234

Stockholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 38,235 and 0, respectively, discount of $1,892 and $0, respectively, net	36,312	—
Common stock, par value $.01; shares authorized 50,000,000, shares issued and outstanding 12,714,355 and 9,721,315, respectively	127	97
Warrants	1,892	—
Additional paid in capital	76,822	52,290
Retained earnings	24,866	28,195
Accumulated other comprehensive income	2,352	584

Total stockholders' equity	142,371	81,166

Total Liabilities and Stockholders' Equity	$1,496,827	$846,400

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

Years Ended December 31,

(dollars in thousands, except per share data)

	2008	2007	2006
Interest Income
Interest and fees on loans	$59,901	$51,931	$45,814
Taxable interest and dividends on investment securities	5,459	4,177	3,277
Interest on balances with other banks and short-term investments	98	293	212
Interest on federal funds sold	199	676	1,015

Total interest income	65,657	57,077	50,318

Interest Expense
Interest on deposits	19,543	19,810	15,603
Interest on customer repurchase agreements and federal funds purchased	1,406	1,887	1,199
Interest on short-term borrowings	399	611	639
Interest on long-term borrowings	2,328	1,421	439

Total interest expense	23,676	23,729	17,880

Net Interest Income	41,981	33,348	32,438
Provision for Credit Losses	3,979	1,643	1,745

Net Interest Income After Provision For Credit Losses	38,002	31,705	30,693

Noninterest Income
Service charges on deposits	2,410	1,491	1,386
Gain on sale of loans	426	1,036	1,114
Gain on sale of investment securities	2	6	124
Increase in the cash surrender value of bank owned life insurance	466	455	406
Income from subordinated financing	—	1,252	—
Other income	1,062	946	816

Total noninterest income	4,366	5,186	3,846

Noninterest Expense
Salaries and employee benefits	16,728	14,167	12,230
Premises and equipment expenses	5,424	4,829	3,835
Marketing and advertising	1,054	465	587
Data processing	1,622	1,231	1,236
Legal, accounting and professional fees	1,054	611	801
FDIC insurance and regulatory assessments	718	508	128
Other expenses	4,217	3,110	3,007

Total noninterest expense	30,817	24,921	21,824

Income Before Income Tax Expense	11,551	11,970	12,715
Income Tax Expense	4,123	4,269	4,690

Net Income	7,428	7,701	8,025
Preferred Stock Dividends and Discount Accretion	177	—	—

Net Income Available to Common Shareholders	$7,251	$7,701	$8,025

Earnings Per Common Share
Basic	$0.63	$0.73	$0.77
Diluted	$0.62	$0.71	$0.74
Dividends Declared Per Common Share	$0.11	$0.22	$0.21

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Stockholders' Equity

For The Years Ended December 31, 2008, 2007 and 2006

(dollars in thousands)

	Preferred Stock	Warrants	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance January 1, 2006	$—	$—	$72	$48,594	$16,918	$(620)	$64,964
Comprehensive Income
Net Income					8,025		8,025
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						442	442
Less: reclassification adjustment for gains net of taxes of $49 included in net income						(75)	(75)

Total Comprehensive Income						367	8,392
Cash Dividends ($0.21 per share)					(2,147)		(2,147)
Stock-based compensation				345			345
1.3 to one stock split in the form of a 30% common stock dividend			22	(22)			—
Cash paid in lieu of fractional shares				(5)			(5)
Exercise of options for 137,999 shares of common stock			1	935			936
Tax benefit on non-qualified options exercise				431			431

Balance December 31, 2006	—	—	95	50,278	22,796	(253)	72,916
Comprehensive Income
Net Income					7,701		7,701
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						841	841
Less: reclassification adjustment for gains net of taxes of $2 included in net income						(4)	(4)

Total Comprehensive Income						837	8,538
Cash Dividends ($0.22 per share)					(2,302)		(2,302)
Stock-based compensation				224			224
Shares issued under dividend reinvestment plan—47,000 shares			—	689			689
Exercise of options for 196,251 shares of common stock			2	1,080			1,082
Tax benefit on non-qualified options exercise				19			19

Balance December 31, 2007	—	—	97	52,290	28,195	584	81,166
Comprehensive Income
Net Income					7,428		7,428
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						1,769	1,769
Less: reclassification adjustment for gains net of taxes of $1 included in net income						(1)	(1)

Total Comprehensive Income						1,768	9,196
Shares issued to effect merger with Fidelity 1,638,031 shares, net of issuance costs of $96			16	13,037			13,053
Net tangible asset value of Fidelity & Trust assets acquired				181			181
Cash Dividends ($0.11 per share)					(1,178)		(1,178)
Preferred shares and warrants issued, net of issuance costs	36,312	1,892					38,204
Shares issued under dividend reinvestment plan—76,246 shares			1	806			807
10% common stock dividend			12	9,567	(9,579)		—
Cash paid in lieu of fractional shares				(6)			(6)
Stock-based compensation				311			311
Exercise of options for 126,827 shares of common stock			1	441			442
Tax benefit on non-qualified options exercise				195			195

Balance December 31, 2008	$36,312	$1,892	$127	$76,822	$24,866	$2,352	$142,371

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

(dollars in thousands)

	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$7,428	$7,701	$8,025
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in deferred income taxes	(1,643)	(868)	(647)
Provision for credit losses	3,979	1,643	1,745
Depreciation and amortization	1,613	1,347	1,196
Gains on sale of loans	(426)	(1,036)	(1,114)
Origination of loans held for sale	(29,071)	(52,455)	(59,966)
Proceeds from sale of loans held for sale	28,956	53,471	61,847
Gain on sale of investment securities	(2)	(6)	(124)
Net increase in surrender value of Bank-owned life insurance	(466)	(455)	(406)
Stock-based compensation expense	311	224	345
Excess tax benefit from stock-based compensation	(195)	(19)	(431)
(Increase) decrease in other assets	(19,579)	119	(1,857)
Increase (decrease) in other liabilities	2,163	1,953	(1,869)

Net cash (used in) provided by operating activities	(6,932)	11,619	6,744

Cash Flows From Investing Activities:
Decrease in interest bearing deposits—other banks	2,001	365	6,376
Purchases of available for sale investment securities	(67,785)	(33,696)	(48,632)
Proceeds from maturities of available for sale securities	20,399	9,784	20,979
Proceeds from sale / call of available for sale securities	64,830	29,326	5,277
Net increase in loans	(191,577)	(91,882)	(76,918)
Net cash received in acquisition	10,885	—	—
Bank premises and equipment acquired	(1,422)	(1,094)	(2,376)

Net cash used in investing activities	(162,669)	(87,197)	(95,294)

Cash Flows From Financing Activities:
Increase in deposits	111,708	2,421	59,622
(Decrease) increase in customer repurchase agreements and Fed Funds	(29,878)	38,344	5,925
Increase in other short-term borrowings	28,847	14,000	8,000
Increase in long-term borrowings	32,150	8,000	22,000
Issuance of preferred stock and warrants	38,204	—	—
Issuance of common stock	1,249	1,771	936
Excess tax benefit from stock-based compensation	195	19	431
Payment of dividends and payment in lieu of fractional shares	(1,178)	(2,302)	(2,152)

Net cash provided by financing activities	181,297	62,253	94,762

Net Increase (Decrease) in Cash	11,696	(13,325)	6,212
Cash and Cash Equivalents at Beginning of Year	15,652	28,977	22,765

Cash and Cash Equivalents at End of Year	$27,348	$15,652	$28,977

Supplemental Cash Flows Information:
Interest paid	$22,380	$23,640	$16,906

Income taxes paid	$6,088	$4,052	$4,751

Stock issued for acquisition of Fidelity	$13,330	$—	$—

Non-Cash Financing Activities
Reclassification of borrowings from long-term to short-term	$—	$22,000	$—
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$909	$—	$257

See notes to consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006:

Note 1—Significant Accounting Policies

        The consolidated financial statements include the accounts of Eagle Bancorp, Inc. (the "Company") and its subsidiaries, EagleBank (the "Bank") and Eagle Commercial Ventures LLC ("ECV") with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company's books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2008. The following is a summary of the more significant accounting policies.

Nature of Operations

        The Company, through EagleBank, its bank subsidiary (the "Bank"), conducts a full service community banking business, primarily in Montgomery County, Maryland, Washington, D.C. and Fairfax County in Northern Virginia. On August 31, 2008, the Company completed the acquisition of Fidelity & Trust Financial Corporation ("Fidelity") and Fidelity & Trust Bank ("F&T Bank"). Refer to Note 18 for a full description of this transaction. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan's origination. The Bank offers its products and services (following completion of the merger) through thirteen banking offices and various electronic capabilities, including remote deposit services introduced in 2006. Eagle Commercial Ventures, LLC ("ECV"), a direct subsidiary of the Company provides subordinated financing for the acquisition, development and construction of real estate projects, where the primary financing is provided by the Bank. Prior to the formation of ECV, the Company engaged directly in occasional subordinated financing transactions, which involve higher levels of risk, together with commensurate returns. Refer to—Higher Risk Lending—Revenue Recognition below.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 1—Significant Accounting Policies (Continued)

instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations.

        The Company's current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2008 or 2007. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis and which unamortized amount is included in other assets. This asset is being amortized on a straight line basis (with adjustment for prepayments) as an offset of servicing fees collected and is included in other noninterest income. Also, please refer to the discussion under the caption, "Intangible Assets" within Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion.

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

Investment Securities

        The Company has no securities classified as trading, nor are any investment securities classified as held-to-maturity. Marketable equity securities and debt securities not classified as held-to-maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses being reported as accumulated other comprehensive income, a separate component of stockholders' equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Declines in the fair value of individual available-for-sale securities below their cost that are other than temporary in nature result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in management's intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 1—Significant Accounting Policies (Continued)

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

Higher Risk Lending—Revenue Recognition

        The Company has occasionally made higher risk acquisition, development, and construction (ADC) loans that entail higher risks than ADC loans made following normal underwriting practices ("higher risk loan transactions"). These higher risk loan transactions are currently made through the Company's subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee ("AcSEC") guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC's guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2008 (although normal interest income was recorded) and has one higher risk lending transaction outstanding as of December 31, 2008 amounting to $1.8 million and $1.9 million as of December 31, 2007.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 1—Significant Accounting Policies (Continued)

Allowance for Credit Losses

        The allowance for credit losses represents an amount which, in management's judgment, is adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level of allowance. Among the factors considered in evaluating the adequacy of the allowance for credit losses are lending risks associated with growth and entry into new markets, loss allocations for specific credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Allowances for impaired loans are generally determined based on collateral values. Loans or any portion thereof deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The allowance for credit losses consists of allocated and unallocated components.

        The components of the allowance for credit losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss may be incurred. For potential problem credits for which specific allowance amounts have not been determined, the Company establishes allowances according to the application of credit risk factors. These factors are set by management and approved by the appropriate Board Committee to reflect its assessment of the relative level of risk inherent in each risk grade. A third component of the allowance computation, termed a nonspecific or environmental factors allowance, is based upon management's evaluation of various environmental conditions that are not directly measured in the determination of either the specific allowance or formula allowance. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of outside review consultants, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Executive management reviews these environmental conditions quarterly, and documents the rationale for all changes.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 1—Significant Accounting Policies (Continued)

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

Other Real Estate Owned (OREO)

        Assets acquired through loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated selling costs when acquired, establishing a new cost basis. The new basis is supported by recent appraisals. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions or review by regulatory examiners. OREO is included in accrued interest, taxes and other assets in the accompanying Consolidated Balance Sheets and totaled $909 thousand and $0 at December 31, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets are subject to impairment testing at least annually, or when events or changes in circumstances indicate the assets might be impaired. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.

Marketing and Advertising

        Marketing and advertising costs are generally expensed as incurred.

Income Taxes

        The Company employs the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" in the first quarter of 2007. The Company utilizes statutory requirements for its income tax accounting, and

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 1—Significant Accounting Policies (Continued)

avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company's tax reserves. In accordance with SFAS No.109, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain.

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

Stock-Based Compensation

        Effective January 2006, in accordance with a new accounting standard (SFAS 123R), the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value (computed at the date of option grant) of any outstanding fixed stock option grants which vest subsequent to December 31, 2005. Compensation expense on variable stock option grants (i.e. performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 13 for a description of stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 1—Significant Accounting Policies (Continued)

New Accounting Pronouncements

Recent Accounting Pronouncements Adopted

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123R and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of the Company.

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

        In December 2007, the SEC issued Staff Accounting Bulletin No. 110 ("SAB No. 110"), Certain Assumptions Used in Valuation Methods, which extends the use of the "simplified" method, under certain circumstances, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R. Prior to SAB No. 110, SAB No. 107 stated that the simplified method was only available for grants made up to December 31, 2007. The Company continues to use the simplified method in developing an estimate of the expected term of stock options.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). This Statement identifies the sources for generally accepted accounting principles (GAAP) in the U.S. and lists the categories in descending order. An entity should follow the highest category of GAAP applicable for each of its accounting transactions. The adoption did not have a material effect on the Company's consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Effective

        In December 2007, the FASB issued SFAS 141(R), "Business Combinations (Revised 2007) ("SFAS 141R"). SFAS 141R replaces SFAS 141, "Business Combinations," and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 1—Significant Accounting Policies (Continued)

estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, "Accounting for Contingencies." SFAS 141R is expected to have a significant impact on the Company's accounting for business combinations closing on or after January 1, 2009.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 is intended to enhance the current disclosure framework previously required for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to include how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and their impact on an entity's financial positions, results of operations, and cash flows. This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. While the Company does not currently utilize derivative instruments, it is currently evaluating the impact of this new standard on its financial position, results of operations and cash flows.

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 clarifies how Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises," applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS 163 also requires expanded disclosers about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company does not have any guarantee insurance contracts, and therefore, we do not expect that SFAS 163 will have a material impact on our consolidated financial positions, results of operations or cash flows.

        In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities" (FSP-EITF 03-6-1"). Under FASP-EITF 03-6-1, unvested share-based payment awards that contain

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 1—Significant Accounting Policies (Continued)

non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. We are currently evaluating the impact, if any, that FSP-EITF 03-6-1 may have on our consolidation financial positions, results of operations or cash flows.

        In December 2008, the FASB issued FASB Staff Position ("FSP") FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosers by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, are finalized and approved by the Board. The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors' continuing involvement with transferred financial assets. It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This pronouncement is related to disclosures only and will not have an impact on our consolidated financial position, results of operations or cash flows.

Note 2—Cash and Due from Banks

        Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2008, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held. Additionally, the Bank maintained interest bearing balances with the Federal Home Loan Bank and noninterest bearing balances with nine domestic correspondents as compensation for services they provide to the Bank.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 3—Investment Securities Available-for-Sale

        The amortized cost and estimated fair values of investments available for sale at December 31, 2008 and 2007 are as follows:

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$71,837	$2,197	$5	$74,029
Mortgage backed securities—GSEs	77,242	2,559	31	79,770
Municipal bonds	5,061	—	353	4,708
Federal Reserve and Federal Home Loan Bank stock	9,599	—	—	9,599
Other equity investments	1,396	—	423	973

	$165,135	$4,756	$812	$169,079

December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$50,428	$885	$18	$51,295
Mortgage backed securities—GSEs	29,218	220	135	29,303
Municipal bonds	357	—	6	351
Federal Reserve and Federal Home Loan Bank stock	4,870	—	—	4,870
Other equity investments	1,278	20	—	1,298

	$86,151	$1,125	$159	$87,117

        The acquisitions of Fidelity consummated as of August 31, 2008 contributed approximately $100 million of balances to the investment portfolio.

        Ninety seven percent (97%) of the bonds reflected in the above table (the debt instruments) are rated AAA. The remaining three percent (3%) of the bonds represent municipal bonds which have a rating of AA; both ratings represent high investment grade issues. The debt instruments have a net unrealized gain representing 2.8% of amortized cost. The debt instruments have a weighted average duration of 1.6 years, and low credit risk The gross unrealized loss on other equity investments represents a preferred stock of a local banking company owned by the Company (parent only), and traded on an exchange. All preferred dividends have been paid timely. The estimated fair value is determined by quoted prices, if available. If quoted prices are not available, fair value measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The unrealized gross losses that exist on the debt and equity securities are the result of market changes in interest rates since the original purchase and widening interest rate spreads on debt and preferred stock issues that surfaced during 2008. These factors coupled with the fact that the Company has both the intent and ability to hold these investments for the period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary. In addition, at December 31, 2008, the Company held $9.6 million in equity securities in Federal Reserve Bank ("FRB") and Federal Home Loan Bank of Atlanta ("FHLB") stocks which are held for regulatory purposes and are not marketable.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 3—Investment Securities Available-for-Sale (Continued)

        Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2008 and 2007 are as follows:

December 31, 2008	Estimated Fair Value	Less than 12 months	More than 12 months	Gross Unrealized Losses
(dollars in thousands)
U. S. Government agency securities	$4,480	$5	$—	$5
Mortgage backed securities—GSEs	7,715	31	—	31
Municipal bonds	4,707	353	—	353
Other equity investments	576	423	—	423

	$17,478	$812	$—	$812

December 31, 2007	Estimated Fair Value	Less than 12 months	More than 12 months	Gross Unrealized Losses
(dollars in thousands)
U. S. Government agency securities	$5,982	$—	$18	$18
Mortgage backed securities—GSEs	11,032	6	129	135
Municipal bonds	351	6	—	6

	$17,365	$12	$147	$159

        The amortized cost and estimated fair values of investments available-for-sale at December 31, 2008 and 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2008		2007
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Amounts maturing:
One year or less	$2,014	$2,011	$7,999	$7,985
After one year through five years	34,805	35,632	20,898	21,310
After five years through ten years	35,018	36,386	21,531	22,000
Mortgage backed securities—GSEs	77,242	79,770	29,218	29,303
Municipal bonds—maturing after ten years	5,061	4,708	357	351
FRB, FHLB and other equity securities	10,995	10,572	6,148	6,168

	$165,135	$169,079	$86,151	$87,117

        Realized gains on sales of investment securities were $54 thousand and realized losses on sales of investment securities were $52 thousand in 2008. Realized gains on sales of investment securities were $49 thousand and realized losses on sales of investment securities were $43 thousand in 2007. Realized gains on sales of investment securities were $195 thousand and realized losses on sales of investment securities were $71 thousand in 2006.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006:

Note 3—Investment Securities Available-for-Sale (Continued)

        Proceeds from sales and calls of investment securities in 2008 were $64.8 million, in 2007 were $29.3 million, and in 2006 were $5.3 million.

        At December 31, 2008, $113.5 million (fair value) of securities were pledged as collateral for certain government deposits, and securities sold under agreement to repurchase. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government agency securities, exceeded ten percent of stockholders' equity at December 31, 2008 or 2007.

Note 4—Loans and Allowance for Credit Losses

        The Bank makes loans to customers primarily in the Washington, D.C. metropolitan statistical area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets. The acquisitions of Fidelity consummated as of August 31, 2008 contributed approximately $360 million of balances to the loan portfolio and approximately $7.5 million to the allowance for loan losses.

        Loans, net of unamortized net deferred fees, at December 31, 2008 and 2007 are summarized by type as follows:

(dollars in thousands)	2008	2007
Commercial	$334,999	$149,332
Real estate—commercial(1)	549,069	392,757
Real estate—residential mortgage	9,757	2,160
Construction—commercial & residential(1)	283,020	110,115
Home equity	80,295	57,515
Other consumer	8,500	4,798

Total loans	1,265,640	716,677
Less: Allowance for Credit Losses	(18,403)	(8,037)

Loans net	$1,247,237	$708,640

    (1)
    Includes loans for land acquisition and owner occupied properties

        Unamortized net deferred fees amounted to $1.8 million and $1.5 million at December 31, 2008 and 2007, respectively, of which $550 thousand and $509 thousand, respectively at December 31, 2008 and 2007 represented net deferred costs on home equity loans.

        As of December 31, 2008 and 2007, the Bank serviced $23.1 million and $25.8 million, respectively, of SBA loans participations which are not reflected as loan balances on the on the Consolidated Balance Sheet.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

        Activity in the allowance for credit losses for the past three years is shown below.

(dollars in thousands)	2008	2007	2006
Balance at beginning of year	$8,037	$7,373	$5,985
Provision for credit losses	3,979	1,643	1,745
Acquired allowance—Fidelity	7,510	—	—
Loan charge-offs	(1,217)	(1,031)	(389)
Loan recoveries	94	52	32

Balance at end of year	$18,403	$8,037	$7,373

        Information regarding impaired loans at December 31, 2008 and 2007 is as follows:

(dollars in thousands)	2008	2007
Impaired loans with a valuation allowance	$2,810	$348
Impaired loans without a valuation allowance	22,647	4,975

Total impaired loans	$25,457	$5,323

Allowance for credit losses related to impaired loans	$1,165	$220
Allowance for credit losses related to other than impaired loans	17,238	7,817

Total allowance for credit losses	$18,403	$8,037

Average impaired loans for the year	$17,353	$2,903
Interest income on impaired loans recognized on a cash basis	$406	$75

        At December 31, 2008, the nonperforming loans acquired from Fidelity have a carrying value of $10.7 million and an unpaid principal balance of $20.1 million and were evaluated separately in accordance with generally accepted accounting principles contained in SOP 03-3. That accounting resulted in the remaining contract amounts on various impaired loans being recorded at an estimated fair value with any excess being charged-off or treated as a non-accretable discount. This factor associated with impaired loans acquired, was the most significant reason for the increase in impaired loans without a valuation allowance at December 31, 2008 in the table above as compared to 2007. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts recorded at the date of acquisition.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 5—Premises and Equipment

        Premises and equipment include the following at December 31:

(dollars in thousands)	2008	2007
Leasehold improvements	$8,468	$5,738
Furniture and equipment	8,810	7,507
Less accumulated depreciation and amortization	(7,612)	(6,544)

Total premises and equipment, net	$9,666	$6,701

        The Company leases banking and office space in twenty two locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 10 years and provide for one or more five year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $3.4 million in 2008, $2.7 million in 2007, and $1.9 million in 2006. At December 31, 2008, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows. The Company subleases two leased premises and has recorded $293 thousand and $63 thousand respectively, as a reduction of rent expense during 2008 and 2007:

(dollars in thousands)
Years ending December 31:
2009	$3,933
2010	4,167
2011	3,720
2012	3,433
2013	3,133
Thereafter	8,473

Total minimum lease payments	$26,859

Note 6—Intangible Assets

        Intangible assets are included in the Consolidated Balance Sheets as a component of accrued interest, taxes and other assets.

(dollars in thousands)	Goodwill(1)	Core Deposit Intangible Assets(2)	Excess Servicing(3)	Total
Gross carrying amount	$—	$—	$236	$236
Purchase price adjustment	—	—	—	—
Acquired during the year	105	2,305	54	2,464
Accumulated amortization	—	(62)	(105)	(167)

Net carrying amount	$105	$2,243	$185	$2,533

Weighted average remaining life (in years)		9.8	1.9

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 6—Intangible Assets (Continued)

        Future estimated annual amortization expense is presented below:

(dollars in thousands)
2009	$290
2010	265
2011	185
2012	217
2013	358
Thereafter	1,113

    (1)
    The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity of approximately $360 thousand. Based on allowable adjustments through December 31, 2008, the unidentifiable intangible (goodwill) amounted to approximately $105 thousand.

    (2)
    In connection with the Fidelity acquisition, the Company made an allocation of the purchase price to a core deposit intangible which was determined by independent evaluation and is included in accrued interest, taxes and other assets on the Consolidated Balance Sheets. The initial amount was $2.3 million, which is being amortized over 6.44 years as a component of other noninterest expenses. The amount amortized in 2008 was $62 thousand and the unamortized amount at December 31, 2008 was $2.2 million.

    (3)
    The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization are made to arrive at the initial recorded value, which is included in other assets.

Note 7—Deposits

        The following table provides information regarding the Bank's deposit composition at December 31 for the years indicated and shows the average rate being paid on the interest bearing deposits in December of each year. The acquisitions of Fidelity consummated as of August 31, 2008 contributed approximately $385 million of balances to the deposit portfolio.

	2008		2007		2006
(dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$223,580	—	$142,477	—	$139,917	—
Interest bearing transaction	54,801	0.25%	54,090	0.73%	66,596	0.44%
Savings and money market	271,791	1.79%	177,081	2.96%	159,778	3.74%
Time, $100,000 or more	249,516	3.21%	173,586	4.63%	158,495	4.81%
Other time	329,692	3.27%	83,702	5.66%	103,729	5.20%

Total	$1,129,380		$630,936		$628,515

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 7—Deposits (Continued)

        The remaining maturity of time deposits at December 31, 2008 and 2007 are as follows:

(dollars in thousands)	2008	2007
Three months or less	$172,826	$82,289
More than three months through six months	242,264	89,737
More than six months through twelve months	115,280	78,870
Over twelve months	48,838	6,392

Total	$579,208	$257,288

        Interest expense on deposits for the years ended December 31, 2008, 2007 and 2006 is as follows:

(dollars in thousands)	2008	2007	2006
Interest bearing transaction	$306	$305	$204
Savings and money market	4,212	6,044	5,174
Time, $100,000 or more	7,672	7,973	6,469
Other time	7,353	5,488	3,756

Total	$19,543	$19,810	$15,603

Note 8—Borrowings

        Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2008		2007		2006
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Federal funds purchased and securities sold under agreement to repurchase	$98,802	1.73%	$76,408	4.45%	$38,064	4.32%
Federal Home Loan Bank—current portion	55,000	0.70%	22,000	4.44%	8,000	5.44%

Total	$153,802		$98,408		$46,064

Average for the Year:
Federal funds purchased and securities sold under agreement to repurchase	$68,696	2.05%	$44,992	4.19%	$32,968	3.64%
Federal Home Loan Bank—current portion	15,577	2.56%	11,093	5.51%	12,596	5.07%
Maximum Month-end Balance:
Federal funds purchased and securities sold under agreement to repurchase	$104,243	1.92%	$76,408	4.45%	$45,974	5.56%
Federal Home Loan Bank—current portion	55,000	0.70%	30,000	5.44%	18,000	5.02%
Long-term:
At Year-End:
Federal Home Loan Bank	$50,000	3.56%	$30,000	4.40%	$22,000	5.44%
Subordinated Debentures	12,150	10.00%	—	0%	—	0%
United Bank Line of Credit	—	0%	—	0%	—	0%

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 8—Borrowings (Continued)

	2008		2007		2006
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Average for the Year:
Federal Home Loan Bank	$46,202	3.84%	$29,033	4.89%	$7,888	5.57%
Subordinated Debentures	4,187	10.00%	—	0%	—	0%
United Bank Line of Credit	3,361	4.39%	—	0%	—	0%
Maximum Month-end Balance:
Federal Home Loan Bank	$50,000	3.56%	$45,000	4.57%	$22,000	5.44%
Subordinated Debentures	12,150	10.00%	—	0%	—	0%
United Bank Line of Credit	18,000	3.75%	—	0%	—	0%

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

        The Bank has commitments from correspondent banks under which it can purchase up to $75 million in federal funds on an unsecured basis. Additionally, the Bank can take collateralized advances from the FHLB. Based on collateral at the FHLB at December 31, 2008, the Bank had borrowings limits of $145 million against which it had $105 million outstanding.

        On August 11, 2008, the Company entered into a Loan Agreement and related Stock Security Agreement and Promissory Note (the "credit facility") with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $20 million for working capital purposes, to finance capital contributions to the Bank and ECV. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25%. Interest is payable on a monthly basis. The term of the credit facility expires on August 31, 2010. At any time, provided no event of default exists, the Company may term out repayment of the outstanding principal balance of the credit facility over a five year term, based on a ten year straight line amortization.

        The credit facility contains certain customary representations, warranties, covenants and events of default, including the following financial covenants: (1) maintaining an allowance for loan losses of not less than 55% of nonperforming assets (as calculated in the Loan Agreement); (2) maintaining the Bank's Tier 1 Capital Leverage Ratio, Total Risk Based Capital Ratio and Tier 1 Risk Based Capital Ratio as "well capitalized"; (3) maintaining the Company's Tier 1 Capital Leverage Ratio, Total Risk Based Capital Ratio and Tier 1 Risk Based Capital Ratio as "adequately capitalized" as defined for purposes of Section 38 of the FDI Act; (4) maintaining the Company's and Bank's consolidated nonperforming assets at less than 18% of primary equity capital, as defined; (5) maintaining consolidated net income (exclusive of extraordinary and nonrecurring items) to average total assets for the Company and Bank at not less than 0.50%; and (6) maintaining a ratio of investment in bank subsidiary to consolidated equity less goodwill of not more than 125% as of any fiscal quarter end. Upon the occurrence of any event of default (as defined in the Loan Agreement) which is continuing, Lender shall have the right to declare the amount owed under the credit facility to be immediately due and payable. The Company did not pay a commitment fee in connection with closing of this facility. This new credit facility replaces a prior $15 million line of credit facility which expired in July 2008. At December 31, 2008, there were no borrowings outstanding under this

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 8—Borrowings (Continued)

United Bank credit facility. The Company was in compliance with all covenants under this credit facility at December 31, 2008.

        On August 28, 2008 the Company accepted subscriptions for and sold an aggregate of $12.15 million of subordinated notes (the "Notes"), on a private placement basis, to seven parties, all of whom are directors of the Company or the Bank. The Notes, which qualify as Tier 2 capital for regulatory purposes, to the extent permitted, were issued in connection with an effort to meet regulatory requirements for the consummation of the acquisition of Fidelity. The capital treatment of the Notes will be phased out during the last 5 years of the Notes' term, at a rate of 20% of the original principal amount per year.

        The Notes bear interest, payable on the first day of each month, commencing in October 2008, at a fixed rate of 10.0% per year. The Notes have a term of approximately six years, and have a maturity of September 30, 2014.

Note 9—Preferred Stock and Warrants

        On December 5, 2008, the Company entered into and consummated a Letter Agreement (the "Purchase Agreement") with the United States Department of the Treasury (the "Treasury"), pursuant to which the Company issued 38,235 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock'), having a liquidation amount per share equal to $1,000, for a total purchase price of $38,235,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. As a result of legislative changes during 2009, and subject to the issuance of implementing regulations and consultation with the Company's and Bank's federal regulators, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is non-voting, except in limited circumstances. Prior to the third anniversary of issuance, unless the Company has redeemed all of the Series A Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

        In connection with the purchase of the Series A Preferred Stock, the Treasury was issued a warrant (the "Warrant") to purchase 770,867 shares of the Company's common stock at an initial exercise price of $7.44 per share. The Warrant provides for the adjustment of the exercise price and the number of shares of the common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock (or securities exercisable or exchangeable for, or convertible into, common stock) at or below 90% of the market price of the common stock on the trading day prior to the date of the agreement on pricing such securities. The Warrants expires ten years from the date of issuance. The number of share of common stock issuable pursuant to the Warrant will be reduced by one-half if, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $38,235,000 from "qualified equity offerings" announced after October 13, 2008. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 10—Income Taxes

        Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2008	2007	2006
Current federal income tax	$5,052	$4,456	$4,447
Current state income tax	714	681	890

Total current	5,766	5,137	5,337

Deferred federal income tax benefit	(1,418)	(742)	(566)
Deferred state income tax benefit	(225)	(126)	(81)

Total deferred	(1,643)	(868)	(647)

Total income tax expense	$4,123	$4,269	$4,690

Temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Gross deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, is presented below for the years ended December 31:

	2008	2007	2006
Deferred tax assets:
Allowance for credit losses	$7,440	$3,251	$2,831
Deferred loan fees and costs	746	664	489
Unrealized loss on securities available for sale	—	—	167
Share-based compensation	185	53	34
Provision for vacation	2	39	—
Net operating loss	4,778	—	—
Deferred rent	278	106	64
Other	172	—	—

Total deferred tax assets	13,601	4,113	3,585

Deferred tax liabilities:
Unrealized gain on securities available for sale	(1,594)	(382)	—
Excess servicing	(74)	(95)	(101)
Intangible assets	(755)	—	—
Premises and equipment	(72)	(39)	(206)

Total deferred tax liabilities	(2,495)	(516)	(307)

Net deferred income tax account	$11,106	$3,597	$3,278

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 10—Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 follows:

	2008	2007	2006
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	2.75	3.02	4.13
Tax exempt interest and dividend income	(3.48)	(2.70)	(2.15)
Share-based compensation expense (FAS 123R)	0.95	0.52	0.67
Other	0.47	(0.17)	(0.77)

Effective tax rates	35.69%	35.67%	36.88%

        As a result of the issuance of the Series A Preferred Stock to the Treasury, the Company is required to comply with certain restrictions on executive compensation included in the Emergency Economic Stabilization Act of 2008 (the "EESA"). Certain of these provisions could limit the tax deductibility of compensation the Company pays to its executive officers.

Note 11—Net Income per Common Share

        The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2008	2007	2006
Basic:
Net income allocable to common stockholders	$7,251	$7,701	$8,025

Average common shares outstanding	11,557	10,531	10,373

Basic net income per common share	$0.63	$0.73	$0.77

Diluted:
Net income allocable to common stockholders	$7,251	$7,701	$8,025

Average common shares outstanding	11,557	10,531	10,373
Adjustment for common share equivalents	135	319	460

Average common shares outstanding—diluted	11,692	10,850	10,833

Diluted net income per common share	$0.62	$0.71	$0.74

    Per share amounts and the number of outstanding shares have been adjusted to give effect to the 10% common stock dividend paid on October 1, 2008

        There were 1,682,274 common shares equivalents, 184,482 common shares equivalents and 11,837 common shares equivalents at December 31, 2008, 2007 and 2006, respectively that were excluded from the diluted net income per common share computation because their effects were anti-dilutive.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 12—Related Party Transactions

        Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2008 and 2007.

(dollars in thousands)	2008	2007
Balance at January 1	$18,203	$12,921
Additions	15,991	6,011
Repayments	(9,547)	(729)

Balance at December 31	$24,647	$18,203

        A significant portion of the additions in 2008 in the table above were due to the acquisition of Fidelity consummated as of August 31, 2008 which resulted in the addition of four directors to the Board of Directors of the Bank.

        On August 28, 2008, the Company sold an aggregate of $12.15 million of subordinated notes (the "Notes"), on a private placement basis, to seven parties, all of whom are currently directors of the Company or the Bank. Refer to Note 8 of Notes to Consolidated Financial Statements for further description of the terms of the Notes.

        The Bank leases certain office space, at a current monthly base rental of $46,716, excluding certain pass through expenses, from limited liability companies in which a trust for the benefit of an executive officer's children has an 85% interest in one instance and a 51% interest in another.

        The Bank has obtained certain deposits through title company clients in which a director of the Bank has a direct interest and for which a broker fee of 0.50% of average deposits is paid monthly in arrears. During 2008, approximately $110 thousand in broker fees was paid.

Note 13—Stock-Based Compensation

        The following discussion and summary of changes in shares under option have been adjusted to give effect to the 10% common stock dividend paid on October 1, 2008.

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

        The Company adopted the 2006 Plan upon approval by shareholders at the 2006 Annual Meeting held on May 25, 2006. The Plan provides for the issuance of awards of incentive options, nonqualifying options, restricted stock and stock appreciation rights with respect to up to 715,000 shares. The purpose of the 2006 Plan is to advance the interests of the Company by providing directors and selected employees of the Bank, the Company, and their affiliates with the opportunity to acquire shares of common stock, through awards of options, restricted stock and stock appreciation rights.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 13—Stock-Based Compensation (Continued)

        The Company also maintained the 2004 Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, a total of 278,850 shares of common stock, were reserved for issuance to eligible employees at a price equal to at least 85% of the fair market value of the shares of common stock on the date of grant. Grants each year expire no later than the last business day of January in the calendar year following the year in which the grant is made. No grants have been made under this plan in 2008. The ESPP expired on December 31, 2008 and no further grants may be made under this plan.

        The Company believes that awards under all plans better align the interests of its employees and directors with those of its shareholders.

        In January 2008, the Company awarded options to purchase 87,230 shares to employees and 37,400 shares to certain Directors under the 2006 Plan which have a five-year term and vest in three substantially equal installments on the date of grant, and the first and second anniversaries of the date of grant.

        In January 2008, the Company awarded options to purchase 51,150 shares to six senior officers under the 2006 Plan which have a ten-year term. Of the total shares awarded, 23,650 vest in three substantially equal installments on the date of grant, and the first and second anniversaries of the date of grant. The remaining 27,500 shares awarded vest over a four-year period beginning on the fifth anniversary date of the grant. In April 2008, the Company awarded options to purchase 1,100 shares to an employee under the 2006 Plan which have a five-year term and vest in three substantially equal installments on the first, second and third anniversaries of the date of grant.

        On August 31, 2008, in accordance with the definitive agreement with Fidelity, the Company assumed the Fidelity 2004 Long Term Incentive Plan and 2005 Long Term Incentive Plan, and the 503,570 outstanding options to purchase Fidelity common stock were converted into options to acquire 215,585 shares of Company common stock. The options are fully vested and have terms ranging from two to one-hundred-ten months, and exercise prices ranging from $23.35 to $26.85 per share.

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

        In December 2008, the Company awarded options to purchase 1,500 shares to an employee under the 2006 Plan which have a five-year term and vest in four substantially equal installments on the first, second, third and fourth anniversaries of the date of grant.

        The fair value of each option grant and other equity based award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the twelve months ended December 31, 2008, 2007 and 2006.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 13—Stock-Based Compensation (Continued)

        Below is a summary of changes in shares under option (split adjusted) for the twelve months ended December 31, 2008. The information excludes restricted stock unit awards.

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
As of 1/1/2008
Outstanding	828,242	$9.18	—	$2.98	—
Vested	694,855	7.91	—	2.86	—
Nonvested	133,387	15.78	—	3.57	—

Period Activity
Issued	429,715	$18.17	—	$1.30	—
Exercised	139,493	3.17	—	1.40	—
Forfeited	14,712	13.23	—	2.53	—
Expired	74,685	18.59	—	1.93	—

As of 12/31/2008
Outstanding	1,029,067	$13.01	4.48	$2.57	$242,283
Vested	794,181	13.02	4.32	2.40	242,283
Nonvested	234,886	12.96	5.01	3.15	—

 Outstanding:

Range of Exercise Prices	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
$2.98–$8.10	245,535	$5.33	2.71
$8.11–$11.07	250,675	10.25	5.44
$11.08–$15.43	253,118	13.01	4.56
$15.44–$26.86	279,739	22.21	5.08

	1,029,067	13.01	4.48

 Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Weighted-Average Exercise Price
$2.98–$8.10	222,189	$5.05
$8.11–$11.07	248,674	10.25
$11.08–$15.43	69,768	12.91
$15.44–$26.86	253,550	22.75

	794,181	13.02

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 13—Stock-Based Compensation (Continued)

Assumptions:

	Year Ended 2008	Year Ended 2007	Year Ended 2006
Expected Volatility	23.7%–78.5%	18.5%–24.4%	21.4%–24.1%
Weighted-Average Volatility	35.47%	20.12%	23.41%
Expected Dividends	0.8%	1.4%	1.3%
Expected Term (In years)	0.1–9.0	3.1–4.0	2.5–3.4
Risk-Free Rate	2.54%	4.73%	4.76%
Weighted-Average Fair Value (Grant date)	$1.30	$4.40	$3.80
Total intrinsic value of options exercised:				$880,366
Total fair value of shares vested:				$291,377
Weighted-average period over which nonvested awards are expected to be recognized:				1.35 years

        The expected lives are based on the "simplified" method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

        Included in salaries and employee benefits the Company recognized $79 thousand ($0.01 per common share) and $311 thousand ($0.02 per common share) in stock-based compensation expense for the quarter and year ended December 31, 2008 as compared to $45 thousand ($0.00 per common share) and $224 thousand ($0.02 per common share) for the same period in 2007. As of December 31, 2008 there was $552 thousand of total unrecognized compensation cost related to non-vested equity awards under the Company's various stock-based compensation plans. The $552 thousand of unrecognized compensation expense is being amortized over the remaining requisite service (vesting) periods through 2015.

Note 14—Employee Benefit Plans

        The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula. For years 2008, 2007 and 2006, respectively, the Company recognized $341 thousand, $277 thousand, and $221 thousand in expense. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

Note 15—Financial Instruments with Off-Balance Sheet Risk

        Various commitments to extend credit are made in the normal course of banking business. Letters of credit are also issued for the benefit of customers. These commitments are subject to loan underwriting standards and geographic boundaries consistent with the Company's loans outstanding.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 15—Financial Instruments with Off-Balance Sheet Risk (Continued)

expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        Loan commitments outstanding and lines and letters of credit at December 31, 2008 and 2007 are as follows:

(dollars in thousands)	2008	2007
Loan commitments	$54,531	$85,859
Unused lines of credit	182,455	130,998
Letters of credit	16,794	8,519

        Because most of the Company's business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, and, as such, its performance will be influenced by the economy of the region.

        The Bank maintains a reserve for unfunded commitments which amounted to $40 thousand at December 31, 2008 and $5 thousand at December 31, 2007. These amounts are included in other liabilities. Increases and decreases to the reserve are a component of other expenses.

Note 16—Litigation

        In the normal course of its business, the Company is involved in litigation arising from banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition, operating results or liquidity.

Note 17—Regulatory Matters

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and Bank met all capital adequacy requirements to which they are subject.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 17—Regulatory Matters (Continued)

        The actual capital amounts and ratios for the Company and Bank as of December 31, 2008 and 2007 are presented in the table below:

	Company		Bank			To Be Well Capitalized Under Prompt Corrective Action Provisions* Ratio
					For Capital Adequacy Purposes Ratio
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of December 31, 2008
Total capital (to risk weighted assets)	$162,285	11.93%	$141,735	10.46%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	133,109	9.78%	124,778	9.21%	4.0%	6.0%
Tier 1 capital (to average assets)	133,109	9.22%	124,778	8.69%	3.0%	5.0%
As of December 31, 2007
Total capital (to risk weighted assets)	$88,619	11.21%	$82,032	10.47%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	80,582	10.20%	74,025	9.45%	4.0%	6.0%
Tier 1 capital (to average assets)	80,582	9.46%	74,025	8.77%	3.0%	5.0%

*
Applies to Bank only

        Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At December 31, 2008, subject to prior approval by the Maryland Commissioner of Financial Regulation, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Note 18—Acquisition

        Effective August 31, 2008, the Company consummated the acquisition of Fidelity &Trust Financial Corporation ("Fidelity"), pursuant to which its subsidiary, Fidelity & Trust Bank ("F&T Bank") was merged into the Bank, with the Bank being the surviving entity.

        The transaction was accounted for as an acquisition by the Company of Fidelity using the purchase method of accounting (SFAS No. 141) and accordingly, the assets and liabilities of Fidelity were recorded at their respective fair values on the date of acquisition. The acquisition added approximately $360 million in loans, $100 million in investments, $385 million in deposits, $47 million in customer repurchase agreements and $13 million in equity capital to the Company. An outstanding loan from the Bank to Fidelity of $12.9 million was paid-off and eliminated in the acquisition transaction. Identified intangibles related to core deposits were recorded for $2.3 million, which is being amortized over approximately a seven year average life. The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity of approximately $360 thousand. Based on allowable adjustments through December 31, 2008, the unidentifiable intangible (goodwill) amounted to approximately $105 thousand at December 31, 2008.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 18—Acquisition (Continued)

        Additionally, in connection with the transaction, the Company recorded a reserve included in other liabilities. This reserve which was a price adjustment in the transaction related to potential costs or liabilities, if any, arising out of an outstanding regulatory inquiry regarding Home Mortgage Disclosure Act submitted data of the Fidelity & Trust Mortgage, Inc., formerly a subsidiary of F&T Bank.

        In accordance with the provision of SFAS No. 141, the income and expenses of Fidelity are included in the consolidated results of operations for periods subsequent to the acquisition only, which were the four months starting with September 1, 2008 through December 31, 2008.

        As a result of the acquisition, the Company has aggregate assets of approximately $1.5 billion, and loans and deposits each in excess of $1.1 billion. Subsequent to the acquisition, the bank had fifteen branches in the Washington, DC metropolitan area, including nine in Montgomery County, Maryland, five in the District of Columbia and one in Fairfax County, Virginia. The Company has closed two branches as a part of the planned integration, both in Montgomery County, Maryland.

        The acquisition was structured as a stock-for-stock exchange, under which Fidelity's shareholders received 0.3894 shares of Company common stock for each share of Fidelity common stock owned. Based upon the final average closing stock price for the Company of $8.0284 per share and the final conversion ratio of 0.3894 shares, the aggregate value of the transaction was approximately $13.1 million, or $3.13 per share of Fidelity common stock. The Company issued 1,638,031 new shares to the Fidelity shareholders, which amounted to approximately 14% of pro forma shares outstanding. Options to purchase 503,570 shares of Fidelity common stock were converted into options to purchase 215,585 shares of Company common stock (adjusted for the 10% stock dividend paid October 1, 2008). No value was attributed to these option shares based on the remaining option terms as evaluated under the Black Scholes model.

        The following unaudited pro forma condensed consolidated financial information reflects the results of operations of the Company for the year ended December 31, 2008 and 2007 as if the transaction had occurred at the beginning of the period presented. These pro forma results are not necessarily indicative of what the Company's results of operations would have been had the acquisition actually taken place at the beginning of each period presented.

	Year Ended December 31, 2008
(dollars in thousands)	Eagle Bancorp, Inc.	Fidelity & Trust Financial Corp.	Pro Forma Adjustments	Pro Forma Consolidated
Net interest income	$41,981	$8,869	$1,398	$52,248
Net income (loss) from continuing operations	7,428	(7,512)	1,039	955
Loss from discontinued operations	—	(1,494)	—	(1,494)
Diluted income (loss) per common share from continuing operations	0.62	(1.79)	(0.40)	0.06
Diluted net income (loss) per common share	0.62	(2.14)	(0.40)	(0.05)

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 18—Acquisition (Continued)

	Year Ended December 31, 2007
(dollars in thousands)	Eagle Bancorp, Inc.	Fidelity & Trust Financial Corp.	Pro Forma Adjustments	Pro Forma Consolidated
Net interest income	$33,348	$15,594	$1,273	$50,215
Net income from continuing operations	7,701	920	914	9,535
Loss from discontinued operations	—	(15,855)	—	(15,855)
Diluted income (loss) per common share from continuing operations	0.71	0.22	(0.35)	0.83
Diluted net income (loss) per common share	0.71	(3.16)	(0.35)	(0.41)

        Refer to "Acquisition Completed" section on page 5 and "Business" section on page 84 for further information on this transaction.

Note 19—Fair Value Measurements

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

Investment Securities Available for Sale

        Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 19—Fair Value Measurements (Continued)

Loans

        The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan," (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2008, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

        The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Investment securities available for sale	$169,079	$755	$168,106	$218	$—	$—

        The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

	Three Months Ended December 31, 2008	Twelve Months Ended December 31, 2008
Level 3 securites available for sale, beginning of period	$218	$—
Transfers into Level 3	—	218
Unrealized gains (losses) included in other comprehensive income	—	—

Level 3 securites available for sale, end of period	$218	$218

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 19—Fair Value Measurements (Continued)

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

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Loans	$25,457	$—	$23,809	$1,648	$—	$—
Other real estate owned	$909	$—	$909	$—	$—	$—

Note 20—Fair Value of Financial Instruments

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

        Loans net of unearned interest: For variable rate loans that re-price on a scheduled basis, fair values are based on carrying values. The fair value of the remaining loans are estimated by discounting the

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 20—Fair Value of Financial Instruments (Continued)

estimated future cash flows using the current interest rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term.

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

        The estimated fair values of the Company's financial instruments at December 31, 2008 and 2007 are as follows:

	2008		2007
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$27,157	$27,157	$15,408	$15,408
Interest bearing deposits with other banks	2,489	2,489	4,490	4,490
Federal funds sold	191	191	244	244
Investment securities	169,079	169,079	87,117	87,117
Loans held for sale	2,718	2,718	2,177	2,177
Loans	1,265,640	1,261,301	716,677	711,119
Other earning assets	12,450	12,450	11,984	11,984
Liabilities:
Noninterest bearing deposits	223,580	223,580	142,477	142,477
Interest bearing deposits	905,800	911,257	488,459	488,617
Borrowings	215,952	218,758	128,408	129,411

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 21—Quarterly Results of Operations (unaudited)

        The following table reports quarterly results of operations (unaudited) for 2008, 2007 and 2006:

	2008
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$20,904	$16,744	$13,995	$14,014
Total interest expense	7,680	5,829	4,753	5,414
Net interest income	13,224	10,915	9,242	8,600
Provision for credit losses	1,450	995	814	720
Net interest income after provision for credit losses	11,774	9,920	8,428	7,880
Noninterest income	1,261	1,195	970	940
Noninterest expense	10,507	7,570	6,532	6,208
Net income before income tax expenses	2,528	3,545	2,866	2,612
Income tax expense	867	1,284	1,011	961

Net income	$1,661	$2,261	$1,855	$1,651

Income per common share
Basic, per common share(1)(2)	$0.12	$0.20	$0.17	$0.15
Diluted, per common share(1)(2)	0.12	0.19	0.17	0.15
Dividend declared per common share	—	—	0.0545	0.0545

	2007
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$14,879	$14,355	$14,107	$13,736
Total interest expense	6,036	6,017	5,909	5,767
Net interest income	8,843	8,338	8,198	7,969
Provision for credit losses	883	421	36	303
Net interest income after provision for credit losses	7,960	7,917	8,162	7,666
Noninterest income	1,960	1,032	1,196	998
Noninterest expense	6,468	6,173	6,231	6,049
Net income before income tax expenses	3,452	2,776	3,127	2,615
Income tax expense	1,166	1,021	1,149	933

Net income	$2,286	$1,755	$1,978	$1,682

Income per common share
Basic, per common share(2)	$0.22	$0.16	$0.19	$0.16
Diluted, per common share(2)	0.21	0.16	0.18	0.15
Dividend declared per common share	0.0545	0.0545	0.0545	0.0545

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 21—Quarterly Results of Operations (unaudited) (Continued)

	2006
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$13,848	$13,033	$12,213	$11,224
Total interest expense	5,466	4,818	4,216	3,380
Net interest income	8,382	8,215	7,997	7,844
Provision for credit losses	327	711	592	115
Net interest income after provision for credit losses	8,055	7,504	7,405	7,729
Noninterest income	945	1,216	845	840
Noninterest expense	5,743	5,696	5,162	5,223
Net income before income tax expenses	3,257	3,024	3,088	3,346
Income tax expense	1,105	1,124	1,098	1,363

Net income	$2,152	$1,900	$1,990	$1,983

Income per common share
Basic, per common share(2)	$0.21	$0.18	$0.19	$0.19
Diluted, per common share(2)	0.20	0.17	0.18	0.18
Dividend declared per common share	0.05	0.05	0.05	0.05

(1)
Earnings per weighted average common share, basic and diluted, for the three months ended December 31, 2008 reflects the accrual of $177 thousand of dividends on the preferred stock issued on December 5, 2008 pursuant to the Capital Purchase Program.

(2)
Earnings per share are calculated on a quarterly basis and may not be additive to the year-to-date amount. Income per share has been adjusted for a 10% common stock dividend paid October 1, 2008 and the 1.3 for 1 common stock split in the form of a 30% common stock dividend paid in July 2006.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 22—Parent Company Financial Information

        Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheets
December 31, 2008 and 2007
(dollars in thousands)

	2008	2007
Assets:
Cash	$15,376	$77
Cash equivalents	1,352	3,830
Investment securities available for sale	855	1,298
Investment in subsidiaries	136,173	76,456
Other assets	913	213

Total assets	$154,669	$81,874

Liabilities:
Accounts payable	$—	$72
Other liabilities	148	636
Long-term borrowings	12,150	—

Total liabilities	12,298	708

Stockholders' Equity:
Preferred stock	36,312	—
Common stock	127	97
Warrants	1,892	—
Additional paid in capital	76,822	52,290
Retained earnings	24,866	28,195
Accumulated other comprehensive	2,352	584

Total stockholders' equity	142,371	81,166

Total Liabilities and Stockholders' Equity	$154,669	$81,874

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 22—Parent Company Financial Information (Continued)

Condensed Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands)

	2008	2007	2006
Income:
Other interest and dividends	$146	$301	$446
Income from subordinated financing	—	1,252	—
Gain on sale of investment securities	—	—	195

Total Income	146	1,553	641

Expenses:
Interest expense	573	—	—
Legal and professional	85	118	101
Directors' fees	101	91	82
Other	493	405	369

Total Expenses	1,252	614	552

Provision for Credit Losses	—	—	(19)

(Loss) Income Before Income Tax (Benefit) Expense and Equity in Undistributed Income of Subsidiaries	(1,106)	939	108
Income Tax (Benefit) Expense	(456)	341	(8)

(Loss) Income Before Equity in Undistributed Income of Subsidiaries	(650)	598	116
Equity in Undistributed Income of Subsidiaries	8,078	7,103	7,909

Net Income	7,428	7,701	8,025
Preferred Stock Dividends and Discount Accretion	177	—	—

Net Income Available to Common Shareholders	$7,251	$7,701	$8,025

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2008, 2007 and 2006: (Continued)

Note 22—Parent Company Financial Information (Continued)

Condensed Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006
(dollars in thousands)

	2008	2007	2006
Cash Flows From Operating Activities:
Net Income	$7,428	$7,701	$8,025
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	—	—	(19)
Gain on sale of investment securities	—	—	(195)
Equity in undistributed income of subsidiary	(8,078)	(7,103)	(7,909)
Excess tax benefit on stock-based compensation	(195)	(19)	(431)
(Increase) decrease in other assets	(700)	346	20
(Decrease) increase in other liabilities	(558)	703	396

Net cash (used in) provided by operating activities	(2,103)	1,628	(113)

Cash Flows From Investing Activities:
Net decrease in loans	—	—	1,716
Purchase of available for sale investment securities	—	—	(101)
Proceeds from maturity and sales of available for sale investment securities	—	—	484
Investment in subsidiary (net)	(35,696)	(1,756)	(1,771)

Net cash (used in) provided by investing activities	(35,696)	(1,756)	328

Cash Flows From Financing Activities:
Issuance of preferred stock and warrants	38,204	—	—
Issuance of common stock	1,249	1,771	936
Dividends paid	(1,178)	(2,302)	(2,152)
Increase in long-term borrowings	12,150	—	—
Excess tax benefit on stock-based compensation	195	19	431

Net cash provided by (used in) financing activities	50,620	(512)	(785)

Net Increase (Decrease) in Cash	12,821	(640)	(570)
Cash and Cash Equivalents at Beginning of Year	3,907	4,547	5,117

Cash and Cash Equivalents at End of Year	$16,728	$3,907	$4,547

BUSINESS

        Eagle Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for a Maryland chartered commercial bank. The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. EagleBank (the "Bank"), a Maryland chartered commercial bank which is a member of the Federal Reserve System, the Company's principal operating subsidiary, was chartered as a bank and commenced banking operations on July 20, 1998. The Bank operates from seven Montgomery County offices located in Rockville (3), Bethesda, Silver Spring (2) and Chevy Chase, Maryland, five locations in the District of Columbia and one Virginia office located in Tysons Corner. The Bank seeks additional banking offices consistent with its strategic plan, although there can be no assurance that the Bank will establish any additional offices, or that any branch office will prove to be profitable. In July 2006, the Company formed Eagle Commercial Ventures, LLC as a direct subsidiary to provide subordinated financing for the acquisition, development and construction of real estate projects, the primary financing for which would be provided by the Bank.

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

        Acquisition.    Effective August 31, 2008, the Company consummated the acquisition of Fidelity & Trust Financial Corporation ("Fidelity"), pursuant to which its subsidiary, Fidelity & Trust Bank ("F&T Bank") was merged into the Bank, with the Bank being the surviving entity.

        The transaction was accounted for as an acquisition by the Company of Fidelity using the purchase method of accounting (SFAS No. 141) and accordingly, the assets and liabilities of Fidelity were recorded at their respective fair values on the date of acquisition. The acquisition added approximately $360 million in loans, $100 million in investments, $385 million in deposits, $47 million in customer repurchase agreements and $13 million in equity capital to the Company. An outstanding loan from the Bank to Fidelity of $12.9 million was paid-off and eliminated in the acquisition transaction. Identified intangibles related to core deposits were recorded for $2.3 million, which is being amortized over a 6.33 year economic life and an initial unidentified intangible (for goodwill) was recorded for approximately $360 thousand. Additionally, in connection with the transaction, the Company recorded a reserve included in Other Liabilities. This reserve which was a price adjustment in the transaction related to potential costs or liabilities, if any, arising out of an outstanding regulatory inquiry regarding Home Mortgage Disclosure Act submitted data of the F&T Mortgage, formerly a subsidiary of F&T Bank.

        In accordance with the provision of SFAS No. 141, the income and expenses of Fidelity are included in the consolidated results of operations for periods subsequent to the acquisition. The earnings of Fidelity operations are included in the Company's results in 2008 for the four months ended December 31, 2008, the period subsequent to consummation.

        As a result of the acquisition, the Company has aggregate assets of approximately $1.5 billion, loans and deposits in excess of $1.1 billion. The Bank currently has thirteen branches in the Washington, DC metropolitan area, including nine in Montgomery County, Maryland, five in the District of Columbia and one in Fairfax County, Virginia. The Company closed two branches as a part of the integration, both in Montgomery County, Maryland.

        The acquisition was structured as a stock-for-stock exchange, under which Fidelity's shareholders received 0.3894 shares of Company common stock for each share of Fidelity common stock owned. Based upon the final average closing stock price for the Company of $8.0284 per share and the final conversion ratio of 0.3894 shares, the aggregate value of the transaction was approximately $13.1 million, or $3.13 per share of Fidelity common stock. The Company issued 1,638,031 new shares to the Fidelity shareholders, which amounted to approximately 14% of pro forma shares outstanding. Options to purchase 503,570 shares of Fidelity common stock were converted into options to purchase 215,585 shares of Company common stock (adjusted for the 10% stock dividend paid October 1, 2008) No value was attributed to these option shares based on the remaining option terms as evaluated under the Black Scholes model.

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

        The Bank has developed a loan portfolio consisting primarily of traditional business and real estate secured loans with a substantial portion being variable rates, where the cash flow of the borrower/borrower's business is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of five to ten years. Consumer loans are made on the traditional installment basis for a variety of purposes. The Bank has developed significant expertise and commitment as a Small Business Administration ("SBA").

        All new business customers are screened to determine, in advance, their credit qualifications and history. This practice permits the Bank to respond quickly to credit requests as they arise.

        In general, the Bank offers the following credit services:

  •
  Commercial loans for business purposes including working capital, equipment purchases, real estate, lines of credit, and government contract financing. Asset based lending and accounts receivable financing are available on a selective basis.

  •
  Real estate loans, including construction loan financing, for business and investment purposes.

  •
  Business equipment financing.

  •
  Traditional general purpose consumer installment loans including automobile and personal loans. In addition, the Bank offers personal lines of credit.

  •
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

        Refer to Critical Accounting Policies on page 5; and Allowance for Credit Losses on page 21 for further discussion of credit risk management policies and practices.

        The composition of the Bank's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. At December 31, 2008, real estate commercial, real estate residential and real estate construction combined represented 66% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as drops in real estate values, changes in cash flow and general economic conditions. The Bank typically requires a loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Bank is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 26% of the loan portfolio at December 31, 2008 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 5% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans and the Section 7A lending program in particular, are subject to a maximum loan size established by the SBA.

        Approximately 7% of the loan portfolio at December 31, 2008 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        At January 31, 2009, the Bank had a legal lending limit of $22.5 million. Due to legal lending limitations, the Bank occasionally participates portions of credits to other area banks. The Bank has also participated loans to the Company until such time as the Bank could accommodate the participation within its legal limit or the loan could be participated to another lender. No loan participations to the Company are outstanding at December 31, 2008. The ability of the Company to assist the Bank with these credits has expanded the flexibility and service the Bank can offer its customers.

        From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, Eagle Commercial Ventures, LLC. ("ECV"), which under its operating agreement conducts lending only to real estate projects where the Company's directors or lending officers have significant expertise. Such loans, which are made to finance projects which are also financed at the Bank level, may have higher risk characteristics than loans made by the Bank, such as lower priority interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loans transactions carry a standard rate of current interest, but also earn additional interest based on a percentage of the profits of the underlying project. This additional interest is recognized upon full repayment of the underlying loan and substantial completion of the project. For one such higher risk transaction, the underlying loan was fully paid at the end of 2006 and provided significant additional interest/revenue to the Company in 2007. This was reflected as other income in the Company's 2007 financial reports. Refer to the discussion under "Management's Discussion and Analysis—Noninterest Income" on page 14 and "Loan Portfolio" on page 19, for further information on the Company's and ECV's higher risk lending activities. In the Management's Discussion and Analysis, these higher risk lending activities are occasionally referred to as subordinated financing transactions or activities.

        The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Bank's marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those attendant to loans to larger companies. The management and director committees of the Bank carefully evaluate all loan applications and attempt to minimize credit risk exposure by use of extensive loan application data, due diligence, and approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.

        The Bank originates residential mortgage loans primarily as a correspondent lender. With only rare exceptions, the loans are registered with one of the designated investors at the time of application with intentions of immediate sale to that investor on a servicing released basis. This activity is managed by utilizing the available pricing, programs and lock periods which produce market gains on the sale of the loan. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its investors, it also employs the services of a contract underwriter which has been approved by the designated investors. Because the loans are originated with investor guidelines, designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods that may vary from 90 days up to one year. In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is major non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default repurchase period is approximately twelve months after sale of the loan to the investor. To date, no such repurchases have been made. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. In certain instances, the Bank may provide equity loans (second position financing) in combination with residential first mortgage lending for purchase money and refinancing purposes. The Bank also brokers loan transactions with two investors, where the Bank refers, but does not underwrite and does not close the loan transaction. In this situation the Bank has no recourse liability for the loan.

        The general terms and underwriting standards for each type of commercial real estate and construction loan are incorporated into the Bank's lending policies. These policies are analyzed periodically by management, and the policies are reviewed and approved by the Board on an annual basis. The Bank's loan policies and practices described in this report are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, by the appropriate officer or committee, in accordance with the Bank's loan policies. Policy standards are often stated in mandatory terms, such as "shall" or "must", but these provisions are subject to exceptions. Policy requirements that value not exceed a percentage of "market value" or "fair value" are based upon appraisals or evaluations obtained in the ordinary course of the Bank's underwriting practices.

        Loans are secured primarily by duly recorded First Deeds of Trust. In some cases, the Bank may accept a recorded second trust position. In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate a satisfactory financial condition. Additionally, an equity contribution toward the project is customarily required.

        Construction loans require that the financial condition and experience of the general contractor and major subcontractors be satisfactory to the Bank. Guaranteed, fixed price contracts are required whenever appropriate, along with payment and performance bonds or completion bonds for larger scale projects.

        Loans intended for residential land acquisition, lot development and construction are made on the premise that the land: 1) is or will be developed for building sites for residential structures, and; 2) will ultimately be utilized for construction or improvement of residential zoned real properties, including the creation of housing. Residential development and construction loans will finance projects such as single family subdivisions, planned unit developments (PUDs), townhouses, condominiums. Residential land acquisition, development and construction loans generally are underwritten with a maximum term of 36 months, including extensions approved at origination.

        Commercial land acquisition and construction loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner user commercial properties. Borrowers are generally required to put equity into each project at levels determined by the appropriate Loan Committee. Commercial land acquisition and construction loans generally are underwritten with a maximum term of 24 months.

        Loan-to-value ("LTV") ratios, with few exceptions, are maintained consistent with or below Supervisory Guidelines.

        All construction draw requests must be presented in writing on American Institute of Architects (AIA) documents and certified by the contractor, the borrower and the borrower's architect. Each draw request shall also include the borrower's soft cost breakdown certified by borrower or it's Chief Financial Officer. Prior to an advance, EagleBank or a contractor of EagleBank inspects the project to determine that the work has been completed, to justify the draw requisition.

        Commercial permanent loans are secured by improved real property which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The debt service coverage ratio is ordinarily at least 1.15:1. As part of the underwriting process, debt service coverage ratios are stress tested assuming a 200 basis point increase in interest rates from their current levels.

        Commercial permanent loans generally are underwritten with a term shall not be greater than 10 years or the remaining useful life of the property whichever is lower. The preferred term is between 5 to 7 years, with amortization to a maximum of 25 years.

        Personal guarantees are generally received from the principals, and only in instances where the loan-to-value is sufficiently low and the debt service is sufficiently high is consideration be given to either limiting or not requiring personal recourse.

        Updated appraisals for real estate secured loans are obtained as necessary and appropriate to borrower financial condition, project status, loan terms, and market conditions.

        The Company's loan portfolio includes loans made for real estate Acquisition, Development and Construction ("ADC") purposes, including both investment and owner occupied projects. Loans for land acquisition and development amounted to $80.1 million at December 31, 2008. The majority of the ADC portfolio, both speculative and non speculative, includes loan funded interest reserves. ADC loans containing loan funded interest reserves represent approximately 20% of the outstanding loan portfolio at December 31, 2008. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

        Despite the softening economy and real estate markets in general, to date the Company has not experienced any issues with increased vacancy rates or lower rents for income producing properties financed. However, the construction loan portfolio has felt the impact of a softer market and slower absorption. The slower turn of projects has impacted the liquidity of borrowers and guarantors. As a result the Company has increased allocation factors for the ALLL for the real estate loan portfolio. This increase has had an impact on the provision expense which results in marginal decrease in net income. Management carefully reviews the Bank's portfolio and general economic and market conditions on a regular basis and will continue to adjust both the specific and environmental reserve factors as necessary.

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

RISK FACTORS

        An investment in our common stock involves various risks. The following is a summary of the material risks identified by us as affecting our business. You should carefully consider the risk factors listed below, as well as other cautionary statements made in this Annual Report on Form 10-K, and risks and uncertainties which we may identify in our other reports and documents filed with the Securities and Exchange Commission or other public announcements. These risk factors may cause our future earnings to be lower or our financial condition to be less favorable than we expect. In addition, other risks of which we are not aware, which relate to the banking and financial services industries in general, or which we do not believe are material, may cause earnings to be lower, or hurt our future financial condition. You should read this section together with the other information in this Annual Report on Form 10-K.

         Our results of operations, financial condition and the value of our shares may be adversely affected if we are not able to maintain our historical growth rate.

        Since opening for business in 1998, our asset level has increased rapidly, including a 77% increase in 2008. Over the past five years (2004-2008), our net income has increased at an average annual rate of 18%, with a decline in net income of 4% in 2008. We may not be able to achieve comparable results in future years. As our asset size and earnings increase, it may become more difficult to achieve high rates of increase in assets and earnings. Additionally, it may become more difficult to achieve continued improvements in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced. Declines in the rate of growth of income or assets or deposits, and increases in operating expenses or nonperforming assets may have an adverse impact on the value of the common stock.

         We may not be able to successfully manage continued growth.

        We intend to seek further growth in the level of our assets and deposits and the number of our branches, both within our existing footprint and possibly to expand our footprint in the Maryland and Virginia suburbs of Washington D.C., and in the District of Columbia. We may not be able to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and our efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock.

         We may fail to realize the cost savings we estimate from the acquisition of Fidelity, and may not be successful in integrating the operations of Fidelity.

        The success of the Fidelity acquisition will depend, in part, on our ability to realize the estimated cost savings and revenue enhancements from combining the businesses of the Company and Fidelity. While we believe that these cost savings and revenue enhancement estimates are achievable, it is possible that the potential cost savings and revenue enhancements could turn out to be more difficult to achieve than we anticipated. Our estimates also depend on our ability to combine the businesses of the Company and Fidelity in a manner that permits those cost savings and revenue enhancements to be realized. Our ability to realize increases in revenue will depend, in part, on out ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services. If our estimates turn out to be incorrect or we are not able to successfully combine our two companies, the anticipated cost savings and increased revenues may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. As with any combination of banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits from our banks. Customers may not readily accept changes to their banking arrangements that we make as part of or following the integration of Fidelity.

         The costs and effects related to the legacy mortgage operations of F&T Mortgage may be greater or more expensive than we anticipated, which could have an adverse impact on the results of operations, shareholder returns and financial condition of Eagle following the merger, and on the market price for Eagle common stock.

        Until September 2007, F&T Mortgage, a wholly owned subsidiary of F&T Bank, originated mortgages for sale into the secondary market. While many of these mortgages were conforming mortgages sold to the quasi-governmental mortgage agencies, or guaranteed under Federal programs, others were nonconforming or "exotic" loans, including no documentation and low documentation loans whose borrowers had credit scores which were above the credit scores which define subprime loans (otherwise referred to as ALT-A mortgage loans). Negative amortization loans constituted a negligible percentage of the loans originated. F&T Mortgage did not originate subprime loans. Under the terms of the agreements under which substantially all of these loans were sold, F&T Mortgage is required to repurchase loans which defaulted early, or which breached the F&T Mortgage representations and warranties in the loan sale agreements at the time the loan closed. Though all early default periods have expired, the liability for breaches of representations and warranties exists until the loan is paid off Although F&T Mortgage has had limited requests to repurchase loans for representations and warranties breaches, it is not possible to predict with accuracy the extent to which it may receive such requests in the future. Although we believe that there are significant arguments that the Company and the Bank would not be legally obligated to effect most such repurchases on behalf of F&T Mortgage, these arguments may not be successful, or the expense and effort of defending against, or settling litigation relating to, such requests may be much greater than anticipated. Additionally, F&T Mortgage is the subject of an inquiry by the Federal Reserve Bank of Richmond regarding Home Mortgage Disclosure Act submitted data, initiated prior to the acquisition. While the Company has established a reserve for potential liabilities and expenses with respect to this inquiry, and believes that resolution of this matter will not have a material affect on the Company, the Company could incur additional expenses or liabilities in excess of the amounts reserved.

         Our concentrations of loans may create a greater risk of loan defaults and losses.

        A substantial portion of our loans are secured by real estate in the Washington, D.C. metropolitan area, and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2008, 74% of our loans were secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $288 million, or 31% were construction and land development loans. An additional 25% of portfolio loans were commercial and industrial loans which are not secured by real estate. These categories of loans generally have a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayments of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced. Under guidance from the banking agencies, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain, and to employ greater risk management efforts, as a result of our real estate concentrations.

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

        Additionally, through ECV, we provide subordinated financing for the acquisition, development and construction of real estate or other projects, the primary financing for which would be provided by the Bank. These subordinated financings and the business of ECV will generally entail a higher risk profile (including lower priority and higher loan to value ratios) than loans made by the Bank. A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income of the Company may be more volatile from period to period, based on the status of such projects. The Company may not be able to successfully operate or manage the business of providing higher loan to value financing.

         Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance for loan losses.

        Historically, we have enjoyed a relatively low level of nonperforming assets and net charge-offs, both in absolute dollars, as a percentage of loans and as compared to many of our peer institutions. As a result of this historical experience, we have incurred a relatively lower loan loss provision expense, which has positively impacted our earnings. However, experience in the banking industry indicates that a portion of our loans will become delinquent, that some of our loans may only be partially repaid or may never be repaid and we may experience other losses for reasons beyond our control. Despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans, (2) the concentration of higher risk loans, such as commercial real estate, construction and commercial and industrial loans, (3) the relative lack of seasoning of certain of our loans, and (4) our lack of experience with the significant volume of loans acquired from Fidelity. As a result, we may not be able to maintain our relatively low levels of nonperforming assets and charge-offs. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

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

        As we grow, we will have to maintain our regulatory capital levels at or above the required minimum levels. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected, through borrowing, additional issuances of debt or equity securities, or otherwise. If we do not have continued access to sufficient capital, we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing shareholders.

         We may not be able to successfully compete with others for business.

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

         Turmoil in the financial markets may make it more difficult for the Bank to meet its liquidity needs.

        During 2008 and continuing in to 2009, financial markets have experienced unprecedented pressure associated with the declining value of residential real estate, and deleveraging by investors in mortgage related securities. This has resulted in a sharp decline in the value of home mortgage loans and securities that derive their value from such loans. Many commercial banks have faced large write downs of their loan and investment portfolios, resulting in large losses, repeated over a number of quarters, declining stock prices, significant capital issuances, bank failures, and loss of confidence in the safety of the banking system. In several well-publicized cases, this loss of confidence has led to large rapid withdrawals and the failure, or federally assisted mergers, of prominent financial institutions.

        The Bank positions itself in the marketplace as a business bank. It does not (and did not) originate low quality home loans for sale, and invests only in high quality mortgage-backed securities and as such has not experienced many of the issues facing other institutions. Nevertheless, the turmoil in the financial markets has caused many depositors to seek safety in government securities, resulting in liquidity challenges for all banks. Should turmoil in the markets continue, the Bank may be forced to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced net interest income. If conditions worsen significantly, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Bank being placed into receivership.

         Trading in the common stock has been light. As a result, shareholders may not be able to quickly and easily sell their common stock.

        Although our common stock is listed for trading on the NASDAQ Capital Market and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been limited, averaging approximately 5,600 shares per day over the year ended December 31, 2008, and a more active and liquid market for the common stock may not develop, or if one develops, it may not be sustainable. As a result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

         Directors and officers of Eagle Bancorp own approximately 22.4% of the outstanding common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of the Company. The results of the vote may be contrary to the desires or interests of the public shareholders.

        Directors and executive officers and their affiliates own approximately 22.4% of the outstanding shares of common stock, and combined with directors of EagleBank, are believed to own approximately 25.6% of the currently outstanding common stock, excluding in each case shares which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.

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

        We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2008, our cumulative net asset sensitive twelve month gap position was 2% of total assets and as such we expect that the decline in projected net interest income over a twelve month period resulting from a 100 basis point increase in rates would be approximately 3%. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our noninterest income, as a result of reduced demand for residential mortgage loans, which we make on a pre-sold basis.

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

        Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. At December 31, 2008, 20% of our deposits were noninterest bearing demand deposits.

        The requirement that the Bank commence paying deposit insurance premiums in 2007 also adversely affected our results of operations. Prior to 2007, we were never required to pay any deposit insurance premiums. Future payments of deposit insurance premiums may have an adverse effect on our earnings. The FDIC has adopted rules providing for a substantial increase in deposit premiums, including an up to 20 basis point special assessment. We may not be able to adjust our deposit pricing to fully reflect these additional costs. These changes or other legislative or regulatory developments could have a significant negative effect on our net interest income, net income, net interest margin, return on assets and return on equity.

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

         Government regulation will significantly affect the Bank's business, and may result in higher costs and lower shareholder returns.

        The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. The Company and Bank are regulated and supervised by the Maryland Department of Financial Regulation, the Federal Reserve Board and the FDIC. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

         The Company is subject to additional uncertainties, and potential additional regulatory or compliance burdens, as a result of its participation it the Capital Purchase Program.

        The Company accepted an investment of $38.235 million from the Treasury under the Capital Purchase Program. The Purchase Agreement executed by the Company (and all other participating institutions) and Treasury, provides that Treasury may unilaterally amend the agreement to the extent required to comply with any changes after the execution in applicable federal statutes. As a result of this provision, the Treasury and Congress may impose additional requirements or restrictions on the Company and the Bank in respect of reporting, compliance, corporate governance, executive or employee compensation, dividend payments, stock repurchases, lending or other business practices, capital requirements or other matters. As a result, the Company and Bank may be required to expend additional resources in order to comply with these requirements. Such additional requirements could impair the Company's ability to compete with institutions that are not subject to the restrictions because they did not accept an investment from the Treasury. To the extent that additional restrictions or limitations on employee compensation are imposed, such as those contained in the American Recovery and Reinvestment Act of 2009, the Company and Bank may be less competitive in attracting successful incentive compensation based lenders and customer relations personnel, or senior executive officers. Additionally, the ability of Congress to utilize the amendment provisions to effect political or public relations goals could result in the Company and Bank being subjected to additional burdens as a result of public perceptions of issues relating to the largest banks, and which are not applicable to community oriented institutions such as the Company. The Company may be disadvantaged as a result of these uncertainties.

        As a result of the issuance of the Series A Preferred Stock to the Treasury, the Company is required to comply with certain restrictions on executive and employee compensation included in the EESA, as amended. Certain of these provisions could limit the amount and the tax deductibility of compensation the Company pays to its executive officers, and could have an adverse affect on the ability of the Company to compete for employees.

EMPLOYEES

        At December 31, 2008 the Bank employed 235 persons on a full time basis, eight of whom are executive officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, a 401k plan, life and long term disability insurance. Additionally, the Company maintains a stock-based compensation plan for employees of the Bank who meet certain eligibility requirements.

MARKET AREA AND COMPETITION

        The Bank's main office and the headquarters of the Company and the Bank are located at 7815 Woodmont Avenue, Bethesda, Maryland 20814. The Bank has six additional Maryland offices, located at 110 North Washington Street, Rockville; 8665 Georgia Avenue, Silver Spring; 850 Sligo Avenue, Silver Spring; 130 Rollins Avenue, Rockville; 9600 Blackwell Road, Gaithersburg; and 15 Wisconsin Circle, Chevy Chase. There are five offices in Washington DC, located at 20th and K Streets, NW; 1044 Wisconsin Ave, NW; 1228 Connecticut Ave, NW; 1725 Eye Street, NW; and 1425 K Street, NW. The Bank has one office in Virginia, located at 8601 Westwood Center Drive, Vienna.

        The primary service area of the Bank is the Washington D.C. metropolitan statistical area. The Washington, D.C. metropolitan statistical area attracts a substantial federal workforce, as well as supporting a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants.

        Montgomery County, Maryland with a total population of approximately 953,000 (January 2008) and occupying an area of about 500 square miles is located roughly 30 miles southwest of Baltimore and is a diverse and healthy segment of Maryland's economy. Montgomery County is a thriving business center and is Maryland's most populous jurisdiction. Population growth in the county is expected to average 1% per year. While the State of Maryland boasts a demographic profile superior to the U.S. economy at large, the economy in and around Montgomery County is among the very best in Maryland. According to data from the Maryland National Capital Parks and Planning Commission, the number of jobs in the County have been stable in the recent past to approximately 505,000 (January 2007) as compared to 508,000 (2006) with the public sector contributing about 25% of this total (2005 census update survey). According to the 2007 Economic Forces Report for Montgomery County, job growth has slowed due mainly to declines in consumer related industries such as hotels and merchandise stores. The unemployment rate in Montgomery County is among the lowest in the state at 3.9% (December 2008), but was elevated as compared to December 2007 (2.5%). A very educated population has contributed to favorable median household income of $91,641 (2006) with the number of households in excess of 356,000 (January 2008) and median single family new and used home sales prices of $450,000 (2008), down from $495,000 (2007). According to the 2005 census update, approximately 64% of the County's residents hold college or advanced degrees with 89% of households having computers, placing Montgomery County among the most educated in the nation. The area boosts a diverse business climate of 33,000 businesses employing over 380,000 workers in addition to a strong federal government presence. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector, and a legal, financial services and professional services sector. Major private employers include Lockheed Martin, Adventist Healthcare, Giant Food, and Marriott International. According to the CoStar Property, Analytic Search, for the fourth quarter of 2008, Montgomery County had an overall Class A office space inventory of 31.3 million square feet and a Class A office vacancy rate of 11.7%. There was about 1.2 million square feet of office space under construction late in 2008 for delivery in 2009 and about 1.8 million square feet of office space proposed for 2010. The county is also an incubator for firms engaged in bio-technology and the area is attracting significant venture capital. Transportation congestion remains the biggest threat to future economic development and the quality of life in the area.

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

        Washington D.C. in addition to being the seat of the Federal government is a vibrant city with a well educated, diverse population. According to survey estimates from the U.S. Census, the 2008 population of the District of Columbia is approximately 592,000, up from about 572,000 in 2000. Median household income, at $54,812 (2007), is above the national median level of $50,740 (2007). The growth of residents in the city is due partially to improvements in the city' services and also to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. Over the last few years the housing market has grown to over 284,000 units (2007). While the Federal government and its employees are a major factor in the economy, over 100 million square feet of commercial office space support a dynamic business community of more than 20,000 companies. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. Employment in the city is at about 705,000. According to the area's Department of Employment Services, the District of Columbia added 800 jobs in the past year. The unemployment rate for December 2008 was elevated at 8.8%, which mirrored national trends. The disparity between the high level of unemployment among District residents and the strong employment trends is because most of the jobs in the city are held by residents from the surrounding suburban jurisdictions. The District has a well educated and highly paid work force. Over 51% of the jobs in the city are in managerial or professional positions. The Federal Government provides just about 25% of the employment and there is another 18% in professional services firms. Other large employers include the many local universities and hospitals. Another significant factor in the economy is the leisure and hospitality industry.

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

        Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available-for-sale" in accordance with FAS 115, together with a limited amount of other qualifying interests, including trust preferred securities. The cumulative perpetual stock issued to the Treasury Department pursuant to the Capital Purchase Program established under the EESA is eligible for treatment as Tier 1 capital without limitation. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses and excess restricted core capital elements. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. Under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.

        In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0%–5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than

2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the "FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

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

        A result of the volatility and instability in the financial system during 2008, the Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. In addition to proposals that relate to institutions, such as the Company, that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government instrumentalities, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect the Company's and Bank's business and results of operations.

        Deposit Insurance Premiums.    The FDIC maintains a risk based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution's status as well capitalized, adequately capitalized or undercapitalized, and the institution's supervisory rating. During 2008, all insured depository institutions paid deposit insurance premiums ranging between 5 and 7 basis points on an institution's assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 43 basis points for institutions in risk categories II, III, and IV. The level of rates is subject to periodic adjustment by the FDIC. The Bank's current assessment level is risk category I.

        Commencing in 2009, the premium rates increased by 7 basis points in each category for the first quarter of 2009. For the second quarter of 2009 and beyond, the FDIC has issued a final rule providing for further changes in rates, which introduces three adjustments that could be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount, other than those received through a deposit placement network on a reciprocal basis. The proposed schedule for base assessment rates and potential adjustment is set forth in the following table.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial Base Assessment Rate	12–16	22	32	45
Unsecured Debt Adjustment	(5)–0	(5)–0	(5)–0	(5)–0
Secured Liability Adjustment	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered Deposit Adjustment	N/A	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	7 to 24	17 to 43	27 to 58	40 to 77.5

        Additionally, the Bank has elected to participate in the FDIC program whereby noninterest bearing transaction account deposits will be insured without limitation through December 31, 2009. The bank is required to pay an additional premium to the FDIC of 10 basis point on the amount of balances in noninterest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

        Further, in late February, the FDIC adopted an interim rule imposing an emergency special assessment on all banks on June 30, 2009, which may be up to 20 basis points. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance. As a result of competitive pressures for deposits, the Company may not be able to adjust deposit rates to offset the cost of increased deposit insurance premiums. In any event, the Company will have to absorb the cost of the increased premiums until such time as it is able to reprice its time deposits.

PROPERTIES

        The main banking office and the executive offices for the Bank and the Company are located at 7815 Woodmont Avenue, Bethesda, Maryland, in a 12,000 square foot, two story masonry structure (plus lower level), with parking. The Company leases the building under a five year lease option which expires in March 2013. The Silver Spring office of the Bank is located at 8665-B Georgia Avenue, Silver Spring, Maryland and consists of 3,635 square feet. The property is currently occupied under a lease, which expires in June 2016. The Rockville office is located at 110 North Washington Street, Rockville, Maryland, and consists of 2,000 square feet. The property is currently occupied under a five year lease option which expires in June 2013. The Shady Grove office is located at 9600 Blackwell Road, Suite 200, Rockville, Maryland, and consists of 2,326 square feet. The property is currently occupied under a ten year lease, which expires in January 2012. The K Street office is located at 2001 K Street N.W., Washington, D.C. and consists of 4,154 square feet. The property is currently occupied under a ten year lease, which expires in January 2011. The DuPont Circle office is located at 1228 Connecticut Avenue, N.W., Washington, D.C. and consists of 2,784 square feet. The property is currently occupied under a ten year lease, which expires in May 2014. The McPherson Square office is located at 1425 K Street, N.W., Washington, D.C. and consists of 5,199 square feet. The property is currently occupied under a ten year lease, which expires in January 2015. The Chevy Chase office is located at 15 Wisconsin Circle, Chevy Chase, Maryland and consists of 4,276 square feet. The property is currently occupied under a ten year lease, which expires in May 2016. The Sligo Avenue office is located at 850 Sligo Avenue, Suite 100, Silver Spring, Maryland and consists of 3,311 square feet. The property is currently occupied under a ten year lease, which expires in July 2016. The Rollins Avenue office is located at 130 Rollins Avenue, Rockville, Maryland and consists of 2,851 square feet. The property is currently occupied under a ten year lease, which expires in June 2017. The Eye Street office is located at 1725 Eye Street, N.W., Washington, D.C. and consists of 6,500 square feet. The property is currently occupied under a ten year lease, which expires in October 2015. The Tysons Corner office is located at 8601 Westwood Center Drive, Vienna, Virginia and consists of 4,688 square feet. The property is currently occupied under a ten year lease, which expires in October 2016. The Georgetown office is located at 1044 Wisconsin Avenue N.W, Washington, DC and consists of 2,700 square feet. The property is currently occupied under a ten year lease, which expires in January 2016.

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

        In September 2006, the Company signed a lease for approximately 7,400 square feet in a "to be constructed" mix use building adjacent to its headquarters building in Bethesda, Maryland at 7809 Woodmont Avenue. The minimum lease commitment is approximately $3.0 million; occupancy is expected in the spring of 2009.

        In November 2006, the Company entered into a lease for additional office space at 7830 Old Georgetown Road, Bethesda, Maryland 20814 consisting of 14,778 square feet under a ten year lease which expires in December 2016. The Company completed a fit-up of the space for lending and administrative personnel and commenced occupancy in February 2007. In October 2008, the Company leased additional space amounting to approximately 1,115 square feet at this facility with terms that are co-terminus with the existing lease.

        The Company has the following facilities which are presently being marketed for sub-lease. The 1720 Eye Street N.W., Washington, D.C. location consists of 4,000 square feet. The property lease expires in June 2010. The 1629 K Street, N.W., Washington, D.C. location consists of 3,094 square feet. The property lease expires in July 2010. The 4831 Cordell Avenue, Bethesda, Maryland location consists of 5,855 square feet. The property lease expires in July 2013.

        In April 2008, the Bank entered into a lease for a new branch office and additional office space in the business district of Washington, D.C. The initial lease term is 10 years and the minimum lease obligation is approximately $2.8 million. The lease commencement is dependent on the completion of development activity which is still to be commenced.

        In November 2008, the Bank entered into a lease for a new branch office in Potomac, Maryland. The initial lease term is 10 years and the minimum lease obligation is approximately $3.7 million. Occupancy is expected in the fourth quarter of 2009.

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

        Management assessed the Company's system of internal control over financial reporting as of December 31, 2008. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control—Integrated Framework." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The 2008 financial statements have been audited by the independent registered public accounting firm of Stegman & Company ("Stegman"). Personnel from Stegman were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from Stegman accompanies the financial statements. Stegman has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ RONALD D. PAUL Chairman, President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank	/s/ MICHAEL T. FLYNN Executive Vice President and Chief Operating Officer of the Company and Executive Vice President of the Bank	/s/ SUSAN G. RIEL Executive Vice President and Chief Operating Officer of the Bank	/s/ JAMES H. LANGMEAD Executive Vice President and Chief Financial Officer of the Company and the Bank

REPORT OF STEGMAN & COMPANY
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Eagle Bancorp, Inc.

        We have audited Eagle Bancorp Inc.'s (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying "Management Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Eagle Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008, and 2007 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of Eagle Bancorp, Inc. and our report dated March 12, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ Stegman & Company

Baltimore, Maryland
March 12, 2009

Exhibits and Financial Statement Schedules

        The following financial statements are included in this report

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2008 and 2007

    Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

    Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006

    Notes to Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended(1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series A Preferred Stock(2)
3.3	Bylaws of the Company(3)
4	Warrant to Purchase Common Stock(4)
10.1	1998 Stock Option Plan(5)
10.2	Amended and Restated Employment Agreement between Michael Flynn and the Company(6)
10.3	Amended and Restated Employment Agreement between Martha Foulon-Tonat and the Bank(7)
10.4	Amended and Restated Employment Agreement between James H. Langmead and the Bank(8)
10.5	Amended and Restated Employment Agreement between Thomas D. Murphy and the Bank(9)
10.6	Amended and Restated Employment Agreement between Ronald D. Paul and the Company(10)
10.7	Amended and Restated Employment Agreement between Susan G. Riel and the Bank(11)
10.8	Director's Fee Agreement between Leonard L. Abel and the Company(12)
10.9	2006 Stock Plan(13)
10.10	Amended and Restated Employment Agreement between the Bank and Barry Watkins(14)
10.11	Amended and Restated Employment Agreement between the Bank and Janice Williams(15)
10.12	Agreement dated December 2, 2007 by and between the Bank and Robert P. Pincus(16)
11	Statement Regarding Computation of Per Share Income Please refer to Note 11 to the Consolidated Financial Statements for the year ended December 31, 2008.
21	Subsidiaries of the Registrant
23	Consent of Stegman & Company
31.1	Certification of Ronald D. Paul

Exhibit No.	Description of Exhibit
31.2	Certification of Susan G. Riel
31.3	Certification of Michael T. Flynn
31.4	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of Susan G. Riel
32.3	Certification of Michael T. Flynn
32.4	Certification of James H. Langmead

(1)
Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(2)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(3)
Incorporated by reference to the exhibit 3.2 to the Company's Current Report on Form 8-K filed on October 30, 2007.

(4)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(5)
Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(6)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(7)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(8)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(9)
Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(10)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on December 22, 2008.

(11)
Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(12)
Incorporated by reference to exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

(13)
Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-135072)

(14)
Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(15)
Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(16)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-150763)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
March 13, 2009	By:	/s/ RONALD D. PAUL Ronald D. Paul, Chairman, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LEONARD L. ABEL Leonard L. Abel	Director	March 13, 2009
/s/ LESLIE M. ALPERSTEIN, PH.D. Leslie M. Alperstein, Ph.D.	Director	March 13, 2009
/s/ DUDLEY C. DWORKEN Dudley C. Dworken	Director	March 13, 2009
/s/ HARVEY M. GOODMAN Harvey M. Goodman	Director	March 13, 2009
/s/ NEAL R. GROSS Neal R. Gross	Director	March 13, 2009
/s/ JAMES H. LANGMEAD James H. Langmead	Executive Vice President and Chief Financial Officer of the Company Principal Financial and Accounting Officer	March 13, 2009
/s/ PHILIP N. MARGOLIUS Philip N. Margolius	Director	March 13, 2009
/s/ RONALD D. PAUL Ronald D. Paul	Chairman, President and Chief Executive Officer of the Company Principal Executive Officer	March 13, 2009

Name	Position	Date

/s/ ROBERT P. PINCUS Robert P. Pincus	Vice Chairman	March 13, 2009
/s/ NORMAN R. POZEZ Norman R. Pozez	Director	March 13, 2009
/s/ DONALD R. ROGERS Donald R. Rogers	Director	March 13, 2009
/s/ LELAND M. WEINSTEIN Leland M. Weinstein	Director	March 13, 2009