Form 10-Q
period 2009-03-31
EAGLE BANCORP INC
filed 2009-05-11
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
( X )            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

OR

(   )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to______

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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes [ ]           No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 8, 2009, the registrant had 12,745,118 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements

EAGLE BANCORP, INC.
Consolidated Balance Sheets
March 31, 2009 and December 31, 2008
(dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)	(audited)
Cash and due from banks	$27,322	$27,157
Federal funds sold	6,147	191
Interest bearing deposits with banks and other short-term investments	3,538	2,489
Investment securities available for sale, at fair value	158,976	169,079
Loans held for sale	2,832	2,718
Loans	1,267,958	1,265,640
Less allowance for credit losses	(19,051)	(18,403)
Loans, net	1,248,907	1,247,237
Premises and equipment, net	9,488	9,666
Deferred income taxes	10,878	11,106
Bank owned life insurance	12,564	12,450
Other real estate owned	3,289	909
Other assets	11,833	13,825
TOTAL ASSETS	$1,495,774	$1,496,827

LIABILITIES
Deposits:
Noninterest bearing demand	$232,725	$223,580
Interest bearing transaction	47,840	54,801
Savings and money market	303,022	271,791
Time, $100,000 or more	256,506	249,516
Other time	308,625	329,692
Total deposits	1,148,718	1,129,380
Customer repurchase agreements
and federal funds purchased	120,918	98,802
Other short-term borrowings	10,000	55,000
Long-term borrowings	62,150	62,150
Other liabilities	9,459	9,124
Total liabilities	1,351,245	1,354,456

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, shares authorized
1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 38,235 and 38,235 respectively,
discount of $1,809 and $1,892, respectively, net	36,374	36,312
Common stock, $.01 par value; shares authorized 50,000,000, shares
issued and outstanding 12,745,118 (2009) and 12,714,355 (2008)	127	127
Warrants	1,892	1,892
Additional paid in capital	76,958	76,822
Retained earnings	26,486	24,866
Accumulated other comprehensive income	2,692	2,352
Total stockholders' equity	144,529	142,371
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,495,774	$1,496,827

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2009 and 2008 (unaudited)
 (dollars in thousands, except per share data)

Interest Income	2009	2008
Interest and fees on loans	$18,113	$12,880
Interest and dividends on investment securities	1,929	1,052
Interest on balances with other banks and short-term investments	19	43
Interest on federal funds sold	6	39
Total interest income	20,067	14,014
Interest Expense
Interest on deposits	5,557	4,428
Interest on customer repurchase agreements and
federal funds purchased	281	394
Interest on other short-term borrowings	40	190
Interest on long-term borrowings	726	402
Total interest expense	6,604	5,414
Net Interest Income	13,463	8,600
Provision for Credit Losses	1,566	720
Net Interest Income After Provision For Credit Losses	11,897	7,880

Noninterest Income
Service charges on deposits	738	358
Gain on sale of loans	131	127
Gain on sale of investment securities	132	10
Increase in the cash surrender value of bank owned life insurance	114	116
Other income	317	329
Total noninterest income	1,432	940
Noninterest Expense
Salaries and employee benefits	5,305	3,640
Premises and equipment expenses	1,875	1,080
Marketing and advertising	315	81
Data processing	547	340
Legal, accounting and professional fees	590	170
FDIC insurance and regulatory assessments	476	126
Other expenses	1,185	771
Total noninterest expense	10,293	6,208
Income Before Income Tax Expense	3,036	2,612
Income Tax Expense	961	961
Net Income	2,075	1,651
Preferred Stock Dividends and Discount Accretion	583	-
Net Income Available to Common Shareholders	$1,492	$1,651

Earnings Per Common Share
Basic	$0.12	$0.15
Diluted	$0.12	$0.15
Dividends Declared Per Common Share	$-	$0.0545

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2009 and 2008 (unaudited)
 (dollars in thousands, except per share data)

	2009	2008
Cash Flows From Operating Activities:
Net income	$2,075	$1,651
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Provision for credit losses	1,566	720
Depreciation and amortization	580	332
Gains on sale of loans	(131)	(127)
Origination of loans held for sale	(10,405)	(10,423)
Proceeds from sale of loans held for sale	10,422	10,782
Increase in cash surrender value of BOLI	(114)	(116)
Gain on sale of investment securities	(132)	(10)
Stock-based compensation expense	136	33
Excess tax benefit from exercise of non-qualified stock options	-	(132)
Decrease in other assets	159	268
Increase in other liabilities	335	705
Net cash provided by operating activities	4,491	3,683

Cash Flows From Investing Activities:
(Increase) decrease in interest bearing deposits with other banks
and short term investments	(1,049)	2,260
Purchases of available for sale investment securities	(6,366)	(5,351)
Proceeds from maturities of available for sale securities	1,000	2,755
Proceeds from sale/call of available for sale securities	15,601	8,010
Net increase in loans	(3,236)	(42,894)
Bank premises and equipment acquired	(402)	(76)
Net cash provided by (used in) investing activities	5,548	(35,296)

Cash Flows From Financing Activities:
Increase in deposits	19,338	54,804
Increase (decrease) in customer repurchase agreements and
federal funds purchased	22,116	(14,681)
Decrease in other short-term borrowings	(45,000)	-
Increase in long-term borrowings	-	10,000
Payment of dividends on preferred stock	(372)	-
Issuance of common stock	-	424
Excess tax benefit from exercise of non-qualified stock options	-	132
Payment of dividends and payment in lieu of fractional shares	-	(588)
Net cash (used in) provided by financing activities	(3,918)	50,091

Net Increase In Cash And Due From Banks	6,121	18,478

Cash And Due From Banks At Beginning Of Period	27,348	15,652

Cash and Due from Banks At End Of Period	$33,469	$34,130

Supplemental Cash Flows Information:
Interest paid	$6,244	$5,124
Income taxes paid	$306	$675
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$2,380	$-

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Month Periods Ended March 31, 2009 and 2008 (unaudited)
 (dollars in thousands, except per share data)

						Accumulated
						Other	Total
	Preferred	Common		Additional Paid	Retained	Comprehensive	Stockholders'
	Stock	Stock	Warrants	in Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2009	$36,312	$127	$1,892	$76,822	$24,866	$2,352	$142,371
Comprehensive Income
Net Income					2,075		2,075
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						424	424
Less: reclassification adjustment for gains net of taxes of $48 included in net income						(84)	(84)
Total Comprehensive Income				`			2,415
Preferred stock dividends ($9.72 per share)					(372)		(372)
Stock-based compensation				136			136
Preferred stock issued pursuant to:
Issuance costs	(21)						(21)
Discount accretion	83				(83)		-
Balance, March 31, 2009	$36,374	$127	$1,892	$76,958	$26,486	$2,692	$144,529

Balance, January 1, 2008	$-	$97	$-	$52,290	$28,195	$584	$81,166
Comprehensive Income
Net Income					1,651		1,651
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						725	725
Less: reclassification adjustment for gains net of taxes of $4 included in net income						(6)	(6)
Total Comprehensive Income				`			2,370
Cash Dividend ($0.0545 per share)					(588)		(588)
Shares issued under dividend reinvestment plan -					.
22,134 shares				261			261
Stock-based compensation				33			33
Exercise of options for 46,803 shares of common stock	-	1	-	162			163
Tax benefit on non-qualified options exercise				132			132
Balance, March 31, 2008	$-	$98	$-	$52,878	$29,258	$1,303	$83,537

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2009 and 2008 (unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Eagle Bancorp, Inc. (the “Company”) included herein are unaudited.  The consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals that in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2008 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2009.

2. NATURE OF OPERATIONS

The Company, through EagleBank, its bank subsidiary (the “Bank”), conducts a full service community banking business, primarily in Montgomery County, Maryland, Washington, D.C. and Fairfax County in Northern Virginia. On August 31, 2008, the Company completed the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) and Fidelity & Trust Bank (“F&T Bank”).  The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan’s origination. The Bank currently offers its products and services through thirteen banking offices and various electronic capabilities, including remote deposit services. Eagle Commercial Ventures, LLC (“ECV”), a direct subsidiary of the Company provides subordinated financing for the acquisition, development and construction of real estate projects, where the primary financing is provided by the Bank. Refer to Note 4 - Higher Risk Lending – Revenue Recognition below.

3. CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold (items with an original maturity of three months or less).

4. HIGHER RISK LENDING – REVENUE RECOGNITION

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in  Exhibit 1 to AcSEC Practice Bulletin No.1 and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of noninterest income. The Bank had one higher risk lending transaction, amounting to $1.7 million and $1.8 million, outstanding as of March 31, 2009 and December 31, 2008, respectively.

5. OTHER REAL ESTATE OWNED (OREO)

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

6. INVESTMENT SECURITIES AVAILABLE FOR SALE

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2009	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$59,467	$1,711	$-	$61,178
Mortgage backed securities - GSEs	81,070	3,048	-	84,118
Municipal bonds	5,060	-	217	4,843
Federal Reserve and Federal Home Loan Bank stock	8,470	-	-	8,470
Other equity investments	396	-	29	367
	$154,463	$4,759	$246	$158,976

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$71,837	$2,197	$5	$74,029
Mortgage backed securities - GSEs	77,242	2,559	31	79,770
Municipal bonds	5,061	-	353	4,708
Federal Reserve and Federal Home Loan Bank stock	9,599	-	-	9,599
Other equity investments	1,396	-	423	973
	$165,135	$4,756	$812	$169,079

Gross unrealized losses and fair value by length of time that the individual available securities have been in a continuous unrealized loss position are as follows:

	Estimated			Gross
	Fair	Less than	More than	Unrealized
March 31, 2009	Value	12 months	12 months	Losses
(dollars in thousands)
Municipal bonds	$4,843	$217	$-	$217
Other equity investments	149	29	-	29
	$4,992	$246	$-	$246

	Estimated			Gross
	Fair	Less than	More than	Unrealized
December 31, 2008	Value	12 months	12 months	Losses
(dollars in thousands)
U. S. Government agency securities	$4,480	$5	$-	$5
Mortgage backed securities - GSEs	7,715	31	-	31
Municipal bonds	4,707	353	-	353
Other equity investments	576	423	-	423
	$17,478	$812	$-	$812

The unrealized losses that exist are the result of changes in market interest rates since original purchases.  Except for one municipal bond issue which has an underlying rating of AA, all of the remaining bonds are rated AAA. The weighted average duration of debt securities, which comprise 94% of total investment securities, is relatively short at 1.8 years. These factors, coupled with the Company’s ability and intent to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses are temporary in nature.

7. INCOME TAXES

The Company employs the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” in the first quarter of 2007. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions or accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with SFAS No.109, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain.

8. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended March 31 was as follows:

(dollars and shares in thousands)	2009	2008
Basic:
Net income allocable to common stockholders	$1,492	$1,651
Average common shares outstanding	12,743	10,759
Basic net income per common share	$0.12	$0.15

Diluted:
Net income allocable to common stockholders	$1,492	$1,651
Average common shares outstanding	12,743	10,759
Adjustment for common share equivalents	51	91
Average common shares outstanding-diluted	12,794	10,850
Diluted net income per common share	$0.12	$0.15

Per share amounts and the number of outstanding shares have been adjusted to give effect to the 10% stock dividend paid on October 1, 2008.

There were 1,616,466 and 325,518 common share equivalents at March 31, 2009 and March 31, 2008, respectively, that were excluded from the diluted net income per common share computation because their effects were anti-dilutive.

9. STOCK-BASED COMPENSATION

The Company maintains the 1998 Stock Option Plan (“1998 Plan”) and the 2006 Stock Plan (“2006 Plan”). No additional options may be granted under the 1998 Plan. ..

The 2006 Plan provides for the issuance of awards of incentive options, nonqualifying options, restricted stock and stock appreciation rights with respect to up to 650,000 shares to selected key employees and members of the Board. Option awards were made with an exercise price equal to the market price of the Company’s shares at the date of grant.

In January 2009, the Company awarded options to purchase 315,437 shares of common stock and 30,763 shares of restricted stock to employees, senior officers and to a Director. Of the total options awarded, 263,700 have a ten-year term and vest in five substantially equal installments beginning on the first year anniversary of the date of grant. The remaining options have a ten-year term and vest over a four-year period beginning on the seventh year anniversary of the date of grant. The restricted stock is service based, which vest in five substantially equal installments beginning on the first year anniversary of the date of grant. The restricted stock is being recognized as compensation expense over a five-year period based on the market value of shares at the date of grant.

 The fair value of each option grant and other equity based award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the three months ended March 31, 2009 and the twelve months ended December 31, 2008 and 2007.

Below is a summary of changes in shares under option (split adjusted) for the three months ended March 31, 2009. The information excludes restricted stock unit awards.

			Weighted-Average	Weighted-Average	Aggregate
		Weighted-Average	Remaining	Grant Date	Intrinsic
As of 1/1/2009	Stock Options	Exercise Price	Contractual Life	Fair Value	Value
Outstanding	1,029,067	$13.01	-	$2.57	-
Vested	800,058	13.05	-	2.43	-
Nonvested	229,009	12.85	-	3.07	-

Period Activity
Issued	315,437	$6.34	-	$1.99	-
Exercised	-	-	-	-	-
Forfeited	1,596	13.50	-	2.56	-
Expired	659	12.66	-	2.36	-

As of 3/31/2009
Outstanding	1,342,249	$11.44	5.54	$2.44	$327,206
Vested	865,128	13.04	4.10	2.44	327,086
Nonvested	477,121	8.53	8.14	2.44	120

Outstanding:				Weighted-Average
Range of		Stock Options	Weighted-Average	Remaining
Exercise Prices		Outstanding	Exercise Price	Contractual Life
$2.98 -	$8.10	560,972	$ 5.90	6.58
$8.11 -	$11.07	250,675	10.25	5.20
$11.08 -	$15.43	250,863	13.01	4.32
$15.44 -	$26.86	279,739	22.21	4.84
		1,342,249	11.44	5.54

Exercisable:
Range of		Stock Options	Weighted-Average
Exercise Prices		Exercisable	Exercise Price
$2.98 -	$8.10	222,189	$ 5.05
$8.11 -	$11.07	248,674	10.25
$11.08 -	$15.43	134,838	12.93
$15.44 -	$26.86	259,427	22.62
		865,128	13.04

Assumptions:
	Three Months Ended	Year Ended	Year Ended
	March 31, 2009	2008	2007
Expected Volatility	25.9% - 25.9%	23.7% - 78.5%	18.5% - 24.4%
Weighted-Average Volatility	25.90%	35.47%	20.12%
Expected Dividends	0.0%	0.8%	1.4%
Expected Term (In years)	7.0 - 8.5	0.1 - 9.0	3.1 - 4.0
Risk-Free Rate	0.83%	2.54%	4.73%
Weighted-Average Fair Value (Grant date)	$ 1.99	$ 1.30	$ 4.40

Total intrinsic value of options exercised:	$-
Total fair value of shares vested:	$203,016
Weighted-average period over which nonvested awards are expected to be recognized:	3.02 years

The expected lives are based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

Included in salaries and employee benefits the Company recognized $136 thousand ($0.01 per share) and $33 thousand ($0.00 per share) in share based compensation expense for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 there was $1.3 million of total unrecognized compensation cost related to non-vested equity awards under the Company’s various share based compensation plans. The $1.3 million of unrecognized compensation expense is being amortized over the remaining requisite service (vesting) periods through 2018.

10. NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Adopted

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R), “Business Combinations (Revised 2007) (“SFAS 141R”).  SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is expected to have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51. (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 is intended to enhance the current disclosure framework previously required for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to include how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for and their impact on an entity’s financial positions, results of operations, and cash flows.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company does not currently utilize derivative instruments, and therefore, SFAS 161 did not have a material impact on our consolidated financial positions, results of operations or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts –an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS 163 clarifies how Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities.  SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  The Company does not have any guarantee insurance contracts, and therefore, SFAS 163 did not have a material impact on our consolidated financial positions, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities” (FSP-EITF 03-6-1”).  Under FASP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application.  The Company does not have any participating securities, and therefore, EITF 03-6-1 did not have a material impact on our consolidated financial positions, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008.  The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, are finalized and approved by the FASB.  The FSP amends Statement 140 to require public entities to provide additional disclosures about transferors’ continuing involvement with transferred financial assets.  It also amends Interpretation 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  This pronouncement is related to disclosures only and will not have an impact on our consolidated financial position, results of operations or cash flows.

Accounting Pronouncements Issued But Not Yet Effective

In April 2009, the FASB issued three final staff positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. Prior to issuing the FSP, fair values for these assets and liabilities were only disclosed annually. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the FSP in the second quarter of 2009.

11. FAIR VALUE MEASUREMENTS

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investment securities available for sale	$158,976	$149	$158,609	$218	$-	$-

The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

Three Months Ended
(dollars in thousands)	March 31, 2009
Level 3 securites available for sale, beginning of period	$218
Transfers into Level 3	-
Unrealized gains (losses) included in other comprehensive income	-
Level 3 securites available for sale, end of period	$218

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There are no liabilities which the Company measures at fair value on a nonrecurring basis.  Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Impaired loans	$46,494	$-	$42,913	$3,581	$-	$-
Other real estate owned	$3,289	$-	$-	$3,289	$-	$-

12. PREFERRED STOCK AND WARRANTS

On December 5, 2008, the Company entered into and consummated a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued 38,235 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock’), having a liquidation amount per share equal to $1,000, for a total purchase price of $38,235,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.   The Company has accrued dividends on the preferred stock of $583 thousand for the three months ended March 31, 2009 reducing net income available to common stockholders to $1.5 million ($0.12 per basic and diluted common share).  On February 17, 2009, the Company paid the initial quarterly dividend payment of $372 thousand on the $38.2 million of preferred stock Series A.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the service area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Company serves. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans and cash management services. The Company has developed significant expertise and commitment as an SBA lender, and has been designated a Preferred Lender by the Small Business Administration (“SBA”).

The slowing economy, declines in housing construction and the related impact on contractors and other small and medium sized businesses, has impacted the Company’s business. There can be no assurance that the steps taken to stimulate the economy and stabilize the financial system will prove successful, or that they will improve the financial condition of the Company’s customers or the Company.

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

The fair values and the information used to record valuation adjustments for investment securities available for sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company’s investment portfolio is categorized as available for sale with unrealized gains and losses net of tax being a component of stockholders’ equity and comprehensive income.

The allowance for credit losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (a) Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and are estimable and (b) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (“SFAS 114”), which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, can be determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.

Three components comprise our allowance for credit losses: a specific allowance, a formula allowance and a nonspecific or environmental factors allowance. Each component is determined based on estimates that can and do change when actual events occur.

The specific allowance allocates a reserve to identified impaired loans. Loans identified in the risk rating evaluation as substandard, doubtful and loss, (classified loans) are segregated from non-classified loans.  Classified loans are assigned specific reserves based on an impairment analysis. Under SFAS 114, a loan for which reserves are individually allocated may show deficiencies in the borrower’s overall financial condition, payment record, support available from financial guarantors and for the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company’s assessment of the loss that may be associated with the individual loan.

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

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including, in connection with the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors on the formula allowance and environmental allowance components of the allowance. The establishment of allowance factors involves a continuing evaluation, based on management’s ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors can have a direct impact on the amount of the provision, and a related after tax effect on net income. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.  Alternatively, errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance being in excess of amounts necessary to cover losses in the portfolio, and may result in lower provisions in the future. For additional information regarding the provision for credit losses, refer to the discussion under the caption “Provision for Credit Losses” below.

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

In accounting for the acquisition of Fidelity, the Company followed the provisions of SFAS No. 141 “Business Combinations”, which mandates the use of the purchase method of accounting and AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.  Accordingly, the tangible assets and liabilities and identifiable intangibles acquired were recorded at their respective fair values on the date of acquisition, with any impaired loans acquired being recorded at fair value outside the allowance for credit losses. The valuation of the loan and time deposit portfolios acquired were made by independent analysis for the difference between the instruments stated interest rates and the instruments current origination interest rate, with premiums and discounts being amortized to interest income and interest expense to achieve an effective market interest rate. An identified intangible asset related to core deposits was recorded based on independent valuation. Deferred tax assets were recorded for the future value of a net operating loss and for the tax effect of timing differences between the accounting and tax basis of assets and liabilities. The Company recorded an unidentified intangible (goodwill) for the excess of the purchase price of the acquisition (including direct acquisition costs) over the fair value of net tangible and identifiable intangible assets acquired.

RESULTS OF OPERATIONS

Summary

On August 31, 2008 the Company completed the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) and its subsidiary Fidelity & Trust Bank (“F&T Bank”), which added approximately $360 million in loans, $100 million in investments, $385 million in deposits, $47 million in customer repurchase agreements and $13 million in equity capital.  The combined organization is reflected in the balance sheet and results of operations at March 31, 2009 and for the three months ended March 31, 2009 but is not reflected at March 31, 2008 and for the three months ended March 31, 2008.

The Company reported net income of $2.1 million for the three months ended March 31, 2009. Net income available to common shareholders, after accrual of preferred stock dividends, was $1.5 million for the three months ended March 31, 2009 ($0.12 per basic and diluted common share), compared to $1.7 million ($0.15 per basic and diluted common share) for 2008.

The Company had an annualized return on average assets of 0.56% and an annualized return on average common equity of 5.87% for the first three months of 2009, as compared to returns on average assets and average common equity of 0.77% and 7.98%, respectively, for the same three months of 2008.

For the three months ended March 31, 2009, net interest income showed an increase of 57% as compared to the same period in 2008 on growth in average earning assets of 76%. For the three months ended March 31, 2009 as compared to the same period in 2008, the Company experienced a decline in its net interest margin from 4.19% to 3.76% or 43 basis points. This change was primarily due to margin compression, reflecting declines in market interest rates on earning assets resulting from Federal Reserve activities which have not been matched by comparable declines in rates on interest bearing liabilities and by a lesser benefit of noninterest funding sources in a much lower interest rate environment.

For the three months ended March 31, 2009 and 2008, average interest bearing liabilities funding average earning assets was 78% and 77%, respectively. Additionally, while the average rate on earning assets for the three months ended March 31, 2009, as compared to the same period in 2008 has declined by 123 basis points from 6.83% to 5.60%, the cost of interest bearing liabilities has decreased by 107 basis points from 3.43% to 2.36%, resulting in a slight decline in the net interest spread of 16 basis points from 3.40% for the three months ended March 31, 2008 to 3.24% for the three months ended March 31, 2009. The net interest margin decreased 43 basis points from 4.19% for the three months ended March 31, 2008 to 3.76% for the three months ended March 31, 2009, a larger decline than in the net interest spread as the benefit of average noninterest sources funding earning assets declined from 79 basis points for the three months ended March 31, 2008 to 52 basis points for the three months ended March 31, 2009. This decline was due to the lower level of interest rates in the quarter ended March 31, 2009 as compared to 2008.

Due to the need to meet loan funding objectives in excess of deposit growth, the bank has relied to a larger extent on alternative funding sources, such as Federal Home Loan Bank (“FHLB”) advances, correspondent bank lines of credit and brokered time deposits which costs have been judged reasonable as an alternative to more core funding. If significant reliance on alternative funding sources continues, the Company’s earnings could be adversely impacted, depending on the cost of those funds when needed.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased from 89% of average earning assets in the first three months of 2008 to 88% of average earning assets for the same period of 2009.  Investment securities for the first three months of 2009 amounted to 11% of average earning assets, an increase of 1% from an average of 10% for the same period in 2008. Federal funds sold averaged 0.6% in the first three months of 2009 versus 0.7% of average earning assets for the same period of 2008.

The provision for credit losses was $1.6 million for the first three months of 2009 as compared to $720 thousand for the same period in 2008. The higher provisioning in the first quarter of 2009 as compared to 2008 is attributable to risk migration within the portfolio and increased reserves for problem loans.

 In total, the ratio of net charge-offs to average loans was 0.29% for the first three months of 2009 as compared to 0.01% for the first three months of 2008. The continued management of a quality loan portfolio remains a key objective of the Company.

Total noninterest income was $1.4 million for the first three months of 2009 as compared to $940 thousand for the same period in 2008, a 52% increase. This increase was due primarily to the Fidelity acquisition which added approximately $385 million in deposits resulting in higher service charges on deposit accounts and to gains realized on the investment securities portfolio.

Total noninterest expenses increased from $6.2 million in the first three months of 2008 to $10.3 million for the first three months of 2009, an increase of 66%. The primary reasons for this increase was the Fidelity acquisition which increased the size of the organization resulting in higher staff levels and related personnel costs, increased occupancy costs, higher internet and license agreement fees, and higher loan collection costs.  In addition, higher costs were incurred for marketing, sponsorships, broker fees and legal, accounting and professional fees.  The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 69.10% for the three months ended March 31, 2009, as compared to 65.07% for the three months ended March 31, 2008. The Company is placing additional emphasis in 2009 on noninterest expense management.

For the three months ended March 31, 2009 as compared to 2008, the increase in net interest income from increased volumes, offset by the combination of a higher provision for credit losses, higher levels of noninterest income, a lower net interest margin and higher levels of noninterest expenses, and the preferred stock dividend resulted in decreased net income available to common shareholders during the three month period ended March 31, 2009 as compared to 2008.

The ratio of average common equity to average assets decreased from 9.67% for the first three months of 2008 to 6.89% for the first three months of 2009, as the capital growth in the average balance sheet over the past 12 months was due largely to the preferred stock issuance in December 2008. As discussed below, the capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities.  The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first three months of 2009 was $13.5 million compared to $8.6 million for the first three months of 2008, an increase of 57%. This increase in net interest income for the three months ended March 31, 2009 was attributable in part to the Fidelity acquisition which contributed to an increased volume of average earning assets of 76%, offset somewhat by a 10% decline in the net interest margin from 4.19% to 3.76%. The decline in the net interest margin was due to a lower benefit of noninterest funding sources as market interest rates were substantially lower in the first three months of 2009 as compared to 2008. In an effort to combat a weaker economic climate, the Federal Reserve lowered its targeted federal funds rate from 2.25% at March 31, 2008 to between 0.0% and 0.25% during December, 2008.

The table below presents the average balances and rates of the various categories of the Company’s assets and liabilities for the three months ended March 31, 2009 and 2008.  Included in the table is a measurement of interest rate spread and margin.  Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Average Balances, Interest Yields and Rates, and Net Interest Margin
(dollars in thousands)

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,763	$19	2.72%	$4,093	$43	4.23%
Loans (1) (2) (3)	1,281,925	18,113	5.73%	731,501	12,880	7.08%
Investment securities available for sale (3)	159,649	1,929	4.90%	84,029	1,052	5.04%
Federal funds sold	9,166	6	0.25%	5,840	39	2.69%
Total interest earning assets	1,453,503	20,067	5.60%	825,463	14,014	6.83%

Total noninterest earning assets	62,191			42,709
Less: allowance for credit losses	18,658			8,142
Total noninterest earning assets	43,533			34,567
TOTAL ASSETS	$1,497,036			$860,030

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$47,690	$32	0.27%	$44,143	$65	0.59%
Savings and money market	293,551	1,088	1.50%	185,589	1,067	2.31%
Time deposits	601,440	4,437	2.99%	288,965	3,296	4.59%
Customer repurchase agreements and federal funds purchased	98,582	281	1.16%	55,014	394	2.88%
Other short-term borrowings	29,333	40	0.56%	22,000	190	3.47%
Long-term borrowings	62,150	726	4.73%	39,670	402	4.08%
Total interest bearing liabilities	1,132,746	6,604	2.36%	635,381	5,414	3.43%

Noninterest bearing liabilities:
Noninterest bearing demand	214,546			136,409
Other liabilities	8,404			5,040
Total noninterest bearing liabilities	222,950			141,449

Stockholders’ equity	141,341			83,200
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,497,036			$860,030

Net interest income		$13,463			$8,600
Net interest spread			3.24%			3.40%
Net interest margin			3.76%			4.19%

(1) Includes Loans held for sale.
(2) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $433 thousand and $297 thousand for the three months ended March 31, 2009 and 2008, respectively.
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

Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank’s outside loan review consultant, support management’s assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption “Critical Accounting Policies” for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the following table which reflects the comparative charge-offs and recoveries of loan charge-offs information.

During the first three months of 2009, a provision for credit losses was made in the amount of $1.6 million and the allowance for credit losses increased $648 thousand, including the impact of $918 thousand in net charge-offs during the period. The provision for credit losses of $1.6 million in the first three months of 2009 compared to a provision for credit losses of $720 thousand in the first three months of 2008. The higher provisioning in the first quarter of 2009 as compared to 2008 is attributable to risk migration within the portfolio and increased reserves for problem loans.  The reserve allocable to construction loans declined due to a shift in the risk classifications and a decline of approximately $20.9 million in construction loan balances for the three months ended March 31, 2009.

As part of its comprehensive loan review process, the Bank’s Board of Directors and Loan Committee or Company’s Credit Review Committees carefully evaluate loans which are past-due 30 days or more.  The Committee(s) make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk requiring additional reserves.

The maintenance of a high quality loan portfolio, with an adequate allowance for possible credit losses, will continue to be a primary management objective for the Company.

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended
(dollars in thousands)	March 31,
	2009	2008
Balance at beginning of year	$18,403	$8,037
Charge-offs:
Commercial (1)	938	-
Real estate – commercial	-	-
Real estate – residential	-	-
Construction - commercial and residential	-	-
Home equity	-	-
Other consumer	-	24
Total charge-offs	938	24

Recoveries:
Commercial (1)	20	-
Real estate – commercial	-	-
Real estate – residential	-	-
Construction - commercial and residential	-	-
Home equity	-	-
Other consumer	-	-
Total recoveries	20	-
Net charge-offs	(918)	(24)

Additions charged to operations	1,566	720
Balance at end of period	$19,051	$8,733

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.29%	0.01%

(1) Includes SBA loans.

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	As of March 31,		As of December 31,
(dollars in thousands)	2009		2008
	Amount	% (1)	Amount	% (1)
Commercial	$9,830	25%	$8,923	27%
Real estate – commercial	5,328	46%	4,849	43%
Real estate – residential	24	1%	58	1%
Construction - commercial and residential	3,330	21%	3,972	22%
Home equity	347	6%	394	6%
Other consumer	192	1%	207	1%
Unallocated	-	-	-	-
Total loans	$19,051	100%	$18,403	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and other real estate owned, totaled $49.8 million at March 31, 2009, compared to $26.4 million at December 31, 2008 and $11.7 million at March 31, 2008. The percentage of nonperforming assets to total assets was 3.33% at March 31, 2009, compared to 1.76% at December 31, 2008 and 1.30% at March 31, 2008. Included in nonperforming assets at March 31, 2009 is other real estate owned (OREO) of $3.3 million. The Company added three foreclosed properties with a net carrying value of approximately $2.4 million during the quarter ended March 31, 2009 bringing the total OREO properties to seven at March 31, 2009, compared to four properties with a net carrying value of $909 thousand at December 31, 2008 and no OREO at March 31, 2008.

Excluding OREO from nonperforming assets, total nonperforming loans amounted to $46.5 million at March 31, 2009 (3.67% of total loans), compared to $25.5 million at December 31, 2008 (2.01% of total loans) and $11.7 million (1.54% of total loans) at March 31, 2008.

The increase in non-performing loans is due to the following: one loan for approximately $10.9 million which was subsequently brought current in April 2009, fifteen loans acquired from Fidelity totaling approximately $11.7 million, five commercial real estate loans totaling approximately $5.0 million which are currently experiencing delays in construction, development, and/or absorption, two commercial business loans totaling approximately $3.3 million, and a number of smaller commercial business loans totaling approximately $4.0 million.

Nonaccrual loans in the table below at March 31, 2009 include approximately $22.7 million in nonperforming commercial real estate construction loans. The increase as compared to March 31, 2008 is principally due to the acquisition of nonperforming loans in connection with the acquisition of Fidelity. Under generally accepted accounting principles, specific reserves associated with impaired loans acquired in a merger are to be charged off (or shown as an unaccretable discount) resulting in the acquiring entity (the Company) carrying the nonperforming loans at the resulting net fair value. The impact of this adjustment was to increase nonperforming loans without the corresponding specific reserves previously assigned by Fidelity, thus lowering the allowance coverage ratio. Additionally, slowing absorption in commercial construction projects has caused delays in project sell out and loan repayment according to contractual terms. Where appropriate, as with all nonperforming loans, specific reserves have been established for these nonperforming construction loans.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,		December 31,
(dollars in thousands)	2009	2008	2008
Nonaccrual Loans:
Commercial	$8,193	$1,314	$3,506
Other consumer	4	-	-
Home equity	239	123	196
Construction - commercial and residential	22,694	9,645	17,588
Real estate - commercial	4,455	629	4,167
Accrual loans-past due 90 days:
Commercial	-	-	-
Other consumer	-	-	-
Real estate - commercial	10,909	-	-
Restructured loans	-	-	-
Total nonperforming loans	46,494	11,711	25,457
Other real estate owned	3,289	-	909
Total nonperforming assets	$49,783	$11,711	$26,366

Coverage ratio, allowance for credit losses to total nonperforming loans (1)	40.98%	74.57%	72.29%
Ratio of nonperforming loans to total loans	3.67%	1.54%	2.01%
Ratio of nonperforming assets to total assets	3.33%	1.30%	1.76%

(1) The decline in the coverage ratio was due primarily to the acquisition of nonperforming loans as a result of the
Fidelity acquisition.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

The Company had no troubled debt restructured loans at either March 31, 2009 or 2008. Impaired loans consisted of $46.5 million of nonaccrual loans at March 31, 2009, with $2.5 million of specific reserves, compared to $11.7 million of impaired loans at March 31, 2008 with $580 thousand of specific reserves.

At March 31, 2009, there were $2.1 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the three months ended March 31, 2009 was $1.4 million compared to $940 thousand for the same three month period in 2008, a 52% increase. This increase was due primarily to higher service charges on deposit accounts and to gains realized on the investment securities portfolio.

For the three months ended March 31, 2009 service charges on deposit accounts increased to $738 thousand from $358 thousand for the same three month period ended March 31, 2008, an increase of 106%. The increase in service charges for the year was primarily related to the Fidelity acquisition, to fee increases due in part to the impact of lower interest rates on customer earnings credits, and to new relationships.

Gain on sale of loans consists of SBA and residential mortgage loans.  Gain on sale of loans increased from $127 thousand to $131 thousand for the three months ended March 31, 2009, compared to the same three month period in 2008, or an increase of 3%.

The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. There was no income from this source for the three months ended March 31, 2009, compared to $37 thousand for the same three month period in 2008. The decline was due to lower volumes of activity due to weaker economic conditions and to a lowering of the profit margin afforded on SBA guaranteed loan sales. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $131 thousand for the three months ended March 31, 2009 compared to $90 thousand in the same period in 2008. The Company continues its efforts to originate residential mortgages and to sell these assets on a servicing released basis. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be a minimal risk and to date has not been required to repurchase any loans. The Bank does not originate so called “sub-prime” loans and has no exposure to this market segment.  Higher refinancing activity resulting from a decline in residential mortgage rates in 2009 as compared to 2008 was the reason for the increase.

Other income totaled $317 thousand for the first three months of 2009 as compared to $329 thousand for the same three month period in 2008, a decrease of 4%. The major components of income in this category consist of ATM fees, SBA service fees, noninterest loan fees and other noninterest fee income. Noninterest loan fees decreased to $93 thousand for the three months ended March 31, 2009 from $155 thousand for the same three month period in 2008, a decrease of 40%. Other noninterest fee income was $81 thousand for the three months ended March 31, 2009 compared to $53 thousand for the same three month period in 2008, a 54% increase due primarily to increases in miscellaneous bank fees.

Net investment gains amounted to $132 thousand for the first three months of 2009 as compared to $10 thousand for the same three month period in 2008.  Investment gains and losses are typically recognized as part of the Company’s asset and liability management to meet loan demand or to better manage the Bank’s interest rate risk position.

Noninterest Expense

Noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, outside data processing, legal, accounting and professional fees and other expenses.

Total noninterest expense was $10.3 million for the three months ended March 31, 2009 compared to $6.2 million for the three months ended March 31, 2008, an increase of 66%.

Salaries and employee benefits were $5.3 million for the first three months of 2009, as compared to $3.6 million for the same three month period in 2008, a 46% increase. This increase was due to staff additions and related personnel costs, primarily resulting from the Fidelity acquisition, merit increases, incentive based compensation and increased benefit costs. At March 31, 2009, the Company’s staff numbered 227, as compared to 174 at March 31, 2008.

Premises and equipment expenses amounted to $1.9 million for the three months ended March 31, 2009 versus $1.1 million for the same three month period in 2008. This increase of 74% was due primarily to new banking offices acquired from the Fidelity acquisition.  Additionally, ongoing operating expense increases associated with the Company’s facilities, all of which are leased, and increased equipment costs contributed to the overall increase in expense.  For the three months ended March 31, 2009 the Company recognized $75 thousand of sublease revenue as compared to $72 thousand for the same three month period in 2008. The sublease revenue is a direct offset of premises and equipment expenses.

Marketing and advertising costs increased from $81 thousand for the three months ended March 31, 2008 to $315 thousand for the same three month period in 2009, an increase of 289%. The primary reasons for the significant increase were costs incurred in the first quarter for the sponsorship of the 2009 EagleBank Bowl.

Legal, accounting and professional fees were $590 thousand for the three months ended March 31, 2009, as compared to $170 thousand for the same three month period in 2008, a 247% increase. This increase is primarily due to collection costs related to nonperforming assets and professional fees for consulting services.

FDIC insurance and regulatory assessments were $476 thousand for the three months ended 2009, as compared to $126 thousand in 2008, an increase of 278%. The primary reasons for the increase were an increase in the FDIC premium rates charged on deposits and higher deposit balances following the Fidelity acquisition.

Other expenses increased to $1.2 million for the three months ended 2009 from $771 thousand for the three months ended March 31, 2008, or an increase of 54%. The major components of costs in this category include ATM expenses, broker fees, telephone, courier, printing, business development, office supplies, correspondent bank fees, and Federal Reserve fees.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (termed effective tax rate) decreased to 31.6% for the three months ended March 31, 2009 as compared to 36.8% for the same three month period in 2008. This decrease was due primarily to the purchase accounting adjustments established in connection with the Fidelity acquisition.

FINANCIAL CONDITION

Summary

At March 31, 2009, the Company’s total assets were $1.5 billion, loans were $1.3 billion, deposits were $1.1 billion, other borrowings, including customer repurchase agreements were $193.1 million and stockholders’ equity was $144.5 million.  As compared to December 31, 2008, at March 31, 2009 assets decreased by $1.1 million (0.1%), loans increased by $2.4 million (0.2%), deposits increased by $19.3 million (1.7%), borrowings decreased by $22.9 million (10.6%) and stockholders’ equity grew by $2.2 million (1.5%).

A substantial portion of the year over year growth in all categories in the three months ended March 31, 2009 was due to the Fidelity acquisition completed in the third quarter of 2008.  A significant portion of the growth in stockholders’ equity was due to participation in the Capital Purchase Program established under the Emergency Economic Stimulation Act of 2008 (“EESA”) pursuant to which $38.235 million of preferred stock was sold to the United States Department of the Treasury (the “Treasury”) in December 2008.  In connection with the purchase, the Treasury also received warrants to purchase 770,236 shares of common stock, which are exercisable for a term of ten years and are reflected as a category of shareholders equity.

In July 2008, the Company, in an action to conserve capital, discontinued the payment of its quarterly cash dividend.   On October 1, 2008, the Company paid a 10% stock dividend on the common stock.  The Company paid a cash dividend of $0.0545 per common share for the first quarter of 2008.

Loans

Loans, net of amortized deferred fees and costs, at March 31, 2009, December 31, 2008 and March 31, 2008 by major category are summarized below:

	As of March 31,		As of December 31,		As of March 31,
(dollars in thousands)	2009		2008		2008
	Amount	%	Amount	%	Amount	%
Commercial	$321,049	25%	$334,999	27%	$154,761	20%
Real estate mortgage – commercial	579,815	46%	549,069	43%	385,119	51%
Real estate mortgage – residential	9,451	1%	9,757	1%	2,026	0%
Construction - commercial and residential	268,555	21%	283,020	22%	153,675	20%
Home equity	81,276	6%	80,295	6%	57,793	8%
Other consumer	7,812	1%	8,500	1%	6,173	1%
Total loans	1,267,958	100%	$1,265,640	100%	759,547	100%
Less: Allowance for Credit Losses	(19,051)		(18,403)		(8,733)
Net Loans and Leases	$1,248,907		$1,247,237		$750,814

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

For the three months ended March 31, 2009, noninterest bearing deposits increased $9.1 million as compared to December 31, 2008, while interest bearing deposits increased by $10.2 million during the same period, due substantially to money market deposits.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts time deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line and also acquires brokered deposits from a regional brokerage firm. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance.  These funds are currently classified as brokered deposits for regulatory reporting, but are deemed more core related. At March 31, 2009, total time deposits included $179.9 million of brokered deposits which represented 16% of total deposits. The CDARS component represented $76.6 million or 7% of total deposits. These sources are deemed reliable and cost efficient as an alternative funding source for the Company. At December 31, 2008, total time deposits included $192.7 million of brokered deposits which represented 17% of total deposits. The CDARS component represented $81.1 million or 7% of total deposits.

At March 31, 2009, the Company had approximately $232.7 million in noninterest bearing demand deposits, representing 20% of total deposits. This compared to approximately $223.6 million of these deposits at December 31, 2008 or 20% of total deposits.  These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve.  Proposed legislation has been introduced in past Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $120.9 million at March 31, 2009 compared to $93.9 million at December 31, 2008, the increase being attributed primarily to growth in escrow accounts from refinancing activities. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At March 31, 2009 the Company had no amounts outstanding balances under its federal funds lines of credit provided by correspondent banks, as compared to $5.0 million outstanding at December 31, 2008. This decrease was due to changes in the funding mix to the less expensive funding provided by the Federal Home Loan Bank of Atlanta (“FHLBA”). At March 31, 2009, the Bank had $60 million borrowings outstanding under its credit facility from the FHLBA, as compared to $105 million at December 31, 2008. Outstanding advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage loan portfolio.

On August 11, 2008, the Company entered into a Loan Agreement and related Stock Security Agreement and Promissory Note (the “credit facility”) with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $20 million for working capital purposes, to finance capital contributions to the Bank and ECV. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25%. Interest is payable on a monthly basis.  The term of the credit facility expires on August 31, 2010.  At any time, provided no event of default exists, the Company may term out repayment of the outstanding principal balance of the credit facility over a five year term, based on a ten year straight line amortization.  At March 31, 2009, there were no amounts outstanding under this credit facility.

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

Liquidity Management

Liquidity is a measure of the Company and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s investment portfolio of debt securities is held in an available-for-sale status and had at March 31, 2009 a substantial unrealized gain position, which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity, includes a $20 million line of credit with a regional bank, secured by the stock of the Bank, against which there were no amounts outstanding at March 31, 2009. Additionally, the Bank can purchase up to $76.5 million in federal funds on an unsecured basis and $5.5 million on a secured basis from its correspondents, against which there were no amounts outstanding at March 31, 2009. At March 31, 2009, the Bank was also eligible to make advances from the FHLB up to $130.0 million based on collateral at the FHLB, of which it had $60.0 million of advances outstanding at March 31, 2009. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The substantial use of the FHLB facility as of March 31, 2009 was based on it providing the most cost effective means to fund loan growth in the first quarter of 2009.

The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer.  The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, repurchase agreements and Bank lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee of the Bank’s Board of Directors (“ALCO”) has adopted policy guidelines which emphasize the importance of core deposits and their continued growth.

At March 31, 2009, under the Bank’s liquidity formula, it had $371.9 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at March 31, 2009 are as follows:

(in thousands)
Loan commitments	$50,020
Unused lines of credit	185,670
Letters of credit	14,637
Total	$250,327

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and re-pricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives.

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

For the analysis presented below, at March 31, 2009, the bank’s assumption for the re-pricing of interest bearing, savings and money market deposit accounts reflects 50 basis points in interest rates for each 100 basis points in interest rates in both a decreasing and increasing interest rate shock scenario with a floor of 10 basis points.

As quantified in the table below, the Company’s analysis at March 31, 2009 shows a moderate effect on net interest income, net income and the economic value of equity when interest rates are shocked down 100 and 200 basis points and up 100 and 200 basis points, due to the significant level of variable rate and repriceable assets and liabilities. The re-pricing duration of the investment portfolio is about 1.8 years, the loan portfolio about 1.1 years; the interest bearing deposit portfolio about 1.2 years and the borrowed funds portfolio about 1.0 years.

The following table reflects the result of a shock simulation on the March 31, 2009 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+200	-3.3%	-13.4%	-3.2%
+100	-2.0%	-8.1%	-0.6%
0	-	-	-
-100	+3.8%	+15.5%	-3.0%
-200	+2.9%	+12.0%	-6.4%

The results of simulation are within the policy limits adopted by the Company.  For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change and 12% for a 200 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change and 15% for a 200 basis point change. The change in the economic value of equity in a lower interest rate shock scenario at March 31, 2009 is due primarily to call risk in the investment portfolio and to the lower value of noninterest deposits.

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

The yield curve stabilized during the first quarter of 2009 producing a slight increase of 0.06% in the net interest spread from December 31, 2008.  During the first quarter of 2009, the Company’s net interest spread was 3.24% as compared to 3.18% for the fourth quarter of 2008 and 3.40% for the first quarter of 2008. The Company believes that the change in the net interest spread has been consistent with its risk analysis. Furthermore, as market interest rates are currently very low, the lower rates tend to create floors (given a shock of -100 and -200 basis points) on various deposit interest rate products, as interest rates cannot be reduced below zero. This effect further serves to compress net interest income and net interest spreads and margins.

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

Based on the current economic environment, management has generally been endeavoring to maintain the duration of the investment portfolio in the face of increased call risk, to acquire more fixed rate loans, where available, and has been emphasizing the acquisition of shorter-term time deposits, including brokered CD’s and shorter-term FHLB borrowings. These additional brokered deposits and non-deposit sources have been required to fund loan growth in excess of core deposit growth. This strategy had mitigated the Company’s exposure to lower interest rates through March 31, 2009.

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

At March 31, 2009, the Company had a positive GAP position of approximately 15% of total assets out to three months and a positive cumulative GAP position of 0.11% out to 12 months; as compared to a positive GAP position of 13% out to three months and a positive cumulative GAP position of 2% out to 12 months at December 31, 2008.  The change in the GAP position at March 31, 2009 as compared to December 31, 2008 relates primarily to a change in the deposit mix to longer-term maturities. The current position is within guideline limits established by ALCO.

If interest rates decline, the Company’s net interest income and margin are expected to contract slightly because of the lower market rates at March 31, 2009 and the inability to significantly lower deposit interest rates.  Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the effects of a declining interest rate environment may not be in accordance with management’s expectations. If interest rates move significantly up or down, the Company’s interest rate sensitivity position at March 31, 2009 shows risk exposures within established policy limits established by ALCO. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP Analysis
March 31, 2009
(dollars in thousands)

Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investments securities	$35,972	$50,369	$50,162	$9,371	$13,102	$158,976
Loans (1)(2)	669,348	119,878	253,081	182,709	45,774	1,270,790
Fed funds and other short-term investments	9,685	-	-	-	-	9,685
Other earning assets	-	12,564	-	-	-	12,564
Total	$715,005	$182,811	$303,243	$192,080	$58,876	$1,452,015	$43,759	$1,495,774

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$7,866	$23,598	$62,929	$62,929	$75,403	$232,725
Interest bearing transaction	23,920	-	9,567	9,568	4,785	47,840	-
Savings and money market	151,512	-	60,604	60,605	30,301	303,022	-
Time deposits	140,538	387,826	31,347	4,262	1,158	565,131	-
Customer repurchase agreements and fed
funds purchased	120,918	-	-	-	-	120,918
Other borrowings	40,000	-	10,000	-	22,150	72,150
Total	$484,754	$411,424	$174,447	$137,364	$133,797	$1,341,786	$9,459	$1,351,245
GAP	$230,251	$(228,613)	$128,796	$54,716	$(74,921)	$110,229
Cumulative GAP	$230,251	$1,638	$130,434	$185,150	$110,229

Cumulative gap as percent of total assets	15.39%	0.11%	8.72%	12.38%	7.37%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent in total 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.    Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

Capital

The actual capital amounts and ratios for the Company and Bank as of March 31, 2009 and March 31, 2008 are presented in the table below:

					For Capital	To Be Well
(dollars in thousands)	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *
As of March 31, 2009
Total capital to risk-weighted assets	$163,608	12.43%	$143,731	10.96%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	134,978	10.26%	127,313	9.71%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	134,978	9.06%	127,313	8.56%	3.0%	5.0%

As of March 31, 2008
Total capital to risk-weighted assets	$90,880	10.95%	$86,437	10.48%	8.0%	10.0%
Tier 1 to risk-weighted assets	82,147	9.90%	77,734	9.42%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	82,147	9.55%	77,734	9.11%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company.  At March 31, 2009, subject to prior approval by the Maryland Commissioner of Financial Regulation, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk”.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

Item 1A - Risk Factors

There have been no material changes as of March 31, 2009 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities                                                                                          None

Item 4 - Submission of Matters to a Vote of Security Holders	None

Item 5 - Other Information                                                                                                                   None

(a) Required 8-K Disclosures                                                                                              None

(b) Changes in Procedures for Director Nominations                                                    None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of the Company (3)
4	Warrant to Purchase Common Stock
10.1	1998 Stock Option Plan (4)
10.2	Amended and Restated Employment Agreement between Martha Foulon-Tonat and the Bank (5)
10.3	Amended and Restated Employment Agreement between James H. Langmead and the Bank (6)
10.4	Amended and Restated Employment Agreement between Thomas D. Murphy and the Bank (7)
10.5	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (8)
10.6	Amended and Restated Employment Agreement between Susan G. Riel and the Bank (9)
10.7	Director’s Fee Agreement between Leonard L. Abel and the Company (10)
10.8	2006 Stock Plan (11)
11	Statement Regarding Computation of Per Share Income
See Note 8 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of Susan G. Riel
31.3	Certification of Michael T. Flynn
31.4	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of Susan G. Riel
32.3	Certification of Michael T. Flynn
32.4	Certification of James H. Langmead
 _____________________________
(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(3)	Incorporated by reference to the exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(5)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(6)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(7)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(9)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(10)	Incorporated by reference to exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(11)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 11, 2009	By: /s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: May 11, 2009	By: /s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company