Form 10-Q
period 2009-06-30
EAGLE BANCORP INC
filed 2009-08-10
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
( X )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

OR

(   )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes [ ]          No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 7, 2009, the registrant had 12,763,940 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements

EAGLE BANCORP, INC.
Consolidated Balance Sheets
June 30, 2009 and December 31, 2008
(dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008
Assets	(Unaudited)	(Audited)
Cash and due from banks	$28,187	$27,157
Federal funds sold	27,044	191
Interest bearing deposits with banks and other short-term investments	2,426	2,489
Investment securities available for sale, at fair value	177,710	169,079
Loans held for sale	10,502	2,718
Loans	1,313,394	1,265,640
Less allowance for credit losses	(19,650)	(18,403)
Loans, net	1,293,744	1,247,237
Premises and equipment, net	9,245	9,666
Deferred income taxes	12,404	11,106
Bank owned life insurance	12,680	12,450
Intangible assets, net	4,392	2,533
Other real estate owned	3,081	909
Other assets	8,791	11,292
Total Assets	$1,590,206	$1,496,827

Liabilities
Deposits:
Noninterest bearing demand	$231,171	$223,580
Interest bearing transaction	55,624	54,801
Savings and money market	375,007	271,791
Time, $100,000 or more	284,595	249,516
Other time	301,833	329,692
Total deposits	1,248,230	1,129,380
Customer repurchase agreements
and federal funds purchased	112,163	98,802
Other short-term borrowings	30,000	55,000
Long-term borrowings	32,150	62,150
Other liabilities	22,415	9,124
Total liabilities	1,444,958	1,354,456

Stockholders' Equity
Preferred stock, par value $.01 per share, shares authorized
1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 38,235 and 38,235 respectively,
discount of $1,725 and $1,892, respectively, net	36,458	36,312
Common stock, $.01 par value; shares authorized 50,000,000, shares
issued and outstanding 12,763,940 (2009) and 12,714,355 (2008)	127	127
Warrants	1,892	1,892
Additional paid in capital	77,099	76,822
Retained earnings	28,575	24,866
Accumulated other comprehensive income	1,097	2,352
Total stockholders' equity	145,248	142,371
Total Liabilities and Stockholders' Equity	$1,590,206	$1,496,827

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations
For the Six and Three Month Periods Ended June 30, 2009 and 2008 (Unaudited)
 (dollars in thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
Interest Income	2009	2008	2009	2008
Interest and fees on loans	$36,683	$25,824	$18,570	$12,944
Interest and dividends on investment securities	3,768	2,070	1,839	1,018
Interest on balances with other banks and short-term investments	37	57	18	14
Interest on federal funds sold	11	58	5	19
Total interest income	40,499	28,009	20,432	13,995
Interest Expense
Interest on deposits	10,609	8,336	5,052	3,908
Interest on customer repurchase agreements and
federal funds purchased	574	695	293	301
Interest on other short-term borrowings	158	298	118	108
Interest on long-term borrowings	1,375	838	649	436
Total interest expense	12,716	10,167	6,112	4,753
Net Interest Income	27,783	17,842	14,320	9,242
Provision for Credit Losses	3,284	1,534	1,718	814
Net Interest Income After Provision For Credit Losses	24,499	16,308	12,602	8,428

Noninterest Income
Service charges on deposits	1,455	761	717	402
Gain on sale of loans	658	279	527	152
Gain on sale of investment securities	1,537	10	1,405	-
Increase in the cash surrender value of bank owned life insurance	230	233	116	117
Other income	655	627	338	299
Total noninterest income	4,535	1,910	3,103	970
Noninterest Expense
Salaries and employee benefits	10,349	7,286	5,044	3,646
Premises and equipment expenses	3,702	2,183	1,827	1,103
Marketing and advertising	557	195	242	114
Data processing	1,122	743	575	403
Legal, accounting and professional fees	1,377	408	787	238
FDIC insurance premiums	1,915	247	1,474	137
Other expenses	2,844	1,678	1,624	891
Total noninterest expense	21,866	12,740	11,573	6,532
Income Before Income Tax Expense	7,168	5,478	4,132	2,866
Income Tax Expense	2,442	1,972	1,481	1,011
Net Income	4,726	3,506	2,651	1,855
Preferred Stock Dividends and Discount Accretion	1,172	-	589	-
Net Income Available to Common Shareholders	$3,554	$3,506	$2,062	$1,855

Earnings Per Common Share
Basic	$0.28	$0.33	$0.16	$0.17
Diluted	$0.28	$0.32	$0.16	$0.17
Dividends Declared Per Common Share	$-	$0.1091	$-	$0.0545

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2009 and 2008 (Unaudited)
 (dollars in thousands, except per share data)

	2009	2008
Cash Flows From Operating Activities
Net income	$4,726	$3,506
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for credit losses	3,284	1,534
Depreciation and amortization	1,130	663
Gains on sale of loans	(658)	(279)
Origination of loans held for sale	(72,270)	(18,204)
Proceeds from sale of loans held for sale	65,144	19,176
Increase in cash surrender value of BOLI	(230)	(233)
Gain on sale of investment securities	(1,537)	(10)
Stock-based compensation expense	277	126
Excess tax benefit from exercise of non-qualified stock options	-	(192)
Increase in other assets	(4,196)	(93)
Increase (decrease) in other liabilities	13,291	(262)
Net cash provided by operating activities	8,961	5,732

Cash Flows From Investing Activities
Decrease in interest bearing deposits with other banks
and short term investments	63	3,099
Purchases of available for sale investment securities	(94,285)	(5,879)
Proceeds from maturities and principal payments
of available for sale securities	37,871	4,764
Proceeds from sale/call of available for sale securities	49,320	8,010
Net increase in loans	(49,791)	(78,842)
Bank premises and equipment acquired	(617)	(523)
Net cash used in investing activities	(57,439)	(69,371)

Cash Flows From Financing Activities
Increase in deposits	118,850	67,505
Increase (decrease) in customer repurchase agreements and
federal funds purchased	13,361	(13,698)
Decrease in other short-term borrowings	(25,000)	(7,000)
(Decrease) increase in long-term borrowings	(30,000)	20,000
Payment of dividends on preferred stock	(850)	-
Issuance of common stock	-	794
Excess tax benefit from exercise of non-qualified stock options	-	192
Payment of dividends and payment in lieu of fractional shares	-	(1,178)
Net cash provided by financing activities	76,361	66,615

Net Increase In Cash And Due From Banks	27,883	2,976

Cash And Due From Banks At Beginning Of Period	27,348	15,652

Cash and Due from Banks At End Of Period	$55,231	$18,628

Supplemental Cash Flows Information
Interest paid	$10,562	$9,894
Income taxes paid	$3,096	$3,052
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$2,300	$-

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Month Periods Ended June 30, 2009 and 2008 (Unaudited)
 (dollars in thousands, except per share data)

						Accumulated
						Other	Total
	Preferred	Common		Additional Paid	Retained	Comprehensive	Stockholders'
	Stock	Stock	Warrants	in Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2009	$36,312	$127	$1,892	$76,822	$24,866	$2,352	$142,371
Comprehensive Income
Net Income					4,726		4,726
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						(271)	(271)
Less: reclassification adjustment for gains net of taxes of $553 included in net income						(984)	(984)
Total Comprehensive Income				`			3,471
Preferred stock dividends ($22.22 per share)					(850)		(850)
Stock-based compensation				277			277
Preferred stock:
Issuance costs	(21)						(21)
Discount accretion	167				(167)		-
Balance, June 30, 2009	$36,458	$127	$1,892	$77,099	$28,575	$1,097	$145,248

Balance, January 1, 2008	$-	$97	$-	$52,290	$28,195	$584	$81,166
Comprehensive Income
Net Income					3,506		3,506
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						(387)	(387)
Less: reclassification adjustment for gains net of taxes of $4 included in net income						(6)	(6)
Total Comprehensive Income				`			3,113
Cash Dividend ($0.1091 per share)					(1,178)		(1,178)
Shares issued under dividend reinvestment plan -					.
47,567 shares				523			523
Stock-based compensation				126			126
Exercise of options for 85,814 shares of common stock	-	1	-	270			271
Tax benefit on non-qualified options exercise				192			192
Balance, June 30, 2008	$-	$98	$-	$53,401	$30,523	$191	$84,213

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Eagle Bancorp, Inc. (the “Company”) included herein are unaudited.  The consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals that in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2008 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2009.

Management has evaluated subsequent events for potential recognition and/or disclosure through August 10, 2009, which is the date that the Company’s financial statements included in this Quarterly Report on Form 10Q were issued.  No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

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

4. HIGHER RISK LENDING – REVENUE RECOGNITION

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in  Exhibit 1 to AcSEC Practice Bulletin No.1 and Staff Accounting Bulletin (“SAB”) No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of noninterest income. The Bank had one higher risk lending transaction, amounting to $1.7 million and $1.8 million, outstanding as of June 30, 2009 and December 31, 2008, respectively.

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

6. INVESTMENT SECURITIES AVAILABLE FOR SALE

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$15,722	$322	$19	$16,025
Mortgage backed securities - GSEs	128,813	2,388	334	130,867
Municipal bonds	20,895	-	474	20,421
Federal Reserve and Federal Home Loan Bank stock	10,045	-	-	10,045
Other equity investments	396	-	44	352
	$175,871	$2,710	$871	$177,710

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$71,837	$2,197	$5	$74,029
Mortgage backed securities - GSEs	77,242	2,559	31	79,770
Municipal bonds	5,061	-	353	4,708
Federal Reserve and Federal Home Loan Bank stock	9,599	-	-	9,599
Other equity investments	1,396	-	423	973
	$165,135	$4,756	$812	$169,079

Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2009	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$2,965	$19	$-	$-	$2,965	$19
Mortgage backed securities - GSEs	53,176	334	-	-	53,176	334
Municipal bonds	6,982	474	-	-	6,982	474
Other equity investments	134	44	-	-	134	44
	$63,257	$871	$-	$-	$63,257	$871

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$4,480	$5	$-	$-	$4,480	$5
Mortgage backed securities - GSEs	7,715	31	-	-	7,715	31
Municipal bonds	4,707	353	-	-	4,707	353
Other equity investments	576	423	-	-	576	423
	$17,478	$812	$-	$-	$17,478	$812

The unrealized losses that exist are the result of changes in market interest rates since original purchases.  The weighted average duration of debt securities, which comprise 94% of total investment securities, is relatively short at 3.1 years. The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2009 represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributed to changes in market interest rates since the original purchases, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

The amortized cost and estimated fair value of investments available for sale at June 30, 2009, by contractual maturity, are shown in the table below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Amounts maturing
U. S. Government agency securities maturing:
One year or less	$1,999	$2,089
After one year through five years	13,723	13,936
Mortgage backed securities - GSEs	128,813	130,867
Municipal bonds maturing:
Five years through ten years	3,034	3,028
After ten years	17,861	17,393
FRB, FHLB and other equity securities	10,441	10,397
	$175,871	$177,710

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreement to repurchase, and certain lines of credit with correspondent banks at June 30, 2009 was $155 million. As of June 30, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of shareholders’ equity.

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

8. EARNINGS PER SHARE

The calculation of net income per common share for the six and three months ended June 30 was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(dollars and shares in thousands)	2009	2008	2009	2008
Basic
Net income available to common stockholders	$3,554	$3,506	$2,062	$1,855
Average common shares outstanding	12,747	10,788	12,750	10,759
Basic net income per common share	$0.28	$0.33	$0.16	$0.17

Diluted
Net income available to common stockholders	$3,554	$3,506	$2,062	$1,855
Average common shares outstanding	12,747	10,788	12,750	10,759
Adjustment for common share equivalents	70	131	137	160
Average common shares outstanding-diluted	12,817	10,919	12,887	10,919
Diluted net income per common share	$0.28	$0.32	$0.16	$0.17

Per share amounts and the number of outstanding shares have been adjusted to give effect to the 10% common stock dividend paid on October 1, 2008

9. STOCK-BASED COMPENSATION

The Company maintains the 1998 Stock Option Plan (“1998 Plan”) and the 2006 Stock Plan (“2006 Plan”). No additional options may be granted under the 1998 Plan.

The 2006 Plan provides for the issuance of awards of incentive options, nonqualifying options, restricted stock and stock appreciation rights to selected key employees and members of the Board. The 2006 Plan shares were increased from 715,000 to 1,215,000 on May 21, 2009 by approval of an amendment by the shareholders. Option awards were made with an exercise price equal to the market price of the Company’s shares at the date of grant.

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

In April 2009, the Company awarded options to purchase 1,500 shares to an employee under the 2006 Plan which have a ten-year term and vest in five substantially equal installments on the first through fifth anniversaries of the date of grant.

In June 2009, the Company awarded 18,822 shares of restricted stock to eighteen nonemployee Directors of the Company and Bank. The restricted stock vests in three substantially equal installments beginning on the first year anniversary of the date of grant. The restricted stock is being recognized as compensation expense over a three-year period based on the market value of shares at the date of grant.

 The fair value of each option grant and other equity based award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions shown in the table below used for grants during the six months ended June 30, 2009 and the twelve months ended December 31, 2008 and 2007.

Below is a summary of changes in shares under option plans (split adjusted) for the six months ended June 30, 2009. The information excludes restricted stock awards.

			Weighted-Average	Weighted-Average	Aggregate
		Weighted-Average	Remaining	Grant Date	Intrinsic
As of 1/1/2009	Stock Options	Exercise Price	Contractual Life	Fair Value	Value
Outstanding	1,028,754	$13.01	-	$2.57	-
Vested	800,058	13.05	-	2.43	-
Nonvested	228,696	12.86	-	3.07	-

Period Activity
Issued	316,937	$6.34	-	$2.00	-
Exercised	-	-	-	-	-
Forfeited	3,980	9.38	-	2.24	-
Expired	10,936	12.89	-	3.17	-

As of 6/30/2009
Outstanding	1,330,775	$11.43	5.30	$2.43	$1,610,323
Vested	854,925	13.04	3.85	2.43	826,895
Nonvested	475,850	8.53	7.90	2.44	783,428

Outstanding:			Weighted-Average
Range of	Stock Options	Weighted-Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$2.98 - $8.10	559,722	$5.90	6.33
$8.11 - $11.07	246,215	10.24	4.94
$11.08 - $15.43	247,673	13.01	4.08
$15.44 - $26.86	277,165	22.27	4.62
	1,330,775	11.43	5.30

Exercisable:
Range of	Stock Options	Weighted-Average
Exercise Prices	Outstanding	Exercise Price
$2.98 - $8.10	222,023	$5.05
$8.11 - $11.07	244,214	10.24
$11.08 - $15.43	131,835	12.92
$15.44 - $26.86	256,853	22.68
	854,925	13.04

Assumptions:
	Six Months Ended	Year Ended	Year Ended
	June 30, 2009	2008	2007
Expected Volatility	25.9% - 41.2%	23.7% - 78.5%	18.5% - 24.4%
Weighted-Average Volatility	25.97%	35.47%	20.12%
Expected Dividends	0.0%	0.8%	1.4%
Expected Term (In years)	7.0 - 8.5	0.1 - 9.0	3.1 - 4.0
Risk-Free Rate	0.83%	2.54%	4.73%
Weighted-Average Fair Value (Grant date)	$2.00	$1.30	$4.40

Total intrinsic value of options exercised	$-
Total fair value of shares vested	$203,059
Weighted-average period over which nonvested awards are expected to be recognized	2.77 years

The expected lives are based on the “simplified” method allowed by SAB No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

Included in salaries and employee benefits, the Company recognized $141 thousand ($0.01 per share) and $277 thousand ($0.02 per share) in share based compensation expense for the three and six months ended June 30, 2009 as compared to $92 thousand ($0.01 per share) and $126 thousand ($0.01 per share) for the same periods in 2008. As of June 30, 2009 there was $1.2 million of total unrecognized compensation cost related to non-vested equity awards under the Company’s share based compensation plans. The $1.2 million of unrecognized compensation expense is being amortized over the remaining requisite service (vesting) periods through 2018.

10. NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Adopted

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities, as well as other assets and liabilities carried at fair value on a recurring basis. These provisions were applied prospectively and did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company. Effective January 2009, the Company adopted the provisions of SFAS 157 related to other nonfinancial assets and liabilities. The adoption of these provisions did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In April 2009, the Company adopted the provisions of FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly and in identifying circumstances that indicate a transaction is not orderly.  In such instances, management may determine that further analysis of the transactions or quoted prices is required, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157.  The provisions of FSP FAS 157-4 were applied prospectively and did not result in significant changes to the Company’s valuation techniques.  Furthermore, the adoption of FSP FAS 157-4 is not expected to have a material impact on our consolidated financial positions, results of operations or cash flows.

In April 2009, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  As FSP FAS 107-1 and APB 28-1 amended only the disclosure requirements about fair value of financial instruments in interim periods, the adoption had no impact on our consolidated financial positions, results of operations or cash flows.  See Note 11 for the disclosures required under the provisions of FSP FAS 107-1 and APB 28-1.

In April 2009, the Company adopted the provisions of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP amends current other-than-temporary impairment (“OTTI”) guidance in GAAP for debt securities by requiring a write-down when fair value is below amortized cost in circumstances where: (1) an entity has the intent to sell a security; (2) it is more likely than not that an entity will be required to sell the security before recovery of its amortized cost basis; or (3) an entity does not expect to recover the entire amortized cost basis of the security.  If an entity intends to sell a security or if it is more likely than not the entity will be required to sell the security before recovery, an OTTI write-down is recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value.  If an entity does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the OTTI write-down is separated into an amount representing credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income.  This FSP does not amend existing recognition and measurement guidance related to OTTI write-downs of equity securities.  This FSP also extends disclosure requirements about debt and equity securities to interim reporting periods.  See Note 6 for the disclosures required under the provisions of FSP FAS 115-2 and FAS 124-2.  The adoption of FSP FAS 115-2 and FAS 124-2 had no impact on retained earnings and is not expected to have a material impact on our consolidated financial positions, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements. SFAS 165 is effective for financial statements issued for interim or fiscal years ending after June 15, 2009. The adoption of SFAS 165, effective June 2009, did not affect our consolidated financial positions, results of operations or cash flows.

Accounting Pronouncements Issued But Not Yet Effective

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.”  SFAS No. 166 makes several significant amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” including the removal of the concept of a qualifying special-purpose entity from SFAS No. 140.  SFAS No. 166 also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset.  The provisions of SFAS No. 166 are effective for financial asset transfers occurring after December 31, 2009.  The adoption of the provisions of SFAS No. 166 will have no impact on our consolidated financial positions, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes.  The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.  The provisions of SFAS No. 167 are effective for the Company on January 1, 2010.  The adoption of the provisions of SFAS No. 167 will have on our consolidated financial positions, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  SFAS No. 168 established the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff.  All guidance contained in the Codification carries an equal level of authority.  The provisions of SFAS No. 168 are effective for interim and annual periods ending after September 15, 2009.  As the Codification is not intended to change GAAP, the adoption of the provisions of SFAS No. 168 will have no impact on our consolidated financial positions, results of operations or cash flows.

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

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2009, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investment securities available for sale	$177,710	$134	$177,358	$218	$-	$-

The following is a reconciliation of the beginning and ending balances for the six months ended June 30, 2009 for Level 3 assets.

Available-for-sale Securities
	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2009	June 30, 2009
Balance at beginning of period	$218	$218
Total realized and unrealized gains and losses:
Included in net income	-	-
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance at end of period	$218	$218

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

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Impaired loans	$30,993	$-	$21,587	$9,406	$-	$-
Other real estate owned	$3,081	$-	$-	$3,081	$-	$-

 Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS 114), and are measured on a non-recurring basis.  These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrows’ financial results, estimated cash flows generated from the property and other factors.  Certain assumptions and unobservable inputs are used many times by the appraiser, therefore, qualifying the assets as Level 3 in the fair value hierarchy.

The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell.  There was no change in fair value of other real estate owned during the six months ended June 30, 2009.

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

Other earning assets: The fair value of bank owned life insurance is the current cash surrender value which is the carrying value.

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

The estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value
Assets
Cash and due from banks	$28,187	$28,187	$27,157	$27,157
Interest bearing deposits with other banks	2,426	2,426	2,489	2,489
Federal funds sold	27,044	27,044	191	191
Investment securities	177,710	177,710	169,079	169,079
Loans held for sale	10,502	10,502	2,718	2,718
Loans	1,313,394	1,313,549	1,265,640	1,261,301
Other earning assets	12,680	12,680	12,450	12,450

Liabilities
Noninterest bearing deposits	231,171	231,171	223,580	223,580
Interest bearing deposits	1,017,059	1,020,851	905,800	911,257
Borrowings	174,313	177,377	215,952	218,758

12. PREFERRED STOCK AND WARRANTS

On December 5, 2008, the Company entered into and consummated a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued 38,235 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $38,235,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.   The Company accrued dividends on the preferred stock and recognized the discount accretion of $589 thousand for the three months ended June 30, 2009 reducing net income available to common stockholders to $2.1 million ($0.16 per basic and diluted common share).  On May 15, 2009, the Company paid the quarterly dividend payment of $478 thousand on the $38.2 million of preferred stock Series A due for the three months ended March 31, 2009.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through EagleBank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System (the “Bank”). The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has seven offices serving Montgomery County, five offices in the District of Columbia and one office in Fairfax County, Virginia.

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

The specific allowance allocates a reserve to identified impaired loans. Loans identified in the risk rating evaluation as substandard, doubtful or loss, (classified loans) are segregated from non-classified loans.  Classified loans are assigned specific reserves based on an impairment analysis. Under SFAS 114, a loan for which reserves are individually allocated may show deficiencies in the borrower’s overall financial condition, payment record, support available from financial guarantors and for the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company’s assessment of the loss that may be associated with the individual loan.

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

The environmental allowance is also used to estimate the loss associated with pools of non-classified loans. These non-classified loans are also stratified by loan type, and environmental allowance factors are assigned by management based upon a number of conditions, including delinquencies, loss history, changes in lending policy and procedures, changes in business and economic conditions, changes in the nature and volume of the portfolio, management expertise, concentrations within the portfolio, quality of internal and external loan review systems, competition, and legal and regulatory requirements.

The allowance captures losses inherent in the portfolio which have not yet been recognized.  Allowance factors and the overall size of the allowance may change from period to period based upon management’s assessment of the above described factors, the relative weights given to each factor, and portfolio composition.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including, in connection with the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors on the formula and environmental components of the allowance. The establishment of allowance factors involves a continuing evaluation, based on management’s ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors can have a direct impact on the amount of the provision, and a related after tax effect on net income. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.  Alternatively, errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance being in excess of amounts necessary to cover losses in the portfolio, and may result in lower provisions in the future. For additional information regarding the provision for credit losses, refer to the discussion under the caption “Provision for Credit Losses” below.

The Company follows the provisions of SFAS No. 123R, “Share-Based Payment”, which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock, and performance based shares.  This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company’s practice is to utilize reasonable and supportable assumptions which are reviewed with the appropriate Board Committee.

In accounting for the acquisition of Fidelity, the Company followed the provisions of SFAS No. 141 “Business Combinations”, which mandates the use of the purchase method of accounting and AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.  Accordingly, the tangible assets and liabilities and identifiable intangibles acquired were recorded at their respective fair values on the date of acquisition, with any impaired loans acquired being recorded at fair value outside the allowance for credit losses. The valuation of the loan and time deposit portfolios acquired were made by independent analysis for the difference between the instruments stated interest rates and the instruments current origination interest rate, with premiums and discounts being amortized to interest income and interest expense to achieve an effective market interest rate. An identified intangible asset related to core deposits was recorded based on independent valuation. Deferred tax assets were recorded for the future value of a net operating loss and for the tax effect of timing differences between the accounting and tax basis of assets and liabilities. The Company recorded an unidentified intangible (goodwill) for the excess of the purchase price of the acquisition (including direct acquisition costs) over the fair value of net tangible and identifiable intangible assets acquired.  In the second quarter of 2009, an adjustment to impaired loans acquired was made in the amount of $2.4 million, based on facts recently determined which also adjusted the amount of goodwill recorded (which was permitted within the 12 month period subsequent to consummation of the acquisition)

RESULTS OF OPERATIONS

Regulator Developments

Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum amount, which is generally $250,000 (in effect until December 31, 2013) per depositor subject to aggregation rules.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. In addition, the Bank participates in the FDIC’s Transaction Account Guarantee (“TAG”) program.  Under the TAG program, deposits in excess of $250,000 in all noninterest bearing transaction accounts and certain NOW accounts are insured by the FDIC.  The TAG program is under consideration by the FDIC for extension to June 30, 2010.

As disclosed in the Company’s 2008 Annual Report on Form 10-K, the FDIC adopted a Restoration Plan to restore the reserve ratio of the Deposit Insurance Fund (“DIF”) to 1.15%.  Effective April 1, 2009, the Restoration Plan provides base assessment rate adjustments downward for unsecured debt, upward for secured liabilities, and, for certain institutions, upward for brokered deposits.   For most institutions, assessments rates are based on weighted-average supervisory ratings and financial ratios.  Under the regulations of the FDIC, currently in effect, insurance assessments range between 0.07% and 0.78%, depending on a bank’s risk classification, as well as its unsecured debt, secured liabilities and brokered deposits.

In addition, under an interim rule approved in May 2009, the FDIC imposed a five basis point emergency special assessment based on assets less Tier 1 capital on insured depository institutions as of June 30, 2009.  The special assessment is payable on September 30, 2009.  The interim rule also authorizes the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance. The emergency special assessment resulted in an increase of $723,000 in FDIC insurance expense for the Bank during the second quarter of 2009 compared to the second quarter of 2008.

Based upon the Restoration Plan, the emergency assessment of five basis points as of  June 30, 2009 and other higher deposit insurance assessments beginning in the second quarter of 2009, the Company’s FDIC insurance expense will increase significantly its operating expenses for the year ended December 31, 2009.

Summary

On August 31, 2008 the Company completed the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) and its subsidiary Fidelity & Trust Bank (“F&T Bank”), which added approximately $360 million in loans, $100 million in investments, $385 million in deposits, $47 million in customer repurchase agreements and $13 million in equity capital.  The combined organization is reflected in the balance sheet at June 30, 2009 and results of operations for the six and three months ended June 30, 2009 but is not reflected in the balance sheet at June 30, 2008 and the results of operations for the six and three months ended June 30, 2008.

The Company reported net income of $4.7 million for the six months ended June 30, 2009 as compared to $3.5 million for the same six month period in 2008. Net income available to common shareholders (which is after accrual of preferred stock dividends) was $3.6 million for the six months ended June 30, 2009 ($0.28 per basic and diluted common share), compared to $3.5 million ($0.33 per basic and $0.32 per diluted common share) for the same period in 2008, an increase of 1%.

Net income available to common shareholders (which is after accrual of preferred stock dividends), was $2.1 million for the three months ended June 30, 2009 ($0.16 per basic and diluted common share), compared to $1.9 million ($0.17 per basic and diluted common share) for the same three months of 2008, an increase of 11%.

The Company had an annualized return on average assets of 0.63% and an annualized return on average common equity of 6.81% for the first six months of 2009, as compared to annualized returns on average assets and average common equity of 0.81% and 8.40%, respectively, for the same six months of 2008.

For the three months ended June 30, 2009, the Company had an annualized return on average assets of 0.70% and an annualized return on average common equity of 7.71% , as compared to annualized returns on average assets and average common equity of 0.84% and 8.81%, respectively,  for the same period in 2008.

For the six months ended June 30, 2009, net interest income showed an increase of 56% as compared to the same period in 2008 on growth in average earning assets of 74%. For the six months ended June 30, 2009 as compared to the same period in 2008, the Company experienced a decline in its net interest margin from 4.26% to 3.83% or 43 basis points. This change was primarily due to margin compression, reflecting declines in market interest rates on earning assets resulting from Federal Reserve activities which have not been matched by comparable declines in rates on interest bearing liabilities and by a lesser benefit of noninterest funding sources in a much lower interest rate environment.

For the three months ended June 30, 2009, net interest income showed an increase of 55% as compared to the same period in 2008 on growth in average earning assets of 71%. For the three months ended June 30, 2009 as compared to the same period in 2008, the Company experienced a decline in its net interest margin from 4.34% to 3.91% or 43 basis points. The decrease for the three months ended June 30, 2009 is due to the same reason stated above for the decline in the margin for the six months ended June 30, 2009.

For the six months ended June 30, 2009 and 2008, average interest bearing liabilities funding average earning assets was 78% and 77%, respectively. Additionally, while the average rate on earning assets for the six month period ended June 30, 2009 has declined by 111 basis points from 6.70% to 5.59%, as compared to the same period in 2008, the cost of interest bearing liabilities has decreased by 89 basis points from 3.15% to 2.26%, resulting in a decrease in the net interest spread of 22 basis points from 3.55% for the six months ended June 30, 2008 to 3.33% for the six months ended June 30, 2009. The 43 basis point decline in the net interest margin compares to a smaller decrease in the net interest spread as the benefit of average noninterest sources funding earning assets declined from 71 basis points for the six months ended June 30, 2008 to 50 basis points for the six months ended June 30, 2009. This decline was due to the significantly lower level of interest rates during the six months ended June 30, 2009 as compared to 2008.

For the three months ended June 30, 2009 and 2008, average interest bearing liabilities funding average earning assets was 78% and 77%, respectively.  Additionally, while the average rate on earning assets for the three months ended June 30, 2008has declined by 99 basis points from 6.57% to 5.58%, as compared to 2009, the cost of interest bearing liabilities has decreased by 73 basis points from 2.88% to 2.15%, resulting in a decrease in the net interest spread of 26 basis points from 3.69% for the quarter ended June 30, 2008 to 3.43% for the three months ended June 30, 2009. The net interest margin decreased 43 basis points from 4.34% for the three months ended June 30, 2008 to 3.91% for the three months ended June 30, 2008 and compares to a smaller decrease in the net interest spread as the benefit of average noninterest sources funding earning assets declined from 66 basis points for the three months ended June 30, 2008 to 48 basis points for the three months ended June 30, 2009, also due to the significantly lower level of interest rates in 2009 as compared to 2008.

The Company believes it has effectively managed its net interest margin and net interest income over the past 12 months as market interest rates have declined sharply. This factor has been significant to overall earnings performance over that period as net interest income represents the most significant component of the Company’s revenues.

Due to the need to meet loan funding objectives in excess of deposit growth, the bank has availed itself to a larger extent on alternative funding sources, such as Federal Home Loan Bank (“FHLB”) advances, correspondent bank lines of credit and brokered time deposits which costs have been judged reasonable as an alternative to more core funding. If significant reliance on alternative funding sources continues, the Company’s earnings could be adversely impacted, depending on the cost of those funds when needed.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased slightly from 89% of average earning assets in the first six months of 2008 to 88% of average earning assets for the same period of 2009.  Investment securities for the first six months of 2009 amounted to 11% of average earning assets, an increase of 1% from an average of 10% for the same period in 2008. Federal funds sold averaged 0.6% of average earning assets in the first six months of 2009 and 2008.

For the three months ended June 30, 2009 average loans were 88% of average earning assets a decrease of 2%, as compared to 90% for the same period in 2008. Investment securities for the three months ended June 30, 2009 amounted to 11% of average earning assets, an increase of 1% from an average of 10% for the same period in 2008 Federal funds sold averaged 0.6% of average earning assets for the three months ended June 30, 2009 as compared to 0.4% for the same period in 2008.

The provision for credit losses was $3.3 million for the first six months of 2009 as compared to $1.5 million for the same period in 2008. The higher provisioning in the first six months of 2009 as compared to 2008 is attributable to higher net charge-offs in 2009, risk migration within the portfolio and increased reserves for problem loans.

The provision for credit losses was $1.7 million for the three months ended June 30, 2009 as compared to $814 thousand for the three months ended June 30, 2008.  The higher provisioning in the second quarter of 2009 as compared to the second quarter of 2008 is primarily attributable to higher levels of loan growth in the second quarter of 2009 as compared to the same period in 2008 ($45.4 million as compared to $35.6 million), increases in specific reserves for problem and potential problem loans, and net charge-offs.

The ratio of net charge-offs to average loans was 0.32% for the first six months of 2009 as compared to 0.11% for the first six months of 2008. The continued management of a quality loan portfolio remains a key objective of the Company. For the six months ended June 30, 2009, net charge-offs totaled $2.0 million versus $417 thousand for the six months ended June 30, 2008.

In total, the ratio of net charge-offs to average loans was 0.35% for the three months ended June 30, 2009 as compared to 0.20% for the same three month period of 2008. For the three months ended June 30, 2009, the Company recorded net charge-offs of $1.1 million as compared to $393 thousand of net charge-offs for the three months ended June 30, 2008.

Total noninterest income was $4.5 million for the first six months of 2009 as compared to $1.9 million for the same period in 2008, a 137% increase. This increase was due primarily to higher service charges on deposit accounts of $694 thousand, gains realized on the sale of residential and SBA loans of $379 thousand, and gains realized on the investment securities portfolio of $1.5 million. Investment gains realized in 2009 are the result of asset/liability management decisions to reduce call risk in the portfolio of U.S. Agency securities, to reduce potential extension risk in longer term U.S. Agency mortgage backed securities and to better position the investment portfolio for potentially higher interest rates over future years. Increased gains from mortgage banking activities in 2009 reflect higher levels of mortgage refinancing given lower market interest rates.

Total noninterest income for the three months ended June 30, 2009 increased 220% from the same period in 2008 from $970 thousand to $3.1 million. This increase was due primarily to higher service charges on deposit accounts of $315 thousand, gains realized on the sale of residential and SBA loans of $375 thousand, and gains realized on the investment securities portfolio of $1.4 million for the reasons noted above.

Total noninterest expenses increased from $12.7 million in the first six months of 2008 to $21.9 million for the first six months of 2009, an increase of 72%. The primary reason for this increase was the Fidelity acquisition which increased the size of the organization resulting in higher staff levels and related personnel costs of $3.1 million, increased occupancy costs of $1.5 million, and data processing of $379 thousand.  In addition, higher costs were incurred for marketing and advertising of $362 thousand, legal, accounting and professional fees of $969 thousand, and FDIC insurance premium of $1.7 million which includes the special FDIC assessment of approximately $723 thousand recorded in the second quarter of 2009 (refer to discussion above under Market Developments).  Other expenses increased $1.2 million primarily due to $161 thousand in OREO expenses, a $224 thousand director fee agreement termination payment, and $795 thousand in general and administrative costs due to the growth of the organization subsequent to the Fidelity acquisition and to increases in loan collection expenses. The efficiency ratio, which measures the level of non-interest expense to total revenue (defined as the sum of net interest income and noninterest income) was 67.66% for the six months ended June 30, 2009, as compared to 64.50% for the six months ended June 30, 2008.  The increase in the efficiency ratio is due to higher costs resulting from maintaining a larger organization following the Fidelity acquisition which was off-set by the gains realized on the investment securities portfolio of $1.4 million.

For the three months ended June 30, 2009, total noninterest expenses were $11.6 million, as compared to $6.5 million for the same period in 2008, an increase of 77%. The Fidelity acquisition increased the size of the organization resulting in higher staff levels and related personnel costs of $1.4 million, increased occupancy costs of $724 thousand, and higher data processing of $172 thousand. In addition, higher costs were incurred for marketing and advertising of $128 thousand, legal, accounting and professional fees of $549 thousand, and FDIC insurance premium increased $1.3 million (refer to discussion above under Market Developments). Other expenses increased $733 thousand primarily due to $155 thousand in OREO expenses, and the $224 thousand director fee agreement termination payment. The efficiency ratio for the three months ended June 30, 2009 was 66.42% as compared to 63.96% for the same period in 2008. While the Company continues to make strategic investments in infrastructure, more attention to overall cost management and post-merger integration is being emphasized.

For the six months ended June 30, 2009 as compared to 2008, the increase in net interest income from increased volumes, offset by the combination of a higher provision for credit losses, higher levels of noninterest income, a lower net interest margin, higher levels of noninterest expenses, and the preferred stock dividend resulted in slightly increased net income available to common shareholders during the six month period ended June 30, 2009 as compared to 2008.

The ratio of average common equity to average assets decreased slightly from 9.59% for the first six months of 2008 to 9.51% for the first six months of 2009. The ratio increased from 9.50% for the three months ended June 30, 2008 to 9.58% for the three months ended June 30, 2009. As discussed below, the capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities.  The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first six months of 2009 was $27.8 million compared to $17.8 million for the first six months of 2008, an increase of 56%. This increase in net interest income for the six months ended June 30, 2009 was attributable in part to the Fidelity acquisition which contributed to an increased volume of average earning assets of 78%, offset somewhat by a 10% decline in the net interest margin from 4.26% to 3.83%. The decline in the net interest margin was due to a lower benefit of noninterest funding sources as market interest rates were substantially lower in the first six months of 2009 as compared to 2008. In an effort to combat a weaker economic climate, the Federal Reserve lowered its targeted federal funds rate from 2.00% at June 30, 2008 to between 0.0% and 0.25% in December 2008.  The net interest margin was higher in the second quarter of 2009 (3.91%) as compared to the first quarter of 2009 (3.76%).

The tables below present the average balances and rates of the various categories of the Company’s assets and liabilities for the three and six months ended June 30, 2009 and 2008.  Included in the table is a measurement of interest rate spread and margin.  Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Average Balances, Interest Yields And Rates, And Net Interest Margin (Unaudited)
(dollars in thousands)

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets
Interest bearing deposits with other banks and other short-term investments	$2,450	$18	2.95%	$1,854	$14	3.04%
Loans (1) (2) (3)	1,297,634	18,570	5.74%	770,034	12,944	6.76%
Investment securities available for sale (3)	159,064	1,839	4.64%	81,721	1,018	5.01%
Federal funds sold	9,148	5	0.22%	3,623	19	2.11%
Total interest earning assets	1,468,296	20,432	5.58%	857,232	13,995	6.57%

Total noninterest earning assets	31,610			42,834
Less: allowance for credit losses	19,073			8,799
Total noninterest earning assets	50,683			34,035
TOTAL ASSETS	$1,518,979			$891,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities
Interest bearing transaction	$50,709	$41	0.32%	$47,794	$95	0.80%
Savings and money market	326,344	1,325	1.63%	195,372	860	1.77%
Time deposits	564,193	3,686	2.62%	301,638	2,953	3.94%
Customer repurchase agreements and federal funds purchased	107,933	293	1.09%	54,887	301	2.21%
Other short-term borrowings	39,286	118	1.20%	18,692	108	2.32%
Long-term borrowings	52,260	649	4.99%	45,055	436	3.89%
Total interest bearing liabilities	1,140,725	6,112	2.15%	663,438	4,753	2.88%

Noninterest bearing liabilities
Noninterest bearing demand	223,732			138,347
Other liabilities	9,030			4,774
Total noninterest bearing liabilities	232,762			143,121

Stockholders’ equity	145,492			84,708
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,518,979			$891,267

Net interest income		$14,320			$9,242
Net interest spread			3.43%			3.69%
Net interest margin			3.91%			4.34%

(1) Includes loans held for sale.
(2) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $439 thousand and $371 thousand for the three months ended
       June 30, 2009 and 2008, respectively.
(3) Interest and fees on loans and investments exclude tax equivalent adjustments.

Average Balances, Interest Yields And Rates, And Net Interest Margin (Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets
Interest bearing deposits with other banks and other short-term investments	$2,605	$37	2.79%	$2,974	$57	3.85%
Loans (1) (2) (3)	1,289,823	36,683	5.74%	750,768	25,824	6.92%
Investment securities available for sale (3)	159,355	3,768	4.77%	82,874	2,070	5.02%
Federal funds sold	9,157	11	0.24%	4,732	58	2.46%
Total interest earning assets	1,460,940	40,499	5.59%	841,348	28,009	6.70%

Total noninterest earning assets	28,318			42,643
Less: allowance for credit losses	18,867			8,470
Total noninterest earning assets	47,185			34,173
TOTAL ASSETS	$1,508,125			$875,521

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities
Interest bearing transaction	$49,208	$72	0.30%	$45,968	$160	0.70%
Savings and money market	310,038	2,414	1.57%	190,480	1,927	2.03%
Time deposits	582,713	8,123	2.81%	295,302	6,249	4.26%
Customer repurchase agreements and federal funds purchased	103,283	574	1.12%	54,950	695	2.54%
Other short-term borrowings	34,337	158	0.93%	20,346	298	2.95%
Long-term borrowings	57,178	1,375	4.85%	42,363	838	3.98%
Total interest bearing liabilities	1,136,757	12,716	2.26%	649,409	10,167	3.15%

Noninterest bearing liabilities
Noninterest bearing demand	219,164			137,378
Other liabilities	8,776			4,780
Total noninterest bearing liabilities	227,940			142,158

Stockholders’ equity	143,428			83,954
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,508,125			$875,521

Net interest income		$27,783			$17,842
Net interest spread			3.33%			3.55%
Net interest margin			3.83%			4.26%

(1) Includes loans held for sale.
(2) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $872 thousand and $668 thousand for the six months ended
      June 30, 2009 and 2008, respectively.
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

During the first six months of 2009, the allowance for credit losses increased $1.3 million reflecting $3.3 million in provision for credit losses and $2.0 million in net charge-offs during the period. The provision for credit losses of $3.3 million in the first six months of 2009 compared to a provision for credit losses of $1.5 million in the first six months of 2008. The higher provisioning in the first six months of 2009 as compared to 2008 is attributable to higher net charge-offs in 2009, risk migration within the portfolio and increased reserves for problem loans.

During the three months ended June 30, 2009, the allowance for credit losses increased $599 thousand reflecting $1.7 million in provision for credit losses and $1.1 million in net charge-offs during the period. The provision for credit losses of $1.7 million in the three months June 30, 2009 compared to $814 thousand in the same period of 2008. The higher provisioning in the second quarter of 2009 as compared to the second quarter of 2008 is primarily attributable to higher levels of loan growth in the second quarter of 2009 as compared to the same period in 2008 ($45.4 million as compared to $35.6 million), increases in specific reserves for problem and potential problem loans, and net charge-offs in the second quarter of 2009 of 0.35% of average loans as compared to 0.20% in the second quarter of 2008.

As part of its comprehensive loan review process, the Bank’s Board of Directors and Loan Committee or Company’s Credit Review Committees carefully evaluate loans which are past-due 30 days or more.  The Committee(s) make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assesses potential increased levels of risk requiring additional reserves.

The maintenance of a high quality loan portfolio, with an adequate allowance for possible credit losses, will continue to be a primary management objective for the Company.

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Six Months Ended
(dollars in thousands)	June 30,
	2009	2008
Balance at beginning of year	$18,403	$8,037
Charge-offs
Commercial (1)	1,726	251
Real estate – commercial	219	-
Real estate – residential	-	-
Construction - commercial and residential	-	-
Home equity	73	124
Other consumer	49	58
Total charge-offs	2,067	433

Recoveries
Commercial (1)	30	16
Real estate – commercial	-	-
Real estate – residential	-	-
Construction - commercial and residential	-	-
Home equity	-	-
Other consumer	-	-
Total recoveries	30	16
Net charge-offs	(2,037)	(417)

Additions charged to operations	3,284	1,534
Balance at end of period	$19,650	$9,154

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.32%	0.11%

(1) Includes SBA loans.

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	As of June 30,		As of December 31,
(dollars in thousands)	2009		2008
	Amount	% (1)	Amount	% (1)
Commercial	$9,328	24%	$8,923	27%
Real estate – commercial	5,685	47%	4,849	43%
Real estate – residential	19	1%	58	1%
Construction - commercial and residential	3,869	21%	3,972	22%
Home equity	558	6%	394	6%
Other consumer	191	1%	207	1%
Total loans	$19,650	100%	$18,403	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and other real estate owned, totaled $34.1million, at June 30, 2009, representing 2.14% of total assets, was substantially lower than the $49.8 million of nonperforming assets or 3.33% of total assets, at March 31, 2009 and was higher as compared to the $26.4 million of nonperforming assets or 1.76% of total assets, at December 31, 2008 and $11.6 million or 1.26% of total assets, at June 30, 2008.  The March 31, 2009 level of nonperforming assets amount was elevated in large part due to one loan of approximately $10.9 million which was brought current in April by the borrower. During 2009 the Company has been highly pro-active in addressing existing and potential problem loans resulting from a weaker economy, which has resulted in a much improved level of nonperforming assets at June 30, 2009 as compared to March 31, 2009. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for loan losses at 1.50% of total loans at June 30, 2009 is adequate to absorb potential credit losses in the loan portfolio at that date. Included in nonperforming assets at June 30, 2009 is Other Real Estate Owned (“OREO”) of $3.1 million, consisting of nine foreclosed properties. The Company added seven foreclosed properties with a net carrying value of approximately $2.7 million during the six months ended June 30, 2009.  The Company had four OREO properties with a net carrying value of $909 thousand at December 31, 2008 and no OREO at June 30, 2008.  During the second quarter of 2009, two foreclosed properties with a net carrying value of $692 thousand were sold for losses of $142 thousand.

Excluding OREO from nonperforming assets, total nonperforming loans amounted to $31.0 million at June 30, 2009 (2.36% of total loans), compared to $46.5 million at March 31, 2009 (3.67% of total loans). This decline largely reflects one loan of approximately $10.9 million which was returned to current status during the second quarter and to a reduction of $4.6 million during the second quarter of 2009 in other nonperforming loans.  Nonperforming loans at June 30, 2009 were elevated as compared to $25.5 million at December 31, 2008 (2.01% of total loans) and $11.5 million (1.45% of total loans) at June 30, 2008. The increase in nonperforming loans year over year was primarily due to the loans acquired from Fidelity totaling approximately $16.8 million, and four other commercial business loans totaling approximately $2.1 million.

Nonaccrual loans in the table below at June 30, 2009 include approximately $22.4 million in nonperforming commercial real estate construction loans. The increase as compared to June 30, 2008 is principally due to the acquisition of nonperforming loans in connection with the acquisition of Fidelity. Under generally accepted accounting principles, specific reserves associated with impaired loans acquired in a merger are to be charged off (or shown as an unaccretable discount) resulting in the nonperforming loans being carried at the resulting net fair value. The impact of this adjustment was to increase nonperforming loans without the corresponding specific reserves previously assigned by Fidelity, thus lowering the allowance coverage ratio. Additionally, slowing absorption in commercial construction projects has caused delays in project sell out and loan repayment according to contractual terms. Where appropriate, as with all nonperforming loans, specific reserves have been established for these nonperforming construction loans.

The following table shows the amounts of nonperforming assets at the dates indicated.

	June 30,	December 31,	June 30,
(dollars in thousands)	2009	2008	2008
Nonaccrual Loans
Commercial	$4,543	$3,506	$1,423
Other consumer	-	-	-
Home equity	340	196	-
Construction - commercial and residential	22,440	17,588	9,245
Real estate - commercial	3,670	4,167	886
Accrual loans-past due 90 days:
Commercial	-	-	-
Other consumer	-	-	-
Real estate - commercial	-	-	-
Restructured loans	-	-	-
Total nonperforming loans	30,993	25,457	11,554
Other real estate owned	3,081	909	-
Total nonperforming assets	$34,074	$26,366	$11,554

Coverage ratio, allowance for credit losses
to total nonperforming loans	63.40%	72.29%	79.23%
Ratio of nonperforming loans to total loans	2.36%	2.01%	1.45%
Ratio of nonperforming assets to total assets	2.14%	1.76%	1.26%

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

The Company had no troubled debt restructured loans at either June 30, 2009 or 2008. Impaired loans consisted of $31.0 million of nonaccrual loans at June 30, 2009, with $2.4 million of specific reserves, compared to $11.6 million of impaired loans at June 30, 2008 with $852 thousand of specific reserves.

At June 30, 2009, there were $19.5 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the six months ended June 30, 2009 was $4.5 million, compared to $1.9 million for the six months ended June 30, 2008, an increase of 137%. This increase was due primarily to higher service charges on deposit accounts of $694 thousand, gains realized on the sale of residential and SBA loans of $379 thousand, and gains realized on the investment securities portfolio of $1.5 million.

Total noninterest income for the three months ended June 30, 2009 increased 220% from the same period of 2008, from $970 thousand to $3.1 million. This increase was due primarily to higher service charges on deposit accounts of $315 thousand, gains realized on the sale of residential and SBA loans of $375 thousand, and gains realized on the investment securities portfolio of $1.4 million, for reasons discussed above.

For the six months ended June 30, 2009 service charges on deposit accounts increased to $1.5 million from $761 thousand, an increase of 91%. The increase in service charges for the year was primarily related to the Fidelity acquisition, to fee increases due in part to the impact of lower interest rates on customer earnings credits, and to new relationships.  For the three months ended June 30, 2009 service charges on deposit accounts increased from $402 thousand to $717 thousand compared to the same period in 2008, due to the same factors noted above for the six month periods.

Gain on sale of loans consists of SBA and residential mortgage loans. For the six months ended June 30, 2009 gain on sale of loans increased 136%, from $279 thousand to $658 thousand, compared to the same period in 2008. For the three months ended June 30, 2009, gain on sale of loans increased 247%, from $152 thousand to $527 thousand, compared to the same period in 2008.

The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. There was a total of $81 thousand from this source for the three and six months ended June 30, 2009, compared to $101 thousand and $138 thousand for the same periods in 2008, respectively. The decline was due to lower volumes of activity due to weaker economic conditions and to a lowering of the profit margin afforded on SBA guaranteed loan sales. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $577 thousand and $446 thousand for the six and three months ended June 30, 2009, compared to $141 thousand and $50 thousand in the same periods in 2008, respectively. The Company continues its efforts to originate residential mortgages and to sell these assets on a servicing released basis. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be a minimal risk and to date has not been required to repurchase any loans. The Bank does not originate so called “sub-prime” loans and has no exposure to this market segment. Higher refinancing activity resulting from a decline in residential mortgage rates in 2009 as compared to 2008 was the primary reason for the increase.

Other income totaled $655 thousand for the first six months of 2009 as compared to $627 thousand for the same six month period in 2008, an increase of 5%. The major components of income in this category consist of ATM fees, SBA service fees, noninterest loan fees and other noninterest fee income. Noninterest loan fees decreased to $208 thousand for the six months ended June 30, 2009 from $278 thousand for the same six month period in 2008, a decrease of 33%. Other noninterest fee income was $159 thousand for the six months ended June 30, 2009 compared to $109 thousand for the same six month period in 2008, a 46% increase due primarily to increases in miscellaneous bank fees. Other income totaled $338 thousand for the three months ended June 30, 2009 as compared to $299 thousand for the same period in 2008, an increase of 13%. The primary reasons for the increase for the three months ended June 30, 2009 are the same as mentioned above for the six months ended June 30, 2009.

Net investment gains amounted to $1.5 million and $1.4 million for the first six and three months of 2009 as compared to $10 thousand and none for the same six and three month periods in 2008.  The increase in gains for 2009 was the results of asset/liability management decisions to reduce call risk in the portfolio of U.S. Agency securities, to reduce potential extension risk in longer term U.S. Agency mortgage backed securities and to better position the investment portfolio for potentially higher interest rates over future years.

Noninterest Expense

Noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and regulatory assessments and other expenses.

Total noninterest expense was $21.9 million for the six months ended June 30, 2009 compared to $12.7 million for the six months ended June 30, 2008, an increase of 72%. For the three months ended June 30, 2009, total noninterest expense was $11.6 million versus $6.5 million for the same period in 2008, a 77% increase.

Salaries and employee benefits were $10.3 million for the six months of 2009, as compared to $7.3 million for 2008, a 42% increase. For the three months ended June 30, 2009, salaries and employee benefits amounted to $5.0 million versus $3.6 million for the same period in 2008, a 38% increase. These increases were due to staff additions and related personnel costs, primarily resulting from the Fidelity acquisition, merit increases, incentive based compensation and increased benefit costs. At June 30, 2009, the Company’s staff numbered 230, as compared to 163 at June 30, 2008.

Premises and equipment expenses amounted to $3.7 million for the six months ended June 30, 2009 versus $2.2 million for the same period in 2008. This increase of 70% was due primarily to new banking offices acquired from the Fidelity acquisition.  Additionally, ongoing operating expense increases associated with the Company’s facilities, all of which are leased, and increased equipment costs contributed to the overall increase in expense. For the six months ended June 30, 2009 the Company recognized $140 thousand of sublease revenue as compared to $144 thousand for the same period in 2008. The sublease revenue is a direct offset of premises and equipment expenses. For the three months ended June 30, 2009, premises and equipment expenses amounted to $1.8 million versus $1.1 million for the same period in 2008, a 66% increase. The reason for the increase in expense for the three months ended June 30, 2009 was the same as mentioned above for the six month period.  For the three months ended June 30, 2009, the Company recognized $77 thousand in sublease revenue compared to $72 thousand for the three months ended June 30, 2008. The reason for the increase in expense for the three months ended June 30, 2009 was the same as mentioned above for the six month period.

Marketing and advertising expenses increased from $195 thousand for the six months ended June 30, 2008 to $557 thousand in the same period in 2009, an increase of 186%. The primary reason for the significant increase was accrued costs incurred for the sponsorship of the 2009 EagleBank Bowl, to be held on December 29, 2009.   For the three months ended June 30, 2009, marketing and advertising expenses amounted to $242 thousand compared to $114 thousand for the same period in 2008, an increase of 112%. This increase was due to the same reason mentioned above for the six months ended June 30, 2009.

Data processing expenses increased from $743 thousand for the six months ended June 30, 2008 to $1.1 million in the same period in 2009, an increase of 51%. This increase was due to the addition of new banking offices and an increase in the volume of data processing activity following the Fidelity acquisition.  For the three months ended June 30, 2009, data processing expenses amounted to $575 thousand versus $403 thousand for the same period in 2008, an increase of 43%. This increase was due to the same reasons mentioned above for the six months ended June 30, 2009.

Legal, accounting and professional fees were $1.4 million for the six months ended June 30, 2009, as compared to $408 thousand for same period in 2008, a 238% increase. This increase was primarily due to collection costs related to problem assets and professional fees for consulting services.  For the three months ended June 30, 2009, legal, accounting and professional fees amounted to $787 thousand compared to $238 thousand for the same period in 2008, a 231% increase. This increase was due to the same reasons mentioned above for the six month period ended June 30, 2009.

FDIC insurance and regulatory assessments were $2.0 million for the six months ended 2009, as compared to $280 thousand in 2008, an increase of 609%. The primary reasons for the increase were significant increases in the base FDIC premium rates charged on deposits, a special FDIC assessment of approximately $723 thousand recorded in the second quarter of 2009 and higher deposit balances following the Fidelity acquisition (refer to discussion above under Market Developments).  For the three months ended June 30, 2009, FDIC insurance and regulatory assessments amounted to $1.5 million versus $154 thousand for the same period in 2008, an 880% increase. This increase was due to the same reasons mentioned above for the six month period ended June 30, 2009.

Other expenses, increased to $2.8 million in the first six months of 2009 from $1.6 million for the same period in 2008, an increase of 69%. For the three months ended June 30, 2009, other expenses amounted to $1.6 million versus $874 thousand for the same period in 2008, an increase of 82%. The major components of cost in this category include insurance expenses, broker fees, telephone, courier, correspondent bank fees, office supplies and printing, record management and storage costs, director fees, OREO expenses and stockholder and NASDAQ related expenses.  For the six months and three months ended June 30, 2009, as compared to the same periods in 2008, the significant increases in this category were primarily director fees, OREO expenses, record management and storage costs, telephone expenses and stockholder and NASDAQ related expenses.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (termed effective tax rate) decreased to 34.1% for the six months ended June 30, 2009 as compared to 36.0% for the same period in 2008. This decrease was due primarily to the purchase accounting adjustments established in connection with the Fidelity acquisition. For the second quarter of 2009 as compared to 2008 the effective tax rate was 35.8% as compared to 35.3%.

FINANCIAL CONDITION

Summary

At June 30, 2009, the Company’s total assets were $1.6 billion, loans were $1.3 billion, deposits were $1.2 billion, other borrowings, including customer repurchase agreements were $174.3 million and stockholders’ equity was $145.2 million.  As compared to December 31, 2008, total assets increased by $93.4 million (6.2%), loans increased by $47.8 million (3.8%), investment securities available, federal funds sold and other short-term investments increased by $35.4 million, deposits increased by $118.9 million (10.5%), borrowings decreased by $41.6 million (19.3%) and stockholders’ equity grew by $2.9 million (2.0%).

A substantial portion of the year over year growth in all categories in the six months ended June 30, 2009 was due to the Fidelity acquisition completed in the third quarter of 2008.  A portion of the growth in stockholders’ equity is due to participation in the Capital Purchase Program established under the Emergency Economic Stimulation Act of 2008 (“EESA”) pursuant to which $38.235 million of preferred stock was sold to the United States Department of the Treasury (the “Treasury”) in December 2008.  In connection with the purchase, the Treasury also received warrants to purchase 770,236 shares of common stock (at an exercise price of $7.44 per share), which are exercisable for a term of ten years and are reflected as a category of shareholders equity.  The Company accrued dividends on the preferred stock and recognized the discount accretion of $589 thousand for the three months ended June 30, 2009 reducing net income available to common stockholders to $2.1 million ($0.16 per basic and diluted common share).  On May 15, 2009, the Company paid the quarterly dividend payment of $478 thousand on the $38.2 million of Series A Preferred Stock.

In July 2008, the Company, in an action to conserve capital, discontinued the payment of its quarterly cash dividend.   On October 1, 2008, the Company paid a 10% stock dividend on the common stock.  The Company paid a cash dividend of $0.0545 per common share for the first and second quarter of 2008.

Loans

Loans, net of amortized deferred fees and costs, at June 30, 2009, December 31, 2008 and June 30, 2008 by major category are summarized below:
	As of June 30,		As of December 31,		As of June 30,
(dollars in thousands)	2009		2008		2008
	Amount	%	Amount	%	Amount	%
Commercial	$317,657	24%	$334,999	27%	$161,047	20%
Owner occupied - commercial	191,036	15%	184,059	15%	128,287	16%
Investment - commercial real estate	427,622	32%	365,010	29%	267,195	34%
Real estate mortgage – residential	8,678	1%	9,757	1%	2,022	0%
Construction - commercial and residential	275,113	21%	283,020	22%	169,679	21%
Home equity	85,336	6%	80,295	6%	59,636	8%
Other consumer	7,952	1%	8,500	1%	7,236	1%
Total loans	1,313,394	100%	$1,265,640	100%	795,102	100%
Less: Allowance for Credit Losses	(19,650)		(18,403)		(9,154)
Net Loans and Leases	$1,293,744		$1,247,237		$785,948

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposits from the local market areas surrounding the Bank’s offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds.  To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB; federal funds purchased lines of credit from correspondent banks and brokered deposits from regional brokerage firms and the Promontory Interfinancial Network, LLC network.

For the six months ended June 30, 2009, noninterest bearing deposits increased $7.6 million as compared to December 31, 2008, while interest bearing deposits increased by $111.3 million during the same period, due substantially to money market deposits.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts time deposits, generally in denominations of less than $100 thousand from bank and credit union subscribers to a wholesale deposit rate line and also acquires brokered deposits from a regional brokerage firm, and other national brokerage network, including the Promontory Interfinancial Network, LLC for one-way purchased transactions. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance.  These funds are currently classified as brokered deposits for regulatory reporting, but are deemed more core related by the industry. At June 30, 2009, total time deposits included $190.7 million of brokered deposits which represented 15% of total deposits. The CDARS component represented $70.0 million or 6% of total deposits. These sources are deemed reliable and cost efficient as an alternative funding source for the Company. At December 31, 2008, total time deposits included $192.7 million of brokered deposits which represented 17% of total deposits. The CDARS component represented $81.1 million or 7% of total deposits.

At June 30, 2009, the Company had approximately $231.2 million in noninterest bearing demand deposits, representing 19% of total deposits. This compared to approximately $223.6 million of these deposits at December 31, 2008 or 20% of total deposits.  These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve.  Proposed legislation has been introduced in past Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $112.2 million at June 30, 2009 compared to $98.8 million at December 31, 2008, the increase being attributed primarily to growth in escrow accounts from refinancing activities. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities, U.S. Agency mortgage backed securities and municipal securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At June 30, 2009 the Company had no amounts outstanding balances under its federal funds lines of credit provided by correspondent banks, as compared to $5.0 million outstanding at December 31, 2008. At June 30, 2009, the Bank had $50 million borrowings outstanding under its credit facility from the FHLB, as compared to $105 million at December 31, 2008. This decrease in borrowed funding was due to larger amounts of core deposits, primarily money market accounts, attributable in part to special rate promotions over the March-May 2009 period. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

On August 11, 2008, the Company entered into a Loan Agreement and related Stock Security Agreement and Promissory Note (the “credit facility”) with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $20 million for working capital purposes, to finance capital contributions to the Bank and ECV. The terms of this facility were modified in July 2009. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.75%. Interest is payable on a monthly basis.  The term of the credit facility expires on June 25, 2010.  At any time, provided no event of default exists, the Company may term out repayment of the outstanding principal balance of the credit facility over a five year term. At June 30, 2009, there were no amounts outstanding under this credit facility.

On August 28, 2008 the Company accepted subscriptions for and sold an aggregate of $12.15 million of subordinated notes (the “Notes”), on a private placement basis. The capital treatment of the Notes will be phased out during the last 5 years of the Notes’ term, at a rate of 20% of the original principal amount per year commencing in October 2009. The Notes bear interest, payable on the first day of each month, commencing in October 2008, at a fixed rate of 10.0% per year.  The Notes have a term of approximately six years, and have a maturity of September 30, 2014.

Liquidity Management

Liquidity is a measure of the Company and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s investment portfolio of debt securities is held in an available-for-sale status and had at June 30, 2009 has an unrealized gain position, which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity, includes a $20 million line of credit with a regional bank, secured by the stock of the Bank, against which there were no amounts outstanding at June 30, 2009. Additionally, the Bank can purchase up to $71.5 million in federal funds on an unsecured basis and $5.0 million on a secured basis from its correspondents, against which there were no amounts outstanding at June 30, 2009 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $47.5 millions, against which there was $447 thousand outstanding at June 30, 2009. At June 30, 2009, the Bank was also eligible to make advances from the FHLB up to $137.7 million based on collateral at the FHLB, of which it had $50.0 million of advances outstanding at June 30, 2009. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer.  The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent bank’s lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee of the Bank’s Board of Directors (“ALCO”) has adopted policy guidelines which emphasize the importance of core deposits and their continued growth.

At June 30, 2009, under the Bank’s liquidity formula, it had $387.8 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at June 30, 2009 are as follows:

(in thousands)
Loan commitments	$49,351
Unused lines of credit	201,584
Letters of credit	13,007
Total	$263,942

In November, 2008, the Bank entered into a lease agreement for a new branch office in Potomac, Maryland. The lease is for approximately 4,347 rentable square feet under an initial lease term of 10 years and a minimum lease obligation of approximately $3.7 million. The lease commencement is expected in the fourth quarter of 2009.

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

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been restructuring its investment portfolio to mitigate call risk should rates remain at current levels and to mitigate extension risk should rates increase. Additionally, the Company has been acquiring longer-term fixed rate liabilities given the very low interest rate environment, in an effort to secure attractive funding rates over the next three-four years. There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

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

For the analysis presented below, at June 30, 2009, the bank’s assumption for the re-pricing of interest bearing, savings and money market deposit accounts reflects 50 basis points in interest rates for each 100 basis points in interest rates in both a decreasing and increasing interest rate shock scenario with a floor of 10 basis points.

As quantified in the table below, the Company’s analysis at June 30, 2009 shows a moderate effect on net interest income, net income and the economic value of equity when interest rates are shocked down 100 and 200 basis points and up 100 and 200 basis points, due to the significant level of variable rate and repriceable assets and liabilities. The re-pricing duration of the investment portfolio is about 3.1 years, the loan portfolio about 1.2 years; the interest bearing deposit portfolio about 1.8 years and the borrowed funds portfolio about 9 months.

The following table reflects the result of a shock simulation on the June 30, 2009 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+200	-3.3%	-12.1%	-6.3%
+100	-1.9%	-6.8%	-2.0%
0	-	-	-
-100	+1.6%	+5.9%	-2.0%
-200	+1.8%	+6.5%	-5.1%

The results of simulation are within the policy limits adopted by the Company.  For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change and 12% for a 200 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change and 15% for a 200 basis point change. The changes in both the net interest income and the economic value of equity in both a higher and lower interest rate shock scenario at June 30, 2009 is not judged material, and is not significantly different than the risk profile at March 31, 2009.

Generally speaking, the loss of market value of portfolio equity in a lower interest rate environment is due to lower values of core deposits more than offsetting the gains in loan and investment values; while the loss of market value of portfolio equity in a higher interest rate environment is due to lower values of fixed rate loans and investments more than offsetting the higher value of core deposits, neither effect as mentioned above is considered material or unmanageable..

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

Gap Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 82% of the Company’s revenue for the second quarter of 2009 and 86% of the Company’s revenue for the first six months of 2009.

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

Based on the current economic environment, and anticipating higher interest rates over the next few years management, in the second quarter of 2009, has restructured the composition of its investment portfolio by selling U.S. Agency securities to mitigate call risk, by selling 30 year mortgaged backed securities to mitigate extension risk and by purchasing seasoned 15 year mortgaged backed securities to provide short-term cash flow. Additionally, the Company has increased the proportion of its tax exempt securities in the 10-15 year maturity range to provide attractive fully tax equivalent yields in a barbell approach to investing. These actions have had the effect of increasing the duration of the investment portfolio. On the liability side, management has acquired longer maturities in its brokered deposit portfolio and has attracted large amounts of core money market accounts in an effort to build more client relationships. As earlier mentioned, the Company’s net interest margin increased in the second quarter of 2009 as compared to the first quarter by 15 basis points (from 3.76% to 3.91%) by aggressive management of both new loan yields and the acquisition of new funding.

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

At June 30, 2009, the Company had a positive GAP position of approximately 9% of total assets out to three months and a negative cumulative GAP position of 3% out to 12 months; as compared to a positive GAP position of 13% out to three months and a positive cumulative GAP position of 2% out to 12 months at December 31, 2008.  The change in the GAP position at June 30, 2009 as compared to December 31, 2008 relates primarily to extended duration of the investment portfolio (see above discussion) and the acquisition of large amounts of money market deposits which are variable rate and to slightly shorter lives on time deposits. The current position is within guideline limits established by ALCO.

             If interest rates decline, the Company’s net interest income and margin are expected to improve slightly due to the excess of rate sensitive liabilities over assets at June 30, 2009, that reprice within a 12 month period.   Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model.

If this were to occur, the effects of a declining interest rate environment may not be in accordance with management’s expectations. If interest rates increase, the Company’s interest rate sensitivity position at June 30, 2009 shows risk exposures within policy limits established by ALCO, although some margin compression is anticipated due to an excess of rate sensitive liabilities over assets that reprice within a 12 month period. However, many of the rate sensitive liabilities (i.e. money market accounts) are deposits whose interest rates are administratively controlled as opposed to contractual in nature.  Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP Analysis
June 30, 2009
(dollars in thousands)

Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investments securities	$25,736	$25,394	$55,158	$57,927	$13,495	$177,710
Loans (1)(2)	685,567	125,579	268,120	197,930	46,700	1,323,896
Fed funds and other short-term investments	29,470	-	-	-	-	29,470
Other earning assets	-	12,680	-	-	-	12,680
Total	$740,773	$163,653	$323,278	$255,857	$60,195	$1,543,756	$46,450	$1,590,206

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$6,912	$20,736	$55,295	$55,296	$92,932	$231,171
Interest bearing transaction	55,624	-	-	-	-	55,624
Savings and money market	194,707	-	72,121	72,119	36,060	375,007
Time deposits	195,826	339,454	48,974	2,174	-	586,428
Customer repurchase agreements and fed
funds purchased	112,163	-	-	-	-	112,163
Other borrowings	30,000	-	10,000	-	22,150	62,150
Total	$595,232	$360,190	$186,390	$129,589	$151,142	$1,422,543	$22,415	$1,444,958
GAP	$145,541	$(196,537)	$136,888	$126,268	$(90,947)	$121,213
Cumulative GAP	$145,541	$(50,996)	$85,892	$212,160	$121,213

Cumulative gap as percent of total assets	9.15%	(3.21%)	5.40%	13.34%	7.62%

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

Capital Resources and Adequacy

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces, the composition of the loan portfolio and the overall level of growth. The adequacy of the Company’s current and future capital needs is monitored by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

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

In order to enable the Company to respond rapidly to market opportunities to raise additional capital, the Company has filed a shelf registration statement on Form S-3 covering the potential issuance of up to an aggregate of $100 million of common stock, preferred stock, depositary shares, warrants, debt or units consisting of two or more of the foregoing securities.  The nature, amount and terms of securities issued under the registration statement, if any, would be determined at the time of issuance, and would be based upon Company capital needs, market conditions and investor interest at the time of issuance.

The actual capital amounts and ratios for the Company and Bank as of June 30, 2009, December 31, 2008 and June 30, 2008 are presented in the table below:

					For Capital	To Be Well
(dollars in thousands)	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *
As of June 30, 2009
Total capital to risk-weighted assets	$164,616	12.05%	$145,658	10.72%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	135,355	9.91%	128,642	9.47%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	135,355	8.96%	128,642	8.56%	3.0%	5.0%

As of December 31, 2008
Total capital to risk-weighted assets	$162,285	11.93%	$141,735	10.46%	8.0%	10.0%
Tier 1 to risk-weighted assets	133,109	9.78%	124,778	9.21%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	133,109	9.22%	124,778	8.69%	3.0%	5.0%

As of June 30, 2008
Total capital to risk-weighted assets	$93,176	10.80%	$88,872	10.36%	8.0%	10.0%
Tier 1 to risk-weighted assets	84,022	9.74%	79,748	9.30%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	84,022	9.43%	79,748	9.00%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company.  At June 30, 2009, subject to prior approval by the Maryland Commissioner of Financial Regulation, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.  However, until December 5, 2011 or the earlier redemption for the Series A Preferred Stock, the Company is prohibited from increasing the dividend on the common stock without Treasury consent.  Additionally, the ability of the Company to pay dividends or purchase shares of its common stock will be restricted at any time when dividends on the Series A Preferred Stock are in arrears.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk”.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

Item 1A - Risk Factors

There have been no material changes as of June 30, 2009 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities                                 None

Item 4 - Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Shareholders was held on May 21, 2009.  The shareholders voted and approved the following matters:

•	The election of ten directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

Nominee	Shares Voted For	Authority Withheld
Leslie M. Alperstein	9,735,802	76,807
Dudley C. Dworken	9,679,169	133,140
Harvey M. Goodman	9,723,843	88,766
Neal R. Gross	9,734,177	78,432
Phillip N. Margolius	9,739,526	73,083
Ronald D. Paul	9,737,347	75,262
Robert P. Pincus	9,611,722	200,887
Norman R. Pozez	9,666,577	146,032
Donald R. Rogers	9,374,960	437,649
Leland M. Weinstein	9,724,241	88,368

•	The approval of an amendment to the Company’s 2006 Stock Plan to increase the number of shares.

Shares Voted For	5,812,353
Shares Voted Against	666,138
Shares Abstained	220,382
Non Votes	3,113,736

•	The approval of an amendment to the Company’s 2006 Stock Plan to broaden the authority to grant restricted shares in compliance with the American Recovery & Reinvestment Act of 2009.

Shares Voted For	5,808,192
Shares Voted Against	609,190
Shares Abstained	281,491
Non Votes	3,113,736

•	The approval of a non-binding advisory resolution on the Company’s executive compensation.

Shares Voted For	8,761,978
Shares Voted Against	810,113
Shares Abstained	240,518
Non Votes	0

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of the Company (3)
4	Warrant to Purchase Common Stock
10.1	1998 Stock Option Plan (4)
10.2	Amended and Restated Employment Agreement between Martha Foulon-Tonat and the Bank (5)
10.3	Amended and Restated Employment Agreement between James H. Langmead and the Bank (6)
10.4	Amended and Restated Employment Agreement between Thomas D. Murphy and the Bank (7)
10.5	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (8)
10.6	Amended and Restated Employment Agreement between Susan G. Riel and the Bank (9)
10.7	2006 Stock Plan (10)
11	Statement Regarding Computation of Per Share Income See Note 8 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of Susan G. Riel
31.3	Certification of Michael T. Flynn
31.4	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of Susan G. Riel
32.3	Certification of Michael T. Flynn
32.4	Certification of James H. Langmead
_____________________________
(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(3)	Incorporated by reference to the exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(5)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(6)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(7)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(9)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(10)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 10, 2009	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: August 10, 2009	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company