Form 10-Q
period 2009-09-30
EAGLE BANCORP INC
filed 2009-11-09
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
( X )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

OR

(   )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to_________

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

As of November 5, 2009, the registrant had 19,514,154 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements

EAGLE BANCORP, INC.
Consolidated Balance Sheets
September 30, 2009 and December 31, 2008
(dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008
Assets	(Unaudited)	(Audited)
Cash and due from banks	$21,253	$27,157
Federal funds sold	83,002	191
Interest bearing deposits with banks and other short-term investments	7,433	2,489
Investment securities available for sale, at fair value	219,652	169,079
Loans held for sale	1,068	2,718
Loans	1,317,089	1,265,640
Less allowance for credit losses	(19,929)	(18,403)
Loans, net	1,297,160	1,247,237
Premises and equipment, net	9,246	9,666
Deferred income taxes	11,011	11,106
Bank owned life insurance	12,797	12,450
Intangible assets, net	4,447	2,533
Other real estate owned	4,581	909
Other assets	11,123	11,292
Total Assets	$1,682,773	$1,496,827

Liabilities
Deposits:
Noninterest bearing demand	$233,994	$223,580
Interest bearing transaction	55,513	54,801
Savings and money market	475,138	271,791
Time, $100,000 or more	299,171	249,516
Other time	268,186	329,692
Total deposits	1,332,002	1,129,380
Customer repurchase agreements
and federal funds purchased	79,301	98,802
Other short-term borrowings	30,000	55,000
Long-term borrowings	29,300	62,150
Other liabilities	10,654	9,124
Total Liabilities	1,481,257	1,354,456

Stockholders' Equity
Preferred stock, par value $.01 per share, shares authorized
1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 38,235 and 38,235 respectively,
discount of $696 and $1,892, respectively, net	37,487	36,312
Common stock, $.01 par value; shares authorized 50,000,000, shares
issued and outstanding 19,505,339 (2009) and 12,714,355 (2008)	195	127
Warrants	946	1,892
Additional paid in capital	128,977	76,822
Retained earnings	30,756	24,866
Accumulated other comprehensive income	3,155	2,352
Total Stockholders' Equity	201,516	142,371
Total Liabilities and Stockholders' Equity	$1,682,773	$1,496,827

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations
For the Nine and Three Month Periods Ended September 30, 2009 and 2008 (Unaudited)
 (dollars in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Interest Income	2009	2008	2009	2008
Interest and fees on loans	$56,427	$41,098	$19,744	$15,274
Interest and dividends on investment securities	5,391	3,492	1,623	1,365
Interest on balances with other banks and short-term investments	56	-	19	-
Interest on federal funds sold	51	163	40	105
Total interest income	61,925	44,753	21,426	16,744
Interest Expense
Interest on deposits	16,090	13,130	5,481	4,794
Interest on customer repurchase agreements and
federal funds purchased	774	1,019	200	324
Interest on other short-term borrowings	428	381	270	83
Interest on long-term borrowings	1,832	1,466	457	628
Total interest expense	19,124	15,996	6,408	5,829
Net Interest Income	42,801	28,757	15,018	10,915
Provision for Credit Losses	5,141	2,529	1,857	995
Net Interest Income After Provision For Credit Losses	37,660	26,228	13,161	9,920

Noninterest Income
Service charges on deposits	2,182	1,293	727	530
Gain on sale of loans	950	406	292	127
Gain on sale of investment securities	1,537	55	-	45
Increase in the cash surrender value of bank owned life insurance	348	350	118	117
Other income	1,004	1,001	349	376
Total noninterest income	6,021	3,105	1,486	1,195
Noninterest Expense
Salaries and employee benefits	15,477	11,458	5,128	4,172
Premises and equipment expenses	5,500	3,563	1,798	1,380
Marketing and advertising	785	320	228	125
Data processing	1,780	1,153	658	411
Legal, accounting and professional fees	2,041	656	664	248
FDIC insurance premiums	2,465	399	550	152
Other expenses	4,098	2,761	1,254	1,082
Total noninterest expense	32,146	20,310	10,280	7,570
Income Before Income Tax Expense	11,535	9,023	4,367	3,545
Income Tax Expense	4,067	3,256	1,625	1,284
Net Income	7,468	5,767	2,742	2,261
Preferred Stock Dividends and Discount Accretion	1,767	-	595	-
Net Income Available to Common Stockholders	$5,701	$5,767	$2,147	$2,261

Earnings Per Common Share
Basic	$0.44	$0.53	$0.16	$0.20
Diluted	$0.43	$0.52	$0.15	$0.19
Dividends Declared Per Common Share	$-	$0.1091	$-	$-

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2009 and 2008 (Unaudited)
 (dollars in thousands, except per share data)

	2009	2008
Cash Flows From Operating Activities
Net income	$7,468	$5,767
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for credit losses	5,141	2,529
Depreciation and amortization	1,706	1,101
Gains on sale of loans	(950)	(406)
Origination of loans held for sale	(78,827)	(27,449)
Proceeds from sale of loans held for sale	81,427	27,188
Increase in cash surrender value of BOLI	(348)	(350)
Gain on sale of investment securities	(1,537)	(55)
Gain on sale of other real estate owned	(64)	-
Stock-based compensation expense	427	232
Excess tax benefit from exercise of non-qualified stock options	(24)	(195)
Increase in other assets	(5,521)	(13,381)
Increase in other liabilities	1,554	17,230
Net cash provided by operating activities	10,452	12,211

Cash Flows From Investing Activities
Increase in interest bearing deposits with other banks
and short term investments	(4,944)	(2,468)
Purchases of available for sale investment securities	(143,525)	(62,378)
Proceeds from maturities and principal payments
of available for sale securities	45,169	12,193
Proceeds from sale/call of available for sale securities	49,320	19,925
Net increase in loans	(55,064)	(96,354)
Net cash received in acquisition	-	10,885
Proceeds from the sale of other real estate owned	907
Bank premises and equipment acquired	(1,147)	(968)
Net cash used in investing activities	(109,284)	(119,165)

Cash Flows From Financing Activities
Increase in deposits	202,622	119,696
Decrease in customer repurchase agreements and
federal funds purchased	(19,501)	(19,490)
Decrease in other short-term borrowings	(25,000)	(16,100)
(Decrease) increase in long-term borrowings	(32,850)	46,150
Payment of dividends on preferred stock	(1,328)	-
Issuance of common stock	51,772	1,149
Excess tax benefit from exercise of non-qualified stock options	24	195
Payment of dividends and payment in lieu of fractional shares	-	(1,178)
Net cash provided by financing activities	175,739	130,422

Net Increase In Cash And Due From Banks	76,907	23,468

Cash And Due From Banks At Beginning Of Period	27,348	15,652

Cash and Due from Banks At End Of Period	$104,255	$39,120

Supplemental Cash Flows Information
Interest paid	$20,037	$15,802
Income taxes paid	$5,515	$4,761
Stock issued for acquisition of Fidelity	$-	$13,330
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$6,122	$65

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Month Periods Ended September 30, 2009 and 2008 (Unaudited)
 (dollars in thousands, except per share data)

						Accumulated
				Additional		Other	Total
	Preferred	Common		Paid	Retained	Comprehensive	Stockholders'
	Stock	Stock	Warrants	in Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2009	$36,312	$127	$1,892	$76,822	$24,866	$2,352	$142,371
Comprehensive Income
Net Income					7,468		7,468
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						1,787	1,787
Less: reclassification adjustment for gains net of taxes of $553 included in net income						(984)	(984)
Total Comprehensive Income							8,271
Preferred stock dividends ($34.73 per share)					(1,328)		(1,328)
Stock-based compensation				427			427
Shares issued under the capital offering -
6,731,640 shares, net of issuance costs of $3,457		68		51,674			51,742
Exercise of options for 9,759 shares of common stock				30			30
Tax benefit on non-qualified options exercise				24			24
Preferred stock:
Warrants reduced by 385,434 warrants	946		(946)				-
Issuance costs	(21)						(21)
Discount accretion	250				(250)		-
Balance, September 30, 2009	$37,487	$195	$946	$128,977	$30,756	$3,155	$201,516

Balance, January 1, 2008	$-	$97	$-	$52,290	$28,195	$584	$81,166
Comprehensive Income
Net Income					5,767		5,767
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						61	61
Less: reclassification adjustment for gains net of taxes of $22 included in net income						(33)	(33)
Total Comprehensive Income							5,795
Shares issued to effect merger with Fidelity -
1,638,031 shares, net of issuance costs of $96		16		13,218			13,234
Cash Dividend ($0.1091 per share)					(1,178)		(1,178)
Shares issued under dividend reinvestment plan -
76,246 shares		1		806			807
10% Stock dividend declaration				9,561	(9,561)		-
Stock-based compensation				232			232
Exercise of options for 97,252 shares of common stock	-	1	-	341			342
Tax benefit on non-qualified options exercise				195			195
Balance, September 30, 2008	$-	$115	$-	$76,643	$23,223	$612	$100,593

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements of Eagle Bancorp, Inc. (the “Company”) included herein are unaudited.  The consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals that in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2008 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period. Certain reclassifications have been made to amounts previously reported to conform to the classifications made in 2009.

Management has evaluated subsequent events for potential recognition and/or disclosure through November 6, 2009, which is the date that the Company’s financial statements included in this Quarterly Report on Form 10-Q were issued.  No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

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

4. HIGHER RISK LENDING – REVENUE RECOGNITION

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in  Exhibit 1 to AcSEC Practice Bulletin No.1 and Staff Accounting Bulletin (“SAB”) No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of noninterest income. The Bank had one higher risk lending transaction, amounting to $1.6 million and $1.8 million, outstanding as of September 30, 2009 and December 31, 2008, respectively.  There were no higher risk lending transactions in 2009

5. OTHER REAL ESTATE OWNED (OREO)

Assets acquired through loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated selling costs when acquired, establishing a new cost basis. The new basis is supported by recent appraisals. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through noninterest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions or review by regulatory examiners.

6. INVESTMENT SECURITIES AVAILABLE FOR SALE

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$61,580	$550	$23	$62,107
Mortgage backed securities - GSEs	119,918	3,829	2	123,745
Municipal bonds	22,414	999	33	23,380
Federal Reserve and Federal Home Loan Bank stock	10,053	-	-	10,053
Other equity investments	396	-	29	367
	$214,361	$5,378	$87	$219,652

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$71,837	$2,197	$5	$74,029
Mortgage backed securities - GSEs	77,242	2,559	31	79,770
Municipal bonds	5,061	-	353	4,708
Federal Reserve and Federal Home Loan Bank stock	9,599	-	-	9,599
Other equity investments	1,396	-	423	973
	$165,135	$4,756	$812	$169,079

Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2009	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$16,799	$23	$-	$-	$16,799	$23
Mortgage backed securities - GSEs	946	2	-	-	946	2
Municipal bonds	2,294	33	-	-	2,294	33
Other equity investments	149	29	-	-	149	29
	$20,188	$87	$-	$-	$20,188	$87

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$4,480	$5	$-	$-	$4,480	$5
Mortgage backed securities - GSEs	7,715	31	-	-	7,715	31
Municipal bonds	4,707	353	-	-	4,707	353
Other equity investments	576	423	-	-	576	423
	$17,478	$812	$-	$-	$17,478	$812

The unrealized losses that exist are generally the result of changes in market interest rates and spread relationships since original purchases. The weighted average duration of debt securities, which comprise 95% of total investment securities, is relatively short at 3.2 years. The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2009 represent an other-than-temporary impairment.  Total gross unrealized losses were primarily attributed to changes in market interest rates since the original purchases, and not due to the credit quality of the investment securities.  The Company does not intend to sell the investments and it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

The amortized cost and estimated fair value of investments available for sale at September 30, 2009 by contractual maturity are shown in the table below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value
Amounts maturing
U. S. Government agency securities maturing:
One year or less	$5,000	$5,064
After one year through five years	56,580	57,043
Mortgage backed securities - GSEs	119,918	123,745
Municipal bonds maturing:
Five years through ten years	3,030	3,112
After ten years	19,384	20,268
FRB, FHLB and other equity securities	10,449	10,420
	$214,361	$219,652

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreement to repurchase, and certain lines of credit with correspondent banks at September 30, 2009 was $181 million. As of September 30, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of stockholders’ equity.

7. EARNINGS PER SHARE

The calculation of net income per common share for the nine and three months ended September 30 was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars and shares in thousands)	2009	2008	2009	2008
Basic
Net income available to common stockholders	$5,701	$5,767	$2,147	$2,261
Average common shares outstanding	12,999	11,021	13,505	11,482
Basic net income per common share	$0.44	$0.53	$0.16	$0.20

Diluted
Net income available to common stockholders	$5,701	$5,767	$2,147	$2,261
Average common shares outstanding	12,999	11,021	13,505	11,482
Adjustment for common share equivalents	113	139	290	94
Average common shares outstanding-diluted	13,112	11,160	13,795	11,576
Diluted net income per common share	$0.43	$0.52	$0.15	$0.19

Per share amounts and the number of outstanding shares have been adjusted to give effect to the 10% common stock dividend paid on October 1, 2008.

8. STOCK-BASED COMPENSATION

The Company maintains the 1998 Stock Option Plan (“1998 Plan”) and the 2006 Stock Plan (“2006 Plan”). No additional options may be granted under the 1998 Plan.

The 2006 Plan provides for the issuance of awards of incentive options, nonqualifying options, restricted stock and stock appreciation rights to selected key employees and members of the Board. The 2006 Plan authorized shares were increased from 715,000 to 1,215,000 on May 21, 2009 by approval of an amendment to the plan by the stockholders. Option awards were made with an exercise price equal to the average of the high and low price of the Company’s shares at the date of grant.

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

In August 2009, the Company awarded options to purchase 5,000 shares to an employee under the 2006 Plan which have a five-year term and vest in four substantially equal installments on the first through fourth anniversaries of the date of grant.

In September 2009, the Company awarded options to purchase 3,000 shares to an employee under the 2006 Plan which have a five-year term and vest in three substantially equal installments on the date of grant, and the first and second anniversaries of the date of grant.

 The fair value of each option grant and other equity based award is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions shown in the table below used for grants during the nine months ended September 30, 2009 and the twelve months ended December 31, 2008 and 2007.

Below is a summary of changes in shares under option plans (split adjusted) for the nine months ended September 30, 2009. The information excludes restricted stock awards.

				Weighted-Average	Weighted-Average	Aggregate
			Weighted-Average	Remaining	Grant Date	Intrinsic
As of 1/1/2009		Stock Options	Exercise Price	Contractual Life	Fair Value	Value
Outstanding		1,028,580	$13.01	-	$2.57	-
Vested		799,884	13.05	-	2.43	-
Nonvested		228,696	12.86	-	3.07	-

Period Activity
Issued		324,937	$6.41	-	$2.04	-
Exercised		9,759	3.07	-	1.36	-
Forfeited		7,792	8.40	-	2.22	-
Expired		36,937	20.70	-	0.96	-

As of 9/30/2009
Outstanding		1,299,029	$11.24	5.18	$2.50	$2,001,988
Vested		832,746	12.75	3.76	2.51	967,093
Nonvested		466,283	8.55	7.72	2.46	1,034,896

Outstanding:				Weighted-Average
Range of		Stock Options	Weighted-Average	Remaining
Exercise Prices		Outstanding	Exercise Price	Contractual Life
$2.98 -	$8.10	546,175	$5.94	6.18
$8.11 -	$11.07	254,190	10.21	4.70
$11.08 -	$15.43	247,209	13.01	3.83
$15.44 -	$26.86	251,455	22.08	4.82
		1,299,029	11.24	5.18

Exercisable:
Range of		Stock Options	Weighted-Average
Exercise Prices		Outstanding	Exercise Price
$2.98 -	$8.10	222,061	$5.27
$8.11 -	$11.07	246,188	10.24
$11.08 -	$15.43	133,354	12.91
$15.44 -	$26.86	231,143	22.52
		832,746	12.75

Assumptions:
		Nine Months Ended	Year Ended	Year Ended
		September 30, 2009	2008	2007
Expected Volatility		25.9% - 58.0%	23.7% - 78.5%	18.5% - 24.4%
Weighted-Average Volatility		26.61%	35.47%	20.12%
Expected Dividends		0.0%	0.8%	1.4%
Expected Term (In years)		3.5 - 8.5	0.1 - 9.0	3.1 - 4.0
Risk-Free Rate		0.84%	2.54%	4.73%
Weighted-Average Fair Value (Grant date)		$2.04	$1.30	$4.40

Total intrinsic value of options exercised					$58,466
Total fair value of shares vested					$237,626
Weighted-average period over which nonvested awards are expected to be recognized					2.58	years

The expected lives are based on the “simplified” method allowed by Staff Accounting Bulletin (SAB) No. 107, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

Included in salaries and employee benefits, the Company recognized $150 thousand ($0.01 per share) and $428 thousand ($0.02 per share) in share based compensation expense for the three and nine months ended September 30, 2009 as compared to $106 thousand ($0.01 per share) and $232 thousand ($0.02 per share) for the same periods in 2008. As of September 30, 2009 there was $1.1 million of total unrecognized compensation cost related to non-vested equity awards under the Company’s share based compensation plans. The $1.1 million of unrecognized compensation expense is being amortized over the remaining requisite service (vesting) periods through 2018.

9. NEW ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Adopted

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on “Recognition and Presentation of Other-Than-Temporary Impairments.”  This guidance requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss).  This guidance was effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt this guidance in the first quarter 2009 and effective January 1, 2009.  There were no impairments previously recognized on debt securities we owned at December 31, 2008; therefore, there was no cumulative effect adjustment to retained earnings and other comprehensive loss as a result of adopting this guidance.

In April 2009, the FASB issued guidance on “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.”  Under this guidance, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value.  This guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt this guidance in the first quarter 2009. Its adoption did not have a material impact on our consolidated financial condition or results of operations.

In April 2009, the FASB issued guidance on “Interim Disclosures about Fair Value of Financial Instruments.”  This guidance requires disclosures about fair value of financial instruments in interim and annual financial statements which is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to adopt this guidance in the first quarter 2009 and included required disclosures in the notes to consolidated financial statements.

In May 2009, the FASB issued guidance on “Subsequent Events.”  This guidance sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for periods ending after June 15, 2009.  The adoption of this guidance did not have an impact on the consolidated financial condition or results of operations of the Company.

In June 2009, the FASB issued guidance on “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles” which established the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP.  This guidance also explicitly recognized rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants.  This guidance was effective for financial statements issued for periods ending after September 15, 2009.  The adoption of this guidance did not have an impact on the consolidated financial condition or results of operations of the Company.

Accounting Pronouncements Issued But Not Yet Effective

In June 2009, the (“FASB”) issued guidance on “Accounting for Transfers of Financial Assets” that requires enhanced disclosures about transfers of financial assets and a company’s continuing involvement in transferred assets.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  We do not expect the adoption of this guidance to have any impact on the Company’s  disclosures, since we do not engage in transfers of financial assets.

In June 2009, the FASB issued guidance which 1) replaces the quantitative-based risks and rewards calculation for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosures about an enterprise’s involvement in variable interest entities.  This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009.  We do not expect the adoption of this guidance to have a material impact, if any, on the Company’s consolidated financial condition or results of operations.

10. FAIR VALUE MEASUREMENTS

The measurement of fair value under US GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

Level 1:
Quoted prices in active exchange markets for identical assets or liabilities; also includes certain U.S. Treasury and other U.S. government and agency securities actively traded in over-the-counter markets.

Level 2:
 Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data; also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.  This category generally includes certain U.S. government and agency securities, corporate debt securities, derivative instruments, and residential mortgage loans held for sale.

Level 3:
Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for single dealer nonbinding quotes not corroborated by observable market data. This category generally includes certain private equity investments, retained interests from securitizations, and certain collateralized debt obligations.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis comprised the following at September 30, 2009:

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investment securities available for sale	$219,652	$149	$219,285	$218	$-	$-

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

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

(dollars in thousands)	Available-for-sale Securities
Balance, January 1, 2009	$218
Total realized and unrealized gains and losses:
Included in net income	-
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Balance, September 30, 2009	$218

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

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changesin Fair Values Included in Period Earnings

Impaired loans	$22,775	$-	$15,802	$6,973	$-	$-
Other real estate owned	$4,581	$-	$2,881	$1,700	$-	$-

Loans

 The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The fair value of the Company’s other real estate owned is determined using current appraisals, within the last twelve months, and estimated costs to sell as nonrecurring Level 2.  When the appraisal is older than twelve months or management determines the fair value of the real estate owned is further impaired below the appraised value and there is no observable market price, the Company records the real estate owned as nonrecurring Level 3. There was no change in fair value of other real estate owned during the nine months ended September 30, 2009.

The following table presents the estimated fair values of financial assets and liabilities on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or non-recurring basis:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Value	Value	Value	Value
Assets
Cash and due from banks	$21,253	$21,253	$27,157	$27,157
Federal funds sold	83,002	83,002	191	191
Interest bearing deposits with other banks	7,433	7,433	2,489	2,489
Investment securities	219,652	219,652	169,079	169,079
Loans held for sale	1,068	1,068	2,718	2,718
Loans	1,317,089	1,310,970	1,265,640	1,261,301
Other earning assets	12,797	12,797	12,450	12,450

Liabilities
Noninterest bearing deposits	233,994	233,994	223,580	223,580
Interest bearing deposits	1,098,008	1,102,428	905,800	911,257
Borrowings	138,601	145,108	215,952	218,758

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

Quoted market prices, if available, are shown as estimates of fair value. Because no quoted market prices exist for a portion of the Company’s financial instruments, the fair value of such instruments has been derived based on management’s assumptions with respect to future economic conditions, the amount and timing of future cash flows and estimated discount rates. Different assumptions could significantly affect these estimates. Accordingly, the net realizable value could be materially different from the estimates presented above. In addition, the estimates are only indicative of individual financial instrument values and should not be considered an indication of the fair value of the Company taken as a whole.

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

Investment securities: For these instruments, fair values are based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

11. STOCKHOLDERS’ EQUITY

On December 5, 2008, the Company entered into and consummated a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued 38,235 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $38,235,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.   The Company accrued dividends on the preferred stock and recognized the discount accretion of $595 thousand for the three months ended September 30, 2009 reducing net income available to common stockholders to $2.1 million ($0.16 per basic and $0.15 per diluted common share).  On August 15, 2009, the Company paid the quarterly dividend payment of $478 thousand on the $38.2 million of preferred stock Series A.

On September 21, 2009, the Company closed on a publicly underwritten offering of  6,731,640 shares of its common stock at $8.20 per share, including 878,040 shares subject to the underwriter's over-allotment option. As a result of the qualifying capital raise, the Company received approval from the U.S. Treasury to reduce by 50% the number of shares of common stock subject to warrants issued to the U.S. Treasury from 770,868 shares to 385,434 shares.  Accordingly, the discount on the preferred stock Series A and the warrants were reduced by $946 thousand.

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

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may”, “will”, “anticipate”, “believes”, “expects”, “plans”, “estimates”, “potential”, “continue”, “should”, and similar words or phases.  These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

GENERAL

The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through EagleBank, its wholly owned banking subsidiary, a Maryland-chartered bank which is a member of the Federal Reserve System (the “Bank”). The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has eight offices serving Montgomery County, Maryland, including an office in Potomac, Maryland, our fourteenth which opened in November 2009; five offices in the District of Columbia; and one office in Fairfax County, Virginia. A fourteenth office opened in early November in Potomac, Maryland.

The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the service area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Company serves. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market, savings, and time deposit accounts; business, construction, and commercial loans, residential mortgages and consumer loans and cash management services. The Company has developed significant expertise and commitment as an SBA lender, and has been designated a Preferred Lender by the Small Business Administration (“SBA”).

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

The fair values and the information used to record valuation adjustments for investment securities available for sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company’s investment portfolio is categorized as available for sale with unrealized gains and losses net of income tax being a component of stockholders’ equity and accumulated other comprehensive income.

The allowance for credit losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (a) the Financial Accounting Standards Board (“FASB”)  issued guidance on “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and are estimable and (b) FASB issued guidance on “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, can be determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.

Three components comprise our allowance for credit losses: a specific allowance, a formula allowance and a nonspecific or environmental factors allowance. Each component is determined based on estimates that can and do change when actual events occur.

The specific allowance allocates a reserve to identified impaired loans. Loans identified in the risk rating evaluation as substandard, doubtful or loss (classified loans), are segregated from non-classified loans.  Classified loans are assigned specific reserves based on an impairment analysis. Under FASB issued guidance on “Accounting by Creditors for Impairment of a Loan,” a loan for which reserves are individually allocated may show deficiencies in the borrower’s overall financial condition, payment record, support available from financial guarantors and for the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company’s assessment of the loss that may be associated with the individual loan.

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

The Company follows the provisions of  FASB issued guidance on “Share-Based Payment,” which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock, and performance based shares.  This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company’s practice is to utilize reasonable and supportable assumptions which are reviewed with the appropriate Board Committee.

In accounting for the acquisition of Fidelity, the Company followed the provisions of FASB issued guidance on “Business Combinations,” which mandates the use of the purchase method of accounting and AICPA Statement of Position topic ASC - 310, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  Accordingly, the tangible assets and liabilities and identifiable intangibles acquired were recorded at their respective fair values on the date of acquisition, with any impaired loans acquired being recorded at fair value outside the allowance for credit losses. The valuation of the loan and time deposit portfolios acquired were made by independent analysis for the difference between the instruments stated interest rates and the instruments current origination interest rate, with premiums and discounts being amortized to interest income and interest expense to achieve an effective market interest rate. An identified intangible asset related to core deposits was recorded based on independent valuation. Deferred tax assets were recorded for the future value of a net operating loss and for the tax effect of timing differences between the accounting and tax basis of assets and liabilities. The Company recorded an unidentified intangible (goodwill) for the excess of the purchase price of the acquisition (including direct acquisition costs) over the fair value of net tangible and identifiable intangible assets acquired.

RESULTS OF OPERATIONS

Earnings Summary

On August 31, 2008 the Company completed the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) and its subsidiary Fidelity & Trust Bank (“F&T Bank”), which added approximately $360 million in loans, $100 million in investments, $385 million in deposits, $47 million in customer repurchase agreements and $13 million in equity capital.  The combined organization is reflected in the balance sheets at September 30, 2009 and December 31, 2008 and the results of operations for the nine and three months ended September 30, 2009 and reflects one month of combined results of operations for the nine and three months ended September 30, 2008.

On September 21, 2009, the Company completed a public offering of its common stock in a transaction which added 6,731,640 shares and approximately $51.8 million (which is net of underwriting discounts and expenses) to its stockholders equity. The additional common equity will be utilized for general corporate purposes, including to support future internal growth or potential acquisitions.

The Company reported net income of $7.5 million for the nine months ended September 30, 2009 as compared to $5.8 million for the same nine month period in 2008. Net income available to common stockholders (which is after accrual of preferred stock dividends) was $5.7 million for the nine months ended September 30, 2009 ($0.44 per basic and $0.43 per diluted common share), compared to $5.8 million ($0.53 per basic and $0.52 per diluted common share) for the same period in 2008, a decrease of 1%.

Net income available to common stockholders (which is after accrual of preferred stock dividends), was $2.1 million for the three months ended September 30, 2009 ($0.16 per basic and $0.15 per diluted common share), compared to $2.3 million ($0.20 per basic and $0.19 per diluted common share) for the same three months of 2008, a decrease of 5%.

The Company had an annualized return on average assets of 0.64% and an annualized return on average common equity of 7.02% for the first nine months of 2009, as compared to annualized returns on average assets and average common equity of 0.81% and 8.95%, respectively, for the same nine months of 2008.

For the three months ended September 30, 2009, the Company had an annualized return on average assets of 0.67% and an annualized return on average common equity of 7.62%, as compared to annualized returns on average assets and average common equity of 0.82% and 9.97%, respectively,  for the same period in 2008.

For the nine months ended September 30, 2009, net interest income showed an increase of 49% as compared to the same period in 2008 on growth in average earning assets of 64%. For the nine months ended September 30, 2009 as compared to the same period in 2008, the Company experienced a decline in its net interest margin from 4.20% to 3.81% or 39 basis points. This change was primarily due to margin compression, reflecting declines in market interest rates on earning assets resulting from Federal Reserve activities which have not been matched by comparable declines in rates on interest bearing liabilities and by a lesser benefit of noninterest funding sources in a much lower interest rate environment.

For the three months ended September 30, 2009, net interest income showed an increase of 38% as compared to the same period in 2008 on growth in average earning assets of 49%. For the three months ended September 30, 2009 as compared to the same period in 2008, the Company experienced a decline in its net interest margin from 4.11% to 3.77% or 34 basis points. The decrease for the three months ended September 30, 2009 is due to the same reason stated above for the decline in the margin for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009 and 2008, average interest bearing liabilities were 78% of average earning assets. Additionally, while the average rate on earning assets for the nine month period ended September 30, 2009 has declined by 102 basis points from 6.54% to 5.52%, as compared to the same period in 2008, the cost of interest bearing liabilities has decreased by 81 basis points from 3.00% to 2.19%, resulting in a decrease in the net interest spread of 21 basis points from 3.54% for the nine months ended September 30, 2008 to 3.33% for the nine months ended September 30, 2009. The 39 basis point decline in the net interest margin compares to a smaller decrease in the net interest spread as the benefit of average noninterest sources funding earning assets declined from 66 basis points for the nine months ended September 30, 2008 to 48 basis points for the nine months ended September 30, 2009. This decline was due to the significantly lower level of interest rates during the nine months ended September 30, 2009 as compared to 2008.

For the three months ended September 30, 2009 and 2008, average interest bearing liabilities were 78% and 79%, respectively, of average earning assets.  Additionally, while the average rate on earning assets for the three months ended September 30, 2009 has declined by 92 basis points from 6.30% to 5.38%, as compared to 2008, the cost of interest bearing liabilities has decreased by 72 basis points from 2.78% to 2.06%, resulting in a decrease in the net interest spread of 20 basis points from 3.52% for the quarter ended September 30, 2008 to 3.32% for the three months ended September 30, 2009. The net interest margin decreased 34 basis points from 4.11% for the three months ended September 30, 2008 to 3.77% for the three months ended September 30, 2009. The net interest margin decline in the three months ended September 30, 2009 as compared to September 30, 2008 (of 34 basis points) exceeded the decline in the net interest spread during the same period (of 20 basis points) due to a decrease in the value of noninterest sources funding earning assets from 59 basis points for the three months ended September 30, 2008 to 45 basis points for the three months ended September 30, 2009. As with the nine month period comparisons, this decline was due to the lower level of interest rates in 2009 as compared to 2008.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates have declined. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents the most significant component of the Company’s revenues.

Due to favorable core deposit growth over the past nine months, the need to meet loan funding objectives has not required the use of alternative funding sources, such as Federal Home Loan Bank (“FHLB”) advances, correspondent bank lines of credit and brokered time deposits, the balances of which have declined since December 31, 2008.  The major component of the growth in core deposits has been growth in a special money market account which was originally being advertised but which has been reliant in the past three months on  more direct sales effort by the business development staff.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased slightly from 88% of average earning assets in the first nine months of 2008 to 87% of average earning assets for the same period of 2009. Investment securities for the first nine months of 2009 amounted to 11% of average earning assets, an increase of 1% from an average of 10% for the same period in 2008. Federal funds sold averaged 2.0% of average earning assets in the first nine months of 2009 and 1.1% for the same period in 2008.

For the three months ended September 30, 2009 average loans were 83% of average earning assets or a decrease of 4%, as compared to 87% for the same period in 2008. Loan growth amounted to $4 million in the third quarter, as compared to $84 million of deposit growth. The slower loan growth is attributable to both seasonality and to anticipated loan fundings in the third quarter which carried into the fourth quarter of 2009. Investment securities for the three months ended September 30, 2009 amounted to 12% of average earning assets, an increase of 1% from an average of 11% for the same period in 2008 federal funds sold averaged 4.6% of average earning assets for the three months ended September 30, 2009 as compared to 1.9% for the same period in 2008. The higher average level of investments and federal funds sold in the third quarter of 2009 (i.e. higher average liquidity) contributed to a decline in the net interest margin in the most recent quarter, as compared to the second quarter of 2009.

The provision for credit losses was $5.1 million for the first nine months of 2009 as compared to $2.5 million for the same period in 2008. The higher provisioning in the first nine months of 2009 as compared to 2008 is attributable to higher net charge-offs in 2009, risk migration within the portfolio and increased reserves for problem loans.

The provision for credit losses was $1.9 million for the three months ended September 30, 2009 as compared to $995 thousand for the three months ended September 30, 2008.  The higher provisioning in the third quarter of 2009 as compared to the third quarter of 2008 is primarily attributable to higher levels of net credit losses and to risk migration within the loan portfolio due to assessments of general weakness in current economic conditions in the third quarter of 2009.

The ratio of net charge-offs to average loans was 0.37% for the first nine months of 2009 as compared to 0.16% for the first nine months of 2008. The management of a quality loan portfolio remains a key objective of the Company, and the Company believes its results in this area are favorable to peer banks. For the nine months ended September 30, 2009, net charge-offs totaled $3.6 million versus $957 thousand for the nine months ended September 30, 2008.

The ratio of net charge-offs to average loans was 0.48% for the three months ended September 30, 2009 as compared to 0.27% for the same three month period of 2008. For the three months ended September 30, 2009, the Company recorded net charge-offs of $1.6 million as compared to $540 thousand of net charge-offs for the three months ended September 30, 2008.

Total noninterest income was $6.0 million for the first nine months of 2009 as compared to $3.1 million for the same period in 2008, a 94% increase. This increase was due primarily to higher service charges on deposit accounts of $889 thousand resulting primarily from increased number of deposit accounts, gains realized on the sale of residential and SBA loans of $544 thousand, and gains realized on the investment securities portfolio of $1.5 million. Investment gains realized in 2009 are the result of asset/liability management decisions to reduce call risk in the portfolio of U.S. Agency securities, to reduce potential extension risk in longer term U.S. Agency mortgage backed securities and to better position the investment portfolio for potentially higher interest rates over future years. Increased gains from mortgage banking activities in 2009 reflect higher levels of mortgage refinancing given lower market interest rates.

Total noninterest income for the three months ended September 30, 2009 increased 24% from the same period in 2008 from $1.2 million to $1.5 million. This increase was due primarily to higher service charges on deposit accounts of $197 thousand resulting primarily from increased number of deposit accounts, and gains realized on the sale of residential and SBA loans of $165 thousand.

Total noninterest expenses increased from $20.3 million in the first nine months of 2008 to $32.1 million for the first nine months of 2009, an increase of 58%. The primary reason for this increase was the Fidelity acquisition which increased the size of the organization resulting in higher staff levels and related personnel costs of $4.0 million, increased occupancy costs of $1.9 million, and data processing of $627 thousand.  In addition, higher costs were incurred for marketing and advertising of $465 thousand, legal, accounting and professional fees of $1.4 million, and FDIC insurance premium of $2.1 million which includes the special FDIC assessment of approximately $723 thousand recorded in the second quarter of 2009 and also reflects higher base rates and increased levels of insured deposits.  Other expenses increased $1.3 million primarily due to $199 thousand in OREO expenses, a $224 thousand director fee agreement termination payment, and $573 thousand in general and administrative costs due to the growth of the organization subsequent to the Fidelity acquisition and to increases in loan collection expenses. The efficiency ratio, which measures the level of non-interest expense to total revenue (defined as the sum of net interest income and noninterest income) was 65.84% for the nine months ended September 30, 2009, as compared to 63.74% for the nine months ended September 30, 2008.  The increase in the efficiency ratio is due to higher costs resulting from maintaining a larger organization following the Fidelity acquisition which was offset by the gains realized on the investment securities portfolio of $1.5 million.

For the three months ended September 30, 2009, total noninterest expenses were $10.3 million, as compared to $7.6 million for the same period in 2008, an increase of 36%. The Fidelity acquisition increased the size of the organization resulting in higher staff levels and related personnel costs of $956 thousand, increased occupancy costs of $418 thousand, and higher data processing of $247 thousand. In addition, higher costs were incurred for marketing and advertising of $103 thousand, legal, accounting and professional fees of $416 thousand, and FDIC insurance premium increased $398 thousand. Other expenses increased $172 thousand primarily due to $37 thousand in OREO expenses, $33 thousand in record management and storage costs, $45 thousand in amortization of core deposits and $57 thousand in general and administrative costs. The efficiency ratio for the three months ended September 30, 2009 was 62.29% as compared to 62.51% for the same period in 2008. While the Company continues to make strategic investments in infrastructure, more attention to overall cost management and post-merger integration is being emphasized.

For the nine months ended September 30, 2009 as compared to 2008, the increase in net interest income from increased volumes, offset by the combination of a higher provision for credit losses, higher levels of noninterest income, a lower net interest margin, higher levels of noninterest expenses, and the preferred stock dividend resulted in a slightly decrease in net income available to common stockholders.

The ratio of common equity to total assets increased from 6.90% for the first nine months of 2008 to 9.71% for the first nine months of 2009, primarily as a result of the common stock offering completed in September.  As discussed below, the capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities.  The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first nine months of 2009 was $42.8 million compared to $28.8 million for the first nine months of 2008, an increase of 49%. This increase in net interest income for the nine months ended September 30, 2009 was attributable in part to the Fidelity acquisition which contributed to a 64% increase in the volume of average earning assets offset somewhat by a 10% decline in the net interest margin from 4.20% to 3.81%. The decline in the net interest margin was due to a lower benefit of noninterest funding sources as market interest rates were substantially lower in the first nine months of 2009 as compared to 2008. In an effort to combat a weaker economic climate, the Federal Reserve lowered its targeted federal funds rate from 2.00% at September 30, 2008 to between 0.0% and 0.25% in December 2008 and it has remained at that level throughout 2009.

For the three months ended September 30, 2009, the net interest margin was 3.77% as compared to 4.11% for the three months ended September 30, 2008. The Company’s net interest margin for the third quarter of 2009 declined by 14 basis points to 3.77% from 3.91% for the second quarter of 2009, due to slower loan growth and higher level of average balance sheet liquidity in the third quarter of 2009 as compared to the second quarter of 2009. Additionally, the $12.15 million of subordinated notes issued on August 28, 2008 represent an additional category of interest expense for the third quarter of 2009 which only existed in the last month of the third quarter of 2008.  Late in the third quarter of 2009, $2.85 million of the subordinated notes were redeemed. The Company’s net interest margin remains favorable to peer banking companies.

The tables below present the average balances and rates of the various categories of the Company’s assets and liabilities for the three and nine months ended September 30, 2009 and 2008.  Included in the table is a measurement of interest rate spread and margin.  Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Average Balances, Interest Yields And Rates, And Net Interest Margin (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,989	$19	2.39%	$2,386	$17	2.83%
Loans (1) (2) (3)	1,317,685	19,744	5.94%	922,224	15,274	6.59%
Investment securities available for sale (3)	186,612	1,623	3.45%	112,422	1,348	4.77%
Federal funds sold	72,317	40	0.22%	20,511	105	2.04%
Total interest earning assets	1,579,603	21,426	5.38%	1,057,543	16,744	6.30%

Total noninterest earning assets	71,251			52,575
Less: allowance for credit losses	19,654			11,756
Total noninterest earning assets	51,597			40,819
TOTAL ASSETS	$1,631,200			$1,098,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$54,390	$44	0.32%	$48,855	$93	0.76%
Savings and money market	457,277	1,885	1.64%	236,256	1,052	1.77%
Time deposits	576,978	3,552	2.44%	410,982	3,649	3.53%
Customer repurchase agreements and federal funds purchased	85,103	200	0.93%	65,512	324	1.97%
Other short-term borrowings	30,000	270	3.44%	15,198	83	2.17%
Long-term borrowings	31,716	457	5.84%	57,664	628	4.33%
Total interest bearing liabilities	1,235,464	6,408	2.06%	834,467	5,829	2.78%

Noninterest bearing liabilities:
Noninterest bearing demand	232,760			167,837
Other liabilities	9,805			5,835
Total noninterest bearing liabilities	242,565			173,672

Stockholders’ equity	153,171			90,223
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,631,200			$1,098,362

Net interest income		$15,018			$10,915
Net interest spread			3.32%			3.52%
Net interest margin			3.77%			4.11%

(1)	Includes loans held for sale.
(2)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $451 thousand and $462 thousand for the three months ended September 30, 2009 and 2008, respectively.

(3)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Average Balances, Interest Yields And Rates, And Net Interest Margin (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$2,734	$56	2.64%	$2,776	$74	3.56%
Loans (1) (2) (3)	1,299,212	56,427	5.81%	808,337	41,098	6.79%
Investment securities available for sale (3)	168,540	5,391	4.28%	92,795	3,418	4.92%
Federal funds sold	30,442	51	0.22%	10,030	163	2.17%
Total interest earning assets	1,500,928	61,925	5.52%	913,938	44,753	6.54%

Total noninterest earning assets	67,804			46,001
Less: allowance for credit losses	19,132			9,574
Total noninterest earning assets	48,672			36,427
TOTAL ASSETS	$1,549,600			$950,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$50,954	$117	0.31%	$46,938	$253	0.72%
Savings and money market	359,657	4,298	1.60%	205,850	2,979	1.93%
Time deposits	580,781	11,675	2.69%	334,143	9,898	3.96%
Customer repurchase agreements and federal funds purchased	97,156	774	1.07%	58,497	1,019	2.33%
Other short-term borrowings	32,875	428	1.70%	18,618	381	2.73%
Long-term borrowings	48,597	1,832	5.07%	47,500	1,466	4.12%
Total interest bearing liabilities	1,170,020	19,124	2.19%	711,546	15,996	3.00%

Noninterest bearing liabilities:
Noninterest bearing demand	223,746			147,605
Other liabilities	9,123			5,155
Total noninterest bearing liabilities	232,869			152,760

Stockholders’ equity	146,711			86,059
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,549,600			$950,365

Net interest income		$42,801			$28,757
Net interest spread			3.33%			3.54%
Net interest margin			3.81%			4.20%

(1)	Includes loans held for sale.
(2)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.3 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.

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

During the first nine months of 2009, the allowance for credit losses increased $1.5 million reflecting $5.1 million in provision for credit losses and $3.6 million in net charge-offs during the period. The provision for credit losses was $5.1 million in the first nine months of 2009 compared to a provision for credit losses of $2.5 million in the first nine months of 2008. The higher provisioning in the first nine months of 2009 as compared to 2008 is attributable to higher net charge-offs in 2009, risk migration within the portfolio and increased reserves for problem loans.

During the three months ended September 30, 2009, the allowance for credit losses increased $300 thousand reflecting $1.9 million in provision for credit losses and $1.6 million in net charge-offs during the period. The provision for credit losses was $1.9 million for the three months ended September 30, 2009 as compared to $995 thousand for the three months ended September 30, 2008. The higher provisioning and higher allowance percentages in the third quarter of 2009 as compared to the third quarter of 2008 are primarily attributable to higher levels of net credit losses and to risk migration within the loan portfolio due to assessments of general weakness in current economic conditions in the third quarter of 2009.

As part of its comprehensive loan review process, the Bank’s Board of Directors and Loan Committee or Company’s Credit Review Committees carefully evaluate loans which are past-due 30 days or more.  The Committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assesses potential increased levels of risk requiring additional reserves.

The maintenance of a high quality loan portfolio, with an adequate allowance for possible credit losses, will continue to be a primary management objective for the Company.

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended
(dollars in thousands)	September 30,
	2009	2008
Balance at beginning of year	$18,403	$8,037
Charge-offs
Commercial (1)	2,565	482
Real estate – commercial	372	29
Real estate – residential	390	-
Construction - commercial and residential	41	334
Home equity	228	124
Other consumer	162	58
Total charge-offs	3,758	1,027

Recoveries
Commercial (1)	131	20
Real estate – commercial	-	-
Real estate – residential	-	-
Construction - commercial and residential	2	50
Home equity	-	-
Other consumer	10	-
Total recoveries	143	70
Net charge-offs	(3,615)	(957)

Acquired allowance - Fidelity	-	7,510
Additions charged to operations	5,141	2,529
Balance at end of period	$19,929	$17,119

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.37%	0.16%

(1) Includes SBA loans.

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	As of September 30,		As of December 31,
(dollars in thousands)	2009		2008
	Amount	% (1)	Amount	% (1)
Commercial	$9,620	25%	$8,923	27%
Real estate – commercial	6,059	48%	4,849	43%
Real estate – residential	22	1%	58	1%
Construction - commercial and residential	3,611	19%	3,972	22%
Home equity	467	7%	394	6%
Other consumer	150	0%	207	1%
Total loans	$19,929	100%	$18,403	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and other real estate owned, totaled $27.4 million, at September 30, 2009, representing 1.63% of total assets, were slightly lower than the $34.1 million of nonperforming assets or 2.14% of total assets, at June 30, 2009 and were only slightly higher as compared to the $26.4 million of nonperforming assets or 1.76% of total assets, at December 31, 2008. The Company has been highly pro-active in addressing existing and potential problem loans resulting from a weaker economy, which has resulted in an improved level of nonperforming assets at September 30, 2009 as compared to June 30, 2009. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for loan losses at 1.51% of total loans at September 30, 2009 is adequate to absorb potential credit losses in the loan portfolio at that date. Included in nonperforming assets at September 30, 2009 is Other Real Estate Owned (“OREO”) of $4.6 million, consisting of eleven foreclosed properties. The Company added ten foreclosed properties with a net carrying value of approximately $4.2 million during the nine months ended September 30, 2009.  The Company had four OREO properties with a net carrying value of $909 thousand at December 31, 2008 and one property with a net carrying value of $65 thousand at September 30, 2008.  During the third quarter of 2009, one foreclosed property with a net carrying value of $150 thousand was sold for a gain of $90 thousand.

Total nonperforming loans amounted to $22.8 million at September 30, 2009 (1.73% of total loans), compared to $31.0 million at June 30, 2009 (2.36% of total loans). This decline largely reflects principal payments of approximately $5.6 million received on two large condominium projects which completed construction during the third quarter of 2009 and began selling units.  Nonperforming loans at September 30, 2009 were lower as compared to $25.5 million at December 31, 2008 (2.01% of total loans).  The increase in nonperforming loans over the past 12 months is principally due to loans acquired in the acquisition of Fidelity completed August 31, 2008. The Company believes it has implemented prudent management over those acquired loans.

The higher level of nonaccrual loans is principally due to the acquisition of nonperforming loans in connection with the acquisition of Fidelity. Under generally accepted accounting principles, specific reserves associated with impaired loans acquired in a merger are to be charged off (or shown as an unaccretable discount) resulting in the nonperforming loans being carried at the resulting net fair value. The impact of this accounting treatment was to increase nonperforming loans without the corresponding specific reserves previously assigned by Fidelity, thus lowering the allowance coverage ratio. Additionally, slowing absorption in commercial construction projects has caused delays in project sell out and loan repayment according to contractual terms. Where appropriate, as with nonperforming loans, specific reserves have been established for these nonperforming construction loans.

The following table shows the amounts of nonperforming assets at the dates indicated.

	September 30,	December 31,	September 30,
(dollars in thousands)	2009	2008	2008
Nonaccrual Loans
Commercial	$4,380	$3,506	$2,622
Other consumer	-	-	-
Home equity	185	196	323
Construction - commercial and residential	14,970	17,588	15,712
Real estate - commercial	3,240	4,167	2,092
Accrual loans-past due 90 days:
Commercial	-	-	248
Other consumer	-	-	-
Real estate - commercial	-	-	-
Restructured loans	-	-	-
Total nonperforming loans	22,775	25,457	20,997
Other real estate owned	4,581	909	65
Total nonperforming assets	$27,356	$26,366	$21,062

Coverage ratio, allowance for credit losses to total
nonperforming loans	87.50%	72.29%	81.53%
Ratio of nonperforming loans to total loans	1.73%	2.01%	1.80%
Ratio of nonperforming assets to total assets	1.63%	1.76%	1.45%

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

The Company had no troubled debt restructured loans at either September 30, 2009 or 2008. Impaired loans consisted of $22.8 million of nonaccrual loans at September 30, 2009, with $2.4 million of specific reserves, compared to $21.1 million of impaired loans at September 30, 2008 with $2.6 million of specific reserves.

At September 30, 2009, there were $21.2 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the nine months ended September 30, 2009 was $6.0 million, compared to $3.1 million for the nine months ended September 30, 2008, an increase of 94%. This increase was due primarily to higher service charges on deposit accounts of $889 thousand, gains realized on the sale of residential and SBA loans of $544 thousand, and gains realized on the sale of investment securities of $1.5 million.

Total noninterest income for the three months ended September 30, 2009 increased 24% from the same period of 2008, from $1.2 million to $1.5 million. This increase was due primarily to higher service charges on deposit accounts of $197 thousand resulting primarily from increased number of deposit accounts, and gains realized on the sale of residential and SBA loans of $165 thousand,.

For the nine months ended September 30, 2009 service charges on deposit accounts increased to $2.2 million from $1.3 million, an increase of 69%. The increase in service charges for the year was primarily related to the Fidelity acquisition, to fee increases due in part to the impact of lower interest rates on customer earnings credits, and to new relationships.  For the three months ended September 30, 2009 service charges on deposit accounts increased from $530 thousand to $727 thousand compared to the same period in 2008, due to the same factors noted above for the nine month periods.

Gain on sale of loans consists of SBA and residential mortgage loans. For the nine months ended September 30, 2009 gain on sale of loans increased 134%, from $406 thousand to $950 thousand, compared to the same period in 2008. For the three months ended September 30, 2009, gain on sale of loans increased 130%, from $127 thousand to $292 thousand, compared to the same period in 2008.

The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. There was $297 thousand and $216 thousand from this source for the nine and three months ended September 30, 2009, compared to $218 thousand and $80 thousand for the same periods in 2008, respectively. The increase was due to higher volumes on SBA guaranteed loan sales. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $653 thousand and $76 thousand for the nine and three months ended September 30, 2009, compared to $188 thousand and $48 thousand in the same periods in 2008, respectively. The Company continues its efforts to originate residential mortgages and to sell these assets on a servicing released basis. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be a minimal risk and to date has not been required to repurchase any loans. The Bank does not originate so called “sub-prime” loans and has no exposure to this market segment. Higher refinancing activity resulting from a decline in residential mortgage rates in 2009 as compared to 2008 was the primary reason for the increase.

Other income totaled $1.0 million for the first nine months of 2009 and for the same period in 2008. The major components of income in this category consist of ATM fees, SBA service fees, noninterest loan fees and other noninterest fee income. Noninterest loan fees decreased to $344 thousand for the nine months ended September 30, 2009 from $457 thousand for the same nine month period in 2008, a decrease of 25%. Other noninterest fee income was $212 thousand for the nine months ended September 30, 2009 compared to $167 thousand for the same nine month period in 2008, a 27% increase due primarily to increases in miscellaneous service fees. Other income totaled $349 thousand for the three months ended September 30, 2009 as compared to $375 thousand for the same period in 2008, a decrease of 7%.

Net investment gains amounted to $1.5 million for the first nine months of 2009 and no gain for the three months of 2009 as compared to $55 thousand and $45 thousand for the same nine and three month periods in 2008.  The increase in gains for the first nine months of 2009 was the result of asset/liability management decisions to reduce call risk in the portfolio of U.S. Agency securities, to reduce potential extension risk in longer term U.S. Agency mortgage backed securities and to better position the investment portfolio for potentially higher interest rates over future years.

Noninterest Expense

Noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expense was $32.1 million for the nine months ended September 30, 2009 compared to $20.3 million for the nine months ended September 30, 2008, an increase of 58%. For the three months ended September 30, 2009, total noninterest expense was $10.3 million versus $7.6 million for the same period in 2008, a 36% increase.

Salaries and employee benefits were $15.5 million for the nine months of 2009, as compared to $11.5 million for 2008, a 35% increase. For the three months ended September 30, 2009, salaries and employee benefits amounted to $5.1 million versus $4.2 million for the same period in 2008, a 23% increase. These increases were due to staff additions and related personnel costs, primarily resulting from the Fidelity acquisition, merit increases, incentive based compensation and increased benefit costs. At September 30, 2009, the Company’s staff numbered 234, as compared to 231 at June 30, 2009 and 236 at September 30, 2008.

Premises and equipment expenses amounted to $5.5 million for the nine months ended September 30, 2009 versus $3.6 million for the same period in 2008. This increase of 54% was due primarily to new banking offices acquired from the Fidelity acquisition.  Additionally, ongoing operating expense increases associated with the Company’s facilities, all of which are leased, and increased equipment costs contributed to the overall increase in expense. For the nine months ended September 30, 2009 the Company recognized $204 thousand of sublease revenue as compared to $216 thousand for the same period in 2008. The sublease revenue is a direct offset of premises and equipment expenses. For the three months ended September 30, 2009, premises and equipment expenses amounted to $1.8 million versus $1.4 million for the same period in 2008, a 30% increase. The reason for the increase in expense for the three months ended September 30, 2009 was the same as mentioned above for the nine month period.  For the three months ended September 30, 2009, the Company recognized $64 thousand in sublease revenue compared to $107 thousand for the three months ended September 30, 2008.

Marketing and advertising expenses increased from $320 thousand for the nine months ended September 30, 2008 to $785 thousand in the same period in 2009, an increase of 145%. The primary reason for the significant increase was accrued costs incurred for the sponsorship of the 2009 EagleBank Bowl, to be held on December 29, 2009.   For the three months ended September 30, 2009, marketing and advertising expenses amounted to $228 thousand compared to $125 thousand for the same period in 2008, an increase of 82%. This increase was due to the same reason mentioned above for the nine months ended September 30, 2009.

Data processing expenses increased from $1.2 million for the nine months ended September 30, 2008 to $1.8 million in the same period in 2009, an increase of 54%. This increase was due to the addition of new banking offices and an increase in the volume of data processing activity following the Fidelity acquisition and organic growth.  For the three months ended September 30, 2009, data processing expenses amounted to $658 thousand versus $411 thousand for the same period in 2008, an increase of 60%. This increase was due to the same reasons mentioned above for the nine months ended September 30, 2009.

Legal, accounting and professional fees were $2.0 million for the nine months ended September 30, 2009, as compared to $656 thousand for same period in 2008, a 211% increase. This increase was primarily due to collection costs related to problem assets and professional fees for consulting services.  For the three months ended September 30, 2009, legal, accounting and professional fees amounted to $664 thousand compared to $248 thousand for the same period in 2008, a 168% increase. This increase was due to the same reasons mentioned above for the nine month period ended September 30, 2009.

FDIC insurance premiums were $2.5 million for the nine months ended 2009, as compared to $399 thousand in 2008, an increase of 518%. The primary reasons for the increase were an increase in the base FDIC premium rates charged on deposits, a special FDIC assessment of approximately $723 thousand recorded in the second quarter of 2009 and higher deposit balances following the Fidelity acquisition.  For the three months ended

September 30, 2009, FDIC insurance premiums amounted to $550 thousand versus $152 thousand for the same period in 2008, a 262% increase. This increase was due to the same reasons mentioned above for the nine month period ended September 30, 2009.

Other expenses, increased to $4.1 million in the first nine months of 2009 from $2.8 million for the same period in 2008, an increase of 48%. For the three months ended September 30, 2009, other expenses amounted to $1.3 million versus $1.1 million for the same period in 2008, an increase of 16%. The major components of cost in this category include insurance expenses, broker fees, telephone, courier, correspondent bank fees, office supplies and printing, record management and storage costs, director fees, OREO expenses and stockholder and NASDAQ related expenses.  For the nine months and three months ended September 30, 2009, as compared to the same periods in 2008, the significant increases in this category were primarily director fees, OREO expenses, record management and storage costs, telephone expenses and stockholder and NASDAQ related expenses.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (termed effective tax rate) decreased to 35.3% for the nine months ended September 30, 2009 as compared to 36.1% for the same period in 2008. This decrease was due primarily to the purchase accounting adjustments established in connection with the Fidelity acquisition and to a lesser extent to higher average tax exempt investments. For the third quarter of 2009 as compared to 2008, the effective tax rate was 37.2% as compared to 36.2%.

FINANCIAL CONDITION

Summary

At September 30, 2009, the Company’s total assets were $1.7 billion, loans were $1.3 billion, deposits were $1.3 billion, other borrowings, including customer repurchase agreements, were $138.6 million and stockholders’ equity was $201.5 million.  As compared to December 31, 2008, total assets increased by $185.9 million (12.4%), loans increased by $51.4 million (4.1%), investment securities available for sale, federal funds sold and other short-term investments increased by $138.3 million (81.8%), deposits increased by $202.6 million (17.9%), borrowings decreased by $77.4 million (35.8%) and stockholders’ equity grew by $59.1 million (41.5%).

A substantial portion of the year-to-date growth in 2009 in deposits is due to a successful money market campaign, which resulted in stronger deposit growth than loan growth in the first mine months and a resulting higher liquidity position in federal funds sold.

On September 21, 2009, the Company sold 6,731,640 shares of its common stock at $8.20 per share, including 878,040 shares subject to the underwriter's over-allotment option. As a result of the capital raise, the number of shares of common stock subject to the warrant issued to the U.S. Treasury was reduced by 50% to 385,434.

In July 2008, the Company, in an action to conserve capital, discontinued the payment of its quarterly cash dividend.   On October 1, 2008, the Company paid a 10% stock dividend on the common stock.  The Company paid a cash dividend of $0.0545 per common share for both the first and second quarter of 2008.

Loans, net of amortized deferred fees and costs, at September 30, 2009, December 31, 2008 and September 30, 2008 by major category are summarized below:

	As of September 30,		As of December 31,		As of September 30,
(dollars in thousands)	2009		2008		2008
	Amount	%	Amount	%	Amount	%
Commercial	$327,245	25%	$334,999	27%	$302,534	26%
Owner occupied - commercial	189,333	14%	184,059	15%	169,733	14%
Investment - commercial real estate	451,196	34%	365,010	28%	329,179	28%
Real estate mortgage – residential	9,044	1%	9,757	1%	10,000	1%
Construction - commercial and residential	246,439	19%	283,020	22%	273,809	23%
Home equity	87,213	7%	80,295	6%	76,374	7%
Other consumer	6,619	0%	8,500	1%	8,954	1%
Total loans	1,317,089	100%	$1,265,640	100%	1,170,583	100%
Less: Allowance for Credit Losses	(19,929)		(18,403)		(17,119)
Net Loans and Leases	$1,297,160		$1,247,237		$1,153,464

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

For the nine months ended September 30, 2009, noninterest bearing deposits increased $10.4 million as compared to December 31, 2008, while interest bearing deposits increased by $192.2 million during the same period. The significant increase in deposits in the third quarter is primarily attributable to a marketing campaign for money market accounts.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts time deposits, generally in denominations of less than $100 thousand in brokered deposits from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC for one-way purchased transactions. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance.  These funds are classified as brokered deposits for regulatory reporting, but are deemed more core in nature by the industry. At September 30, 2009, total time deposits included $168.1 million of brokered deposits, which represented 13% of total deposits. The CDARS component represented $69.7 million or 5% of total deposits. These sources are deemed reliable and cost efficient as an alternative funding source for the Company. At December 31, 2008, total time deposits included $192.7 million of brokered deposits which represented 17% of total deposits. The CDARS component represented $81.1 million or 7% of total deposits. The lesser use of wholesale funding during 2009 is attributable to favorable growth in core deposits.

At September 30, 2009, the Company had approximately $234.0 million in noninterest bearing demand deposits, representing 18% of total deposits. This compared to approximately $223.6 million of these deposits at December 31, 2008 or 20% of total deposits.  These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve.  Proposed legislation has been introduced in past Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $79.3 million at September 30, 2009 compared to $98.8 million at December 31, 2008, the decrease being attributed primarily to reduced clients’ safety concerns over condition of the financial markets as compared to the end of 2008, when financial markets were experiencing a period of heightened stress. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or  U.S. Agency mortgage backed securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

At September 30, 2009 the Company had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks, as compared to $5.0 million outstanding at December 31, 2008. At September 30, 2009, the Bank had $50 million of borrowings outstanding under its credit facility from the FHLB, as compared to $105 million at December 31, 2008. This decrease in borrowed funding was due to larger amounts of core deposits, primarily money market accounts, attributable in part to special rate promotions over the March-September 2009 period. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

On August 11, 2008, the Company entered into a Loan Agreement and related Stock Security Agreement and Promissory Note (the “credit facility”) with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $20 million for working capital purposes, to finance capital contributions to the Bank and ECV. The terms of this facility were modified in July 2009. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.75%. Interest is payable on a monthly basis.  The term of the credit facility expires on June 25, 2010.  At any time, provided no event of default exists, the Company may term out repayment of the outstanding principal balance of the credit facility over a five year term. At September 30, 2009, there were no amounts outstanding under this credit facility as compared to $14.0 million outstanding at September 30, 2008.

On August 28, 2008 the Company accepted subscriptions for and sold an aggregate of $12.15 million of subordinated notes (the “Notes”), on a private placement basis. The capital treatment of the Notes will be phased out during the last 5 years of the Notes’ term, at a rate of 20% of the original principal amount per year commencing in October 2009. The Notes bear interest, payable on the first day of each month, commencing in October 2008, at a fixed rate of 10% per year.  The Notes have a term of approximately six years, and have a maturity of September 30, 2014.  On September 17, 2009, the Company redeemed an aggregate of $2.85 million of its 10% Subordinated Notes, due 2014, from certain directors of the Company.  Each of the certain directors purchased shares in the Company’s common stock offering having a purchase price at least equal to the redemption proceeds received.

Liquidity Management

Liquidity is a measure of the Company and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s investment portfolio of debt securities is held in an available-for-sale status and at September 30, 2009 had an unrealized gain position, which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $20 million line of credit with a regional bank, secured by the stock of the Bank, against which there were no amounts outstanding at September 30, 2009. Additionally, the Bank can purchase up to $70.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at September 30, 2009 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $49.2 million, against which there was $450 thousand outstanding at September 30, 2009. At September 30, 2009, the Bank was also eligible to make advances from the FHLB up to $138.1 million based on collateral at the FHLB, of which it had $50.0 million of advances outstanding at September 30, 2009. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer.  The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee of the Bank’s Board of Directors (“ALCO”) has adopted policy guidelines which emphasize the importance of core deposits and their continued growth.

At September 30, 2009, under the Bank’s liquidity formula, it had $485.4 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at September 30, 2009 are as follows:

(in thousands)
Loan commitments	$49,965
Unused lines of credit	208,424
Letters of credit	13,408
Total	$271,797

In November 2009, the Bank’s lease for a new branch office in Potomac, Maryland relating to approximately 4,347 rentable square feet under an initial lease term of 10 years and a minimum lease obligation of approximately $3.7 million commenced.

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and re-pricing mismatch inherent in its asset and liability cash flows and providing net interest income growth consistent with the Company’s profit objectives.

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been restructuring its investment portfolio to mitigate call risk should rates remain at current levels and to mitigate extension risk should rates increase. Additionally, the Company has been acquiring longer-term fixed rate liabilities given the very low interest rate environment, in an effort to secure attractive funding rates over the next three to four years. There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model (simulation analysis) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100 and 200 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income over the next twelve and twenty four month periods, and to the market value of equity impact.

For the analysis presented below, at September 30, 2009, the Bank’s assumption for the re-pricing of interest bearing transaction, savings and money market deposit accounts reflects 50 basis point change in interest rates for each 100 basis point change in market interest rates in both a decreasing and increasing interest rate shock scenario with a floor of 10 basis points.

As quantified in the table below, the Company’s analysis at September 30, 2009 shows a moderate effect on net interest income, net income and the economic value of equity when interest rates are shocked down 100 and 200 basis points and up 100 and 200 basis points, due to the significant level of variable rate and repriceable assets and liabilities. The re-pricing duration of the investment portfolio is about 3.2 years, the loan portfolio about 2.1 years; the interest bearing deposit portfolio about 2.1 years and the borrowed funds portfolio about 9 months.

The following table reflects the result of a shock simulation on the September 30, 2009 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+200	-0.1%	-0.3%	-2.0%
+100	-0.4%	-1.4%	0.2%
0	-	-	-
-100	+1.0%	+3.5%	-4.2%
-200	+2.1%	+7.5%	-7.8%

The results of simulation are within the policy limits adopted by the Company.  For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change and 12% for a 200 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change and 15% for a 200 basis point change. The changes in both the net interest income and the economic value of equity in both a higher and lower interest rate shock scenario at September 30, 2009 is not judged material, and is not significantly different than the risk profile at June 30, 2009, although the GAP position at September 30, 2009 as compared to June 30, 2009 shows a more rate sensitive asset position due to a large federal funds sold position.

Generally speaking, the loss of market value of portfolio equity in a lower interest rate environment is due to lower values of core deposits more than offsetting the gains in loan and investment values; while the loss of market value of portfolio equity in a higher interest rate environment is due to lower values of fixed rate loans and investments more than offsetting the higher value of core deposits, neither effect as mentioned above is considered material or unmanageable.

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

Gap Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 91% of the Company’s revenue for the third quarter of 2009 and 88% of the Company’s revenue for the first nine months of 2009.

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

Based on the current economic environment, and anticipating higher interest rates over the next few years management, in the second quarter of 2009, restructured the composition of its investment portfolio by selling U.S. Agency securities to mitigate call risk, by selling 30 year mortgage backed securities to mitigate extension risk and by purchasing seasoned 15 year mortgage backed securities to provide enhanced cash flows by increasing the portion of the investment portfolio that was amortizing. Additionally, the Company has increased the proportion of its tax exempt securities in the 10-15 year maturity range to provide attractive fully tax equivalent yields in a barbell approach to investing. These actions have had the effect of increasing the duration of the investment portfolio. On the liability side, management has acquired longer maturities in its brokered deposit portfolio and has attracted large amounts of core money market accounts in an effort to build more client relationships. As earlier mentioned, the Company’s net interest margin decreased in the third quarter of 2009 as compared to the second quarter by 14 basis points (from 3.91% to 3.77%) due to higher average liquidity during the quarter ended September 30, 2009 as compared to the quarter ended June 30, 2009. The higher average liquidity is reflected in higher average federal funds sold as both the average and quarterly growth in deposits in the third quarter of 2009 exceeded loan growth. Loan growth amounted to $4 million in the third quarter, as compared to $84 million of deposit growth. The slower loan growth is attributable to both seasonality and to anticipated loan fundings in the third quarter which carried into the fourth quarter of 2009.

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

At September 30, 2009, the Company had a positive GAP position of 11.8% of total assets out to three months and a positive cumulative GAP position of 4.6% out to 12 months; as compared to a positive GAP position of 13% out to three months and a positive cumulative GAP position of 2% out to 12 months at December 31, 2008.  The change in the GAP position at September 30, 2009 as compared to December 31, 2008 relates primarily to extended duration of the investment portfolio (see above discussion) and the acquisition of large amounts of money market deposits which are variable rate and to slightly shorter lives on time deposits. The current position is within guideline limits established by ALCO.

If interest rates decline, the Company’s net interest income and margin are expected to remain stable due to a modest mismatch of rate sensitive assets over liabilities at September 30, 2009, that reprice within a 12 month period.   Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the effects of a declining interest rate environment may not be in accordance with management’s expectations. If interest rates increase, the Company’s interest rate sensitivity position at September 30, 2009 also shows modest risk exposures within policy limits established by ALCO. Many of the rate sensitive liabilities (i.e. money market accounts) are deposits whose interest rates are administratively controlled as opposed to contractual in nature, which gives management flexibility in modifying interest rates on a significant amount of its liabilities.  Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

GAP Analysis
September 30, 2009
(dollars in thousands)

Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investments securities	$20,894	$33,976	$88,404	$71,580	$4,798	$219,652
Loans (1)(2)	698,618	110,556	275,957	196,554	36,472	1,318,157
Fed funds and other short-term investments	83,002	-	-	-	-	83,002
Other earning assets	-	12,797	-	-	-	12,797
Total	$802,514	$157,329	$364,361	$268,134	$41,270	$1,633,608	$49,165	$1,682,773

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$6,973	$20,919	$55,784	$55,784	$94,534	$233,994
Interest bearing transaction	55,513	-	-	-	-	55,513
Savings and money market	242,915	-	92,888	92,888	46,447	475,138
Time deposits	189,141	256,842	90,021	31,353	-	567,357
Customer repurchase agreements and fed
funds purchased	79,301	-	-	-	-	79,301
Other borrowings	30,000	-	10,000	-	19,300	59,300
Total	$603,843	$277,761	$248,693	$180,025	$160,281	$1,470,603	$10,654	$1,481,257
GAP	$198,671	$(120,432)	$115,668	$88,109	$(119,011)	$163,005
Cumulative GAP	$198,671	$78,239	$193,907	$282,016	$163,005

Cumulative gap as percent of total assets	11.81%	4.65%	11.52%	16.76%	9.69%

(1) Includes loans held for sale
(2) Non-accrual loans are included in the over 60 months category

Although NOW and MMA accounts are subject to immediate repricing, the Bank’s GAP model has incorporated a repricing schedule to account for a lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate changes in assets.

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

On September 21, 2009, the Company sold 6,731,640 shares of its common stock at $8.20 per share, including 878,040 shares subject to the underwriter's over-allotment option. As a result of the qualifying capital raise, the Company received approval from the U.S. Treasury to reduce by 50% the number of shares of common stock subject to warrants issued to the U.S. Treasury from 770,868 shares to 385,434 shares. Accordingly, the discount on the preferred stock Series A and the warrants were reduced by $946 thousand.

The actual capital amounts and ratios for the Company and Bank as of September 30, 2009, December 31, 2008 and September 30, 2008 are presented in the table below:

					For Capital	To Be Well
(dollars in thousands)	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *
As of September 30, 2009
Total capital to risk-weighted assets	$216,218	15.57%	$160,879	11.77%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	189,533	13.65%	143,753	10.51%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	189,533	11.68%	143,753	8.92%	3.0%	5.0%

As of December 31, 2008
Total capital to risk-weighted assets	$162,285	11.93%	$141,735	10.46%	8.0%	10.0%
Tier 1 to risk-weighted assets	133,109	9.78%	124,778	9.21%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	133,109	9.22%	124,778	8.69%	3.0%	5.0%

As of September 30, 2008
Total capital to risk-weighted assets	$124,574	9.77%	$131,701	10.38%	8.0%	10.0%
Tier 1 to risk-weighted assets	96,478	7.57%	115,829	9.13%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	96,478	8.81%	115,829	10.62%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company.  At September 30, 2009, subject to prior approval by the Maryland Commissioner of Financial Regulation, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.  However, until December 5, 2011 or the earlier redemption for the Series A Preferred Stock, the Company is prohibited from increasing the dividend on the common stock without Treasury consent.  Additionally, the ability of the Company to pay dividends or purchase shares of its common stock will be restricted at any time when dividends on the Series A Preferred Stock are in arrears.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk”.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have an adverse impact on the financial condition or earnings of the Company.

Item 1A - Risk Factors

Except as set forth in the Company’s current report on Form 8-K filed on September 9, 2009, there have been no material changes as of September 30, 2009 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

EAGLE BANCORP, INC.

Date: November 9, 2009                                                                By:    /s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: November 9, 2009                                                                By:    /s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company