Form 10-K
period 2009-12-31
EAGLE BANCORP INC
filed 2010-03-15
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 0-25923

Eagle Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2061461 (I.R.S. Employer Identification Number)
7815 Woodmont Avenue, Bethesda, Maryland (Address of Principal Executive Offices)	20814 (Zip Code)

        Registrant's Telephone Number, including area code: (301) 986-1800

        Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Capital Market

        Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2009 was approximately $86.8 million.

        As of March 4, 2010, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 19,631,164.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2010 are incorporated by reference in part III hereof.

Form 10-K Cross Reference Sheet

        The following shows the location in this Annual Report on Form 10-K or the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2010, of the information required to be disclosed by the United States Securities and Exchange Commission Form 10-K. References to pages only are to pages in this report.

PART I	Item 1.	Business. See "Business" at Pages 90 through 95.
	Item 1A.	Risk Factors. See "Risk Factors" at Pages 96 through 104.
	Item 1B.	Unresolved Staff Comments. None
	Item 2.	Properties. See "Properties" at Pages 112 through 114.
Item 3.
Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.
	Item 4.	Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2009.
PART II	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See "Market for Common Stock and Dividends" at Pages 43 though 45.
	Item 6.	Selected Financial Data. See "Six Year Summary of Financial Information" at Page 3.
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" at Pages 4 through 42.
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk. See "Interest Rate Risk Management—Asset/Liability Management and Quantitative and Qualitative Disclosures About Market Risk" at Pages 35 through 39.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Pages 50 through 89.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A.	Controls and Procedures. See "Disclosure Controls and Procedures" at Page 46 and "Management Report on Internal Control Over Financial Reporting" at Page 47.
	Item 9B.	Other Information. None.
PART III	Item 10.
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
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. See "Market for Common Stock and Dividends—Securities Authorized for Issuance Under Equity Compensation Plans" at page 43. The remainder of the information required by this Item is incorporated by reference to the material appearing under the caption "Voting Securities and Principal Shareholders" in the Proxy Statement.
Item 13.
Certain Relationships and Related Transactions and Director Independence. The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors" and "Certain Relationships and Related Transactions" in the Proxy Statement.
Item 14.
Principal Accountant Fees and Services. The information required by this Item is incorporated by reference to the material appearing under the caption "Ratification of Appointment of Independent Registered Public Accounting Firm—Fees Paid to Independent Accounting Firm" in the Proxy Statement.
PART IV	Item 15.	Exhibits, Financial Statement Schedules. See "Exhibits and Financial Statements" at Page 115.

Six Year Summary of Selected Financial Data

        The following table shows selected historical consolidated financial data for Eagle Bancorp, Inc. (the "Company"). It should be read in conjunction with the Company's audited Consolidated Financial Statements appearing elsewhere in this report.

	Year ended December 31,
(dollars in thousands except per share data)	2009	2008	2007	2006	2005	2004
Balance Sheet—Period End
Securities	$245,644	$169,079	$87,117	$91,140	$68,050	$64,098
Loans held for sale	1,550	2,718	2,177	2,157	2,924	2,208
Loans	1,399,311	1,265,640	716,677	625,773	549,212	415,509
Allowance for credit losses	20,619	18,403	8,037	7,373	5,985	4,240
Intangible assets, net	4,379	2,533	236	255	168	—
Total assets	1,805,504	1,496,827	846,400	773,451	672,252	553,453
Deposits	1,460,274	1,129,380	630,936	628,515	568,893	462,287
Borrowings	150,090	215,952	128,408	68,064	32,139	30,316
Subordinated debt	9,300	12,150	—	—	—	—
Total liabilities	1,617,183	1,354,456	765,234	700,535	607,288	494,919
Preferred stockholders' equity	22,612	36,312	—	—	—	—
Common stockholders' equity	165,709	106,059	81,166	72,916	64,964	58,534
Total stockholders' equity	188,321	142,371	81,166	72,916	64,964	58,534
Tangible common equity	161,330	102,568	80,930	72,661	64,796	58,534
Statement of Operations
Interest income	$84,338	$65,657	$57,077	$50,318	$36,726	$24,195
Interest expense	24,809	23,676	23,729	17,880	8,008	4,328
Provision for credit losses	7,669	3,979	1,643	1,745	1,843	675
Noninterest income	7,297	4,366	5,186	3,846	3,998	3,753
Noninterest expense	42,773	30,817	24,921	21,824	18,960	14,952
Income before taxes	16,384	11,551	11,970	12,715	11,913	7,993
Income tax expense	5,965	4,123	4,269	4,690	4,369	2,906
Net income	10,419	7,428	7,701	8,025	7,544	5,087
Preferred dividends	2,307	177	—	—	—	—
Net income available to common shareholders	8,112	7,251	7,701	8,025	7,544	5,087
Per Common Share Data(1)
Net income, basic	$0.55	$0.63	$0.73	$0.77	$0.74	$0.51
Net income, diluted	0.55	0.62	0.71	0.74	0.70	0.48
Dividends declared	—	0.11	0.22	0.21	0.20	—
Book value	8.48	8.19	7.59	6.99	6.32	5.80
Tangible book value	8.26	7.92	7.57	6.97	6.31	5.80
Common shares outstanding	19,534,226	12,714,355	10,693,447	10,425,870	10,274,394	10,078,712
Weighted average common shares outstanding	14,643,294	11,556,569	10,531,236	10,373,080	10,177,948	10,062,368
Ratios
Net interest margin	3.85%	4.05%	4.37%	4.81%	4.99%	4.35%
Efficiency ratio(2)	64.01%	66.49%	66.54%	60.15%	57.95%	63.30%
Return on average assets	0.65%	0.69%	0.96%	1.13%	1.24%	1.04%
Return on average common equity	6.60%	8.05%	10.03%	11.63%	12.25%	9.16%
Total capital (to risk weighted assets)	13.57%	11.93%	11.21%	11.91%	12.05%	13.45%
Tier 1 capital (to risk weighted assets)	11.82%	9.78%	10.20%	10.82%	11.04%	12.52%
Tier 1 capital (to average assets)	10.29%	9.22%	9.46%	9.67%	9.94%	11.98%
Asset Quality
Nonperforming assets and loans 90+ past due	$27,131	$26,366	$5,324	$2,013	$491	$156
Nonperforming assets and loans 90+ past due to total assets	1.50%	1.76%	0.63%	0.26%	0.07%	0.03%
Allowance for credit losses to loans	1.47%	1.45%	1.12%	1.18%	1.09%	1.02%
Allowance for credit losses to nonperforming assets	76.00%	69.80%	150.96%	366.27%	1218.94%	2717.95%
Net charge-offs	$5,454	$1,123	$979	$357	$98	$115
Net charge-offs to average loans	0.42%	0.12%	0.15%	0.06%	0.02%	0.03%

(1)
Presented giving retroactive effect to the 10% stock dividend paid on the common stock on October 1, 2008 and the stock splits in the form of 30% dividend on the common stock paid on July 5, 2006 and February 28, 2005. In July 2008, the Company discontinued the payment of its quarterly cash dividend.

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

        Caution About Forward Looking Statements.    This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "may," "could," "should," "will," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," or words or phases of similar meaning. These forward looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward looking statements.

        The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward looking statements:

  •
  The strength of the United States economy in general and the strength of the local economies in which we conduct operations;

  •
  Geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, which could impact business and economic conditions in the United States and abroad;

  •
  The effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board;" inflation, interest rate, market and monetary fluctuations;

  •
  The timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

  •
  The willingness of users to substitute competitors' products and services for our products and services;

  •
  The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

  •
  The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission (the "SEC"), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board or other accounting standards setters;

  •
  Technological changes;

  •
  The effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

  •
  The growth and profitability of non-interest or fee income being less than expected;

  •
  Changes in the level of our non-performing assets and charge-offs;

  •
  Changes in consumer spending and savings habits; and

  •
  Unanticipated regulatory or judicial proceedings.

        If one or more of the factors affecting our forward looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward looking information and statements contained in this report. You should not to place undue reliance on our forward looking information and statements. We will not update the forward looking statements to reflect actual results or changes in the factors affecting the forward looking statements.

GENERAL

        The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of fourteen offices which is comprised of eight offices serving Montgomery County, Maryland, five offices in the District of Columbia and one office in Fairfax County, Virginia. Our eighth office in Montgomery County, located in Potomac, Maryland, opened in the fourth quarter of 2009.

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

        Throughout 2009, the financial services industry continued to encounter significant volatility and stress following severe contraction in worldwide economic activity, credit defaults and asset value declines in the fourth quarter of 2008 and first quarter of 2009. Generally weak economic conditions persisted in the U.S. economy and regionally in the twelve months ended December 31, 2009, with unemployment levels increasing, real estate values declining, personal income levels remaining flat, and average interest rates declining sharply. In this difficult operating environment, the Company was able to produce positive earnings in each quarter of 2009. The Company's primary market, the Washington, D.C. metropolitan area, has been relatively less impacted by the severe recessionary climate than other parts of the country, due in part to the significant economic impact of the federal government. The Company did not make subprime residential mortgage loans to retail customers, and did not invest in private label mortgage backed securities, securities backed by subprime or Alt A mortgages, or the preferred stock of Freddie Mac and Fannie Mae, factors which have negatively impacted many banking companies. Notably, the

Company was successful in raising a significant amount of additional common equity in the third quarter of 2009 to fund additional growth, at a time when many community banks did not have access to capital markets. The new capital allowed the Company to redeem $15 million of the preferred stock which had been sold to the United States Department of the Treasury (the "Treasury") under the Troubled Asset Relief Program Capital Purchase Program (the "Capital Purchase Program") in December 2008.

        While the slowdown in the economy was less severe in the Company's marketplace than many other areas of the country, declines in housing construction and real estate values, and the related impact on contractors and other small and medium sized businesses' activity, has impacted the Company's customers and business. However, the Company has continued had the resources to continue to meet the credit needs of its community. The Company believes its strategies during these difficult economic times are providing substantial new relationships and future growth opportunities.

CRITICAL ACCOUNTING POLICIES

        The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and follow general practices within the banking industry. Application of these principles requires management in certain circumstances to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.

        Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.

        The fair values and the information used to record valuation adjustments for investment securities available for sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company's investment portfolio is categorized as available for sale with unrealized gains and losses net of tax being a component of stockholders' equity and comprehensive income. Refer to the fair value disclosures at page 19 and Note 19 to the Consolidated Financial Statements at page 81 for further discussion of the carrying value of the investment portfolio and certain loans.

        The allowance for credit losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (a) ASC Topic 450, "Contingencies," which requires that losses be accrued when they are probable of occurring and are estimable and (b) ASC Topic 310, "Receivables," which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, can be determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.

        Three components comprise our allowance for credit losses: a specific allowance, a formula allowance and a nonspecific or environmental factors allowance. Each component is determined based on estimates that can and do change when actual events occur.

        The specific allowance allocates a reserve to identified impaired loans. Loans identified in the risk rating evaluation as substandard, doubtful and loss (classified loans), are segregated from non-classified loans. Classified loans are assigned specific reserves based on an impairment analysis. Under ASC Topic

310, "Receivables," a loan for which reserves are individually allocated may show deficiencies in the borrower's overall financial condition, payment record, support available from financial guarantors and the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company's assessment of the loss that may be associated with the individual loan.

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

        The environmental allowance is used to estimate the loss associated with pools of non-classified loans. These unclassified loans are also stratified by loan type, and environmental allowance factors are assigned by management based upon a number of conditions, including delinquencies, loss history, changes in lending policy and procedures, changes in business and economic conditions, changes in the nature and volume of the portfolio, management expertise, concentrations within the portfolio, quality of internal and external loan review systems, competition, and legal and regulatory requirements.

        The allowance captures losses inherent in the portfolio which have not yet been recognized. Allowance factors and the overall size of the allowance may change from period to period based upon management's assessment of the above described factors, the relative weights given to each factor, and portfolio composition.

        Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including, in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and environmental allowance components of the allowance. The establishment of allowance factors involves a continuing evaluation, based on management's ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors can have a direct impact on the amount of the provision, and a related after tax effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. Alternatively, errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance being in excess of amounts necessary to cover losses in the portfolio, and may result in lower provisions in the future. For additional information regarding the allowance for credit losses, refer to the discussion under the caption "Allowance for Credit Losses" at page 23.

        The Company follows the provisions of ASC Topic 718"Compensation," which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock units, and performance based shares. This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company's practice is to utilize reasonable and supportable assumptions which are reviewed with the appropriate Board Committee.

        In accounting for the acquisition of Fidelity & Trust Financial Corporation ("Fidelity") and its subsidiary Fidelity & Trust Bank ("F&T Bank"), the Company followed the provisions of ASC Topic 805 "Business Combinations," which mandates the use of the purchase method of accounting and ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." Accordingly, the tangible assets and liabilities and identifiable intangibles acquired were recorded at their respective fair values on the date of acquisition, with any impaired loans acquired being recorded at fair value outside the allowance for loan losses. The valuation of the loan and time deposit portfolios acquired were made by independent analysis for the difference between the instruments' stated interest rates and the instruments' current origination interest rate, with premiums and discounts being amortized to interest income and interest expense to achieve an effective market interest rate. An identified intangible asset related to core deposits was recorded based on independent valuation. Deferred tax assets were recorded for the future value of a net operating loss and for the tax effect of temporary timing differences between the accounting and tax basis of assets and liabilities. The Company recorded an unidentified intangible (goodwill) for the excess of the purchase price of the acquisition (including direct acquisition costs) over the fair value of net tangible and identifiable intangible assets acquired. See "Allowance for Credit Losses" at page 23, "Nonperforming Assets" at page 25, "Intangible Assets" at page 27, and Note 4 "Loans and Allowance for Credit Losses;" to the Consolidated Financial Statements, for further information on the acquisition of Fidelity.

RESULTS OF OPERATIONS

Overview

        The Company reported net income of $10.4 million for the year ended December 31, 2009, a 40% increase from net income of $7.4 million for the year ended December 31, 2008, as compared to $7.7 million for the year ended December 31, 2007. Net income available to common stockholders, which is after accrual of preferred stock dividends, was $8.1 million for year ended December 31, 2009, a 12% increase from net income available to common stockholders of $7.3 million for the year ended December 31, 2008.

        The increase in net income for the twelve months ended December 31, 2009 can be attributed primarily to an increase in net interest income of 42% as compared to the same period in 2008. Net interest income growth was due substantially to growth in average earning assets of 49% in 2009.

        Earnings per basic common share were $0.55 for the year ended December 31, 2009, as compared to $0.63 for 2008 and $0.73 for 2007. Earnings per diluted common share were $0.55 for the year ended December 31, 2009, as compared to $0.62 for 2008 and $0.71 for 2007. Per common share amounts and the number of shares have been adjusted to give effect to the 10% stock dividend paid on October 1, 2008. The decline in net income per common share for 2009 in part reflects the significant increase in the number of shares outstanding as a result of the Company's successful offering of common stock completed in September 2009.

        For the three months ended December 31, 2009, the Company reported net income of $3.0 million as compared to $1.7 million for the same period in 2008. Earnings per basic and diluted common shares were $0.12 for the three months ended December 31, 2009 and for the same period in 2008, respectively.

        The Company had a return on average assets of 0.65% and a return on average common equity of 6.60% for the year of 2009, as compared to returns on average assets and average equity of 0.69% and 8.05%, respectively, for the year of 2008 and 0.96% and 10.03%, respectively, for the year of 2007.

        The Company's earnings are largely dependent on net interest income, which represented 89% of total revenue in 2009 and 91% in 2008. For the twelve months ended December 31, 2009, the net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets declined from 4.05% for the twelve months ended December 31, 2008 to 3.85% for the twelve months ended December 31, 2009. This decline was due primarily to a reduced benefit of noninterest funding sources from 63 basis points in 2008 to 48 basis points for 2009, as average interest rates were lower in 2009 than in 2008. Average interest bearing liabilities funding average earning assets decreased to 77% as compared to 78% for the year of 2008. Additionally, while the average rate on earning assets for the twelve month period ended December 31, 2009, as compared to 2008 decreased by 87 basis points from 6.33% to 5.46%, the cost of interest bearing liabilities decreased by 82 basis points from 2.91% to 2.09%, resulting in a net interest spread of 3.37% for the twelve months ended December 31, 2009, as compared to 3.42% for the same period in 2008, a slight decline of 5 basis points.

For the twelve months ended December 31, 2009, average noninterest sources funding earning assets were $355 million as compared to $225 million for the same period in 2008.

        For the three months ended December 31, 2009 and 2008, average interest bearing liabilities were 75% and 79%, respectively, of average earning assets. Additionally, while the average rate on earning assets for the three months ended December 31, 2009 has declined by 61 basis points from 5.91% to 5.30%, as compared to 2008, the cost of interest bearing liabilities has decreased by 92 basis points from 2.73% to 2.81%, resulting in a increase in the net interest spread of 31 basis points from 3.18% for the quarter ended December 31, 2008 to 3.49% for the three months ended December 31, 2009. The net interest margin increased 22 basis points from 3.74% for the three months ended December 31, 2008 to 3.96% for the three months ended December 31, 2009. The higher margin in the fourth quarter of 2009 was due primarily to lower funding costs resulting from a decline in money market rates and a higher mix of noninterest bearing deposits. Noninterest sources funding earning assets declined from 56 basis points for the three months ended December 31, 2008 to 47 basis points for the three months ended December 31, 2009. As with the twelve month period comparisons, this decline was due to the lower level of interest rates in 2009 as compared to 2008.

        The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates have declined. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents the most significant component of the Company's revenues.

        Due to favorable core deposit growth over the past twelve months, the need to meet loan funding objectives has not required the expanded use of alternative funding sources, such as Federal Home Loan Bank ("FHLB") advances, correspondent bank lines of credit and brokered time deposits, the balances of which have declined since December 31, 2008. The major component of the growth in core deposits has been growth in a special money market account originally promoted through advertisements, but which is now promoted primarily through direct sales effort by the business development staff.

        In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased from 88% of average earning assets in 2008 to 85% of average earning assets for 2009, as balance sheet liquidity evidenced by an increased level of average federal funds sold and other short term investments increased in 2009. Investment securities accounted for 12% and 11% of average earning assets for 2009 and 2008, respectively. Federal funds sold averaged 3% and 1% of average earning assets for 2009 and 2008, respectively. The higher average level of investments and federal funds sold in 2009 (i.e. higher average liquidity) contributed to the decline in the net interest margin in 2009 as compared to 2008.

        For the three months ended December 31, 2009, average loans were 81% of average earning assets as compared to 87% for the same period in 2008. Loan growth amounted to $82.2 million in the fourth quarter, as compared to $128.3 million of deposit growth. The loan growth is attributable to both seasonality and to third quarter end loan commitments whose fundings carried into the fourth quarter of 2009. The significant increase in deposits in the fourth quarter is primarily attributable to strong sales force efforts and some seasonal inflows. Average investment securities for the three months ended December 31, 2009 amounted to 13% of average earning assets, an increase of 1% from an average of 12% for the same period in 2008. Average federal funds sold averaged 6% of average earning assets for the three months ended December 31, 2009 as compared to 1% for the same period in 2008, the increase due to higher average deposit growth as compared to average loan growth.

        The provision for credit losses was $7.7 million for the year ended December 31, 2009 as compared to $4.0 million in 2008. The higher provisioning in 2009 as compared to 2008 is attributable to higher net charge-offs in 2009, $134 million in loan growth, risk migration within the portfolio due to a weaker economy and to increased reserves for problem loans. For the full year 2009, the Company recorded net charge-offs of $5.5 million, as compared to $1.1 million for the same period in 2008. The ratio of net charge-offs to average loans was 0.42% for 2009 and 0.12% for 2008. The amount of net charge-offs in 2009 was attributable to charge-offs in the unguaranteed portion of SBA loans ($496 thousand), commercial and industrial loans ($3.2 million), consumer loans ($568 thousand), mortgage loans ($552 thousand), commercial real estate investment property loans ($488 thousand) and owner occupied commercial real estate loans ($175 thousand).

        At December 31, 2009, the allowance for credit losses was $20.6 million or 1.47% of total loans, as compared to $18.4 million or 1.45% of total loans at December 31, 2008. The higher allowance percentage in 2009, as compared to 2008, is primarily attributable to higher levels of classified loans and related reserve allocations.

        The provision for credit losses was $2.5 million for the three months ended December 31, 2009 as compared to $1.5 million for the same period in 2008, the increase being primarily attributable to both higher levels of net credit losses and substantial loan growth in the fourth quarter of 2009. For the fourth quarter of 2009, the Company recorded net charge-offs of $1.8 million, as compared to $166 thousand net charge-offs for the fourth quarter of 2008. The charge-offs in the fourth quarter of 2009 were attributable to charge-offs in the unguaranteed portion of SBA loans ($194 thousand), commercial and industrial loans ($1.0 million), consumer loans ($188 thousand), mortgage loans ($161 thousand), commercial real estate investment property loans ($115 thousand), and owner occupied commercial real estate loans ($137 thousand).

        Total noninterest income was $7.3 million for the year 2009 as compared to $4.4 million for 2008, an increase of 67%. This increase was due primarily to higher service charges on deposit accounts of $839 thousand resulting primarily from increased number of deposit accounts, gains realized on the sale of residential and SBA loans of $628 thousand, and gains realized on the investment securities portfolio of $1.5 million. Investment gains realized in the second quarter of 2009 were the result of asset/liability management decisions to reduce call risk in the portfolio of U.S. Agency securities, to reduce potential extension risk in longer term U.S. Agency mortgage backed securities and to better position the investment portfolio for potentially higher interest rates over future years. Increased gains from mortgage banking activities in 2009 reflect higher levels of mortgage refinancing given lower market interest rates.

        Total noninterest income for the three months ended December 31, 2009 increased slightly to $1.28 million from $1.26 million for the three months ended December 31, 2008, a 1% increase. This slight increase was due to higher gains realized on the sale of residential and SBA loans and securities of $138 thousand offset by a decrease of $123 thousand in service charges and other income, primarily from lower levels of overdraft charges.

        Total noninterest expenses increased from $30.8 million for 2008 to $42.8 million for 2009, an increase of 39%. The primary reason for this increase was the Fidelity acquisition (completed August 31, 2008) and staff additions which increased the size of the organization, and other related personnel and benefit costs of $4.2 million, increased occupancy costs of $1.9 million, related in part to one new office and increased data processing costs of $734 thousand. In addition, higher costs were incurred for legal, accounting and professional fees of $1.7 million and Federal Deposit Insurance Corporation ("FDIC") deposit insurance premiums of $2.1 million, which includes the special FDIC assessment of approximately $723 thousand recorded in the second quarter of 2009 and reflects higher base premium rates and increased levels of insured deposits. Other expenses increased $1.3 million primarily due to $304 thousand in OREO expenses, other losses of $299 thousand resulting from the write-off of ATM/Overdrafts fees, director fees of $169 thousand and $123 thousand of intangible amortization. The efficiency ratio, which measures the level of non-interest expense to total revenue (defined as the sum of net interest income and noninterest income) was 64.01% for the year of 2009 as compared to 66.49% for 2008. While the Company continues to make strategic investments in infrastructure, attention to post-merger integration was emphasized in 2009, resulting in more efficient operations.

        Total noninterest expenses were $10.6 million for the three months ended December 31, 2009, as compared to $10.5 million for the three months ended December 31, 2008, a 1% increase. Higher costs were incurred for salaries and benefits of $142 thousand, data processing of $106 thousand, legal, accounting and professional fees of $292 thousand, and FDIC insurance of $35 thousand. The higher costs were offset by a reduction in other expenses of $95 thousand and in marketing and advertising of $343 thousand resulting from the second year of sponsorship costs for the EagleBank Bowl being accrued over the twelve months of 2009, compared to 2008 where the costs were expensed primarily in the fourth quarter. The efficiency ratio was 59.02% for the fourth quarter of 2009, as compared to 72.54% for the fourth quarter of 2008, as the Company has enhanced its productivity since the acquisition.

Net Interest Income and Net Interest Margin

        Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities. The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings, which comprise federal funds purchased and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income in 2009 was $59.5 million compared to $42.0 million in 2008 and $33.3 million in 2007. For the three months ended December 31, 2009, net interest income was $16.7 million as compared to $13.2 million and $8.8 million for the same period in 2008 and 2007, respectively.

        The tables below labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" present the average balances and rates of the various categories of the Company's assets and liabilities for the years and three months ended December 31, 2009, 2008 and 2007. Included in the tables are measurements of interest rate spread and margin. Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Year Ended December 31,
	2009			2008			2007
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$3,928	$94	2.39%	$3,750	$98	2.61%	$4,565	$293	6.42%
Loans(1)(2)(3)	1,312,537	77,004	5.87%	911,329	59,901	6.57%	659,204	51,931	7.88%
Investment securities available for sale(3)	182,073	7,138	3.92%	111,398	5,459	4.90%	85,177	4,177	4.90%
Federal funds sold	46,412	102	0.22%	11,255	199	1.77%	13,682	676	4.94%

Total interest earning assets	1,544,950	84,338	5.46%	1,037,732	65,657	6.33%	762,628	57,077	7.48%

Noninterest earning assets	70,012			50,050			45,217
Less: allowance for credit losses	19,344			11,581			7,408

Total noninterest earning assets	50,668			38,469			37,809

TOTAL ASSETS	$1,595,618			$1,076,201			$800,437

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$52,083	$161	0.31%	$48,094	$306	0.64%	$51,465	$306	0.59%
Savings and money market	401,912	6,144	1.53%	225,126	4,212	1.87%	177,312	6,044	3.41%
Time deposits	566,686	14,651	2.59%	402,232	15,025	3.74%	270,480	13,461	4.98%

Total interest bearing deposits	1,020,681	20,956	2.05%	675,452	19,543	2.89%	499,257	19,811	3.97%
Customer repurchase agreements and federal funds purchased	93,363	957	1.03%	68,696	1,406	2.05%	44,992	1,886	4.19%
Other short-term borrowings	30,562	611	1.97%	15,577	546	3.51%	11,093	611	5.51%
Long-term borrowings	45,322	2,285	5.04%	53,750	2,181	4.06%	29,033	1,421	4.89%

Total interest bearing liabilities	1,189,928	24,809	2.09%	813,475	23,676	2.91%	584,375	23,729	4.06%

Noninterest bearing liabilities:
Noninterest bearing demand	236,340			164,116			135,075
Other liabilities	8,702			5,718			4,227

Total noninterest bearing liabilities	245,042			169,834			139,302

Stockholders' equity	160,648			92,892			76,760

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,595,618			$1,076,201			$800,437

Net interest income		$59,529			$41,981			$33,348

Net interest spread			3.37%			3.42%			3.42%
Net interest margin			3.85%			4.05%			4.37%

(1)
Includes loans held for sale.

(2)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $2.1 million, $1.6 million and $1 million for 2009, 2008 and 2007, respectively.

(3)
Interest and fees on loans and investment securities available for sale exclude tax equivalent adjustments.

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Three Months Ended December 31,
	2009			2008			2007
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS:
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$7,470	$39	2.07%	$6,648	$24	1.44%	$4,675	$112	9.50%
Loans(1)(2)(3)	1,352,076	20,576	6.04%	1,218,067	18,804	6.14%	687,032	13,299	7.68%
Investment securities available for sale(3)	224,225	1,747	3.09%	166,803	2,040	4.87%	102,643	1,218	4.71%
Federal funds sold	93,802	51	0.22%	14,903	36	0.96%	21,839	250	4.54%

Total interest earning assets	1,677,573	22,413	5.30%	1,406,421	20,904	5.91%	816,189	14,879	7.23%

Noninterest earning assets	74,569			62,433			43,556
Less: allowance for credit losses	19,974			17,559			7,503

Total noninterest earning assets	54,595			44,874			36,053

TOTAL ASSETS	$1,732,168			$1,451,295			$852,242

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$55,434	$44	0.31%	$51,536	$53	0.41%	$47,809	$92	0.76%
Savings and money market	527,300	1,845	1.39%	282,534	1,232	1.73%	196,283	1,490	3.01%
Time deposits	524,860	2,975	2.25%	605,022	5,128	3.37%	274,035	3,341	4.84%

Total interest bearing deposits	1,107,594	4,864	1.74%	939,092	6,413	2.72%	518,127	4,923	3.77%
Customer repurchase agreements and federal funds purchased	82,106	184	0.89%	99,071	388	1.56%	55,698	511	3.64%
Other short-term borrowings	23,696	184	3.08%	16,717	124	2.95%	21,752	302	5.51%
Long-term borrowings	35,604	453	5.05%	62,166	755	4.84%	30,249	300	3.93%

Total interest bearing liabilities	1,249,000	5,685	1.81%	1,117,046	7,680	2.73%	625,826	6,036	3.83%

Noninterest bearing liabilities:
Noninterest bearing demand	273,711			213,284			141,229
Other liabilities	7,453			7,719			5,130

Total noninterest bearing liabilities	281,164			221,003			146,359

Stockholders' equity	202,004			113,245			80,057

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,732,168			$1,451,294			$852,242

Net interest income		$16,728			$13,224			$8,843

Net interest spread			3.49%			3.18%			3.40%
Net interest margin			3.96%			3.74%			4.30%

(1)
Includes loans held for sale.

(2)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $752 thousand, $514 thousand and $263 thousand for the three months ended December 31, 2009, 2008 and 2007, respectively.

(3)
Interest and fees on loans and investment securities available for sale exclude tax equivalent adjustments.

        The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2009 as compared to 2008 was a function of a significant increase in the volume of earning assets, partially offset by a decrease in the net interest margin on earning assets, due to the lower value of noninterest funding sources in 2009 as compared to 2008. For 2008 over 2007, the change is due to growth in the volume of earning assets offset by a decrease in the net interest margin on earning assets.

Rate/Volume Analysis of Net Interest Income

	2009 compared with 2008			2008 compared with 2007
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on:
Loans	$26,371	$(9,268)	$17,103	$19,862	$(11,892)	$7,970
Investment securities	3,463	(1,784)	1,679	1,286	(4)	1,282
Interest bearing bank deposits	5	(9)	(4)	(52)	(143)	(195)
Federal funds sold	622	(719)	(97)	(120)	(357)	(477)

Total interest income	30,461	(11,780)	18,681	20,976	(12,396)	8,580

Interest paid on:
Interest bearing transaction	25	(170)	(145)	(20)	20	—
Savings and money market	3,308	(1,376)	1,932	1,630	(3,462)	(1,832)
Time deposits	6,143	(6,517)	(374)	6,557	(4,993)	1,564
Customer repurchase agreements	505	(954)	(449)	994	(1,474)	(480)
Other borrowings	183	(14)	169	1,457	(762)	695

Total interest expense	10,164	(9,031)	1,133	10,617	(10,670)	(53)

Net interest income	$20,297	$(2,749)	$17,548	$10,359	$(1,726)	$8,633

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consultant, support management's assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption "Critical Accounting Policies" for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table in the section titled "Allowance for Credit Losses" at page 23, which reflects the comparative charge-offs and recoveries.

        During the year of 2009, the allowance for credit losses increased $2.2 million reflecting $7.7 million in provision for credit losses and $5.5 million in net charge-offs during the period. The provision for credit losses of $7.7 million for 2009 compared to a provision for credit losses of $4.0 million for the same period in 2008. For 2009, net charge-offs amounted to $5.5 million as compared to $1.1 million for 2008. The higher provisioning in 2009 as compared to 2008 is attributable to higher net charge-offs in 2009, $134 million in loan growth, risk migration within the portfolio due to a weaker economy and to increased reserves for problem loans.

        During the three months ended December 31, 2009, the allowance for credit losses increased $690 thousand reflecting $2.5 million in provision for credit losses and $1.8 million in net charge-offs during the period. The provision for credit losses was $2.5 million for the three months ended December 31, 2009 as compared to $1.4 million for the three months ended December 31, 2008. For the fourth quarter of 2009, net charge-offs amounted to $1.8 million as compared to $166 thousand of net charge-offs for the same period in 2008. The higher provision for the fourth quarter of 2009 is primarily attributable to loan growth in the fourth quarter of 2009, migration within the portfolio to higher risk assessments, and increases in specific reserves for problem loans.

        As part of its comprehensive loan review process, the Bank's Board of Directors and Loan Committee or Company's Credit Review Committees carefully evaluate loans which are past-due 30 days or more. The Committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assesses potential increased levels of risk requiring additional reserves.

        The maintenance of a high quality loan portfolio, with an adequate allowance for possible credit losses, will continue to be a primary management objective for the Company.

Noninterest Income

        Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investments, income from bank owned life insurance ("BOLI") and other income.

        Total noninterest income for the 2009 was $7.3 million compared to $4.4 million for 2008, an increase of 67%. The increase was attributed primarily to $1.5 million of income in 2009 from the gain on sale of investment securities. Other factors were higher service charges on deposit accounts of $839 thousand ($2.9 million in 2009 versus $2.1 million in 2008), and gains realized on the sale of residential and SBA loans of $628 thousand ($1.1 million in 2009 versus $426 thousand in 2008).

        Total noninterest income for the fourth quarter of 2009 and 2008 was $1.3 million. Increases in gains realized on the sale of residential and SBA loans of $85 thousand and gain on sale of investment securities of $53 thousand were offset by decreases in service charges on deposit accounts of $51 thousand, due substantially to lower overdraft fees and decrease in other income of $72 thousand, primarily a result of lower loan prepayment fees.

        For the year ended December 31, 2009, service charges on deposit accounts increased to $2.9 million from $2.1 million, an increase of 41% over 2008. The increase in service charges was primarily related to fee increases due in part to the impact of lower interest rates on customer earnings credits and to new relationships. For the three months ended December 31, 2009, service charges on deposit accounts decreased from $767 thousand to $716 thousand compared to the same period in 2008, a decrease of 7%. This decrease was due to a lower amount of overdraft fees.

        Gain on sale of loans consists of SBA and residential mortgage loans. For the year ended December 31, 2009, gain on sale of loans increased from $426 thousand to $1.1 million compared to the same period in 2008 or 147%. For the three months ended December 31, 2009, gain on sale of loans increased from $19 thousand to $104 thousand compared to the same period in 2008. The higher amount of gains is due substantially to lower interest rates in 2009 which provided more attractive borrower refinancing opportunities.

        The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $372 thousand for the year ended December 31, 2009 compared to $212 thousand for the year ended December 31, 2008. For the three months ended December 31, 2009, gains on the sale of SBA loans amounted to $75 thousand as compared to no sales for the same period in 2008. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. Beginning in 2010, the Company's earnings from the sale of the guaranteed portion of SBA loans originated may be negatively impacted by a new accounting standard, ASC Topic 860, "Transfers and Servicing," which will require that the recognition of profit on the sale of loans will be deferred until all re-purchase recourse provisions are met, which is typically a period of 90-120 days.

        The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $682 thousand for the year of 2009 compared to $214 thousand in the same period in 2008. For the three months ended December 31, 2009, gains on the sale of residential mortgage loans were $29 thousand as compared to $26 thousand for the same three months of 2008. The Company continues its efforts to originate and sell residential mortgages on a servicing released basis. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be a minimal risk. The Bank does not originate so called "sub-prime" loans and has no exposure to this market segment. Higher refinancing activity resulting from a decline in residential mortgage rates in 2009 as compared to 2008 was the primary reason for the increase in income. In 2010, the Company's earnings from residential mortgage loan origination and sale will be negatively impacted by new accounting guidance, ASC Topic 860, "Transfers and Servicing," which will require that the recognition of profit on the sale of loans will be deferred until all re-purchase recourse provisions are met, which is a period of 90-120 days.

        Other income totaled $1.3 million for the year ended 2009 as compared to $1.4 million for the same period in 2008, a decrease of 5%. The major components of income in this category consist of ATM fees, SBA service fees, noninterest loan fees and other noninterest fee income. ATM fees increased from $352 thousand for the year ended 2008 to $430 thousand for the year ended 2009, a 22% increase. SBA service fees increased from $163 thousand for the year ended 2008 to $184 thousand for the year ended 2009, a 13% increase. Noninterest loan fees decreased to $461 thousand for the year ended 2009 from $622 thousand for the same period in 2008, a 26% decrease, primarily due to lower levels of prepayment fees. Other noninterest fee income was $246 thousand for the year 2009 compared to $277 thousand for the same period in 2008. Other income totaled $340 thousand for the three months ended December 31, 2009 as compared to $412 thousand for the same period in 2008, a decrease of 17%.

        Net investment gains amounted to $1.5 million and $1 thousand for the year and quarter ended December 31, 2009, respectively, as compared to net investment gains of $2 thousand and a loss of $52 thousand for the year and quarter ended December 31, 2008, respectively. The increase in gains for the year of 2009 was the result of asset/liability management decisions to reduce call risk in the portfolio of U.S. Agency securities, to reduce potential extension risk in longer term U.S. Agency mortgage backed securities, and to better position the investment portfolio for potentially higher interest rates over future years.

Noninterest Expense

        Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

        Total noninterest expenses were $42.8 million for 2009, as compared to $30.8 million for 2008, a 39% increase, which primarily reflects the larger organization subsequent to the Fidelity acquisition. For the three months ended December 31, 2009, total noninterest expenses were $10.6 million for the fourth quarter of 2009, as compared to $10.5 million for 2008, a 1% increase.

        Salaries and employee benefits were $20.9 million for the year ended 2009, as compared to $16.7 million for 2008, a 25% increase. For the three months ended December 31, 2009, salaries and employee benefits amounted to $5.4 million versus $5.3 million for the same period in 2008, a 3% increase. These increases were due to staff additions and related personnel costs, primarily resulting from the Fidelity acquisition, merit increases, incentive based compensation and increased benefit costs. The higher salaries and employee benefits in 2009 as compared to 2008, were the result of have the additional staff for the full year compared to four months in 2008. At December 31, 2009 and 2008, the Company's staff numbered 235, as compared to 175 at December 31, 2007.

        Premises and equipment expenses amounted to $7.3 million for the year ended December 31, 2009 as compared to $5.4 million for the same period in 2008. This increase of 35% was due primarily to new banking offices acquired in the Fidelity acquisition. Additionally, ongoing operating expense increases associated with the Company's facilities, all of which are leased, and increased equipment costs contributed to the overall increase in expense. For the year ended December 31, 2009, the Company recognized $366 thousand of sublease revenue as compared to $293 thousand for the same period in 2008. The sublease revenue is a direct offset of premises and equipment expenses. For the three months ended December 31, 2009, premises and equipment expenses amounted to $1.8 million versus $1.9 million for the same period in 2008. For the three months ended December 31, 2009, the Company recognized $97 thousand in sublease revenue compared to $75 thousand for the three months ended December 31, 2008.

        Marketing and advertising costs remained the same at $1.1 million for the years ended December 31, 2009 and 2008. For the three months ended December 31, 2009, advertising expenses amounted to $313 thousand versus $656 thousand for the same period in 2008, a decrease of 52%. The primary reason for the decrease was the accrual of sponsorship costs for the 2009 EagleBank Bowl over full year, while the expenses for the inaugural event were expensed primarily in the fourth quarter of 2008.

        Data processing costs were $2.4 million for 2009, as compared to $1.6 million in 2008, an increase of 45%. For the three months ended December 31, 2009, data processing costs amounted to $576 thousand compared to $470 thousand for the same period in 2008, an increase of 23%. Increases for the year and quarter were due to the addition of new banking offices and an increase in the volume of data processing activity following the Fidelity acquisition and organic account growth.

        Legal, accounting and professional fees were $2.7 million for the year ended 2009, as compared to $1.1 million for 2008, a 159% increase. This increase was primarily due to collection costs related to higher levels of problem assets and professional fees for consulting services. For the three months ended December 31, 2009, legal, accounting and professional fees amounted to $690 thousand compared to $398 thousand for the same period in 2008, a 73% increase. The same factors responsible for the year over year increase were responsible for the increase in the fourth quarter.

        FDIC insurance premiums were $2.7 million for the year ended 2009, as compared to $642 thousand in 2008, an increase of 328%. The primary reasons for the increase were an increase in the base FDIC premium rates charged on deposits, a special FDIC assessment of approximately $723 thousand recorded in the second quarter of 2009, and higher deposit balances, resulting both from the Fidelity acquisition and organic growth. For the three months ended December 31, 2009, FDIC insurance premiums amounted to $278 thousand as compared to $243 thousand for the same period in 2008, a 14% increase. This increase was due to an increase in the base FDIC premium rates charged on deposits and to higher deposit balances.

        Other expenses increased to $5.6 million in the year ended 2009 from $4.3 million for the year ended December 31, 2008, or an increase of 31%. For the three months ended December 31, 2009, other expenses amounted to $1.5 million compared to $1.6 million for the same period in 2008, a decrease of 6%. The major components of cost in this category include insurance expenses, broker fees, record management and storage costs, communication expenses, director fees, OREO expenses, other losses and stockholder and NASDAQ related expenses. For the year ended December 31, 2009, as compared to the same period in 2008, the significant increases in this category were primarily OREO expenses, director fees, other losses and amortization of the core deposit intangible recorded in the acquisition of Fidelity.

Income Tax Expense

        The Company recorded income tax expense of $6.0 million in 2009 compared to $4.1 million in 2008 and $4.3 million in 2007, resulting in an effective tax rate of 36.4%, 35.7% and 35.7%, respectively. The higher effective tax rate for 2009 relates to a higher marginal tax rate on increases in income.

BALANCE SHEET ANALYSIS

Overview

        At December 31, 2009, the Company's total assets were $1.8 billion, loans were $1.4 billion, deposits were $1.5 billion, other borrowings, including customer repurchase agreements, were $150.1 million and stockholders' equity was $188.3 million. As compared to December 31, 2008, assets grew in 2009 by $308.7 million (21%), loans by $133.7 million (11%), deposits by $330.9 million (29%), borrowings decreased by $65.9 million (30%) and stockholders' equity increased by $46.0 million (32%).

        A substantial portion of the growth in deposits during 2009 is due to a successful money market campaign, commenced in the second quarter of 2009 which resulted in stronger deposit growth than loan growth in the second half of the year, and a resulting higher liquidity position in federal funds sold.

        On September 21, 2009, the Company completed an underwritten public offering of 6,731,640 shares its common stock, at $8.20 per share, including 878,040 shares subject to the underwriter's over-allotment option. As a result of the capital raise, the number of shares of common stock subject to the warrants issued to the Treasury in December 2008 was reduced by 50% to 385,434.

Investment Securities Available for Sale ("AFS") and Short-Term Investments

        The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company's investment securities categorized as "available for sale" ("AFS"). The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders' equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2009, the Company had a net unrealized gain in AFS securities of $3.9 million as compared to a net unrealized gain in AFS securities of $3.9 million at December 31, 2008. The deferred income tax liability/benefit at December 31, 2009 and 2008 of these unrealized gains and losses was $1.6 million and $1.6 million, respectively.

        The AFS portfolio is comprised of U.S. Government agency securities (32% of AFS securities) with an average duration of 2.2 years, seasoned mortgage backed securities that are 100% agency issued (53% of AFS securities) which have an average expected lives of 2.7 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds ($33.3 million or 14% of AFS securities) and equity investments which comprise less than 1% of AFS securities. The equity investment includes common stock of three community banking companies which have an estimated fair value of $359 thousand and two tax lien certificates which have an estimated fair value of $40 thousand. Ninety nine percent (99%) of the investment securities which are debt instruments are rated AAA or AA. The remaining one percent (1%) of the investment securities which are debt instruments is municipal bonds which have a rating of A. All ratings represent high investment grade issues.

        At December 31, 2009, the investment portfolio amounted to $235.2 million as compared to a balance of $159.5 million at December 31, 2008, an increase of 47%. The growth in the portfolio was due in large part to investing a significant portion of the deposit growth in excess of loan growth that occurred in the twelve months ended December 31, 2009. The investment portfolio is managed to achieve goals related to income, liquidity, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships.

        The following table provides information regarding the composition of the Company's investment securities portfolio at the dates indicated. Amounts are reported at estimated fair value. The change in composition of the portfolio at December 31, 2009 as compared to 2008 was due principally to Asset Liability Committee decisions to increase the mix of municipal bonds, which was believed to represent good value and safety, and to increase holdings of structured mortgaged backed securities issued by U.S. Government agencies or government sponsored enterprises which are believed to well position the company in an increasing interest rate environment, which is anticipated over the next few years.

	December 31,
	2009		2008		2007
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
U. S. Government agency securities	$76,107	32.4%	$74,029	46.4%	$51,295	62.4%
Mortgage backed securities	125,396	53.3%	79,770	50.0%	29,303	35.6%
Municipal bonds	33,325	14.2%	4,708	3.0%	351	0.4%
Other equity investments	399	0.1%	973	0.6%	1,298	1.6%

	$235,227	100%	$159,480	100%	$82,247	100%

        The increase in the investment portfolio in 2008, and the increased percentage of the portfolio consisting of mortgage backed securities, was due primarily to the acquisition of Fidelity.

        The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted average yield of the investment portfolio at December 31, 2009. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

        At December 31, 2009, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's stockholders' equity.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U. S. Government agency securities	$8,095	4.49%	$67,885	2.50%	$—	—	$—	—	$75,980	3.04%
Mortgage backed securities	3,069	4.19%	2,910	4.17%	19,934	4.94%	96,163	5.10%	122,076	5.03%
Muncipal bonds	—	—	—	—	3,023	4.47%	29,822	4.12%	32,845	4.15%
Other equity investments	—	—	—	—	—	—	—	—	436	4.79%

	$11,164	4.41%	$70,795	2.57%	$22,957	4.88%	$125,985	4.87%	$231,337	4.25%

        The Company also has a portfolio of short-term investments utilized for asset liability management needs which consists from time-to-time of discount notes, money market investments, and other bank certificates of deposit This portfolio amounted to $7.5 million at December 31, 2009 as compared to $2.5 million at December 31, 2008.

        Federal funds sold amounted to $88.2 million at December 31, 2009 as compared to $191 thousand at December 31, 2008. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

Loan Portfolio

        In its lending activities, the Company seeks to develop sound relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

        Loan growth over the past year has been favorable, with loans outstanding reaching $1.4 billion at December 31, 2009, an increase of $133.7 million or 11% as compared to $1.3 billion at December 31, 2008, and were $716.7 million at December 31, 2007, an increase of $549.0 million or 77% in 2008 over 2007.

        The Company had loan growth of $134 million during 2009, with $82 million being recorded in the fourth quarter of 2009. Approximately 62% of the Company's loan growth was recorded in the fourth quarter of 2009. The loan growth was predominantly in the commercial real estate segment. As conduits and Commercial Mortgage-Backed Securities ("CMBS") credit sources dried up in late 2008 and through 2009, capital for real estate transactions became scarce. Many banks retracted their lending appetites as well, further contracting the supply of credit. The Company was able to capitalize on the demand/supply imbalance for credit with new loan fundings. Construction loans declined as projects came to completion and were paid off by permanent financing or sale. Demand for new construction loans declined sharply decreasing loan growth in that category during the year. Commercial and industrial loan growth was flat through the first half of the year, but picked up strongly during the second half of 2009. Consumer loan balances, a relatively minor focus of the Company's lending efforts, were essentially unchanged as consumers retrenched in the recessionary environment.

        The Bank is primarily commercial oriented and as can be seen in the chart below, has a large proportion of its loan portfolio related to real estate with 69% consisting of commercial real estate, residential mortgage real estate and commercial construction and residential loans. Real estate also serves as collateral for loans made for other purposes, resulting in 75% of loans being secured by real estate.

        The following table shows the trends in the composition of the loan portfolio over the past five years.

	Year Ended December 31,
	2009		2008		2007		2006		2005
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$346,692	25%	$334,999	27%	$149,332	21%	$132,981	21%	$118,928	22%
Owner occupied—commercial	196,433	14%	184,059	15%	127,079	18%	95,782	15%	79,697	15%
Investment—commercial real estate	499,501	36%	365,010	28%	265,678	37%	253,262	41%	204,970	37%
Real estate mortgage—residential	9,236	1%	9,757	1%	2,160	—	1,523	—	1,130	—
Construction—commercial and residential(1)	252,695	18%	283,020	22%	110,115	15%	86,524	14%	90,035	16%
Home equity	87,283	6%	80,295	6%	57,515	8%	50,572	8%	50,776	9%
Other consumer	7,471	—	8,500	1%	4,798	1%	5,129	1%	3,676	1%

Total loans	1,399,311	100%	1,265,640	100%	716,677	100%	625,773	100%	549,212	100%

Less: Allowance for credit losses	(20,619)		(18,403)		(8,037)		(7,373)		(5,985)

Net loans	$1,378,692		$1,247,237		$708,640		$618,400		$543,227

(1)
Includes loans for land acquisition and development.

        As discussed under the captions "Business" and "Risk Factors," the Company has directly made higher risk loans that entail additional risks as compared to loans made following normal underwriting practices. These higher risk loan transactions, representing financing subordinated to loans made by the Bank, and occasionally referred to in this report as "subordinated financings" are currently made through the Company's subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. Transactions are structured to provide ECV with returns commensurate to the risk through the requirement of additional interest following payoff of all loans, which additional interest is recorded as a component of non-interest income:

  •
  For the years ended December 31, 2009 and 2008, the Company recorded no noninterest income and for 2007 recorded $1.3 million of noninterest income from one subordinated financing transaction.

  •
  At December 31, 2009, ECV has a $1.6 million higher risk loan transaction relating to a real estate project which is currently in a construction/sales phase. The loan is expected to be outstanding throughout mid 2011, with marketing and sales continuing until that time. Due to delays in scheduled sales activity, the borrower has posted additional interest reserves to keep the loan current through January 2011.

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

        As noted above, a significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area and secured by real estate or other collateral in that market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the Washington D.C. metropolitan real estate market could have an adverse impact on this portfolio of loans and the Company's income and financial position. While our basic market area is the Washington, D.C. metropolitan area, in which 97% of our commercial real estate exposure exists, the Bank has made loans outside that market area where the nature and quality of such loans was consistent with the Bank's lending policies. At present, the Company believes that commercial real estate values are stable in the specific sub-markets of the Washington, D.C. metropolitan market in which the Company has its most significant real estate exposure.

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

        At December 31, 2009, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Loan Maturity

        The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2009.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
Commercial	$346,692	$131,609	$157,383	$34,205	$23,495
Owner occupied—commercial	196,433	12,281	50,944	116,890	16,318
Investment—commercial real estate	499,501	65,868	245,005	179,122	9,506
Real estate mortgage—residential	9,236	65	397	1,137	7,637
Construction—commercial and residential	252,695	147,811	85,691	16,195	2,998
Home equity	87,283	618	3,748	10,747	72,170
Other consumer	7,471	3,773	2,279	110	1,309

Total loans	$1,399,311	$362,025	$545,447	$358,406	$133,433

Loans with:
Predetermined fixed interest rate	$470,209	$57,228	$321,963	$71,889	$19,129
Floating interest rate	929,102	304,798	223,487	286,514	114,303

Total loans	$1,399,311	$362,026	$545,450	$358,403	$133,432

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consultant, support management's assessment as to the adequacy of the allowance at the balance sheet date. During 2009, a provision for credit losses was made in the amount of $7.7 million and net charge-offs amounted to $5.5 million. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements and activity in the allowance for credit losses is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption, "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate allowance for credit losses, as well as the discussion under the caption "Provision for Credit Losses."

        The allowance for credit losses represented 1.47% of total loans at December 31, 2009 as compared to 1.45% at December 31, 2008. This increase in the ratio of the allowance for credit losses was due substantially to increased reserves for problem loans. At December 31, 2009, the allowance represented 94% of nonperforming loans as compared to 72% at December 31, 2008. The increase in the coverage ratio was due substantially to loan growth during 2009 as new credits exhibit lower levels of potential credit risk.

        As part of its comprehensive loan review process, the Bank's Board of Directors, Director's Loan Committee and Credit Review Committee. Carefully evaluate loans which are past-due 30 days or more. The Committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assesses potential increased levels of risk which may require additional reserves.

        At December 31, 2009, the Company had $22.0 million of loans classified as nonperforming, and $20.9 million of potential problem loans, as compared to $25.5 million of nonperforming loans and $3.6 million of potential problem loans at December 31, 2008. Please refer to Note 1 to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company's policy regarding impairment of loans. Please refer to "Nonperforming Assets" at page 25 for a discussion of problem and potential problem assets.

        As the loan portfolio and allowance for credit losses review process continues to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. In 2009, the Company witnessed an increased level of net charge-offs due to a weaker economy, but believes its level of net charge-offs and problem assets were below those of its peer banking companies. The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.

        Management, being aware of the significant loan growth experienced by the Company, is intent on maintaining a strong credit review function and risk rating process. The Company has an experienced Credit Administration function, which provides independent analysis of credit requests and the management of problem credits. The area was further enhanced as part of the Fidelity acquisition. The Credit Department has developed and implemented analytical procedures for evaluating credit requests, has refined the Company's risk rating system, and has adopted enhanced monitoring of the loan portfolio (in particular the construction loan portfolio) and the adequacy of the allowance for credit losses. The loan portfolio analysis process is ongoing and proactive in order to maintain a portfolio of quality credits and to quickly identify any weaknesses before they become more severe.

        The following table sets forth activity in the allowance for credit losses for the past five years.

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Balance at beginning of year	$18,403	$8,037	$7,373	$5,985	$4,240
Charge-offs:
Commercial(1)	3,944	481	1,005	369	122
Real estate—commercial(2)	488	29	—	—	—
Real estate mortgage—residential	553	—	—	—	—
Construction—commercial and residential(2)	177	497	—	—	—
Home equity	427	124	—	15	—
Other consumer	191	86	26	5	17

Total charge-offs	5,780	1,217	1,031	389	139

Recoveries:
Commercial(1)	274	44	37	27	41
Real estate—commercial(2)	—	—	—	—	—
Real estate mortgage—residential	2	—	—	—	—
Construction—commercial and residential(2)	2	50	—	—	—
Home equity	—	—	—	—	—
Other consumer	49	—	15	5	—

Total recoveries	327	94	52	32	41

Net charge-offs	5,453	1,123	979	357	98

Additions charged to operations	7,669	3,979	1,643	1,745	1,843
Acquired allowance—Fidelity	—	7,510	—	—	—

Balance at end of year	$20,619	$18,403	$8,037	$7,373	$5,985

Ratio of allowance for credit losses to total loans outstanding at year end	1.47%	1.45%	1.12%	1.18%	1.09%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.42%	0.12%	0.15%	0.06%	0.02%

(1)
Includes SBA loans.

(2)
Includes loans for land acquisition and development.

        The following table presents the allocation of the allowance for credit losses by loan category and the percent of loans each category bears to total loans. The allocation of the allowance at December 31, 2009 includes specific reserves of $2.7 million against impaired loans of $22.0 million as compared to specific reserves of $1.5 million against impaired loans of $25.5 million at December 31, 2008. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category. The larger allowance at December 31, 2008, as compared to December 31, 2007, reflects in large part the $7.5 million allowance acquired in the Fidelity acquisition.

	Year Ended December 31,
	2009		2008		2007		2006		2005
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial	$9,871	25%	$8,923	27%	$3,300	21%	$3,379	21%	$2,594	22%
Real estate—commercial(2)	6,495	50%	4,849	43%	3,053	55%	2,800	56%	2,395	52%
Real estate mortgage—residential	28	1%	58	1%	21	—	40	—	48	—
Construction—commercial and residential(2)	3,680	18%	3,972	22%	1,314	15%	854	14%	602	16%
Home equity	382	6%	394	6%	233	8%	176	8%	176	9%
Other consumer	163	—	207	1%	116	1%	124	1%	84	1%
Unallocated	—	—	—	—	—	—	—	—	86	—

Total loans	$20,619	100%	$18,403	100%	$8,037	100%	$7,373	100%	$5,985	100%

(1)
Represents the percent of loans in each category to total loans.

(2)
Includes loans for land acquisition and development.

Nonperforming Assets

        As shown in the table below, the Company's level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and other real estate owned, totaled $27.1 million, at December 31, 2009, representing 1.50% of total assets. While the total amount of non-performing assets at December 31, 2009 was slightly higher than at December 31, 2008, the ratio of non-performing assets to total assets and non-performing loans to total loans were both lower at December 31, 2009 as compared to December 31, 2008. The Company has been highly proactive in addressing existing and potential problem loans resulting from a weaker economy, which has resulted in an improved level of nonperforming assets as a percentage of total assets at December 31, 2009 as compared to December 31, 2008. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for loan losses at 1.47% of total loans at December 31, 2009 is adequate to absorb potential credit losses in the loan portfolio at that date.

        Included in nonperforming assets at December 31, 2009 is Other Real Estate Owned ("OREO") of $5.1 million, consisting of twelve foreclosed properties. The Company had four OREO properties with a net carrying value of $909 thousand at December 31, 2008. During the year of 2009, the Company sold six foreclosed properties with a net carrying value of $1.6 million, realizing a net gain of $164 thousand.

        Total nonperforming loans amounted to $22.0 million at December 31, 2009 (1.57% of total loans), compared to $25.5 million at December 31, 2008 (2.01% of total loans). The decline in the ratio is due to both a decrease in nonperforming loans of $3.4 million year over year and to a larger loan portfolio at December 31, 2009.

        The following table shows the amounts and relevant ratios of nonperforming assets at December 31 for the past five years:

(dollars in thousands)	2009	2008	2007	2006	2005
Nonaccrual Loans:
Commercial	$4,364	$3,506	$1,174	$1,976	$362
Real estate—commercial	2,426	4,167	641	—	—
Construction—commercial and residential	15,192	17,588	3,386	—	—
Home equity	42	196	123	—	—
Other consumer	—	—	—	—	129
Accrual loans—past due 90 days:
Commercial	—	—	—	37	—
Real estate—commercial	—	—	—	—	—
Other consumer	—	—	—	—	—
Restructured loans	—	—	—	—	—

Total nonperforming loans(1)	22,024	25,457	5,324	2,013	491

Other real estate owned	5,106	909	—	—	—

Total nonperforming assets	$27,130	$26,366	$5,324	$2,013	$491

Coverage ratio, allowance for credit losses to total nonperforming loans	93.62%	72.29%	150.96%	366.27%	1218.94%
Ratio of nonperforming loans to total loans	1.57%	2.01%	0.74%	0.32%	0.09%
Ratio of nonperforming assets to total assets	1.50%	1.76%	0.63%	0.26%	0.07%

(1)
Gross interest income that would have been recorded in 2009 if nonaccrual loans and leases shown above had been current and in accordance with their original terms was $1.4 million, while interest actually recorded on such loans was $1.4 million, while interest actually recorded on such loans was $546 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

        Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

        The Company had no troubled debt restructured loans at either December 31, 2009 or 2008. Impaired loans consisted of $22.0 million of nonaccrual loans at December 31, 2009, with $2.7 million of specific reserves, compared to $25.5 million of impaired loans at December 31, 2008 with $1.5 million of specific reserves.

        At December 31, 2009, there were $20.9 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. This amount compares to $3.6 million at December 31, 2008.

Other Earning Assets

        Residential mortgage loans held for sale amounted to $1.6 million at December 31, 2009 compared to $2.7 million at December 31, 2008. Origination and sale of these loans on a servicing released basis is emphasized by the Company in order to enhance noninterest income, which emphasis is expected to continue in 2010. The Bank did not engage in the origination of subprime or "exotic" mortgage loans. See "Business" at page 90 for a description of the Bank's mortgage lending and brokerage activities.

        Bank owned life insurance is utilized by the Company in accordance with income tax regulations as part of the Company's financing of its benefit programs. At December 31, 2009 this asset amounted to $12.9 million as compared to $12.4 million at December 31, 2008, which reflected an increase in cash surrender values, and not new investments.

Intangible Assets

        The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization is made to arrive at the initial recorded value, which is included in intangible assets, net, on the Consolidated Balance Sheets.

        For 2009, excess servicing fees of $62 thousand were recorded, and $88 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2009, the balance of excess servicing fees was $159 thousand. For 2008, excess servicing fees of $54 thousand were recorded, of which $105 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2008, the balance of excess servicing fees was $185 thousand.

        In connection with the Fidelity acquisition, the Company made an allocation of the purchase price to a core deposit intangible which was determined by independent evaluation and is included in intangible assets, net, on the Consolidated Balance Sheets. The initial amount recorded was $2.3 million, which is being amortized over its economic life of 6.44 years as a component of other noninterest expense. The amounts amortized in 2009 and 2008 were $186 thousand $62 thousand, respectively. The unamortized assets at December 31, 2009 and 2008 were $2.1 million and $2.2 million, respectively.

        The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity of approximately $360 thousand. Based on allowable adjustments through August 31, 2009, the unidentified intangible (goodwill) amounted to approximately $2.2 million. The increase in goodwill year over year was the result of purchase accounting adjustments during the first year after the acquisition for write downs of assets that were overvalued at the date of the acquisition. The Company's testing of potential goodwill impairment (which is required annually) at December 31, 2009, resulted in no impairment being recorded.

Deposits and Other Borrowings

        The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts, savings accounts and certificates of deposits from the local market areas surrounding the Bank's offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the Federal Home Loan Bank of Atlanta ("FHLB"); federal funds purchased lines of credit from correspondent banks and brokered deposits from a regional brokerage firm, a national brokered funds network and from the Promontory Interfinancial Network, LLC network.

        For the twelve months ended December 31, 2009, noninterest bearing deposits increased $84.4 million as compared to December 31, 2008 to $308.0 million or 21% of total deposits, while interest bearing deposits increased by $246.5 million during the same period, primarily attributable to a marketing campaign begun in the second quarter of 2009 for money market accounts. Money market accounts and savings accounts collectively amounted to $582.9 million at December 31, 2009 or 40% of total deposits, as compared to $271.8 million, or 24% of total deposits, at December 31, 2008, a 114% increase.

        For the year ended December 31, 2009, total deposits increased $331 million, from $1.13 billion to $1.46 billion, or 29%, due largely to focus sales efforts in 2009 to attract more core deposit customers, and also to the emphasis on requiring loan customers to place deposits with the Bank. Approximately 35% of the Bank's deposits at December 31, 2009 ($509.7 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 51% at December 31, 2008 ($579.2 million). This decrease in the time deposit category at December 31, 2009 as compared to December 31, 2008 was due in part to migration of funds in response to higher rate money market account promotions.

        The following table sets forth the maturities of time deposits with balances of $100,000 or more, which represent 20% of total deposits as of December 31, 2009, compared to 22% at December 31, 2008. See Note 7 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table at page 12 above for the average rates paid on interest-bearing deposits. Time deposits of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.

	December 31,
(dollars in thousands)	2009	2008	2007
Three months or less	$89,318	$109,283	$52,570
More than three months through six months	74,189	23,448	56,540
More than six months through twelve months	74,152	91,832	61,117
Over twelve months	58,540	24,953	3,359

Total	$296,199	$249,516	$173,586

        From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC for one-way purchased transactions. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service ("CDARS"), which provides for reciprocal ("two-way") transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance. These reciprocal CDARS funds are classified as brokered deposits. At December 31, 2009, total time deposits included $106.7 million of brokered deposits, which represented 7% of total deposits. The CDARS component represented $38.8 million or 3% of total deposits. These sources are believed to represent a reliable and cost efficient alternative funding source for the Company. At December 31, 2008, total time deposits included $192.7 million of brokered deposits, which represented 17% of total deposits. The CDARS component represented $81.1 million, or 7% of total deposits. The lower level of wholesale funding during 2009 is attributable to favorable growth in core deposits.

        At December 31, 2009, the Company had approximately $308 million in noninterest bearing demand deposits, representing 21% of total deposits. This compared to approximately $223.6 million of these deposits at December 31, 2008 or 20% of total deposits. These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. Proposed legislation has been introduced in past Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on our net interest income and net interest margin, net income, and the return on assets and equity.

        As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $90.8 million at December 31, 2009 compared to $93.9 million at December 31, 2008, the decrease being attributed primarily to clients' reduced safety concerns over condition of the financial markets at December 31, 2009 as compared to the end of 2008, when financial markets were experiencing a period of heightened stress. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities or U.S. government agency mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain sufficient investment securities for pledging purposes to accommodate the fluctuations in balances which may occur in these customer repurchase agreement accounts.

        At December 31, 2009 the Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks, as compared to $5.0 million outstanding at December 31, 2008. This decrease was due to the Company having an ample supply of core deposits to meet loan funding needs throughout 2009. At December 31, 2009, the Bank had $50 million of borrowings outstanding under its credit facility from the FHLB, as compared to $105 million at December 31, 2008. This decrease in borrowed funding was due to larger amounts of core deposits, primarily money market accounts, attributable in part to special rate promotions over the March-September 2009 period. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's commercial mortgage and home equity loan portfolios.

        On August 11, 2008, the Company entered into a Loan Agreement and related Stock Security Agreement and Promissory Note (the "credit facility") with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $20 million for working capital purposes, to finance capital contributions to the Bank and ECV. The terms of this facility were modified in July 2009. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.75%. Interest is payable on a monthly basis. The term of the credit facility expires on June 25, 2010. At any time, provided no event of default exists, the Company may term out repayment of the outstanding principal balance of the credit facility over a five year term. At December 31, 2009 and 2008, there were no amounts outstanding under this credit facility.

        On August 28, 2008, the Company accepted subscriptions for and sold an aggregate of $12.15 million of subordinated notes (the "Notes"), on a private placement basis. This offering, which was funded by several Directors of the Company, was utilized to provide additional Tier 2 regulatory capital in the wake of the acquisition of Fidelity, absent availability of other capital sources during 2008. The capital treatment of the Notes will be phased out during the last 5 years of the Notes' term, at a rate of 20% of the original principal amount per year commencing in October 2009. The Notes bear interest, payable on the first day of each month, commencing in October 2008, at a fixed rate of 10% per year. The Notes have a term of approximately six years, and have a maturity of September 30, 2014. On September 17, 2009, the Company redeemed an aggregate of $2.85 million of the Notes from certain directors of the Company. At December 31, 2009, $9.3 million of the Notes remaining outstanding, and are included in long-term borrowings on the Consolidated Balance Sheets.

        Please refer to Note 8 to the Consolidated Financial Statements for additional information regarding the Company's short and long-term borrowings.

COMPARISON OF 2008 VERSUS 2007

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

        The decrease in net income for the twelve months ended December 31, 2008 can be attributed substantially to an increase in the provision for credit losses of 142% and a 24% increase in noninterest expense while interest income increased by only 15% as compared to the same period in 2007. Net interest income showed an increase of 26% on growth in average earning assets of 36%. For the twelve months ended December 31, 2008, the Company experienced a 32 basis point decline in its net interest margin from 4.37% in 2007 to 4.05% in 2008. This change was primarily due to a lesser value for noninterest funding sources (0.63% as compared to 0.95%) as interest rates declined significantly during 2008. Additionally, a portion of the decline was due to lower margins on the assets and liabilities acquired in the Fidelity acquisition.

        Earnings per basic common share were $0.63 for the year ended December 31, 2008, as compared to $0.73 for 2007. Earnings per diluted common share were $0.62 for the year ended December 31, 2008, as compared to $0.71 for 2007. Per common share amounts and the number of shares have been adjusted to give effect to the 10% stock dividend paid on October 1, 2008.

        The Company had a return on average assets of 0.69% and a return on average common equity of 8.05% for the year of 2008, as compared to returns on average assets and average equity of 0.96% and 10.03%, respectively, for the year of 2007.

        For the twelve months ended December 31, 2008, average interest bearing liabilities funding average earning assets increased to 78% as compared to 77% for the year of 2007. Additionally, while the average rate on earning assets for the twelve month period ended December 31, 2008, as compared to 2007, decreased by 115 basis points from 7.48% to 6.33%, the cost of interest bearing liabilities also decreased by 115 basis points from 4.06% to 2.91%, resulting in a net interest spread of 3.42% for both the twelve months ended December 31, 2008 and 2007. The 32 basis point decline in the net interest margin from 4.37% for the twelve months ended December 31, 2007 to 4.05% for the twelve months ended December 31, 2008 reflects the effects of a steep decline in market interest rates that reduced the benefit of noninterest funding sources from 95 basis points in 2007 to 63 basis points for 2008. For the twelve months ended December 31, 2008, average noninterest sources funding earning assets were $225 million as compared to $179 million for the same period in 2007.

        Due to the need to meet loan funding objectives in excess of deposit growth during 2008, the Bank has relied to a larger extent on alternative funding sources, such as FHLB advances and brokered time deposits, which sources provided favorable funding costs.

        Loans, which generally have higher yields than securities and other earning assets, increased to 88% of average earning assets in 2008 from 86% of average earning assets for 2007. Investment securities accounted for 11% of average earning assets for both 2008 and 2007. Federal funds sold averaged 1% and 2% of average earning assets for 2008 and 2007, respectively.

        The provision for credit losses was $4.0 million for the year ended December 31, 2008 as compared to $1.6 million in 2007. The higher provision for the year ended December 31, 2008, as compared to 2007, is attributable to substantially higher levels of loan growth, migration of loans to higher risk assessments within the portfolio and increases in reserve allocations on classified loans. For the full year 2008, the Company recorded net charge-offs of $1.1 million, as compared to $979 thousand for the same period in 2007. The ratio of net charge-offs to average loans was 0.12% for 2008 and 0.15% for 2007. The increase in the amount of net charge-offs in 2008 over 2007 was attributable to charge-offs in commercial construction and land development loans ($446 thousand versus $0), the unguaranteed portion of SBA loans ($337 thousand versus $0 thousand), non-real estate commercial business loans ($100 thousand versus $968 thousand), consumer loans ($210 thousand versus $11 thousand), and commercial real estate investment property loans ($29 thousand versus $0).

        At December 31, 2008, the allowance for credit losses was $18.4 million (including the assumed balance of the Fidelity allowance for credit losses of $7.5 million), or 1.45% of total loans, as compared to $8.0 million or 1.12% of total loans at December 31, 2007. The primary factor in the increase of the balance of the allowance was the acquisition of Fidelity and the assumption of its allowance related to unimpaired loans. The increase in the allowance as a percentage of total loans reflects a higher risk profile of the loans acquired from Fidelity, as well as a change in the mix of loans as a result of the acquisition of Fidelity.

        Total noninterest income was $4.4 million for 2008 as compared to $5.2 million for 2007, a decrease of 16%. These amounts include net investment gains of $2 thousand for the year of 2008 and $6 thousand in 2007. The decrease was attributable primarily to $1.3 million of income in 2007 from the settlement of a subordinated financing transaction. Excluding this transaction, noninterest income increased 10%, which includes the impact of the Fidelity acquisition. Other factors were higher service charges on deposit accounts of $919 thousand ($2.4 million in 2008 versus $1.5 million in 2007), partially offset by lower volume of SBA and residential mortgage loan sales activity ($426 thousand in 2008 versus $1.0 million in 2007). Income from subordinated financing activities can fluctuate greatly between periods, as it is based on the progress of a limited number of development projects.

        Total noninterest expenses were $30.8 million for 2008, as compared to $24.9 million for 2007, a 24% increase, which reflects the larger organization subsequent to the Fidelity acquisition. The other primary reasons for this increase were merit increases, higher personnel costs, increased broker fees, higher internet and license agreement fees, increased legal, accounting and professional fees, including loan collection costs, and acquisition related expenses. In addition, higher costs were incurred for marketing, sponsorship, and professional services associated with the inaugural EagleBank Bowl. The efficiency ratio was 66.49% for the year of 2008 as compared to 64.67% for 2007.

        The Company recorded income tax expense of $4.1 million in 2008 compared to $4.3 million in 2007 resulting in an effective tax rate of 35.7%, and 35.7%, respectively.

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

        A substantial portion of the growth in all balance sheet categories in 2008 resulted from the Fidelity acquisition. A significant portion of the growth in stockholders' equity was due to the issuance of $38.235 million of preferred stock pursuant to the Capital Purchase Program. For additional information regarding the Company's participation in the Capital Purchase Program, please refer to page 40 and Note 9 to the Consolidated Financial Statements.

        The Company paid a cash dividend of $0.0545 per common share for each of the first and second quarters of 2008 and $0.0545 per common share for each quarter of 2007. In July 2008, the Company, in an action to conserve capital, discontinued the payment of its quarterly cash dividend. On October 1, 2008, the Company issued a 10% stock dividend on the common stock.

        At December 31, 2008, the investment portfolio amounted to $169.1 million as compared to a balance of $87.1 million at December 31, 2007, an increase of 94%, most of the growth being associated with the Fidelity acquisition consummated as of August 31, 2008. The investment portfolio is managed to achieve goals related to income, liquidity, interest rate risk management and providing collateral for customer repurchase agreements and other borrowing relationships. The Company's short-term investment portfolio amounted to $2.5 million at December 31, 2008 as compared to $4.5 million at December 31, 2007.

        Federal funds sold amounted to $191 thousand at December 31, 2008 as compared to $244 thousand at December 31, 2007. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

        Loan growth over the year 2008 was favorable, with loans outstanding reaching $1.3 billion at December 31, 2008, an increase of $549.0 million or 77% as compared to $716.7 million at December 31, 2007.

        The Company had strong loan growth throughout the year 2008. In August, $360 million of loans were added as a result of the acquisition of Fidelity. Approximately 50% of the Company's organic growth was recorded in the fourth quarter of 2008. The fourth quarter experienced growth in investment real estate lending which is attributable to various factors, including the Company having the opportunity to lend on local income producing commercial real estate projects which were typically financed in the CMBS market, and which was not functioning during most of 2008. The commercial portfolio growth is also attributable to various factors including increasing SBA guaranteed loans made for business acquisition; recording new commercial term loans to assist local business in various financing needs including equipment financing and providing ESOP financing so that the employees of a local company could acquire their company. New commercial lines of credit booked grew providing local businesses working capital; and new owner occupied commercial real estate loans grew allowing business owners to purchase and/or refinance the real estate in which their company operates.

        The allowance for credit losses represented 1.45% of total loans at December 31, 2008 as compared to 1.12% at December 31, 2007. This increase in the ratio of the allowance for credit losses was due substantially to the acquisition of Fidelity whose allowance for credit losses was approximately $7.5 million or 2.10% of Fidelity loans outstanding at August 31, 2008.

        At December 31, 2008, the Company had $25.5 million of loans classified as nonperforming, and $3.6 million of potential problem loans, as compared to $5.3 million of nonperforming loans and $1.9 million of potential problem loans at December 31, 2007. The percentage of nonperforming assets to total assets was 1.76% at December 31, 2008 compared to 0.63% at December 31, 2007. Included in nonperforming assets at December 31, 2008 is other real estate owned ("OREO") of $909 thousand and $0 at December 31, 2007, respectively. Excluding OREO from nonperforming assets, total nonperforming loans amounted to $25.5 million at December 31, 2008 (2.01% of total loans) as compared to $5.3 million (0.74% of total loans) at December 31, 2007. The increase in nonperforming loans at December 31, 2008 as compared to December 31, 2007 relates primarily to nonperforming loans acquired from Fidelity of $10.7 million and to two commercial loan relationships (approximately $4.4 million) which include commercial real estate loans secured by residential properties which have experienced cost overruns and/or delays in the development and construction processes.

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

        For the year ended December 31, 2008, total deposits increased $498.4 million, from $630.9 million to $1.1 billion or 79%. Approximately 51% of the Bank's deposits at December 31, 2008 ($579.2 million) are made up of time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 41% at December 31, 2007 ($257.3 million). This increase in the time deposit category at December 31, 2008 as compared to December 31, 2007 was due to both the acquisition of Fidelity, which had a higher proportion of its deposits in time deposits, and to customer preferences toward higher interest FDIC insured products in the fourth quarter of 2008 as economic conditions worsened. Average time deposits amounted to $402.2 million in 2008 (48% of average total deposits), compared to $270.5 million in 2007 (43% of average total deposits), an increase of $131.7 million or 49%.

        At December 31, 2008, the Company had approximately $223.6 million in noninterest bearing demand deposits, representing 20% of total deposits. This compared to approximately $142.5 million of these deposits at December 31, 2007 or 23% of total deposits.

        As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $93.9 million at December 31, 2008 compared to $52.9 million at December 31, 2007, the increase being attributed primarily to the acquisition of Fidelity. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities.

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

CONTRACTUAL OBLIGATIONS

        The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 15 to the Consolidated Financial Statements—Financial Instruments with Off-Balance Sheet Risk, the following table shows details on these fixed and determinable obligations as of December 31, 2009 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$950,533	$—	$—	$—	$950,533
Time deposits(1)	358,962	106,019	44,760	—	509,741
Borrowed funds(2)	100,790	10,000	30,000	9,300	150,090
Operating lease obligations	3,942	6,674	5,804	5,655	22,075
Outside data processing(3)	1,090	2,229	287	—	3,606

Total	$1,415,317	$124,922	$80,851	$14,955	$1,636,045

(1)
Excludes accrued interest payable at December 31, 2009.

(2)
Borrowed funds include customer repurchase agreements, federal funds purchased and other short-term and long-term borrowings.

(3)
The Bank has outstanding obligations under its current core data processing contract that expires in May 2013 and one other vendor arrangement that relates to data communications and data software that expires in December 2012.

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

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 15 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2009 and 2008.

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

        Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2009, approximately 98% of the dollar amount of standby letters of credit was collateralized.

        With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, capital expenditures or capital resources, that is material to investors.

LIQUIDITY MANAGEMENT

        Liquidity is a measure of the Company's and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations. The Bank's investment portfolio of debt securities is held 100% in an available-for-sale status and has a substantial unrealized gain position, which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements; to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company's secondary sources of liquidity include a $20 million line of credit with a regional bank, secured by the stock of the Bank, against which there were no amounts outstanding at December 31, 2009. Additionally, the Bank can purchase up to $70.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2009 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $82.0 million, against which there was $448 thousand outstanding at December 31, 2009. At December 31, 2009, the Bank was also eligible to make advances from the FHLB up to $112.4 million based on collateral at the FHLB, of which it had

$50 million of advances outstanding at December 31, 2009. Also, the Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. In the fourth quarter of 2009, the Bank finalized a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve"). This facility, which amounts to approximately $163 million, is collateralized with specific loan assets identified to the Federal Reserve. It is anticipated, except for periodic testing, that this facility would be utilized for contingency funding only.

        The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits and correspondent bank lines of credit to offset a decline in core deposits in the short run and may also utilize the Federal Reserve's Discount Window facility. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Bank's Asset Liability Committee has adopted policy guidelines which emphasize the importance of core deposits and their continued growth. In the year ended December 31, 2009, the Bank was able to substantially increase its core deposits through both new relationships and increases to accounts of existing relationships.

        At December 31, 2009, under the Bank's liquidity formula, it had $463.8 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

INTEREST RATE RISK MANAGEMENT

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

        A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank's net income is largely dependent on net interest income. The Bank's Asset Liability Committee ("ALCO") of the Board of Directors formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed analysis reports quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and re-pricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company's profit objectives. During the year ended December 31, 2009, the Company was able to both increase substantially its net interest income and manage its overall interest rate risk position.

        The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been restructuring its investment portfolio to mitigate call risk should rates remain at current levels and to mitigate extension risk should rates increase. Additionally, the Company has been acquiring longer-term fixed rate liabilities given the very low interest rate environment, in an effort to secure attractive funding rates over the next three to four years. Also, and very importantly, the growth of core deposits, which enhance franchise value and provide a stable funding source, has been a major objective which has been met by the Company during 2009, adding liquidity and enhanced asset sensitivity to the year-end 2009 balance sheet. The re-pricing duration of the deposit portfolio increased to 30 months at December 31, 2009 from 22 months at December 31, 2008, as the mix of deposits shifted from time deposits with relatively short duration to money market and demand accounts with longer durations.

        In the current very low interest rate environment, the Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations. These factors have resulted in less pressure on loan yields over the past twelve months as average interest rates have declined, thereby enhancing the Company's net interest margin. Also, approximately 66% of total loans at December 31, 2009 (70% at December 31, 2008) have either variable interest rates, indexed primarily to the Wall Street Journal prime interest rate or are adjustable rate indexed primarily to the five year U.S. Treasury interest rate, with 34% of the loan portfolio at December 31, 2009 (30% at December 31, 2008) being fixed rate. Subject to interest rate floor rates, these variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels. The re-pricing duration of the loan portfolio remained low at 12 months at both December 31, 2009 and 2008.

        Within the investment portfolio, during 2009, the Company has increased the mix of longer duration tax exempt municipal bonds and has added collateralized mortgage obligations which provide more structured cash flows and limited extension risk. We decreased the mix of U.S. Agency bonds exhibiting call risk and 30 year mortgaged backed securities. Also, the overall size of the portfolio has increased as average deposit growth exceeded average loan growth during 2009, in addition to the need to add to the portfolio to provide adequate collateral for potential growth in customer repurchase agreements. Both call risk and extension risk were reduced somewhat in the portfolio in the second quarter of 2009. Proceeds from the sale of callable agencies and longer-term mortgage backed securities were reinvested in a combination of high quality tax exempt municipal securities and seasoned 15 and 20 year and structured mortgage backed issues. The results of these actions were to increase the duration of the investment portfolio from 18 months at December 31, 2008 to 40 months at December 31, 2009, while the gross unrealized gain was approximately $3.9 million at both December 31, 2008 and 2009 with $1.5 million of net investment gain being realized in income for the year ended December 31, 2009.

        There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

        One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also uses an earnings simulation model (simulation analysis) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100 and 200 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, and net income over the next twelve and twenty-four month periods and to the market value of equity impact.

        For the analysis presented below, at December 31, 2009, the Bank's assumption for the re-pricing of interest bearing transaction, savings and money market deposit accounts reflects a 70 basis point change in interest rates for each 100 basis point change in market interest rates in both a decreasing and increasing interest rate shock scenario with a floor of 10 basis points. This assumption was updated as of December 31, 2009, as compared to a 50 basis point change previously employed. With the prospect of increasing interest rates, the Company desires to be conservative in this assumption.

        As quantified in the table below, the Company's analysis at December 31, 2009 shows a moderate effect on net interest income (over the next 12 months) as well as to the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100 and 200 basis points due to the significant level of variable rate and repriceable assets and liabilities. The re-pricing duration of the investment portfolio at December 31, 2009 is 3.4 years, the loan portfolio 1.0 years, the interest bearing deposit portfolio 2.24 years and the borrowed funds portfolio 1.25 years.

        The following table reflects the result of simulation analysis on the December 31, 2009 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+200	+2.1%	+6.7%	-0.1%
+100	+0.6%	+2.0%	+0.9%
0	—	—	—
-100	+2.6%	+8.2%	-4.6%
-200	+8.3%	+26.5%	-9.6%

        The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of negative 10% for a 100 basis point change and negative 12% for a 200 basis point change. For the market value of equity, the Company has adopted a policy limit of negative 12% for a 100 basis point change and negative 15% for a 200 basis point change. Any potential negative effects in both net interest income and the economic value of equity in both a higher and lower interest rate shock scenario at December 31, 2009 is not material.

        During 2009, the Company increased its asset sensitivity in anticipation of higher interest rates. This change is manifested in a positive impact on both net interest income, net income and the market value in portfolio equity in the chart above at December 31, 2009 as compared to the position at December 31, 2008, disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

        During the year 2009, average market interest rates declined as compared to 2008 and the yield curve steepened as average short-term rates declined more than average long-term rates. The average two year U.S. Treasury rate declined by about 105 basis points and the average ten year U.S. Treasury rate declined by about 40 basis points. In that environment, the Company was able to increase its net interest spread and margin in 2009 as compared to the fourth quarter of 2008. The Company believes that the change in the net interest spread in 2009 as compared to 2008 has been consistent with its risk analysis at December 31, 2008.

GAP Analysis

        Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 89% of the Company's revenue for the year ended December 31, 2009, as compared to 91% of the Company's revenue for the year ended December 31, 2008 and 87% of the Company's revenue for the year ended December 31, 2007.

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

        Based on the current economic environment, and anticipating higher interest rates over the next few years management, in the second quarter of 2009, restructured the composition of its investment portfolio by selling U.S. Agency securities to mitigate call risk, by selling 30 year mortgage backed securities to mitigate extension risk and by purchasing seasoned 15 and 20 year mortgage backed securities and structured mortgage backed products to provide enhanced cash flows by increasing the portion of the investment portfolio that was amortizing. Additionally, the Company has increased the proportion of its tax exempt securities in the 10–15 year maturity range to provide attractive fully tax equivalent yields in a barbell approach to investing. These actions have had the effect of increasing the duration of the investment portfolio. On the liability side of the balance sheet, management has acquired longer maturities in its brokered deposit portfolio and its FHLB advances and has attracted large amounts of core money market accounts (which have longer durations) in an effort to build more client relationships. As noted above, the Company's net interest spread and margin for the twelve months ended December 31, 2009 of 3.37% and 3.85% respectively were both improved from the net interest spread and margin in the fourth quarter of 2008 of 3.18% and 3.74% respectively, evidence that the Company was well positioned at December 31, 2008 for lower interest rates, which did occur in 2009.

        The Company's net interest margin decreased during 2009 as compared to 2008 by 20 basis points (from 4.05% to 3.85%) due to higher average liquidity during 2009 as compared to 2008. The higher average liquidity is reflected in higher average federal funds sold as both the average and year end growth in deposits during 2009 exceeded loan growth.

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

        At December 31, 2009, the Company had a positive GAP position of approximately 15.8% of total assets out to three months and a positive cumulative GAP position of 11.5% out to 12 months; as compared to a positive GAP position of approximately 13% of total assets out to three months and a positive cumulative GAP position of 1.5% out to 12 months at December 31, 2008, and a positive GAP position of 11.8% out to three months and a positive cumulative GAP position of 4.6% out to 12 months at September 30, 2009. The change in the GAP position at December 31, 2009 as compared to December 31, 2008 relates primarily to higher amounts of liquidity and short-term investments, to the acquisition of large amounts of money market and demand deposits which have longer lives (duration) and to the extension of the term for brokered deposits and FHLB advances. The current position is within guideline limits established by the Asset Liability Committee.

        While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results. Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio, as well as interest rate floors within its loan portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

        If interest rates increase, the Company's net interest income and net interest margin are expected to increase due to an excess of rate sensitive assets over liabilities at December 31, 2009, that reprice within a 12 month period.

        If interest rates decline, the Company's net interest income and margin are also expected to increase as the floors on the loan portfolio provide added value and variable rate deposits are reduced.

        Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the effects of a declining interest rate environment may not be in accordance with management's expectations.

GAP Analysis
December 31, 2009
(dollars in thousands)

	0–3 months	4–12 months	13–36 months	37–60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets
Repriceable in:
RATE SENSITIVE ASSETS:
Investments securities	$21,624	$46,613	$85,130	$32,893	$48,967	$235,227
Loans (1)(2)	764,952	115,732	273,566	218,650	27,961	1,400,861
Fed funds and other short-term investments	88,248	—	—	—	—	88,248
Other earning assets	—	12,912	—	—	—	12,912

Total	$874,824	$175,257	$358,696	$251,543	$76,928	$1,737,248	$68,256	$1,805,504

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$9,073	$27,219	$72,585	$72,585	$126,497	$307,959
Interest bearing transaction	59,720	—	—	—	—	59,720
Savings and money market	286,840	—	118,405	118,405	59,204	582,854
Time deposits	133,906	225,056	106,019	44,760	—	509,741
Customer repurchase agreements and fed funds purchased	90,790	—	—	—	—	90,790
Other borrowings	10,000	—	10,000	30,000	9,300	59,300

Total	$590,329	$252,275	$307,009	$265,750	$195,001	$1,610,364	$6,819	$1,617,183

GAP	$284,495	$(77,018)	$51,687	$(14,207)	$(118,073)	$126,884
Cumulative GAP	$284,495	$207,477	$259,164	$244,957	$126,884
Cumulative gap as percent of total assets	15.76%	11.49%	14.35%	13.57%	7.03%

(1)
Includes loans held for sale.

(2)
Non-accrual loans are included in the over 60 months category.

        Over the next twelve months, as reflected in the GAP table above, the Company has an excess of rate sensitive assets over rate sensitive liabilities of 11.5% out to 12 months. During 2009, the Company has recognized the probability of higher interest rates and has repositioned both its investment portfolio and its borrowed funds to better position the Company for that probability, while not exposing the Company to negative effects should interest rates either stay fairly stable or decline.

        Although NOW and MMA accounts are subject to immediate repricing, the Bank's GAP model has incorporated a repricing schedule to account for a lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate change in assets.

CAPITAL RESOURCES AND ADEQUACY

        The assessment of capital adequacy depends on a number of factors such as asset quality and mix, liquidity, earnings performance, changing competitive conditions and economic forces, regulatory measures and policy, as well as the overall level of growth and complexity of the balance sheet. The adequacy of the Company's current and future capital needs is monitored by management on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

        The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent in total 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

        On August 28, 2008 the Company accepted subscriptions for and sold an aggregate of $12.15 million of subordinated notes (the "Notes"), on a private placement basis, to seven parties, all of whom were directors of the Company or the Bank. The Notes, which qualify as Tier 2 capital for regulatory purposes, to the extent permitted, were issued in connection with an effort to meet regulatory requirements for the consummation of the acquisition of Fidelity, completed as of August 31, 2008. The qualifying capital treatment of the Notes are phased out during the last 5 years of the Notes' term (commencing in October 2009), at a rate of 20% of the original principal amount per year. The Notes bear interest, payable on the first day of each month, commencing in October 2008, at a fixed rate of 10.0% per year. The Notes have a term of approximately six years, and have a maturity of September 30, 2014.

        In connection with the common stock qualifying capital raise in September 2009 referred to below, $2.85 million of the Notes were redeemed, leaving an outstanding balance of Notes of $9.3 million at December 31, 2009. These Notes are included in long-term borrowings on the balance sheet.

        On December 5, 2008, the Company entered into and consummated an agreement with the Treasury, pursuant to which the Company issued 38,235 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation amount per share (the "Series A Preferred Stock"), for a total purchase price of $38,235,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Series A Preferred Stock is non-voting, except in limited circumstances. Prior to the third anniversary of issuance, unless the Company has redeemed all of the Series A Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. In connection with the purchase of the Series A Preferred Stock, the Treasury was issued a warrant (the "Warrant") to purchase 770,867 shares of the Company's common stock at an initial exercise price of $7.44 per share. The Warrant provides for the adjustment of the exercise price and the number of shares of the common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock (or securities exercisable or exchangeable for, or convertible into, common stock) at or below 90% of the market price of the common stock on the trading day prior to the date of the agreement on pricing such securities. The Warrants expires ten years from the date of issuance. The number of shares of common stock issuable pursuant to the Warrant will be reduced by one-half if, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $38,235,000 from "qualified equity offerings" announced after October 13, 2008. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

        On September 21, 2009, the Company completed an underwritten public offering of 6,731,640 shares of its common stock at an offering price of $8.20 per share, including 878,040 shares subject to the underwriter's over-allotment option. The offering, which constituted a "qualified equity offering" for purposes of the Series A Preferred Stock, generated gross cash proceeds of $55,199,448. As a result of the offering, the Company, in November 2009, received Treasury approval of the reduction of the number of shares of common stock subject to the Warrant. Accordingly, the discount on the preferred stock and the warrants were reduced by $946 thousand in November 2009.

        On December 23, 2009, the Company redeemed 15,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation amount per share (the "Series A Preferred Stock") issued to the Treasury on December 5, 2008 (see above) pursuant to the Troubled Asset Relief Program Capital Purchase Program. The aggregate redemption price for the shares was $15,079,166, including accrued but unpaid dividends on the shares. Following the repurchase, 23,235 shares of Series A Preferred Stock ($23,235,000) remain outstanding, held by the Treasury.

        At December 31, 2009, the capital position of the Company and its wholly-owned subsidiary, the Bank, continues to exceed regulatory requirements and guidelines. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital ratio, Total risk-based capital ratio, and the Leverage ratio. Tier 1 capital consists of common and qualifying preferred stockholders' equity (including without limit the preferred stock issued to the Treasury) less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, and for the Company to a limited extent, excess amounts of restricted core capital elements. At December 31, 2009 and 2008, respectively, 8.9% and 7.5% of the allowance for credit losses was included in Total risk-based capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the Leverage ratio.

        The Company's capital ratios were all well in excess of guidelines established by the Federal Reserve and the Bank's capital ratios were in excess of those required to be classified as a "well capitalized" institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company's and Bank's capital ratios at December 31, 2009 and 2008 are shown in Note 17 to the Consolidated Financial Statements.

        The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank's concentrations in commercial real estate loans. See "Risk Factors" at page 96 and "Regulation" at page 106.

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

NEW AUTHORITATIVE ACCOUNTING GUIDANCE

        Refer to Note 1 to the Consolidated Financial Statements for New Authoritative Accounting Guidance and their expected impact on the Company's Financial Statements at page 54.

MARKET FOR COMMON STOCK AND DIVIDENDS

        Market for Common Stock.    The Company's common stock is listed for trading on the NASDAQ Capital Market under the symbol "EGBN." Over the twelve month period ended December 31, 2009, the average daily trading volume amounted to approximately 38,400 shares, an increase from approximately 5,600 shares over the twelve month period ended December 31, 2008. No assurance can be given that a highly active trading market will develop or can be maintained. The following table sets forth the high and low sale prices for the common stock during each calendar quarter during the last two fiscal years, and dividends declared during such periods, as adjusted for the 10% stock dividend paid on October 1, 2008. As of March 4, 2010, there were 19,631,164 shares of common stock outstanding, held by approximately 3,500 beneficial shareholders, including approximately 919 shareholders of record.

	2009			2008
Quarter	High	Low	Dividends Declared per Share	High	Low	Dividends Declared per Share
First	$7.10	$5.36	$0.00	$11.97	$9.30	$0.0545
Second	$11.20	$6.15	$0.00	$11.09	$7.15	$0.0545
Third	$10.19	$7.70	$0.00	$10.44	$6.37	$0.00
Fourth	$11.00	$8.89	$0.00	$9.00	$5.35	$0.00

        Dividends.    The Company commenced paying a quarterly cash dividend in January 2005. The Company paid a cash dividend of $0.0545 per share for each of the first and second quarters of 2008. In July 2008, the Company, in order to conserve capital, discontinued the payment of the quarterly cash dividend on the common stock. The Company paid a 10% stock dividend paid on the common stock on October 1, 2008.

        The resumption of payment of a cash dividend on common stock is prohibited for the first three years that the Series A Preferred Stock is outstanding, unless all of the Series A Preferred Stock is redeemed. Any resumption of cash dividends on the common stock will also depend largely upon the ability of the Bank, the Company's principal operating business, to declare and pay dividends to the Company. Resumption of dividends on the common stock will also depend upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank.

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

        Issuer Repurchase of Common Stock.    No shares of the Company's Common Stock were repurchased by or on behalf of the Company during 2009 or 2008.

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

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,282,994	$11.46	668,715	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	1,282,994	$11.46	668,715

(1)
Consists of the Company's 2006 Stock Option Plan, 1998 Stock Plan, the 2004 Employee Stock Purchase Plan and the Fidelity Plans. Outstanding options, warrants and rights includes nominal number of shares subject to awards of SARS and shares subject to unvested performance based restricted stock awards. For additional information, see Note 13 to the Consolidated Financial Statements.

(2)
Shares include 530,970 available for issuance under the 2006 Stock Option Plan and 137,745 under the Employee Stock Purchase Plan.

        Stock Price Performance.    The following table compares the cumulative total return on a hypothetical investment of $100 in the Company's common stock on December 31, 2004 through December 31, 2009, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period, including reinvestment of dividends.

Total Return Performance

	Year Ended December 31,
Index	2004	2005	2006	2007	2008	2009
Eagle Bancorp, Inc.	$100.00	$148.57	$147.00	$103.89	$54.90	$99.97
NASDAQ Stock Market Index—(U.S. Companies)	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31
NASDAQ Bank Index	$100.00	$95.67	$106.20	$82.76	$62.96	$51.31

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

        Management assessed the Company's system of internal control over financial reporting as of December 31, 2009. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control—Integrated Framework." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The 2009 financial statements have been audited by the independent registered public accounting firm of Stegman & Company ("Stegman"). Personnel from Stegman were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from Stegman accompanies the financial statements. Stegman has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ RONALD D. PAUL Chairman, President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank	/s/ MICHAEL T. FLYNN Executive Vice President and Chief Operating Officer of the Company and Executive Vice President of the Bank	/s/ SUSAN G. RIEL Senior Executive Vice President and Chief Operating Officer of the Bank	/s/ JAMES H. LANGMEAD Executive Vice President and Chief Financial Officer of the Company and the Bank

REPORT OF STEGMAN & COMPANY
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Eagle Bancorp, Inc.

        We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") as of December 31, 2009 and 2008, and the consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Eagle Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  Stegman and Company

Baltimore, Maryland
March 12, 2010

EAGLE BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31, 2009	December 31, 2008
Assets
Cash and due from banks	$21,955	$27,157
Federal funds sold	88,248	191
Interest bearing deposits with banks and other short-term investments	7,484	2,489
Investment securities available for sale, at fair value	235,227	159,480
Federal Reserve and Federal Home Loan Bank stock	10,417	9,599
Loans held for sale	1,550	2,718
Loans	1,399,311	1,265,640
Less allowance for credit losses	(20,619)	(18,403)

Loans, net	1,378,692	1,247,237
Premises and equipment, net	9,253	9,666
Deferred income taxes	12,455	11,106
Bank owned life insurance	12,912	12,450
Intangible assets, net	4,379	2,533
Other real estate owned	5,106	909
Other assets	17,826	11,292

Total Assets	$1,805,504	$1,496,827

Liabilities and Stockholders' Equity Liabilities
Deposits:
Noninterest bearing demand	$307,959	$223,580
Interest bearing transaction	59,720	54,801
Savings and money market	582,854	271,791
Time, $100,000 or more	296,199	249,516
Other time	213,542	329,692

Total deposits	1,460,274	1,129,380
Customer repurchase agreements and federal funds purchased	90,790	98,802
Other short-term borrowings	10,000	55,000
Long-term borrowings	49,300	62,150
Other liabilities	6,819	9,124

Total liabilities	1,617,183	1,354,456

Stockholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 23,235 and 38,235, respectively, discount of $570 and $1,892, respectively, net	22,612	36,312
Common stock, par value $.01per share; shares authorized 50,000,000, shares issued and outstanding 19,534,226 and 12,714,355, respectively	195	127
Warrants	946	1,892
Additional paid in capital	129,211	76,822
Retained earnings	33,024	24,866
Accumulated other comprehensive income	2,333	2,352

Total stockholders' equity	188,321	142,371

Total Liabilities and Stockholders' Equity	$1,805,504	$1,496,827

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

Years Ended December 31,

(dollars in thousands, except per share data)

	2009	2008	2007
Interest Income
Interest and fees on loans	$77,004	$59,901	$51,931
Taxable interest and dividends on investment securities	7,138	5,459	4,177
Interest on balances with other banks and short-term investments	94	98	293
Interest on federal funds sold	102	199	676

Total interest income	84,338	65,657	57,077

Interest Expense
Interest on deposits	20,956	19,543	19,810
Interest on customer repurchase agreements and federal funds purchased	957	1,406	1,887
Interest on short-term borrowings	611	546	611
Interest on long-term borrowings	2,285	2,181	1,421

Total interest expense	24,809	23,676	23,729

Net Interest Income	59,529	41,981	33,348
Provision for Credit Losses	7,669	3,979	1,643

Net Interest Income After Provision For Credit Losses	51,860	38,002	31,705

Noninterest Income
Service charges on deposits	2,898	2,059	1,249
Gain on sale of loans	1,054	426	1,036
Gain on sale of investment securities	1,538	2	6
Increase in the cash surrender value of bank owned life insurance	463	466	455
Income from subordinated financing	—	—	1,252
Other income	1,344	1,413	1,188

Total noninterest income	7,297	4,366	5,186

Noninterest Expense
Salaries and employee benefits	20,889	16,728	14,167
Premises and equipment expenses	7,343	5,424	4,829
Marketing and advertising	1,099	1,054	552
Data processing	2,356	1,622	1,231
Legal, accounting and professional fees	2,731	1,054	613
FDIC insurance	2,743	642	449
Other expenses	5,612	4,293	3,080

Total noninterest expense	42,773	30,817	24,921

Income Before Income Tax Expense	16,384	11,551	11,970
Income Tax Expense	5,965	4,123	4,269

Net Income	10,419	7,428	7,701
Preferred Stock Dividends and Discount Accretion	2,307	177	—

Net Income Available to Common Shareholders	$8,112	$7,251	$7,701

Earnings Per Common Share
Basic	$0.55	$0.63	$0.73
Diluted	$0.55	$0.62	$0.71
Dividends Declared Per Common Share	$—	$0.11	$0.22

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Stockholders' Equity

For The Years Ended December 31, 2009, 2008 and 2007

(dollars in thousands, except share and per share data)

	Preferred Stock	Warrants	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance January 1, 2007	$—	$—	$95	$50,278	$22,796	$(253)	$72,916
Comprehensive Income
Net Income					7,701		7,701
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						841	841
Less: reclassification adjustment for gains net of taxes of $2 included in net income						(4)	(4)

Total Comprehensive Income						837	8,538
Cash Dividends ($0.22 per share)					(2,302)		(2,302)
Stock-based compensation				224			224
Shares issued under dividend reinvestment plan—47,000 shares			0	689			689
Exercise of options for 196,251 shares of common stock			2	1,080			1,082
Tax benefit on non-qualified options exercise				19			19

Balance December 31, 2007	—	—	97	52,290	28,195	584	81,166
Comprehensive Income
Net Income					7,428		7,428
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						1,769	1,769
Less: reclassification adjustment for gains net of taxes of $1 included in net income						(1)	(1)

Total Comprehensive Income						1,768	9,196
Cash Dividends ($0.11 per share)					(1,178)		(1,178)
Stock-based compensation				311			311
Shares issued under dividend reinvestment plan—76,246 shares			1	806			807
Exercise of options for 126,827 shares of common stock			1	441			442
Tax benefit on non-qualified options exercise				195			195
Shares issued to effect merger with Fidelity 1,638,031 shares, net of issuance costs of $96			16	13,037			13,053
Net tangible asset value of Fidelity assets acquired				181			181
Preferred shares and warrants issued, net of issuance costs	36,312	1,892					38,204
10% common stock dividend			12	9,567	(9,579)		—
Cash paid in lieu of fractional shares				(6)			(6)

Balance December 31, 2008	36,312	1,892	127	76,822	24,866	2,352	142,371
Comprehensive Income
Net Income					10,419		10,419
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						966	966
Less: reclassification adjustment for gains net of taxes of $553 included in net income						(985)	(985)

Total Comprehensive Income						(19)	10,400
Stock-based compensation				578			578
Exercise of options for 38,646 shares of common stock			1	122			123
Tax benefit on non-qualified options exercise				98			98
Shares issued in public offering—6,731,640 shares, net of issuance costs of $3,541			67	51,591			51,658
Preferred stock dividends					(1,885)		(1,885)
Preferred stock:							—
Redemption of Series A Preferred Stock (15,000 shares)	(15,000)						(15,000)
Warrants reduced by 385,434 warrants	946	(946)					—
Issuance costs	(22)						(22)
Discount accretion	376				(376)		—

Balance December 31, 2009	$22,612	$946	$195	$129,211	$33,024	$2,333	$188,321

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

(dollars in thousands)

	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$10,419	$7,428	$7,701
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Decrease in deferred income taxes	(1,310)	(1,643)	(868)
Provision for credit losses	7,669	3,979	1,643
Depreciation and amortization	2,084	1,613	1,347
Gains on sale of loans	(1,054)	(426)	(1,036)
Origination of loans held for sale	(88,547)	(29,071)	(52,455)
Proceeds from sale of loans held for sale	90,769	28,956	53,471
Gain on sale of investment securities	(1,538)	(2)	(6)
Net increase in surrender value of Bank-owned life insurance	(463)	(466)	(455)
Stock-based compensation expense	578	311	224
Excess tax benefit from stock-based compensation	(98)	(195)	(19)
(Increase) decrease in other assets	(8,361)	(19,579)	119
(Decrease) increase in other liabilities	(2,207)	2,163	1,953

Net cash provided by (used in) by operating activities	7,941	(6,932)	11,619

Cash Flows From Investing Activities:
(Increase) decrease in interest bearing deposits—other banks	(4,995)	2,001	365
Purchases of available for sale investment securities	(179,555)	(63,056)	(32,655)
Proceeds from maturities of available for sale securities	52,210	20,399	9,784
Proceeds from sale / call of available for sale securities	53,136	64,830	29,326
Purchases of federal reserve and federal home loan bank stock	(818)	(4,729)	(1,041)
Net increase in loans	(144,966)	(191,577)	(91,882)
Net cash received in acquisition	—	10,885	—
Proceeds from the sale of other real estate owned	1,547	—	—
Bank premises and equipment acquired	(1,671)	(1,422)	(1,094)

Net cash used in investing activities	(225,112)	(162,669)	(87,197)

Cash Flows From Financing Activities:
Increase in deposits	330,894	111,708	2,421
(Decrease) increase in customer repurchase agreements and fed funds purchased	(8,012)	(29,878)	38,344
(Decrease) increase in other short-term borrowings	(45,000)	28,847	14,000
(Decrease) increase in long-term borrowings	(12,850)	32,150	8,000
Issuance of preferred stock and warrants	—	38,204	—
Issuance of common stock	51,781	1,249	1,771
Excess tax benefit from stock-based compensation	98	195	19
Redemption of Series A Preferred Stock	(15,000)	—	—
Payment of dividends on preferred stock	(1,885)	—	—
Payment of dividends and payment in lieu of fractional shares	—	(1,178)	(2,302)

Net cash provided by financing activities	300,026	181,297	62,253

Net Increase (Decrease) in Cash	82,855	11,696	(13,325)
Cash and Cash Equivalents at Beginning of Year	27,348	15,652	28,977

Cash and Cash Equivalents at End of Year	$110,203	$27,348	$15,652

Supplemental Cash Flows Information:
Interest paid	$25,898	$22,380	$23,640

Income taxes paid	$7,575	$6,088	$4,052

Stock issued for acquisition of Fidelity	$—	$13,330	$—

Non-Cash Financing Activities
Reclassification of borrowings from long-term to short-term	$—	$—	$22,000
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$7,178	$909	$—

See notes to consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007:

Note 1—Summary of Significant Accounting Policies

        The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. (the "Company") and its subsidiaries, EagleBank (the "Bank"), Eagle Commercial Ventures LLC ("ECV") and Bethesda Leasing, LLC (which holds title to and manages Other Real Estate Owned ("OREO") assets) with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company's books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2009. The following is a summary of the more significant accounting policies.

        Management has evaluated subsequent events for potential recognition and/or disclosure and has determined that no material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in these financial statements.

Nature of Operations

        The Company, through EagleBank, its bank subsidiary (the "Bank"), conducts a full service community banking business, primarily in Montgomery County, Maryland, Washington, D.C. and Fairfax County in Northern Virginia. On August 31, 2008, the Company completed the acquisition of Fidelity & Trust Financial Corporation ("Fidelity") and Fidelity & Trust Bank ("F&T Bank"). Refer to Note 18 for a discussion of this transaction. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan's origination. The Bank offers its products and services through fourteen banking offices and various electronic capabilities, including remote deposit services. Eagle Commercial Ventures, LLC ("ECV"), a direct subsidiary of the Company provides subordinated financing for the acquisition, development and construction of real estate projects, where the primary financing is provided by the Bank. Prior to the formation of ECV, the Company engaged directly in occasional subordinated financing transactions, which involve higher levels of risk, together with commensurate returns. Refer to—Higher Risk Lending—Revenue Recognition below.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

        The Company's current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2009 or 2008. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis and which unamortized amount is included in other assets. This Excess Servicing Asset is being amortized on a straight line basis (with adjustment for prepayments) as an offset of servicing fees collected and is included in other noninterest income. Also, please refer to the discussion under the caption, "Intangible Assets" within Management's Discussion and Analysis of Financial Condition and Results of Operation for further information on excess servicing rights.

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

Investment Securities

        The Company has no securities classified as trading, nor are any investment securities classified as held to maturity. Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available for sale. Securities available for sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available for sale are carried at fair value, with unrealized gains or losses being reported as accumulated other comprehensive income, a separate component of stockholders' equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Premiums and discounts on investment securities are amortized/accreted to the earlier of call or maturity based on expected lives, which lives are adjusted for securities based on prepayments and call optionality. Declines in the fair value of individual available for sale securities below their cost that are other-than-temporary in nature result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in management's intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.

        An impairment loss is recognized in earnings only when (1) the Company intends to sell the debt security; (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis or (3) the Company does not expect to recover the entire amortized cost basis of the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss that must be recognized in earnings, with the remaining portion being recognized in stockholders' equity as a comprehensive income, net of deferred taxes.

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

Higher Risk Lending—Revenue Recognition

        The Company has occasionally made higher risk acquisition, development, and construction (ADC) loans that entail higher risks than ADC loans made following normal underwriting practices ("higher risk loan transactions"). These higher risk loan transactions are currently made through the Company's subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Committee ("AcSEC") guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC's guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2009 and 2008 (although normal interest income was recorded) and had one higher risk lending transaction outstanding as of December 31, 2009 and December 31, 2008, amounting to $1.6 million and $1.8 million, respectively.

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

        The components of the allowance for credit losses represent an estimation done pursuant to Accounting Standards Codification ("ASC") Topic 450, "Contingencies," or ASC Topic 310, "Receivables." Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss may be incurred. For potential problem credits for which specific allowance amounts have not been determined, the Company establishes allowances according to the application of credit risk factors. These factors are set by management and approved by the appropriate Board Committee to reflect its assessment of the relative level of risk inherent in each risk grade. A third component of the allowance computation, termed a nonspecific or environmental factors allowance, is based upon management's evaluation of various environmental conditions that are not directly measured in the determination of either the specific allowance or formula allowance. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of outside review consultants, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Executive management reviews these environmental conditions quarterly, and documents the rationale for all changes.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method for financial reporting purposes. Premises and equipment are depreciated over the useful lives of the assets, which generally range from seven years for furniture, fixtures and equipment, three to five years for computer software and hardware, and ten to forty years for buildings and building improvements. Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statements of Operations.

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

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets are subject to impairment testing at least annually, or when events or changes in circumstances indicate the assets might be impaired. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives. The Company's testing of potential goodwill impairment (which is required annually) at December 31, 2009, resulted in no impairment being recorded.

Marketing and Advertising

        Marketing and advertising costs are generally expensed as incurred.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Income Taxes

        The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, "Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company's tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain.

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

Earnings per Common Share

        Basic net income per common share is derived by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period measured. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period measured including the potential dilutive effects of common stock equivalents. Earnings per common share has been adjusted to give retroactive effect to all stock splits and stock dividends.

Stock-Based Compensation

        Effective January 2006, in accordance with ASC Topic 718"Compensation," the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value (computed at the date of option grant) of any outstanding fixed stock option grants which vest subsequent to December 31, 2005. Compensation expense on variable stock option grants (i.e. performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 13 for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2009, 2008 and 2007.

New Authoritative Accounting Guidance

        On July 1, 2009, the Accounting Standards Codification became Financial Accounting Standards Board's ("FASB") officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

        All pending but not yet effective Accounting Standards Updates ("ASU") were evaluated and only those listed below could have a material impact on the Company's financial condition or results of operations.

        FASB ASC Topic 260, "Earnings Per Share."    On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, "Earnings Per Share," which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Since the Company is not currently paying a dividend on its common stock, adoption of this standard will not have any impact on the Company's financial statements.

        FASB ASC Topic 320, "Investments—Debt and Equity Securities."    New authoritative accounting guidance under ASC Topic 320, "Investments—Debt and Equity Securities," (i) changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and (ii) replaces the existing requirement that the entity's management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company's financial statements.

        FASB ASC Topic 805, "Business Combinations."    On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, "Business Combinations," became applicable to the Company's accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, "Contingencies."

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Under ASC Topic 805, the requirements of ASC Topic 420, "Exit or Disposal Cost Obligations," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, "Contingencies."

        FASB ASC Topic 810, "Consolidation."    New authoritative accounting guidance under ASC Topic 810, "Consolidation," amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the Consolidated Financial Statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the Consolidated Income Statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company's financial statements.

        Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity's financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements.

        FASB ASC Topic 820, "Fair Value Measurements and Disclosures."    ASC Topic 820, "Fair Value Measurements and Disclosures," defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 19—Fair Value Measurements).

        Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company's financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company's financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Company's financial statements.

        FASB ASC Topic 855, "Subsequent Events."    New authoritative accounting guidance under ASC Topic 855, "Subsequent Events," establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company's financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company's financial statements.

        FASB ASC Topic 860, "Transfers and Servicing."    New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing," amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company's financial statements.

Note 2—Cash and Due from Banks

        Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2009, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held. Additionally, the Bank maintained interest bearing balances with the Federal

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 2—Cash and Due from Banks (Continued)

Home Loan Bank and noninterest bearing balances with nine domestic correspondents as compensation for services they provide to the Bank.

Note 3—Investment Securities Available for Sale

        The amortized cost and estimated fair values of investments available for sale at December 31, 2009 and 2008 are as follows:

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$75,980	$412	$285	$76,107
Mortgage backed securities—GSEs	122,076	3,501	181	125,396
Municipal bonds	32,845	717	237	33,325
Other equity investments	436	—	37	399

	$231,337	$4,630	$740	$235,227

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$71,837	$2,197	$5	$74,029
Mortgage backed securities—GSEs	77,242	2,559	31	79,770
Municipal bonds	5,061	—	353	4,708
Other equity investments	1,396	—	423	973

	$155,536	$4,756	$812	$159,480

        Ninety nine percent (99%) of the debt instruments reflected in the above table are rated AAA or AA. The remaining one percent (1%) of the debt instruments consists of municipal bonds which have a rating of A; all ratings of which represent high investment grade issues. The debt instruments have a net unrealized gain representing 1.7% of amortized cost. The debt instruments have a weighted average duration of 3.4 years, and low credit risk. The gross unrealized loss on other equity investments represents common stock of the three local banking companies owned by the Company (parent only), and traded on a broker "bulletin board" exchange. The estimated fair value is determined by broker quoted prices. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The unrealized gross losses that exist on the debt and equity securities are the result of market changes in interest rates since the original purchase and widening interest rate spreads on debt and common stock issues during 2009. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity. In addition, at December 31, 2009, the Company held $10.4 million in equity securities in a combination of Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stocks which are held for regulatory purposes and are not marketable.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 3—Investment Securities Available for Sale (Continued)

        Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008 are as follows:

	Less than 12 Months		12 Months or Greater		Total
December 31, 2009	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government agency securities	$37,357	$285	$—	$—	$37,357	$285
Mortgage backed securities—GSEs	11,681	181	—	—	11,681	181
Municipal bonds	13,850	237	—	—	13,850	237
Other equity investments	140	37	—	—	140	37

	$63,028	$740	$—	$—	$63,028	$740

	Less than 12 Months		12 Months or Greater		Total
December 31, 2008	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government agency securities	$4,480	$5	$—	$—	$4,480	$5
Mortgage backed securities—GSEs	7,715	31	—	—	7,715	31
Municipal bonds	4,707	353	—	—	4,707	353
Other equity investments	576	423	—	—	576	423

	$17,478	$812	$—	$—	$17,478	$812

        The amortized cost and estimated fair values of investments available for sale at December 31, 2009 and 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2009		2008
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. Government agency securities maturing:
One year or less	$8,095	$8,186	$2,014	$2,011
After one year through five years	67,885	67,921	34,805	35,632
After five years through ten years	—	—	35,018	36,386
Mortgage backed securities	122,076	125,396	77,242	79,770
Municipal bonds maturing:
Five years through ten years	3,023	3,072	—	—
After ten years	29,822	30,253	5,061	4,708
Other equity investments	436	399	1,396	973

	$231,337	$235,227	$155,536	$159,480

        In 2009, realized gains on sales of investment securities were $1.6 million and realized losses on sales of investment securities were $14 thousand. In 2008, realized gains on sales of investment securities were

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 3—Investment Securities Available for Sale (Continued)

$54 thousand and realized losses on sales of investment securities were $52 thousand. In 2007, realized gains on sales of investment securities were $49 thousand and realized losses on sales of investment securities were $43 thousand.

        Proceeds from sales and calls of investment securities in 2009 were $53.1 million, in 2008 were $64.8 million, and in 2007 were $29.3 million.

        At December 31, 2009, $179.6 million (fair value) of securities were pledged as collateral for certain government deposits, and securities sold under agreement to repurchase. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government agency securities, exceeded ten percent of stockholders' equity at December 31, 2009 or 2008.

Note 4—Loans and Allowance for Credit Losses

        The Bank makes loans to customers primarily in the Washington, D.C. metropolitan statistical area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.

        Loans, net of unamortized net deferred fees, at December 31, 2009 and 2008 are summarized by type as follows:

(dollars in thousands)	2009	2008
Commercial	$346,692	$334,999
Owner occupied—commercial	196,433	184,059
Investment—commercial real estate	499,501	365,010
Real estate mortgage—residential	9,236	9,757
Construction—commercial & residential(1)	252,695	283,020
Home equity	87,283	80,295
Other consumer	7,471	8,500

Total loans	1,399,311	1,265,640
Less: Allowance for Credit Losses	(20,619)	(18,403)

Loans net	$1,378,692	$1,247,237

(1)
Includes loans for land acquisition and owner occupied properties.

        Unamortized net deferred fees amounted to $2.6 million and $1.8 million at December 31, 2009 and 2008, respectively, of which $520 thousand and $550 thousand, respectively at December 31, 2009 and 2008 represented net deferred costs on home equity loans.

        As of December 31, 2009 and 2008, the Bank serviced $25.8 million and $23.1 million, respectively, of SBA loans participations which are not reflected as loan balances on the Consolidated Balance Sheets.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

        Activity in the allowance for credit losses for the past three years is shown below.

(dollars in thousands)	2009	2008	2007
Balance at beginning of year	$18,403	$8,037	$7,373
Provision for credit losses	7,669	3,979	1,643
Acquired allowance—Fidelity	—	7,510	—
Loan charge-offs	(5,780)	(1,217)	(1,031)
Loan recoveries	327	94	52

Balance at end of year	$20,619	$18,403	$8,037

        Information regarding impaired loans at December 31, 2009 and 2008 is as follows:

(dollars in thousands)	2009	2008
Interest income that would have been recognized	$1,367	$1,602
Interest income recognized	546	406

Interest income not recognized	$821	$1,196

(dollars in thousands)	2009	2008
Impaired loans with a valuation allowance	$5,434	$2,810
Impaired loans without a valuation allowance	16,591	22,647

Total impaired loans	$22,025	$25,457

Allowance for credit losses related to impaired loans	$2,190	$1,165
Allowance for credit losses related to other than impaired loans	18,429	17,238

Total allowance for credit losses	$20,619	$18,403

Average impaired loans for the year	$31,183	$17,353
Interest income on impaired loans recognized on a cash basis	$546	$406

        At December 31, 2009, the nonperforming loans acquired from Fidelity have a carrying value of $5.6 million and an unpaid principal balance of $15.3 million and were evaluated separately in accordance with ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans recorded at the date of acquisition.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 5—Premises and Equipment

        Premises and equipment include the following at December 31:

	2009	2008
Leasehold improvements	$9,498	$8,468
Furniture and equipment	9,361	8,810
Less accumulated depreciation and amortization	(9,606)	(7,612)

Total premises and equipment, net	$9,253	$9,666

        The Company leases banking and office space in twenty two locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 10 years and provide for one or more five year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $4.7 million for 2009, $3.4 million in 2008, and $2.7 million in 2007. The Company subleased three leased premises during 2009 and two leased premises during 2008. The Company has recorded $366 thousand and $293 thousand respectively, as a reduction of rent expense during 2009 and 2008. At December 31, 2009, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

(dollars in thousands)
Years ending December 31:
2010	$3,942
2011	3,485
2012	3,189
2013	2,987
2014	2,817
Thereafter	5,655

Total minimum lease payments	$22,075

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 6—Intangible Assets

        Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization.

(dollars in thousands)	Gross Intangible Assets	Adjustments	Additions	Accumulated Amortization	Net Intangible Assets
2009
Goodwill(1)	$105	$2,058	$—	$—	$2,163
Core deposit(2)	2,243	—	—	(186)	2,057
Excess servicing(3)	185	—	62	(88)	159

	$2,533	$2,058	$62	$(274)	$4,379

2008
Goodwill(1)	$105	$—	$—	$—	$105
Core deposit(2)	2,305	—	—	(62)	2,243
Excess servicing(3)	236	—	54	(105)	185

	$2,646	$—	$54	$(167)	$2,533

        Future estimated annual amortization expense is presented below:

(dollars in thousands)
2010	$273
2011	251
2012	217
2013	358
2014	309
Thereafter	804

(1)
The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity of approximately $360 thousand. Based on allowable adjustments through August 31, 2009, the unidentified intangible (goodwill) amounted to approximately $2.2 million.

(2)
In connection with the Fidelity acquisition, the Company made an allocation of the purchase price to a core deposit intangible which was determined by independent evaluation and is included in intangible assets, net on the Consolidated Balance Sheets. The initial amount was $2.3 million, which is being amortized over 5.2 years as a component of other noninterest expenses.

(3)
The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization are made to arrive at the initial recorded value, which is included in other assets.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 7—Deposits

        The following table provides information regarding the Bank's deposit composition at December 31 for the years indicated and shows the average rate being paid on the interest bearing deposits in December of each year.

	2009		2008		2007
(dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$307,959	—	$223,580	—	$142,477	—
Interest bearing transaction	59,720	0.31%	54,801	0.25%	54,090	0.73%
Savings and money market	582,854	1.39%	271,791	1.79%	177,081	2.96%
Time, $100,000 or more	296,199	2.12%	249,516	3.21%	173,586	4.63%
Other time	213,542	2.33%	329,692	3.27%	83,702	5.66%

Total	$1,460,274		$1,129,380		$630,936

        The remaining maturity of time deposits at December 31, 2009 and 2008 are as follows:

(dollars in thousands)	2009	2008
Three months or less	$132,861	$172,826
More than three months through six months	120,460	127,618
More than six months through twelve months	105,641	229,926
Over twelve months	150,779	48,838

Total	$509,741	$579,208

        Interest expense on deposits for the years ended December 31, 2009, 2008 and 2007 is as follows:

(dollars in thousands)	2009	2008	2007
Interest bearing transaction	$161	$306	$305
Savings and money market	6,144	4,212	6,044
Time, $100,000 or more	6,502	7,672	7,973
Other time	8,149	7,353	5,489

Total	$20,956	$19,543	$19,811

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 8—Borrowings

        Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2009		2008		2007
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased repurchase	$90,790	0.85%	$98,802	1.73%	$76,408	4.45%
Federal Home Loan Bank—current portion	10,000	0.14%	55,000	0.70%	22,000	4.44%

Total	$100,790		$153,802		$98,408

Average for the Year:
Customer repurchase agreements and federal funds purchased repurchase	$93,363	1.03%	$68,696	2.05%	$44,992	4.19%
Federal Home Loan Bank—current portion	30,562	1.97%	15,577	2.56%	11,093	5.51%
Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased repurchase	$120,918	1.16%	$104,243	1.92%	$76,408	4.45%
Federal Home Loan Bank—current portion	50,000	0.38%	55,000	0.70%	30,000	5.44%
Long-term:
At Year-End:
Federal Home Loan Bank	$40,000	3.03%	$50,000	3.56%	$30,000	4.40%
Subordinated Debentures	9,300	10.00%	12,150	10.00%	—	0%
United Bank Line of Credit	—	0%	—	0%	—	0%
Average for the Year:
Federal Home Loan Bank	$34,000	3.35%	$46,202	3.84%	$29,033	4.89%
Subordinated Debentures	11,322	10.00%	4,187	10.00%	—	0%
United Bank Line of Credit	—	0%	3,361	4.39%	—	0%
Maximum Month-end Balance:
Federal Home Loan Bank	$50,000	3.56%	$50,000	3.56%	$45,000	4.57%
Subordinated Debentures	12,150	10.00%	12,150	10.00%	—	0%
United Bank Line of Credit	—	0%	18,000	3.75%	—	0%

        The Company offers its business customers a repurchase agreement sweep account in which it collateralizes these funds with U. S. Government agency and mortgaged backed securities segregated in its investment portfolio safekeeping for this purpose. By entering into the agreement, the customer agrees to have the Bank repurchase the designated securities on the business day following the initial transaction in consideration of the payment of interest at the rate prevailing on the day of the transaction.

        The Bank has commitments from correspondent banks under which it can purchase up to $70 million in federal funds on an unsecured basis, against which there were no amounts outstanding at December 31, 2009 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 8—Borrowings (Continued)

$82.0 million, against which there was $448 thousand outstanding at December 31, 2009. At December 31, 2009, the Bank was also eligible to make advances from the FHLB up to $112.4 million based on collateral at the FHLB, of which it had $50 million of advances outstanding at December 31, 2009. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

        On August 11, 2008, the Company entered into a Loan Agreement and related Stock Security Agreement and Promissory Note (the "credit facility") with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $20 million for working capital purposes, to finance capital contributions to the Bank and ECV. The terms of this facility were modified in July 2009. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.75%. Interest is payable on a monthly basis. The term of the credit facility expires on June 25, 2010. At any time, provided no event of default exists, the Company may term out repayment of the outstanding principal balance of the credit facility over a five year term. The credit facility contains certain customary representations, warranties, covenants and events of default, including the following financial covenants: (1) maintaining an allowance for loan losses of not less than 35% of nonperforming assets (as calculated in the Loan Agreement); (2) maintaining the Bank's Tier 1 Capital Leverage Ratio, Total Risk Based Capital Ratio and Tier 1 Risk Based Capital Ratio as "well capitalized;" (3) maintaining the Company's Tier 1 Capital Leverage Ratio, Total Risk Based Capital Ratio and Tier 1 Risk Based Capital Ratio as "adequately capitalized" as defined for purposes of Section 38 of the FDI Act; (4) maintaining the Company's and Bank's consolidated nonperforming assets at less than 35% of primary equity capital, as defined; (5) maintaining consolidated net income (exclusive of extraordinary and nonrecurring items) to average total assets for the Company and Bank at not less than 0.50%; and (6) maintaining a ratio of investment in bank subsidiary to consolidated equity less goodwill of not more than 125% as of any fiscal quarter end. Upon the occurrence of any event of default (as defined in the Loan Agreement) which is continuing, Lender shall have the right to declare the amount owed under the credit facility to be immediately due and payable. The Company paid $30 thousand term-out fee in connection with the modification of this facility. At December 31, 2009, there were no borrowings outstanding under this United Bank credit facility and the Company was in compliance with all covenants.

        On August 28, 2008, the Company accepted subscriptions for and sold an aggregate of $12.15 million of subordinated notes (the "Notes"), on a private placement basis. This offering, which was funded by several Directors of the Company, was utilized to provide additional Tier 2 regulatory capital in the wake of the acquisition of Fidelity, absent availability of other capital sources during 2008. The capital treatment of the Notes will be phased out during the last 5 years of the Notes' term, at a rate of 20% of the original principal amount per year commencing in October 2009. The Notes bear interest, payable on the first day of each month, commencing in October 2008, at a fixed rate of 10% per year. The Notes have a term of approximately six years, and have a maturity of September 30, 2014. On September 17, 2009, the Company redeemed an aggregate of $2.85 million of the Notes from certain directors of the Company. At December 31, 2009, $9.3 million of the Notes remaining outstanding and are included in long-term borrowings on the Consolidated Balance Sheets.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 9—Preferred Stock and Warrants

        On December 5, 2008, the Company entered into and consummated a Letter Agreement (the "Purchase Agreement") with the United States Department of the Treasury (the "Treasury"), pursuant to which the Company issued 38,235 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the "Series A Preferred Stock'), having a liquidation amount per share equal to $1,000, for a total purchase price of $38,235,000. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. As a result of legislative changes during 2009, and subject to consultation with the Company's and Bank's federal regulators, the Company may, at its option, redeem the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends. The Series A Preferred Stock is non-voting, except in limited circumstances. Prior to the third anniversary of issuance, unless the Company has redeemed all of the Series A Preferred Stock or the Treasury has transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury will be required for the Company to increase its common stock dividend or repurchase its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

        The Company redeemed 15,000 shares of Series A Preferred Stock on December 23, 2009. The aggregate redemption price for the shares was $15,079,166.67, including accrued but unpaid dividends on the shares. Following the repurchase, 23,235 shares of Series A Preferred Stock ($23,235,000 aggregate liquidation amount) remain outstanding, held by the Treasury. For additional information see "Capital Resources and Adequacy" at page 40 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

        In connection with the purchase of the Series A Preferred Stock, the Treasury was issued a warrant (the "Warrant") to purchase 770,867 shares of the Company's common stock at an initial exercise price of $7.44 per share. The Warrant provides for the adjustment of the exercise price and the number of shares of the common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock (or securities exercisable or exchangeable for, or convertible into, common stock) at or below 90% of the market price of the common stock on the trading day prior to the date of the agreement on pricing such securities. The Warrants expires ten years from the date of issuance. As a result of the completion of a "qualified equity offering" by the Company, the number of share of common stock issuable pursuant to the Warrant has been reduced by one-half to 385,434. Accordingly, the discount on the preferred stock and the warrants was reduced by $946 thousand in November 2009. The Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 10—Income Taxes

        Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2009	2008	2007
Current federal income tax	$6,027	$5,052	$4,456
Current state income tax	1,248	714	681

Total current	7,275	5,766	5,137

Deferred federal income tax benefit	(1,087)	(1,418)	(742)
Deferred state income tax benefit	(223)	(225)	(126)

Total deferred	(1,310)	(1,643)	(868)

Total income tax expense	$5,965	$4,123	$4,269

        Temporary timing differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Gross deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, is presented below for the years ended December 31:

	2009	2008	2007
Deferred tax assets:
Allowance for credit losses	$8,336	$7,440	$3,251
Deferred loan fees and costs	1,040	746	664
Stock based compensation	90	49	53
Net operating loss	4,526	4,778	—
Deferred rent	357	278	106
Premises and equipment	446	—	—
Other	200	310	39

Total deferred tax assets	14,995	13,601	4,113

Deferred tax liabilities:
Unrealized gain on securities available for sale	(1,555)	(1,594)	(382)
Excess servicing	(64)	(74)	(95)
Intangible assets	(921)	(755)	—
Premises and equipment	—	(72)	(39)

Total deferred tax liabilities	(2,540)	(2,495)	(516)

Net deferred income tax account	$12,455	$11,106	$3,597

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 10—Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 follows:

	2009	2008	2007
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) due to:
State income taxes, net of federal income tax benefit	4.07	2.75	3.02
Tax exempt interest and dividend income	(3.23)	(3.48)	(2.70)
Share-based compensation expense	0.98	0.95	0.52
Other	(0.41)	0.47	(0.17)

Effective tax rates	36.41%	35.69%	35.67%

        The net operating loss carry forward acquired in conjunction with the Fidelity acquisition is subject to annual limits under IRC section 382 of $718 thousand and expires in 2027.

        As a result of the issuance of the Series A Preferred Stock to the Treasury, the Company is required to comply with certain restrictions on executive compensation included in the Emergency Economic Stabilization Act of 2008, as amended (the "EESA"). Certain of these provisions could limit the tax deductibility of compensation the Company pays to its executive officers, although no such effect has impacted the Company.

Note 11—Net Income per Common Share

        The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2009	2008	2007
Basic:
Net income allocable to common stockholders	$8,112	$7,251	$7,701
Average common shares outstanding	14,643	11,557	10,531

Basic net income per common share	$0.55	$0.63	$0.73

Diluted:
Net income allocable to common stockholders	$8,112	$7,251	$7,701
Average common shares outstanding	14,643	11,557	10,531
Adjustment for common share equivalents	141	135	319

Average common shares outstanding—diluted	14,784	11,692	10,850

Diluted net income per common share	$0.55	$0.62	$0.71

        Per share amounts and the number of outstanding shares have been adjusted to give effect to the 10% common dividend paid on October 1, 2008.

        There were 951,399, 1,628,274 and 184,482 common shares equivalents at December 31, 2009, 2008 and 2007, respectively that were excluded from the diluted net income per common share computation because their effects were anti-dilutive.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 12—Related Party Transactions

        Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2009 and 2008.

(dollars in thousands)	2009	2008
Balance at January 1	$24,647	$18,203
Additions	6,190	15,991
Repayments	(5,505)	(9,547)

Balance at December 31	$25,332	$24,647

        A significant portion of the additions in 2008 in the table above were due to the acquisition of Fidelity which resulted in the addition of two directors to the Board of Directors of the Company and four directors to the Board of Directors of the Bank.

        On August 28, 2008, the Company sold an aggregate of $12.15 million of subordinated notes (the "Notes"), on a private placement basis, to seven parties, six of whom are currently directors of the Company or the Bank. Refer to Note 8 to the Consolidated Financial Statements for further description of the terms of the Notes. In September 2009, $2.85 million of the Notes were redeemed, leaving an outstanding balance of Notes of $9.3 million at December 31, 2009. These Notes are included in long-term borrowings on the Consolidated Balance Sheets.

        The Bank leases certain office space, at a current monthly base rental of $46,716, excluding certain pass through expenses, from limited liability companies in which a trust for the benefit of an executive officer's children has an 85% interest in one instance and a 51% interest in another.

        The Bank has obtained certain deposits through title company clients in which a director of the Bank has a direct interest and for which a broker fee of 0.50% of average deposits is paid monthly in arrears. During 2009, approximately $102 thousand in broker fees was paid.

Note 13—Stock-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2006 Stock Plan ("2006 Plan"), and in connection with the Fidelity acquisition assumed the Fidelity 2004 Long Term Incentive Plan and 2005 Long Term Incentive Plan (the "Fidelity Plans"). No additional options may be granted under the 1998 Plan or the Fidelity Plans.

        The 2006 Plan provides for the issuance of awards of incentive options, nonqualifying options, restricted stock and stock appreciation rights to selected key employees and members of the Board. As amended, 1,215,000 shares of common stock are subject to issuance pursuant to awards under the 2006 Plan. Option awards are made with an exercise price equal to the average of the high and low price of the Company's shares at the date of grant.

        For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company's shares at the date of grant. For awards that are performance based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 13—Stock-Based Compensation (Continued)

        In January 2009, the Company awarded options to purchase 315,437 shares of common stock and 30,763 shares of restricted stock to employees, senior officers and to a Director. Of the total options awarded, 263,700 have a ten year term and vest in five substantially equal annual installments beginning on the first anniversary of the date of grant. The remaining options have a ten year term and vest in four annual installments beginning on the seventh anniversary of the date of grant. The restricted stock is service based, which vest in five substantially equal annual installments beginning on the first anniversary of the date of grant.

        In April 2009, the Company awarded options to purchase 1,500 shares to an employee under the 2006 Plan which have a ten-year term and vest in five substantially equal annual installments beginning on the first anniversary of the date of grant.

        In June 2009, the Company awarded 18,822 shares of restricted stock to eighteen nonemployee Directors of the Company and Bank. The restricted stock vests in three substantially equal annual installments beginning on the first anniversary of the date of grant.

        In August 2009, the Company awarded options to purchase 5,000 shares to an employee under the 2006 Plan which have a five year term and vest in four substantially equal annual installments beginning on the first anniversary of the date of grant.

        In September 2009, the Company awarded options to purchase 3,000 shares to an employee under the 2006 Plan which have a five year term and vest in three substantially equal annual installments beginning on the date of grant.

        In December 2009, the Company awarded options to purchase 1,500 shares to an employee under the 2006 Plan which have a five year term and vest in four substantially equal annual installments beginning on the first anniversary of the date of grant.

        Below is a summary of stock option activity (split adjusted) for the twelve months ended December 31, 2009, 2008 and 2007. The information excludes restricted stock units and awards.

	2009		2008		2007
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding at Beginning of Year	1,028,580	$2.57	828,089	$2.98	989,610	$2.79
Issued	326,437	2.06	429,715	1.30	104,433	2.89
Exercised	(38,645)	1.38	(139,494)	1.40	(215,859)	2.07
Forfeited	(39,673)	2.13	(15,047)	2.53	(16,881)	3.19
Expired	(50,932)	1.09	(74,683)	1.93	(33,214)	2.76

Outstanding at End of Year	1,225,767	2.55	1,028,580	2.57	828,089	2.98

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 13—Stock-Based Compensation (Continued)

        The following summarizes information about stock options outstanding at December 31, 2009. The information excludes restricted stock units and awards.

Outstanding:

Range of Exercise Prices	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
$2.98–$8.10	484,188	$6.05	6.15
$8.11–$11.07	255,690	10.21	4.45
$11.08–$15.43	243,359	12.99	3.60
$15.44–$26.86	242,530	22.03	4.73

	1,225,767	11.46	5.00

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Weighted-Average Exercise Price
$2.98–$8.10	188,550	$5.52
$8.11–$11.07	246,188	10.24
$11.08–$15.43	130,790	12.89
$15.44–$26.86	222,218	22.49

	787,746	13.00

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the twelve months ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
Expected Volatility	25.9%–58.0%	23.7%–78.5%	18.5%–24.4%
Weighted-Average Volatility	26.74%	35.47%	20.12%
Expected Dividends	0.0%	0.8%	1.4%
Expected Term (In years)	3.5–8.5	0.1–9.0	3.1–4.0
Risk-Free Rate	0.84%	2.54%	4.73%
Weighted-Average Fair Value (Grant date)	$2.06	$1.30	$4.40

        The expected lives are based on the "simplified" method allowed by ASC Topic 718 "Compensation," whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

        The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $2.3 million, at December 31, 2009. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $243 thousand, $880 thousand and $1.6 million, respectively.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 13—Stock-Based Compensation (Continued)

The total fair value of stock options vested was $233 thousand, $291 thousand and $59 thousand for 2009, 2008 and 2007, respectively.

        Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Year Ended December 31,
(dollars in thousands)	2009	2008	2007
Proceeds from stock options exercised	$123	$442	$1,082
Tax benefits related to stock options exercised	98	195	19
Intrinsic value of stock options exercised	282	362	1,542

        Included in salaries and employee benefits the Company recognized $578 thousand, $311 thousand and $224 thousand in stock-based compensation expense for 2009, 2008 and 2007, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock based compensation expense related to all stock-based awards totaled $986 thousand at December 31, 2009. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.33 years.

        The Company has outstanding restricted stock awards and units granted from the 2006 Plan at December 31, 2009. Unrecognized stock based compensation expense related to restricted stock awards and units totaled $275 thousand at December 31, 2009. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.57 years. The following table summarizes the unvested restricted stock awards and units outstanding at December 31, 2009:

	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2009	7,642	$15.21	—	$—
Issued	—	—	49,585	6.88
Forfeited	—	—	—	—
Vested	—	—	—	—

Unvested at December 31, 2009	7,642	$15.21	49,585	$6.88

Note 14—Employee Benefit Plans

        The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula. For years 2009, 2008 and 2007, respectively, the Company recognized $203 thousand, $341 thousand, and $277 thousand in expense. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations. Based on a weak economic situation in 2009, the Company's 401(k) match was reduced. It has since been restored to pre-2009 levels.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

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

        Loan commitments outstanding and lines and letters of credit at December 31, 2009 and 2008 are as follows:

(dollars in thousands)	2009	2008
Loan commitments	$47,800	$54,531
Unused lines of credit	241,652	182,455
Letters of credit	18,238	16,794

        Because most of the Company's business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, and, as such, its performance will be influenced by the economy of the region.

        The Bank maintains a reserve for unfunded commitments which amounted to $13 thousand at December 31, 2009 and $40 thousand at December 31, 2008. These amounts are included in other liabilities. Increases and decreases to the reserve are a component of other expenses.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 17—Regulatory Matters (Continued)

defined). Management believes, as of December 31, 2009 and 2008, that the Company and Bank met all capital adequacy requirements to which they are subject.

        The actual capital amounts and ratios for the Company and Bank as of December 31, 2009 and 2008 are presented in the table below:

	Company		Bank			To Be Well Capitalized Under Prompt Corrective Action Provision Ratio*
					For Capital Adequacy Purposes Ratio
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of December 31, 2009
Total capital (to risk weighted assets)	$203,551	13.57%	$165,809	11.20%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	177,334	11.82%	147,276	9.95%	4.0%	6.0%
Tier 1 capital (to average assets)	177,334	10.29%	147,276	8.76%	3.0%	5.0%
As of December 31, 2008
Total capital (to risk weighted assets)	$162,285	11.93%	$141,735	10.46%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	133,109	9.78%	124,778	9.21%	4.0%	6.0%
Tier 1 capital (to average assets)	133,109	9.22%	124,778	8.69%	3.0%	5.0%

*
Applies to Bank only

        Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company. At December 31, 2009, subject to prior approval by the Maryland Commissioner of Financial Regulation, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios. However, until December 5, 2011 or the earlier redemption for the Series A Preferred Stock, the Company is prohibited from increasing the dividend on the common stock without Treasury consent. Additionally, the ability of the Company to pay dividends or purchase shares of its common stock will be restricted at any time when dividends on the Series A Preferred Stock are in arrears.

Note 18—Acquisition

        Effective August 31, 2008, the Company consummated the acquisition of Fidelity, pursuant to which its subsidiary, F&T Bank was merged into the Bank, with the Bank being the surviving entity.

        The transaction was accounted for as an acquisition by the Company of Fidelity using the purchase method of accounting, ASC Topic 805, "Business Combinations," and accordingly, the assets and liabilities of Fidelity were recorded at their respective fair values on the date of acquisition. The acquisition added approximately $360 million in loans, $100 million in investments, $385 million in deposits, $47 million in customer repurchase agreements and $13 million in equity capital to the Company. An outstanding loan from the Bank to Fidelity of $12.9 million was paid-off and eliminated in the acquisition transaction.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 18—Acquisition (Continued)

Identified intangibles related to core deposits were recorded for $2.3 million, which is being amortized over approximately a six year average life. The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity of approximately $360 thousand. Based on allowable adjustments, the unidentified intangible (goodwill) amounted to approximately $2.2 million at December 31, 2009.

        In accordance with the provision of ASC Topic 805, "Business Combinations," the income and expenses of Fidelity were included in the consolidated results of operations for periods subsequent to the acquisition only, which for the year ended December 31, 2008 was for the four months ending December 31, 2008.

        As a result of the acquisition, the Company had aggregate assets of approximately $1.5 billion, and loans and deposits each in excess of $1.1 billion. Subsequent to the acquisition, the bank had fifteen branches in the Washington, D.C. metropolitan area, including nine in Montgomery County, Maryland, five in the District of Columbia and one in Fairfax County, Virginia. The Company has closed two branches as a part of the planned integration, both in Montgomery County, Maryland.

        The acquisition was structured as a stock-for-stock exchange, under which Fidelity's shareholders received 0.3894 shares of Company common stock for each share of Fidelity common stock owned. Based upon the final average closing stock price for the Company of $8.0284 per share and the final conversion ratio of 0.3894 shares, the aggregate value of the transaction was approximately $13.1 million, or $3.13 per share of Fidelity common stock. The Company issued 1,638,031 new shares to the Fidelity shareholders, which amounted to approximately 14% of pro forma shares outstanding. Options to purchase 503,570 shares of Fidelity common stock were converted into options to purchase 215,585 shares of Company common stock (adjusted for the 10% stock dividend paid October 1, 2008). No value was attributed to these option shares based on the remaining option terms as evaluated under the Black Scholes model. Refer to "Business" at page 90 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for further information on this transaction.

Note 19—Fair Value Measurements

        The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820, "Fair Value Measurements and Disclosures," establishes a fair value hierarchy for valuation

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 19—Fair Value Measurements (Continued)

inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Loans

        The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, "Receivables," the fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2009, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 19—Fair Value Measurements (Continued)

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

        The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Investment securities available for sale	$235,227	$141	$234,828	$258	$—	$—

        The following table shows a reconciliation of the beginning and ending balances for Level 3 assets:

(dollars in thousands)	Available for sale Securities
Balance, January 1, 2009	$218
Total realized and unrealized gains and losses:
Included in net income	—
Included in other comprehensive income	—
Purchases, issuances and settlements	40
Transfers in and/or out of Level 3	—

Balance, December 31, 2009	$258

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

(dollars in thousands)	Carrying Value (Fair Value)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Loans	$22,025	$—	$20,905	$1,120	$—	$—
Other real estate owned	$5,106	$—	$—	$5,106	$—	$—

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 19—Fair Value Measurements (Continued)

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 19—Fair Value Measurements (Continued)

        The estimated fair values of the Company's financial instruments at December 31, 2009 and 2008 are as follows:

	2009		2008
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$21,955	$21,955	$27,157	$27,157
Interest bearing deposits with other banks	7,484	7,484	2,489	2,489
Federal funds sold	88,248	88,248	191	191
Investment securities	235,227	235,227	159,480	159,480
Federal Reserve and Federal Home Loan Bank stock	10,417	10,417	9,599	9,599
Loans held for sale	1,550	1,550	2,718	2,718
Loans	1,399,311	1,398,043	1,265,640	1,261,301
Other earning assets	12,912	12,912	12,450	12,450
Liabilities:
Noninterest bearing deposits	307,959	307,959	223,580	223,580
Interest bearing deposits	1,152,315	1,155,583	905,800	911,257
Borrowings	150,090	154,480	215,952	218,758

Note 20—Quarterly Results of Operations (unaudited)

        The following table reports quarterly results of operations (unaudited) for 2009, 2008 and 2007:

	2009
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$22,413	$21,426	$20,432	$20,067
Total interest expense	5,685	6,408	6,112	6,604
Net interest income	16,728	15,018	14,320	13,463
Provision for credit losses	2,528	1,857	1,718	1,566
Net interest income after provision for credit losses	14,200	13,161	12,602	11,897
Noninterest income	1,276	1,486	3,103	1,432
Noninterest expense	10,627	10,280	11,573	10,293
Net income before income tax expenses	4,849	4,367	4,132	3,036
Income tax expense	1,898	1,625	1,481	961

Net income	$2,951	$2,742	$2,651	$2,075

Income per common share
Basic, per common share	$0.12	$0.16	$0.16	$0.12
Diluted, per common share	0.12	0.15	0.16	0.12
Dividend declared per common share	—	—	—	—

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 20—Quarterly Results of Operations (unaudited) (Continued)

	2008
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$20,904	$16,744	$13,995	$14,014
Total interest expense	7,680	5,829	4,753	5,414
Net interest income	13,224	10,915	9,242	8,600
Provision for credit losses	1,450	995	814	720
Net interest income after provision for credit losses	11,774	9,920	8,428	7,880
Noninterest income	1,261	1,195	970	940
Noninterest expense	10,507	7,570	6,532	6,208
Net income before income tax expenses	2,528	3,545	2,866	2,612
Income tax expense	867	1,284	1,011	961

Net income	$1,661	$2,261	$1,855	$1,651

Income per common share
Basic, per common share(1)	$0.12	$0.20	$0.17	$0.15
Diluted, per common share(1)	0.12	0.19	0.17	0.15
Dividend declared per common share	—	—	0.0545	0.0545

	2007
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$14,879	$14,355	$14,107	$13,736
Total interest expense	6,036	6,017	5,909	5,767
Net interest income	8,843	8,338	8,198	7,969
Provision for credit losses	883	421	36	303
Net interest income after provision for credit losses	7,960	7,917	8,162	7,666
Noninterest income	1,960	1,032	1,196	998
Noninterest expense	6,468	6,173	6,231	6,049
Net income before income tax expenses	3,452	2,776	3,127	2,615
Income tax expense	1,166	1,021	1,149	933

Net income	$2,286	$1,755	$1,978	$1,682

Income per common share
Basic, per common share(1)	$0.22	$0.16	$0.19	$0.16
Diluted, per common share(1)	0.21	0.16	0.18	0.15
Dividend declared per common share	0.0545	0.0545	0.0545	0.0545

(1)
Earnings per common share are calculated on a quarterly basis and may not be additive to the year to date amount. Income per share has been adjusted for a 10% common stock dividend paid October 1, 2008.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 21—Parent Company Financial Information

        Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheet
For the Years Ended December 31, 2009, and 2008
(dollars in thousands)

	December 31, 2009	December 31, 2008
Assets:
Cash	$1,591	$15,376
Cash equivalents	6,414	1,352
Investment securities available for sale	22,188	855
Investment in subsidiaries	166,024	136,173
Other assets	1,513	913

Total Assets	$197,730	$154,669

Liabilities:
Other liabilities	$109	$148
Long-term borrowings	9,300	12,150

Total liabilities	9,409	12,298

Stockholders' Equity:
Preferred stock	22,612	36,312
Common stock	195	127
Warrants	946	1,892
Additional paid in capital	129,211	76,822
Retained earnings	33,024	24,866
Accumulated other comprehensive	2,333	2,352

Total stockholders' equity	188,321	142,371

Total Liabilities and Stockholders' Equity	$197,730	$154,669

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 21—Parent Company Financial Information (Continued)

Condensed Statements of Income
For the Years Ended December 31, 2009, 2008 and 2007
(dollars in thousands)

	2009	2008	2007
Income:
Other interest and dividends	$162	$146	$301
Income from subordinated financing	—	—	1,252

Total Income	162	146	1,553

Expenses:
Interest expense	1,158	573	—
Legal and professional	156	85	118
Directors' fees	208	101	91
Other	541	493	405

Total Expenses	2,063	1,252	614

Provision for Credit Losses	—	—	—

(Loss) Income Before Income Tax (Benefit) Expense and Equity in Undistributed Income of Subsidiaries	(1,901)	(1,106)	939
Income Tax (Benefit) Expense	(761)	(456)	341

(Loss) Income Before Equity in Undistributed Income of Subsidiaries	(1,140)	(650)	598
Equity in Undistributed Income of Subsidiaries	11,559	8,078	7,103

Net Income	10,419	7,428	7,701
Preferred Stock Dividends and Discount Accretion	2,307	177	—

Net Income Available to Common Shareholders	$8,112	$7,251	$7,701

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 21—Parent Company Financial Information (Continued)

Condensed Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007
(dollars in thousands)

	2009	2008	2007
Cash Flows From Operating Activities:
Net Income	$10,419	$7,428	$7,701
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(11,559)	(8,078)	(7,103)
Excess tax benefit on stock-based compensation	(98)	(195)	(19)
(Increase) decrease in other assets	(600)	(700)	346
(Decrease) increase in other liabilities	(39)	(558)	703

Net cash (used in) provided by operating activities	(1,877)	(2,103)	1,628

Cash Flows From Investing Activities:
Purchase of available for sale investment securities	(27,755)	—	—
Proceeds from sale/call of available for sale securities	7,000	—	—
Investment in subsidiary (net)	(18,235)	(35,696)	(1,756)

Net cash (used in) provided by investing activities	(38,990)	(35,696)	(1,756)

Cash Flows From Financing Activities:
Issuance of preferred stock and warrants	—	38,204	—
Redemption of series A preferred stock	(15,000)	—	—
Issuance of common stock	51,781	1,249	1,771
Preferred stock dividends	(1,885)	—	—
Dividends paid	—	(1,178)	(2,302)
(Decrease) increase in long-term borrowings	(2,850)	12,150	—
Excess tax benefit on stock-based compensation	98	195	19

Net cash provided by (used in) financing activities	32,144	50,620	(512)

Net (Decrease) Increase in Cash	(8,723)	12,821	(640)
Cash and Cash Equivalents at Beginning of Year	16,728	3,907	4,547

Cash and Cash Equivalents at End of Year	$8,005	$16,728	$3,907

BUSINESS

        The Company was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for the Bank. The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. The Bank, a Maryland chartered commercial bank which is a member of the Federal Reserve System, the Company's principal operating subsidiary, was chartered as a bank and commenced banking operations on July 20, 1998. The Bank operates from eight Montgomery County offices located in Rockville (3), Bethesda, Silver Spring (2), Potomac and Chevy Chase, Maryland, five locations in the District of Columbia and one Virginia office located in Tysons Corner. Included above is a new office in Potomac, Maryland opened in November 2009. The Bank seeks additional banking offices consistent with its strategic plan, although there can be no assurance that the Bank will establish any additional offices, or that any branch office will prove to be profitable. In late January 2010, the Bank Board approved the closing of the Sligo Office in Silver Spring. This office is expected to be merged into another Silver Spring location by April 30, 2010. In July 2006, the Company formed Eagle Commercial Ventures, LLC as a direct subsidiary to provide subordinated financing for the acquisition, development and construction of real estate projects, the primary financing for which would be provided by the Bank.

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

        Acquisition.    Effective August 31, 2008, the Company consummated the acquisition of Fidelity, pursuant to which its subsidiary, F&T Bank was merged into the Bank, with the Bank being the surviving entity. Please refer to Note 6 "Intangible Assets" and Note 18 "Acquisition" to the Consolidated Financial Statements for further information on this transaction.

        As a result of the acquisition, the Company succeeded to six branch offices of Fidelity, closing two of those branches as a part of the integration, both in Montgomery County, Maryland.

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

        The Bank has developed a loan portfolio consisting primarily of traditional business and real estate secured loans with a substantial portion being variable rates, and where the cash flow of the borrower/borrower's is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of five to ten years. Consumer loans are comprised primarily of home equity lending and are made on the traditional installment basis for a variety of purposes. The Bank has developed significant expertise and commitment as a Small Business Administration ("SBA").

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

        The Bank's goals are to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include; carefully enforcing loan policies and procedures, evaluating each borrower's business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

        Under certain circumstances, the Bank attempts to further mitigate commercial term loan losses by using loan guarantee programs offered by the SBA. The Bank has been approved for the SBA's preferred lender program ("PLP"). SBA loans made using PLP by the Bank are not subject to SBA pre-approval.

        Refer to Critical Accounting Policies at page 6; and Allowance for Credit Losses at page 23 for further discussion of credit risk management policies and practices.

        The composition of the Bank's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. At December 31, 2009, real estate commercial, real estate residential and real estate construction combined represented 69% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Bank is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 25% of the loan portfolio at December 31, 2009 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 3% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans and the Section 7A lending program in particular, are subject to a maximum loan size established by the SBA.

        Approximately 6% of the loan portfolio at December 31, 2009 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        At December 31, 2009, the Bank had a legal lending limit of $26.5 million. Due to legal lending limitations, the Bank occasionally participates portions of credits to other area banks. The Bank has also participated loans to the Company until such time as the Bank could accommodate the participation within its legal limit or the loan could be participated to another lender. No loan participations to the Company are outstanding at December 31, 2009. The ability of the Company to assist the Bank with these credits has expanded the flexibility and service the Bank can offer its customers.

        From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, Eagle Commercial Ventures, LLC. ("ECV"), which under its operating agreement conducts lending only to real estate projects where the Company's directors or lending officers have significant expertise. Such loans, which are made to finance projects which are also financed at the Bank level, may have higher risk characteristics than loans made by the Bank, such as lower priority interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loan transactions carry a standard rate of current interest, but also earn additional interest based on a percentage of the profits of the underlying project. This additional interest is recognized upon full repayment of the underlying loan and substantial completion of the project. Refer to the discussion under "Management's Discussion and Analysis—Noninterest Income" at page 15 and "Loan Portfolio" at page 20, for further information on the Company's and ECV's higher risk lending activities. In 2009, no additional higher risk loan transactions were consummated.

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

        Loans are secured primarily by duly recorded first deeds of trust. In some cases, the Bank may accept a recorded second trust position. In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate satisfactory financial condition. Additionally, an equity contribution toward the project is customarily required.

        Construction loans require that the financial condition and experience of the general contractor and major subcontractors be satisfactory to the Bank. Guaranteed, fixed price contracts are required whenever appropriate, along with payment and performance bonds or completion bonds for larger scale projects.

        Loans intended for residential land acquisition, lot development and construction are made on the premise that the land: 1) is or will be developed for building sites for residential structures, and; 2) will ultimately be utilized for construction or improvement of residential zoned real properties, including the creation of housing. Residential development and construction loans will finance projects such as single family subdivisions, planned unit developments ("PUDs"), townhouses, condominiums. Residential land acquisition, development and construction loans generally are underwritten with a maximum term of 36 months, including extensions approved at origination.

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

        All construction draw requests must be presented in writing on American Institute of Architects documents and certified by the contractor, the borrower and the borrower's architect. Each draw request shall also include the borrower's soft cost breakdown certified by the borrower or its Chief Financial Officer. Prior to an advance, the Bank or its contractor inspects the project to determine that the work has been completed, to justify the draw requisition.

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

        Commercial permanent loans generally are underwritten with a term not greater than 10 years or the remaining useful life of the property, whichever is lower. The preferred term is between 5 to 7 years, with amortization to a maximum of 25 years.

        Personal guarantees are generally received from the principals, and only in instances where the loan-to-value is sufficiently low and the debt service is sufficiently high is consideration given to either limiting or not requiring personal recourse.

        Updated appraisals for real estate secured loans are obtained as necessary and appropriate to borrower financial condition, project status, loan terms, and market conditions.

        The Company's loan portfolio includes loans made for real estate Acquisition, Development and Construction ("ADC") purposes, including both investment and owner occupied projects. ADC loans amounted to $252.7 million at December 31, 2009. The majority of the ADC portfolio, both speculative and non speculative, includes loan funded interest reserves. ADC loans containing loan funded interest reserves represent approximately 44% of the outstanding ADC loan portfolio at December 31, 2009. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

        Despite the softening economy and real estate markets in general, to date the Company has not experienced any significant issues with increased vacancy rates or lower rents for income producing properties financed. However, the construction loan portfolio has felt the impact of a softer market and slower absorption. The slower turn of projects has impacted the liquidity of borrowers and guarantors. As a result the Company has maintained higher allocation factors (established in 2008) for the ALLL for the real estate loan portfolio. This increase has had an impact on the provision expense which results in marginal decrease in net income. Management carefully reviews the Bank's portfolio and general economic and market conditions on a regular basis and will continue to adjust both the specific and environmental reserve factors as necessary.

        Deposit services include business and personal checking accounts, NOW accounts, tiered savings and money market account and time deposits with varying maturity structures and customer options. A complete individual retirement account program is available. In cooperation with Goldman Sachs Asset Management, the bank has introduced Eagle Asset Management Account, a check writing cash management account that sweeps funds to one of several off-balance sheet investment accounts managed by Goldman Sachs.

        Other services include cash management services such as electronic banking, business sweep accounts, lock box, and account reconciliation services, credit card depository, safety deposit boxes and Automated Clearing House origination. After-hours depositories and ATM service are also available.

        The Bank and Company maintain portfolios of short term investments and investment securities consisting primarily of U.S. Government Agency bonds and government sponsored enterprise mortgage backed securities, but which also contains equity investments related to membership in the Federal Reserve System and the FHLB, and municipal bonds. The Company's securities portfolio also consists of equity investments in the form of common stocks. The Company holds limited equity investments in local banking companies. These portfolios provide the following objectives: liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives.

        The Company and Bank have formalized an asset and liability management process and have a standing Committee ("ALCO") consisting both of outside and inside directors. The ALCO operates under established policies and practices, which are updated and re-approved annually. A typical Committee meeting includes discussion of current economic conditions and strategies, including interest rate trends and volumes positions, the current balance sheet and earnings position, cash flow estimates, liquidity positions and funding alternatives as necessary, interest rate risk position (quarterly), capital position, review of the investment portfolio of the Bank and the Company, and the approval of investment transactions. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. Government agency securities and high grade municipal securities. High risk investments, derivatives and non traditional investments are prohibited, although the Bank does have investments in structured notes, which are permitted under the investment policy. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the ALCO, and mortgage backed pass through securities with average lives generally not to exceed eight years.

        The Bank's customer base has benefited from the extensive business and personal contacts of its Directors and Executive Officers. To introduce new customers to the Bank, enhanced reliance is expected on proactively designed officer calling programs, newly created advisory board structures and enhanced referral programs.

RISK FACTORS

        An investment in our common stock involves a high degree of risk. Before making an investment decision, you should carefully read and consider the risk factors described below as well as the other information included in this report and other documents we file with the SEC, as the same may be updated from time to time. Any of these risks, if they actually occur, could materially adversely affect our business, financial condition, and results of operations. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect us. In any such case, you could lose all or a portion of your original investment.

         The price of our common stock may fluctuate significantly, which may make it difficult for investors to resell shares of common stock at time or prices they find attractive.

        Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include, in addition to those described above:

  •
  Actual or anticipated quarterly fluctuations in our operating results and financial condition;

  •
  Changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;

  •
  Speculation in the press or investment community generally or relating to our reputation or the financial services industry;

  •
  Strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

  •
  Fluctuations in the stock price and operating results of our competitors;

  •
  Future sales of our equity or equity-related securities;

  •
  Proposed or adopted regulatory changes or developments;

  •
  Anticipated or pending investigations, proceedings, or litigation that involve or affect us;

  •
  Domestic and international economic factors unrelated to our performance; and

  •
  General market conditions and, in particular, developments related to market conditions for the financial services industry.

        In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results. We expect that the market price of our common stock will continue to fluctuate and there can be no assurances about the levels of the market prices for our common stock.

         Trading in the common stock has been light. As a result, shareholders may not be able to quickly and easily sell their common stock, particularly in large quantities.

        Although our common stock is listed for trading on The NASDAQ Capital Market and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been limited, averaging approximately 38,400 shares per day during 2009, and there can be no assurance that a continuously active and liquid market for the common stock can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

         We are not currently able to pay dividends on the common stock, or repurchase shares of common stock.

        Until the earlier of December 5, 2011 and the date on which the Treasury no longer holds any shares of our Series A Preferred Stock, our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of common stock is subject to restrictions, including a restriction against paying any dividends on the common stock without Treasury consent. In addition, our ability to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of common stock is subject to restrictions in the event that we fail to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series A Preferred Stock. Even if we were permitted to pay dividends under the terms of the Series A Preferred Stock, our ability to pay dividends would be dependent on the performance of the Bank, our principal operating subsidiary, and by the capital requirements of our subsidiaries. See "Market for Common Stock and Dividends" at page 43 for additional information on limitations of our ability to pay dividends

         We may issue additional equity securities, or engage in other transactions which dilute our book value or affect the priority of the common stock, which may adversely affect the market price of our common stock.

        Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be affected. Such offerings could be dilutive to common stockholders. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

         Directors and officers of the Company own approximately 16.3% of the outstanding common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of the Company. The results of the vote may be contrary to the desires or interests of the public shareholders.

        Directors and executive officers of the Company and their affiliates own approximately 16.3% of the outstanding shares of common stock, and combined with directors of the Bank, are believed to own approximately 18.6% of the currently outstanding common stock, excluding in each case shares which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the articles of incorporation.

         Substantial regulatory limitations on changes of control and anti-takeover provisions of Maryland law may make it more difficult for you to receive a change in control premium.

        With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be "acting in concert" from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve Board. There are comparable prior approval requirements for changes in control under Maryland law. Also, Maryland corporate law contains several provisions that may make it more difficult for a third party to acquire control of the Company without the approval of our board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock.

         The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

        We are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. For example, further deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

  •
  Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;

  •
  Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;

  •
  The methodologies we use to establish our allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation;

  •
  Continued turmoil in the market, and loss of confidence in the banking system, could require the Bank to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced margin and net interest income. If conditions worsen significantly, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Bank being placed into receivership; and

  •
  Compliance with increased regulation of the banking industry may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

        As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

         Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance for loan losses.

        Historically, we have enjoyed a relatively low level of nonperforming assets and net charge-offs, both in absolute dollars, as a percentage of loans and as compared to many of our peer institutions. As a result of this historical experience, we have incurred a relatively lower loan loss provision expense, which has positively impacted our earnings. However, experience in the banking industry indicates that a portion of our loans will become delinquent, that some of our loans may only be partially repaid or may never be repaid and we may experience other losses for reasons beyond our control. Despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans, (2) the concentration of higher risk loans, such as commercial real estate, construction and commercial and industrial loans, (3) the relative lack of seasoning of certain of our loans. As a result, we may not be able to maintain our relatively low levels of nonperforming assets and charge-offs. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

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

        Economic conditions and increased uncertainty in the financial markets could adversely affect ability to accurately assess our allowance for credit losses. Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. We estimate losses inherent in our credit exposure, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets.

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

        As we grow, we will have to maintain our regulatory capital levels at or above the required minimum levels. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than not have continued access to sufficient capital, we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing shareholders.

         There can be no assurance that recent legislation and regulatory actions taken by the federal government will help stabilize the financial system in the United States.

        Several pieces of federal legislation have been enacted, and the Treasury, the Federal Reserve Board, the FDIC, and other federal agencies have enacted numerous programs, policies and regulations to address the current liquidity and credit crises. These measures include the Emergency Economic Stimulus Act of 2008 ("EESA"), the American Reinvestment and Recovery Act of 2009 ("ARRA"), and the numerous programs, including the Capital Purchase Program, and expanded deposit insurance coverage, enacted thereunder. In addition, the Secretary of the Treasury has proposed fundamental changes to the regulation of financial institutions, markets and products.

        We cannot predict the actual effects of EESA, ARRA, the proposed regulatory reform measures and various governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the financial markets, on the Company and Bank. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions could materially and adversely affect our business, financial condition, results of operations, and the trading prices of our securities.

        We expect to face increased regulation of our industry, including as a result of EESA, ARRA and related initiatives by the federal government. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities.

         The Company is subject to additional uncertainties, and potential additional regulatory or compliance burdens, as a result of its participation it the Capital Purchase Program.

        The Company accepted an investment of $38.235 million from the Treasury under the Capital Purcahse Program. The Stock Purchase Agreement executed by the Company (and all other participating institutions) and Treasury, provides that Treasury may unilaterally amend the agreement to the extent required to comply with any changes after the execution in applicable federal statutes. As a result of this provision, the Treasury and Congress may impose additional requirements or restrictions on the Company and the Bank in respect of reporting, compliance, corporate governance, executive or employee compensation, dividend payments, stock repurchases, lending or other business practices, capital requirements or other matters. The Company and Bank may be required to expend additional resources in order to comply with these requirements. Such additional requirements could impair the Company's ability to compete with institutions that are not subject to the restrictions because they did not accept an investment from the Treasury. To the extent that additional restrictions or limitations on employee compensation are imposed, such as those contained in ARRA and the regulations issued in June 2009, the Company and the Bank may be less competitive in attracting and retaining successful incentive compensation based lenders and customer relations personnel, or senior executive officers.

        Additionally, the ability of the Congress to utilize the amendment provisions to effect political or public relations goals could result in the Company and the Bank being subjected to additional burdens as a result of public perceptions of issues relating to the largest banks, and which are not applicable to community oriented institutions such as the Company. The Company may be disadvantaged as a result of these uncertainties.

        As a result of the issuance of the Series A Preferred Stock to the Treasury, the Company is required to comply with certain restrictions on executive and employee compensation included in EESA, as amended. Certain of these provisions could limit the amount and the tax deductibility of compensation the Company pays to its executive officers, and could have an adverse affect on the ability of the Company to compete for and retain employees and senior executive officers.

         Our results of operations, financial condition and the value of our shares may be adversely affected if we are not able to maintain our historical growth rate.

        Since opening for business in 1998, our asset level has increased rapidly, including a 21% increase in 2009. Over the past five fiscal years (2005-2009), our net income has increased at an average annual rate of 15%, with an increase in net income of 40% in 2009. We may not be able to achieve comparable results in future years. As our asset size and earnings increase, it may become more difficult to achieve high rates of increase in assets and earnings. Additionally, it may become more difficult to achieve continued improvements in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced. Declines in the rate of growth of income or assets or deposits, and increases in operating expenses or nonperforming assets may have an adverse impact on the value of the common stock.

         Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

        FDIC insurance premiums have increased substantially in 2009, and we expect to pay significantly higher FDIC premiums in the future. A large number of bank failures has significantly depleted the deposit insurance fund and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution's assessment base for the second quarter of 2009, to be collected on September 30, 2009. Additional special assessments may be imposed by the FDIC in the future. In December 2009, the Bank, along with most other insured institutions, was required to prepay three years of deposit insurance premium assessments. We participate in the FDIC's Temporary Liquidity Guarantee Program ("TLG"), for noninterest-bearing transaction deposit accounts. Through December 31, 2009, banks that participate in the TLG's noninterest-bearing transaction account guarantee paid the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. Through June 30, 2010, the fee to banks participating in the TLG extension is between 15 and 25 basis points, depending on the institution's risk category. The Bank elected to continue to participate in the TLG. If the premiums charged for TLG participation are insufficient to cover the program's losses or expenses, the FDIC may impose an emergency special assessment on all insured institutions. These actions could significantly increase our noninterest expense in 2010 and for the foreseeable future.

         We may not be able to successfully manage continued growth.

        We intend to seek further growth in the level of our assets and deposits and the number of our branches, both within our existing footprint and possibly to expand our footprint in the Maryland and Virginia suburbs, and in Washington, D.C. We may not be able to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and our efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock.

         We may face risks with respect to future expansion or acquisition activity.

        We regularly seek to expand our banking operations through de novo branching or acquisition activities, and expect to continue to explore such opportunities. We cannot be certain that any expansion activity, through de novo branching, acquisition of branches of another financial institution or a whole institution, or acquisition of nonbanking financial service companies, will prove profitable or will increase shareholder value. The success of any acquisition will depend, in part, on our ability to realize the estimated cost savings and revenue enhancements from combining the businesses of the Company and the target company. Our ability to realize increases in revenue will depend, in part, on out ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services. If our estimates turn out to be incorrect or we are not able to successfully combine companies, the anticipated cost savings and increased revenues may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. As with any combination of banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits from our banks. Customers may not readily accept changes to their banking arrangements that we make as part of or following an acquisition. Additionally, the value of an acquisition to the Company is dependent on our ability to successfully identify and estimate the magnitude of, any asset quality issues of acquired companies.

         Our concentrations of loans may create a greater risk of loan defaults and losses.

        A substantial portion of our loans are secured by real estate in the Washington, D.C. metropolitan area, and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2009, 75.4% of our loans were secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $252.5 million, or 23.9% were construction and land development loans. An additional $326.5 million, or 23.3% of portfolio loans, were commercial and industrial loans which are not secured by real estate. These categories of loans generally have a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayments of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced. Under guidance from the banking agencies, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain, and to employ greater risk management efforts, as a result of our real estate concentrations.

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

        Additionally, through ECV, we provide subordinated financing for the acquisition, development and construction of real estate or other projects, the primary financing for which is provided by the Bank. These subordinated financings and the business of ECV will generally entail a higher risk profile (including lower priority and higher loan to value ratios) than loans made by the Bank. A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income of the Company may be more volatile from period to period, based on the status of such projects. The Company may not be able to successfully operate or manage the business of providing higher loan to value financing.

         Changes in interest rates and other factors beyond our control could have an adverse impact on our financial performance and results.

        Our operating income and net income depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest bearing assets and the interest rates we pay on interest bearing deposits and other liabilities. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or reprice more quickly than interest earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could reduce net interest income These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve Board.

        We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2009, our cumulative net asset sensitive twelve month gap position was 11.5% of total assets, and as such we expect that an increase in projected net interest income and net income over a twelve month period resulting from a 100 basis point increase in rates would be approximately 0.6% and 2.0% respectively. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our noninterest income, as a result of reduced demand for residential mortgage loans, which we make on a pre-sold basis.

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

        Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. At June 30, 2009, 18.5% of our deposits were noninterest bearing demand deposits.

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

EMPLOYEES

        At December 31, 2009 the Bank employed 235 persons on a full time basis, seven of whom are executive officers of the Bank. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, a 401k plan, life and long term disability insurance. Additionally, the Company maintains a stock-based compensation plan for employees of the Bank who meet certain eligibility requirements.

MARKET AREA AND COMPETITION

        The Bank's main office and the headquarters of the Company and the Bank are located at 7815 Woodmont Avenue, Bethesda, Maryland 20814. The Bank has seven additional Maryland offices, located at 110 North Washington Street, Rockville; 8665 Georgia Avenue, Silver Spring; 850 Sligo Avenue, Silver Spring; 130 Rollins Avenue, Rockville; 9600 Blackwell Road, Rockville; 15 Wisconsin Circle, Chevy Chase; and 12505 Park Potomac Avenue, Potomac. There are five offices in Washington D.C., located at 20th and K Streets, NW; 1044 Wisconsin Ave, NW; 1228 Connecticut Ave, NW; 1725 Eye Street, NW; and 1425 K Street, NW. The Bank has one office in Virginia, located at 8601 Westwood Center Drive, Vienna.

        The primary service area of the Bank is the Washington D.C. metropolitan statistical area. The Washington, D.C. metropolitan statistical area attracts a substantial federal workforce, as well as supporting a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants.

        Montgomery County, Maryland with a total population of approximately 953,000 (January 2008) and occupying an area of about 500 square miles is located roughly 30 miles southwest of Baltimore and is a diverse and healthy segment of Maryland's economy. Montgomery County is a thriving business center and is Maryland's most populous jurisdiction. Population growth in the county is expected to average 1% per year. While the State of Maryland boasts a demographic profile superior to the U.S. economy at large, the economy in and around Montgomery County is among the very best in Maryland. According to data from the Maryland National Capital Parks and Planning Commission, the number of jobs in the County has been relatively stable in the recent past with the public sector contributing about 18% of the employment. This is due to federal as well as state and local government employment. The unemployment rate in Montgomery County is among the lowest in the state at 5.2% (December 2009), but was elevated as compared to December 2008 (3.9%). A very educated population has contributed to favorable median household income of $94,319 (2008) with the number of households in excess of 356,000 (January 2008) and median single family new and used home sales prices of $450,000 (2008), down from $495,000 (2007). According to the 2005 census update, approximately 64% of the County's residents hold college or advanced degrees with 89% of households having computers, placing Montgomery County among the most educated in the nation. The area boosts a diverse business climate of 33,000 businesses employing over 380,000 workers in addition to a strong federal government presence. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector, and a legal, financial services and professional services sector. Major private employers include Lockheed Martin, Adventist Healthcare, Giant Food, and Marriott International. The county is also an incubator for firms engaged in bio-technology and the area has traditionally attracted significant amounts of venture capital. Transportation congestion remains the biggest threat to future economic development and the quality of life in the area.

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

        Washington D.C. in addition to being the seat of the Federal government is a vibrant city with a well educated, diverse population. According to survey estimates from the U.S. Census, the 2009 population of the District of Columbia is approximately 592,000, up from about 572,000 in 2000. Median household income, at $57,936 (2008), is above the national median level. The growth of residents in the city is due partially to improvements in the city' services and also to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. Over the last few years the housing market has grown to over 284,000 units (2007). During 2008 and 2009 the absorption of condominium units in the District has continued at a satisfactory pace. While the Federal government and its employees are a major factor in the economy, over 100 million square feet of commercial office space support a dynamic business community of more than 20,000 companies. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. The vacancy rate for office space in the city at December, 2009 was 10.9%, below the national average of 14.2%. Employment in the city is at about 690,000. According to the area's Department of Employment Services, the District of Columbia lost jobs in the past year, particularly in the construction and retail industries. However it also gained jobs in the professional sectors. The unemployment rate for December 2009 was elevated at 11.9% which mirrored national trends. The disparity between the high level of unemployment among District residents and the strong employment trends is because most of the jobs in the city are held by residents from the surrounding suburban jurisdictions. The District has a well educated and highly paid work force. Over 51% of the jobs in the city are in managerial or professional positions. The Federal Government provides just about 28% of the employment and there is another 21% in professional services firms. Other large employers include the many local universities and hospitals. Another significant factor in the economy is the leisure and hospitality industry.

        Fairfax County, Virginia is a large, affluent jurisdiction with a population of approximately 1,041,000 at the end of 2008. This county of about 395 square miles is located west of Washington, D.C. Fairfax County is one of the leading technology centers in the United States. Twelve of the top 50 federal contractors are headquartered in the county and 23 of the largest 50 technology companies in the Washington metropolitan area are located in Fairfax. The county has over 111 million square feet of office space and is one of the largest suburban office markets in the United States. It is a thriving residential as well as business center with 381,000 households which are expected to grow at about 1% per annum over the next 5 to 10 years. The county is among the most affluent in the country with household income in excess of $105,000 per annum. Total employment was over 587,000 at the end of 2008. The county did experience loss of jobs during 2009, although significant job growth is forecast for both 2010 and 2011. Major companies headquartered in the county, which are also major employers, include Capital One Financial, CSC, Gannett, General Dynamics, Hilton Hotels, SAIC and Sallie Mae. The county is also home to several federal agencies including the CIA, Fort Belvoir and a major facility of the Smithsonian Institution.

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

        The Bank.    The Bank, as a Maryland chartered commercial bank which is a member of the Federal Reserve System (a "state member bank") and whose accounts will be insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits of the FDIC, is subject to regulation, supervision and regular examination by the Maryland Department of Financial Institutions and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

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

"Patriot Act," financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.

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

        Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available for sale," together with a limited amount of other qualifying interests, including trust preferred securities. The cumulative perpetual stock issued to the Treasury pursuant to the Capital Purchase Program is eligible for treatment as Tier 1 capital without limitation. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses and excess restricted core capital elements. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. Under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.

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

        As a result of the volatility and instability in the financial system during 2008 and 2009, the Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government agencies, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect the Company's business and results of operations.

        FDIC Insurance Premiums.    The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution's status as well capitalized, adequately capitalized or undercapitalized, and the institution's supervisory rating. During 2008, all insured depository institutions paid deposit insurance premiums ranging between 5 and 7 basis points on an institution's assessment base for institutions in risk category I (well capitalized institutions perceived as posing the least risk to the insurance fund), and 10, 28 and 40 basis points for institutions in risk categories II, III and IV. The levels of rates are subject to periodic adjustment by the FDIC. Depository institutions will also pay premiums for the increased coverage provided by the FDIC.

        Commencing in 2009, the premium rates increased by 7 basis points in each category for the first quarter of 2009. For the second quarter of 2009 and beyond, the FDIC established further changes in rates, and introduced three adjustments that can be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The schedule for base assessment rates and potential adjustment is set forth in the following table. During 2010, there has been discussion of increasing, or eliminating, the statutory cap on the level of the Deposit Insurance Fund, which may result in continuing premium obligations even after the fund is recapitalized.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial Base Assessment Rate	12–16	22	32	45
Unsecured Debt Adjustment (added)	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Secured Liability Adjustment (added)	0 to 8	0 to 11	0 to 16	0 to 22.5
Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	7 to 24.0	17 to 43.0	27 to 58.0	43 to 77.5

        The FDIC imposed a special assessment of 5 basis points on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution's assessment base for the second quarter of 2009, which was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC in the future.

        Additionally, the Bank has elected to participate in the FDIC program whereby noninterest bearing transaction account deposits will be insured without limitation through June 30, 2010. Until December 31, 2009, the Bank was required to pay an additional premium to the FDIC of 10 basis points on the amount of balances in noninterest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. During 2010, the fee will be 15 to 25 basis points, depending on the institution's risk category.

PROPERTIES

        The main banking office and the executive offices for the Bank and the Company are located at 7815 Woodmont Avenue, Bethesda, Maryland, in a 12,000 square foot, two story masonry structure (plus lower level), with parking. The Company leases the building under a five year lease option which expires in March 2013. The Silver Spring office of the Bank is located at 8665-B Georgia Avenue, Silver Spring, Maryland and consists of 3,635 square feet. The property is currently occupied under a lease, which expires in June 2016. The Rockville office is located at 110 North Washington Street, Rockville, Maryland, and consists of 2,000 square feet. The property is currently occupied under a five year lease option which expires in June 2013. The Shady Grove office is located at 9600 Blackwell Road, Suite 200, Rockville, Maryland, and consists of 2,326 square feet. The property is currently occupied under a ten year lease, which expires in January 2012. The K Street office is located at 2001 K Street N.W., Washington, D.C. and consists of 4,154 square feet. The property is currently occupied under a ten year lease, which expires in

January 2011. The DuPont Circle office is located at 1228 Connecticut Avenue, N.W., Washington, D.C. and consists of 2,784 square feet. The property is currently occupied under a ten year lease, which expires in May 2014. The McPherson Square office is located at 1425 K Street, N.W., Washington, D.C. and consists of 5,199 square feet. The property is currently occupied under a ten year lease, which expires in January 2015. The Chevy Chase office is located at 15 Wisconsin Circle, Chevy Chase, Maryland and consists of 4,276 square feet. The property is currently occupied under a ten year lease, which expires in May 2016. The Rollins Avenue office is located at 130 Rollins Avenue, Rockville, Maryland and consists of 2,851 square feet. The property is currently occupied under a ten year lease, which expires in June 2017. The Eye Street office is located at 1725 Eye Street, N.W., Washington, D.C. and consists of 6,500 square feet. The property is currently occupied under a ten year lease, which expires in October 2015. The Tysons Corner office is located at 8601 Westwood Center Drive, Vienna, Virginia and consists of 4,688 square feet. The property is currently occupied under a ten year lease, which expires in October 2016. The Georgetown office is located at 1044 Wisconsin Avenue N.W, Washington, D.C. and consists of 2,700 square feet. The property is currently occupied under a ten year lease, which expires in January 2016. The Potomac office is located at 12505 Park Potomac Avenue, Potomac, Maryland, and consists of 4,347 square feet. The property is currently occupied under a ten year lease, which expires in September 30, 2019.

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

        In April 2004, the Company occupied an operations center at 11961 Tech Road, Silver Spring, Maryland, consisting of 9,172 square feet. The property is currently occupied under a seven year lease with options which expires in December 2010. In February 2008, the Company leased additional space amounting to approximately 2,000 square feet at this facility with terms that are co-terminus with the existing lease.

        In November 2006, the Company entered into a lease for additional office space at 7830 Old Georgetown Road, Bethesda, Maryland, consisting of 14,778 square feet under a ten year lease which expires in December 2016. The Company completed a fit-up of the space for lending and administrative personnel and commenced occupancy in February 2007. In October 2008, the Company leased approximately 1,115 additional square feet at this facility for a term which is co-terminus with the existing lease.

        In April 2008, the Bank entered into a lease for a new branch office and additional office space in the business district of Washington, D.C. The initial lease term is 10 years and the minimum lease obligation is approximately $2.8 million. The lease commencement is dependent on the completion of development activity which is still to be commenced.

        In May 2009, the Company expanded its executive offices for the Bank and the Company by leasing approximately 7,400 square feet in a mix use building adjacent to its headquarters building in Bethesda, Maryland at 7809 Woodmont Avenue. The minimum lease commitment is approximately $3.0 million. The property is currently occupied under a lease, which expires in September 30, 2015.

        In November 2009, the Bank entered into a lease for a new branch office in Potomac, Maryland. The initial lease term is 10 years and the minimum lease obligation is approximately $3.7 million.

        In June 2009, the Bank negotiated a buyout to its lease at 4831 Cordell Avenue, Bethesda, Maryland consisting of 5,855 square feet. The closing of the branch was part of the integration plan related to the acquisition of Fidelity.

        The Company has the following facilities which leases expire in the near future and which will be vacated at that time. The 1720 Eye Street N.W., Washington, D.C. location consists of 4,000 square feet. The property lease expires in June 2010. The 1629 K Street, N.W., Washington, D.C. location consists of 3,094 square feet. The property lease expires in July 2010.

        The Bank's Sligo Avenue office is located at 850 Sligo Avenue, Suite 100, Silver Spring, Maryland and consists of 3,311 square feet. The property is currently occupied under a ten year lease, which expires in July 2016. Required notice has been given to close this branch effective April 30, 2010. Management is currently negotiating the lease termination with the landlord.

Exhibits and Financial Statement Schedules

        The following financial statements are included in this report

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2009 and 2008

    Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

    Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

    Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007

    Notes to the Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended(1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series A Preferred Stock(2)
3.3	Bylaws of the Company(3)
4	Warrant to Purchase Common Stock(4)
10.1	1998 Stock Option Plan(5)
10.2	Amended and Restated Employment Agreement between Martha Foulon-Tonat and the Bank(6)
10.3	Amended and Restated Employment Agreement between James H. Langmead and the Bank(7)
10.4	Amended and Restated Employment Agreement between Thomas D. Murphy and the Bank(8)
10.5	Amended and Restated Employment Agreement between Ronald D. Paul and the Company(9)
10.6	Amended and Restated Employment Agreement between Susan G. Riel and the Bank(10)
10.7	Fee Agreement between Robert P. Pincus and the Company(11)
10.8	2006 Stock Plan(12)
11	Statement Regarding Computation of Per Share Income
Please refer to Note 9 to the Consolidated Financial Statements for the year ended December 31, 2009.
21	Subsidiaries of the Registrant
23	Consent of Stegman & Company
31.1	Certification of Ronald D. Paul
31.2	Certification of Susan G. Riel
31.3	Certification of Michael T. Flynn
31.4	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul

Exhibit No.	Description of Exhibit
32.2	Certification of Susan G. Riel
32.3	Certification of Michael T. Flynn
32.4	Certification of James H. Langmead
99.1	Certification of principal executive officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of principal financial officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

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

(10)
Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(11)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-150763)

(12)
Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-135072)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
March 12, 2010	by:	/s/ RONALD D. PAUL Ronald D. Paul, Chairman, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

Leslie M. Alperstein, Ph.D.	Director	March 12, 2010
/s/ DUDLEY C. DWORKEN Dudley C. Dworken	Director	March 12, 2010
Harvey M. Goodman	Director	March 12, 2010
/s/ NEAL R. GROSS Neal R. Gross	Director	March 12, 2010
/s/ PHILIP N. MARGOLIUS Philip N. Margolius	Director	March 12, 2010
/s/ NORMAN R. POZEZ Norman R. Pozez	Director	March 12, 2010
Donald R. Rogers	Director	March 12, 2010
/s/ LELAND M. WEINSTEIN Leland M. Weinstein	Director	March 12, 2010

Name	Position	Date

/s/ RONALD D. PAUL Ronald D. Paul	Chairman, President and Principal Executive Officer of the Company	March 12, 2010
/s/ ROBERT P. PINCUS Robert P. Pincus	Vice Chairman	March 12, 2010
/s/ JAMES H. LANGMEAD James H. Langmead	Executive Vice President and Chief Financial Officer of the Company Principal Financial and Accounting Officer	March 12, 2010