Form 10-Q
period 2010-03-31
EAGLE BANCORP INC
filed 2010-05-10
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
( X )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 5, 2010, the registrant had 19,634,397 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements

EAGLE BANCORP, INC.
Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
(dollars in thousands, except per share data)

	March 31,	December 31,
	2010	2009
Assets	(Unaudited)	(Audited)
Cash and due from banks	$25,987	$21,955
Federal funds sold	66,839	88,248
Interest bearing deposits with banks and other short-term investments	7,541	7,484
Investment securities available for sale, at fair value	253,740	235,227
Federal Reserve and Federal Home Loan Bank stock	10,417	10,417
Loans held for sale	1,089	1,550
Loans	1,427,223	1,399,311
Less allowance for credit losses	(21,045)	(20,619)
Loans, net	1,406,178	1,378,692
Premises and equipment, net	8,711	9,253
Deferred income taxes	11,909	12,455
Bank owned life insurance	13,022	12,912
Intangible assets, net	4,347	4,379
Other real estate owned	3,906	5,106
Other assets	19,305	17,826
Total Assets	$1,832,991	$1,805,504

Liabilities
Deposits:
Noninterest bearing demand	$291,714	$307,959
Interest bearing transaction	48,865	59,720
Savings and money market	624,197	582,854
Time, $100,000 or more	321,003	296,199
Other time	191,160	213,542
Total deposits	1,476,939	1,460,274
Customer repurchase agreements
and federal funds purchased	97,837	90,790
Other short-term borrowings	10,000	10,000
Long-term borrowings	49,300	49,300
Other liabilities	6,450	6,819
Total liabilities	1,640,526	1,617,183

Stockholders' Equity
Preferred stock, par value $.01 per share, shares authorized
1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 23,235 and 23,235 respectively,
discount of $734 and $570, respectively, net	22,449	22,612
Common stock, $.01 par value; shares authorized 50,000,000, shares
issued and outstanding 19,633,763 and 19,534,226	196	195
Warrants	946	946
Additional paid in capital	129,434	129,211
Retained earnings	36,288	33,024
Accumulated other comprehensive income	3,152	2,333
Total stockholders' equity	192,465	188,321
Total Liabilities and Stockholders' Equity	$1,832,991	$1,805,504

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2010 and 2009 (Unaudited)
 (dollars in thousands, except per share data)

Interest Income	2010	2009
Interest and fees on loans	$20,462	$18,113
Interest and dividends on investment securities	1,977	1,929
Interest on balances with other banks and short-term investments	33	19
Interest on federal funds sold	36	6
Total interest income	22,508	20,067
Interest Expense
Interest on deposits	4,538	5,557
Interest on customer repurchase agreements and
federal funds purchased	183	281
Interest on short-term borrowings	18	45
Interest on long-term borrowings	546	721
Total interest expense	5,285	6,604
Net Interest Income	17,223	13,463
Provision for Credit Losses	1,689	1,566
Net Interest Income After Provision For Credit Losses	15,534	11,897

Noninterest Income
Service charges on deposits	730	738
Gain on sale of loans	54	131
Gain on sale of investment securities	-	132
Increase in the cash surrender value of bank owned life insurance	110	114
Other income	328	317
Total noninterest income	1,222	1,432
Noninterest Expense
Salaries and employee benefits	5,675	5,305
Premises and equipment expenses	2,092	1,875
Marketing and advertising	247	315
Data processing	615	547
Legal, accounting and professional fees	574	590
FDIC insurance	634	441
Other expenses	1,626	1,220
Total noninterest expense	11,463	10,293
Income Before Income Tax Expense	5,293	3,036
Income Tax Expense	1,902	961
Net Income	3,391	2,075
Preferred Stock Dividends and Discount Accretion	320	583
Net Income Available to Common Stockholders	$3,071	$1,492

Earnings Per Common Share
Basic	$0.16	$0.12
Diluted	$0.15	$0.12

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Month Periods Ended March 31, 2010 and 2009 (Unaudited)
 (dollars in thousands, except per share data)

						Accumulated
						Other	Total
	Preferred	Common		Additional Paid	Retained	Comprehensive	Stockholders'
	Stock	Stock	Warrants	in Capital	Earnings	Income	Equity
Balance, January 1, 2010	$22,612	$195	$946	$129,211	$33,024	$2,333	$188,321
Comprehensive Income
Net Income					3,391		3,391
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						819	819
Total Comprehensive Income							4,210
Stock-based compensation				154			154
Exercise of options for 24,090 shares of common stock		1		43			44
Tax benefit on non-qualified options exercise				42			42
Capital raise issuance cost				(16)			(16)
Preferred stock :
Preferred stock dividends					(290)		(290)
Discount accretion	(163)				163		-
Balance, March 31, 2010	$22,449	$196	$946	$129,434	$36,288	$3,152	$192,465

Balance, January 1, 2009	$36,312	$127	$1,892	$76,822	$24,866	$2,352	$142,371
Comprehensive Income
Net Income					2,075		2,075
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						424	424
Less: reclassification adjustment for gains net of taxes of $48 included in net income						(84)	(84)
Total Comprehensive Income							2,415
Stock-based compensation				136			136
Preferred stock dividends					(372)		(372)
Preferred stock issued pursuant to:
Issuance costs	(21)						(21)
Discount accretion	83				(83)		-
Balance, March 31, 2009	$36,374	$127	$1,892	$76,958	$26,486	$2,692	$144,529

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2010 and 2009 (Unaudited)
 (dollars in thousands, except per share data)

	2010	2009
Cash Flows From Operating Activities:
Net income	$3,391	$2,075
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	1,689	1,566
Depreciation and amortization	712	580
Gains on sale of loans	(54)	(131)
Origination of loans held for sale	(8,315)	(10,405)
Proceeds from sale of loans held for sale	8,830	10,422
Net increase in cash surrender value of BOLI	(110)	(114)
Deferred income taxes	546	228
Net loss on sale of other real estate owned	85	-
Net gain on sale of investment securities	-	(132)
Stock-based compensation expense	154	136
Excess tax benefit from stock-based compensation	(42)	-
Increase in other assets	(1,479)	(69)
Increase in other liabilities	377	335
Net cash provided by operating activities	5,784	4,491
Cash Flows From Investing Activities:
Increase in interest bearing deposits with other banks
and short term investments	(57)	(1,049)
Purchases of available for sale investment securities	(27,535)	(7,496)
Proceeds from maturities of available for sale securities	9,022	1,000
Proceeds from sale/call of available for sale securities	-	15,601
Purchases of federal reserve and federal home loan bank stock	-	4,185
Proceeds of federal reserve and federal home loan bank stock	-	(3,055)
Net increase in loans	(29,175)	(3,236)
Proceeds from sale of other real estate owned	1,200	-
Bank premises and equipment acquired	(124)	(402)
Net cash (used in) provided by investing activities	(46,669)	5,548
Cash Flows From Financing Activities:
Increase in deposits	16,665	19,338
Increase in customer repurchase agreements and
federal funds purchased	7,047	22,116
Decrease in other short-term borrowings	-	(45,000)
Payment of dividends on preferred stock	(290)	(372)
Proceeds from exercise of stock options	44	-
Excess tax benefit from stock-based compensation	42	-
Net cash provided by (used in) financing activities	23,508	(3,918)
Net (Decrease) Increase In Cash and Cash Equivalents	(17,377)	6,121
Cash and Cash Equivalents at Beginning of Period	110,203	27,348
Cash and Cash Equivalents at End of Period	$92,826	$33,469
Supplemental Cash Flows Information:
Interest paid	$6,154	$6,244
Income taxes paid	$72	$306
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$-	$2,380

See notes to consolidated financial statements.

 EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2010 and 2009 (Unaudited)

1. BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the “Company”), EagleBank (the “Bank”), Eagle Commercial Ventures LLC (“ECV”) and Bethesda Leasing, LLC (which holds title to and manages Other Real Estate Owned (“OREO”) assets) with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company’s books (Parent Only) on the basis of its equity in the net assets of the subsidiary.

The consolidated financial statements of Eagle Bancorp, Inc. (the “Company”) included herein are unaudited.  The consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals that in the opinion of Management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2009 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences could be material to the financial statements.

2. NATURE OF OPERATIONS

The Company, through EagleBank, its bank subsidiary (the “Bank”), conducts a full service community banking business, primarily in Montgomery County, Maryland, Washington, D.C. and Fairfax County in Northern Virginia. On August 31, 2008, the Company completed the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) and Fidelity & Trust Bank (“F&T Bank”).  The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan’s origination. The Bank offers its products and services through fourteen banking offices and various electronic capabilities, including remote deposit services. Management is currently negotiating the lease termination with the landlord of its Sligo Avenue office located in Silver Spring, Maryland.  The Sligo Avenue branch was closed April 30, 2010. Eagle Commercial Ventures, LLC (“ECV”), a direct subsidiary of the Company provides subordinated financing for the acquisition, development and construction of real estate projects, where the primary financing is provided by the Bank. Prior to the formation of ECV, the Company engaged directly in occasional subordinated financing transactions, which involve higher levels of risk, together with commensurate returns. Refer to Note 4 – Higher Risk Lending – Revenue Recognition below.

3. CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold (items with an original maturity of three months or less).

4. HIGHER RISK LENDING – REVENUE RECOGNITION

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in  AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2010 and 2009 (although normal interest income was recorded) and had one higher risk lending transaction outstanding as of March 31, 2010 and December 31, 2009, amounting to $1.6 million, respectively.

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

6. INVESTMENT SECURITIES AVAILABLE FOR SALE

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$95,521	$702	$96	$96,127
Mortgage backed securities	114,797	4,136	41	118,892
Municipal bonds	37,732	805	203	38,334
Other equity investments	437	-	50	387
	$248,487	$5,643	$390	$253,740

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$75,980	$412	$285	$76,107
Mortgage backed securities	122,076	3,501	181	125,396
Municipal bonds	32,845	717	237	33,325
Other equity investments	436	-	37	399
	$231,337	$4,630	$740	$235,227

Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2010	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$29,776	$96	$-	$-	$29,776	$96
Mortgage backed securities	8,802	41	-	-	8,802	41
Municipal bonds	14,228	180	1,076	23	15,304	203
Other equity investments	127	50	-	-	127	50
	$52,933	$367	$1,076	$23	$54,009	$390

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$37,357	$285	$-	$-	$37,357	$285
Mortgage backed securities	11,681	181	-	-	11,681	181
Municipal bonds	13,850	237	-	-	13,850	237
Other equity investments	140	37	-	-	140	37
	$63,028	$740	$-	$-	$63,028	$740

The unrealized losses that exist are generally the result of changes in market interest rates and spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99% of total investment securities, is relatively short at 3.2 years. The gross unrealized loss on other equity investments represents common stock of the three local banking companies owned by the Company (parent only), and traded on a broker “bulletin board” exchange. The estimated fair value is determined by broker quoted prices. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2010 represent an other-than-temporary impairment.  The unrealized gross losses that exist on the debt and equity securities are the result of market changes in interest rates since the original purchase and widening interest rate spreads on debt and common stock issues.  The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity. In addition, at March 31, 2010, the Company held $10.4 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks which are held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available for sale at March 31, 2010 by contractual maturity are shown in the table below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2010		2009
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. Government agency securities maturing:
One year or less	$13,483	$13,543	$8,095	$8,186
After one year through five years	82,038	82,584	67,885	67,921
After five years through ten years	-	-	-	-
Mortgage backed securities	114,797	118,892	122,076	125,396
Municipal bonds maturing:
Five years through ten years	3,631	3,728	3,023	3,072
After ten years	34,101	34,606	29,822	30,253
Other equity investments	437	387	436	399
	$248,487	$253,740	$231,337	$235,227

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreement to repurchase, and certain lines of credit with correspondent banks at March 31, 2010 was $193 million. As of March 31, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of stockholders’ equity.

7. EARNINGS PER SHARE

The calculation of net income per common share for the three months ended March 31 was as follows:

(dollars and shares in thousands)	2010	2009
Basic:
Net income available to common shareholders	$3,071	$1,492
Average common shares outstanding	19,609	12,743
Basic net income per common share	$0.16	$0.12

Diluted:
Net income available to common shareholders	$3,071	$1,492
Average common shares outstanding	19,609	12,743
Adjustment for common share equivalents	342	51
Average common shares outstanding-diluted	19,951	12,794
Diluted net income per common share	$0.15	$0.12

There were 469,961 and 1,616,466 common share equivalents at March 31, 2010 and 2009, respectively that were excluded from the diluted net income per common share computation because their effects were anti-dilutive.

8. STOCK-BASED COMPENSATION

The Company maintains the 1998 Stock Option Plan (“1998 Plan”) and the 2006 Stock Plan (“2006 Plan”), and in connection with the Fidelity acquisition assumed the Fidelity 2004 Long Term Incentive Plan and 2005 Long Term Incentive Plan (the “Fidelity Plans”). No additional options may be granted under the 1998 Plan or the Fidelity Plans.

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

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares at the date of grant. For awards that are performance based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant.

In January 2010, the Company awarded 81,600 shares of restricted stock to employees, senior officers and to a Director.  Of the total restricted stock awarded, 17,464 shares vest in five substantially equal installments beginning on the date of grant. The Company awarded 31,247 shares that vest 100% upon the later of the date of repayment in full of all financial assistance received by the Company under TARP or on January 21, 2012. The remaining 32,889 shares vest 60% upon the second anniversary of the date of grant and 20% on the third and fourth anniversaries of the date of grant or upon the later date of repayment in full of all financial assistance received by the Company under TARP.

Below is a summary of changes in shares under option plans for the three months ended March 31, 2010 and 2009. The information excludes restricted stock units and awards.

	Three Months Ended March 31,
	2010		2009
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Beginning Balance	1,234,181	$2.56	1,036,994	$2.58
Issued	-	-	315,437	1.99
Exercised	(14,112)	3.17	-	-
Forfeited	(566)	6.84	(3,797)	2.24
Expired	(22,428)	15.21	(873)	2.36
Ending Balance	1,197,075	2.57	1,347,761	2.45

The following summarizes information about stock options outstanding at March 31, 2010. The information excludes restricted stock units and awards.

Outstanding:			Weighted-Average
Range of	Stock Options	Weighted-Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$2.98 - $8.10	469,510	$ 6.13	6.08
$8.11 - $11.07	264,104	10.19	4.19
$11.08 - $15.43	220,931	12.77	3.70
$15.44 - $26.86	242,530	22.03	4.48
	1,197,075	11.47	4.90

Exercisable:
Range of	Stock Options	Weighted-Average
Exercise Prices	Exercisable	Exercise Price
$2.98 - $8.10	221,208	$ 5.84
$8.11 - $11.07	254,602	10.21
$11.08 - $15.43	193,431	12.90
$15.44 - $26.86	228,095	22.34
	897,336	12.80

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the three months ended March 31, 2010 and the years ended December 31, 2009, and 2008.

	Three Months Ended	Year Ended	Year Ended
	March 31, 2010	2009	2008
Expected Volatility	0.0% - 0.0%	25.9% - 58.0%	23.7% - 43.6%
Weighted-Average Volatility	-	26.74%	30.28%
Expected Dividends	0.0%	0.0%	0.9%
Expected Term (In years)	0.0 - 0.0	3.5 - 8.5	3.0 - 9.0
Risk-Free Rate	-	0.84%	2.55%
Weighted-Average Fair Value (Grant date)	$0.00	$2.06	$1.30

 The expected lives are based on the “simplified” method allowed by ASC Topic 718“Compensation,” whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $3.1 million at March 31, 2010. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 was $109 thousand. No options were exercised during the three months ended March 31, 2009. The total fair value of stock options vested was $347 thousand and $203 thousand for the three months ended March 31, 2010 and 2009, respectively.

Included in salaries and employee benefits the Company recognized $154 thousand and $136 thousand in stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock based compensation expense related to all stock-based awards totaled $1.7 million at March 31, 2010. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.18 years.

The Company has outstanding restricted stock awards and units granted from the 2006 Plan at March 31, 2010. Restricted stock units are performance based where shares are not issued until performance conditions are satisfied. Unrecognized stock based compensation expense related to restricted stock awards and units totaled $1.0 million at March 31, 2010. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.03 years.  The following table summarizes the unvested restricted stock awards and units outstanding at March 31, 2010 and 2009:

	March 31, 2010
	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	7,642	$15.21	49,585	$6.88
Issued	-	-	81,600	10.35
Forfeited	3,817	15.21	116	10.35
Vested	3,825	15.21	9,623	7.79
Unvested at End	-	$-	121,446	$9.13

	March 31, 2009
	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	7,642	$15.21	-	$-
Issued	-	-	30,763	6.34
Forfeited	-	-	-	-
Vested	-	-	-	-
Unvested at End	7,642	$15.21	30,763	$6.34

9. ACCOUNTING  STANDARDS UPDATE

Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies’ should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 10 – Fair Value Measurements.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis comprised the following at March 31, 2010:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)

Investment securities available for sale:
U. S. Government agency securities	$-	$96,127	$-	$96,127
Mortgage backed securities	-	118,892	-	118,892
Municipal bonds	-	38,334	-	38,334
Other equity investments	129	-	258	387

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

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

(dollars in thousands)	Available for sale Securities
Balance, January 1, 2009	$258
Total realized and unrealized gains and losses:
Included in net income	-
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Balance, December 31, 2009	$258

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)

Impaired loans:
Commercial	$-	$2,069	$2,584	$4,653
Real estate - commercial	-	1,860	-	$1,860
Construction - commercial and residential	-	12,206	2,564	$14,770
Home equity	-	-	41	$41
Other consumer	-	398	255	$653
Other real estate owned	-	3,906	-	3,906

Loans

 The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The following table presents the estimated fair values of financial assets and liabilities on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or non-recurring basis:

	March 31,		December 31,
	2010		2009
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$25,987	$25,987	$21,955	$21,955
Interest bearing deposits with other banks	7,541	7,541	7,484	7,484
Federal funds sold	66,839	66,839	88,248	88,248
Investment securities	253,740	253,740	235,227	235,227
Federal Reserve and Federal Home Loan Bank stock	10,417	10,417	10,417	10,417
Loans held for sale	1,089	1,089	1,550	1,550
Loans	1,406,178	1,400,089	1,399,311	1,398,043
Other earning assets	13,022	13,022	12,912	12,912

Liabilities:
Noninterest bearing deposits	291,714	291,714	307,959	307,959
Interest bearing deposits	1,185,225	1,184,970	1,152,315	1,155,583
Borrowings	157,137	158,349	150,090	154,480

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

Federal Reserve and Federal Home Loan Bank stock: The carrying amount approximate the fair values at the reporting date.

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

11. STOCKHOLDERS’ EQUITY

On December 5, 2008, the Company entered into and consummated a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued 38,235 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $38,235,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. On December 23, 2009, the Company redeemed 15,000 shares of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation amount per share (the “Series A Preferred Stock”) issued to the Treasury on December 5, 2008 pursuant to the Troubled Asset Relief Program Capital Purchase Program.  The aggregate redemption price for the shares was $15,079,166, including accrued but unpaid dividends on the shares.  Following the repurchase, 23,235 shares of Series A Preferred Stock ($23,235,000) remain outstanding, held by the Treasury. The Company accrued dividends on the preferred stock and recognized the discount accretion of $320 thousand for the three months ended March 31, 2010 reducing net income available to common stockholders to $3.1 million ($0.16 per basic and $0.15 per diluted common share).  On February 16, 2010, the Company paid the quarterly dividend payment of $290 thousand on the $23.2 million of preferred stock Series A.

On September 21, 2009, the Company completed an underwritten public offering of 6,731,640 shares of its common stock at an offering price of $8.20 per share, including 878,040 shares subject to the underwriter's over-allotment option. The offering, which constituted a “qualified equity offering” for purposes of the Series A Preferred Stock, generated gross cash proceeds of $55,199,448. As a result of the offering, the Company, in November 2009, received Treasury approval of the reduction of the number of shares of common stock subject to the Warrant. Accordingly, the discount on the preferred stock and the warrants were reduced by $946 thousand in November 2009.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and

Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may”, “will”, “anticipate”, “believes”, “expects”, “plans”, “estimates”, “potential”, “continue”, “should”, and similar words or phases.  These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

GENERAL

The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through EagleBank, its wholly owned banking subsidiary, a Maryland-chartered bank which is a member of the Federal Reserve System (the “Bank”). The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has eight offices serving Montgomery County, Maryland, including an office in Potomac, Maryland, which opened in November 2009; five offices in the District of Columbia; and one office in Fairfax County, Virginia. Management is currently negotiating the lease termination with the landlord of its Sligo Avenue office located in Silver Spring, Maryland.  The Sligo Avenue branch was closed April 30, 2010.  The relationships from the Sligo Avenue office were moved to the Company’s other Silver Springs location.

The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the service area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Company serves. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market, savings, and time deposit accounts; business, construction, and commercial loans; residential mortgages and consumer loans; and cash management services. The Company has developed significant expertise and commitment as an SBA lender, and has been designated a Preferred Lender by the Small Business Administration (“SBA”).

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

The allowance for credit losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (a) ASC Topic 450, “Contingencies,” which requires that losses be accrued when they are probable of occurring and are estimable and (b) ASC Topic 310, “Receivables,” which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, can be determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.

Three components comprise our allowance for credit losses: a specific allowance, a formula allowance and a nonspecific or environmental factors allowance. Each component is determined based on estimates that can and do change when actual events occur.

The specific allowance allocates a reserve to identified impaired loans. Loans identified in the risk rating evaluation as substandard, doubtful or loss (classified loans), are segregated from non-classified loans.  Classified loans are assigned specific reserves based on an impairment analysis. Under ASC Topic 310, “Receivables,” a loan for which reserves are individually allocated may show deficiencies in the borrower’s overall financial condition, payment record, support available from financial guarantors and for the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company’s assessment of the loss that may be associated with the individual loan.

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

The Company follows the provisions of ASC Topic 718“Compensation,” which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock, and performance based shares.  This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company’s practice is to utilize reasonable and supportable assumptions which are reviewed with the appropriate Board Committee.

In accounting for the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) and Fidelity & Trust Bank (“F&T Bank”), the Company followed the provisions of ASC Topic 805 “Business Combinations,” which mandates the use of the purchase method of accounting and AICPA Statement of Position topic ASC - 310, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  Accordingly, the tangible assets and liabilities and identifiable intangibles acquired were recorded at their respective fair values on the date of acquisition, with any impaired loans acquired being recorded at fair value outside the allowance for credit losses. The valuation of the loan and time deposit portfolios acquired were made by independent analysis for the difference between the instruments stated interest rates and the instruments current origination interest rate, with premiums and discounts being amortized to interest income and interest expense to achieve an effective market interest rate. An identified intangible asset related to core deposits was recorded based on independent valuation. Deferred tax assets were recorded for the future value of a net operating loss and for the tax effect of timing differences between the accounting and tax basis of assets and liabilities. The Company recorded an unidentified intangible (goodwill) for the excess of the purchase price of the acquisition (including direct acquisition costs) over the fair value of net tangible and identifiable intangible assets acquired.

RESULTS OF OPERATIONS

Earnings Summary

        The Company reported net income of $3.4 million for the three months ended March 31, 2010 as compared to $2.1 million for the same three month period in 2009. Net income available to common stockholders (which is after accrual of preferred stock dividends) was $3.1 million for the three months ended March 31, 2010 ($0.16 per basic and $0.15 per diluted common share), compared to $1.5 million ($0.12 per basic and diluted common share) for the same period in 2009, an increase of 106%.

The increase in net income for the three months ended March 31, 2010 can be attributed primarily to an increase in net interest income of 28% as compared to the same period in 2009.  Net interest income growth was due substantially to both growth in average earning assets of 21% for the three months ended March 31, 2010, as compared to 2009 and to expansion of the net interest margin over the past twelve months.

For the three months ended March 31, 2010, the Company had an annualized return on average assets of 0.76% and an annualized return on average common equity of 7.40%, as compared to annualized returns on average assets and average common equity of 0.56% and 5.87%, respectively,  for the same period in 2009.

The Company’s earnings are largely dependent on net interest income, which represented 93% of total revenue (i.e. net interest income plus non-interest income) for the three months ended March 31, 2010 compared to 90% for the same period in 2009. For the three months ended March 31, 2010, the net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets increased from 3.76% for the three months ended March 31, 2009 to 3.98% for the three months ended March 31, 2010. The higher margin in the first quarter of 2010 as compared to the same period of 2009 was due to lower funding costs for both deposits and borrowings more than offsetting declines in earning asset yields. Higher average levels of liquid assets during the quarter ended March 31, 2010, as compared to the quarter ended

March 31, 2009, contributed to the lower earning asset yields. Noninterest sources funding earning assets declined to 39 basis points for the three months ended March 31, 2010 as compared to 52 basis points for the same period in 2009. Average interest bearing liabilities funding average earning assets decreased to 76% as compared to 78% for the three months ended March 31, 2009.  Additionally, while the average rate on earning assets for the three months ended March 31, 2010, as compared to the same period in 2009 decreased by 40 basis points from 5.60% to 5.20%, the cost of interest bearing liabilities decreased by 75 basis points from 2.36% to 1.61%, resulting in a net interest spread of 3.59% for the three months ended March 31, 2010, as compared to 3.24% for the same period in 2009, an increase of 37 basis points. For the three months ended March 31, 2010, average noninterest sources funding earning assets were $571 million as compared to $511 million for the same period in 2009.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates have declined. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents the most significant component of the Company’s revenues.

Due to favorable core deposit growth over the past three months, the need to meet loan funding objectives has not required the use of alternative funding sources, such as Federal Home Loan Bank (“FHLB”) advances, correspondent bank lines of credit and brokered time deposits, the balances of which have declined since December 31, 2009.  The major component of the growth in core deposits has been growth in a special money market account originally promoted through advertisements, but which is now promoted primarily through direct sales effort by the business development staff.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased from 88% of average earning assets in the first three months of 2009 to 80% of average earning assets for the same period of 2010. The decrease in average loans as a percentage of other earning assets is due to the growth in the securities portfolio and other earning assets resulting from higher levels of growth in deposits as compared to loans over the past twelve months. Average loan growth amounted to $54.8 million in the first quarter of 2010, as compared to $90.8 million of average deposit growth. Investment securities for the first three months of 2010 amounted to 15% of average earning assets, an increase of 4% from an average of 11% for the same period in 2009. Federal funds sold averaged 4.0% of average earning assets in the first three months of 2010 and 0.6% for the same period in 2009.

The provision for credit losses was $1.7 million for the first three months of 2010 as compared to $1.6 million for the same period in 2009. The slightly higher provisioning in the first quarter of 2010, as compared to the first quarter of 2009, is primarily attributable to higher amounts of loan growth in the first quarter of 2010 versus 2009 and to higher levels of net charge-offs. Net charge-offs of $1.3 million  represented 0.36% of average loans in the first quarter of 2010, as compared to $918 thousand, or 0.29% of average loans in the first quarter of 2009. Net charge-offs in the first quarter of 2010 were attributable primarily to charge-offs in the unguaranteed portion of SBA loans ($107 thousand), commercial and industrial loans ($652 thousand), commercial real estate loans ($500 thousand) and consumer loans ($4 thousand).

At March 31, 2010, the allowance for credit losses represented 100% of nonperforming loans as compared to 41% at March 31, 2009 and 94% at December 31, 2009.  The higher coverage ratio at March 31, 2010 is due primarily to increases in the allowance for credit losses over the past year and a substantial decline in the level of nonperforming loans, from $46.5 million at March 31, 2009 to $21.0 million at March 31, 2010. At March 31, 2010, approximately $13.2 million or 63% of nonperforming loans represent impaired loans acquired in the acquisition with F&T Bank which, in accordance with generally accepted accounting principles, were initially recorded at fair value without any allowance attributable to pre-acquisition deterioration.

Total noninterest income for the three months ended March 31, 2010 decreased to $1.2 million from $1.4 million for the three months ended March 31, 2009, a 15% decrease. This decrease was due primarily to lower gains realized on the sale of residential mortgage loans, resulting from accounting rule changes effective January 1, 2010. The new rule requires deferral of gain recognition until all recourse provisions are satisfied. Also contributing to the decline in noninterest income in the first quarter of 2010 was no investment securities gains as compared to gains of $132 thousand during the same period in 2009.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 62.15% for the first quarter of 2010, as compared to 69.10% for the first quarter of 2009, as the Company has enhanced its productivity and, margin. Total noninterest expenses were $11.5 million for the three months ended March 31, 2010, as compared to $10.3 million for the three months ended March 31, 2009, an 11% increase.  Higher costs were incurred for salaries and benefits of $370 thousand, $217 thousand of premises and equipment expenses, data processing of $68 thousand and deposit insurance premiums of $193 thousand. Other expenses increased $406 thousand, primarily due to $181 thousand of OREO expenses and a net loss of $85 thousand on the sale of two OREO properties.

For the three months ended March 31, 2010 as compared to 2009, the increase in net interest income from increased volumes and a higher net interest margin, offset by the combination of a higher provision for credit losses, lower levels of noninterest income, higher levels of noninterest expenses and the preferred stock dividend, resulted in an increase in net income available to common stockholders.

The ratio of common equity to total assets increased from 7.11% for the first three months of 2009 to 9.24% for the first three months of 2010, primarily as a result of the common stock offering completed in September.  As discussed below, the capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities.  The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first three months of 2010 was $17.2 million compared to $13.5 million for the first three months of 2009, an increase of 28%. For the three months ended March 31, 2010, the net interest margin was 3.98% as compared to 3.76% for the three months ended March 31, 2009, an increase of 22 basis points. The Company’s net interest margin for the first quarter of 2010 increased by 2 basis points from 3.96% for the fourth quarter of 2009 to 3.98%. The higher margin in the first quarter of 2010 as compared to the same period of 2009 and the fourth quarter of 2009 was due to both lower funding costs for both deposits and borrowings more than offsetting declines in earning asset yields and to higher average noninterest deposit balances. The Company’s net interest margin remains favorable to peer banking companies.

The table below presents the average balances and rates of the various categories of the Company’s assets and liabilities for the three months ended March 31, 2010 and 2009.  Included in the table is a measurement of interest rate spread and margin.  Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$7,558	$33	1.77%	$2,763	$19	2.72%
Loans (1) (2) (3)	1,406,904	20,462	5.90%	1,281,925	18,113	5.73%
Investment securities available for sale (3)	269,437	1,977	2.98%	159,649	1,929	4.90%
Federal funds sold	70,090	36	0.21%	9,166	6	0.25%
Total interest earning assets	1,753,989	22,508	5.20%	1,453,503	20,067	5.60%

Total noninterest earning assets	82,214			62,191
Less: allowance for credit losses	20,820			18,658
Total noninterest earning assets	61,394			43,533
TOTAL ASSETS	$1,815,383			$1,497,036

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$50,557	$33	0.26%	$47,690	$32	0.27%
Savings and money market	625,639	2,085	1.35%	293,551	1,088	1.50%
Time deposits	507,089	2,420	1.94%	601,440	4,437	2.99%
Total interest bearing deposits	1,183,285	4,538	1.56%	942,681	5,557	2.39%
Customer repurchase agreements and federal funds purchased	87,338	183	0.85%	98,582	281	1.16%
Other short-term borrowings	10,000	18	0.73%	29,333	45	0.62%
Long-term borrowings	49,300	546	4.49%	62,150	721	4.70%
Total interest bearing liabilities	1,329,923	5,285	1.61%	1,132,746	6,604	2.36%

Noninterest bearing liabilities:
Noninterest bearing demand	288,776			214,546
Other liabilities	5,291			8,404
Total noninterest bearing liabilities	294,067			222,950

Stockholders’ equity	191,393			141,341
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,815,383			$1,497,036

Net interest income		$17,223			$13,463
Net interest spread			3.59%			3.24%
Net interest margin			3.98%			3.76%

(1) Includes loans held for sale.
(2) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $536 thousand and $433 thousand for the three months ended March 31, 2010 and 2009, respectively.
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

During the first three months of 2010, the allowance for credit losses increased $426 thousand reflecting $1.7 million in provision for credit losses and $1.3 million in net charge-offs during the period. The provision for credit losses was $1.7 million in the first three months of 2010 compared to a provision for credit losses of $1.6 million in the first three months of 2009. The slightly higher provisioning in the first three months of 2010 as compared to 2009 is primarily attributable to higher amounts of loan growth in the first three months of 2010 versus 2009 and to higher levels of net charge-offs.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended
(dollars in thousands)	March 31,
	2010	2009
Balance at beginning of year	$20,619	$18,403
Charge-offs:
Commercial (1)	761	938
Real estate – commercial (2)	-	-
Real estate mortgage – residential	-	-
Construction - commercial and residential (2)	500	-
Home equity	-	-
Other consumer	4	-
Total charge-offs	1,265	938

Recoveries:
Commercial (1)	2	20
Real estate – commercial (2)	-	-
Real estate mortgage– residential	-	-
Construction - commercial and residential (2)	-	-
Home equity	-	-
Other consumer	-	-
Total recoveries	2	20
Net charge-offs	1,263	918

Additions charged to operations	1,689	1,566
Balance at end of period	$21,045	$19,051

Annualized ratio of net charge-offs during the period to average loans outstanding during the period
	0.36%	0.29%

(1) Includes SBA loans.
(2) Includes loans for land acquisition and development.

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	As of March 31,		As of December 31,
(dollars in thousands)	2010		2009
	Amount	% (1)	Amount	% (1)
Commercial	$10,263	25%	$9,871	25%
Real estate – commercial (2)	7,118	51%	6,495	50%
Real estate mortgage – residential	37	1%	28	1%
Construction - commercial and residential (2)	3,128	17%	3,680	18%
Home equity	380	6%	382	6%
Other consumer	119	0%	163	0%
Unallocated	-	0%	-	0%
Total loans	$21,045	100%	$20,619	100%

(1) Represents the percent of loans in each category to total loans.
(2) Includes loans for land acquisition and development.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and other real estate owned, totaled $24.9 million, at March 31, 2010, representing 1.36% of total assets, were slightly lower than the $27.1 million of nonperforming assets or 1.50% of total assets, at December 31, 2009 and were significantly lower  as compared to the $49.8 million of nonperforming assets or 3.33% of total assets, at March 31, 2009. The Company has been highly pro-active in addressing existing and potential problem loans resulting from a weaker economy, which has resulted in an improved level of nonperforming assets at March 31, 2010 as compared to March 31, 2009. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for loan losses at 1.47% of total loans at March 31, 2010 is adequate to absorb potential credit losses in the loan portfolio at that date.

Included in nonperforming assets at March 31, 2010 were $3.9 million of OREO, consisting of ten foreclosed properties. The Company had twelve foreclosed properties with a net carrying value of approximately $5.1 million at December 31, 2009.  During the first quarter of 2010, two foreclosed properties with a net carrying value of $1.2 million were sold for a net loss of $85 thousand.

Total nonperforming loans amounted to $20.9 million at March 31, 2010 (1.47% of total loans), compared to $22.0 million at December 31, 2009 (1.57% of total loans).  Nonperforming loans at March 31, 2010 were lower as compared to $46.5 million at March 31, 2009 (3.67% of total loans).  The decline in the ratio is due to both a decrease in nonperforming loans of $24.5 million year over year and to a larger loan portfolio at March 31, 2010.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,		December 31,
(dollars in thousands)	2010	2009	2009
Nonaccrual Loans:
Commercial	$4,373	$8,193	$4,364
Real estate - commercial	3,522	4,455	2,426
Construction - commercial and residential	13,080	22,694	15,192
Home equity	-	239	42
Other consumer	2	4	-
Accrual loans-past due 90 days:
Commercial	-	-	-
Other consumer	-	-	-
Real estate - commercial	-	10,909	-
Restructured loans	-	-	-
Total nonperforming loans	20,977	46,494	22,024
Other real estate owned	3,906	3,289	5,106
Total nonperforming assets	$24,883	$49,783	$27,130

Coverage ratio, allowance for credit losses to total nonperforming loans	100.33%	40.98%	93.62%
Ratio of nonperforming loans to total loans	1.47%	3.67%	1.57%
Ratio of nonperforming assets to total assets	1.36%	3.33%	1.50%

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

The Company had no troubled debt restructured loans at either March 31, 2010 or 2009. Impaired loans consisted of $22.0 million of nonaccrual loans at March 31, 2010, with $2.0 million of specific reserves, compared to $46.5 million of impaired loans at March 31, 2009 with $2.5 million of specific reserves.

At March 31, 2010, there were $32.4 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the three months ended March 31, 2010 decreased to $1.2 million from $1.4 million for the three months ended March 31, 2009, a 15% decrease. This decrease was due primarily to lower gains realized on the sale of residential mortgage loans, resulting from accounting rule changes effective January 1, 2010. The new rule requires deferral of gain recognition until all recourse provisions are satisfied. Also contributing to the decline in noninterest income in the first quarter of 2010 was the absence of investment securities gains, as compared to gains of $132 thousand during the same period in 2009.

For the three months ended March 31, 2010, service charges on deposit accounts decreased from $738 thousand to $730 thousand compared to the same period in 2009, a decrease of 1%. This decrease was due to a lower amount of overdraft fees.

Gain on sale of loans consists of SBA and residential mortgage loans. For the three months ended March 31, 2010 gain on sale of loans decreased 59%, from $131 thousand to $54 thousand, compared to the same period in 2009.

The Company is an originator of SBA loans and its current practice is to sell the guaranteed portion of those loans at a premium. For the three months ended March 31, 2010, gains on the sale of SBA loans amounted to $16 thousand as compared to no sales for the same period in 2009. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. Beginning in 2010, the Company’s earnings from the sale of the guaranteed portion of SBA loans originated were negatively impacted by a new accounting standard, ASC Topic 860, “Transfers and Servicing,” which  requires that the recognition of profit on the sale of SBA loans is deferred until all re-purchase recourse provisions are met.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. For the three months ended March 31, 2010, gains on the sale of residential mortgage loans were $38 thousand as compared to $131 thousand for the same three months of 2009. The Company continues its efforts to originate and sell residential mortgages on a servicing released basis. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be a minimal risk. The Bank does not originate so called “sub-prime” loans and has no exposure to this market segment. Beginning in 2010, the Company’s earnings from residential mortgage loan origination and sale were negatively impacted by new accounting guidance; ASC Topic 860, “Transfers and Servicing,” which requires that the recognition of profit on the sale of loans is deferred until all re-purchase recourse provisions are met.

Other income totaled $328 thousand for the three months ended March 31, 2010 as compared to $317 thousand for the same period in 2009, an increase of 3%. The major components of income in this category consist of ATM fees, SBA service fees, noninterest loan fees and other noninterest fee income. ATM fees increased from $93 thousand for the three months ended March 31, 2009 to $117 thousand for the same period in 2010, a 26% increase. SBA service fees increased from $43 thousand for the three months ended 2009 to $76 thousand for the same period in 2010, a 74% increase. Noninterest loan fees increased from $91 thousand for the three months ended March 31, 2009 to $101 thousand for the same period in 2010, a 12% increase. Other noninterest fee income was $34 thousand for the three months March 31, 2010 compared to $90 thousand for the same period in 2009.

Net investment gains amounted to $132 thousand for the first three months of 2009 and no gain for the three months of 2010.  Investment gains and losses are typically recognized as part of the Company’s asset and liability management to meet loan demand or better manage the Bank’s interest rate risk position.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expense was $11.5 million for the three months ended March 31, 2010 compared to $10.3 million for the three months ended March 31, 2009, an increase of 11%.

Salaries and employee benefits were $5.7 million for the three months of 2010, as compared to $5.3 million for 2009, a 7% increase.  These increases were due to related personnel costs, primarily resulting from merit increases; incentive based compensation and increased benefit costs and staff additions. At March 31, 2010, the Company’s staff numbered 236, as compared to 235 at December 31, 2010 and 227 at March 31, 2009.

Premises and equipment expenses amounted to $2.1 million for the three months ended March 31, 2010 versus $1.9 million for the same period in 2009. This increase of 12% was due primarily to expanded executive offices for the Bank and Company which opened in May 2009 and a new banking office opened in November 2009. Additionally, ongoing operating expense increases associated with the Company’s facilities, all of which are leased, and increased equipment costs contributed to the overall increase in expense. For the three months ended March 31, 2010 the Company recognized $96 thousand of sublease revenue as compared to $75 thousand for the same period in 2009. The sublease revenue is a direct offset of premises and equipment expenses.

Marketing and advertising expenses decreased from $315 thousand for the three months ended March 31, 2009 to $247 thousand for the same period in 2010, a decrease of 22%. The primary reason for the decrease was lower print media advertising costs during the first as compared to the same period in 2009.

Data processing expenses increased from $547 thousand for the three months ended March 31, 2009 to $615 thousand in the same period in 2010, an increase of 12%. This increase was due to the addition of a new banking office and an increase in the volume of data processing activity from organic growth.

Legal, accounting and professional fees were $574 thousand for the three months ended March 31, 2010, as compared to $590 thousand for same period in 2009, a 3% decrease. This decrease was primarily due to a reduction in collection costs related to problem assets.

FDIC insurance premiums were $634 thousand for the three months ended 2010, as compared to $441 thousand in 2009, an increase of 44%. The primary reasons for the increase were higher deposit balances as of March 31, 2010 compared to March 31, 2009 and an increase in the base FDIC premium rates charged on deposits.

Other expenses, increased to $1.6 million in the first three months of 2010 from $1.2 million for the same period in 2009, an increase of 33%. The major components of cost in this category include insurance expenses, broker fees, telephone, director fees, OREO expenses and other losses.  For the three months ended March 31, 2010 as compared to the same periods in 2009, the significant increases in this category were primarily OREO expenses, credit and loan processing costs, Maryland regulatory assessments, other losses and seminars.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (termed effective tax rate) increased to 35.9% for the three months ended March 31, 2010 as compared to 31.6% for the same period in 2009.  The higher effective tax rate for 2010 relates to the purchase accounting adjustments established in connection with the Fidelity acquisition.

FINANCIAL CONDITION

Summary

At March 31, 2010, the Company’s total assets were $1.8 billion, loans were $1.4 billion, deposits were $1.5 billion, other borrowings, including customer repurchase agreements, were $157.1 million and stockholders’ equity was $192.5 million.  As compared to December 31, 2009, total assets increased by $27.5 million (1.5%), loans increased by $27.9 million (2.0%), investment securities available for sale, federal funds sold and other short-term investments decreased by $2.8 million (1.2%), deposits increased by $16.7 million (1.1%), borrowings decreased by $7 million (4.7%) and stockholders’ equity grew by $4.1 million (2.2%).

A substantial portion of the growth in 2010 in deposits is due largely to focused sales effort to attract more core deposit customers, and an emphasis on requiring loan customers to maintain deposits with the Bank. The time deposit category has remained relatively unchanged at March 31, 2010 as compared to December 31, 2009 due in part to migration of funds in response to higher rate money market account promotions.  Approximately 35% of the

Bank’s deposits at March 31, 2010 ($512.2 million), and December 31, 2009 ($509.7 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term.

Loans, net of amortized deferred fees and costs, at March 31, 2010, December 31, 2009 and March 31, 2009 by major category are summarized below:

	As of March 31,		As of December 31,		As of March 31,
(dollars in thousands)	2010		2009		2009
	Amount	%	Amount	%	Amount	%
Commercial	$360,865	25%	$346,692	25%	$321,049	25%
Owner occupied - commercial	187,642	13%	196,433	14%	186,715	15%
Investment - commercial real estate	538,201	38%	499,501	36%	393,100	31%
Real estate mortgage – residential	10,189	1%	9,236	1%	9,451	1%
Construction - commercial and residential (1)	237,992	17%	252,695	18%	268,555	21%
Home equity	86,905	6%	87,283	6%	81,276	6%
Other consumer	5,429	0%	7,471	0%	7,812	1%
Total loans	1,427,223	100%	1,399,311	100%	1,267,958	100%
Less: Allowance for Credit Losses	(21,045)		(20,619)		(19,051)
Net loans	$1,406,178		$1,378,692		$1,248,907

(1) Includes loans for land acquisition and development.

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

For the three months ended March 31, 2010, noninterest bearing deposits decreased $16.2 million as compared to December 31, 2009, while interest bearing deposits increased by $32.9 million during the same period. The significant increase in deposits in the first quarter is primarily attributable to a focused sales effort to attract more core deposit customers, and an emphasis on requiring loan customers to maintain deposits with the Bank.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC for one-way purchased transactions. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance.  These reciprocal CDARS funds are classified as brokered deposits. At March 31, 2010, total time deposits included $110.9 million of brokered deposits, which represented 7% of total deposits. The CDARS component represented $50.8 million or 3% of total deposits. These sources are believed to represent a reliable and cost efficient alternative funding source for the Company. At December 31, 2009, total time deposits included $106.7 million of brokered deposits, which represented 7% of total deposits. The CDARS component represented $38.8 million, or 3% of total deposits.

At March 31, 2010, the Company had approximately $291.7 million in noninterest bearing demand deposits, representing 20% of total deposits. This compared to approximately $308.0 million of these deposits at December 31, 2009 or 21% of total deposits.  These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve.  Proposed legislation has been introduced in past Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses. If legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that the Company may be required to pay interest on some portion of noninterest bearing deposits in order to compete with other banks. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $97.8 million at March 31, 2010 compared to $90.8 million at December 31, 2009, the increase being attributed primarily to growth in escrow accounts from refinancing activities. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or  U.S. Agency mortgage backed securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at March 31, 2010 and December 31, 2009, respectively. The Bank had $50 million of borrowings outstanding under its credit facility from the FHLB at March 31, 2010 and December 31, 2009, respectively.  Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

On August 11, 2008, the Company entered into a Loan Agreement and related Stock Security Agreement and Promissory Note (the “credit facility”) with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $20 million for working capital purposes, to finance capital contributions to the Bank and ECV. The terms of this facility were modified in July 2009. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.75%. Interest is payable on a monthly basis.  The term of the credit facility expires on June 25, 2010.  At any time, provided no event of default exists, the Company may term out repayment of the outstanding principal balance of the credit facility over a five year term. There were no amounts outstanding under this credit at March 31, 2010 or 2009.

At March 31, 2010 and December 31, 2009, the Company had $ 9.2 million of 10% subordinated notes, due September 30, 2014 (the “Notes”), outstanding, as compared to 12.15 million of Notes outstanding at March 31, 2009. The capital treatment of the Notes will be phased out during the last 5 years of the Notes’ term, at a rate of 20% of the original principal amount per year commencing in October 2009.

Liquidity Management

Liquidity is a measure of the Company and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s investment portfolio of debt securities is held in an available-for-sale status and at March 31, 2010 had an unrealized gain position, which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $20 million line of credit with a regional bank, secured by the stock of the Bank, against which there were no amounts outstanding at March 31, 2010. Additionally, the Bank can purchase up to $75.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at

March 31, 2010 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $89.9 million, against which there was $454 thousand outstanding at March 31, 2010. At March 31, 2010, the Bank was also eligible to make advances from the FHLB up to $143.0 million based on collateral at the FHLB, of which it had $50.0 million of advances outstanding at March 31, 2010. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

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

At March 31, 2010, under the Bank’s liquidity formula, it had $579.5 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at March 31, 2010 are as follows:
(in thousands)
Loan commitments	$263,454
Unused lines of credit	48,172
Letters of credit	17,675
Total	$329,301

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

In the current very low interest rate environment, the Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations. These factors have resulted in less pressure on loan yields over the past twelve months as average interest rates have declined, thereby enhancing the Company’s net interest margin. Also, approximately 64% of total loans at March 31, 2010 (66% at December 31, 2009) have either variable interest rates, indexed primarily to the Wall Street Journal prime interest rate or are adjustable rate indexed primarily to the five year U.S. Treasury interest rate, with 36% of the loan portfolio at March 31, 2010 (34% at December 31, 2009) being fixed rate. Subject to interest rate floor rates, these variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels. The re-pricing duration of the loan portfolio remained low at 12 months at both March 31, 2010 and December 31, 2009.

Within the investment portfolio, during the first quarter of 2010, the Company has increased the mix of U.S. Agency bonds to provide additional collateral for increases in customer repurchase agreements and has reduced the mix of mortgaged backed securities which exhibit increased extension risk. Both call risk and extension risk were reduced somewhat in the portfolio in the first quarter of 2010. The results of these actions were a decrease in the duration of the investment portfolio from 40 months at December 31, 2009 to 38 months at March 31, 2010, while the gross unrealized gain increased to approximately $5.3 million at March 31, 2010 from approximately $3.9 million at December 31, 2009, with no realized gains or loss being recorded in the first quarter of 2010.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below, although such measure is deemed less useful than simulation analysis. The Company also uses an earnings simulation model (simulation analysis) on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200 and 300 basis points and down 100, 200 and 300 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income and net income over the next twelve and twenty-four month periods, and to the market value of equity impact.

For the analysis presented below, at March 31, 2010, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and  assumes a 70 basis point change in interest rates for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at March 31, 2010 shows a moderate effect on net interest income, net income and the economic value of equity when interest rates are shocked down 100, 200 and 300 basis points and up 100, 200 and 300 basis points, due to the significant level of variable rate and repriceable assets and liabilities. The re-pricing duration of the investment portfolio is about 3.2 years, the loan portfolio about 1.0 years; the interest bearing deposit portfolio about 2.2 years and the borrowed funds portfolio about 1.25 years.

The following table reflects the result of a shock simulation on the March 31, 2010 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+300	+0.5%	+1.5%	+1.9%
+200	-1.0%	-2.8%	+0.2%
+100	-1.1%	-3.2%	+0.6%
0	-	-	-
-100	+3.3%	+9.4%	-4.0%
-200	+5.5%	+15.8%	-8.1%
-300	+4.3%	+12.3%	-9.8%

The results of simulation are within the policy limits adopted by the Company.  For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, and . 18% for a 300 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, and 20% for a 300 basis point change. The changes in both the net interest income and the economic value of equity in both a higher and lower interest rate shock scenario at March 31, 2010 is not judged material, and is not significantly different than the risk profile at December 31, 2009.

Generally speaking, the loss of economic value of portfolio equity in a lower interest rate environment is due to lower values of core deposits more than offsetting the gains in loan and investment values; while the gain of economic value of portfolio equity in a higher interest rate environment is due to higher value of core deposits more than offsetting lower values of fixed rate loans and investments. The Company believes its balance sheet is well positioned if interest rates move higher.

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

Gap Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 93% of the Company’s revenue for the first quarter of 2010, as compared to 89% of the Company’s revenue for the year ended December 31, 2009. As earlier mentioned, the Company’s net interest margin increased in the first quarter of 2010 as compared to the fourth quarter of 2009 by 2 basis points (from 3.96% to 3.98%) due to declines in funding costs more than offsetting declines in the yields on earning assets.

In falling interest rate environments, net interest income is maximized with longer term, higher yielding assets being funded by lower yielding short-term funds, or what is referred to as a negative mismatch or GAP. Conversely, in a rising interest rate environment, net interest income is maximized with shorter term, higher yielding assets being funded by longer-term liabilities or what is referred to as a positive mismatch or GAP. As noted above the Company reduced the duration of the investment portfolio in the first quarter of 2010, with the repricing duration of the loan portfolio remaining low at 1.0 years. On the liability side, the repricing duration of both total deposits and total borrowings was unchanged at 2.5 years and 1.25 years respectively.

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

At March 31, 2010, the Company had a positive  GAP position of 5.5% of total assets out to 12 months; as compared to a positive GAP position of 11.5% of total assets out to 12 months at December 31, 2009.  The change in the GAP position at March 31, 2010 as compared to December 31, 2009 relates primarily to a revised rate assumption for the savings and money market accounts which assumes a 70% sensitivity (i.e. 30% non-rate sensitive) as opposed to a 50% sensitivity (i.e.50% non-rate sensitive) of these accounts at December 31, 2009. This change effectively accelerated the amount of liabilities that were previously repricing in later periods.  The change in the GAP position at March 31, 2010 reflects management taking a more conservative approach on the impacts that higher interest rates might have on retaining these accounts (see above discussion). The current position is well within guideline limits established by the ALCO.

GAP Analysis
March 31, 2010
(dollars in thousands)
Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investments securities	$27,876	$60,453	$70,134	$36,783	$58,494	$253,740
Loans (1)(2)	774,476	108,790	285,414	227,694	31,938	1,428,312
Fed funds and other short-term investments	74,380	-	-	-	-	74,380
Other earning assets	-	13,022	-	-	-	13,022
Total	$876,732	$182,265	$355,548	$264,477	$90,432	$1,769,454	$63,537	$1,832,991

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$8,527	$25,582	$68,217	$68,217	$121,171	$291,714
Interest bearing transaction	34,205	-	7,330	7,330	-	48,865
Savings and money market	436,938	-	93,630	93,629	-	624,197
Time deposits	119,091	216,333	113,283	63,456		512,163
Customer repurchase agreements and fed
funds purchased	97,837	-	-	-	-	97,837
Other borrowings	10,000	10,000	10,000	20,000	9,300	59,300
Total	$706,598	$251,915	$292,460	$252,632	$130,471	$1,634,076	$6,450	$1,640,526
GAP	$170,134	$(69,650)	$63,088	$11,845	$(40,039)	$135,378
Cumulative GAP	$170,134	$100,484	$163,572	$175,417	$135,378

Cumulative gap as percent of total assets	9.28%	5.48%	8.92%	9.57%	7.39%
(1) Includes loans held for sale
(2) Non-accrual loans are included in the over 60 months category

Although NOW accounts are subject to immediate repricing, the Bank’s GAP model has incorporated a repricing schedule to account for a lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate changes in assets.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent in total 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans.  Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.  Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect stockholder returns.

On September 21, 2009, the Company closed on a publicly underwritten offering of 6,731,640 shares of its common stock at $8.20 per share, including 878,040 shares subject to the underwriter's over-allotment option. As a result of the qualifying capital raise, the Company received approval from the U.S. Treasury to reduce by 50% the number of shares of common stock subject to warrants issued to the U.S. Treasury from 770,868 shares to 385,434 shares.  Accordingly, the discount on the Series A Preferred Stock and the warrants were reduced by $946 thousand.  The increase in the discount on the Series A Preferred Stock was a correction to bring the discount accretion in line with the reduced value of the warrants.

The actual capital amounts and ratios for the Company and Bank as of March 31, 2010, December 31, 2009 and March 31, 2009 are presented in the table below:

					For Capital	To Be Well
(dollars in thousands)	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *

As of March 31, 2010
Total capital to risk-weighted assets	$207,346	13.50%	$170,201	11.22%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	180,691	11.77%	151,209	9.97%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	180,691	10.00%	151,209	8.54%	3.0%	5.0%

As of December 31, 2009
Total capital to risk-weighted assets	$203,551	13.57%	$165,809	11.20%	8.0%	10.0%
Tier 1 to risk-weighted assets	177,334	11.82%	147,276	9.95%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	177,334	10.29%	147,276	8.76%	3.0%	5.0%

As of March 31, 2009
Total capital to risk-weighted assets	$163,608	12.43%	$143,731	10.96%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	134,978	10.26%	127,313	9.71%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	134,978	9.06%	127,313	8.56%	3.0%	5.0%

* Applies to Bank only

         Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extension of credit and transfers of assets between the Bank and the Company.  At March 31, 2010, subject to prior approval by the Maryland Commissioner of Financial Regulation, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.  However, until December 5, 2011 or the earlier redemption for the Series A Preferred Stock, the Company is prohibited from increasing the dividend on the common stock without Treasury consent.  Additionally, the ability of the Company to pay dividends or purchase shares of its common stock will be restricted at any time when dividends on the Series A Preferred Stock are in arrears.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk”.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material impact on the financial condition or earnings of the Company.

Item 1A - Risk Factors

There have been no material changes as of March 31, 2010 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities. (b) Use of Proceeds.	None Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Removed and Reserved	None

Item 5 - Other Information

(a) Required 8-K Disclosures (b) Changes in Procedures for Director Nominations	None None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of the Company (3)
4	Warrant to Purchase Common Stock
10.1	1998 Stock Option Plan (4)
10.2	Amended and Restated Employment Agreement between Martha Foulon-Tonat and the Bank (5)
10.3	Amended and Restated Employment Agreement between James H. Langmead and the Bank (6)
10.4	Amended and Restated Employment Agreement between Thomas D. Murphy and the Bank (7)
10.5	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (8)
10.6	Amended and Restated Employment Agreement between Susan G. Riel and the Bank (9)
10.7	2006 Stock Plan (10)
11	Statement Regarding Computation of Per Share Income
See Note 8 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead
_____________________________
(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(3)	Incorporated by reference to the exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(5)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(6)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(7)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(9)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(10	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 7, 2010
	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: May 7, 2010
	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company