Form 10-Q
period 2010-06-30
EAGLE BANCORP INC
filed 2010-08-09
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
( X )             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August  2, 2010, the registrant had 19,653,974 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements
EAGLE BANCORP, INC.
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(dollars in thousands, except per share data)

	June 30,	December 31,
	2010	2009
Assets	(Unaudited)	(Audited)
Cash and due from banks	$23,901	$21,955
Federal funds sold	89,755	88,248
Interest bearing deposits with banks and other short-term investments	8,062	7,484
Investment securities available for sale, at fair value	237,117	235,227
Federal Reserve and Federal Home Loan Bank stock	10,285	10,417
Loans held for sale	24,491	1,550
Loans	1,504,413	1,399,311
Less allowance for credit losses	(21,741)	(20,619)
Loans, net	1,482,672	1,378,692
Premises and equipment, net	8,687	9,253
Deferred income taxes	12,279	12,455
Bank owned life insurance	13,130	12,912
Intangible assets, net	4,277	4,379
Other real estate owned	3,556	5,106
Other assets	19,053	17,826
Total Assets	$1,937,265	$1,805,504

Liabilities
Deposits:
Noninterest bearing demand	$313,812	$307,959
Interest bearing transaction	54,489	59,720
Savings and money market	709,987	582,854
Time, $100,000 or more	314,081	296,199
Other time	185,622	213,542
Total deposits	1,577,991	1,460,274
Customer repurchase agreements
and federal funds purchased	106,104	90,790
Other short-term borrowings	-	10,000
Long-term borrowings	49,300	49,300
Other liabilities	7,127	6,819
Total liabilities	1,740,522	1,617,183

Stockholders' Equity
Preferred stock, par value $.01 per share, shares authorized
1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 23,235 and 23,235, respectively,
discount of $690 and $570, respectively, net	22,493	22,612
Common stock, par value $.01 per share; shares authorized 50,000,000 shares
issued and outstanding 19,652,918 and 19,534,226, respectively	197	195
Warrants	946	946
Additional paid in capital	129,701	129,211
Retained earnings	39,400	33,024
Accumulated other comprehensive income	4,006	2,333
Total stockholders' equity	196,743	188,321
Total Liabilities and Stockholders' Equity	$1,937,265	$1,805,504

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations
For the Six and Three Month Periods Ended June 30, 2010 and 2009 (Unaudited)
 (dollars in thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
Interest Income	2010	2009	2010	2009
Interest and fees on loans	$42,340	$36,683	$21,878	$18,570
Interest and dividends on investment securities	3,715	3,768	1,738	1,839
Interest on balances with other banks and short-term investments	59	37	26	18
Interest on federal funds sold	83	11	47	5
Total interest income	46,197	40,499	23,689	20,432
Interest Expense
Interest on deposits	8,855	10,609	4,317	5,052
Interest on customer repurchase agreements
and federal funds purchased	378	574	195	293
Interest on short-term borrowings	27	168	9	123
Interest on long-term borrowings	1,097	1,365	551	644
Total interest expense	10,357	12,716	5,072	6,112
Net Interest Income	35,840	27,783	18,617	14,320
Provision for Credit Losses	3,790	3,284	2,101	1,718
Net Interest Income After Provision For Credit Losses	32,050	24,499	16,516	12,602

Noninterest Income
Service charges on deposits	1,486	1,455	756	717
Gain on sale of loans	251	658	197	527
Gain on sale of investment securities	573	1,537	573	1,405
Increase in the cash surrender value of bank owned life insurance	217	230	107	116
Other income	705	655	377	338
Total noninterest income	3,232	4,535	2,010	3,103
Noninterest Expense
Salaries and employee benefits	11,644	10,349	5,969	5,044
Premises and equipment expenses	4,704	3,702	2,612	1,827
Marketing and advertising	528	557	281	242
Data processing	1,258	1,122	643	575
Legal, accounting and professional fees	1,526	1,377	952	787
FDIC insurance	1,335	1,915	701	1,474
Other expenses	3,605	2,844	1,979	1,624
Total noninterest expense	24,600	21,866	13,137	11,573
Income Before Income Tax Expense	10,682	7,168	5,389	4,132
Income Tax Expense	3,844	2,442	1,942	1,481
Net Income	6,838	4,726	3,447	2,651
Preferred Stock Dividends and Discount Accretion	644	1,172	324	589
Net Income Available to Common Shareholders	$6,194	$3,554	$3,123	$2,062

Earnings Per Common Share
Basic	$0.32	$0.28	$0.16	$0.16
Diluted	$0.31	$0.28	$0.16	$0.16

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Month Periods Ended June 30, 2010 and 2009 (Unaudited)
 (dollars in thousands, except per share data)

						Accumulated
						Other	Total
	Preferred	Common		Additional Paid	Retained	Comprehensive	Stockholders'
	Stock	Stock	Warrants	in Capital	Earnings	Income	Equity
Balance, January 1, 2010	$22,612	$195	$946	$129,211	$33,024	$2,333	$188,321
Comprehensive Income
Net Income					6,838		6,838
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						2,040	2,040
Less: reclassification adjustment for gains net of taxes of $206 included in net income						(367)	(367)
Total Comprehensive Income							8,511
Stock-based compensation				302			302
Exercise of options for 53,039 shares of common stock		2		130			132
Tax benefit on non-qualified options exercise				74			74
Capital raise issuance cost				(16)			(16)
Preferred stock:
Preferred stock dividends					(581)		(581)
Discount accretion	(119)				119		-
Balance, June 30, 2010	$22,493	$197	$946	$129,701	$39,400	$4,006	$196,743

Balance, January 1, 2009	$36,312	$127	$1,892	$76,822	$24,866	$2,352	$142,371
Comprehensive Income
Net Income					4,726		4,726
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						(271)	(271)
Less: reclassification adjustment for gains net of taxes of $553 included in net income						(984)	(984)
Total Comprehensive Income							3,471
Stock-based compensation				277			277
Preferred stock dividends					(850)		(850)
Preferred stock:
Issuance costs	(21)						(21)
Discount accretion	167				(167)		-
Balance, June 30, 2009	$36,458	$127	$1,892	$77,099	$28,575	$1,097	$145,248

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2010 and 2009 (Unaudited)
 (dollars in thousands, except per share data)

	2010	2009
Cash Flows From Operating Activities:
Net income	$6,838	$4,726
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Provision for credit losses	3,790	3,284
Depreciation and amortization	1,327	1,130
Gains on sale of loans	(251)	(658)
Origination of loans held for sale	(41,222)	(72,270)
Proceeds from sale of loans held for sale	18,532	65,144
Net increase in cash surrender value of BOLI	(218)	(230)
Decrease (increase) deferred income taxes	176	(1,298)
Net loss on sale of other real estate owned	245	158
Net gain on sale of investment securities	(573)	(1,537)
Stock-based compensation expense	302	277
Excess tax benefit from stock-based compensation	(74)	-
Increase in other assets	516	(3,723)
Increase in other liabilities	308	13,291
Net cash (used in) provided by operating activities	(10,304)	8,294
Cash Flows From Investing Activities:
Increase (decrease) in interest bearing deposits with other banks
and short term investments	(578)	63
Purchases of available for sale investment securities	(46,218)	(98,915)
Proceeds from maturities of available for sale securities	28,725	37,871
Proceeds from sale/call of available for sale securities	16,176	53,505
Purchases of federal reserve and federal home loan bank stock	-	(4,185)
Proceeds from repurchase of federal reserve and federal home loan bank stock	132	4,630
Net increase in loans	(108,220)	(49,791)
Proceeds from sale of other real estate owned	1,755	667
Bank premises and equipment acquired	(669)	(617)
Net cash used in investing activities	(108,897)	(56,772)
Cash Flows From Financing Activities:
Increase in deposits	117,717	118,850
Increase in customer repurchase agreements and
federal funds purchased	15,314	13,361
Decrease in other short-term borrowings	(10,000)	(25,000)
Increase in long-term borrowings	-	(30,000)
Payment of dividends on preferred stock	(581)	(850)
Proceeds from exercise of stock options	130	-
Excess tax benefit from stock-based compensation	74	-
Net cash provided by financing activities	122,654	76,361
Net Increase In Cash and Cash Equivalents	3,453	27,883
Cash and Cash Equivalents at Beginning of Period	110,203	27,348
Cash and Cash Equivalents at End of Period	$113,656	$55,231
Supplemental Cash Flows Information:
Interest paid	$10,623	$10,562
Income taxes paid	$4,517	$3,096
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$450	$2,300

See notes to consolidated financial statements.

 EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

1. BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the “Company”), EagleBank (the “Bank”), Eagle Commercial Ventures LLC (“ECV”) and Bethesda Leasing, LLC with all significant intercompany transactions eliminated.

The consolidated financial statements of the Company included herein are unaudited.  The consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2009 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences could be material to the financial statements.

2. NATURE OF OPERATIONS

The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland, Washington, D.C. and Fairfax County in Northern Virginia.  The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan’s origination. The Bank offers its products and services through thirteen banking offices and various electronic capabilities, including remote deposit services. Bethesda Leasing, LLC, direct subsidiary of the Company holds title to and manages Other Real Estate Owned (“OREO”) assets.  ECV, a direct subsidiary of the Company provides subordinated financing for the acquisition, development and construction of real estate projects, where the primary financing is provided by the Bank. Prior to the formation of ECV, the Company engaged directly in occasional subordinated financing transactions, which involve higher levels of risk, together with commensurate returns. Refer to Note 4 – Higher Risk Lending – Revenue Recognition below.

3. CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold (items with an original maturity of three months or less).

4. HIGHER RISK LENDING – REVENUE RECOGNITION

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in  AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2010 and 2009 (although normal interest income was recorded) and had one higher risk lending transaction outstanding as of June 30, 2010 and December 31, 2009, amounting to $1.5 million and $1.6 million, respectively.

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

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are subject to impairment testing at least annually, or when events or changes in circumstances indicate the assets might be impaired.  Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.  The Company’s testing of potential impairment of intangible assets at December 31, 2009, resulted in no impairment being recorded.

7. CUSTOMER REPURCHASE AGREEMENTS

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same securities.  Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities.  The agreements are entered into primarily as accommodations for large commercial deposit customers.  The obligation to repurchase the securities is reflected as a liability in the Company’s Consolidated Balance Sheets, while the securities underlying the securities sold under agreements to repurchase remain in the respective assets accounts and are delivered to and held as collateral in segregated accounts by third parties.

8. INVESTMENT SECURITIES AVAILABLE FOR SALE

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$91,239	$1,264	$3	$92,500
Mortgage backed securities	100,138	4,318	23	104,433
Municipal bonds	38,627	1,273	98	39,802
Other equity investments	437	-	55	382
	$230,441	$6,855	$179	$237,117

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$75,980	$412	$285	$76,107
Mortgage backed securities	122,076	3,501	181	125,396
Municipal bonds	32,845	717	237	33,325
Other equity investments	436	-	37	399
	$231,337	$4,630	$740	$235,227

Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$3,004	$3	$-	$-	$3,004	$3
Mortgage backed securities	3,107	23	-	-	3,107	23
Municipal bonds	2,436	66	2,297	32	4,733	98
Other equity investments	-	-	123	55	123	55
	$8,547	$92	$2,420	$87	$10,967	$179

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$37,357	$285	$-	$-	$37,357	$285
Mortgage backed securities	11,681	181	-	-	11,681	181
Municipal bonds	13,850	237	-	-	13,850	237
Other equity investments	140	37	-	-	140	37
	$63,028	$740	$-	$-	$63,028	$740

The unrealized losses that exist are generally the result of changes in market interest rates and spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.8% of total investment securities, is relatively short at 2.8 years. The gross unrealized loss on other equity investments represents common stock of five local banking companies owned by the Company, and traded on a broker “bulletin board” exchange. The estimated fair value is determined by broker quoted prices. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2010 represent an other-than-temporary impairment.  The unrealized gross losses that exist on the debt and equity securities are the result of market changes in interest rates since the original purchase and widening interest rate spreads on debt and common stock issues.  The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity. In addition, at June 30, 2010, the Company held $10.3 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks which are held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available for sale by contractual maturity are shown in the table below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. Government agency securities maturing:
One year or less	$15,392	$15,461	$8,095	$8,186
After one year through five years	75,847	77,039	67,885	67,921
Mortgage backed securities	100,138	104,433	122,076	125,396
Municipal bonds maturing:
Five years through ten years	5,252	5,417	3,023	3,072
After ten years	33,375	34,385	29,822	30,253
Other equity investments	437	382	436	399
	$230,441	$237,117	$231,337	$235,227

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2010 was $175 million. As of June 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities, that exceeded ten percent of stockholders’ equity.

9. ACCOUNTING STANDARDS UPDATE

Accounting Standards Update (ASU) No. 2010-20, “Receivables” (Topic 830) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

10. EARNINGS PER SHARE

The calculation of net income per common share for the six and three months ended June 30 was as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(dollars and shares in thousands)	2010	2009	2010	2009
Basic:
Net income available to common shareholders	$6,194	$3,554	$3,123	$2,062
Average common shares outstanding	19,625	12,747	19,641	12,750
Basic net income per common share	$0.32	$0.28	$0.16	$0.16

Diluted:
Net income available to common shareholders	$6,194	$3,554	$3,123	$2,062
Average common shares outstanding	19,625	12,747	19,641	12,750
Adjustment for common share equivalents	381	70	431	137
Average common shares outstanding-diluted	20,006	12,817	20,072	12,887
Diluted net income per common share	$0.31	$0.28	$0.16	$0.16

Anti-dilutive shares	337,324	1,607,261	336,224	804,597

11. STOCK-BASED COMPENSATION

The Company maintains the 1998 Stock Option Plan (“1998 Plan”) and the 2006 Stock Plan (“2006 Plan”), and, in connection with the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) and its subsidiary Fidelity & Trust Bank (F&T Bank”), assumed the Fidelity 2004 Long Term Incentive Plan and 2005 Long Term Incentive Plan (the “Fidelity Plans”). No additional options may be granted under the 1998 Plan or the Fidelity Plans.

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

In January 2010, the Company awarded 81,600 shares of restricted stock to employees, senior officers and to a Director.  Of the total restricted stock awarded, 17,464 shares vest in five substantially equal installments beginning on the date of grant. The Company awarded 31,247 shares that vest 100% upon the later of the date of repayment in full of all financial assistance received by the Company under the Troubled Asset Relief Program Capital Purchase Program (the “Capital Purchase Program”) or on January 21, 2012. The remaining 32,889 shares vest 60% upon the second anniversary of the date of grant and 20% on the third and fourth anniversaries of the date of grant or upon the later date of repayment in full of all financial assistance received by the Company under Capital Purchase Program.

In April 2010, the Company awarded two employees options to purchase 5,000 shares under the 2006 Plan which have five-year terms and vest in five substantially equal installments on the first through fifth anniversaries of the date of grant.

Below is a summary of changes in shares under option plans for the six months ended June 30, 2010 and 2009. The information excludes restricted stock units and awards.

	Six Months Ended June 30,
	2010		2009
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Beginning Balance	1,234,181	$2.56	1,036,994	$2.58
Issued	5,000	5.52	316,937	2.00
Exercised	(33,265)	1.50	-	-
Forfeited	(1,966)	2.05	(3,980)	2.24
Expired	(26,488)	2.65	(10,936)	3.17
Ending Balance	1,177,462	2.60	1,339,015	2.44

The following summarizes information about stock options outstanding at June 30, 2010. The information excludes restricted stock units and awards.

Outstanding:			Weighted-Average
Range of	Stock Options	Weighted-Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$2.98 - $8.10	450,387	$6.22	6.02
$8.11 - $11.07	262,711	10.18	3.93
$11.08 - $15.43	222,906	12.76	3.50
$15.44 - $26.86	241,458	22.05	4.25
	1,177,462	11.59	4.71

Exercisable:
Range of	Stock Options	Weighted-Average
Exercise Prices	Exercisable	Exercise Price
$2.98 - $8.10	203,787	$6.01
$8.11 - $11.07	253,209	10.21
$11.08 - $15.43	190,406	12.90
$15.44 - $26.86	227,023	22.37
	874,425	12.97

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the six months ended June 30, 2010 and the years ended December 31, 2009, and 2008.

	Six Months Ended	Year Ended	Year Ended
	June 30, 2010	2009	2008
Expected Volatility	51.2% - 51.2%	25.9% - 58.0%	23.7% - 43.6%
Weighted-Average Volatility	51.19%	26.74%	30.28%
Expected Dividends	0.0%	0.0%	0.9%
Expected Term (In years)	5.0 - 5.0	3.5 - 8.5	3.0 - 9.0
Risk-Free Rate	1.01%	0.84%	2.55%
Weighted-Average Fair Value (Grant date)	$5.52	$2.06	$1.30

 The expected lives are based on the “simplified” method allowed by ASC Topic 718“Compensation”, whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

The total intrinsic value of outstanding stock options was $2.9 million at June 30, 2010. The total intrinsic value of stock options exercised during the six months ended June 30, 2010 was $269 thousand. No options were exercised during the six months ended June 30, 2009. The total fair value of stock options vested was $348 thousand and $203 thousand for the six months ended June 30, 2010 and 2009, respectively.

The Company recognized $302 thousand and $277 thousand in stock-based compensation expense for the six months ended June 30, 2010 and 2009, respectively which is included in salaries and employee benefits. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock based compensation expense related to all stock-based awards totaled $1.6 million at June 30, 2010. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.93 years.

The Company has outstanding restricted stock award grants from the 2006 Plan at June 30, 2010.  Unrecognized stock based compensation expense related to restricted stock awards totaled $928 thousand at June 30, 2010. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.88 years.  The following table summarizes the unvested restricted stock awards outstanding at June 30, 2010 and 2009 and the restricted stock units at June 30, 2009, which were performance based, and which were not outstanding at June 30, 2010:

	June 30, 2010
	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	7,642	$15.21	49,585	$6.88
Issued	-	-	81,600	10.35
Forfeited	(3,817)	15.21	(116)	10.35
Vested	(3,825)	15.21	(15,897)	7.77
Unvested at End	-	$-	115,172	$9.21

	June 30, 2009
	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	7,642	$15.21	-	$-
Issued	-	-	49,585	6.88
Forfeited	-	-	-	-
Vested	-	-	-	-
Unvested at End	7,642	$15.21	49,585	$6.88

12. FAIR VALUE MEASUREMENTS

The measurement of fair value under GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs.  This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis comprised the following at June 30, 2010:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)

Investment securities available for sale:
U. S. Government agency securities	$-	$92,500	$-	$92,500
Mortgage backed securities	-	104,433	-	104,433
Municipal bonds	-	39,802	-	39,802
Other equity investments	123	-	259	382
Residential mortgage loans held for sale	-	24,491	-	24,491

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

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

(dollars in thousands)	Available For Sale Securities
Balance, January 1, 2010	$258
Total realized and unrealized gains and losses:
Included in net income	-
Included in other comprehensive income	1
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Balance, June 30, 2010	$259

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There are no liabilities which the Company measures at fair value on a nonrecurring basis.  Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)

Impaired loans:
Commercial	$-	$2,215	$2,092	$4,307
Investment - commercial real estate	-	3,574	560	4,134
Owner occupied - commercial real estate		6,944	440	7,384
Construction - commercial and residential	-	9,611	2,762	12,373
Home equity	-	-	16	16
Other consumer	-	-	251	251
Other real estate owned	-	3,556	-	3,556

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the collateral value, the market value of similar debt, the enterprise value, the liquidation value and the discounted cash flow value. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The fair value of the Company’s other real estate owned when determined using current appraisals, within the last twelve months, and which includes estimated costs to sell is recorded as nonrecurring Level 2.  When the appraisal is older than twelve months or management determines the fair value of the real estate owned is further impaired below the appraised value and there is no observable market price, the Company records the real estate owned as nonrecurring Level 3.

The following table presents the estimated fair values of financial assets and liabilities on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or non-recurring basis:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$23,901	$23,901	$21,955	$21,955
Interest bearing deposits with other banks	8,062	8,062	7,484	7,484
Federal funds sold	89,755	89,755	88,248	88,248
Investment securities	237,117	237,117	235,227	235,227
Federal Reserve and Federal Home Loan Bank stock	10,285	10,285	10,417	10,417
Loans held for sale	24,491	24,491	1,550	1,550
Loans	1,504,413	1,504,645	1,399,311	1,398,043
Other earning assets	13,130	13,130	12,912	12,912

Liabilities:
Noninterest bearing deposits	313,812	313,812	307,959	307,959
Interest bearing deposits	1,264,179	1,265,524	1,152,315	1,155,583
Customer repurchase agreements and federal funds purchased	106,104	106,104	90,790	90,790
Borrowings	49,300	51,354	59,300	63,690

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

The following methods and assumptions were used to estimate the fair value of each category of financial instrument for which it is practicable to estimate value:

Cash due from banks and federal funds sold: For cash and due from banks, and federal funds sold the carrying amount approximates fair value.

Interest bearing deposits with other banks: Values are estimated by discounting the future cash flows using the current rates at which similar deposits would be earning.

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

Loans: For variable rate loans that re-price on a scheduled basis, fair values are based on carrying values.  The fair value of the remaining loans are estimated by discounting the estimated future cash flows using the current interest rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term.

Other earning assets: The fair value of bank owned life insurance is the current cash surrender value which is the carrying value.

Noninterest bearing deposits: The fair value of these deposits is the amount payable on demand at the reporting date, since generally accepted accounting standards do not permit an assumption of core deposit value.

Interest bearing deposits: The fair value of interest bearing transaction, savings, and money market deposits with no defined maturity is the amount payable on demand at the reporting date, since generally accepted accounting standards do not permit an assumption of core deposit value.

The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits would be accepted.

Customer repurchase agreements and federal funds purchased: The carrying amount approximate the fair values at the reporting date.

Borrowings: The carrying amount for variable rate borrowings approximate the fair values at the reporting date. The fair value of fixed rate Federal Home Loan Bank advances and the subordinated debentures are estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms. The fair value of variable rate Federal Home Loan Bank advances is estimated to be carrying value since these liabilities are based on a spread to a current pricing index.

13. STOCKHOLDERS’ EQUITY

On December 5, 2008, the Company entered into and consummated a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued 38,235 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $38,235,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. On December 23, 2009, the Company redeemed 15,000 shares of Series A Preferred Stock for an aggregate redemption price of $15,079,166, including accrued but unpaid dividends on the shares.  Following the repurchase, 23,235 shares of Series A Preferred Stock remain outstanding, held by the Treasury. The Company accrued dividends on the preferred stock and recognized the discount accretion of $324 thousand and $644 thousand for the three and six months ended June 30, 2010 reducing net income available to common stockholders to $3.1 million ($0.16 per basic and diluted common share) and $6.2 million ($0.32 per basic common share and $0.31 diluted common share) for the three and six months ended June 30, 2010, respectively.

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

GENERAL

The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through EagleBank, its wholly owned banking subsidiary, a Maryland-chartered bank which is a member of the Federal Reserve System (the “Bank”). The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has seven offices serving Montgomery County, Maryland, five offices in the District of Columbia, and one office in Fairfax County, Virginia.

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

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.

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

The allowance for credit losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two principles of accounting: (a) ASC Topic 450, “Contingencies”, which requires that losses be accrued when they are probable of occurring and are estimable and (b) ASC Topic 310, “Receivables”, which requires that losses be accrued when it is probable that the Company will not collect all principal and interest payments according to the contractual terms of the loan. The loss, if any, can be determined by the difference between the loan balance and the value of collateral, the present value of expected future cash flows, or values observable in the secondary markets.

Three components comprise our allowance for credit losses: a specific allowance, a formula allowance and a nonspecific or environmental factors allowance. Each component is determined based on estimates that can and do change when actual events occur.

The specific allowance allocates a reserve to identified impaired loans.  Impaired loans are assigned specific reserves based on an impairment analysis. Under ASC Topic 310, “Receivables”, a loan for which reserves are individually allocated may show deficiencies in the borrower’s overall financial condition, payment record, support available from financial guarantors and for the fair market value of collateral. When a loan is identified as impaired, a specific reserve is established based on the Company’s assessment of the loss that may be associated with the individual loan.

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

The Company follows the provisions of ASC Topic 718,“Compensation”, which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock, and performance based shares.  This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company’s practice is to utilize reasonable and supportable assumptions.

In accounting for the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) and Fidelity & Trust Bank (“F&T Bank”), the Company followed the provisions of ASC Topic 805 “Business Combinations”, which mandates the use of the purchase method of accounting and AICPA Statement of Position Topic ASC - 310, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.  Accordingly, the tangible assets and liabilities and identifiable intangibles acquired were recorded at their respective fair values on the date of acquisition, with any impaired loans acquired being recorded at fair value outside the allowance for credit losses. The valuation of the loan and time deposit portfolios acquired were made by independent analysis for the difference between the instruments stated interest rates and the instruments current origination interest rate, with premiums and discounts being amortized to interest income and interest expense to achieve an effective market interest rate. An identified intangible asset related to core deposits was recorded based on independent valuation. Deferred tax assets were recorded for the future value of a net operating loss and for the tax effect of timing differences between the accounting and tax basis of assets and liabilities. The Company recorded an unidentified intangible (goodwill) for the excess of the purchase price of the acquisition (including direct acquisition costs) over the fair value of net tangible and identifiable intangible assets acquired.

RESULTS OF OPERATIONS

Earnings Summary

For the six months ended June 30, 2010, the Company reported net income of $6.8 million, a 45% increase over the $4.7 million for the six months ended June 30, 2009. Net income available to common shareholders (which is after accrual of preferred stock dividends) was $6.2 million ($0.32 per basic common share and $0.31 per diluted common share), as compared to $3.6 million ($0.28 per basic and diluted common share) for the same six month period in 2009, a 74% increase.

For the three months ended June 30, 2010 the Company’s net income was $3.4 million, a 30% increase over the $2.7 million for the same three months in 2009. Net income available to common shareholders was $3.1 million ($0.16 per basic  and diluted common share) for the quarter ended June 30, 2010, compared to $2.1 million ($0.16 per basic and diluted common share) for the quarter ended June 30, 2009, a 52% increase.

The increase in net income for the six and three months ended June 30, 2010 can be attributed primarily to an increase in net interest income of 29% and 30%, respectively, as compared to the same period in 2009.  Net interest income growth was due to both growth in average earning assets of 22% and 24% for the six and three months ended June 30, 2010, respectively, as compared to 2009, and to expansion of the net interest margin.

The Company had an annualized return on average assets of 0.75% and an annualized return on average common equity of 7.35% for the first six months of 2010, as compared to annualized returns on average assets and average common equity of 0.63% and 6.81%, respectively, for the same six month period in 2009.

For the three months ended June 30, 2010, the Company had an annualized return on average assets of 0.73% and an annualized return on average common equity of 7.30%, as compared to annualized returns on average assets and average common equity of 0.70% and 7.71%, respectively,  for the same period in 2009.

The Company’s earnings are largely dependent on net interest income, which represented 92% of total revenue (i.e. net interest income plus non-interest income) for the six months ended June 30, 2010 compared to 86% for the same period in 2009.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets increased from 3.83% for the six months ended June 30, 2009 to 4.04% for the six months ended June 30, 2010. The higher margin in the first six months of 2010 as compared to the same period of 2009 was due to lower funding costs for both deposits and borrowings more than offsetting declines in earning asset yields. Substantially higher average federal funds sold during the six months ended June 30, 2010, as compared to the same period ended in 2009, contributed to the lower earning asset yields, as did lower yields on investment securities, due to lower market interest rates. The benefit of noninterest sources funding earning assets declined by 13 basis points to 37 basis points for the six months ended June 30, 2010 as compared to 50 basis points for the same period in 2009, which effect was due to lower market interest rates in the current period as compared to 2009. Additionally, while the average rate on earning assets for the six months ended June 30, 2010, as compared to the same period in 2009 decreased by 38 basis points from 5.59% to 5.21%, the cost of interest bearing liabilities decreased by 72 basis points from 2.26% to 1.54%, resulting in a net interest spread of 3.67% for the six months ended June 30, 2010, as compared to 3.33% for the same period in 2009, an increase of 34 basis points. The combination of a 34 basis point increase in the net interest spread and a 13 basis point decline in the value of noninterest sources resulted in the 21 basis point increase in the net interest margin.

For the three months ended June 30, 2010 and 2009, average interest bearing liabilities were 75% and 78%, respectively, of average earning assets.  Additionally, while the average rate on earning assets for the three months ended June 30, 2010 declined by 36 basis points from 5.58% to 5.22%, as compared to 2009, the cost of interest bearing liabilities decreased by 67 basis points from 2.15% to 1.48%, resulting in a increase in the net interest spread of 31 basis points from 3.43% for the quarter ended June 30, 2009 to 3.74% for the three months ended June 30, 2009. The net interest margin increased 19 basis points from 3.91% for the three months ended June 30, 2009 to 4.10% for the three months ended June 30, 2010. The 12 basis point difference between the net interest spread improvement of 31 basis points and the net interest margin improvement of 19 basis points was due to lower market interest rates in the current period reducing the benefit of noninterest funding sources from 48 basis points to 36 basis points.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates have declined. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents the most significant component of the Company’s revenues.

Due to favorable core deposit growth over the past twelve months, the need to meet loan funding objectives has not required the use of alternative funding sources, such as Federal Home Loan Bank (“FHLB”) advances, correspondent bank lines of credit and brokered time deposits, the balances of which have declined since June 30, 2009.  The major component of the growth in core deposits has been growth in a special money market account originally promoted through advertisements, but which is now promoted primarily through direct sales effort by the business development staff.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased from 88% of average earning assets in the first six months of 2009 to 81% of average earning assets for the same period of 2010. The decrease in average loans as a percentage of other earning assets is due to the growth in the securities portfolio and other earning assets resulting from higher levels of growth in deposits as compared to loans over the past twelve months. Average loans increased $159 million, a 12% increase, and average deposits increased by $340 million, a 29% increase in the first six months of 2010 as compared to the same period in 2009.  The increase in average loans in 2010 as compared to 2009 is primarily attributable to growth in income-producing commercial real estate loans and commercial and industrial loans. The increase in average deposits in 2010 as compared to 2009 is primarily attributable to noninterest bearing and money market deposits. Investment securities for the first six months of 2010 amounted to 14% of average earning assets, an increase of 3% from an average of 11% for the same period in 2009. Federal funds sold averaged 4% of average earning assets in the first six months of 2010 as compared to 0.6% for the same period in 2009.

For the three months ended June 30, 2010, average loans were 82% of average earning assets as compared to 88% for the same period in 2009. Average loans increased $82 million (6%) and average deposits increased $57 million (4%) during the three months ended June 30, 2010 as compared to the first quarter of 2010. The increase in average loans in the second quarter of 2010 as compared to the second quarter of 2009 is primarily attributable to growth in income-producing commercial real estate loans and commercial and industrial loans. Increases in average deposits in the second quarter of 2010, as compared to the second quarter of 2009, is attributable to growth in both noninterest bearing demand deposits and money market accounts.  Average investment securities for the three months ended June 30, 2010 amounted to 14% of average earning assets, an increase of 3% from an average of 11%

for the same period in 2009. Average federal funds sold averaged 4.1% of average earning assets for the three months ended June 30, 2010 as compared to 0.6% for the same period in 2009, due to higher average deposit growth.

The provision for credit losses was $3.8 million for the first six months of 2010 as compared to $3.3 million in 2009. The higher provisioning in 2010 as compared to 2009 is attributable to both higher amounts of loan growth in the first six months of 2010 compared to 2009, and to slightly higher net charge-offs in 2010 as compared to 2009. For the six months ended June 30, 2010, net charge-offs totaled $2.7 million (0.37% of average loans) compared to $2.1 million (0.32% of average loans) for the six months ended June 30, 2009. Net charge-offs in the six  months ended June 30, 2010 were attributable to charge-offs in the unguaranteed portion of SBA loans ($652 thousand), commercial and industrial loans ($954 thousand), commercial real estate loans ($1.1 million), and consumer loans ($9 thousand).

The provision for credit losses was $2.1 million for the three months ended June 30, 2010 as compared to $1.7 million for the three months ended June 30, 2009.  The higher provisioning in the second quarter of 2010, as compared to the second quarter of 2009, is primarily attributable to loan growth.  Net charge-offs of $1.4 million represented 0.38% of average loans  in the second quarter of 2010, as compared to  $1.1 million or  0.35%  of average loans  in the second quarter of 2009. Net charge-offs in the second quarter of 2010 were attributable to charge-offs in the unguaranteed portion of SBA loans ($545 thousand), commercial and industrial loans ($303 thousand), commercial real estate loans ($552 thousand), and consumer loans ($5 thousand).

At June 30, 2010, the allowance for credit losses represented 1.45% of loans outstanding, as compared to 1.50% at June 30, 2009 and 1.47% at December 31, 2009. The allowance for credit losses was 86% of nonperforming loans at June 30, 2010, as compared to 63% at June 30, 2009 and 94% at December 31, 2009.  The two basis point decline in the allowance for credit losses at June 30, 2010 as compared to March 31, 2010 is based upon the incorporation of consistently low levels of historical losses in the reserve methodology.  The higher coverage ratio at June 30, 2010 as compared to the same period in 2009 is due primarily to increases in the allowance for credit losses over the past year and a decline in the level of nonperforming loans, from $31 million at June 30, 2009 to $25.3 million at June 30, 2010.

Total noninterest income for the six months of 2010 was $3.2 million compared to $4.5 million in 2009, a decrease of 29%. This decrease was due primarily to a $964 thousand decline in gains on the sale of investment securities. Investment gains realized in both the first six months of 2010 and 2009 were the result of asset/liability management decisions to reduce call risk in the portfolio of U.S. Agency securities, and to mitigate potential extension risk in longer-term mortgage backed securities. Also contributing to lower noninterest income in the first six months of 2010 compared to 2009 was a decline of $407 thousand in gains on the sale of loans; as gains on the sale of SBA loans increased $73 thousand while gains on the sale of residential mortgages decreased $480 thousand. The Company expanded its residential mortgage banking division in the second quarter of 2010 and anticipates higher amounts of noninterest income from the origination and sale of residential mortgage loans for the remainder of 2010.

Total noninterest income for the three months ended June 30, 2010 decreased to $2.0 million from $3.1 million for the three months ended June 30, 2009, a 35% decrease. This decrease was due primarily to an $832 thousand decline in gains on the sale of investment securities. Gains recorded in both periods were the result of asset/liability management decisions to reduce call risk in the portfolio of U.S. Agency securities, and to mitigate potential extension risk in longer-term mortgage backed securities. Also contributing to lower noninterest income in 2010 compared to 2009 was a $330 thousand decline in gains on the sale of loans. Gains on the sale of SBA loans increased $57 thousand while gains on the sales of residential mortgages decreased $387 thousand.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 62.96% for the first six months of 2010, as compared to 67.66% for the six months ended June 30, 2009, as the Company has enhanced its productivity. Cost control remains a key operating objective of the Company. Total noninterest expenses were $24.6 million for the first six months of 2010, as compared to $21.9 million for 2009, a 13% increase primarily comprised of salaries and benefits expense of $1.3 million, reflecting in part the expansion of the residential mortgage banking division, premises and equipment expenses of $1.0 million, other expenses of $761 thousand, legal, accounting and professional fees of $149 thousand, and data processing costs of $136 thousand.

Premises and equipment expenses include approximately $595 thousand due to the acceleration of the remaining lease term for the closure of the Sligo branch in Silver Spring, Maryland in April, 2010. The decrease in the FDIC insurance of $580 thousand resulted from a special assessment of approximately $723 thousand recorded in the second quarter of 2009.

Total noninterest expenses were $13.1 million for the three months ended June 30, 2010, as compared to $11.6 million for the three months ended June 30, 2009, a 14% increase.  Higher costs were incurred for salaries and benefits of $925 thousand, premises and equipment expenses of $785 thousand, other expenses of $355 thousand, legal, accounting and professional fees of $165 thousand, data processing of $68 thousand, and marketing and advertising of $39 thousand. Premises and equipment expenses include approximately $595 thousand due to the acceleration of the remaining lease term for the closure of the Sligo branch in Silver Spring, Maryland in April, 2010. The decrease in the FDIC insurance of $773 thousand resulted from a special assessment of approximately $723 thousand recorded in the second quarter of 2009.Finally, a portion of the increase in other expenses is due to the operating and disposition costs of OREO. The efficiency ratio was 63.69% for the second quarter of 2010, as compared to 66.42% for the second quarter of 2009, as the Company has enhanced its productivity. As compared to the first quarter of 2010, the second quarter efficiency ratio was slightly elevated (from 62.15% to 63.69%) due largely to additional staffing in the residential mortgage banking division (see above discussion), and to additional other lending personnel.

For the six months ended June 30, 2010 as compared to 2009, the increase in net interest income from increased volumes and a higher net interest margin, offset by the combination of a higher provision for credit losses, lower levels of noninterest income, higher levels of noninterest expenses and the preferred stock dividend, resulted in an increase in net income available to common stockholders.

The ratio of common equity to total assets increased from 6.73% for the first six months of 2009 to 8.96% for the first six months of 2010, primarily as a result of the common stock offering completed in September 2009.  As discussed below, the capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans and investment securities.  The cost of funds represents interest expense on deposits, customer repurchase agreements and other borrowings. Noninterest bearing deposits and capital are other components representing funding sources (refer to discussion above under Results of Operations). Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income for the first six months of 2010 was $35.8 million compared to $27.8 million for the first six months of 2009, an increase of 29%. For the six months ended June 30, 2010, the net interest margin was 4.04% as compared to 3.83% for the six months ended June 30, 2009, an increase of 21 basis points. The higher margin for the first six months of 2010 as compared to the same period of 2009 was due to lower funding costs for both deposits and borrowings more than offsetting modest declines in earning asset yields. The Company’s net interest margin remains favorable to peer banking companies.

For the three months ended June 30, 2010 and 2009, net interest income was $18.6 million and $14.3 million, respectively, an increase of 30%. For the three months ended June 30, 2010, the net interest margin was 4.10% as compared to 3.91% for the three months ended June 30, 2009, an increase of 19 basis points.

The Company’s net interest margin for quarter ended June 30, 2010 increased by 12 basis points from 3.98% for the first quarter of 2010 and increased by 14 basis points from 3.96% for the quarter ended December 31, 2009. The higher margin in the second quarter of 2010 as compared to the first quarter of 2010 and the fourth quarter of 2009 was due to both lower funding costs for both deposits and borrowings more than offsetting declines in earning asset yields.

The tables below present the average balances and rates of the various categories of the Company’s assets and liabilities for the three and six months ended June 30, 2010 and 2009.  Included in the tables is a measurement of interest rate spread and margin.  Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

	Three Months Ended June 30,
(dollars in thousands)	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$7,683	$26	1.36%	$2,450	$18	2.95%
Loans (1) (2) (3)	1,489,325	21,878	5.89%	1,297,634	18,570	5.74%
Investment securities available for sale (3)	250,276	1,738	2.79%	159,064	1,839	4.64%
Federal funds sold	74,659	47	0.25%	9,148	5	0.22%
Total interest earning assets	1,821,943	23,689	5.22%	1,468,296	20,432	5.58%

Total noninterest earning assets	81,188			69,756
Less: allowance for credit losses	21,370			19,073
Total noninterest earning assets	59,818			50,683
TOTAL ASSETS	$1,881,761			$1,518,979

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$53,448	$53	0.40%	$50,709	$41	0.32%
Savings and money market	673,794	2,046	1.22%	326,344	1,325	1.63%
Time deposits	495,727	2,218	1.79%	564,193	3,686	2.62%
Total interest bearing deposits	1,222,969	4,317	1.42%	941,246	5,052	2.15%
Customer repurchase agreements and federal funds purchased	96,841	195	0.81%	107,933	293	1.09%
Other short-term borrowings	5,099	9	0.71%	39,286	123	1.26%
Long-term borrowings	49,300	551	4.48%	52,260	644	4.94%
Total interest bearing liabilities	1,374,209	5,072	1.48%	1,140,725	6,112	2.15%

Noninterest bearing liabilities:
Noninterest bearing demand	306,529			223,732
Other liabilities	6,157			9,030
Total noninterest bearing liabilities	312,686			232,762

Stockholders’ equity	194,866			145,492
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,881,761			$1,518,979

Net interest income		$18,617			$14,320
Net interest spread			3.74%			3.43%
Net interest margin			4.10%			3.91%

(1)	Includes loans held for sale.
(2)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $705 thousand and $439 thousand for the three months ended June 30, 2010 and 2009, respectively.

(3)	Interest and fees on loans and investments exclude tax equivalent adjustments.

	Six Months Ended June 30,
(dollars in thousands)	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$7,621	$59	1.56%	$2,605	$37	2.79%
Loans (1) (2) (3)	1,448,342	42,340	5.90%	1,289,823	36,683	5.74%
Investment securities available for sale (3)	257,610	3,715	2.91%	159,355	3,768	4.77%
Federal funds sold	74,580	83	0.22%	9,157	11	0.24%
Total interest earning assets	1,788,153	46,197	5.21%	1,460,940	40,499	5.59%

Total noninterest earning assets	81,790			66,052
Less: allowance for credit losses	21,097			18,867
Total noninterest earning assets	60,693			47,185
TOTAL ASSETS	$1,848,846			$1,508,125

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$52,002	$86	0.33%	$49,208	$72	0.30%
Savings and money market	649,849	4,131	1.28%	310,038	2,414	1.57%
Time deposits	501,376	4,638	1.87%	582,713	8,123	2.81%
Total interest bearing deposits	1,203,227	8,855	1.48%	941,959	10,609	2.27%
Customer repurchase agreements and federal funds purchased	92,116	378	0.83%	103,283	574	1.12%
Other short-term borrowings	7,536	27	0.72%	34,337	168	0.99%
Long-term borrowings	49,300	1,097	4.49%	57,178	1,365	4.81%
Total interest bearing liabilities	1,352,179	10,357	1.54%	1,136,757	12,716	2.26%

Noninterest bearing liabilities:
Noninterest bearing demand	297,701			219,164
Other liabilities	5,827			8,776
Total noninterest bearing liabilities	303,528			227,940

Stockholders’ equity	193,139			143,428
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,848,846			$1,508,125

Net interest income		$35,840			$27,783
Net interest spread			3.67%			3.33%
Net interest margin			4.04%			3.83%

(1)	Includes loans held for sale.
(2)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.2 million and $872 thousand for the six months ended June 30, 2010 and 2009, respectively.

(3)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Provision for Credit Losses

The provision for credit losses represents the amount of expense charged to current earnings to fund the allowance for credit losses. The amount of the allowance for credit losses is based on many factors which reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank.

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

During the first six months of 2010, the allowance for credit losses increased $1.1 million reflecting $3.8 million in provision for credit losses and $2.7 million in net charge-offs during the period. The provision for credit losses was $3.8 million for the first six months of 2010 as compared to $3.3 million in 2009. The higher provisioning in 2010 as compared to 2009 is attributable to both higher amounts of loan growth in the first six months of 2010 compared to 2009, and to slightly higher net charge-offs in 2010 as compared to 2009.

During the three months ended June 30, 2010, the allowance for credit losses increased $696 thousand reflecting $2.1 million in provision for credit losses and $1.4 million in net charge-offs during the period. The provision for credit losses was $2.1 million in the second quarter of 2010 compared to a provision for credit losses of $1.7 million for the second quarter of 2009. The higher provisioning in the second quarter of 2010, as compared to the second quarter of 2009, is primarily attributable to loan growth.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Six Months Ended
(dollars in thousands)	June 30,
	2010	2009
Balance at beginning of year	$20,619	$18,403
Charge-offs:
Commercial (1)	1,614	1,694
Investment - commercial real estate (2)	52	219
Owner occupied - real estate	-	32
Real estate mortgage - residential	-	-
Construction - commercial and residential (2)	1,003	-
Home equity	-	73
Other consumer	9	49
Total charge-offs	2,678	2,067

Recoveries:
Commercial (1)	7	30
Investment - commercial real estate (2)	3	-
Owner occupied - real estate	-	-
Real estate mortgage - residential	-	-
Construction - commercial and residential (2)	-	-
Home equity	-	-
Other consumer	-	-
Total recoveries	10	30
Net charge-offs	2,668	2,037

Additions charged to operations	3,790	3,284
Balance at end of period	$21,741	$19,650

Annualized ratio of net charge-offs during the period
to average loans outstanding during the period	0.37%	0.32%

(1)	Includes SBA loans.
(2)	Includes loans for land acquisition and development.

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	As of June 30,		As of December 31,
(dollars in thousands)	2010		2009
	Amount	% (1)	Amount	% (1)
Commercial	$7,637	25%	$9,871	25%
Investment - commercial real estate (2)	5,681	37%	3,328	36%
Owner occupied - real estate	2,516	14%	3,167	14%
Real estate mortgage - residential	71	1%	28	1%
Construction - commercial and residential (2)	4,435	17%	3,680	18%
Home equity	1,299	6%	382	6%
Other consumer	102	0%	163	0%
Unallocated	-	0%	-	0%
Total loans	$21,741	100%	$20,619	100%

(1)	Represents the percent of loans in each category to total loans.
(2)	Includes loans for land acquisition and development.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and other real estate owned, totaled $28.9 million, at June 30, 2010, representing 1.49% of total assets, were slightly higher than the $27.1 million of nonperforming assets or 1.50% of total assets, at December 31, 2009 and were significantly lower  as compared to the $34.1 million of nonperforming assets or 2.14% of total assets, at June 30, 2009. The Company has been highly pro-active in addressing existing and potential problem loans resulting from a weaker economy, which has resulted in an improved level of nonperforming assets at June 30, 2010 as compared to June 30, 2009. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for loan losses at 1.45% of total loans at June 30, 2010 is adequate to absorb potential credit losses in the loan portfolio at that date.

Included in nonperforming assets at June 30, 2010 were $3.6 million of OREO, consisting of ten foreclosed properties with a net carrying value of $3.6 million. The Company had twelve foreclosed properties with a net carrying value of $5.1 million at December 31, 2009 and nine foreclosed properties with a net carrying value of $3.1 million at June 30, 2009.  OREO properties are carried at the lower of cost or appraised value less costs to sell. It is the Company's policy to obtain current third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first six months of 2010, four foreclosed properties with a net carrying value of $2.0 million were sold for a net loss of $245 thousand.

Included in nonperforming assets are loans that we consider impaired. Impaired loans are defined as those which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement, as well as  that portion of loans whose terms have been modified in a troubled debt restructuring ("TDR") which have not shown a period of performance as required under applicable accounting standards.

Valuation allowances for those loans determined to be impaired are evaluated in accordance with ASC Topic 310—“Receivables”, and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan is determined by current appraised value less costs to sell the underlying collateral, which may be adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi unit real estate project may indicate the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans are updated on a not less than annual basis.

Loans are considered to have been modified in a TDR when due to a borrower's financial difficulties the Company makes concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDR's as the accommodation of a borrower's request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example, (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had two TDR’s at June 30, 2010, totaling approximately $4.4, $3.1 million of which was performing under modified terms at June 30, 2010. These loans have demonstrated a period of at least six months of performance under the modified terms.

Total nonperforming loans amounted to $25.3 million at June 30, 2010 (1.68% of total loans), compared to $22.0 million at December 31, 2009 (1.57% of total loans).  Nonperforming loans at June 30, 2010 were lower as compared to $31.0 million at June 30, 2009 (2.36% of total loans).  The decline in the ratio is due to both a decrease in nonperforming loans of $5.7 million year over year and to a larger loan portfolio at June 30, 2010.

The following table shows the amounts of nonperforming assets at the dates indicated.

	June 30,		December 31,
(dollars in thousands)	2010	2009	2009
Nonaccrual Loans:
Commercial	$4,307	$4,543	$4,364
Investment - commercial real estate	1,897	3,468	1,900
Owner occupied - commercial real estate	6,944	202	526
Real estate mortgage - residential	251	-	-
Construction - commercial and residential	10,611	22,440	15,192
Home equity	16	340	42
Other consumer	-	-	-
Accrual loans-past due 90 days:
Commercial	-	-	-
Other consumer	-	-	-
Real estate - commercial	-	-	-
Restructured loans (1)	1,297	-	-
Total nonperforming loans	25,323	30,993	22,024
Other real estate owned	3,556	3,081	5,106
Total nonperforming assets	$28,879	$34,074	$27,130

Coverage ratio, allowance for credit losses to total nonperforming loans	85.86%	63.40%	93.62%
Ratio of nonperforming loans to total loans	1.68%	2.36%	1.57%

(1) Excludes TDRs returned to performing status totaled $3.1 million at June 30, 2010. These loans have demonstrated a period of at least six months of performance under the modified terms.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At June 30, 2010, there were $32.2 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $32.2 million in potential problem loans at June 30, 2010, compared to $32.4 million at March 31, 2010, and $20.9 million at December 31, 2009.  The $11 million increase over December 31, 2009 is due primarily to one matured loan for which interest was current through June 30, 2010, and which management believes is well secured. Management expects to resolve this situation in the third quarter without loss. The Company has taken a conservative posture with respect to risk rating its loan portfolio, which has also resulted in significant increases in the level of potential problem loans over the past year. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See Allowance for Loan Credit Losses for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the six months of 2010 was $3.2 million compared to $4.5 million in 2009, a decrease of 29%. This decrease was due primarily to a $964 thousand decline in gains on the sale of investment securities. Also contributing to lower noninterest income in the first six months of 2010 compared to 2009 was a decline of $407 thousand in gains on the sale of loans.

Total noninterest income for the three months ended June 30, 2010 decreased to $2.0 million from $3.1 million for the three months ended June 30, 2009, a 35% decrease. This decrease was due primarily to an $832 thousand decline in gains on the sale of investment securities. Also contributing to lower noninterest income in 2010 compared to 2009 was a $330 thousand decline in gains on the sale of loans. Gains on the sale of SBA loans increased $57 thousand while gains on the sales of residential mortgages decreased $387 thousand.

For the six months ended June 30, 2010, service charges on deposit accounts increased $31 thousand, a 2% increase from the same six month period in 2009. For the three months ended June 30, 2010, service charges on deposit accounts increased from $717 thousand to $756 thousand compared to the same period in 2009, an increase of 5%. The increase for the six and three month periods was due to the impact of lower market rates on earnings credits.

Gain on sale of loans consists of gains on sale of the guaranteed portion of SBA loans, and gain on sale of residential mortgage loans originated for sale. For the six months ended June 30, 2010 gain on sale of loans decreased 62%, from $658 thousand to $251 thousand, compared to the same period in 2009. For the three months ended June 30, 2010 gain on sale of loans decreased 63%, from $527 thousand to $197 thousand, compared to the same period in 2009. For the six months ended June 30, 2010 gains on the sale of SBA loans increased $73 thousand while gains on the sale of residential mortgages decreased $480 thousand as compared to the same six month period in 2009. For the three months ended June 30, 2010 gains on the sale of SBA loans increased $57 thousand while gains on the sales of residential mortgages decreased $387 thousand compared to the same three month period in 2009.

The Company is an originator of SBA loans and its current practice is to sell the guaranteed portion of those loans at a premium. For the six and three months ended June 30, 2010, gains on the sale of SBA loans amounted to $154 thousand and $138 thousand, respectively, as compared to $81 thousand for the same three and six month periods in 2009. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. In the second quarter of 2010, the Company expanded the residential mortgage banking division by hiring additional originators and support staff. The Company anticipates increased noninterest income from the origination and sale of an increased volume of mortgage loans for the remainder of 2010. For the six and three months ended June 30, 2010, gains on the sale of residential mortgage loans were $97 thousand and $59 thousand as compared to $577 thousand and $466 for the same six and three months of 2009, respectively. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent within a specified period following sale and loan funding. While the Bank considers these potential recourse provisions to be a minimal risk, it does establish a reserve based on the portfolio of loans subject to re-purchase. The Bank does not originate so called “sub-prime” loans and has no exposure to this market segment.

Other income totaled $705 thousand for the six months ended June 30, 2010 as compared to $655 thousand for the same period in 2009, an increase of 8%. The major components of income in this category consist of ATM fees, SBA servicing fees, noninterest loan fees and other noninterest fee income. ATM fees increased from $197 thousand for the six months ended June 30, 2009 to $261 thousand for the same period in 2010, a 33% increase. SBA servicing fees increased from $91 thousand for the six months ended 2009 to $112 thousand for the same period in 2010, a 23% increase. Noninterest loan fees increased from $202 thousand for the six months ended June 30, 2009 to $261 thousand for the same period in 2010, a 29% increase. Other noninterest fee income was $71 thousand for the six months ended June 30, 2010 compared to $166 thousand for the same period in 2009. Other income totaled $377 thousand for the three months ended June 30, 2010 as compared to $338 thousand for the same period in 2009, an increase of 12%. ATM fees increased from $104 thousand for the three months ended June 30, 2009 to $144 thousand for the same period in 2010, a 38% increase. SBA service fees decreased from $47 thousand for the three months ended 2009 to $36 thousand for the same period in 2010, a 24% decrease. Noninterest loan fees increased from $111 thousand for the three months ended June 30, 2009 to $159 thousand for the same period in 2010, a 43% increase. Other noninterest fee income was $37 thousand for the three months June 30, 2010 compared to $75 thousand for the same period in 2009.

Net gains on the sale of investment securities amounted to $573 thousand for the first six and three months of 2010 as compared to $1.5 million and $1.4 million for the same six and three month periods in 2009.  Investment gains realized in both the first six months of 2010 and 2009 were the result of asset/liability management decisions to reduce call risk in the portfolio of U.S. Agency securities, and to mitigate potential extension risk in longer-term mortgage backed securities.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expense was $24.6 million for the six months ended June 30, 2010 compared to $21.9 million for the six months ended June 30, 2009, an increase of 13%.

Total noninterest expense was $13.1 million for the three months ended June 30, 2010 compared to $11.6 million for the three months ended June 30, 2009, an increase of 14%.

Salaries and employee benefits were $11.6 million for the six months ended June 30, 2010, as compared to $10.3 million for 2009, a 13% increase. Salaries and employee benefits were $6.0 million for the three months of 2010, as compared to $5.0 million for 2009, an 18% increase.  These increases were due to staff additions, merit increases, incentive based compensation and increased benefit costs. At June 30, 2010, the Company’s staff numbered 262, as compared to 236 at March 31, 2010, 235 at December 31, 2009 and 230 at June 30, 2009. The vast majority of the growth in staffing in the quarter ending June 30, 2010 was due to expanded staffing in the residential mortgage banking division.

Premises and equipment expenses amounted to $4.7 million for the six months ended June 30, 2010 as compared to $3.7 million for the same period in 2009, a 27% increase. Premises and equipment expenses amounted to $2.6 million for the three months ended June 30, 2010 as compared to $1.8 million for the same period in 2009. The increase in expense for the six and three month periods is due primarily to approximately $600 thousand for the acceleration of the remaining minimum lease obligation due to closure of the Sligo branch in Silver Spring, Maryland in April, 2010.  A portion of the increased cost was also due to the expanded executive offices for the Bank and Company which opened in May 2009 and a new banking office opened in November 2009. Additionally, ongoing operating expense increases associated with the Company’s facilities, all of which are leased, and increased equipment costs contributed to the overall increase in expense. For the six and three months ended June 30, 2010, the Company recognized $170 thousand and $74 thousand of sublease revenue as compared to $140 thousand and $77 thousand for the same period in 2009. The sublease revenue is a direct offset of premises and equipment expenses.

Marketing and advertising expenses decreased from $557 thousand for the six months ended June 30, 2009 to $528 thousand for the same period in 2010, a decline of 5%. The primary reason for the decrease was lower print media advertising costs during the first six months of 2010 as compared to the same period in 2009. Marketing and advertising expenses increased from $242 thousand for the three months ended June 30, 2009 to $281 thousand for the same period in 2010, a 16% increase.  The primary reason for the increase was the development and printing of new marketing material.

Data processing expenses increased from $1.1 million for the six months ended June 30, 2009 to $1.3 million for the same period in 2010, an increase of 12%. Data processing expenses increased from $575 thousand for the three months ended June 30, 2009 to $643 thousand in the same period in 2010, a 12% increase. The six and three month increase in expense was due to the addition of a new banking office and an increase in the volume of data processing activity from organic growth.

Legal, accounting and professional fees were $1.5 million for the six months ended June 30, 2010, as compared to $1.4 million for same period in 2009, an increase of 11%. Legal, accounting and professional fees were $952 thousand for the three months ended June 30, 2010, as compared to $787 thousand for same period in 2009, a 21% increase. Although the Company’s collection costs related to problem assets decreased significantly for the six and three month periods ended June 30, 2010,  by $342 thousand and $182 thousand, respectively as compared to the same periods in 2009, this decrease was more than offset by an increase in expense for the use of outside consultants of $529 thousand and $395 thousand for the six and three month periods ended June 30, 2010, respectively, including consulting to enhance the Company’s sales management processes.

FDIC insurance premiums were $1.3 million for the six months ended June 30, 2010, as compared to $1.9 million in 2009, a decrease of 30%. FDIC insurance premiums were $701 thousand for the three months ended June 30, 2010, as compared to $1.5 million in 2009, a 52% decrease. The six and three month decreases in expense were primarily due to a $723 thousand special assessment, which was applicable to all banks, recorded in the second quarter of 2009.

Other expenses, increased to $3.6 million in the first six months of 2010 from $2.8 million for the same period in 2009, an increase of 27%. For the three months ended June 30, 2010, other expenses amounted to $2.0 million as compared to $1.6 million for the same period in 2009, an increase of 22%. The major components of cost in this category include insurance expenses, broker fees, telephone, director fees, Maryland regulatory assessments, OREO expenses and other losses.  For the six and three months ended June 30, 2010, the significant increases in this category as compared to the same periods in 2009, were primarily OREO expenses and related loss on the valuation adjustments and sale of OREO properties,  Maryland regulatory assessments, other losses and training expenses largely associated with sales management practices.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 36.0% for the six months ended June 30, 2010 as compared to 34.1% for the same period in 2009.  The higher effective tax rate for 2010 relates to the higher marginal rate on income above $10 million and to purchase accounting adjustments established in connection with the Fidelity acquisition. For the second quarter of 2010 as compared to 2009, the effective tax rate was 36.0% compared to 35.8%.

FINANCIAL CONDITION

Summary

At June 30, 2010, the Company’s total assets were $1.9 billion, loans were $1.5 billion, deposits were $1.6 billion, other borrowings, including customer repurchase agreements, were $155.4 million and stockholders’ equity was $196.7 million.  As compared to December 31, 2009, total assets increased by $131.7 million (7%), loans increased by $105.1 million (80%), investment securities available for sale, federal funds sold and other short-term investments increased by $4.0 million (1%), deposits increased by $117.7 million (8%), customer repurchase agreements and borrowings increased by $5.3 million (3%) and stockholders’ equity grew by $8.4 million (4%).

A substantial portion of the growth in 2010 in deposits is due to focused sales effort to attract more core deposit customers, and an emphasis on requiring loan customers to maintain deposits with the Bank. The dollar volume of time deposits has remained relatively unchanged at June 30, 2010 as compared to December 31, 2009 due in part to migration of funds in response to higher rate money market account promotions.  Approximately 32% of the Bank’s deposits at June 30, 2010 ($499.7 million), and 35% at December 31, 2009 ($509.7 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term.

Loans, net of amortized deferred fees and costs, at June 30, 2010, December 31, 2009 and June 30, 2009 by major category are summarized below:

	June 30, 2010		December 31, 2009		June 30, 2009
(dollars in thousands)	Amount	%	Amount	%	Amount	%

Commercial	$370,893	25%	$346,692	25%	$317,657	24%
Owner occupied - commercial real estate	209,438	14%	196,433	14%	191,036	15%
Investment - commercial real estate	566,669	37%	499,501	36%	427,622	32%
Real estate mortgage - residential	11,227	1%	9,236	1%	8,678	1%
Construction - commercial and residential (1)	252,934	17%	252,695	18%	275,113	21%
Home equity	86,957	6%	87,283	6%	85,336	6%
Other consumer	6,295	0%	7,471	0%	7,952	1%
Total loans	1,504,413	100%	1,399,311	100%	1,313,394	100%
Less: Allowance for Credit Losses	(21,741)		(20,619)		(19,650)
Net loans	$1,482,672		$1,378,692		$1,293,744

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

Loan growth over the past six months has been favorable, with loans outstanding reaching $1.50 billion at June 30, 2010, an increase of $105 million or 8% as compared to $1.40 billion at December 31, 2009, and were $1.31 billion at June 30, 2009, an increase of  $191.0 million or 15%.

The Company had loan growth of $105 million during the first six months of 2010, with $77 million being recorded in the second quarter of 2010. Approximately 73% of the Company’s loan growth was recorded in the second quarter of 2010. The loan growth was predominantly in the commercial, owner occupied, and investment commercial real estate segments.  Traditional sources of credit for commercial real estate transactions remain constrained and the Bank has been able to capitalize on this environment and acquire significant new customers because of the Bank’s ability and willingness to lend.  Commercial real estate in the Bank’s market area has held up far better than in other markets and values have generally seen only minor diminution.  Job growth in the Maryland and Virginia suburbs has created housing demand and regional and national builders are again beginning to take down lots.  Meanwhile, multi-family properties in a number of pockets of the Bank’s market area are experiencing normalized vacancy rates, indicating a balance of supply and demand.  Construction loans declined year over year as projects came to completion and were paid off by permanent financing or sale.  Demand for new construction loans has begun to return and the Bank is selectively entertaining solid projects. Commercial loan growth was flat through the first quarter of the year, but picked up strongly during the second quarter of 2010 as several new and sizeable relationships were captured from other banks in the market. Consumer loan balances, a relatively minor focus of the Company’s lending efforts, were essentially unchanged.  The current mortgage rate environment is enticing many borrowers to refinance their home equity line or loan balances into a new low rate first mortgage. This has impacted the Bank’s ability to achieve growth in this segment.

                The Bank has a large proportion of its loan portfolio related to real estate with 69% consisting of commercial real estate, residential mortgage real estate and commercial and residential construction loans. Real estate also serves as collateral for loans made for other purposes, resulting in 93% of loans being secured by real estate.

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts and savings accounts. Additionally, the Bank obtains certificates of deposits from the local market areas surrounding the Bank’s offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds.  To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB; federal funds purchased lines of credit from correspondent banks and brokered deposits from regional brokerage firms and the Promontory Interfinancial Network, LLC network.

For the six months ended June 30, 2010, noninterest bearing deposits increased $5.9 million as compared to December 31, 2009, while interest bearing deposits increased by $111.9 million during the same period. The significant increase in deposits is primarily attributable to a focused sales effort to attract more core deposit customers, and an emphasis on requiring loan customers to maintain deposits with the Bank.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC for “one-way buy” transactions. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance.  These reciprocal CDARS funds are classified as brokered deposits. At June 30, 2010, total time deposits included $111.1 million of brokered deposits, which represented 7% of total deposits. The CDARS component represented $49.8 million or 3% of total deposits. These sources are believed to represent a reliable and cost efficient alternative funding source for the Company. At December 31, 2009, total time deposits included $106.7 million of brokered deposits, which represented 7% of total deposits. The CDARS component represented $38.8 million, or 3% of total deposits.

At June 30, 2010, the Company had $313.8 million in noninterest bearing demand deposits, representing 20% of total deposits. This compared to $308.0 million of these deposits at December 31, 2009 or 21% of total deposits.  These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) banks are no longer prohibited from paying interest on demand deposits account, including those from businesses, effective in July 2011.  It is not clear what affect the elimination for this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or  profitability. The Bank is currently evaluating this and other portions of Dodd-Frank. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $106.1 million at June 30, 2010 compared to $90.8 million at December 31, 2009, the increase being attributed primarily to growth in escrow accounts from refinancing activities. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Bank had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at June 30, 2010 and December 31, 2009, respectively. The Bank had $40 million and $50 million of borrowings outstanding under its credit facility from the FHLB at June 30, 2010 and December 31, 2009, respectively.  Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

In June 2010, the Company renewed its Loan Agreement and related Stock Security Agreement and Promissory Note (the “credit facility”) with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV. The terms of this facility originally entered into in August 2008 and were previously modified in July 2009. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.75%. Interest is payable on a monthly basis.  The term of the credit facility expires on June 20, 2011.  At any time, provided no event of default exists, the Company may term out repayment of up to $20 million of the credit facility up to a five year term. There were no amounts outstanding under this credit at June 30, 2010 or 2009.

At June 30, 2010 and December 31, 2009, the Company had $ 9.3 million of 10% subordinated notes, due September 30, 2014 (the “Notes”), outstanding, as compared to $12.15 million of Notes outstanding at June 30, 2009. The capital treatment calls for a phase out of the Notes during the last five years of the Notes’ term, at a rate of 20% of the original principal amount per year commencing in October, 2009. At June 30, 2010, 80% of the principal amount of the Notes is eligible for capital treatment, declining to 60% on October 1, 2010.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s investment portfolio of debt securities is held in an available-for-sale status and at June 30, 2010 had an unrealized gain position, which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $30 million line of credit with a regional bank, secured by the stock of the Bank, against which there were no amounts outstanding at June 30, 2010. Additionally, the Bank can purchase up to $80.0 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at June 30, 2010 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $190.1 million, against which there was $448 thousand outstanding at June 30, 2010. At June 30, 2010, the Bank was also eligible to make advances from the FHLB up to $152.6 million based on collateral at the FHLB, of which it had $40.0 million of advances outstanding at June 30, 2010. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer.  The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee of the Bank’s Board of Directors (“ALCO”) has adopted policy guidelines which emphasize the importance of core deposits and adequate asset liquidity.

At June 30, 2010, under the Bank’s liquidity formula, it had $718.8 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at June 30, 2010 are as follows:

(dollars in thousands)

Unfunded loan commitments	$328,037
Unfunded home equity lines of credit	46,529
Letters of credit	23,762
Total	$398,328

Unfunded loan commitments: Unfunded loan commitments are agreements to lend to a customer as long as there is no violation of the terms or conditions established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended.  In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment, as in asset based lending credit facilities.  Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.

Unfunded home equity lines of credit: Unfunded home equity lines of credit are agreements to lend to a customer as long as there is no violation of the terms or conditions established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.

Letters of credit: Letters of credit include~~s~~ standby and commercial letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by the Bank’s customer to a third party.  Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  Standby letters of credit are generally not drawn. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and a third party.  The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Bank.  The Bank has recourse against the customer for any amount it is required to pay to a third party under a letter of credit, and holds cash and or other collateral on those standby letters of credit for which collateral is deemed necessary.

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

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been restructuring its investment portfolio to mitigate call risk should rates remain at current levels and to mitigate extension risk should rates increase. Additionally, the Company has acquired longer-term fixed rate liabilities over the past twelve months given the very low interest rate environment, in an effort to secure attractive funding rates over the next three to four years. More recently, the Company has been emphasizing growth in core deposits which it expects will result in long-term funding source relationships with clients. There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates.

In the current very low interest rate environment, the Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations. These factors have resulted in less pressure on loan yields over the past twelve months as average interest rates have declined, thereby enhancing the Company’s net interest margin. Also, approximately 64% of total loans at June 30, 2010 (66% at December 31, 2009) have either variable interest rates which are indexed primarily to the Wall Street Journal prime interest rate or are adjustable rate indexed primarily to the five year U.S. Treasury interest rate, with 36% of the loan portfolio at June 30, 2010 (34% at December 31, 2009) being fixed rate. Subject to interest rate floor rates, these variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels. The re-pricing duration of the loan portfolio, subject to loan floors, remained low at 12 months at both June 30, 2010 and December 31, 2009.

Within the investment portfolio, during the first six months of 2010, the Company has increased the mix of U.S. Agency bonds to provide additional collateral for potential increases in customer repurchase agreements and has reduced the mix of mortgaged backed securities which exhibit increased extension risk. Both call risk and extension risk were reduced somewhat in the portfolio in the six months of 2010. The results of these actions were a decrease in the duration of the investment portfolio from 40 months at December 31, 2009 to 34 months at June 30, 2010, while the gross unrealized gain increased to approximately $6.7 million at June 30, 2010 from approximately $5.3 million at March 31, 2010 and $3.9 million at December 31, 2009, with realized gains of $573 being recorded in the second quarter of 2010. The lower level of market interest rates in the quarter ended June 30, 2010 contributed to the increase in the unrealized gain position in the past three months.

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

For the analysis presented below, at June 30, 2010, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at June 30, 2010 shows a moderate effect on net interest income, net income and the economic value of equity when interest rates are shocked down 100, 200 and 300 basis points and up 100, 200 and 300 basis points, due to the significant level of variable rate and repriceable assets and liabilities. At June 30, 2010, the re-pricing duration of the investment portfolio is about 2.8 years, the loan portfolio about 1.0 years; the interest bearing deposit portfolio about 2.3 years and the borrowed funds portfolio about 1.0 years.

The following table reflects the result of a shock simulation on the June 30, 2010 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+300	+1.3%	+3.4%	+2.6%
+200	-0.3%	-0.8%	+0.7%
+100	-0.7%	-1.6%	+1.3%
0	-	-	-
-100	+3.3%	+8.3%	-5.2%
-200	+5.8%	+14.7%	-8.4%
-300	+3.4%	+8.7%	-5.9%

The results of simulation are within the policy limits adopted by the Company.  For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, and 18% for a 300 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, and 20% for a 300 basis point change. The changes in both the net interest income and the economic value of equity in both a higher and lower interest rate shock scenario at June 30, 2010 is not judged material, and is not significantly different than the risk profile at December 31, 2009.

Generally speaking, the loss of economic value of portfolio equity in a lower interest rate environment is due to lower values of core deposits more than offsetting the gains in loan and investment values; while the gain of economic value of portfolio equity in a higher interest rate environment is due to higher value of core deposits more than offsetting lower values of fixed rate loans and investments. The Company believes its balance sheet is well positioned in the current interest rate environment.

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

Gap Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 90% of the Company’s revenue for the second quarter of 2010, as compared to 93% of the Company’s revenue for the first quarter of 2010. As earlier mentioned, the Company’s net interest margin increased in the second quarter of 2010 as compared to the first quarter of 2010 by 12 basis points (from 3.98% to 4.10%) due to declines in funding costs more than offsetting declines in the yields on earning assets. This change was consistent with the interest rate risk modeling at March 31, 2010.

In falling interest rate environments, net interest income is maximized with longer term, higher yielding assets being funded by lower yielding short-term funds, or what is referred to as a negative mismatch or GAP. Conversely, in a rising interest rate environment, net interest income is maximized with shorter term, higher yielding assets being funded by longer-term liabilities or what is referred to as a positive mismatch or GAP. As noted above the Company reduced the duration of the investment portfolio in the second quarter of 2010, with the repricing duration of the loan portfolio remaining low at 1.0 years. On the liability side, the repricing duration of  total deposits  was unchanged at 2.5 years and the duration of total borrowings declined from 1.25 years to 1.0 years.

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

At June 30, 2010, the Company had a positive GAP position of 12.5% of total assets out to 12 months; as compared to a positive GAP position of 11.5% of total assets out to 12 months at December 31, 2009.  The change in the GAP position at June 30, 2010 as compared to December 31, 2009 relates primarily to a revised rate assumption for the savings and money market accounts which assumes a 70% sensitivity (i.e. 30% non-rate sensitive) as opposed to a 50% sensitivity (i.e. 50% non-rate sensitive) of these accounts at December 31, 2009. This change effectively accelerated the amount of liabilities that were previously repricing in later periods.  The change in the GAP position at June 30, 2010 reflects management taking a more conservative approach on the potential impacts that higher interest rates might have on retaining these accounts (see above discussion). The current position is well within guideline limits established by the ALCO.

GAP Analysis
June 30, 2010
(dollars in thousands)
Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$28,921	$62,535	$68,698	$28,597	$48,366	$237,117
Loans (1)(2)	932,523	115,079	261,520	173,997	45,785	1,528,904
Fed funds and other short-term investments	97,817	-	-	-	-	97,817
Other earning assets	-	13,130	-	-	-	13,130
Total	$1,059,261	$190,744	$330,218	$202,594	$94,151	$1,876,968	$60,297	$1,937,265

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$9,091	$27,273	$72,725	$72,726	$131,997	$313,812
Interest bearing transaction	38,144	-	4,087	12,258	-	54,489
Savings and money market	496,991	-	53,249	159,747	-	709,987
Time deposits	93,005	237,142	120,457	49,099		499,703
Customer repurchase agreements and fed
funds purchased	106,104	-	-	-	-	106,104
Other borrowings	-	-	10,000	20,000	19,300	49,300
Total	$743,335	$264,415	$260,518	$313,830	$151,297	$1,733,395	$7,127	$1,740,522
GAP	$315,926	$(73,671)	$69,700	$(111,236)	$(57,146)	$143,573
Cumulative GAP	$315,926	$242,255	$311,955	$200,719	$143,573

Cumulative gap as percent of total assets	16.31%	12.51%	16.10%	10.36%	7.41%

(1)	Includes loans held for sale
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

The ability of the Company to continue to grow is dependent on its earnings and the ability to obtain additional funds for contribution to the Bank’s capital, through additional borrowing, the sale of additional common stock, the sale of preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt, all of which the Company feels are available based on its current balance sheet, risk profile and operating performance, but subject to debt and equity market conditions.

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

The actual capital amounts and ratios for the Company and Bank as of June 30, 2010, December 31, 2009 and June 30, 2009 are presented in the table below:

					For Capital	To Be Well
	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *

As of June 30, 2010
Total capital to risk-weighted assets	$212,471	12.85%	$176,026	10.76%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	184,345	11.15%	155,570	9.51%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	184,345	9.84%	155,570	8.46%	3.0%	5.0%

As of December 31, 2009
Total capital to risk-weighted assets	$203,551	13.57%	$165,809	11.20%	8.0%	10.0%
Tier 1 to risk-weighted assets	177,334	11.82%	147,276	9.95%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	177,334	10.29%	147,276	8.76%	3.0%	5.0%

As of June 30, 2009
Total capital to risk-weighted assets	$164,616	12.05%	$145,658	10.72%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	135,355	9.91%	128,642	9.47%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	135,355	8.96%	128,642	8.56%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.  At June 30, 2010, subject to prior approval by the Maryland Commissioner of Financial Regulation, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.  However, until December 5, 2011 or the earlier redemption of the Series A Preferred Stock, the Company is prohibited from increasing the dividend on the common stock without Treasury consent.  Additionally, the ability of the Company to pay dividends or purchase shares of its common stock will be restricted at any time when dividends on the Series A Preferred Stock are in arrears.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk”.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A - Risk Factors

There have been no material changes as of June 30, 2010 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities                                                                           None

Item 4 - Removed and Reserved

Item 5 - Other Information

(a) Required 8-K Disclosures                                                                                None

(b) Changes in Procedures for Director Nominations                                      None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of the Company (3)
4	Warrant to Purchase Common Stock (4)
10.1	1998 Stock Option Plan (5)
10.2	Amended and Restated Employment Agreement between Martha Foulon-Tonat and the Bank (6)
10.3	Amended and Restated Employment Agreement between James H. Langmead and the Bank (7)
10.4	Amended and Restated Employment Agreement between Thomas D. Murphy and the Bank (8)
10.5	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (9)
10.6	Amended and Restated Employment Agreement between Susan G. Riel and the Bank (10)
10.7	Fee Agreement between Robert P. Pincus and the Company (11)
10.8	2006 Stock Plan (12)
10.9	Amended and Restated Employment Agreement among Michael T. Flynn the Company and the Bank (13)
10.10	Amendment to Amended and Restated Employment Agreement among Michael T. Flynn the Company and the Bank (14)
10.11	Amended and Restated Employment Agreement between the Bank and Janice Williams (15)
11	Statement Regarding Computation of Per Share Income
See Note 8 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead
_____________________________
(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(3)	Incorporated by reference to the exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.
(4)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008. (4)
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(6)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(7)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(8)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(10)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(11)	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-150763)
(12)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)
(13)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 8, 2008
(14)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2010.
(15)	Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on December 8, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 6, 2010                                                                By:     /s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: August 6, 2010                                                                By:     /s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company