Form 10-Q
period 2010-09-30
EAGLE BANCORP INC
filed 2010-11-08
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes [ ]  No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 29, 2010, the registrant had 19,678,372 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements

EAGLE BANCORP, INC.
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(dollars in thousands, except per share data)

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)	(Audited)
Cash and due from banks	$19,734	$21,955
Federal funds sold	72,101	88,248
Interest bearing deposits with banks and other short-term investments	7,577	7,484
Investment securities available for sale, at fair value	258,902	235,227
Federal Reserve and Federal Home Loan Bank stock	9,774	10,417
Loans held for sale	70,889	1,550
Loans	1,530,946	1,399,311
Less allowance for credit losses	(22,240)	(20,619)
Loans, net	1,508,706	1,378,692
Premises and equipment, net	8,658	9,253
Deferred income taxes	12,350	12,455
Bank owned life insurance	13,237	12,912
Intangible assets, net	4,242	4,379
Other real estate owned	4,581	5,106
Other assets	15,395	17,826
Total Assets	$2,006,146	$1,805,504

Liabilities
Deposits:
Noninterest bearing demand	$380,167	$307,959
Interest bearing transaction	62,722	59,720
Savings and money market	693,381	582,854
Time, $100,000 or more	324,399	296,199
Other time	185,422	213,542
Total deposits	1,646,091	1,460,274
Customer repurchase agreements
and federal funds purchased	99,147	90,790
Other short-term borrowings	-	10,000
Long-term borrowings	49,300	49,300
Other liabilities	9,307	6,819
Total liabilities	1,803,845	1,617,183

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized
1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 23,235 at each period
discount of $645 and $570, respectively, net	22,537	22,612
Common stock, par value $.01per share; shares authorized 50,000,000, shares
issued and outstanding 19,671,797 and 19,534,226, respectively	197	195
Warrants	946	946
Additional paid in capital	129,958	129,211
Retained earnings	43,833	33,024
Accumulated other comprehensive income	4,830	2,333
Total shareholders' equity	202,301	188,321
Total Liabilities and Shareholders' Equity	$2,006,146	$1,805,504

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations
For the Nine and Three Month Periods Ended September 30, 2010 and 2009 (Unaudited)
 (dollars in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Interest Income	2010	2009	2010	2009
Interest and fees on loans	$64,995	$56,427	$22,655	$19,744
Interest and dividends on investment securities	5,412	5,391	1,697	1,623
Interest on balances with other banks and short-term investments	83	56	24	19
Interest on federal funds sold	128	51	45	40
Total interest income	70,618	61,925	24,421	21,426
Interest Expense
Interest on deposits	12,860	16,090	4,005	5,481
Interest on customer repurchase agreements
and federal funds purchased	545	774	167	200
Interest on short-term borrowings	27	428	-	270
Interest on long-term borrowings	1,647	1,832	550	457
Total interest expense	15,079	19,124	4,722	6,408
Net Interest Income	55,539	42,801	19,699	15,018
Provision for Credit Losses	5,752	5,141	1,962	1,857
Net Interest Income After Provision For Credit Losses	49,787	37,660	17,737	13,161

Noninterest Income
Service charges on deposits	2,300	2,182	814	727
Gain on sale of loans	990	950	739	292
Gain on sale of investment securities	833	1,537	260	-
Increase in the cash surrender value of bank owned life insurance	325	348	108	118
Other income	1,117	1,004	412	349
Total noninterest income	5,565	6,021	2,333	1,486
Noninterest Expense
Salaries and employee benefits	18,193	15,477	6,549	5,128
Premises and equipment expenses	6,725	5,500	2,021	1,798
Marketing and advertising	919	785	391	228
Data processing	1,955	1,780	697	658
Legal, accounting and professional fees	2,181	2,041	655	664
FDIC insurance	2,027	2,465	692	550
Other expenses	5,529	4,098	1,924	1,254
Total noninterest expense	37,529	32,146	12,929	10,280
Income Before Income Tax Expense	17,823	11,535	7,141	4,367
Income Tax Expense	6,219	4,067	2,375	1,625
Net Income	11,604	7,468	4,766	2,742
Preferred Stock Dividends and Discount Accretion	971	1,767	327	595
Net Income Available to Common Shareholders	$10,633	$5,701	$4,439	$2,147

Earnings Per Common Share
Basic	$0.54	$0.44	$0.22	$0.16
Diluted	$0.53	$0.43	$0.22	$0.15

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Month Periods Ended September 30, 2010 and 2009 (Unaudited)
 (dollars in thousands, except per share data)

						Accumulated
						Other	Total
	Preferred	Common		Additional Paid	Retained	Comprehensive	Stockholders'
	Stock	Stock	Warrants	in Capital	Earnings	Income	Equity
Balance, January 1, 2010	$22,612	$195	$946	$129,211	$33,024	$2,333	$188,321
Comprehensive Income
Net Income					11,604		11,604
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						2,997	2,997
Less: reclassification adjustment for gains net of taxes of $333 included in net income						(500)	(500)
Total Comprehensive Income							14,101
Stock-based compensation				447			447
Exercise of options for 71,918 shares of common stock		2		229			231
Tax benefit on non-qualified options exercise				124			124
Capital raise issuance cost				(53)			(53)
Preferred stock:
Preferred stock dividends					(870)		(870)
Discount accretion	(75)				75		-
Balance, September 30, 2010	$22,537	$197	$946	$129,958	$43,833	$4,830	$202,301

Balance, January 1, 2009	$36,312	$127	$1,892	$76,822	$24,866	$2,352	$142,371
Comprehensive Income
Net Income					7,468		7,468
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						1,787	1,787
Less: reclassification adjustment for gains net of taxes of $553 included in net income						(984)	(984)
Total Comprehensive Income				`			8,271
Preferred stock dividends ($34.73 per share)					(1,328)		(1,328)
Stock-based compensation				427			427
Shares issued under the capital offering -
6,731,640 shares, net of issuance costs of $3,457		68		51,674			51,742
Exercise of options for 9,759 shares of common stock				30			30
Tax benefit on non-qualified options exercise				24			24
Preferred stock:
Warrants reduced by 385,434 warrants	946		(946)				-
Issuance costs	(21)						(21)
Discount accretion	250				(250)		-
Balance, September 30, 2009	$37,487	$195	$946	$128,977	$30,756	$3,155	$201,516

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
For the Nine Month Periods Ended September 30, 2010 and 2009 (Unaudited)
 (dollars in thousands, except per share data)

	2010	2009
Cash Flows From Operating Activities:
Net income	$11,604	$7,468
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Provision for credit losses	5,752	5,141
Depreciation and amortization	2,105	1,706
Gains on sale of loans	(990)	(950)
Origination of loans held for sale	(212,790)	(78,827)
Proceeds from sale of loans held for sale	144,441	81,427
Net increase in cash surrender value of BOLI	(325)	(348)
Decrease deferred income taxes	105	95
Net loss (gain) on sale of other real estate owned	256	(64)
Net gain on sale of investment securities	(833)	(1,537)
Stock-based compensation expense	447	427
Excess tax benefit from stock-based compensation	(124)	(24)
Increase (decrease) in other assets	4,999	(5,616)
Increase in other liabilities	2,488	1,554
Net cash (used in) provided by operating activities	(42,865)	10,452
Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks
and short term investments	(93)	(4,944)
Purchases of available for sale investment securities	(106,219)	(141,272)
Proceeds from maturities of available for sale securities	46,339	45,169
Proceeds from sale/call of available for sale securities	37,038	47,520
Purchases of Federal Reserve and Federal Home Loan Bank stock	(4)	(2,253)
Proceeds from repurchase of Federal Reserve and Federal Home Loan Bank stock	647	1,800
Net increase in loans	(137,356)	(55,064)
Proceeds from sale of other real estate owned	1,859	907
Bank premises and equipment acquired	(1,371)	(1,147)
Net cash used in investing activities	(159,160)	(109,284)
Cash Flows From Financing Activities:
Increase in deposits	185,817	202,622
Increase (decrease) in customer repurchase agreements and
federal funds purchased	8,357	(19,501)
Decrease in other short-term borrowings	(10,000)	(25,000)
Decrease in long-term borrowings	-	(32,850)
Payment of dividends on preferred stock	(870)	(1,328)
Issuance of common stock	-	51,772
Proceeds from exercise of stock options	229	-
Excess tax benefit from stock-based compensation	124	24
Net cash provided by financing activities	183,657	175,739
Net (Decrease) Increase In Cash and Cash Equivalents	(18,368)	76,907
Cash and Cash Equivalents at Beginning of Period	110,203	27,348
Cash and Cash Equivalents at End of Period	$91,835	$104,255
Supplemental Cash Flows Information:
Interest paid	$15,754	$20,037
Income taxes paid	$6,469	$5,515
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$1,590	$6,122

See notes to consolidated financial statements.

 EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)

1. BASIS OF PRESENTATION

The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the “Company”), EagleBank (the “Bank”), Eagle Commercial Ventures, LLC (“ECV”), Eagle Insurance Services, LLC, and Bethesda Leasing, LLC, with all significant intercompany transactions eliminated.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences could be material to the financial statements.

2. NATURE OF OPERATIONS

The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland, Washington, D.C. and Fairfax County Northern Virginia.  The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage companies, under commitments by the investors to purchase the loans subject to compliance with pre-established investor criteria. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan’s origination. The Bank offers its products and services through twelve banking offices and various electronic capabilities, including remote deposit services. Bethesda Leasing, LLC, a direct subsidiary of the Company holds title to and manages Other Real Estate Owned (“OREO”) assets.  Eagle Insurance Services, a direct subsidiary of the Company markets insurance products and services through an arrangement with a third party insurance broker.  ECV, a direct subsidiary of the Company provides subordinated financing for the acquisition, development and construction of real estate projects, where the primary financing is provided by the Bank.  This lending involves higher levels of risk, together with commensurate returns. Refer to Note 4 – Higher Risk Lending – Revenue Recognition below.

3. CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold (items with an original maturity of three months or less).

4. HIGHER RISK LENDING – REVENUE RECOGNITION

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in  AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2010 and 2009 (although normal interest income was recorded) and had one higher risk lending transaction outstanding as of September 30, 2010 and December 31, 2009, amounting to $1.3 million and $1.6 million, respectively.

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

8. INVESTMENT SECURITIES AVAILABLE FOR SALE

Amortized cost and estimated fair value of securities available for sale are summarized as follows:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$85,263	$1,768	$-	$87,031
Mortgage backed securities	117,621	3,618	125	121,114
Municipal bonds	47,523	2,891	34	50,380
Other equity investments	445	-	68	377
	$250,852	$8,277	$227	$258,902

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$75,980	$412	$285	$76,107
Mortgage backed securities	122,076	3,501	181	125,396
Municipal bonds	32,845	717	237	33,325
Other equity investments	436	-	37	399
	$231,337	$4,630	$740	$235,227

Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2010	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$-	$-	$-	$-	$-	$-
Mortgage backed securities	26,756	125	-	-	26,756	125
Municipal bonds	1,916	34	-	-	1,916	34
Other equity investments	-	-	110	68	110	68
	$28,672	$159	$110	$68	$28,782	$227

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$37,357	$285	$-	$-	$37,357	$285
Mortgage backed securities	11,681	181	-	-	11,681	181
Municipal bonds	13,850	237	-	-	13,850	237
Other equity investments	140	37	-	-	140	37
	$63,028	$740	$-	$-	$63,028	$740

The unrealized losses that exist are generally the result of changes in market interest rates and spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.8% of total investment securities, is relatively short at 3.2 years. The gross unrealized loss on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker “bulletin board” exchange. The estimated fair value is determined by broker quoted prices. The unrealized loss is deemed a result of generally weak valuations for many smaller community bank stocks. The individual banking company is profitable and has a satisfactory capital position. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2010 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity. In addition, at September 30, 2010, the Company held $9.8 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks which are required to be held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available for sale by contractual maturity are shown in the table below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010		December 31, 2009
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. Government agency securities maturing:
One year or less	$23,330	$23,413	$8,095	$8,186
After one year through five years	61,933	63,618	67,885	67,921
Mortgage backed securities	117,621	121,114	122,076	125,396
Municipal bonds maturing:
Five years through ten years	7,267	7,632	3,023	3,072
After ten years	40,256	42,748	29,822	30,253
Other equity investments	445	377	436	399
	$250,852	$258,902	$231,337	$235,227

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2010 was $186.4 million. As of September 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of shareholders’ equity.

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

10. EARNINGS PER SHARE

The calculation of net income per common share for the nine and three months ended September 30 was as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars and shares in thousands)	2010	2009	2010	2009
Basic:
Net income available to common shareholders	$10,633	$5,701	$4,439	$2,147
Average common shares outstanding	19,637	12,999	19,875	13,505
Basic net income per common share	$0.54	$0.44	$0.22	$0.16

Diluted:
Net income available to common shareholders	$10,633	$5,701	$4,439	$2,147
Average common shares outstanding	19,637	12,999	19,875	13,505
Adjustment for common share equivalents	373	113	355	290
Average common shares outstanding-diluted	20,010	13,112	20,230	13,795
Diluted net income per common share	$0.53	$0.43	$0.22	$0.15

Anti-dilutive shares	413,848	778,022	413,848	742,325

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

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares at the date of grant. For awards that are performance based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance based awards are outstanding at September 30, 2010.

In January 2010, the Company awarded 81,600 shares of restricted stock to employees, senior officers and to a Director.  Of the total restricted stock awarded, 17,464 shares vest in five substantially equal installments beginning on the date of grant. The Company awarded 31,247 shares that vest 100% upon the later of the date of repayment in full of all financial assistance received by the Company under the Troubled Asset Relief Program Capital Purchase Program (the “Capital Purchase Program”) or on January 21, 2012. The remaining 32,889 shares vest 60% upon the second anniversary of the date of grant and 20% on the third and fourth anniversaries of the date of grant or upon the later date of repayment in full of all financial assistance received by the Company under the Capital Purchase Program.

In April 2010, the Company awarded two employees options to purchase a total of 5,000 shares under the 2006 Plan which have ten-year terms and vest in ten substantially equal installments on the first through ten anniversaries of the date of grant.

Below is a summary of changes in shares under option pursuant to our equity compensation plans for the nine months ended September 30, 2010, and 2009. The information excludes restricted stock units and awards.

	Nine Months Ended September 30,
	2010		2009
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Beginning Balance	1,234,181	$2.56	1,036,994	$2.58
Issued	5,000	5.52	324,937	2.04
Exercised	(52,144)	1.76	(9,759)	1.36
Forfeited	(53,950)	0.07	(37,538)	2.12
Expired	(32,277)	2.67	(40,017)	1.07
Ending Balance	1,100,810	2.73	1,274,617	2.52

The following summarizes information about stock options outstanding at September 30, 2010. The information excludes restricted stock units and awards.

Outstanding:			Weighted-Average
Range of	Stock Options	Weighted-Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$2.98 - $8.10	434,094	$6.29	5.95
$8.11 - $11.07	259,368	10.18	3.68
$11.08 - $15.43	219,661	12.75	3.27
$15.44 - $26.86	187,687	21.15	3.73
	1,100,810	11.03	4.50

Exercisable:
Range of	Stock Options	Weighted-Average
Exercise Prices	Exercisable	Exercise Price
$2.98 - $8.10	194,752	$6.22
$8.11 - $11.07	253,117	10.19
$11.08 - $15.43	187,161	12.89
$15.44 - $26.86	173,252	21.50
	808,282	12.28

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the nine months ended September 30, 2010 and the years ended December 31, 2009, and 2008.

	Nine Months Ended	Year Ended	Year Ended
	September 30, 2010	2009	2008
Expected Volatility	51.2% - 51.2%	25.9% - 58.0%	23.7% - 43.6%
Weighted-Average Volatility	51.19%	26.74%	30.28%
Expected Dividends	0.0%	0.0%	0.9%
Expected Term (In years)	5.0 - 5.0	3.5 - 8.5	3.0 - 9.0
Risk-Free Rate	1.01%	0.84%	2.55%
Weighted-Average Fair Value (Grant date)	$5.52	$2.06	$1.30

 The expected lives are based on the “simplified” method allowed by ASC Topic 718“Compensation”, whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options was $2.6 million at September 30, 2010. The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $295 thousand and $58 thousand, respectively. The total fair value of stock options vested was $377 thousand and $232 thousand for the nine months ended September 30, 2010 and 2009, respectively.

The Company recognized $447 thousand and $427 thousand in stock-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively which is included in salaries and employee benefits. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock based compensation expense related to all stock-based awards totaled $1.4 million at September 30, 2010. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.79 years.

The Company has outstanding restricted stock award grants of 115,172 shares from the 2006 Plan at September 30, 2010.  Unrecognized stock based compensation expense related to restricted stock awards totaled $833 thousand at September 30, 2010. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.63 years.  The following table summarizes the unvested restricted stock awards outstanding at September 30, 2010 and 2009 and the restricted stock units at September 30, 2009, which were performance based, and which were not outstanding at September 30, 2010:

	September 30, 2010
	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	7,642	$15.21	49,585	$6.88
Issued	-	-	81,600	10.35
Forfeited	(3,817)	15.21	(116)	10.35
Vested	(3,825)	15.21	(15,897)	7.77
Unvested at End	-	$-	115,172	$9.21

	September 30, 2009
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Assets measured at fair value on a recurring basis comprised the following at September 30, 2010:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)

Investment securities available for sale:
U. S. Government agency securities	$-	$87,031	$-	$87,031
Mortgage backed securities	-	121,114	-	121,114
Municipal bonds	-	50,380	-	50,380
Other equity investments	110	-	267	377
Residential mortgage loans held for sale	-	70,889	-	70,889

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include US government agency debt securities, mortgage backed securities issued by government sponsored entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets.

The Company’s residential loans held for sale are reported on an aggregate basis at the lower of cost or fair value.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

(dollars in thousands)	Available For Sale Securities
Balance, January 1, 2010	$258
Total realized and unrealized gains and losses:
Included in net income	-
Included in other comprehensive income	1
Purchases, issuances and settlements	8
Transfers in and/or out of Level 3	-
Balance, September 30, 2010	$267

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)

Impaired loans:
Commercial	$-	$1,769	$2,092	$3,861
Investment - commercial real estate	-	1,767	2,821	4,588
Owner occupied - commercial real estate		5,753	-	5,753
Real estate mortgage - residential		-	247	247
Construction - commercial and residential	-	9,215	982	10,197
Home equity	-	-	15	15
Other real estate owned	-	3,931	650	4,581

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. The fair value of impaired loans is estimated using one of several methods, including the collateral value, the market value of similar debt, the enterprise value, the liquidation value and the discounted cash flow value. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. When the fair value of the collateral is based on an observable market price or a current appraised value, which includes the cost to sell, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value or adjusts the third party appraisal for cost to sell and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The following table presents the estimated fair values of financial assets and liabilities on the Company’s consolidated balance sheet, including those financial assets and liabilities that are not measured and reported at fair value on a recurring or non-recurring basis:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$19,734	$19,734	$21,955	$21,955
Interest bearing deposits with other banks	7,577	7,577	7,484	7,484
Federal funds sold	72,101	72,101	88,248	88,248
Investment securities	258,902	258,902	235,227	235,227
Federal Reserve and Federal Home Loan Bank stock	9,774	9,774	10,417	10,417
Loans held for sale	70,889	70,889	1,550	1,550
Loans	1,530,946	1,525,644	1,399,311	1,398,043
Other earning assets	13,237	13,237	12,912	12,912

Liabilities:
Noninterest bearing deposits	380,167	380,167	307,959	307,959
Interest bearing deposits	1,265,924	1,267,970	1,152,315	1,155,583
Customer repurchase agreements and federal funds purchased	99,147	99,147	90,790	90,790
Borrowings	49,300	51,366	59,300	63,690

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

13. SHAREHOLDERS’ EQUITY

On December 5, 2008, the Company entered into and consummated a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued 38,235 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $38,235,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. On December 23, 2009, the Company redeemed 15,000 shares of Series A Preferred Stock for an aggregate redemption price of $15,079,166, including accrued but unpaid dividends on the shares.  Following the repurchase, 23,235 shares of Series A Preferred Stock remain outstanding, held by the Treasury. The Company accrued dividends on the preferred stock and recognized the discount accretion totaling $327 thousand and $971 thousand for the three and nine months ended September 30, 2010 reducing net income available to common shareholders to $4.4 million ($0.22 per basic and diluted common share) and $10.6 million ($0.54 per basic common share and $0.53 diluted common share) for the three and nine months ended September 30, 2010, respectively.

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

GENERAL

The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through EagleBank, its wholly owned banking subsidiary, a Maryland-chartered bank which is a member of the Federal Reserve System (the “Bank”). The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has seven offices serving Montgomery County, Maryland, four offices in the District of Columbia, and one office in Fairfax County, Virginia. In September, 2010 the Company announced the acquisition, subject to regulatory approval, of a branch office in Washington, D.C. in the Penn Quarter / Chinatown area to be completed early in 2011. In October 2010, the Company announced the signing of a lease on space for a second northern Virginia office in Rosslyn, expected to open in April 2011 subject to regulatory approval.

The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the service area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Company serves. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market, savings, and time deposit accounts; business, construction, and commercial loans; residential mortgages and consumer loans; insurance services; and cash management services. The Company has developed significant expertise and commitment as an SBA lender, and has been designated a Preferred Lender by the Small Business Administration (“SBA”).

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

The fair values and the information used to record valuation adjustments for investment securities available for sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company’s investment portfolio is categorized as available for sale with unrealized gains and losses net of income tax being a component of shareholders’ equity and accumulated other comprehensive income.

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

The Company follows the provisions of ASC Topic 718, “Compensation”, which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock, and performance based shares.  This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company’s practice is to utilize reasonable and supportable assumptions.

In accounting for the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) and Fidelity & Trust Bank (“F&T Bank”), the Company followed the provisions of ASC Topic 805 “Business Combinations”, which mandates the use of the purchase method of accounting and ASC Topic - 310, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.  Accordingly, the tangible assets and liabilities and identifiable intangibles acquired were recorded at their respective fair values on the date of acquisition, with any impaired loans acquired being recorded at fair value outside the allowance for credit losses. The valuation of the loan and time deposit portfolios acquired were made by independent analysis for the difference between the instruments stated interest rates and the instruments current origination interest rate, with premiums and discounts being amortized to interest income and interest expense to achieve an effective market interest rate. An identified intangible asset related to core deposits was recorded based on independent valuation. Deferred tax assets were recorded for the future value of a net operating loss and for the tax effect of timing differences between the accounting and tax basis of assets and liabilities. The Company recorded an unidentified intangible (goodwill) for the excess of the purchase price of the acquisition (including direct acquisition costs) over the fair value of net tangible and identifiable intangible assets acquired.

RESULTS OF OPERATIONS

Earnings Summary

For the nine months ended September 30, 2010, the Company reported net income of $11.6 million, a 55% increase over the $7.5 million for the nine months ended September 30, 2009. Net income available to common shareholders (which is after accrual of preferred stock dividends and discount accretion) increased 87% to $10.6 million ($0.54 per basic common share and $0.53 per diluted common share), as compared to $5.7 million ($0.44 per basic common share and $0.43 per diluted common share) for the same nine month period in 2009.

For the three months ended September 30, 2010 the Company’s net income was $4.8 million, a 74% increase over the $2.7 million for the same three months in 2009. Net income available to common shareholders increased 107% to $4.4 million ($0.22 per basic and diluted common share) for the quarter ended September 30, 2010, compared to $2.1 million ($0.16 per basic common share and $0.15 per diluted common share) for the quarter ended September 30, 2009.

The increase in net income for the nine and three months ended September 30, 2010 can be attributed primarily to an increase in net interest income of 30% and 31%, respectively, as compared to the same period in 2009.  Net interest income growth was due to both growth in average earning assets of 22% and 21% for the nine and three months ended September 30, 2010, respectively, as compared to 2009, and to expansion of the net interest margin.

The Company had an annualized return on average assets of 0.82% and an annualized return on average common equity of 8.24% for the first nine months of 2010, as compared to annualized returns on average assets and average common equity of 0.64% and 7.02%, respectively, for the same nine month period in 2009.

For the three months ended September 30, 2010, the Company had an annualized return on average assets of 0.96% and an annualized return on average common equity of 9.93%, as compared to annualized returns on average assets and average common equity of 0.67% and 7.85%, respectively,  for the same period in 2009.

The Company’s earnings are largely dependent on net interest income, which represented 91% of total revenue (i.e. net interest income plus noninterest income) for the nine months ended September 30, 2010 compared to 88% for the same period in 2009.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets increased from 3.81% for the nine months ended September 30, 2009 to 4.06% for the nine months ended September 30, 2010. The higher margin in the first nine months of 2010 as compared to the same period of 2009 was due to lower funding costs for both deposits and borrowings more than offsetting declines in earning asset yields. Substantially higher average federal funds sold during the nine months ended September 30, 2010, as compared to the same period ended in 2009, contributed to the lower earning asset yields, as did lower yields on investment securities, due to lower market interest rates. The benefit of noninterest sources funding earning assets declined by 11 basis points to 37 basis points for the nine months ended September 30, 2010 as compared to 48 basis points for the same period in 2009, which effect was due to lower market interest rates in the current period as compared to 2009. Additionally, while the average rate on earning assets for the nine months ended September 30, 2010, as compared to the same period in 2009 decreased by 36 basis points from 5.52% to 5.16%, the cost of interest bearing liabilities decreased by 72 basis points from 2.19% to 1.47%, resulting in a net interest spread of 3.69% for the nine months ended September 30, 2010, as compared to 3.33% for the same period in 2009, an increase of 36 basis points. The combination of a 36 basis point increase in the net interest spread and an 11 basis point decline in the value of noninterest sources resulted in the 25 basis point increase in the net interest margin.

For the three months ended September 30, 2010 and 2009, average interest bearing liabilities were 74% and 78%, respectively, of average earning assets.  Additionally, while the average rate on earning assets for the three months ended September 30, 2010 declined by 30 basis points from 5.38% to 5.08%, as compared to 2009, the cost of interest bearing liabilities decreased by 73 basis points from 2.06% to 1.33%, resulting in a increase in the net interest spread of 43 basis points from 3.32% for the quarter ended September 30, 2009 to 3.75% for the three months ended September 30, 2010. The net interest margin increased 33 basis points from 3.77% for the three months ended September 30, 2009 to 4.10% for the three months ended September 30, 2010. The 10 basis point difference between the net interest spread improvement of 43 basis points and the net interest margin improvement of 33 basis points was due to lower market interest rates in the current period reducing the benefit of noninterest funding sources from 45 basis points to 35 basis points.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates have declined. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents the most significant component of the Company’s revenues.

Due to favorable core deposit growth over the past twelve months, the need to meet loan funding objectives has not required the use of alternative funding sources, such as Federal Home Loan Bank (“FHLB”) advances, correspondent bank lines of credit and brokered time deposits, the balances of which have declined since September 30, 2009.  The major component of the growth in core deposits has been growth in a special money market account originally promoted through advertisements, but which is currently being promoted primarily through direct sales effort by the business development staff.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased from 87% of average earning assets in the first nine months of 2009 to 81% of average earning assets for the same period of 2010. The decrease in average loans as a percentage of other earning assets is due to the growth in the securities portfolio and other earning assets resulting from higher levels of growth in deposits as compared to loans over the past twelve months. In the first nine months of 2010, average loans, including loans held for sale, increased $184 million, a 14% increase, and average deposits increased by $323 million, a 27% increase as compared to the same period in 2009.  The increase in average loans in 2010 as compared to 2009 is primarily attributable to growth in loans on income-producing commercial real estate and commercial loans. The increase in average deposits in 2010 as compared to 2009 is primarily attributable to noninterest bearing demand deposits and money market deposits. Investment securities for the first nine months of 2010 amounted to 14% of average earning assets, an increase of 3% from an average of 11% for the same period in 2009. Federal funds sold averaged 4.0% of average earning assets in the first nine months of 2010 as compared to 2.0% for the same period in 2009.

For the three months ended September 30, 2010, average loans were 81% of average earning assets as compared to 83% for the same period in 2009.

Average loans, which include loans held for sale, increased $64 million (4%) and average deposits increased $81 million (5%) during the three months ended September 30, 2010 as compared to the second quarter of 2010. The increase in average loans in the third quarter of 2010 as compared to the second quarter of 2010 is primarily attributable to growth in loans on income-producing commercial real estate, commercial loans, and loans held for sale, as the Company significantly expanded its residential mortgage origination division late in the second quarter of 2010. Increases in average deposits in the third quarter of 2010, as compared to the second quarter of 2010, is attributable to growth in both noninterest bearing demand deposits and money market accounts.  Average investment securities for the three months ended September 30, 2010 amounted to 14% of average earning assets, an increase of 2% from an average of 12% for the same period in 2009. Average federal funds sold averaged 4.2% of average earning assets for the three months ended September 30, 2010 as compared to 4.6% for the same period in 2009.

The provision for credit losses was $5.8 million for the first nine months of 2010 as compared to $5.1 million in 2009. The higher provisioning in 2010 as compared to 2009 is attributable to both higher amounts of loan growth in the first nine months of 2010 compared to 2009, and to slightly higher net charge-offs in 2010 as compared to 2009, offset by a change in the reserve calculation to include the heavier weighting of our consistently low levels of historical losses in the reserve methodology, beginning in the second quarter of 2010. For the nine months ended September 30, 2010, net charge-offs totaled $4.1 million (0.38% of average loans) compared to $3.6 million (0.37% of average loans) for the nine months ended September 30, 2009. Net charge-offs in the nine months ended September 30, 2010 were attributable to charge-offs in consumer loans ($21 thousand), investment commercial real estate loans - income producing ($49 thousand), investment commercial real estate loans ($177 thousand), commercial real estate loans - owner occupied ($322 thousand), commercial loans ($1.2 million), construction loans ($1.7 million), and the unguaranteed portion of SBA loans ($659 thousand).

The provision for credit losses was $2.0 million for the three months ended September 30, 2010 as compared to $1.9 million for the three months ended September 30, 2009.  The slightly higher provisioning in the third quarter of 2010, as compared to the third quarter of 2009, is primarily attributable to loan growth.  Net charge-offs of $1.5 million represented 0.39% of average loans  in the third quarter of 2010, as compared to  $1.6 million or  0.48%  of average loans  in the third quarter of 2009. Net charge-offs in the third quarter of 2010 were attributable to charge-offs in consumer loans ($11 thousand), investment commercial real estate loans ($177 thousand), commercial loans ($254 thousand), commercial real estate loans - owner occupied ($322 thousand), construction loans ($693 thousand), and the unguaranteed portion of SBA loans ($7 thousand).

At September 30, 2010, the allowance for credit losses represented 1.45% of loans outstanding, as compared to 1.51% at September 30, 2009, 1.47% at December 31, 2009, and 1.45% at June 30, 2010. The allowance for credit losses was 90% of nonperforming loans at September 30, 2010, as compared to 88% at September 30, 2009, 94% at December 31, 2009, and 86% at June 30, 2010.

Total noninterest income for the nine months of 2010 was $5.6 million compared to $6.0 million in 2009, a decrease of 8%. This decrease was due primarily to a $704 thousand decline in gains on the sale of investment securities. Investment gains realized in both the first nine months of 2010 and 2009 were the result of asset/liability management decisions to reduce call risk in the portfolio of U.S. Agency securities, to mitigate potential extension risk in longer-term mortgage backed securities and to mitigate prepayment risk in mortgage backed bonds. Excluding investment securities gains, total noninterest income was $4.7 million for the first nine months of 2010 as compared to $4.5 million for the same period in 2009, the increase being attributed to increases in service charges and to increased loan fees.

Total noninterest income for the three months ended September 30, 2010 increased 57% to $2.3 million from $1.5 million for the three months ended September 30, 2009. This increase was due primarily to $260 thousand in gains realized on the sale of investment securities and an increase of $447 thousand in gains realized on the sale of SBA and residential mortgage loans. Gains on the sale of SBA loans decreased $62 thousand while gains on the sales of residential mortgages increased $509 thousand. With the late second quarter expansion of the residential mortgage origination division, the Company realized higher amounts of noninterest income from the sale of residential mortgage loans for the three months ended September 30, 2010. Investment gains realized in the third quarter of 2010 were the result of asset/liability management decisions to sell a portion of the mortgage backed securities that exhibited substantial prepayment risk. Also contributing to the increase in noninterest income in 2010 compared to 2009 was an increase of $87 thousand in service fees and a $63 thousand increase in other income.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 61.42% for the first nine months of 2010, as compared to 65.84% for the nine months ended September 30, 2009, as the Company has enhanced its productivity. Cost control remains a key operating objective of the Company. Total noninterest expenses were $37.5 million for the first nine months of 2010, as compared to $32.1 million for 2009, a 17% increase primarily comprised of salaries and benefits expense of $2.7 million, reflecting in part the expansion of the residential mortgage banking division, premises and equipment expenses of $1.2 million, other expenses of $1.4 million, data processing costs of $175 thousand; legal, accounting and professional fees of $140 thousand, and marketing and advertising of 134 thousand. Premises and equipment expenses include approximately $595 thousand due to the acceleration of the remaining lease term for the closure of the Sligo branch in Silver Spring, Maryland in April 2010 and approximately $232 thousand due to the acceleration of the remaining leasehold amortization for the closure of the 1725 Eye Street, NW branch in Washington, DC in September, 2010. The decrease in the FDIC insurance of $438 thousand is a result of the absence during 2010 of the one-time special assessment of approximately $723 thousand recorded in the second quarter of 2009.

Total noninterest expenses were $12.9 million for the three months ended September 30, 2010, as compared to $10.3 million for the three months ended September 30, 2009, a 26% increase.  Higher costs were incurred for salaries and benefits of $1.4 million, reflecting in large part the expansion of the residential mortgage banking division, premises and equipment expenses of $223 thousand, reflecting in part additional leased space to house the expanded residential mortgage banking division, other expenses of $670 thousand, marketing and advertising of $163 thousand, FDIC insurance of $142 thousand, and data processing of $39 thousand. Premises and equipment expenses include approximately $232 thousand due to the acceleration of the remaining leasehold amortization for the closure of the 1725 Eye Street NW branch in Washington, DC in September, 2010. The efficiency ratio was 58.68% for the third quarter of 2010, as compared to 62.29% for the third quarter of 2009, as the Company has enhanced its productivity. As compared to the second quarter of 2010, the third quarter efficiency ratio was significantly decreased (from 63.69% to 58.68%) due largely to significant increases in net interest income due to growth and to increased noninterest income from increased sales of residential mortgages.

The ratio of common equity to total assets decreased from 9.71% at September 30, 2009 to 8.93% at September 30, 2010 due to an increase in balance sheet leverage.  As discussed below, the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

Net interest income for the first nine months of 2010 increased 30% to $55.5 million compared to $42.8 million for the first nine months of 2009. For the nine months ended September 30, 2010, the net interest margin was 4.06% as compared to 3.81% for the nine months ended September 30, 2009, an increase of 25 basis points. The higher margin for the first nine months of 2010 as compared to the same period of 2009 was due to lower funding costs for both deposits and borrowings more than offsetting declines in earning asset yields. The Company believes its net interest margin remains favorable to peer banking companies.

For the three months ended September 30, 2010 and 2009, net interest income increased 31% to $19.7 million and $15.0 million, respectively. For the three months ended September 30, 2010, the net interest margin was 4.10% as compared to 3.77% for the three months ended September 30, 2009, an increase of 33 basis points. The higher margin in the third quarter of 2010 as compared to the third quarter of 2009 was due to lower funding costs for both deposits and borrowings more than offsetting declines in earning asset yields.

The Company’s net interest margin for the quarter ended September 30, 2010 remained stable at 4.10% as compared to the second quarter of 2010, as earning asset yields declined by 13 basis points, the cost of interest bearing liabilities declined by 15 basis points and the value of noninterest bearing sources declined by 2 basis points.

The tables below present the average balances and rates of the various categories of the Company’s assets and liabilities for the three and nine months ended September 30, 2010 and 2009.  Included in the tables is a measurement of interest rate spread and margin.  Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$7,926	$24	1.20%	$2,989	$19	2.52%
Loans (1) (2) (3)	1,553,254	22,655	5.79%	1,317,685	19,744	5.94%
Investment securities available for sale (3)	266,498	1,697	2.53%	186,612	1,623	3.45%
Federal funds sold	80,222	45	0.22%	72,317	40	0.22%
Total interest earning assets	1,907,900	24,421	5.08%	1,579,603	21,426	5.38%

Total noninterest earning assets	78,627			71,251
Less: allowance for credit losses	21,700			19,654
Total noninterest earning assets	56,927			51,597
TOTAL ASSETS	$1,964,827			$1,631,200

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$55,839	$54	0.38%	$54,390	$44	0.32%
Savings and money market	705,751	1,828	1.03%	457,277	1,885	1.64%
Time deposits	501,679	2,123	1.68%	576,978	3,552	2.44%
Total interest bearing deposits	1,263,269	4,005	1.26%	1,088,645	5,481	2.00%
Customer repurchase agreements and federal funds purchased	97,411	167	0.68%	85,103	200	0.93%
Other short-term borrowings	-	-	0.00%	30,000	270	3.57%
Long-term borrowings	49,300	550	4.43%	31,716	457	5.72%
Total interest bearing liabilities	1,409,980	4,722	1.33%	1,235,464	6,408	2.06%

Noninterest bearing liabilities:
Noninterest bearing demand	347,544			232,760
Other liabilities	6,747			9,805
Total noninterest bearing liabilities	354,291			242,565

Stockholders’ equity	200,556			153,171
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,964,827			$1,631,200

Net interest income		$19,699			$15,018
Net interest spread			3.75%			3.32%
Net interest margin			4.10%			3.77%

(1)	Includes loans held for sale.
(2)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $601 thousand and $451 thousand for the three months ended September 30, 2010 and 2009, respectively.

(3)	Interest and fees on loans and investments exclude tax equivalent adjustments.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$7,724	$83	1.44%	$2,734	$56	2.74%
Loans (1) (2) (3)	1,483,697	64,995	5.86%	1,299,212	56,427	5.81%
Investment securities available for sale (3)	260,605	5,412	2.78%	168,540	5,391	4.28%
Federal funds sold	76,482	128	0.22%	30,442	51	0.22%
Total interest earning assets	1,828,508	70,618	5.16%	1,500,928	61,925	5.52%

Total noninterest earning assets	80,724			67,804
Less: allowance for credit losses	21,300			19,132
Total noninterest earning assets	59,424			48,672
TOTAL ASSETS	$1,887,932			$1,549,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$53,296	$140	0.35%	$50,954	$117	0.31%
Savings and money market	668,688	5,959	1.19%	359,657	4,298	1.60%
Time deposits	501,478	6,761	1.80%	580,781	11,675	2.69%
Total interest bearing deposits	1,223,462	12,860	1.41%	991,392	16,090	2.17%
Customer repurchase agreements and federal funds purchased	93,901	545	0.78%	97,156	774	1.07%
Other short-term borrowings	4,996	27	0.72%	32,875	428	1.74%
Long-term borrowings	49,300	1,647	4.47%	48,597	1,832	5.04%
Total interest bearing liabilities	1,371,659	15,079	1.47%	1,170,020	19,124	2.19%

Noninterest bearing liabilities:
Noninterest bearing demand	314,498			223,746
Other liabilities	6,137			9,123
Total noninterest bearing liabilities	320,635			232,869

Stockholders’ equity	195,638			146,711
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,887,932			$1,549,600

Net interest income		$55,539			$42,801
Net interest spread			3.69%			3.33%
Net interest margin			4.06%			3.81%

(1)	Includes loans held for sale.
(2)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.8 millionand $1.3 million for the nine months ended September 30, 2010 and 2009, respectively.

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

During the first nine months of 2010, the allowance for credit losses increased $1.6 million, reflecting $5.8 million in provision for credit losses and $4.2 million in net charge-offs during the period. The provision for credit losses was $5.8 million for the first nine months of 2010 as compared to $5.1 million in 2009. The higher provisioning in 2010 as compared to 2009 is attributable to both higher amounts of loan growth in the first nine months of 2010 compared to 2009, and to slightly higher net charge-offs in 2010 as compared to 2009, partially offset by a change in the reserve calculation to utilize our consistently low levels of historical losses, as compared to peer averages in the reserve methodology, beginning in the second quarter of 2010.

During the three months ended September 30, 2010, the allowance for credit losses increased $499 thousand, reflecting $2.0 million in provision for credit losses and $1.5 million in net charge-offs during the period. The provision for credit losses of $2.0 million in the third quarter of 2010 compared to a provision for credit losses of $1.9 million for the third quarter of 2009. The higher provisioning in the third quarter of 2010, as compared to the third quarter of 2009, is attributable to loan growth.

As part of its comprehensive loan review process, the Bank’s Board of Directors and Loan Committee or Company’s Credit Review Committee carefully evaluate loans which are past-due 30 days or more.  The Committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk requiring additional reserves.

The maintenance of a high quality loan portfolio, with an adequate allowance for possible credit losses, will continue to be a primary management objective for the Company.

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended
(dollars in thousands)	September 30,
	2010	2009
Balance at beginning of year	$20,619	$18,403
Charge-offs:
Commercial (1)	2,077	2,565
Investment - commercial real estate (2)	369	372
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	390
Construction - commercial and residential (2)	1,698	41
Home equity	-	228
Other consumer	21	162
Total charge-offs	4,165	3,758

Recoveries:
Commercial (1)	27	131
Investment - commercial real estate (2)	3	-
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	-
Construction - commercial and residential (2)	3	-
Home equity	1	2
Other consumer	-	10
Total recoveries	34	143
Net charge-offs	4,131	3,615

Additions charged to operations	5,752	5,141
Balance at end of period	$22,240	$19,929

Annualized ratio of net charge-offs during the period
to average loans outstanding during the period	0.38%	0.37%

(1)	Includes SBA loans.
(2)	Includes loans for land acquisition and development.

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2010		December 31, 2009
(dollars in thousands)
	Amount	% (1)	Amount	% (1)
Commercial	$7,585	25%	$9,871	25%
Investment - commercial real estate (2)	5,915	38%	3,328	36%
Owner occupied - commercial real estate	2,597	14%	3,167	14%
Real estate mortgage - residential	99	1%	28	1%
Construction - commercial and residential (2)	4,613	16%	3,680	18%
Home equity	1,334	6%	382	6%
Other consumer	97	0%	163	0%
Unallocated	-	0%	-	0%
Total loans	$22,240	100%	$20,619	100%

(1)	Represents the percent of loans in each category to total loans.
(2)	Includes loans for land acquisition and development.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, the non-performing portion of troubled debt restructurings  and other real estate owned, totaled $29.2 million, at September 30, 2010, representing 1.46% of total assets, were slightly higher than the $27.1 million of nonperforming assets or 1.50% of total assets, at December 31, 2009 and were slightly higher  as compared to the $27.4 million of nonperforming assets or 1.63% of total assets, at September 30, 2009. The Company has been pro-active in addressing existing and potential problem loans resulting from a weaker economy, which has resulted in slightly higher level of nonperforming assets at September 30, 2010 as compared to September 30, 2009. Management remains attentive to early signs of deterioration in borrowers’ financial condition and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for loan losses at 1.45% of total loans at September 30, 2010 is adequate to absorb potential credit losses in the loan portfolio at that date.

Included in nonperforming assets at September 30, 2010 were $4.6 million of OREO, consisting of eleven foreclosed properties. The Company had twelve foreclosed properties with a net carrying value of $5.1 million at December 31, 2009 and eleven foreclosed properties with a net carrying value of $4.6 million at September 30, 2009.  OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first nine months of 2010, six foreclosed properties with a net carrying value of $2.2 million were sold for a net loss of $256 thousand.

Included in nonperforming assets are loans that we consider impaired. Impaired loans are defined as those which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement, as well as that portion of loans whose terms have been modified in a troubled debt restructuring ("TDR") which have not shown a period of performance as required under applicable accounting standards. Valuation allowances for those loans determined to be impaired are evaluated in accordance with ASC Topic 310—“Receivables”, and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan is determined by current appraised value less estimated costs to sell the underlying collateral, which may be adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi unit real estate project may indicate the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans are updated on a not less than annual basis.

Loans are considered to have been modified in a TDR when due to a borrower's financial difficulties the Company makes concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDR's as the accommodation of a borrower's request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example, (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had two TDR’s at September 30, 2010, totaling approximately $4.4million, $3.1 million of which was performing under modified terms at September 30, 2010. These loans have demonstrated a period of at least six months of performance under the modified terms.

Total nonperforming loans amounted to $24.7 million at September 30, 2010 (1.61% of total loans), compared to $22.0 million at December 31, 2009 (1.57% of total loans) and $22.8 million at September 30, 2009 (1.73% of total loans).  The decline in the ratio of non performing loans to total loans at September 30, 2010 as compared to September 30, 2009 is due to a larger loan portfolio at September 30, 2010.

The following table shows the amounts of nonperforming assets at the dates indicated.

	September 30,		December 31,
(dollars in thousands)	2010	2009	2009
Nonaccrual Loans:
Commercial	$3,861	$4,380	$4,364
Investment - commercial real estate	3,381	3,240	1,900
Owner occupied - commercial real estate	5,753	-	526
Real estate mortgage - residential	247	-	-
Construction - commercial and residential	10,115	14,970	15,192
Home equity	15	185	42
Other consumer	-	-	-
Accrual loans-past due 90 days:
Commercial	-	-	-
Other consumer	-	-	-
Real estate - commercial	-	-	-
Restructured loans (1)	1,289	-	-
Total nonperforming loans	24,661	22,775	22,024
Other real estate owned	4,581	4,581	5,106
Total nonperforming assets	$29,242	$27,356	$27,130

Coverage ratio, allowance for credit losses to total nonperforming loans	90.18%	87.50%	93.62%
Ratio of nonperforming loans to total loans	1.61%	1.73%	1.57%

(1)	Excludes TDRs returned to performing status totaling $3.1 million at September 30, 2010. These loans havedemonstrated a period of at least six months of performance under the modified terms.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At September 30, 2010, there were $31.1 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $31.1 million in potential problem loans at September 30, 2010, compared to $32.2 million at June 30, 2010, and $20.9 million at December 31, 2009.   The Company has taken a conservative posture with respect to risk rating its loan portfolio, which has also resulted in significant increases in the level of potential problem loans over the past year. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See Allowance for Loan Credit Losses for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

 Total noninterest income for the nine months of 2010 was $5.6 million compared to $6.0 million in 2009, a decrease of 8%. This decrease was due primarily to a $704 thousand decline in gains on the sale of investment securities. Excluding investment securities gains, total noninterest income was $4.7 million for the first nine months of 2010 as compared to $4.5 million for the same period in 2009, the increase being attributed to a $118 thousand increase in service charges and a $113 thousand increase in other income.

Total noninterest income for the three months ended September 30, 2010 increased to $2.3 million from $1.5 million for the three months ended September 30, 2009, a 57% increase. This increase was due primarily to $260 thousand in gains realized on the sale of investment securities and an increase of $447 thousand in gains realized on the sale of loans. Also contributing to the increase in noninterest income in 2010 compared to 2009 was an increase of $87 thousand in service fees and a $63 thousand increase in other income.

For the nine months ended September 30, 2010, service charges on deposit accounts increased $118 thousand, a 5% increase from the same nine month period in 2009. For the three months ended September 30, 2010, service charges on deposit accounts increased from $727 thousand to $814 thousand compared to the same period in 2009, an increase of 12%. The increase for the nine and three month periods was due to the impact of lower market interest rates on earnings credits.

Gain on sale of loans consists of gains on sale of the guaranteed portion of SBA loans, and gain on sale of residential mortgage loans originated for sale. For the nine months ended September 30, 2010 gain on sale of loans increased 4%, from $950 thousand to $990 thousand, compared to the same period in 2009. For the three months ended September 30, 2010 gain on sale of loans increased 153%, from $292 thousand to $739 thousand, compared to the same period in 2009. For the nine months ended September 30, 2010 gains on the sale of SBA loans increased $11 thousand while gains on the sale of residential mortgages increased $29 thousand as compared to the same nine month period in 2009. For the three months ended September 30, 2010 gains on the sale of SBA loans decreased $62 thousand while gains on the sales of residential mortgages increased $509 thousand compared to the same three month period in 2009.

The Company is an originator of SBA loans and its current practice is to sell the guaranteed portion of those loans at a premium. For the nine and three months ended September 30, 2010, gains on the sale of SBA loans amounted to $309 thousand and $154 thousand, respectively, as compared to $297 thousand and $216 thousand for the same nine and three month periods in 2009. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. In the second quarter of 2010, the Company expanded the residential mortgage banking division by hiring additional originators and support staff. The Company anticipates increased noninterest income from the origination and sale of an increased volume of mortgage loans for the remainder of 2010. For the nine and three months ended September 30, 2010, gains on the sale of residential mortgage loans were $682 thousand and $585 thousand as compared to $653 thousand and $76 for the same nine and three months of 2009, respectively. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent within a specified period following sale and loan funding. While the Bank considers these potential recourse provisions to be a minimal risk, it does establish a reserve based on the portfolio of loans subject to re-purchase. The Bank does not originate so called “sub-prime” loans and has no exposure to this market segment.

Other income totaled $1.1 million for the nine months ended September 30, 2010 as compared to $1.0 million for the same period in 2009, an increase of 11%. The major components of income in this category consist of ATM fees, SBA servicing fees, noninterest loan fees and other noninterest fee income. ATM fees increased from $310 thousand for the nine months ended September 30, 2009 to $412 thousand for the same period in 2010, a 33% increase. SBA servicing fees increased from $139 thousand for the nine months ended 2009 to $164 thousand for the same period in 2010, a 19% increase. Noninterest loan fees increased from $335 thousand for the nine months ended

September 30, 2009 to $438 thousand for the same period in 2010, a 31% increase. Other noninterest fee income was $83 thousand for the nine months ended September 30, 2010 compared to $202 thousand for the same period in 2009, a 59% decrease. Other income totaled $412 thousand for the three months ended September 30, 2010 as compared to $349 thousand for the same period in 2009, an increase of 18%. ATM fees increased from $112 thousand for the three months ended September 30, 2009 to $151 thousand for the same period in 2010, a 34% increase. SBA service fees increased from $48 thousand for the three months ended 2009 to $53 thousand for the same period in 2010, a 10% decrease. Noninterest loan fees increased from $133 thousand for the three months ended September 30, 2009 to $178 thousand for the same period in 2010, a 33% increase. Other noninterest fee income was $25 thousand for the three months September 30, 2010 compared to $50 thousand for the same period in 2009, a 49% decrease.

Net gains on the sale of investment securities amounted to $833 thousand and $260 thousand for the first nine and three months of 2010, respectively, as compared to $1.5 million and $0 for the same nine and three month periods in 2009.  Investment gains realized in both the first nine months of 2010 and 2009 were the result of asset/liability management decisions to either reduce call risk in the portfolio of U.S. Agency securities, to mitigate potential extension risk in longer-term mortgage-backed securities, or to mitigate prepayment risk in mortgage-backed securities.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expense was $37.5 million for the nine months ended September 30, 2010 compared to $32.1 million for the nine months ended September 30, 2009, an increase of 17%.

Total noninterest expense was $12.9 million for the three months ended September 30, 2010 compared to $10.3 million for the three months ended September 30, 2009, an increase of 26%.

Salaries and employee benefits were $18.2 million for the nine months ended September 30, 2010, as compared to $15.5 million for 2009, an 18% increase. Salaries and employee benefits were $6.5 million for the three months of 2010, as compared to $5.1 million for 2009, a 28% increase.  These increases were due to staff additions, merit increases; incentive based compensation and increased benefit costs. At September 30, 2010, the Company’s staff numbered 280, as compared to 262 at June 30, 2010, 235 at December 31, 2009 and 233 at September 30, 2009. The vast majority of the growth in staffing in the quarter ending September 30, 2010 was due to expanded staffing in the residential mortgage banking division.

Premises and equipment expenses amounted to $6.7 million for the nine months ended September 30, 2010 as compared to $5.5 million for the same period in 2009, a 22% increase. Premises and equipment expenses amounted to $2.0 million for the three months ended September 30, 2010 as compared to $1.8 million for the same period in 2009, a 12% increase. The increase in expense for the nine and three month periods is due primarily to approximately $595 thousand for the acceleration of the remaining minimum lease obligation due to closure of the Sligo branch in Silver Spring, Maryland in April, 2010 and approximately $232 thousand due to the acceleration of the amortization of the leasehold improvements for the closure of the 1725 Eye Street, NW branch in Washington D.C. in September 2010.  A portion of the increased cost was also due to the expanded executive offices for the Bank and Company which opened in May 2009 and a new bank branch opened in November 2009. Additionally, ongoing operating expense increases associated with the Company’s facilities, all of which are leased, and increased equipment costs contributed to the overall increase in expense. For the nine and three months ended September 30, 2010, the Company recognized $317 thousand and $148 thousand of sublease revenue as compared to $204 thousand and $64 thousand for the same period in 2009. The sublease revenue is a direct offset of premises and equipment expenses.

Marketing and advertising expenses increased from $785 thousand for the nine months ended September 30, 2009 to $919 thousand for the same period in 2010, an increase of 17%. The primary reason for the increase was higher print media advertising costs and an expanded array of printed collateral materials during the first nine months of 2010 as compared to the same period in 2009. Marketing and advertising expenses increased from $228 thousand for the three months ended September 30, 2009 to $391 thousand for the same period in 2010, a 72% increase.  The primary reason for the increase was the development and printing of new marketing materials for the recently expanded residential mortgage banking division.

Data processing expenses increased from $1.8 million for the nine months ended September 30, 2009 to $2.0 million for the same period in 2010, an increase of 10%. Data processing expenses increased from $658 thousand for the three months ended September 30, 2009 to $697 thousand in the same period in 2010, a 6% increase. The nine and three month increase in expense was due to the addition of a new bank branch and an increase in the volume of data processing activity from organic growth.

Legal, accounting and professional fees were $2.2 million for the nine months ended September 30, 2010, as compared to $2.0 million for same period in 2009, an increase of 7%. Although the Company’s collection costs related to problem assets decreased significantly for the nine month period ended September 30, 2010, by $484 thousand as compared to the same periods in 2009, this decrease was more than offset by an increase in expense for the use of outside consultants of $592 thousand for the nine month period ended September 30, 2010, including consulting to enhance the Company’s sales management processes and assess strategic growth options.  Legal, accounting and professional fees were $655 thousand for the three months ended September 30, 2010, as compared to $664 thousand for same period in 2009, a 1% decrease. The primary reason for the decrease was a decline of $142 thousand in collection costs related to problem assets.

FDIC insurance premiums were $2.0 million for the nine months ended September 30, 2010, as compared to $2.5 million in 2009, a decrease of 18%. The decrease is a result of the absence of a special assessment of approximately $723 thousand recorded in the second quarter of 2009.  FDIC insurance premiums were $692 thousand for the three months ended September 30, 2010, as compared to $550 million in 2009, a 26% increase. The increase is primarily due to higher deposit balances.

Other expenses, increased to $5.5 million in the first nine months of 2010 from $4.1 million for the same period in 2009, an increase of 35%. For the three months ended September 30, 2010, other expenses amounted to $1.9 million as compared to $1.3 million for the same period in 2009, an increase of 53%. The major components of cost in this category include insurance expenses, broker fees, telephone, director fees, Maryland regulatory assessments, OREO expenses and other losses.  For the nine and three months ended September 30, 2010, the significant increases in this category as compared to the same periods in 2009, were primarily OREO expenses and related loss on the valuation adjustments and sale of OREO properties,  Maryland regulatory assessments, other losses and training expenses largely associated with emphasis on sales management practices.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) decreased to 34.9% for the nine months ended September 30, 2010 as compared to 35.3% for the same period in 2009.  The lower effective tax rate for 2010 relates to higher average tax exempt investments and loans, including associated tax  credits. For the third quarter of 2010 as compared to 2009, the effective tax rate was 33.3% compared to 37.2%, the lower ratio due to the same factors noted above for the nine month period.

FINANCIAL CONDITION

Summary

At September 30, 2010, the Company’s total assets were $2.0 billion, loans were $1.5 billion, excluding loans held for sale, deposits were $1.6 billion, other borrowings, including customer repurchase agreements, were $148.4 million and shareholders’ equity was $202.3 million.  As compared to December 31, 2009, total assets increased by $200.6 million (11%), loans increased by $131.6 million (9%), investment securities available for sale, federal funds sold and other short-term investments increased by $7.6 million (2%), deposits increased by $185.8 million (13%), customer repurchase agreements and borrowings decreased by $1.6 million (1%) and shareholders’ equity grew by $14.0 million (7%).

A substantial portion of the growth in 2010 in deposits is due to focused sales effort to attract more core deposit customers, and an emphasis on requiring loan customers to maintain deposits with the Bank. The dollar volume of time deposits has remained relatively unchanged at September 30, 2010 as compared to December 31, 2009 due in part to migration of funds in response to higher rate money market account promotions.  Approximately 31% of the Bank’s deposits at September 30, 2010 ($509.8 million), and 35% at December 31, 2009 ($509.7 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term.

Loans, net of amortized deferred fees and costs, at September 30, 2010, December 31, 2009 and September 30, 2009 by major category are summarized below:

	September 30, 2010		December 31, 2009		September 30, 2009

(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$388,401	25%	$346,692	25%	$327,245	25%
Investment - commercial real estate (1)	573,798	38%	499,501	36%	451,196	34%
Owner occupied - commercial real estate	210,053	14%	196,433	14%	189,333	14%
Real estate mortgage - residential	11,529	1%	9,236	1%	9,044	1%
Construction - commercial and residential (1)	251,869	16%	252,695	18%	246,439	19%
Home equity	88,200	6%	87,283	6%	87,213	7%
Other consumer	7,096	0%	7,471	0%	6,619	0%
Total loans	1,530,946	100%	1,399,311	100%	1,317,089	100%
Less: Allowance for Credit Losses	(22,240)		(20,619)		(19,929)
Net loans	$1,508,706		$1,378,692		$1,297,160

(1)	Includes loans for land acquisition and development.

In its lending activities, the Company seeks to develop sound relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

Loan growth over the past nine months has been favorable, with loans outstanding reaching $1.5 billion at September 30, 2010, an increase of $131.6 million or 9% as compared to $1.4 billion at December 31, 2009, and increased $213.9 million or 16% as compared to $1.3 billion at September 30, 2009.

The Company had loan growth of $131.6 million during the first nine months of 2010, with $26.5 million being recorded in the third quarter of 2010. Approximately 20% of the Company’s loan growth was recorded in the third quarter of 2010. The loan growth was predominantly in the commercial, commercial real estate owner occupied, and investment commercial real estate segments.  Traditional sources of credit for commercial real estate transactions remain constrained and the Bank has been able to capitalize on this environment and acquire significant new customers because of the Bank’s ability and willingness to lend.  Commercial real estate leasing in the Bank’s market area has held up far better than in other markets and values have generally seen only minor diminution.  Job growth in the Maryland and Virginia suburbs has created housing demand and regional and national builders are again beginning to take down lots.  Meanwhile, multi-family properties in a number of sub-markets within the Bank’s market area are experiencing normalized vacancy rates, indicating a balance of supply and demand.  Construction loans increased modestly year over year as demand for new construction loans have begun to return and the Bank is selectively evaluating projects. Commercial loan growth was flat through the first quarter of the year, but picked up strongly during the second and third quarter of 2010 as several new and sizeable relationships were captured from other banks in the market. Consumer loan balances, a relatively minor focus of the Company’s lending efforts, were essentially unchanged.  The current mortgage rate environment is enticing many borrowers to refinance their home equity line or loan balances into a new low rate first mortgage. This has impacted the Bank’s ability to achieve growth in the home equity loan segment.

                The Bank has a large proportion of its loan portfolio related to real estate with 69% consisting of commercial real estate, residential mortgage real estate and commercial and residential construction loans. Real estate also serves as collateral for loans made for other purposes, resulting in 79.1% of loans being secured by real estate.

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

For the nine months ended September 30, 2010, noninterest bearing deposits increased $72.2 million as compared to December 31, 2009, while interest bearing deposits increased by $113.6 million during the same period. The significant increase in deposits is primarily attributable to a focused sales effort to attract more core deposit customers, and an emphasis on requiring loan customers to maintain deposits with the Bank.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC for “one-way buy” transactions. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance.  These reciprocal CDARS funds are classified as brokered deposits. At September 30, 2010, total time deposits included $125.4 million of brokered deposits, which represented 8% of total deposits. The CDARS component represented $65.3 million or 4% of total deposits. These sources are believed to represent a reliable and cost efficient alternative funding source for the Company. At December 31, 2009, total time deposits included $106.7 million of brokered deposits, which represented 7% of total deposits. The CDARS component represented $38.8 million, or 3% of total deposits.

At September 30, 2010, the Company had $380.2 million in noninterest bearing demand deposits, representing 23% of total deposits. This compared to $308.0 million of these deposits at December 31, 2009 or 21% of total deposits.  These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) banks are no longer prohibited from paying interest on demand deposits account, including those from businesses, effective in July 2011.  It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or  profitability. The Bank is currently evaluating this and other portions of Dodd-Frank. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement”, allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $99.1 million at September 30, 2010 compared to $90.8 million at December 31, 2009, the increase being attributed primarily to growth in escrow accounts from refinancing activities. Customers repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Bank had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at September 30, 2010 and December 31, 2009, respectively. The Bank had $40 million of borrowings outstanding under its credit facility from the FHLB at September 30, 2010 and December 31, 2009.   Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

In September 2010, the Company renewed its Loan Agreement and related Stock Security Agreement and Promissory Note (the “credit facility”) with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV. This facility was originally entered into in August 2008 and has been renegotiated over the past two years to its current terms. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.75%. Interest is payable on a monthly basis.  The term of the credit facility expires on September 20, 2011.  At any time, provided no event of default exists, the Company may term out repayment of up to $20 million of the credit facility up to a five year term. There were no amounts outstanding under this credit at September 30, 2010 or 2009.

On August 30, 2010, the Company entered into and consummated a Note Exchange Agreement, pursuant to which the Company issued, on a private placement basis, to eight parties, all of which are current or former directors of the Company or accounts for the benefit of such persons, an aggregate of $9.3 million of a new series of subordinated notes (the “New Notes”), in exchange for an equal principal amount of the Company’s 10% Subordinated Notes dues September 30, 2014 (the “Old Notes”), which were issued in August 2008. The New Notes bear interest, payable on the first day of each month, at a fixed rate of 10.0% per year. The New Notes have a maturity of September 30, 2016. The New Notes are redeemable at the option of the Company, in whole or in part, on any interest payment date at the principal amount thereof, plus interest to the date of redemption. The New Notes are intended to qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted. The payment of principal on the Notes may only be accelerated upon the occurrence of certain bankruptcy or receivership related events relating to the Company or, to the extent permitted under capital rules to be adopted by the Federal Reserve pursuant to Dodd-Frank, a major bank subsidiary of the Company.

The issuance of the New Notes in exchange for the Old Notes (the “Exchange”) is intended to enable the Company to maximize the capital treatment of its indebtedness. Under existing capital rules, the capital treatment of the Old Notes must be phased out, at a rate of 20% of the original principal amount per year. As a result, effective October 1, 2010, only 60% of the principal amount of the Old Notes would have been eligible for inclusion as Tier 2 capital. As a result of the Exchange, 100% of the principal amount of the New Notes is eligible for inclusion in capital. The capital treatment of the New Notes will be phased out in the last five years they are outstanding commencing in October 2011, at a rate of 20% per year.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s investment portfolio of debt securities is held in an available-for-sale status and at September 30, 2010 had an unrealized gain position, which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $30 million line of credit with a regional bank, secured by the stock of the Bank, against which there were no amounts outstanding at September 30, 2010. Additionally, the Bank can purchase up to $82.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at September 30, 2010 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $197.1 million, against which there was $448 thousand outstanding at September 30, 2010. At September 30, 2010, the Bank was also eligible to make advances from the FHLB up to $154.3 million based on collateral at the FHLB, of which it had $40.0 million of advances outstanding at September 30, 2010. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

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

At September 30, 2010, under the Bank’s liquidity formula, it had $736.1 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at September 30, 2010 are as follows:

(dollars in thousands)

Unfunded loan commitments	$328,960
Unfunded home equity lines of credit	47,117
Letters of credit	28,989
Total	$405,066

Unfunded loan commitments: Unfunded loan commitments are agreements to lend to a customer as long as there is no violation of the terms or conditions established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended.  In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment, as is the case in asset based lending credit facilities.  Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.

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

In the current very low interest rate environment, the Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations. These factors have resulted in less pressure on loan yields over the past twelve months as average interest rates have declined, thereby enhancing the Company’s net interest margin. Also, approximately 64% of total loans at September 30, 2010 (66% at December 31, 2009) have either variable interest rates which are indexed primarily to the Wall Street Journal prime interest rate or are adjustable rate indexed primarily to the five year U.S. Treasury interest rate, with 36% of the loan portfolio at September 30, 2010 (34% at December 31, 2009) being fixed rate. Subject to interest rate floor rates, these variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels. The re-pricing duration of the loan portfolio, subject to loan floors, remained low at 12 months at both September 30, 2010 and December 31, 2009.

Within the investment portfolio, during the first nine months of 2010, the Company has increased the mix of both U.S. Agency bonds to provide additional collateral for potential increases in customer repurchase agreements and the mix of municipal securities which valuations and credit risk appeared attractive.  The mix of mortgage backed securities has been reduced in order to mitigate extension risk. Taken together, call risk, extension risk, and prepayment risk have been slightly reduced in the portfolio in the first nine months of 2010. The results of these actions maintained the duration of the investment portfolio at 40 months at September 30, 2010, consistent with the duration at December 31, 2009.  The gross unrealized gain increased to approximately $8.0 million at September 30, 2010 from approximately $6.7 million at June 30, 2010 and $3.9 million at December 31, 2009, with realized gains of $260 thousand being recorded in the third quarter of 2010. The lower level of market interest rates in the quarter ended September 30, 2010 contributed to the increase in the unrealized gain position in the past three months.

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

For the analysis presented below, at September 30, 2010, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at September 30, 2010 shows a moderate effect on net interest income, net income and the economic value of equity when interest rates are shocked down 100, 200 and 300 basis points and up 100, 200 and 300 basis points, due to the significant level of variable rate and repriceable assets and liabilities. At September 30, 2010, the re-pricing duration of the investment portfolio is about 3.2 years, the loan portfolio about 1.0 year; the interest bearing deposit portfolio about 2.3 years and the borrowed funds portfolio about 1.4 years.

The following table reflects the result of a shock simulation on the September 30, 2010 balances.

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+300	+4.4%	+11.9%	+6.5%
+200	+1.8%	+4.9%	+2.8%
+100	+0.5%	+1.3%	+2.1%
0	-	-	-
-100	+5.2%	+14.0%	-6.0%
-200	+6.1%	+16.4%	-9.2%
-300	+2.6%	+7.0%	-1.0%

The results of simulation are within the policy limits adopted by the Company.  For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, and 18% for a 300 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, and 20% for a 300 basis point change. The changes in both the net interest income and the economic value of equity in both a higher and lower interest rate shock scenario at September 30, 2010 is not judged material, and is not significantly different than the risk profile at December 31, 2009.

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

Gap Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 91% of the Company’s revenue for the third quarter of 2010, as compared to 90% of the Company’s revenue for the second quarter of 2010. The Company’s net interest margin of 4.10% for the third quarter of 2010 was unchanged from the three months ended June 30, 2010 and 33 basis points higher than the 3.77% achieved in the third quarter of 2009.

In falling interest rate environments, net interest income is maximized with longer term, higher yielding assets being funded by lower yielding short-term funds, or what is referred to as a negative mismatch or GAP. Conversely, in a rising interest rate environment, net interest income is maximized with shorter term, higher yielding assets being funded by longer-term liabilities or what is referred to as a positive mismatch or GAP. As noted above, the Company increased slightly the duration of the investment portfolio in the third quarter of 2010, with the repricing duration of the loan portfolio remaining low at 1.0 year. On the liability side, the repricing duration of total deposits was stable at 2.7 years and the duration of total borrowings increased from 1.0 year to 1.4 years, owing to the restructure in late August of a FHLB advance to a five year term.

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

At September 30, 2010, the Company had a positive GAP position of 10.9% of total assets out to 12 months; as compared to a positive GAP position of 11.5% of total assets out to 12 months at December 31, 2009.  The change in the GAP position at September 30, 2010 as compared to December 31, 2009 relates primarily to a revised rate assumption for the savings and money market accounts which assumes a 70% sensitivity (i.e. 30% non-rate sensitive) as opposed to a 50% sensitivity (i.e. 50% non-rate sensitive) of these accounts at December 31, 2009. This change effectively accelerated the amount of liabilities that were previously repricing in later periods.  The change in the GAP position at September 30, 2010 reflects management taking a more conservative approach on the potential impacts that higher interest rates might have on retaining these accounts. The current position is well within guideline limits established by the ALCO.

GAP Analysis
September 30, 2010
(dollars in thousands)						Total Rate	Non-
Repriceable in:	0-3 mos	4-12 mos	13-36 mos	37-60 mos	over 60 mos	Sensitive	sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$27,270	$46,724	$79,751	$44,807	$60,350	$258,902
Loans (1)(2)	945,622	118,759	290,197	186,296	60,961	1,601,835
Fed funds and other short-term investments	79,678	-	-	-	-	79,678
Other earning assets	-	13,237	-	-	-	13,237
Total	$1,052,570	$178,720	$369,948	$231,103	$121,311	$1,953,652	$52,494	$2,006,146

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$10,712	$32,137	$85,698	$85,698	$165,922	$380,167
Interest bearing transaction	43,905	-	9,408	9,409	-	62,722
Savings and money market	485,368	-	104,007	104,006	-	693,381
Time deposits	90,233	251,625	142,041	25,922		509,821
Customer repurchase agreements and fed
funds purchased	99,147	-	-	-	-	99,147
Other borrowings	-	-	10,000	20,000	19,300	49,300
Total	$729,365	$283,762	$351,154	$245,035	$185,222	$1,794,538	$9,307	$1,803,845
GAP	$323,205	$(105,042)	$18,794	$(13,932)	$(63,911)	$159,114
Cumulative GAP	$323,205	$218,163	$236,957	$223,025	$159,114

Cumulative GAP as percent of total assets	16.11%	10.87%	11.81%	11.12%	7.93%

(1)	Includes loans held for sale
(2)	Non-accrual loans are included in the over 60 months category

Although interest bearing transaction accounts are subject to immediate repricing, the Bank’s GAP model has incorporated a repricing schedule to account for a lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate changes in assets.

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

The capital position of the Bank continues to exceed regulatory requirements to be considered well-capitalized under the definitions promulgated for prompt corrective action purposes. The capital position of the Company continues to meet the minimum requirements of the capital guidelines of the Federal Reserve. The primary indicators used by bank regulators in measuring the capital position are the tier 1 risk-based capital ratio, the total risk-based capital ratio, and the tier 1 leverage ratio. Tier 1 capital consists of common and qualifying preferred shareholders’ equity less intangibles. Total risk-based capital consists of tier 1 capital, qualifying subordinated debt, and a portion of the allowance for credit losses. Risk-based capital ratios are calculated with reference to risk-weighted assets. The tier 1 leverage ratio measures the ratio of tier 1 capital to total average assets for the most recent three month period.

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

The actual capital amounts and ratios for the Company and Bank as of September 30, 2010, December 31, 2009 and September 30, 2009 are presented in the table below:

					For Capital	To Be Well
	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *

As of September 30, 2010
Total capital to risk-weighted assets	$220,049	12.66%	$182,274	10.59%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	189,014	10.87%	160,759	9.34%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	189,014	9.66%	160,759	8.37%	3.0%	5.0%

As of December 31, 2009
Total capital to risk-weighted assets	$203,551	13.57%	$165,809	11.20%	8.0%	10.0%
Tier 1 to risk-weighted assets	177,334	11.82%	147,276	9.95%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	177,334	10.29%	147,276	8.76%	3.0%	5.0%

As of September 30, 2009
Total capital to risk-weighted assets	$216,218	15.57%	$160,879	11.77%	8.0%	10.0%
Tier 1 capital to risk-weighted assets	189,533	13.65%	143,753	10.51%	4.0%	6.0%
Tier 1 capital to average assets (leverage)	189,533	11.68%	143,753	8.92%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.  At September 30, 2010, subject to prior approval by the Maryland Commissioner of Financial Regulation, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.  However, until December 5, 2011 or the earlier redemption of the Series A Preferred Stock, the Company is prohibited from increasing the dividend on the common stock without Treasury consent.  Additionally, the ability of the Company to pay dividends or purchase shares of its common stock will be restricted at any time when dividends on the Series A Preferred Stock are in arrears.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk”.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A - Risk Factors

There have been no material changes as of September 30, 2010 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Removed and Reserved

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of the Company (3)
4.1	Warrant to Purchase Common Stock (4)
4.2	Form of Subordinated Note due 2016(5)
10.1	1998 Stock Option Plan (6)
10.2	Amended and Restated Employment Agreement between Martha Foulon-Tonat and the Bank (7)
10.3	Amended and Restated Employment Agreement between James H. Langmead and the Bank (8)
10.4	Amended and Restated Employment Agreement between Thomas D. Murphy and the Bank (9)
10.5	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (10)
10.6	Amended and Restated Employment Agreement between Susan G. Riel and the Bank (11)
10.7	Fee Agreement between Robert P. Pincus and the Company (12)
10.8	2006 Stock Plan (13)
10.9	Amended and Restated Employment Agreement among Michael T. Flynn the Company and the Bank (14)
10.10	Amendment to Amended and Restated Employment Agreement among Michael T. Flynn the Company and the Bank (15)
10.11	Amended and Restated Employment Agreement between the Bank and Janice Williams (16)
10.12	Form of Note Exchange Agreement (17)
11	Statement Regarding Computation of Per Share Income
See Note 8 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

_____________________________
(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(3)	Incorporated by reference to the exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.
(4)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008. (4)
(5)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(7)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(8)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(9)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(12)	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-150763)
(13)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)
(14)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 8, 2008
(15)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2010.
(16)	Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on December 8, 2008.
(17)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 5, 2010	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: November 5, 2010	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company