Form 10-K/A
period 2009-12-31
EAGLE BANCORP INC
filed 2011-02-23
CIK 1050441

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

        Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

        We filed our Annual Report on Form 10-K for the year ended December 31, 2009 on March 15, 2010 (the "Original Report"). We are filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to:

  •
  correct inadvertent errors in the Cross Reference Sheet;

  •
  include a reconciliation of non-GAAP financial measures included in the Six Year Summary of Financial Information

  •
  provide additional disclosures relating to the Company's troubled debt restructurings, potential problem loans, use of updated appraisals and accounting for securities sold under agreements to repurchase;

  •
  provide certain additional information regarding targets during 2009 under our Senior Executive Incentive Plan;

  •
  to eliminate certain qualifications to our description of applicable supervisory and regulatory matters; and

  •
  to reflect certain inadvertently omitted exhibits.

No other changes to the Original Report are included in this Amendment other than the items mentioned above and to provide currently-dated Exhibit Nos. 23, 31.1, 31.2, 32.1 and 32.2.

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

PART I	Item 1.	Business. See "Business" at Pages 92 through 97, "Employees" at Page 106, "Market Area and Competition" at Pages 107 through 108 and "Regulation" at Pages 109 through 114.
	Item 1A.	Risk Factors. See "Risk Factors" at Pages 98 through 106.
	Item 1B.	Unresolved Staff Comments. None
	Item 2.	Properties. See "Properties" at Pages 114 through 116.
Item 3.
Legal Proceedings. From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.
	Item 4.	Submission of Matters to a Vote of Security Holders. No matter was submitted to a vote of the security holders of the Company during the fourth quarter of 2009.
PART II	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. See "Market for Common Stock and Dividends" at Pages 45 though 47.
	Item 6.	Selected Financial Data. See "Six Year Summary of Financial Information" at Pages 3 through 4.
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" at Pages 5 through 44.
Item 7A.
Quantitative and Qualitative Disclosures about Market Risk. See "Interest Rate Risk Management—Asset/Liability Management and Quantitative and Qualitative Disclosures About Market Risk" at Pages 37 through 41.
	Item 8.	Financial Statements and Supplementary Data. See Consolidated Financial Statements and Notes thereto at Pages 52 through 91.
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.
	Item 9A.	Controls and Procedures. See "Disclosure Controls and Procedures" at Page 48 and "Management Report on Internal Control Over Financial Reporting" at Page 49.
	Item 9B.	Other Information. None.
PART III	Item 10.
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
Item 11.
Executive Compensation. The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors—Director's Compensation" and "Executive Compensation" in the Proxy Statement, as amended under "Executive Compensation" at Pages 117 through 137.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. See "Market for Common Stock and Dividends—Securities Authorized for Issuance Under Equity Compensation Plans" at page 46. The remainder of the information required by this Item is incorporated by reference to the material appearing under the caption "Voting Securities and Principal Shareholders" in the Proxy Statement.
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
PART IV	Item 15.	Exhibits, Financial Statement Schedules. See "Exhibits and Financial Statements" at Pages 138 through 139.

Six Year Summary of Selected Financial Data

        The following table shows selected historical consolidated financial data for Eagle Bancorp, Inc. (the "Company"). It should be read in conjunction with the Company's audited Consolidated Financial Statements appearing elsewhere in this report.

	Year ended December 31,
(dollars in thousands except per share data)	2009	2008	2007	2006	2005	2004
Balance Sheet—Period End
Securities	$245,644	$169,079	$87,117	$91,140	$68,050	$64,098
Loans held for sale	1,550	2,718	2,177	2,157	2,924	2,208
Loans	1,399,311	1,265,640	716,677	625,773	549,212	415,509
Allowance for credit losses	20,619	18,403	8,037	7,373	5,985	4,240
Intangible assets, net	4,379	2,533	236	255	168	—
Total assets	1,805,504	1,496,827	846,400	773,451	672,252	553,453
Deposits	1,460,274	1,129,380	630,936	628,515	568,893	462,287
Borrowings	150,090	215,952	128,408	68,064	32,139	30,316
Subordinated debt	9,300	12,150	—	—	—	—
Total liabilities	1,617,183	1,354,456	765,234	700,535	607,288	494,919
Preferred stockholders' equity	22,612	36,312	—	—	—	—
Common stockholders' equity	165,709	106,059	81,166	72,916	64,964	58,534
Total stockholders' equity	188,321	142,371	81,166	72,916	64,964	58,534
Tangible common equity(1)	161,330	102,568	80,930	72,661	64,796	58,534
Statement of Operations
Interest income	$84,338	$65,657	$57,077	$50,318	$36,726	$24,195
Interest expense	24,809	23,676	23,729	17,880	8,008	4,328
Provision for credit losses	7,669	3,979	1,643	1,745	1,843	675
Noninterest income	7,297	4,366	5,186	3,846	3,998	3,753
Noninterest expense	42,773	30,817	24,921	21,824	18,960	14,952
Income before taxes	16,384	11,551	11,970	12,715	11,913	7,993
Income tax expense	5,965	4,123	4,269	4,690	4,369	2,906
Net income	10,419	7,428	7,701	8,025	7,544	5,087
Preferred dividends	2,307	177	—	—	—	—
Net income available to common shareholders	8,112	7,251	7,701	8,025	7,544	5,087
Per Common Share Data(2)
Net income, basic	$0.55	$0.63	$0.73	$0.77	$0.74	$0.51
Net income, diluted	0.55	0.62	0.71	0.74	0.70	0.48
Dividends declared	—	0.11	0.22	0.21	0.20	—
Book value	8.48	8.19	7.59	6.99	6.32	5.80
Tangible book value(1)	8.26	7.92	7.57	6.97	6.31	5.80
Common shares outstanding	19,534,226	12,714,355	10,693,447	10,425,870	10,274,394	10,078,712
Weighted average common shares outstanding	14,643,294	11,556,569	10,531,236	10,373,080	10,177,948	10,062,368
Ratios
Net interest margin	3.85%	4.05%	4.37%	4.81%	4.99%	4.35%
Efficiency ratio(3)	64.01%	66.49%	66.54%	60.15%	57.95%	63.30%
Return on average assets	0.65%	0.69%	0.96%	1.13%	1.24%	1.04%
Return on average common equity	6.60%	8.05%	10.03%	11.63%	12.25%	9.16%
Total capital (to risk weighted assets)	13.57%	11.93%	11.21%	11.91%	12.05%	13.45%
Tier 1 capital (to risk weighted assets)	11.82%	9.78%	10.20%	10.82%	11.04%	12.52%
Tier 1 capital (to average assets)	10.29%	9.22%	9.46%	9.67%	9.94%	11.98%
Asset Quality
Nonperforming assets and loans 90+ past due	$27,131	$26,366	$5,324	$2,013	$491	$156
Nonperforming assets and loans 90+ past due to total assets	1.50%	1.76%	0.63%	0.26%	0.07%	0.03%
Allowance for credit losses to loans	1.47%	1.45%	1.12%	1.18%	1.09%	1.02%
Allowance for credit losses to nonperforming assets	76.00%	69.80%	150.96%	366.27%	1218.94%	2717.95%
Net charge-offs	$5,454	$1,123	$979	$357	$98	$115
Net charge-offs to average loans	0.42%	0.12%	0.15%	0.06%	0.02%	0.03%

(1)
The information set forth below contains certain financial information determined by methods other than in accordance with generally accepted accounting policies in the United States ("GAAP"). These non-GAAP financial measures are "tangible common equity," and "tangible book value per common share." Our management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors. These disclosures should not be considered in isolation or a substitute for results determined in accordance with GAAP, and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. Management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measures. A reconciliation of these non-GAAP measures to the most comparable GAAP measure is set forth below.

	Year ended December 31,
(dollars in thousands except per share data)	2009	2008	2007	2006	2005	2004
Common stockholders' equity	$165,709	$106,059	$81,166	$72,916	$64,964	$58,534
Less: Intangible assets	(4,379)	(2,533)	(236)	(255)	(168)	—

Tangible common equity	$161,330	$103,526	$80,930	$72,661	$64,796	$58,534

Book value per common share	$8.48	$8.34	$7.59	$6.99	$6.32	$5.80
Less: Intangible book value per common share	(0.22)	(0.20)	(0.02)	(0.02)	(0.01)	—

Tangible book value per common share	$8.26	$8.14	$7.57	$6.97	$6.31	$5.80

(2)
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

        The fair values and the information used to record valuation adjustments for investment securities available for sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company's investment portfolio is categorized as available for sale with unrealized gains and losses net of tax being a component of stockholders' equity and comprehensive income. Refer to the fair value disclosures at page 19 and Note 19 to the Consolidated Financial Statements at page 83 for further discussion of the carrying value of the investment portfolio and certain loans.

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

        Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including, in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and environmental allowance components of the allowance. The establishment of allowance factors involves a continuing evaluation, based on management's ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors can have a direct impact on the amount of the provision, and a related after tax effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. Alternatively, errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance being in excess of amounts necessary to cover losses in the portfolio, and may result in lower provisions in the future. For additional information regarding the allowance for credit losses, refer to the discussion under the caption "Allowance for Credit Losses" at page 24.

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

        In accounting for the acquisition of Fidelity & Trust Financial Corporation ("Fidelity") and its subsidiary Fidelity & Trust Bank ("F&T Bank"), the Company followed the provisions of ASC Topic 805 "Business Combinations," which mandates the use of the purchase method of accounting and ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." Accordingly, the tangible assets and liabilities and identifiable intangibles acquired were recorded at their respective fair values on the date of acquisition, with any impaired loans acquired being recorded at fair value outside the allowance for loan losses. The valuation of the loan and time deposit portfolios acquired were made by independent analysis for the difference between the instruments' stated interest rates and the instruments' current origination interest rate, with premiums and discounts being amortized to interest income and interest expense to achieve an effective market interest rate. An identified intangible asset related to core deposits was recorded based on independent valuation. Deferred tax assets were recorded for the future value of a net operating loss and for the tax effect of temporary timing differences between the accounting and tax basis of assets and liabilities. The Company recorded an unidentified intangible (goodwill) for the excess of the purchase price of the acquisition (including direct acquisition costs) over the fair value of net tangible and identifiable intangible assets acquired. See "Allowance for Credit Losses" at page 24, "Nonperforming Assets" at page 26, "Intangible Assets" at page 29, and Note 4 "Loans and Allowance for Credit Losses;" to the Consolidated Financial Statements, for further information on the acquisition of Fidelity.

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consultant, support management's assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption "Critical Accounting Policies" for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table in the section titled "Allowance for Credit Losses" at page 24, which reflects the comparative charge-offs and recoveries.

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

        At December 31, 2009, the Company had $22.0 million of loans classified as nonperforming, and $20.9 million of potential problem loans, as compared to $25.5 million of nonperforming loans and $3.6 million of potential problem loans at December 31, 2008. Please refer to Note 1 to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company's policy regarding impairment of loans. Please refer to "Nonperforming Assets" at page 26 for a discussion of problem and potential problem assets.

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

Nonperforming Assets

        As shown in the table below, the Company's level of nonperforming assets (NPAs), which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and other real estate owned, totaled $27.1 million, at December 31, 2009, representing 1.50% of total assets. While the total amount of NPAs at December 31, 2009 was slightly higher than at December 31, 2008, the ratio of NPAs to total assets and non-performing loans to total loans were both lower at December 31, 2009 as compared to December 31, 2008. The Company has been highly proactive in addressing existing and potential problem loans resulting from a weaker economy, which has resulted in an improved level of NPAs as a percentage of total assets at December 31, 2009 as compared to December 31, 2008. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for loan losses at 1.47% of total loans at December 31, 2009 is adequate to absorb potential credit losses in the loan portfolio at that date.

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

        Included in NPAs are loans that we consider impaired. Impaired loans are defined as those which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a troubled debt restructuring ("TDR"). Valuation allowances for those loans determined to be impaired are evaluated in accordance with ASC Topic 310—Receivables, and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan is determined by current appraised value less costs to sell the underlying collateral, which may be adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi unit real estate project may indicate the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans are updated on a not less than annual basis.

        Loans are considered to have been modified in a TDR when due to a borrower's financial difficulties, the Company makes concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, Management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDR's as the accommodation of a borrower's request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example, (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had no TDRs at either December 31, 2009 or 2008 and had made no modifications to loans resulting in principal or interest forgiveness or below market terms during the years ended December 31, 2009 and 2008. Impaired loans consisted of $22.0 million of nonaccrual loans at December 31, 2009, with $2.7 million of specific reserves, compared to $25.5 million of impaired loans at December 31, 2008 with $1.5 million of specific reserves.

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

        At December 31, 2009, there were $20.9 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. Approximately 6.2% of $21.2 million in loans reported as potential problem loans at September 30, 2009 migrated to non performing loans at December 31, 2009. The $20.9 million in potential problem loans at December 31, 2009 compares to $3.6 million at December 31, 2008. The significant increase over December 31, 2008 is in part associated with loans acquired in connection with the August 2008 merger with F&T and subsequently identified as potential problem loans. The Company has taken a conservative posture with respect to risk rating its loan portfolio, which has also resulted in significant increases in the level of potential problem loans over the past year. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See Allowance for Loan Credit Losses page 24 for a description of the allowance methodology. Of the $20.9 million in potential problem loans at December 31, 2009, 52.5% are secured commercial real estate loans, 33.2% are real estate secured C&I owner occupied real estate loans, and 14.2% are C&I loans.

Other Earning Assets

        Residential mortgage loans held for sale amounted to $1.6 million at December 31, 2009 compared to $2.7 million at December 31, 2008. Origination and sale of these loans on a servicing released basis is emphasized by the Company in order to enhance noninterest income, which emphasis is expected to continue in 2010. The Bank did not engage in the origination of subprime or "exotic" mortgage loans. See "Business" at page 92 for a description of the Bank's mortgage lending and brokerage activities.

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

        The following table sets forth the maturities of time deposits with balances of $100,000 or more, which represent 20% of total deposits as of December 31, 2009, compared to 22% at December 31, 2008. See Note 7 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table at page 13 above for the average rates paid on interest-bearing deposits. Time deposits of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.

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

        The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank's concentrations in commercial real estate loans. See "Risk Factors" at page 98 and "Regulation" at page 109.

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

NEW AUTHORITATIVE ACCOUNTING GUIDANCE

        Refer to Note 1 to the Consolidated Financial Statements for New Authoritative Accounting Guidance and their expected impact on the Company's Financial Statements at page 56.

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

Customer Repurchase Agreements

        The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The agreements are entered into primarily as accommodations for large commercial deposit customers. The obligation to repurchase the securities is reflected as a liability in the Company's Consolidated Statement of Condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective assets accounts and are delivered to and held as collateral by third party trustees.

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

New Authoritative Accounting Guidance

        On July 1, 2009, the Accounting Standards Codification became Financial Accounting Standards Board's ("FASB") officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

        FASB ASC Topic 805, "Business Combinations."    On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, "Business Combinations," became applicable to the Company's accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets,

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, "Contingencies." Under ASC Topic 805, the requirements of ASC Topic 420, "Exit or Disposal Cost Obligations," would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, "Contingencies."

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

        In 2009, realized gains on sales of investment securities were $1.6 million and realized losses on sales of investment securities were $14 thousand. In 2008, realized gains on sales of investment securities were $54 thousand and realized losses on sales of investment securities were $52 thousand. In 2007, realized gains on sales of investment securities were $49 thousand and realized losses on sales of investment securities were $43 thousand.

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

        The Company leases banking and office space in twenty two locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 10 years and provide for one or more five year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $4.7 million for 2009, $3.4 million in 2008, and $2.7 million in 2007. The Company subleased three leased premises during 2009 and two leased premises during 2008. The Company has recorded $366 thousand and $293 thousand respectively, as a

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 5—Premises and Equipment (Continued)

reduction of rent expense during 2009 and 2008. At December 31, 2009, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

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

(1)
The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity of approximately $360 thousand. Based on allowable adjustments

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2009, 2008 and 2007: (Continued)

Note 6—Intangible Assets (Continued)

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

Note 7—Deposits (Continued)

        Interest expense on deposits for the years ended December 31, 2009, 2008 and 2007 is as follows:

(dollars in thousands)	2009	2008	2007
Interest bearing transaction	$161	$306	$305
Savings and money market	6,144	4,212	6,044
Time, $100,000 or more	6,502	7,672	7,973
Other time	8,149	7,353	5,489

Total	$20,956	$19,543	$19,811

Note 8—Borrowings

        Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2009		2008		2007
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased	$90,790	0.85%	$98,802	1.73%	$76,408	4.45%
Federal Home Loan Bank—current portion	10,000	0.14%	55,000	0.70%	22,000	4.44%

Total	$100,790		$153,802		$98,408

Average Daily Balance for the Year:
Customer repurchase agreements and federal funds purchased	$93,363	1.03%	$68,696	2.05%	$44,992	4.19%
Federal Home Loan Bank—current portion	30,562	1.97%	15,577	2.56%	11,093	5.51%
Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased	$120,918	1.16%	$104,243	1.92%	$76,408	4.45%
Federal Home Loan Bank—current portion	50,000	0.38%	55,000	0.70%	30,000	5.44%
Long-term:
At Year-End:
Federal Home Loan Bank	$40,000	3.03%	$50,000	3.56%	$30,000	4.40%
Subordinated Debentures	9,300	10.00%	12,150	10.00%	—	0%
United Bank Line of Credit	—	0%	—	0%	—	0%
Average Daily Balance for the Year:
Federal Home Loan Bank	$34,000	3.35%	$46,202	3.84%	$29,033	4.89%
Subordinated Debentures	11,322	10.00%	4,187	10.00%	—	0%
United Bank Line of Credit	—	0%	3,361	4.39%	—	0%
Maximum Month-end Balance:
Federal Home Loan Bank	$50,000	3.56%	$50,000	3.56%	$45,000	4.57%
Subordinated Debentures	12,150	10.00%	12,150	10.00%	—	0%
United Bank Line of Credit	—	0%	18,000	3.75%	—	0%

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

        The Company redeemed 15,000 shares of Series A Preferred Stock on December 23, 2009. The aggregate redemption price for the shares was $15,079,166.67, including accrued but unpaid dividends on the shares. Following the repurchase, 23,235 shares of Series A Preferred Stock ($23,235,000 aggregate liquidation amount) remain outstanding, held by the Treasury. For additional information see "Capital Resources and Adequacy" at page 42 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

        The acquisition was structured as a stock-for-stock exchange, under which Fidelity's shareholders received 0.3894 shares of Company common stock for each share of Fidelity common stock owned. Based upon the final average closing stock price for the Company of $8.0284 per share and the final conversion ratio of 0.3894 shares, the aggregate value of the transaction was approximately $13.1 million, or $3.13 per share of Fidelity common stock. The Company issued 1,638,031 new shares to the Fidelity shareholders, which amounted to approximately 14% of pro forma shares outstanding. Options to purchase 503,570 shares of Fidelity common stock were converted into options to purchase 215,585 shares of Company common stock (adjusted for the 10% stock dividend paid October 1, 2008). No value was attributed to these option shares based on the remaining option terms as evaluated under the Black Scholes model. Refer to "Business" at page 92 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for further information on this transaction.

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

        Refer to Critical Accounting Policies at page 7; and Allowance for Credit Losses at page 24 for further discussion of credit risk management policies and practices.

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

        From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, Eagle Commercial Ventures, LLC. ("ECV"), which under its operating agreement conducts lending only to real estate projects where the Company's directors or lending officers have significant expertise. Such loans, which are made to finance projects which are also financed at the Bank level, may have higher risk characteristics than loans made by the Bank, such as lower priority interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loan transactions carry a standard rate of current interest, but also earn additional interest based on a percentage of the profits of the underlying project. This additional interest is recognized upon full repayment of the underlying loan and substantial completion of the project. Refer to the discussion under "Management's Discussion and Analysis—Noninterest Income" at page 16 and "Loan Portfolio" at page 21, for further information on the Company's and ECV's higher risk lending activities. In 2009, no additional higher risk loan transactions were consummated.

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

        Until the earlier of December 5, 2011 and the date on which the Treasury no longer holds any shares of our Series A Preferred Stock, our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of common stock is subject to restrictions, including a restriction against paying any dividends on the common stock without Treasury consent. In addition, our ability to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of common stock is subject to restrictions in the event that we fail to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series A Preferred Stock. Even if we were permitted to pay dividends under the terms of the Series A Preferred Stock, our ability to pay dividends would be dependent on the performance of the Bank, our principal operating subsidiary, and by the capital requirements of our subsidiaries. See "Market for Common Stock and Dividends" at page 45 for additional information on limitations of our ability to pay dividends

         We may issue additional equity securities, or engage in other transactions which dilute our book value or affect the priority of the common stock, which may adversely affect the market price of our common stock.

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

EXECUTIVE COMPENSATION

Compensation Disclosure and Analysis

        The Company is committed to responsible compensation practices and strives to balance sound risk management and the need to compensate its employees competitively for proven performance. In this discussion and analysis, we describe how the Company has compensated our named executives to both comply with restrictions under regulations adopted by the United States Department of the Treasury (the "Treasury") applicable to companies participating in programs under the Troubled Asset Relief Program ("TARP"), and to reward them given our strong performance in 2009. We also have added some important protections for shareholders and other stakeholders that will likely stay in place even after we have repaid TARP. These actions include designating a senior risk officer to review all incentive compensation plans, formalizing a luxury expenditure policy and adding clawback provisions to our incentive compensation plans. If 2009 performance is found to be based on materially inaccurate performance criteria, incentive compensation for 2009 will be forfeited and/or recovered.

        Later in this proxy statement under the heading "Executive Compensation Tables," you will find a series of tables containing specific information about the compensation earned or paid in 2009 to Mr. Paul, the Chief Executive Officer of the Company, Mr. Langmead, the Chief Financial Officer, and the three most highly compensated executive officers of the Company (including officers of the Bank) who received total compensation of $100,000 or more during the fiscal year ended December 31, 2009, referred to as our "named executive officers" or "named executives."

        Impact of Participation in Capital Purchase Program.    On December 5, 2008, the Company sold a series of its preferred stock and warrants to purchase common stock to the Treasury under the Capital Purchase Program established under TARP (the "CPP"). As a result of its participation in the CPP, the Company became subject to the executive compensation requirements of the Emergency Economic Stabilization Act of 2008 ("EESA"). In connection with the Company's participation in the CPP, on December 5, 2008, the Company's seven senior executives, including our named executive officers, executed waivers consenting to the restrictions and limitations required by the EESA.

        On February 17, 2009, the President of the United States signed into law the American Reinvestment and Recovery Act of 2009 ("ARRA"). The ARRA amended, among other things, the EESA by directing the Treasury to issue regulations implementing additional restrictions and limitations on executive compensation paid or accrued by participants in the CPP. The restrictions and limitations of the EESA, as amended, were implemented by interim final rules setting forth the standards on corporate governance and executive compensation, published by the Treasury and effective on June 15, 2009, as updated by subsequently issued technical corrections and guidance (collectively, the "TARP Restrictions"). The TARP Restrictions, which are applicable during any period while the Company still has financial assistance under the CPP outstanding, include:

  •
  a prohibition on paying or accruing any bonus, retention award, or incentive compensation to the five most highly compensated employees of the Company, other than in the form of "long-term restricted stock" in an amount not greater than one-third of the employee's total compensation;

  •
  a prohibition on making any "golden parachute" payments to the named executive officers and the Company's next five most highly compensated employees, for departure from the Company or upon a change in control of the Company;

  •
  a prohibition on any compensation plan that would encourage manipulation of reported earnings, or encourage the named executive officers to take unnecessary and excessive risks that could threaten the value of the Company;

  •
  a requirement to conduct semi-annual reviews of the named executive officer and employee compensation plans to ensure they do not contain such prohibited features;

  •
  a prohibition on tax gross-ups or other reimbursements for the payment of taxes to the named executive officers and the Company's next twenty most highly compensated employees;

  •
  a limitation on the tax deductibility of the portion of an named executive officer's annual compensation in excess of $500,000;

  •
  a requirement for the repayment, or clawback, of any bonus, incentive and retention payments made to the named executive officers or the next twenty most highly compensated employees, if based on financial statements or any other performance metric criteria that is later found to be materially inaccurate;

  •
  establishment by the Board of a company-wide policy regarding excessive or luxury expenditures; and

  •
  a requirement to include a proposal for a non-binding vote of shareholders at annual meetings on the compensation of executives as disclosed pursuant to the executive compensation disclosures included in the proxy statement.

        The TARP Restrictions have necessarily impacted our compensation practices, as noted in the following discussion. We believe that the Company has fully complied with the TARP Restrictions in connection with its 2009 compensation.

        Compensation Objectives.    The primary objectives of the Board of Directors with respect to executive compensation is to tie annual and long-term cash and stock incentives to the achievement of measurable Company and individual performance objectives, thereby aligning the named executive's incentive with maintaining and increasing shareholder value. We attempt to achieve these objectives through "pay for performance" compensation policies and programs that put a significant portion of our named executives officers' overall compensation at risk. Potentially 10% to 35% of total compensation (at target levels) is intended to be in the form of cash bonuses and equity compensation awards in order to focus executives on both short and long term financial performance. We also recognize that ours is a highly competitive market for executive officers, and that we compete for personnel against local community banks and against national, regional and local institutions that operate in the entire metropolitan Washington D.C. area, and in surrounding markets. We did not provide our named executives with cash bonuses or incentive payments for 2009, and complied with the TARP Restrictions. We have sought, instead, to provide all of our named executives with equivalent value in the form of "long-term restricted stock" which is compliant with the TARP Restrictions.

        Compensation Philosophy.    Our compensation philosophy is to reward our executives with total compensation at or above market commensurate with our performance. In 2009 we changed our compensation philosophy to target base salaries for named executives at the market median (50th percentile). This was a reduction from our previous philosophy to pay base salaries at the 75th percentile of our peer group due to our competitive market in the DC area. Our goal under our current philosophy is to provide meaningful incentives through pay for performance programs that pay at the market median for budgeted performance and at the 75th percentile or higher when performance expectations are exceeded. Since we are a participant in the CPP, we are limited in our compensation mix and realize that this may impact our current pay for performance strategy for some of our named executives.

        The Role of Consultants.    In 2008, the Company's Compensation Committee (in this discussion, the "Committee") retained Amalfi to assist the Committee with a competitive analysis of executive compensation in connection with the determination of compensation levels for 2009. During 2009, the Committee retained Blanchard Chase following the relocation of the consultants with whom the Committee had worked to that firm. The Committee engaged Blanchard Chase in the fourth quarter of 2009, to assist with a competitive analysis of executive compensation. Both Amalfi and Blanchard Chase reported directly to the Committee and did not provide any non-compensation related services or products to the Committee or the Bank. Consultants have provided the Committee with annual updates on market competitive pay for executives and directors since 2006. We further discuss our peer group and benchmarking process later in this Compensation Discussion and Analysis. In addition to benchmark analysis, Blanchard Chase has assisted the Bank with the executive annual and long-term incentive programs, and provided the Committee guidance on, and compliance with, the TARP Restrictions.

        The Role of Management.    Input from the Chief Executive Officer is considered by the Committee and the Bank Compensation Committee regarding the criteria to be used to determine base salary, bonuses and other benefits for named executive officers other than the Chief Executive Officer. Although input from the Chief Executive Officer is considered by the Committee, the Committee exercises final authority on compensation matters for all named executive officers. The Chief Executive Officer is not present at Committee meetings during discussion and deliberations regarding his own compensation.

        Compensation Components.    The key components of our 2009 executive compensation program for all named executive officers consist of a base salary, performance-based compensation plans, including our Senior Executive Incentive Plan, a performance-based cash bonus plan, a long-term equity based compensation plan, and a 401(k) Plan. We do not have any nonqualified deferred compensation or supplemental executive benefits in place for our executives.

        Base Salary.    The Board of Directors believes that base salary for named executive officers should be targeted at market competitive levels. Base salaries are reviewed annually and adjusted from time to time, based on our review of market data and assessment of Company and individual executive performance. With the exception of Ms. Riel, Senior Executive Vice President and Chief Operating Officer of the Bank, none of our named executives received base salary increases in 2009 due to market conditions. During 2009, we reorganized our reporting structure and responsibilities of our senior management team, as a result of which Ms. Riel was promoted mid-year and her salary was increased 13.37% to reflect her increased responsibility, the new reporting structure and the fact that her base salary was below the market median as shown by the market study performed in 2008. In 2009, the following base salary increases were provided for the named executive officers.

Name	Title	2008 Base	2009 Base	Increase
Ronald D. Paul	President and Chief Executive Officer	$350,000	$350,000	—
Martha Foulon-Tonat	EVP—Chief Lending Officer	$243,100	$243,100	—
James H. Langmead	EVP—Chief Financial Officer	$243,100	$243,100	—
Thomas D. Murphy	President—Retail Banking	$243,100	$243,100	—
Susan G. Riel	Senior EVP—Chief Operating Officer of Bank	$243,100	$275,600	13.37%

        The Compensation Committee has approved base salary increases for 2010 based on the Bank's performance for 2009. Please refer to "Executive Compensation Tables—Employment Agreements" below for additional information on current salaries.

        Senior Executive Incentive Plan.    The Senior Executive Incentive Plan was established to reward our executives for achieving predefined performance goals. In 2009, all named executive officers participated in the Senior Executive Incentive Plan. Under the plan, an executive is eligible to earn a percentage of his or her base salary based on achievement of Company and individual performance objectives.

        During 2009, participating executives could earn target incentives ranging from 10% to 35% of their base salary. As noted below in the discussion of our peer group, our performance in 2009 was strong. Many of our financials were in the 80th—90th percentiles of our peers. As a result of our performance, we hit our target level for net income under the Senior Executive Incentive Plan, and at least threshold levels for a number of the specific measurement criteria. Accordingly the Committee approved annual incentive payouts that were, except for Mr. Paul, slightly below target performance levels for the named executives as shown in the table below. Mr. Paul earned an incentive award equal to approximately 49% of base salary, reflecting the Company meeting target goals for net income and efficiency ratio, as adjusted, and his significantly exceeding his personal performance goals, resulting in a maximum award for that metric, which constituted 35% of his incentive payment potential.

Name	Title	2009 Annual Incentive Target Award	Maximum Annual Award	Actual 2009 Payout
Ronald D. Paul	President and Chief Executive Officer	35%	70%	49.6%
Martha Foulon-Tonat	EVP—Chief Lending Officer	25%	40%	19.4%
James H. Langmead	EVP—Chief Financial Officer	10%	15%	8.7%
Thomas D. Murphy	President—Retail Banking	20%	30%	14.0%
Susan G. Riel	Senior EVP—Chief Operating Officer of the Bank	20%	40%	17.2%

        In order for the named executive to receive any portion of the potential aggregate incentive payout, the Company must maintain satisfactory regulatory ratings and reviews. Additionally, no amounts are payable if the Company does not achieve at least 80% of the consolidated net income goal. Then, component portions of the aggregate potential payment may be earned, based upon the degree of achievement of designated performance targets for the other metrics described below. The measures to which each named executive's award is subject may vary depending on the executive's area of responsibility. Each component portion of the potential incentive payment is subject to payment only if the threshold is met or exceeded in total, with no provision for partial or graduated payments for below threshold performance levels. We pay, however, on a pro rata basis for actual performance results that fall between threshold, target and maximum levels. The actual amount which an individual named executive officer may receive may therefore be equal to or below the amount or percentage indicated in the table above.

        For 2009, we expanded the number of performance metrics used to gauge Company performance, and to which a portion of each named executive's compensation under the Senior Executive Officer Plan is tied. The following table indicates the relative weight of Company—wide and personal performance goals for each named executive officer.

Weighting of Performance Criteria by Officer

Name	Company-Wide Performance	Personal Performance or Compensation Committee Discretion
Ronald D. Paul	65%	35%
Martha Foulon-Tonat	80%	20%
James H. Langmead	80%	20%
Thomas D. Murphy	80%	20%
Susan G. Riel	80%	20%

        The table below reflects the percentage weighting of each metric applicable to each of the named executives. For example, 50% of Mr. Paul's target incentive payment of 35% of base salary is contingent on meeting the designated net operating income target. If the target is met, but not exceeded by an amount sufficient to reach the maximum payout, he would receive 17.5% of salary in respect of that component. The target level of the same factor may be different for different named executives. Other performance metrics, not described below, are applicable to senior executives who are not named executive officers.

        The Board of Directors reserves the right to grant a discretionary bonus in addition to the performance related incentive payment, or to award all or a portion of the aggregate potential incentive payment where the targets are not met, based upon extenuating factors. The Committee reserves the right to adjust the actual results for any metric to reflect extraordinary, unbudgeted or nonrecurring items or expenses which inappropriately affect, positively or negatively, a participant's incentive payment opportunity. During 2009, the Committee adjusted net income and efficiency ratio targets for extraordinary expenses and losses in inactive subsidiaries. In 2009, we achieved at least 80% of the net income target and achieved at least threshold performance in 13 of the 15 Company wide metrics listed below, therefore amounts paid to named executive officers pursuant to the Senior Executive Incentive Plan for 2009 performance ranged from approximately 8% to 49% of base salary.

2009 Senior Executive Incentive Bonus Plan Metrics and Weighting

	Chief Executive Officer	Chief Lending Officer	Chief Financial Officer	President— Retail Banking	Chief Operating Officer
Net operating income/Earnings per share	50%	12%	16%	12%	12%
Efficiency ratio	15%	—	16%	—	16%
Net interest margin	—	—	12%	—	—
Total loan growth	—	16%	—	—	—
Quarterly average of non-performing assets	—	16%	—	—	—
Demand deposit/Total deposits	—	—	—	16%	—
Money market deposits/Total deposits	—	—	—	16%	—
Lender generated core deposit growth	—	12%	—	—	—
Average rate on interest bearing deposits	—	—	12%	8%	—
Average interest rate on investments	—	—	8%	—	—
Average interest rate on loans	—	12%	—	—	—
Percentage growth in non-interest loan income—2009 over 2008	—	12%	—	—	—
Percentage growth in service charge income—2009 over 2008	—	—	—	16%	16%
Maximum % increase in salary/benefit expense—2009 over 2008	—	—	—	8%	20%
Maximum % increase in other expenses—2009 over 2008	—	—	16%	4%	16%
Personal performance/Discretionary	35%	20%	20%	20%	20%

        The target level for the efficiency ratio was 62.77%; for net interest margin was 3.62%; and for interest on investments was 4.55%. The target level for net operating income/earnings per share was $11.2 million/$0.70 per common share. The target level for growth in non-interest loan income was 25.61%; and for non-interest service charge income was 57.64%. The target level for the maximum increase in salary and benefit expense was 19.2%; and for the maximum increase in other expenses was 28.0%. The target levels for loan related and deposit growth related metrics are not disclosed in order to prevent competitive harm to the Company. Target levels for all metrics are based upon the Company's budget goals, which are established by determining the expected financial position and results of operations of the Company at the end of the budget year, in light of the available resources of the Company, market conditions, anticipated interest rates, competitive factors and other anticipated economic and financial conditions, and adjusting the budgeted results of operation, deposit and loan totals and performance ratios to reflect improvement. The Committee and Board of Directors considers these goals aggressive in regards to expected performance and industry standards, particularly in light of the difficult economic climate during 2009. The establishment of budget goals and performance targets for compensation plan purposes in one year, and the changes in such goals and targets from year to year, is not intended to provide any guidance or indication as to operating performance or results in any future period, and readers should not extrapolate past goals to predict future performance goals or targets.

        The incentives earned under the Senior Executive Incentive Plan for 2009 performance were paid in long-term restricted stock compliant with the TARP Restrictions. At a minimum, compliant "long-term restricted stock" must have a minimum period of two years from grant during which it remains forfeitable if the recipient is no longer performing substantial services, other than as a result of death or disability, and may not become transferable prior to repayment of TARP assistance in full, or in increments of 25% of the original amount of TARP assistance. The value of permitted bonus awards of long-term restricted stock may not exceed one-third of an employee's total compensation for the year.

        Equity Compensation.    We believe that our long-term interests are best advanced by aligning the interests of our executive officers with the interests of our shareholders. Accordingly, subject to compliance with the provisions of the TARP Restrictions which limit our ability to grant options and other incentive awards, we may award stock options, stock appreciation rights ("SARS") and restricted stock to our executive officers pursuant to our 2006 Stock Plan, which was adopted by our shareholders in 2006.

        2009 Equity Grants.    In 2009, the Committee awarded stock options to the named executives which took into consideration the Company's 2008 performance. In addition, the Board approved an additional one time equity award in the form of incentive stock options to named executives to reward them for their role in the acquisition of Fidelity, which took place in 2008. The options awarded were based on the overall performance of the individual executive and the role the individual executive played in the acquisition, the time devoted to the acquisition, and the day to day responsibilities the executive had during this period in addition to the acquisition. The total economic value of these one-time awards to the named executives ranged from $10,000 to $100,000 based on each executive's involvement and time commitment to merger related issues. Prior to 2010, Mr. Paul had declined any increase in his base salary since 2006, but had received stock options and/or restricted stock in order to tie his potential compensation to increases in shareholder value as reflected in the stock price. In 2009 he received an award of restricted stock and stock options. These awards have a five year ratable vesting schedule. These awards were made prior to final TARP Restrictions were released by the Treasury on June 15, 2009.

        The table below shows the equity awards granted to named executives in 2009 based on 2008 performance.

Equity Grants in 2009	Stock Options	Restricted Stock
Ronald D. Paul	51,737	30,763
Martha Foulon-Tonat	21,200	—
James H. Langmead	20,200	—
Thomas D. Murphy	9,400	—
Susan G. Riel	32,000	—
All executive officers as group (7 persons)	180,337	30,763

        2010 Equity Grants.    During the period while we have assistance under the CPP outstanding, equity awards must be made in the form of long-term restricted stock for those named executives that are one of the five highest compensated employees. Based on 2009 performance, the Committee approved discretionary awards of long-term restricted stock for the named executive officers in January 2010. The fair value of these grants ranged from 15% to 20% of the named executive's base salary, other than for Mr. Paul, who received only a minimal grant of approximately 1% of total compensation, in order to comply with the TARP Restrictions. The shares of long-term restricted stock granted in 2010 which reflect amounts earned under the Senior Executive Incentive Plan are not vested or transferable prior to the redemption in full of the Company's CPP preferred stock, or a minimum period of two years from grant, whichever is later. The portion reflecting the value of discretionary cash bonuses and/or option grants vest over five years, 60% on the second anniversary of the date of grant, and 20% on the third and fourth anniversaries, provided that no amount shall vest prior to the redemption in full of the Company's CPP preferred stock.

        Timing and Pricing of Equity Awards.    Equity compensation awards for named executive officers and employees are generally approved in January or early February of each year. Awards may be made periodically for new hires during the year. Awards are based on a number of criteria including the Bank's performance, the relative rank of the employee within the Company and his or her specific contributions to the success of the Company.

        The grant date is established when the Committee approves the grant and all key terms have been established and communicated to award recipients. We set the exercise price for our stock options as the average of the high and low stock price on the grant date. Our equity award process is independent of any consideration of the timing of the release of material nonpublic information, including with respect to the determination of grant dates or stock option exercise prices. Similarly, we expect that the release of material nonpublic information will not be timed with the purpose or intent to affect the value of executive compensation.

        Peer Groups & Benchmarking.    In the fourth quarter of 2009, Blanchard Chase was engaged to provide an updated market analysis on executive compensation level. Blanchard Chase utilized 2009 proxy data for a peer group of 17 publicly traded banks, the selection of which was based upon similarities in asset size, markets and region. We use this as our primary peer group for compensation comparisons. Proxies filed in 2009 reflected compensation earned in 2008. The study used a 4% annual aging factor. The Committee also reviews data from a smaller peer group of six banks in close geographic proximity to the Company. The Committee believes it is prudent to look at this subgroup as an additional market reference as it is these competitors from which we could potentially draw or lose talent.

        Peer Groups.    The 2009 proxy peer group is listed below. Financial data reflects information at and for the year ended December 31, 2009, and is from SNL Financial and Company filings. As summarized below, the Company's financial performance in 2009 was very strong relative to our peers.

Company Name	City	State	Total Assets 2009 ($000)	Asset Growth 3 Yr (%)	ROAA 2009 (%)	ROAE 2009 (%)	Net Interest Margin 2009 (%)	Efficiency Ratio 2009 (%)	NPAs/ Assets 2009 (%)	Total Return 2009 (%)
United Bankshares, Inc.*	Charleston	WV	7,805,101	16.19	0.85	8.81	3.55	50.24	1.18	82.92
Sandy Spring Bancorp, Inc.*	Olney	MD	3,630,478	39.07	-0.42	-3.82	3.29	63.70	3.36	44.13
TowneBank	Portsmouth	VA	3,606,451	64.33	0.78	6.11	3.29	67.10	1.24	3.97
First Bancorp	Troy	NC	3,545,356	65.93	1.95	19.24	3.81	57.83	7.24	56.02
Hampton Roads Bankshares, Inc.	Norfolk	VA	3,085,711	547.85	0.94	7.63	3.89	61.84	10.77	-72.28
StellarOne Corporation	Charlottesville	VA	3,033,101	86.54	-0.28	-1.99	3.39	73.72	2.87	23.85
Virginia Commerce Bancorp, Inc.*	Arlington	VA	2,725,297	39.82	-1.22	-13.89	3.43	56.33	5.92	116.50
Metro Bancorp, Inc.	Harrisburg	PA	2,147,759	15.07	-0.09	-1.34	3.96	85.49	2.12	-20.94
FNB United Corp.	Asheboro	NC	2,101,296	15.74	-5.20	-59.02	3.60	74.79	14.09	-38.34
Cardinal Financial Corporation*	McLean	VA	1,976,185	20.61	0.57	5.53	2.94	69.68	0.29	73.08
NewBridge Bancorp	Greensboro	NC	1,946,526	97.07	-0.74	-8.87	3.18	85.33	4.22	170.37
First United Corporation*	Oakland	MD	1,743,736	29.23	-0.67	-11.01	3.56	62.92	5.06	-41.43
Capital Bank Corporation	Raleigh	NC	1,734,668	21.95	-0.40	-4.62	3.14	79.21	4.59	-20.80
First Mariner Bancorp*	Baltimore	MD	1,384,552	9.60	-1.69	-53.81	2.43	104.26	4.71	80.00
Commonwealth Bankshares, Inc.	Norfolk	VA	1,276,503	78.48	-2.26	-25.71	3.30	62.00	10.70	-26.57
Shore Bancshares, Inc.	Easton	MD	1,156,516	22.30	0.65	5.39	3.90	64.43	1.78	-17.46
Republic First Bancorp, Inc.	Philadelphia	PA	1,008,642	-0.02	-1.22	1.00	3.13	106.92	3.93	-49.84
Average			2,180,621	68.22	-0.64	-8.96	3.36	72.70	5.30	18.32
25th Percentile			1,384,552	15.74	-1.22	-13.13	3.14	79.21	7.19	-26.57
50th Percentile			1,976,185	29.23	-0.42	-3.82	3.30	67.10	4.59	3.97
75th Percentile			3,033,101	65.93	0.57	5.39	3.60	62.00	2.87	56.02
Eagle Bancorp, Inc.	Bethesda	MD	1,805,504	133.43	0.65	6.60	3.85	64.01	1.50	82.09
Percent Rank				94%	81%	89%	84%	66%	91%	91%

*
Comprises supplemental peer group.

        Market Comparison.    The 2009 executive compensation review was requested by the Committee to assist in discussions regarding year end compensation decisions including base salary increases for 2010, and both annual and long term incentive payouts for 2009 performance. The market study revealed that Mr. Paul's base salary was 13% below the market median, which is consistent with the previous year's study. Ms. Riel's and Ms. Foulon-Tonat's base salaries were just under the market median, while the rest of the named executive officers had base salaries near the 75th percentile. Cash compensation for 2009 was also below the market median for Mr. Paul by 21% and near the market median for Ms. Riel. The rest of the executive team's cash compensation in 2009 ranged between the 60th—95th market percentiles. Equity grants in 2009 for each of the named executives were market competitive and improved market positioning. The Company does not provide significant executive benefits or perquisites, thus total compensation levels for the named executives were reasonable and not deemed to be excessive.

        Based on this study and our performance in 2009, we made the following compensation decisions for 2010.

  •
  The Committee agreed to increase named executive's base salaries for 2010 based on their individual performance and their market standing in the recent compensation study. Our aim is to continue with an overall compensation philosophy that targets base salaries at the market median and to establish competitive variable compensation through our performance incentive plans. However, while we are subject to the TARP Restrictions, we have less flexibility and expect to be required to place greater emphasis on base salary and less on incentive compensation in order to maintain our goal of competitive overall compensation levels. With respect to Mr. Paul, his base salary increase reflected a three year absence of salary increases, and a base salary which significantly lagged his market peers.

  •
  We are continuing to use the Senior Executive Incentive Plan as a measure of incentive compensation, and established performance goals for 2010 using the metrics utilized for 2009, with some modification of percentage weighting, based on each named executive's areas of responsibility. The intent of these modifications is to place greater emphasis on asset quality, fee income and expense control. We expect we will pay our incentive compensation awards for our most highly compensated employees and our named executives in long-term restricted stock compliant with the TARP Restrictions.

        401(k) Plan.    Our 401(k) Plan allows all officers and employees of the Company working 1,000 hours or more in a calendar year to defer a portion of their compensation, and provides a match of up to 3% of their base salaries, subject to certain IRS limitations. While the decision to match employee contributions is discretionary, all employees receive the same percentage match. Effective February 2009, we reduced our match to 1.25%, but reinstated the 3% match in January 2010.

        Additional Employee Benefit Plans.    The Bank also provides additional benefit programs to employees including health and dental insurance, life and long term and short term disability insurance.

        Employment and Severance Arrangements.    Each of our named executive officers has an employment agreement which contains provisions for payments upon a change in control of the Company, and provides for noncompetition and nonsolicitation provisions benefiting the Company under certain circumstances. These agreements are described in detail under the caption "Employment Agreements." The Committee believes that the agreements provide continuity of executive management, employment security which is conducive to maximum employee effort and valuable protections for the Company and its executive officers. All termination and change in control payments are subject to elimination in accordance with the TARP Restrictions.

        Inter-Relationship of Elements of Total Compensation.    The various elements of the compensation package are not interrelated. For example, if it does not appear as though the target bonus will be achieved, the size of equity compensation awards will not be affected. While the potential size of an element of compensation may be expressed as a percentage of base or total compensation, there is no significant interplay of the various elements of total compensation between each other. If awards that are granted in one year become less valuable, or less likely of vesting, the amount of the bonus or base compensation to be paid the executive officer for the next year is not impacted. Similarly, if equity awards become extremely valuable, the amount of base compensation or bonus to be awarded for the next year is not affected. While the Board has discretion to make exceptions to any base compensation or bonus payouts under existing plans, it has not approved any exceptions to the plans with regard to any executive officers.

        Equity Ownership Guidelines.    We have no equity or security ownership requirements or guidelines for executive officers, however, all of the executive officers own common stock or options to purchase common stock pursuant to our equity compensation plans.

Risk Analysis of Incentive Compensation Programs

        In setting compensation, the Compensation Committees of the Company and Bank also consider the risks to the Company's shareholders and the achievement of our goals that may be inherent in our compensation programs. Although a significant portion of some employees' compensation is performance-based and "at-risk," we believe our compensation program is appropriately structured and does not pose a material risk to the Company. The Compensation Committees of the Company and the Bank met with our senior risk officer to identify and discuss any risks associated with named executive officer compensation plans and other employee incentive compensation plans. The report below outlines our process and the steps taken to mitigate any risks that were uncovered in our discussions.

        Executive Compensation Plan Risk Assessment.    Our senior risk officer has reviewed all incentive programs, including the Senior Executive Incentive Plan and the 2006 Stock Plan, and named executive employment agreements with the Committees, and concluded that none of them considered individually or as a group, presented any material threat to our capital or earnings, encouraged taking undue or excessive risks, or encouraged manipulation of financial data in order to increase the size of an award. These conclusions were based on the following:

  •
  The Senior Executive Incentive Plan is a formal performance-based plan in which the Committee is deeply involved. The Committee establishes Company-wide goals early in the performance year and communicates these performance goals to the full Board for their review and approval. We use a balance of Company-wide goals and individual or departmental goals and customize the goals each year based on each executive's functional responsibility. The Committee is active in setting and approving the bank-wide goals each year. The Chief Executive Officer provides input on weighting of departmental or individual goals for his direct reports. Once these are presented to the Committee, the Committee will discuss and approve, or revise the goals for the other named executives.

  •
  When setting actual goals, we consider not only our annual budget, but our strategic initiatives and peer performance, which we believe mitigates risk and keeps executives focused on the long-term success of the Company. The Committee reviews these performance evaluations each year, not only to determine final award payouts, but to discuss developmental opportunities for our named executives. In addition, for any payout to occur, we must have satisfactory regulatory ratings and reviews.

  •
  We believe that target and maximum awards are reasonable and competitive based on market research that was provided by our compensation consultant. We also pay out on a pro-rata basis for actual performance results that fall in between threshold, target and maximum levels. We believe this reduces the likelihood of an executive misstating numbers to reach the next award level or withholding information to count towards the next performance year.

  •
  With the adoption of a "clawback" policy in early 2009 under the Senior Executive Incentive Plan, which allows us to recover all or part of a cash or stock incentive award in certain cases of inaccurate financial statement information that resulted in a restatement of our financial statements, or on a fraudulent, willful or grossly negligent misrepresentation, such activities would not be rewarded.

  •
  The individual named executive officer employment agreements, which had previously been reviewed by the Compensation Committees, and which have not been materially modified, provide for the payment to the each named executive officer of base salaries, certain insurance benefits, car allowances, and eligibility for participation in our incentive plans, equity compensation plans and other compensation programs we may adopt, as well as certain benefits and payments upon termination or a change in control. None of the agreements provides for any specific mandatory variable or incentive pay, or any other conditional compensation. As such, the Committee believes that none of such agreements present any material threat to our capital or earnings, encourage taking undue or excessive risks, or encourage manipulation of financial data in order to increase the size of an award.

        Non Executive Compensation Plan Risk Assessment.    Our senior risk officer reviewed incentive programs in which employees who are not executive officers participate, with the Compensation Committees. It was concluded that none of these programs presented any material threat to our capital or earnings, encouraged taking undue or excessive risks, or encouraged manipulation of financial data in order to increase the size of an award. The following incentive compensation plans were reviewed:

  •
  Three producer incentive plans were reviewed; the Retail Banking, C&I Lending and Commercial Real Estate Lending ("CRE"). Under these plans, certain employees are compensated with cash incentives calculated as a specific percentage of salary or of qualifying loans, deposits and other business they produce. A portion of the potential compensation under these plans is tied to individual and/or team performance and paid on an annual basis. There are also components, such as the collection of loan fees and the expansion of existing, or the establishing of new, customer deposit accounts, that are paid quarterly. We believe intrinsic features of these plans protect us against unnecessary risk taking, including: (i) the plan modifier that reduces or eliminates incentive payouts when asset quality measures decline or fall below minimum acceptable levels; (ii) having the individual production payout paid on an annual basis, which allows us to modify incentive payouts at the end of the year in light of asset quality issues or other adverse developments; (iii) a cap (30 to 35%) on the annual individual producer portion of the plans, which is reasonable relative to market.

  •
  Consumer Lending and Bank to Business (B2B) Management Incentive Plan. This plan rewards the management of these departments providing they meet established departmental production goals. Department managers can earn 10% to 30% of their salary based on goal achievement, to be paid on an annual basis. We believe this range of opportunity is reasonable and there are sufficient checks and balances within these separate departments regarding underwriting these loans, either credit scored or adhering to established loan policy guidelines, restricting the ability of individual lenders to take unnecessary or excessive risks.

        Clawback provisions were added to all incentive compensation plans. All of our incentive plans call for the employee to be in good standing with no adverse written performance documentation. Once an employee receives adverse written documentation for performance, they are ineligible to receive incentive payments for a minimum of 90 days.

Compensation Committee Report

        We have reviewed and discussed the foregoing Compensation Disclosure and Analysis with management. Based on our review and discussion with management we have recommended to the Board of Directors that the Compensation Disclosure and Analysis be included in this proxy statement and incorporated by reference in our annual report on Form 10-K for the year ended December 31, 2009.

        The Compensation Committee certifies that: (1) it has reviewed with the senior risk officer the named executive officer compensation plans and has made all reasonable efforts to ensure that these plans do not encourage named executive officers to take unnecessary and excessive risks that threaten the value of the Company; (2) it has reviewed with the senior risk officer the Company's employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and (3) it has reviewed the Company's employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

Members of the Compensation Committee

Philip N. Margolius, Chairman	Robert P. Pincus
Leslie M. Alperstein, Ph.D.	Norman R. Pozez
Dudley C. Dworken	Donald R. Rogers
Harvey M. Goodman	Leland M. Weinstein

        This report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such acts.

Executive Compensation Tables

        The following table sets forth a comprehensive overview of the compensation for Mr. Paul, the President of the Company, Mr. Langmead, the Chief Financial Officer of the Company, and the three most highly compensated executive officers of the Company (including officers of the Bank) who received total compensation of $100,000 or more during the fiscal year ended December 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)		Stock Awards(2)	Option Awards(2)	Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Ronald D. Paul,	2009	$350,000	$1,573	(3)	$195,037	$95,041	$173,425	(3)	$26,596	(4)	$841,672
President and Chief Executive	2008	$350,000	$74,115		$—	$130,542	$—		$—		$554,657
Officer of the Company; Chief Executive Officer of the Bank	2007	$350,000	$—		$—	$—	$—		$—		$350,000
James H. Langmead,	2009	$243,100	$36,463	(3)	$—	$40,905	$21,249	(3)	$17,116	(5)	$358,833
Executive Vice President,	2008	$243,100	$—		$—	$16,682	$44,118		$20,465	(6)	$324,365
Chief Financial Officer of the Company and Bank	2007	$231,525	$20,000		$3,944	$11,577	$—		$19,697	(7)	$286,743
Martha Foulon-Tonat,	2009	$243,100	$36,463	(3)	$—	$42,930	$47,093	(3)	$13,402	(8)	$383,088
Executive Vice President—	2008	$243,100	$—		$—	$15,103	$39,334		$16,898	(9)	$314,374
Chief Lending Officer of the Bank	2007	$231,525	$12,500		$3,944	$11,577	$—		$16,653	(10)	$276,198
Thomas D. Murphy,	2009	$243,100	$36,463	(3)	$—	$19,035	$34,155	(3)	$18,048	(11)	$350,801
Executive Vice President of the	2008	$243,100	$—		$—	$13,345	$33,597		$21,447	(12)	$311,489
Company; President—Retail Banking	2007	$231,525	$12,500		$3,944	$11,577	$—		$21,479	(13)	$281,025
Susan G. Riel,	2009	$275,600	$55,724	(3)	$—	$64,800	$47,486	(3)	$16,954	(14)	$460,564
Senior Executive Vice President—	2008	$243,100	$—		$—	$16,682	$46,423		$20,350	(15)	$326,555
Chief Operating Officer of the Bank	2007	$231,525	$27,500		$3,944	$11,577	$—		$20,367	(16)	$294,912

(1)
Reflects amounts earned pursuant to the discretionary awards under Company's Senior Executive Incentive Plan, except for Mr. Paul in respect of 2008. Amounts shown are earned and accrue in the year indicated and are paid in the following year.

(2)
Represents the grant date fair value of awards of restricted stock or performance based restricted stock (in the case of Stock Awards) and options and SARs (in the case of Option Awards) granted during 2009. Please refer to note 13 to the Company's Consolidated Financial Statements for the year ended December 31, 2009 for a discussion of the assumptions used in calculating the grant date fair value.

(3)
In accordance with the requirements of the TARP Restrictions, the amounts shown were paid in the form of "long-term restricted stock" based upon the fair value of the common stock on the date of grant, $10.35.

(4)
Includes $18,000 car allowance, $5,000 insurance premium and $3,596 401(k) matching contribution.

(5)
Includes $9,000 car allowance, $4,584 insurance premium and $3,532 401(k) matching contribution.

(6)
Includes $9,000 car allowance, $4,172 insurance premium and $7,293 401(k) matching contribution.

(7)
Includes $9,000 car allowance, $3,799 insurance premium and $6,898 401(k) matching contribution.

(8)
Includes $9,000 car allowance, $970 insurance premium and $3,532 401(k) matching contribution.

(9)
Includes $9,000 car allowance, $909 insurance premium and $6,928 401(k) matching contribution.

(10)
Includes $9,000 car allowance, $909 insurance premium and $6,744 401(k) matching contribution.

(11)
Includes $9,000 car allowance, $5,534 insurance premium and $3,514 401(k) matching contribution.

(12)
Includes $9,000 car allowance, $5,534 insurance premium and $6,913 401(k) matching contribution.

(13)
Includes $9,000 car allowance, $5,534 insurance premium and $6,945 401(k) matching contribution.

(14)
Includes $9,000 car allowance, $4,422 insurance premium and $3,532 401(k) matching contribution.

(15)
Includes $9,000 car allowance, $4,422 insurance premium and $6,928 401(k) matching contribution.

(16)
Includes $9,000 car allowance, $4,422 insurance premium and $6,945 401(k) matching contribution.

        The Company does not maintain (i) any defined benefit retirement plans, or (ii) any nonqualified deferred compensation programs or arrangements.

        Employment Agreements.    The Company and Mr. Paul are parties to an employment agreement governing his service and compensation as President and Chief Executive Officer of the Company. The current term of Mr. Paul's employment agreement expires on December 31, 2012. On each December 31, the term of the agreement automatically extends for one additional year, unless Mr. Paul has given notice of his intention not to renew the term. Under his agreement, Mr. Paul is entitled to receive a current annual base salary of $542,000, subject to periodic increase. While this reflects significant increase over Mr. Paul's prior salary of $350,000, Mr. Paul had not had a salary increase since mid-2006, and the size of the increase reflects the significant increase in the size of the Company's operations, his increased responsibilities and efforts, and the fact that his compensation was significantly below that of chief executives of companies in the Company's peer group. In January 2009, Mr. Paul was granted incentive options to purchase 51,737 shares of common stock, and 30,763 shares of restricted stock. Mr. Paul may receive additional grants of options or restricted stock, and may also receive a bonus in the discretion of the Board of Directors, subject to the limitations on bonuses and incentive payments under the TARP Restrictions during any period when the Company has any securities issued under the CPP held by the Treasury or another agency of the Federal government. The compensation under Mr. Paul's employment agreement is in lieu of all other cash fees for service on the Boards of Directors or any committees of the Company and the Bank. In the event of termination of Mr. Paul's employment for any reason other than for cause (as defined), Mr. Paul (or his estate), is entitled to receive an amount in cash equal to 2.99 times his then current base salary, subject to certain limitations in the event that his termination occurs in connection with a change in control (as defined) of the Company or the Bank, and subject to the provisions of the TARP Restrictions prohibiting "golden parachutes." In addition, subject to the effect of such provisions, all of Mr. Paul's options will immediately vest upon any termination.

        If Mr. Paul were entitled to receive the termination benefits as of December 31, 2009, he would receive approximately $1,050,000, or approximately $718,761 if the termination were in connection with a change in control. Additionally, in the event of any termination, all of the unvested options and restricted stock held by Mr. Paul will accelerate and become immediately exercisable. At December 31, 2009, the inherent value of Mr. Paul's unvested options and restricted stock was $535,763.

        Each of the four other named executive officers has an employment agreement with the Bank. Each of the agreements expires August 31, 2011. The table below sets forth the base salary as of December 31, 2009, amount of Bank paid life insurance (at standard rates), and annual car allowance to which the named executive officers are entitled. The other named executive officers have current base salaries as follows: Ms. Foulon-Tonat—$255,000; Mr. Langmead—$250,000; Mr. Murphy—$255,000; Ms. Riel—$305,000. Each of these officers is also entitled to participation in all other health, welfare, benefit, stock, option and bonus plans, if any, generally available to all officers and employees of the Bank or the Company. Under each agreement if the officer's employment is terminated without cause for reasons other than death, disability or in connection with a change of control (as defined), he/she would be entitled to receive continued payment of base salary through the end of the term of his/her agreement, subject to his/her compliance with the noncompete and nondisturbance provisions of the agreement. These payments, and the change in control payment payments discussed below, are potentially subject to limitation or elimination in accordance with the TARP Restrictions. Each agreement: (i) limits the executive's severance compensation in connection with an involuntary termination or in connection with any bankruptcy, liquidation or receivership of the Company to the amount permitted under Section 280G of the Internal Revenue Code; and (ii) provides for the recovery by the Company of payments based on financial statements or other criteria that are later proven to be materially inaccurate. Each of these requirements applies during the period that the Treasury owns any securities acquired under the CPP.

        The noncompete and nondisturbance provisions of the agreements (the "Noncompete Provisions") provide that: (i) for 180 days after termination, or until the end of the original term of the agreement, whichever is earlier, the officer will not in any capacity render any services to a bank or savings and loan or a holding company of a bank or savings and loan, or to any person or entity that is attempting to form a bank, with respect to any office, branch or other facility that is (or is proposed to be) located within a thirty-five (35) mile radius of the location of the Company's headquarters; and (ii) for twelve (12) months after the last date of employment, the officer will not, directly or indirectly, induce or attempt to induce any customers, suppliers, officers, employees, contractors, consultants, agents or representatives of, or any other person that has a business relationship with, the Company or any of its parent, subsidiaries and affiliates to discontinue, terminate or reduce the extent of their relationship with the Company and/or any such parent, subsidiary or affiliate or to take any action that would disrupt or otherwise be disadvantageous to any such relationship, or otherwise solicit any customer or employee of the Company. The amount to which each of the named executive officers would be entitled to if he/she were terminated, other than for cause or in connection with a change in control, as of December 31, 2009 is set forth in the fifth column of the table below.

        In the event of termination of the other named executive officer's respective employment, or reduction in his/her compensation or position or responsibilities within 120 days before or after a change in control, or the voluntary termination of employment within the 30 day period following 120 days after a change in control, each of the other named executive officers would be entitled to receive a lump sum payment equal to 2.99 times his/her base salary, subject to adjustment to avoid adverse tax consequences resulting from characterization of such payment for tax purposes as a "parachute payment," and all unvested stock options, SARs and restricted stock awards would immediately vest and become exercisable. The amount of the cash payment which each of the other named executive officers would be entitled to receive if the change in control termination benefits were paid as of December 31, 2009 (without adjustment for other amounts which might be payable as a result of the change in control) is set forth in column 6 of the table below, the value of the accelerated equity awards is set forth in column 7 of the table below, and the sum of these two amounts is set forth in column 8.

Column Number 1	2	3	4	5	6	7	8
Name and Title	Base Salary	Car Allowance	Bank Paid Life Insurance (at standard rates)(1)	Payment Following Termination Without Cause(2)	Cash Payment Upon Termination in Connection with a Change in Control(2)	Value of Equity Awards Accelerated Upon a Change in Control(3)	Sum of Amounts Payable Upon a Change in Control (Sum of Columns 6 and 7)
Martha Foulon-Tonat, Executive Vice
President—Chief Lending Officer
of the Bank	$243,101	$9,000	$750,000	$405,166	$682,252	$119,448	$801,700
James H. Langmead, Executive Vice
President, Chief Financial Officer
of the Company and Bank	$243,101	$9,000	$750,000	$405,166	$728,696	$115,318	$844,014
Thomas D. Murphy, Executive Vice
President of the Company;
President—Retail Banking	$243,101	$9,000	$750,000	$405,166	$722,062	$70,714	$792,776
Susan G. Riel, Senior Executive
Vice President—Chief Operating
Officer of the Bank	$275,600	$9,000	$750,000	$459,000	$707,365	$164,052	$871,417

(1)
The cost of this benefit is reflected under "All Other Compensation" in the Summary Compensation Table, and the amount paid in respect of each officer is reflected in the footnotes to that table.

(2)
Subject to limitation or elimination as a result of Treasury regulations under the CPP.

(3)
Reflects the excess of the last trade price for the Company's common stock on December 31, 2009 over the exercise or strike price of unvested options and SARs, plus the last trade price of unvested shares of restricted stock (assuming vesting of the maximum number of shares subject to the award). Out of the money options and SARs have been excluded from the calculation.

Grants of Plan-Based Awards

        The following table presents information regarding awards made during 2009 to named executive officers under the Company's 2006 Stock Plan and Senior Executive Incentive Plan.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards Target	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Ronald D. Paul	1/8/2009	$122,500	30,763	51,737	$6.34	$273,731
James H. Langmead	1/8/2009	$24,310	—	20,200	$6.34	$40,905
Martha Foulon-Tonat	1/8/2009	$60,775	—	21,200	$6.34	$42,920
Thomas D. Murphy	1/8/2009	$60,775	—	9,400	$6.34	$19,035
Susan G. Riel	1/8/2009	$55,120	—	32,000	$6.34	$64,800

        Under the 2006 Stock Plan, the Company can make awards of stock options, stock appreciation rights ("SARs") and restricted stock to employees of the Company and Bank, including all of the named executive officers. The payouts under non-equity incentive plan awards reflected in the table represent the maximum amount of formula payment which the named executive officer could have earned with respect to 2009 performance under the Senior Executive Incentive Plan if each of the performance targets established by the Board of Directors in its capacity as compensation committee were achieved. The aggregate amount which could be earned, at the target level, represented, in 2009, 10%—35% of salary. A portion of the aggregate amount is subject to the achievement of designated Company or divisional performance targets. Each such portion is subject to payment only if the target is met or exceeded in total, with no provision for partial or graduated payments. The targets were established with the expectation that the goals were stretch goals, representing performance standards in excess of expected results. Through 2008, Mr. Paul did not participate in the Senior Executive Incentive Plan. The amounts paid pursuant to the Senior Executive Incentive Plan in respect of 2009 are reflected in the Summary Compensation Table above, and represented from 8.7% to 49.6% of base salary for the named officers. In accordance with the TARP Restrictions, the amounts shown were paid in the form of "long-term restricted stock" based upon the fair value of the common stock on the date of grant, $10.35.

Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth, on an award by award basis, information concerning all awards of stock options, SARs and restricted stock held by named executive officers at December 31, 2009. All options and SARs were granted with an exercise or base price of 100% of market value as determined in accordance with the applicable plan. The number of shares subject to each award and the exercise or base price have been adjusted to reflect all stock dividends, and stock splits effected after the date of such award, but have not otherwise been modified.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
Ronald D. Paul	2,031	(2)	—		$3.0740	3/30/2010
	2,031	(2)	—		$3.0740	6/29/2010
	2,031	(2)	—		$2.9780	9/29/2010
	2,031	(2)	—		$3.2200	12/30/2010
	1,911	(2)	—		$3.2660	3/30/2011
	1,054	(2)	—		$5.9170	6/29/2011
	1,007	(2)	—		$6.1860	9/29/2011
	1,144	(2)	—		$5.4600	12/30/2011
	617	(2)	—		$6.4550	1/30/2012
	617	(2)	—		$7.0740	2/27/2012
	620	(2)	—		$8.4720	3/30/2012
	617	(2)	—		$8.2030	4/29/2012
	617	(2)	—		$8.3380	5/30/2012
	620	(2)	—		$7.8270	6/29/2012
	617	(2)	—		$6.0520	7/30/2012
	617	(2)	—		$6.7560	8/30/2012
	620	(2)	—		$6.4550	9/29/2012
	617	(2)	—		$6.6430	10/30/2012
	617	(2)	—		$6.7560	11/29/2012
	620	(2)	—		$7.3480	12/30/2012
	2,382	(3)	1,193	(3)	$11.8680	1/15/2013
	617	(2)	—		$7.5310	1/30/2013
	617	(2)	—		$7.9720	2/27/2013
	620	(2)	—		$7.3960	3/30/2013
	617	(2)	—		$7.3800	4/29/2013
	617	(2)	—		$7.3960	5/31/2013
	620	(2)	—		$8.0690	6/29/2013
	617	(2)	—		$7.3590	7/30/2013
	617	(2)	—		$7.7460	8/30/2013
	620	(2)	—		$8.1760	9/29/2013
	617	(2)	—		$9.3380	10/30/2013
	617	(2)	—		$9.2520	11/29/2013
	44,616	(4)	—		$9.5050	12/30/2013
	4,207	(2)	—		$9.5050	12/30/2013
	4,207	(2)	—		$9.5050	12/30/2013
	620	(2)	—		$9.5050	12/30/2013
	12,688	(5)	20,312	(5)	$17.0140	10/17/2016
	—		27,500	(6)	$11.8680	1/15/2018
	—		51,737	(7)	$6.3400	1/07/2019
							30,763	(8)	$322,088
Martha Foulon-Tonat	—		4,468	(9)	$15.2050	2/28/2010
	6,506	(10)	—		$3.1700	7/06/2010
	9,109	(10)	—		$5.5710	5/15/2011
	4,647	(10)	—		$5.4060	12/04/2011
	5,111	(10)	—		$7.4450	5/18/2013
	9,295	(10)	—		$9.9350	1/11/2014
	9,295	(10)	—		$10.8980	1/13/2015

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)
	3,299	(11)	1,651	(11)	$11.8680	1/15/2018
	—		21,200	(11)	$6.3400	1/08/2019
									762	(12)	$7,978
James H. Langmead	9,295	(10)	—		$11.0650	1/03/2015
	—		4,468	(9)	$15.2050	2/28/2010
	3,666	(11)	1,834	(11)	$11.8680	1/15/2018
	—		20,200	(11)	$6.3400	1/08/2019
									762	(12)	$7,978
Thomas D. Murphy	—		4,468	(9)	$15.2050	2/28/2010
	15,615	(10)	—		$5.5710	5/15/2011
	6,506	(10)	—		$5.4060	12/1/2011
	5,111	(10)	—		$7.4450	5/18/2013
	9,295	(10)	—		$9.4140	1/03/2014
	9,295	(10)	—		$10.8980	1/13/2015
	2,933	(11)	1,467	(11)	$11.8680	1/15/2018
	—		9,400	(11)	$6.3400	1/08/2019
									762	(12)	$7,978
Susan G. Riel	—		4,468	(9)	$15.2050	2/28/2010
	6,506	(10)	—		$3.1700	7/06/2010
	9,109	(10)	—		$5.5710	5/15/2011
	4,647	(10)	—		$5.4060	12/4/2011
	5,111	(10)	—		$7.4450	5/18/2013
	9,295	(10)	—		$9.9350	1/11/2014
	9,295	(10)	—		$10.8980	1/13/2015
	3,666	(11)	1,834	(11)	$11.8680	1/15/2018
	—		32,000	(11)	$6.3400	1/08/2019
									762	(12)	$7,978

(1)
Based on the $10.47 closing price of the common stock on December 31, 2009.

(2)
Vested immediately upon grant.

(3)
Represents grants of stock options pursuant to Company's 2006 Stock Plan in Mr. Paul's capacity as a director. Vests in three annual installments commencing on the date of grant.

(4)
Represents grant of stock options pursuant to Company's 1998 Stock Option Plan. Vests in installments, commencing with an installment of 4,206 shares immediately upon grant, three annual installments of 10,520 shares on January 15, 2004 through 2006 and a final installment of 8,850 shares on January 15, 2007.

(5)
Represents grant of stock options pursuant to Company's 2006 Stock Plan. Vests in installments, commencing with an installment of 933 shares on January 1, 2007, five annual installments of 5,877 shares on January 1, 2008 through 2012 and a final installment of 2,679 shares on January 1, 2013.

(6)
Represents grants of stock options pursuant to Company's 2006 Stock Plan in Mr. Paul's capacity as an officer. Vests in installments, commencing with an installment of 4,584 shares on January 16, 2013, two annual installments of 8,426 shares on January 16, 2017 and 2018, and a final installment of 6,064 shares on January 16, 2016.

(7)
Represents grants of stock options pursuant to Company's 2006 Stock Plan in Mr. Paul's capacity as an officer. Vests in installments, commencing with an installment of 4,421 shares on January 1, 2016 and three annual installments of 15,772 shares on January 1, 2017 through 2019.

(8)
Vests in five substantially equal installments commencing on the first anniversary of the date of grant.

(9)
Represents grant of SARs pursuant to the Company's 2006 Stock Plan. Vests in its entirety on February 1, 2010 if the grantee is continuously employed by the Company through such date. These SARs were out of the money at the vesting date and expired without value or the issuance of shares.

(10)
Represents grant of stock options pursuant to the Company's 1998 Stock Option Plan. All options have a term of 10 years from the date of grant. Except as otherwise indicated, vested in two equal installments, the first on the date of grant and the second on the first anniversary thereof.

(11)
Represents grants of stock options pursuant to the Company's 2006 Stock Plan. Vests in five substantially equal annual installments, commencing on the first anniversary of the date of grant.

(12)
Represents threshold level grant of performance based restricted stock pursuant to the Company's 2006 Stock Plan. Vests, subject to satisfaction of designated performance conditions, on February 1, 2010. These awards vested at the threshold level.

Options Exercised and Stock Vested

        The following table sets forth information regarding options exercised by the named executive officers during 2009, and the aggregate amount realized upon such exercises, based on the difference between the closing market price on the exercise date and the exercise or base price.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ronald D. Paul	—	—	—	—
Martha Foulon-Tonat	—	—	—	—
James H. Langmead	—	—	—	—
Thomas D. Murphy	9,759	$62,544	—	—
Susan G. Riel	—	—	—	—

        Employee Benefit Plans.    The Bank provides a benefit program which includes health and dental insurance, life and long term and short term disability insurance and a 401(k) plan under which the Company makes matching contributions up to 3% of an employee's salary, for all officers and employees working 1,000 hours or more in a calendar year.

        Equity Compensation Plans.    The Company maintains two equity compensation plans, the 1998 Stock Option Plan (the "1998 Plan") and the 2006 Stock Plan (the "2006 Stock Plan"), each of which has been approved by shareholders. The purpose of each plan is to attract, retain, and motivate key officers, employee and directors of the Company and the Bank by providing them with a stake in the success of the Company as measured by the value of its shares. In connection with the acquisition of Fidelity, the Company assumed Fidelity's option plans. Options to purchase an aggregate of 215,585 shares of common stock (as adjusted) were assumed in connection with the acquisition, of which 152,619 remained outstanding as of December 31, 2009. No further options can be granted under the 1998 Plan or Fidelity's plans.

        Under the 2006 Stock Plan, as amended, an aggregate of 1,215,000 shares of common stock (as adjusted) are subject to issuance upon the exercise of incentive stock options ("ISOs"), non-incentive stock options ("Non-ISOs") and SARs, and the award of shares of restricted stock to such employees as the Committee may designate, and for the issuance of Non-ISOs or restricted stock to directors and advisory board members of the Company, the Bank, and their affiliates. In the event of any merger, consolidation, recapitalization, reorganization, reclassification, stock dividend, split-up, combination of shares or similar event in which the number or kind of shares is changed without receipt or payment of consideration by the Company, the number and kind of shares of stock as to which options, SARs and restricted stock may be awarded under the 2006 Stock Plan, the affected terms of all outstanding options, SARs and shares of restricted stock, and the aggregate number of shares of common stock remaining available for grant under the 2006 Stock Plan will be adjusted.

        The 2006 Stock Plan is administered by a committee (the "Stock Option Committee"), appointed by the Board of Directors of the Company, consisting of not less than three (3) members of the Board. Members of the Stock Option Committee must be independent within the meaning of the listing requirements of NASDAQ, may not be employees, and serve at the pleasure of the Board of Directors. The members of the Compensation Committee serve as the Stock Option Committee.

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

        Restricted stock is an award of shares of common stock that is subject to forfeiture, restrictions against transfer, meeting specific corporate or individual performance or achievement standards or goals, or other conditions or restrictions set forth in an award agreement. The Committee has discretion at the time of making a restricted stock grant to determine a period of up to five years during which the shares granted will be subject to restrictions, and the conditions that must be satisfied in order for the shares of restricted stock to become unrestricted (i.e., vested and nonforfeitable). For example, the Committee may condition vesting upon a recipient's continued employment or upon the recipient's attainment of specific corporate, divisional, or individual performance or achievement standards or goals. However, the minimum vesting period for restricted stock is three years if the vesting is based solely on the passage of time and continued employment, although vesting may occur ratably over such period; and the minimum measurement date for vesting of restricted stock based upon performance criteria is one year. Notwithstanding the foregoing, the Committee may award shares of restricted stock having terms which comply with TARP Restrictions.

        Until a recipient's interest vests, restricted stock is nontransferable and forfeitable. Nevertheless, the recipient may be entitled to vote the restricted stock and to receive dividends and other distributions made with respect to restricted stock grants that are issued subject to forfeiture in the event that the vesting conditions are not met, as opposed to shares that are issued only upon satisfaction of the conditions. To the extent that a recipient becomes vested in restricted stock and has satisfied applicable income tax withholding obligations, the Company will deliver unrestricted shares of common stock to the recipient. At the end of the restriction period, the recipient will forfeit to the Company any issued shares of restricted stock as to which the recipient did not earn a vested interest during the restriction period, i.e. where the performance based conditions are not met.

        Change in Control.    Notwithstanding the provisions of any option, SAR or restricted stock award which provide for its exercise or vesting in installments or subject to conditions, all awards will be immediately exercisable and fully vested upon the occurrence of a change in control. At the time of a change in control that does not constitute a "transaction," the participant shall, at the discretion of the Committee, be entitled to receive cash in an amount equal to the excess of the fair market value of the common stock subject to an option or SAR over the exercise price of such shares, in exchange for the cancellation of such options and SARs by the optionee. Notwithstanding the previous sentence, in no event may an option or SAR be cancelled in exchange for cash, within the six-month period following the date of its grant.

        In the event of a "change in control" that is a "transaction", all awards of options, SARs and restricted stock must be surrendered, and with respect to each award surrendered, the Board will in its sole and absolute discretion determine whether the holder of the surrendered award will receive: (1) an award for the number and kind of shares into which each outstanding share (other than shares held by dissenting shareholders) is changed or exchanged, together with an appropriate adjustment to the exercise price; (2) the number and kind of shares into which each outstanding share (other than shares held by dissenting shareholders) is changed or exchanged in the transaction that are equal in market value to the excess of the market value on the date of the transaction of the shares subject to the option or SAR, over the exercise price; or (3) a cash payment (from the Company or the successor corporation) in an amount equal to the excess of the market value on the date of the transaction of the shares subject to the option or SAR over the exercise price.

        For purposes of the 2006 Stock Plan, "change in control" means any one of the following events: (1) the acquisition of ownership, holding or power to vote more than 50% of the Bank's or Company's voting stock; (2) the acquisition of the power to control the election of a majority of the Bank's or Company's directors; (3) the exercise of a controlling influence over the management or policies of the Bank or the Company by any person or by persons acting as a "group" (within the meaning of Section 13(d) of the Securities Exchange Act of 1934); or (4) the failure of "Continuing Directors" to constitute at least two-thirds of the Board of Directors of the Company or the Bank (the "Company Board") during any period of two consecutive years. For purposes of this Plan, "Continuing Directors" shall include only those individuals who were members of the Company Board at the Effective Date and those other individuals whose election or nomination for election as a member of the Company Board was approved by a vote of at least two-thirds of the Continuing Directors then in office. The decision of the Committee as to whether a change in control has occurred shall be conclusive and binding. "Transaction" means: (i) the liquidation or dissolution of the Company; (ii) a merger or consolidation in which the Company is not the surviving entity; or (iii) the sale or disposition of all or substantially all of the Company's assets. No adjustment upon a change in control, a "transaction" or otherwise may be made in such a manner as to constitute a modification, within the meaning of Section 424(h) of the Code, of outstanding ISOs. If, by reason of any such adjustments, an optionee becomes entitled to new, additional, or different shares of stock or securities, such new, additional, or different shares of stock or securities shall thereupon be subject to all of the conditions and restrictions which were applicable to the shares pursuant to the option before the adjustment was made.

        As of December 31, 2009, the Company had options, SARs which may only be settled by the issuance of stock, and performance based restricted stock awards with respect to an aggregate of 1,291,408 shares of common stock issued and outstanding under all equity compensation plans. The SARS subsequently expired without value or the issuance of any shares. The performance based restricted stock awards vested at the threshold level, resulting in the issuance of an aggregate of 3,048 shares of common stock to named executive officers, and 3,825 shares to all executive officers. Subsequent to December 31, 2009, 10,000 shares of restricted stock were issued to Mr. Pincus, and restricted stock was issued to our executive officers as set forth below:

Name	Restricted Stock Granted
Ronald D. Paul	16,908
Martha Foulon-Tonat	8,073
James H. Langmead	5,576
Thomas D. Murphy	6,823
Susan G. Riel	9,972
All executive officers as group (7 persons)	54,136

        All of the shares of restricted stock to named executive officers granted subsequent to December 31, 2009 are "long-term restricted stock" which comply with the requirements of the TARP Restrictions. As such, the shares of long-term restricted stock granted in 2010 reflecting amounts earned under the Senior Executive Incentive Plan are not vested or transferable prior to the redemption in full of the Company's CPP preferred stock, with a minimum period of two years from grant. The portion reflecting the value of discretionary cash bonuses and/or option grants vest over five years, 60% on the second anniversary of the date of grant, and 20% on the third and fourth anniversaries, provided that no amount shall vest prior to the redemption in full of the Company's CPP preferred stock.

Director Compensation

        The following table sets forth information regarding compensation paid to, or earned by, non-employee directors of the Company during the fiscal year ended December 31, 2009 for service as members of the Company and Bank Boards of Directors. Members of the Board of Directors who are employees do not receive additional cash compensation for service on the Board of Directors.

Name(1)	Fees Earned or Paid in Cash	Stock Awards(2)	Option Awards(3)(4)	All Other Compensation		Total
Leslie M. Alperstein, Ph.D.	$11,850	$9,951	$—	$—		$21,801
Dudley C. Dworken	$54,550	$9,951	$—	$—		$64,501
Harvey M. Goodman	$15,450	$9,951	$—	$—		$25,401
Neal R. Gross	$16,050	$9,951	$—	$—		$26,001
Philip N. Margolius	$19,350	$9,951	$—	$—		$29,301
Robert P. Pincus	$220,000	$9,951	$109,350	$26,600	(5)	$312,701
Norman R. Pozez	$13,650	$9,951	$—	$—		$23,601
Donald R. Rogers	$13,650	$9,951	$—	$—		$23,601
Leland M. Weinstein	$21,450	$9,951	$—	$—		$31,401

(1)
Does not include $31,250 paid to the former Chairman of the Board of Directors for Board service through the date of the 2009 annual meeting of shareholders and $224,250 paid upon termination of his Board service and fee agreement.

(2)
Represents the grant date fair value of shares of restricted stock granted to directors during 2009.

(3)
Represents the grant date fair value of option awards received during 2009. Please refer to note 13 to the Company's Consolidated Financial Statements for the year ended December 31, 2009 for a discussion of the assumptions used in calculating the grant date fair value.

(4)
At December 31, 2009, the non-employee directors had outstanding option awards, vested and unvested, to purchase shares of common stock as follows: Mr. Alperstein—2,943 shares; Mr. Dworken—3,575 shares; Mr. Goodman—8,225 shares; Mr. Gross—2,884 shares; Mr. Margolius—6,490 shares; Mr. Pincus—93,405 shares; Mr. Pozez—0 shares; Mr. Rogers—4,318 shares and Mr. Weinstein—10,432 shares.

(5)
Represents car allowance of $1,250 per month and $11,600 of payments to defer the cost of health and life insurance.

        During 2009, each non-employee director of the Company and Bank, other than Mr. Pincus, received an annual retainer of $5,000 in cash ($7,500 if a member of both the Company and Bank Board of Directors), plus a cash fee of $300 for each meeting attended of the Board of Directors of the Company, the Board of Directors of the Bank or a committee of the Board of the Company or the Bank ($400 per meeting of a committee if serving as chair of the committee). Commencing in March 2009, non-employee directors serving as the chair of a committee received an additional annual retainer of $1,000 to $3,000 per committee for such service. Additionally, in June 2009, each member of the Company Board of Directors, other than Mr. Paul and Mr. Pincus, was granted 1,284 shares of restricted stock, and each member of only the Bank Board of Directors was granted 855 shares of restricted stock. All of such restricted shares vest in three substantially equal installments, commencing on the first anniversary of the date of grant. In 2009, an aggregate of $166,000 in cash retainers and meeting fees were paid to members of the Board of Directors of the Company (other than Mr. Paul and Mr. Pincus) for service on the Board of Directors of the Company and Bank, and $87,300 was paid to members of only the Board of Directors of the Bank for such service. Additionally, an aggregate of $255,500 was paid to the former Chairman of the Board of the Company for service through the date of the 2009 annual meeting, and upon termination of his service, in accordance with the terms of his fee agreement.

        During 2010, non-employee directors, other than Mr. Pincus, are currently entitled to receive the same cash retainer and meeting fees.

        In connection with the acquisition of Fidelity, Mr. Pincus and the Bank entered into an agreement pursuant to which he is retained to serve as Vice Chairman of the Board of Directors of the Company and Bank. Under that agreement, Mr. Pincus receives an annual payment, $220,000 during 2009 and currently $280,000, subject to annual increase to reflect, at a minimum, the increase in the consumer price index, in lieu of all other cash fees for service on the Board of Directors. Mr. Pincus will also be eligible to receive incentive bonuses pursuant to Board approved plans, and to a car allowance of $1,250 per month, $800 per month as a health insurance allowance and $10,000 per year as a life insurance allowance. The agreement has a term extending until August 31, 2011, subject to automatic renewal for a one year term unless either party gives 60 days notice of nonrenewal. In the event of early termination of the agreement by the Bank without cause, or as a result of Mr. Pincus' death or disability, or as a result of nonrenewal by the Bank, Mr. Pincus (or his estate) would be entitled to receive continued payment of retainer compensation and car allowance for one year, subject to his continued compliance with the confidentiality, noncompete and nonsolicitation provisions of the agreement. The agreement provides that during the term and for a period of eighteen months after termination, Mr. Pincus will not in any capacity: (i) render any services to a bank or financial services business, including but not limited to any consumer savings, commercial banking, insurance or trust business, or a savings and loan or mortgage business, or other business in which the Bank has invested significant resources in anticipation of commencing, or to any person or entity that is attempting to form such a business if it operates any office, branch or other facility that is (or is proposed to be) located within a thirty-five mile radius of the location of any branch of the Company or Bank or their affiliates; or (ii) induce or attempt to induce any customers, suppliers, officers, employees, contractors, consultants, agents or representatives of, or any other person that has a business relationship with, the Company or Bank or their affiliates, to discontinue, terminate or reduce the extent of their relationship with such entity or to solicit any such customer for any competitive product or service, or otherwise solicit any customer or employee of the Company, or the Bank.

        Under the agreement, in the event that: (i) Mr. Pincus is terminated without cause after a change in control; (ii) his title, duties or position are materially reduced within twelve months after a change in control, without his consent, such that he would not have materially comparable compensation benefits and responsibilities, and not have his primary worksite moved more than twenty five miles, and such change is not cured within thirty days of notice of termination; or (iii) he voluntary terminates the agreement within the thirty day period following twelve months after a change in control, Mr. Pincus would be entitled to receive a lump sum payment equal to 2.99 times his highest rate of base compensation in effect within the twelve months prior to termination, subject to adjustment to avoid adverse tax consequences resulting from characterization of such payment for tax purposes as a "parachute payment." If Mr. Pincus were entitled to receive the termination benefits as of December 31, 2009, he would receive approximately $657,800.

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

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended(1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series A Preferred Stock(2)
3.3	Bylaws of the Company(3)
4	Warrant to Purchase Common Stock(4)
10.1	1998 Stock Option Plan(5)
10.2	Amended and Restated Employment Agreement between Martha Foulon-Tonat and the Bank(6)
10.3	Amended and Restated Employment Agreement between James H. Langmead and the Bank(7)
10.4	Amended and Restated Employment Agreement between Thomas D. Murphy and the Bank(8)
10.5	Amended and Restated Employment Agreement between Ronald D. Paul and the Company(9)
10.6	Amended and Restated Employment Agreement between Susan G. Riel and the Bank(10)
10.7	Fee Agreement between Robert P. Pincus and the Company(11)
10.8	2006 Stock Plan(12)
10.9	Amended and Restated Employment Agreement among Michael T. Flynn the Company and the Bank(14)
10.10	Amendment to Amended and Restated Employment Agreement among Michael T. Flynn the Company and the Bank(15)
10.11	Amended and Restated Employment Agreement between the Bank and Janice Williams(16)
10.12	2010 Senior Executive Incentive Plan [Redacted]
11	Statement Regarding Computation of Per Share Income
Please refer to Note 9 to the Consolidated Financial Statements for the year ended December 31, 2009.
21	Subsidiaries of the Registrant(13)
23	Consent of Stegman & Company

Exhibit No.	Description of Exhibit
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead
99.1	Certification of principal executive officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.(13)
99.2	Certification of principal financial officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.(13)

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

(11)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-150763)

(12)
Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-135072)

(13)
Incorporated by reference to exhibit of the same number to the initial filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2009

(14)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 8, 2008

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

EAGLE BANCORP, INC.
February 22, 2011	by:	/s/ RONALD D. PAUL Ronald D. Paul, Chairman, President and CEO