Form 10-Q
period 2011-03-31
EAGLE BANCORP INC
filed 2011-05-10
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
( X )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 5, 2011, the registrant had 19,812,212 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements

EAGLE BANCORP, INC.
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(dollars in thousands, except per share data)

	March 31,	December 31,
	2011	2010
Assets	(Unaudited)	(Audited)
Cash and due from banks	$22,768	$12,414
Federal funds sold	74,209	34,048
Interest bearing deposits with banks and other short-term investments	10,188	11,652
Investment securities available for sale, at fair value	228,507	228,048
Federal Reserve and Federal Home Loan Bank stock	10,406	9,528
Loans held for sale	12,459	80,571
Loans	1,790,084	1,675,500
Less allowance for credit losses	(25,582)	(24,754)
Loans, net	1,764,502	1,650,746
Premises and equipment, net	10,217	9,367
Deferred income taxes	14,302	14,471
Bank owned life insurance	13,443	13,342
Intangible assets, net	4,330	4,188
Other real estate owned	3,529	6,701
Other assets	17,408	14,294
Total Assets	$2,186,268	$2,089,370

Liabilities and Stockholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$402,041	$400,291
Interest bearing transaction	61,219	61,771
Savings and money market	780,386	737,071
Time, $100,000 or more	370,326	344,747
Other time	212,908	182,918
Total deposits	1,826,880	1,726,798
Customer repurchase agreements	89,753	97,584
Long-term borrowings	49,300	49,300
Other liabilities	10,216	10,972
Total liabilities	1,976,149	1,884,654

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized
1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 23,235 at each period, discount
of $554, and $601 respectively, net	22,629	22,582
Common stock, par value $.01 per share; shares authorized 50,000,000, shares
issued and outstanding 19,811,532 and 19,700,387, respectively	197	197
Warrant	946	946
Additional paid in capital	130,703	130,382
Retained earnings	53,349	48,551
Accumulated other comprehensive income	2,295	2,058
Total shareholders' equity	210,119	204,716
Total Liabilities and Shareholders' Equity	$2,186,268	$2,089,370

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2011 and 2010 (Unaudited)
 (dollars in thousands, except per share data)

	Three Months Ended
	March 31,
Interest Income	2011	2010
Interest and fees on loans	$24,615	$20,462
Interest and dividends on investment securities	1,620	1,977
Interest on balances with other banks and short-term investments	19	33
Interest on federal funds sold	42	36
Total interest income	26,296	22,508
Interest Expense
Interest on deposits	4,111	4,538
Interest on customer repurchase agreements	150	183
Interest on short-term borrowings	-	18
Interest on long-term borrowings	529	546
Total interest expense	4,790	5,285
Net Interest Income	21,506	17,223
Provision for Credit Losses	2,116	1,689
Net Interest Income After Provision For Credit Losses	19,390	15,534

Noninterest Income
Service charges on deposits	749	730
Gain on sale of loans	1,701	54
Increase in the cash surrender value of bank owned life insurance	101	110
Other income	382	328
Total noninterest income	2,933	1,222
Noninterest Expense
Salaries and employee benefits	7,311	5,675
Premises and equipment expenses	1,991	2,092
Marketing and advertising	234	247
Data processing	689	615
Legal, accounting and professional fees	1,136	574
FDIC insurance	743	634
Other expenses	2,209	1,626
Total noninterest expense	14,313	11,463
Income Before Income Tax Expense	8,010	5,293
Income Tax Expense	2,874	1,902
Net Income	5,136	3,391
Preferred Stock Dividends and Discount Accretion	320	320
Net Income Available to Common Shareholders	$4,816	$3,071

Earnings Per Common Share
Basic	$0.24	$0.16
Diluted	$0.24	$0.15

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Month Periods Ended March 31, 2011 and 2010 (Unaudited)
 (dollars in thousands, except per share data)

						Accumulated
						Other	Total
	Preferred	Common		Additional Paid	Retained	Comprehensive	Stockholders'
	Stock	Stock	Warrants	in Capital	Earnings	Income	Equity
Balance, January 1, 2011	$22,582	$197	$946	$130,382	$48,551	$2,058	$204,716
Comprehensive Income
Net Income					5,136		5,136
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						237	237
Total Comprehensive Income							5,373
Stock-based compensation				186			186
Exercise of options for 27,692 shares of common stock				88			88
Tax benefit on non-qualified options exercise				47			47
Preferred stock:
Preferred stock dividends					(291)		(291)
Discount accretion	47				(47)		-
Balance, March 31, 2011	$22,629	$197	$946	$130,703	$53,349	$2,295	$210,119

Balance, January 1, 2010	$22,612	$195	$946	$129,211	$33,024	$2,333	$188,321
Comprehensive Income
Net Income					3,391		3,391
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						819	819
Total Comprehensive Income							4,210
Stock-based compensation				154			154
Exercise of options for 24,090 shares of common stock		1		43			44
Tax benefit on non-qualified options exercise				42			42
Capital raise issuance cost				(16)			(16)
Preferred stock:
Preferred stock dividends					(290)		(290)
Discount accretion	(163)				163		-
Balance, March 31, 2010	$22,449	$196	$946	$129,434	$36,288	$3,152	$192,465

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2011 and 2010 (Unaudited)
 (dollars in thousands, except per share data)

	2011	2010
Cash Flows From Operating Activities:
Net income	$5,136	$3,391
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Provision for credit losses	2,116	1,689
Depreciation and amortization	575	712
Gains on sale of loans	(1,701)	(54)
Origination of loans held for sale	(81,049)	(8,315)
Proceeds from sale of loans held for sale	150,862	8,830
Net increase in cash surrender value of BOLI	(101)	(110)
Decrease deferred income taxes	169	546
Net loss on sale of other real estate owned	39	85
Stock-based compensation expense	186	154
Excess tax benefit from stock-based compensation	(47)	(42)
Increase in other assets	(2,877)	(1,479)
(Decrease) increase in other liabilities	(756)	377
Net cash provided by operating activities	72,552	5,784
Cash Flows From Investing Activities:
Decrease (increase) in interest bearing deposits with other banks
and short term investments	1,464	(57)
Purchases of available for sale investment securities	(8,325)	(27,535)
Proceeds from maturities of available for sale securities	7,866	9,022
Purchases of Federal Reserve and Federal Home Loan Bank stock	(878)	-
Net increase in loans	(117,971)	(29,175)
Proceeds from sale of other real estate owned	5,073	1,200
Bank premises and equipment acquired	(1,361)	(124)
Net cash used in investing activities	(114,132)	(46,669)
Cash Flows From Financing Activities:
Increase in deposits	100,082	16,665
(Decrease) increase in customer repurchase agreements and
federal funds purchased	(7,831)	7,047
Payment of dividends on preferred stock	(291)	(290)
Proceeds from exercise of stock options	88	44
Excess tax benefit from stock-based compensation	47	42
Net cash provided by financing activities	92,095	23,508
Net Increase (Decrease) In Cash and Cash Equivalents	50,515	(17,377)
Cash and Cash Equivalents at Beginning of Period	46,462	110,203
Cash and Cash Equivalents at End of Period	$96,977	$92,826
Supplemental Cash Flows Information:
Interest paid	$5,303	$6,154
Income taxes paid	$1,730	$72
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$1,645	$-

See notes to consolidated financial statements.

 EAGLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the “Company”), EagleBank (the “Bank”), Eagle Commercial Ventures, LLC (“ECV”), Eagle Insurance Services, LLC, and Bethesda Leasing, LLC, with all significant intercompany transactions eliminated.

The consolidated financial statements of the Company included herein are unaudited.  The consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2010 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland; Washington, D.C.; and Fairfax County, Northern Virginia. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank  is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan’s origination. The Bank offers its products and services through thirteen banking offices and various electronic capabilities, including remote deposit services. Eagle Commercial Ventures, LLC (“ECV”), a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects, where the primary financing is provided by the Bank or others.   These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of March 31, 2011 and December 31, 2010. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis and the unamortized amount of which  is included in other assets. This Excess Servicing Asset is being amortized on a straight line basis (with adjustment for prepayments) as an offset of servicing fees collected and is included in other noninterest income.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at a premium at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains related to its rate lock commitments due to changes in interest rates.

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

The entire amount of an impairment loss is recognized in earnings only when (1) the Company intends to sell the debt security, (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders’ equity as comprehensive income, net of deferred taxes.

Loans

Loans are stated at the principal amount outstanding, net of unamortized deferred costs and fees.  Interest income on loans is accrued at the contractual rate on the principal amount outstanding.  It is the Company’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful.  Deferred fees and costs on loans originated through October 2005 are being amortized on the straight line method over the term of the loan. Deferred fees and costs on loans originated subsequent to October 2005 are being amortized on the interest method over the term of the loan.  The difference between the straight line method and the interest method is considered immaterial.

Management considers loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are evaluated for impairment in accordance with the Company’s portfolio monitoring and ongoing risk assessment procedures.  Management considers the financial condition of the borrower, cash flow of the borrower, payment status of the loan, and the value of the collateral, if any, securing the loan. Generally, impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer type loans which loans are evaluated collectively for impairment and are generally placed on nonaccrual when the loan becomes 90 days past due as to principal or interest. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (ninety days or less) provided eventual collection of all amounts due is expected.  The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided solely by the collateral.  In appropriate circumstances, interest income on impaired loans may be recognized on the cash basis.

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in  AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2011 and 2010 (although normal interest income was recorded) and had one higher risk lending transaction outstanding as of March 31, 2011 and December 31, 2010, amounting to $1.3 million at the end of each period.

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

The components of the allowance for credit losses represent an estimation done pursuant to Accounting Standards Codification (“ASC”) Topic 450, “Contingencies,” or ASC Topic 310, “Receivables.” Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss may be incurred. For potential problem credits for which specific allowance amounts have not been determined, the Company establishes allowances according to the application of credit risk factors.  These factors are set by management and approved by the appropriate Board Committee to reflect its assessment of the relative level of risk inherent in each risk grade.  A third component of the allowance computation, termed a nonspecific or environmental factors allowance, is based upon management’s evaluation of various environmental conditions that are not directly measured in the determination of either the specific allowance or formula allowance.  Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of outside review consultants, and management’s judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Executive management reviews these environmental conditions quarterly, and documents the rationale for all changes.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are subject to impairment testing at least annually, or when events or changes in circumstances indicate the assets might be impaired.  Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.  The Company’s testing of potential goodwill impairment (which is required annually) at December 31, 2010, resulted in no impairment being recorded.

Customer Repurchase Agreements

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same securities.  Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets.  As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities.  The agreements are entered into primarily as accommodations for large commercial deposit customers.  The obligation to repurchase the securities is reflected as a liability in the Company’s Consolidated Statement of Condition, while the securities underlying the securities sold under agreements to repurchase remain in the respective assets accounts and are delivered to and held as collateral by third party trustees.

Marketing and Advertising

Marketing and advertising costs are generally expensed as incurred.

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. In certain cases, the recourse to the Bank to repurchase assets may exist but is deemed immaterial based on the specific facts and circumstances.

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

Stock-Based Compensation

 In accordance with ASC Topic 718, “Compensation,” the Company records as  compensation expense an amount equal to the amortization (over the remaining service period) of the fair value (computed at the date of option grant) of any outstanding fixed stock option grants and restricted stock awards which vest subsequent to December 31, 2005. Compensation expense on variable stock option grants (i.e. performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 6 for a description of stock-based compensation awards, activity and expense.

New Authoritative Accounting Guidance

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Corporation’s financial statements beginning on January 1, 2011. ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below.

ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected have a significant impact on the Company’s financial statements.

 2. Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2011, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services.  Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held. Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with six domestic correspondents as compensation for services they provide to the Bank.

3. Investment Securities Available for Sale

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$70,441	$971	$192	$71,220
Residential mortgage backed securities	104,373	2,761	444	106,690
Municipal bonds	49,423	1,209	425	50,207
Other equity investments	445	-	55	390
	$224,682	$4,941	$1,116	$228,507

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$67,288	$1,253	$143	$68,398
Residential mortgage backed securities	107,425	2,903	419	109,909
Municipal bonds	49,459	658	749	49,368
Other equity investments	445	-	72	373
	$224,617	$4,814	$1,383	$228,048

Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2011	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$17,622	$192	$-	$-	$17,622	$192
Residential mortgage backed securities	30,638	444	-	-	30,638	444
Municipal bonds	12,808	425	-	-	12,808	425
Other equity investments	-	-	123	55	123	55
	$61,068	$1,061	$123	$55	$61,191	$1,116

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$7,122	$143	$-	$-	$7,122	$143
Residential mortgage backed securities	31,605	419	-	-	31,605	419
Municipal bonds	21,874	749	-	-	21,874	749
Other equity investments	-	-	105	72	105	72
	$60,601	$1,311	$105	$72	$60,706	$1,383

The unrealized losses that exist are generally the result of changes in market interest rates and spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.8% of total investment securities, is relatively short at 3.7 years. The gross unrealized loss on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker “bulletin board” exchange. The estimated fair value is determined by broker quoted prices. The unrealized loss is deemed a result of generally weak valuations for many smaller community bank stocks. The individual banking company is profitable and has a satisfactory capital position. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2011 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity. In addition, at March 31, 2011, the Company held $10.4 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks which are required to be held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available for sale by contractual maturity are shown in the table below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. Government agency securities maturing:
One year or less	$850	$880	$-	$-
After one year through five years	66,745	67,523	60,175	61,398
After five years through ten years	2,846	2,817	7,113	7,000
Residential mortgage backed securities	104,373	106,690	107,425	109,909
Municipal bonds maturing:
Five years through ten years	9,868	10,145	7,250	7,356
After ten years	39,555	40,062	42,209	42,012
Other equity investments	445	390	445	373
	$224,682	$228,507	$224,617	$228,048

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2011 was $177.9 million. As of March 31, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of shareholders’ equity.

4.  Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan statistical area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at March 31, 2011 and December 31, 2010 are summarized by type as follows:

	March 31, 2011		December 31, 2010

(dollars in thousands)	Amount	%	Amount	%
Commercial	$443,251	25%	$411,744	26%
Investment - commercial real estate	671,859	37%	619,714	37%
Owner occupied - commercial real estate	226,321	13%	223,986	13%
Real estate mortgage - residential	19,661	1%	15,977	1%
Construction - commercial and residential (1)	334,661	19%	308,081	18%
Home equity	88,551	5%	89,885	5%
Other consumer	5,780	-	6,113	-
Total loans	1,790,084	100%	1,675,500	100%
Less: Allowance for Credit Losses	(25,582)		(24,754)
Net loans	$1,764,502		$1,650,746

(1) Includes loans for land acquisition and development.

Unamortized net deferred fees amounted to $5.2 million and $4.1 million at March 31, 2011 and December 31, 2010, of which $147 thousand and $484 thousand, at March 31, 2011 and December 31, 2010, respectively, represented net deferred costs on home equity loans.

As of March 31, 2011 and December 31, 2010, the Bank serviced $25.5 million and $28.1 million, respectively, of SBA loans participations which are not reflected as loan balances on the Consolidated Balance Sheets.

Loan Origination / Risk Management

The Bank’s goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include; carefully enforcing loan policies and procedures, evaluating each borrower’s business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

The composition of the Bank’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. At March 31, 2011, real estate commercial, real estate residential and real estate construction combined represented approximately 70% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Bank is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 25% of the loan portfolio at March 31, 2011 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans and the Section 7A lending program in particular, are subject to a maximum loan size established by the SBA.

Approximately 5% of the loan portfolio at March 31, 2011 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, ECV, which under its operating agreement conducts lending only to real estate projects, where the Company’s directors or lending officers have significant expertise. Such loans, which are made to finance projects (which may also be financed at the Bank level), may have higher risk characteristics than loans made by the Bank, such as lower priority interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loan transactions carry a standard rate of current interest, and may also earn additional interest based on a percentage of the profits of the underlying project.

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

All construction draw requests must be presented in writing on American Institute of Architects documents and certified by the contractor, the borrower and the borrower’s architect.  Each draw request shall also include the borrower’s soft cost breakdown certified by the borrower or its Chief Financial Officer.  Prior to an advance, the Bank or its contractor inspects the project to determine that the work has been completed, to justify the draw requisition.

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

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both investment and owner occupied projects. ADC loans amounted to $334.7 million at March 31, 2011.  ADC loans containing loan funded interest reserves represent approximately 26% of the outstanding ADC loan portfolio at March 31, 2011.  The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection.  When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan.  The Company does not significantly utilize interest reserves in other loan products.  The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan.  In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following table details activity in the allowance for credit losses by portfolio segment for the period ended March 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Investment	Owner occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
For the Period Ended March 31, 2011
Allowance for credit losses:
Balance at beginning of period	$8,630	$6,668	$2,064	$115	$5,745	$1,441	$91	$24,754
Loans charged-off	(686)	(32)	-	-	(741)	-	-	(1,459)
Recoveries of loans previously charged-off	3	-	-	-	167	1	-	171
Net loan charged-off	(683)	(32)	-	-	(574)	1	-	(1,288)
Provision for credit losses	606	21	125	46	1,307	10	1	2,116
Balance at end of period	$8,553	$6,657	$2,189	$161	$6,478	$1,452	$92	$25,582
For the Period Ended March 31, 2011
Allowance for credit losses:
Individually evaluated for impairment	$2,404	$613	$165	$-	$1,045	$135	$-	$4,362
Collectively evaluated for impairment	6,149	6,044	2,024	161	5,433	1,317	92	21,220
Total	$8,553	$6,657	$2,189	$161	$6,478	$1,452	$92	$25,582
Recorded investment in loans:
Individually evaluated for impairment	$21,153	$9,193	$3,966	$-	$21,582	$284	$-	$56,178
Collectively evaluated for impairment	422,098	662,666	222,355	19,661	313,079	88,267	5,780	1,733,906
Total	$443,251	$671,859	$226,321	$19,661	$334,661	$88,551	$5,780	$1,790,084

At March 31, 2011, the nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) have a carrying value of $5.0 million and an unpaid principal balance of $14.6 million and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

Credit Quality Indicators

The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company's primary credit quality indicators are to use an internal credit risk rating system that categorizes loans into pass, watch, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes which comprise the consumer portfolio segment.

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

Watch:
Loan paying as agreed with generally acceptable asset quality; however Borrower’s performance has not met expectations.  Balance sheet and/or income statement has shown deterioration to the point that the company could not sustain any further setbacks.  Credit is expected to be strengthened through improved company performance and/or additional collateral within a reasonable period of time.

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

Classified:
Classified (a) Substandard - Loans inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans classified substandard.

Classified (b) Doubtful - Loans that have all the weaknesses inherent in a loan classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of March 31, 2011.

					Total
(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Loans
Commercial	$398,494	$23,604	$20,268	$885	$443,251
Investment - commercial real estate	651,086	11,580	9,193	-	671,859
Owner occupied - commercial real estate	214,503	7,852	3,966	-	226,321
Real estate mortgage – residential	19,661	-	-	-	19,661
Construction - commercial and residential	299,929	13,150	21,582	-	334,661
Home equity	88,267	-	284	-	88,551
Other consumer	5,780	-	-	-	5,780
Total	$1,677,720	$56,186	$55,293	$885	$1,790,084

Nonaccrual and Past Due Loans

 Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following presents by class of loan, information related to nonaccrual loans as of the periods ended March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011	December 31, 2010

Commercial	$5,732	$5,137
Investment - commercial real estate	4,024	3,913
Owner occupied - commercial real estate	295	-
Real estate mortgage - residential	1,310	760
Construction - commercial and residential	21,520	14,645
Home equity	296	297
Other consumer	-	535
Total nonperforming loans (1)(2)	$33,177	$25,287

(1)	Excludes TDRs returned to performing status totaling $3.1 million at March 31, 2011. These loans havedemonstrated a period of a least six months of performance under the modified terms.

(2)
Gross interest income that would have been recorded in 2011 if nonaccrual loans  shown above had beencurrent and in accordance with their original terms was $649 thousand, no  interest was recorded on such loans. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

The following table presents by class, an aging analysis and the recorded investments in loans past due as of March 31, 2011:

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans

Commercial	$2,094	$3,295	$5,732	$11,121	$432,130	$443,251
Investment - commercial real estate	4,298	3,704	5,149	13,151	658,708	671,859
Owner occupied - commercial real estate	256	-	295	551	225,770	226,321
Real estate mortgage – residential	107	-	1,310	1,417	18,244	19,661
Construction - commercial and residential	1,000	10,171	20,395	31,566	303,095	334,661
Home equity	297	423	296	1,016	87,535	88,551
Other consumer	91	9	-	100	5,680	5,780
Total	$8,143	$17,602	$33,177	$58,922	$1,731,162	$1,790,084

Impaired Loans

 Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

The following table presents by class, information related to impaired loans for the periods ended March 31, 2011 and December 31, 2010:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Commercial	$5,732	$1,998	$2,000	$3,998	$1,734	$5,434	$-
Investment - commercial real estate	7,292	4,386	2,163	6,549	743	7,237	-
Owner occupied - commercial	295	-	230	230	65	148	-
Real estate mortgage – residential	1,310	1,310	-	1,310	-	1,035	-
Construction - commercial and residential	21,395	6,595	13,805	20,400	995	18,225	-
Home equity	296	12	149	161	135	297	-
Other consumer	-	-	-	-	-	-	-
Total impaired loans at March 31, 2011	$36,320	$14,301	$18,347	$32,648	$3,672	$32,376	$-

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Commercial	$5,136	$1,527	$1,995	$3,522	$1,615	$4,480	$131
Investment - commercial real estate	7,182	2,156	2,188	4,344	695	3,736	87
Owner occupied - commercial	-	-	-	-	-	263	-
Real estate mortgage – residential	760	760	-	760	-	510	23
Construction - commercial and residential	15,055	7,775	5,206	12,981	1,075	19,147	136
Home equity	297	112	100	212	85	170	13
Other consumer	-	-	-	-	-	4,253	-
Total impaired loans at December 31, 2010	$28,430	$12,330	$9,489	$21,819	$3,470	$32,559	$390

5. Net Income per Common Share

The calculation of net income per common share for the three months ended March 31 was as follows:

	Three Months Ended
	March 31,
(dollars and shares in thousands)	2011	2010
Basic:
Net income available to common shareholders	$4,816	$3,071
Average common shares outstanding	19,717	19,609
Basic net income per common share	$0.24	$0.16

Diluted:
Net income available to common shareholders	$4,816	$3,071
Average common shares outstanding	19,717	19,609
Adjustment for common share equivalents	498	342
Average common shares outstanding-diluted	20,215	19,951
Diluted net income per common share	$0.24	$0.15

Anti-dilutive shares	218,647	469,961

6. Stock-Based Compensation

The Company maintains the 1998 Stock Option Plan (“1998 Plan”) and the 2006 Stock Plan (“2006 Plan”), and, in connection with the acquisition of Fidelity and its subsidiary Fidelity & Trust Bank (F&T Bank”), assumed the Fidelity 2004 Long Term Incentive Plan and 2005 Long Term Incentive Plan (the “Fidelity Plans”). No additional options may be granted under the 1998 Plan or the Fidelity Plans.

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

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares at the date of grant. For awards that are performance based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance based awards are outstanding at March 31, 2011.

In February 2011, the Company awarded 17,302 shares of restricted stock to employees.  The shares vest in five substantially equal installments beginning on the date of grant.

In March 2011, the Company awarded 78,860 shares of restricted stock to senior officers and to a Director. The Company awarded 63,075 shares that vest 100% upon the later of the date of repayment in full of all financial assistance received by the Company under the Troubled Asset Relief Program Capital Purchase Program (the “Capital Purchase Program”) or March 29, 2013. The remaining 15,785 shares vest 60% upon the second anniversary of the date of grant and 20% on the third and fourth anniversaries of the date of grant or upon the later date of repayment in full of all financial assistance received by the Company under the Capital Purchase Program.

Below is a summary of changes in shares under option pursuant to our equity compensation plans for the three months ended March 31, 2011, and 2010. The information excludes restricted stock units and awards.

	Three Months Ended March 31,
	2011		2010
		Weighted-Average Grant Date Fair		Weighted-Average Grant Date Fair
	Shares	Value	Shares	Value

Beginning Balance	994,196	$2.77	1,218,831	$2.59
Issued	-	-	-	-
Exercised	(17,814)	2.06	(14,112)	1.39
Forfeited	-	-	(566)	2.13
Expired	(6,615)	3.47	(22,648)	2.59
Ending Balance	969,767	2.77	1,181,505	2.61

The following summarizes information about stock options outstanding at March 31, 2011. The information excludes restricted stock units and awards.

Outstanding:			Weighted-Average
Range of	Stock Options	Weighted-Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$3.27 - $8.10	399,844	$ 6.38	5.77
$8.11 - $11.07	245,164	10.15	3.18
$11.08 - $15.43	211,576	12.72	2.94
$15.44 - $26.86	113,183	22.66	4.67
	969,767	10.62	4.37

Exercisable:
Range of	Stock Options	Weighted-Average
Exercise Prices	Exercisable	Exercise Price
$3.27 - $8.10	208,097	$ 6.42
$8.11 - $11.07	239,288	10.17
$11.08 - $15.43	179,076	12.86
$15.44 - $26.86	104,626	23.12
	731,087	11.61

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the three months ended March 31, 2011 and the years ended December 31, 2010, and 2009.

	Three Months Ended	Year Ended	Year Ended
	March 31, 2011	2010	2009
Expected Volatility	-	44.4% - 44.4%	25.9% - 58.0%
Weighted-Average Volatility	-	44.44%	26.74%
Expected Dividends	-	0.0%	0.0%
Expected Term (In years)	-	8.5	3.5 - 8.5
Risk-Free Rate	-	1.01%	0.84%
Weighted-Average Fair Value (Grant date)	-	$ 6.23	$ 2.06

The expected lives are based on the “simplified” method allowed by ASC Topic 718“Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options was $4.4 million at March 31, 2011. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $157 thousand and $109 thousand, respectively. The total fair value of stock options vested was $129 thousand and $348 thousand for the three months ended March 31, 2011 and 2010, respectively.

The Company recognized $186 thousand and $154 thousand in stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively, which is included in salaries and employee benefits. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock based compensation expense related to all stock-based awards totaled $1.4 million at March 31, 2011. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.88 years.

The Company has restricted stock awards 197,750 shares outstanding under the 2006 Plan at March 31, 2011.  Unrecognized stock based compensation expense related to restricted stock awards totaled $872 thousand at March 31, 2011. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.63 years.  The following table summarizes the unvested restricted stock awards and units outstanding at March 31, 2011 and 2010:

	March 31, 2011
	Restricted Stock Units		Restricted Stock Awards
		Weighted-Average Grant Date Fair		Weighted-Average Grant Date Fair
	Shares	Value	Shares	Value

Unvested at Beginning	-	$-	114,463	$9.20
Issued	-	-	96,162	13.91
Forfeited	-	-	-	-
Vested	-	-	(12,875)	9.36
Unvested at End	-	$-	197,750	$11.48

	March 31, 2010
	Restricted Stock Units		Restricted Stock Awards
		Weighted-Average Grant Date Fair		Weighted-Average Grant Date Fair
	Shares	Value	Shares	Value

Unvested at Beginning	7,642	$15.21	49,585	$6.88
Issued	-	-	81,600	10.35
Forfeited	(3,817)	15.21	(116)	10.35
Vested	(3,825)	15.21	(9,623)	7.79
Unvested at End	-	$15.21	121,446	$9.13

7.  Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2011
Investment securities available for sale:
U. S. Government agency securities	$-	$71,220	$-	$71,220
Residential mortgage backed securities	-	106,690	-	106,690
Municipal bonds	-	50,207	-	50,207
Other equity investments	123	-	267	390
Residential mortgage loans held for sale	-	12,459	-	12,459
Total assets measured at fair value on
a recurring basis as of March 31, 2011	$123	$240,576	$267	$240,966

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2010
Investment securities available for sale:
U. S. Government agency securities	$-	$68,398	$-	$68,398
Residential mortgage backed securities	-	109,909	-	109,909
Municipal bonds	-	49,368	-	49,368
Other equity investments	106	-	267	373
Residential mortgage loans held for sale	-	80,571	-	80,571
Total assets measured at fair value on
a recurring basis as of December 31, 2010	$106	$308,246	$267	$308,619

Investment Securities Available-for-sale

Investment securities available-for-sale is recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.

Level 2 securities include US government agency debt securities, mortgage backed securities issued by government sponsored entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets.

The Company’s residential loans held for sale are reported on an aggregate basis at the lower of cost or fair value.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

(dollars in thousands)	March 31, 2011	December 31, 2010
Balance, beginning of period	$267	$258
Total realized and unrealized gains and losses:
Included in net income	-	-
Included in other comprehensive income	-	1
Purchases, issuances and settlements	-	8
Transfers in and/or out of Level 3	-	-
Balance, end of period	$267	$267

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2011
Impaired loans:
Commercial	$-	$1,105	$4,627	$5,732
Investment - commercial real estate	-	3,244	1,905	5,149
Owner occupied - commercial real estate	-	295	-	295
Real estate mortgage - residential	-	1,310	-	1,310
Construction - commercial and residential	-	14,160	6,235	20,395
Home equity	-	-	296	296
Other real estate owned	-	2,879	650	3,529
Total assets measured at fair value on
a nonrecurring basis as of March 31, 2011	$-	$22,993	$13,713	$36,706

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2010
Impaired loans:
Commercial	$-	$1,715	$3,422	$5,137
Investment - commercial real estate	-	1,713	2,200	3,913
Owner occupied - commercial real estate	-	-	-	-
Real estate mortgage - residential	-	260	500	760
Construction - commercial and residential	-	8,661	5,984	14,645
Home equity	-	185	112	297
Other consumer	-	535	-	535
Other real estate owned	-	6,051	650	6,701
Total assets measured at fair value on
a nonrecurring basis as of December 31, 2010	$-	$19,120	$12,868	$31,988

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables,” the fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Federal Reserve and Federal Home Loan Bank stock: The carrying amount approximates the fair values at the reporting date.

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

Customer repurchase agreements and federal funds purchased: The carrying amount approximates the fair values at the reporting date.

Borrowings: The carrying amount for variable rate borrowings approximates the fair values at the reporting date. The fair value of fixed rate Federal Home Loan Bank advances and the subordinated notes are estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms. The fair value of variable rate Federal Home Loan Bank advances is estimated to be carrying value since these liabilities are based on a spread to a current pricing index.

Off-balance sheet items: Management has reviewed the unfunded portion of commitments to extend credit, as well as standby and other letters of credit, and has determined that the fair value of such instruments is equal to the fee, if any, collected and unamortized for the commitment made.

The estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and due from banks	$22,768	$22,768	$12,414	$12,414
Federal funds sold	74,209	74,209	34,048	34,048
Interest bearing deposits with other banks	10,188	10,188	11,652	11,652
Investment securities	228,507	228,507	228,048	228,048
Federal Reserve and Federal Home Loan Bank stock	10,406	10,406	9,528	9,528
Loans held for sale	12,459	12,459	80,571	80,571
Loans	1,790,084	1,785,252	1,675,500	1,680,569
Other earning assets	13,443	13,443	13,342	13,342

Liabilities
Noninterest bearing deposits	402,041	402,041	400,291	400,291
Interest bearing deposits	1,424,839	1,424,382	1,326,507	1,331,070
Borrowings	139,053	140,700	146,884	149,331

8. Shareholders’ Equity

On December 5, 2008, the Company entered into and consummated a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued 38,235 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $38,235,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. On December 23, 2009, the Company redeemed 15,000 shares of Series A Preferred Stock for an aggregate redemption price of $15,079,166, including accrued but unpaid dividends on the shares.  Following the repurchase, 23,235 shares of Series A Preferred Stock remain outstanding, held by the Treasury. The Company accrued dividends on the preferred stock and recognized discount accretion totaling $320 thousand for the three months ended March 31, 2011  reducing net income available to common shareholders to $4.8 million ($0.24 per basic and diluted common share).

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phases.  These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of thirteen offices including seven offices serving Montgomery County, Maryland, five offices in the District of Columbia and one office in Fairfax County, Virginia. Our newest office in the District of Columbia, located in the Gallery Place area adjacent to the Verizon Center in downtown Washington, D.C., opened January 24, 2011. The Company has announced two new offices in Northern Virginia projected to open in the third quarter of 2011.

The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the service area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Company serves. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans.  The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under firm commitments by the investors to purchase the loans subject to compliance with pre-established investor criteria.  The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan’s origination. Bethesda Leasing, LLC, a subsidiary of the Company holds title to and manages Other Real Estate Owned (“OREO”) assets.  Eagle Insurance Services, LLC, a subsidiary of the Bank markets insurance products and services through an arrangement with a third party insurance broker. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects, while the primary financing is provided by the Bank or others. This lending involves higher levels of risk, together with commensurate expected returns.

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

The Company follows the provisions of ASC Topic 718, “Compensation,” which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock, and performance based shares.  This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company’s practice is to utilize reasonable and supportable assumptions.

In accounting for the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”) and Fidelity & Trust Bank (“F&T Bank”), the Company followed the provisions of ASC Topic 805 “Business Combinations,” which mandates the use of the purchase method of accounting and ASC Topic - 310, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  Accordingly, the tangible assets and liabilities and identifiable intangibles acquired were recorded at their respective fair values on the date of acquisition, with any impaired loans acquired being recorded at fair value outside the allowance for credit losses. The valuation of the loan and time deposit portfolios acquired were made by independent analysis for the difference between the instruments stated interest rates and the instruments current origination interest rate, with premiums and discounts being amortized to interest income and interest expense to achieve an effective market interest rate. An identified intangible asset related to core deposits was recorded based on independent valuation. Deferred tax assets were recorded for the future value of a net operating loss and for the tax effect of timing differences between the accounting and tax basis of assets and liabilities. The Company recorded an unidentified intangible (goodwill) for the excess of the purchase price of the acquisition (including direct acquisition costs) over the fair value of net tangible and identifiable intangible assets acquired.

RESULTS OF OPERATIONS

Earnings Summary

For the three months ended March 31, 2011 the Company’s net income was $5.1 million, a 51% increase over the $3.4 million for the same three months in 2010. Net income available to common shareholders increased 57% to $4.8 million ($0.24 per basic and diluted common share) for the quarter ended March 31, 2011, compared to $3.1 million ($0.16 per basic common share and $0.15 per diluted common share) for the quarter ended March 31, 2010.

The increase in net income for the three months ended March 31, 2011 can be attributed primarily to an increase in net interest income of 25% as compared to the same period in 2010.  Net interest income growth was due to both growth in average earning assets of 18% for the three months ended March 31, 2011 as compared to 2010 and to expansion of the net interest margin.

For the three months ended March 31, 2011, the Company had an annualized return on average assets of 0.98% and an annualized return on average common equity of 10.49%, as compared to annualized returns on average assets and average common equity of 0.76% and 7.38%, respectively,  for the same period in 2010.

The Company’s earnings are largely dependent on net interest income, which represented 88% of total revenue (i.e. net interest income plus noninterest income) for the three months ended March 31, 2011 compared to 93% for the same period in 2010.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets increased from 3.98% for the three months ended March 31, 2010 to 4.23% for the three months ended March 31, 2011. The higher margin in the first three months of 2011 as compared to the same period of 2010 was due to lower funding costs for both deposits and borrowings more than offsetting declines in earning asset yields.  Higher average federal funds sold during the three months ended March 31, 2011, as compared to the same period ended in 2010, contributed to the lower earning asset yields, as did lower yields on investment securities, due to lower market interest rates. The benefit of noninterest sources funding earning assets declined by 4 basis points to 35 basis points for the three months ended March 31, 2011 as compared to 39 basis points for the same period in 2010, which effect was due to lower market interest rates in the current period as compared to 2010. Additionally, while the average yield on earning assets for the three months ended March 31, 2011, as compared to the same period in 2010 decreased by 3 basis points from 5.20% to 5.17%, the cost of interest bearing liabilities decreased by 32 basis points from 1.61% to 1.29%, resulting in a net interest spread of 3.88% for the three months ended March 31, 2011, as compared to 3.59% for the same period in 2010, an increase of 29 basis points. The combination of a 29 basis point increase in the net interest spread and a 4 basis point decline in the value of noninterest sources resulted in the 25 basis point increase in the net interest margin.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have declined. This factor has been significant to overall earnings performance over the past twelve months as net interest income (at 88%) represents the most significant component of the Company’s revenues.

Due to favorable core deposit growth over the past twelve months, the need to meet loan funding objectives has not required significant use of alternative funding sources, such as Federal Home Loan Bank (“FHLB”) advances, correspondent bank lines of credit or brokered time deposits.  The major component of the growth in core deposits has been growth in money market accounts originally promoted through advertisements, but which is currently being promoted primarily through direct sales efforts by the business development staff and growth in noninterest deposits primarily as a result of effectively building new and enhanced client relationships.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 80% of average earning assets in the first three months of 2010 to 83% of average earning assets for the same period of 2011. The increase in average loans as a percentage of average earning assets is due to the growth in the loan portfolio and a decrease in the average securities portfolio resulting from higher levels of growth in average loans as compared to average deposits over the past twelve months. In the first three months of 2011, average loans, excluding loans held for sale, increased $308 million, a 22% increase, and average deposits increased by $292 million, a 20% increase as compared to the same period in 2010.  The increase in average loans in 2011 as compared to 2010 is primarily attributable to growth in loans on investment - commercial real estate and construction – commercial and residential. The increase in average deposits in 2011 as compared to 2010 is primarily attributable to money market deposits and time deposits. Investment securities for the first three months of 2011 amounted to 12% of average earning assets, a decrease of 3% from an average of 15% for the same period in 2010. Federal funds sold averaged 4% of average earning assets in the first three months of 2011 and 2010.

The provision for credit losses was $2.1 million for the first three months of 2011 as compared to $1.7 million in 2010. The higher provisioning in 2011 as compared to 2010 is attributable to substantially higher amounts of loan growth in the first three months of 2011 compared to the same period in 2010, $114.6 million as compared to $27.9 million. For the three months ended March 31, 2011, net charge-offs totaled $1.3 million (0.30% of average loans) compared to $1.3 million (0.36% of average loans) for the three months ended March 31, 2010. Net charge-

offs in the three months ended March 31, 2011 were attributable to charge-offs of construction loans ($574 thousand), commercial real estate loans ($32 thousand), commercial and industrial loans ($335 thousand), and the unguaranteed portion of SBA loans ($347 thousand).

At March 31, 2011, the allowance for credit losses represented 1.43% of loans outstanding, as compared to 1.47% at March 31, 2010, 1.48% at December 31, 2010, and 1.45% at September 30, 2010. The allowance for credit losses was 77% of nonperforming loans at March 31, 2011, as compared to 100% at March 31, 2010, and 98% at December 31, 2010.  The level of nonperforming loans was impacted by the addition of one commercial real estate loan in the amount of $12 million placed on nonaccrual in the first quarter of 2011.  This combination of factors caused the level of allowance for credit losses relative to nonperforming loans to decline.

Total noninterest income for the three months ended March 31, 2011 increased 140% to $2.9 million from $1.2 million for the three months ended March 31, 2010. This increase was due primarily to an increase of $1.6 million in gains realized on the sale of residential mortgage loans and SBA loans. Gains on the sale of residential mortgages increased $1.5 million while gains on the sales of SBA loans increased $100 thousand. Also contributing to the increase in noninterest income in 2011 compared to 2010 was an increase of $19 thousand in service fees and a $54 thousand increase in other income.

Total noninterest expenses were $14.3 million for the three months ended March 31, 2011, as compared to $11.5 million for the three months ended March 31, 2010, a 25% increase.  Higher costs were incurred for salaries and benefits of $1.6 million, reflecting in large part the expansion of the residential mortgage banking division, other expenses of $583 thousand, legal, accounting and professional fees of $562 thousand, FDIC insurance of $109 thousand, and data processing of $74 thousand, offset by decreases in premises and equipment expenses of $101 thousand and marketing and advertising of $13 thousand. Premises and equipment expenses for the first three months of 2011 was positively impacted by the consolidation of two branches in 2010. The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 58.57% for the first quarter of 2011, as compared to 62.15% for the first quarter of 2010, as the Company has enhanced its productivity. Cost control remains a key operating objective of the Company.

The ratio of common equity to total assets decreased from 9.28% at March 31, 2010 to 8.58% at March 31, 2011 due to an increase in balance sheet leverage.  As discussed below, the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

Net interest income for the first three months of 2011 increased 25% to $21.5 million compared to $17.2 million for the first three months of 2010. For the three months ended March 31, 2011, the net interest margin was 4.23% as compared to 3.98% for the three months ended March 31, 2010, an increase of 25 basis points. The higher margin for the first three months of 2011 as compared to the same period of 2010 was due to lower funding costs for both deposits and borrowings more than offsetting declines in earning asset yields. The Company believes its net interest margin remains favorable to peer banking companies.

The Company’s net interest margin for the quarter ended March 31, 2011 increased to 4.23% as compared to a 4.18% net interest margin for the fourth quarter of 2010, as earning asset yields increased by 6 basis points, the cost of interest bearing liabilities increased by 1 basis point and the value of noninterest bearing sources remained the same at 35 basis points.

The table below presents the average balances and rates of the various categories of the Company’s assets and liabilities for the three months ended March 31, 2011 and 2010.  Included in the tables is a measurement of interest rate spread and margin.  Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$10,395	$19	0.74%	$7,558	$33	1.77%
Loans held for sale (1)	19,532	206	4.28%	1,204	15	5.05%
Loans (1) (2)	1,713,854	24,409	5.78%	1,405,700	20,447	5.90%
Investment securities available for sale (1)	237,579	1,620	2.77%	269,437	1,977	2.98%
Federal funds sold	82,197	42	0.21%	70,090	36	0.21%
Total interest earning assets	2,063,557	26,296	5.17%	1,753,989	22,508	5.20%

Total noninterest earning assets	83,998			82,214
Less: allowance for credit losses	24,878			20,820
Total noninterest earning assets	59,120			61,394
TOTAL ASSETS	$2,122,677			$1,815,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$61,479	$63	0.42%	$50,557	$33	0.26%
Savings and money market	754,699	1,909	1.03%	625,639	2,085	1.35%
Time deposits	550,004	2,139	1.58%	507,089	2,420	1.94%
Total interest bearing deposits	1,366,182	4,111	1.22%	1,183,285	4,538	1.56%
Customer repurchase agreements	91,156	150	0.67%	87,338	183	0.85%
Other short-term borrowings	-	-	0.00%	10,000	18	0.73%
Long-term borrowings	49,300	529	4.35%	49,300	546	4.49%
Total interest bearing liabilities	1,506,638	4,790	1.29%	1,329,923	5,285	1.61%

Noninterest bearing liabilities:
Noninterest bearing demand	398,191			288,776
Other liabilities	9,015			5,291
Total noninterest bearing liabilities	407,206			294,067

Stockholders’ equity	208,833			191,393
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,122,677			$1,815,383

Net interest income		$21,506			$17,223
Net interest spread			3.88%			3.59%
Net interest margin			4.23%			3.98%

(1)	Interest and fees on loans and investments exclude tax equivalent adjustments.
(2)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $760 thousandand $536 thousand for the three months ended March 31, 2011 and 2010, respectively.

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

During the first three months of 2011, the allowance for credit losses increased $828 thousand, reflecting $2.1 million in provision for credit losses and $1.3 million in net charge-offs during the period. The provision for credit losses was $2.1 million for the first three months of 2011 as compared to $1.7 million in 2010. The higher provisioning in 2011 as compared to 2010 is attributable to substantially higher amounts of loan growth in the first three months of 2011 compared to 2010.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended
(dollars in thousands)	March 31,
	2011	2010
Balance at beginning of year	$24,754	$20,619
Charge-offs:
Commercial (1)	686	761
Investment - commercial real estate	32	-
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	-
Construction - commercial and residential	741	500
Home equity	-	-
Other consumer	-	4
Total charge-offs	1,459	1,265

Recoveries:
Commercial (1)	4	2
Investment - commercial real estate	-	-
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	-
Construction - commercial and residential	166	-
Home equity	1	-
Other consumer	-	-
Total recoveries	171	2
Net charge-offs	1,288	1,263

Additions charged to operations	2,116	1,689
Balance at end of period	$25,582	$21,045

Annualized ratio of net charge-offs during the period
to average loans outstanding during the period	0.30%	0.36%

(1)	Includes SBA loans.

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2011		December 31, 2010
(dollars in thousands)
	Amount	% (1)	Amount	% (1)
Commercial	$8,553	25%	$8,630	26%
Investment - commercial real estate	6,657	37%	6,668	37%
Owner occupied - commercial real estate	2,189	13%	2,064	13%
Real estate mortgage - residential	161	1%	115	1%
Construction - commercial and residential	6,478	19%	5,745	18%
Home equity	1,452	5%	1,441	5%
Other consumer	92	-	91	-
Unallocated	-	-	-	-
Total loans	$25,582	100%	$24,754	100%

(1)	Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, the non-performing portion of troubled debt restructurings  and other real estate owned, totaled $36.7 million, at March 31, 2011, representing 1.68% of total assets, were higher than the $32.0  million of nonperforming assets or 1.53% of total assets, at December 31, 2010 and were higher than the $24.9 million of nonperforming assets or 1.63% of total assets, at March 31, 2010. The Company had no accruing loans 90 days or more past due at March 31, 2011, March 31, 2010 or December 31, 2010. One large commercial real estate loan amounting to $12.0 million was placed on nonaccrual in the first quarter of 2011. Management believes the loan is well secured and anticipates no loss of principal. Other nonperforming assets amounting to $7.3 million were resolved in the quarter ending March 31, 2011, including a $3.2 million reduction in OREO. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.43% of total loans at March 31, 2011 is adequate to absorb potential credit losses within the loan portfolio at that date.

Included in nonperforming assets at March 31, 2011 were $3.5 million of OREO, consisting of ten foreclosed properties. The Company had eleven foreclosed properties with a net carrying value of $6.7 million at December 31, 2010 and ten foreclosed properties with a net carrying value of $3.9 million at March 31, 2010.  OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first three months of 2011, two foreclosed properties with a net carrying value of $4.0 million were sold for a net loss of $39 thousand.

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

Valuation allowances for those loans determined to be impaired are evaluated in accordance with ASC Topic 310—“Receivables,” and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan is determined by current appraised value less estimated costs to sell the underlying collateral, which may be adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi unit real estate project may indicate the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans are updated on a not less than annual basis.

Loans are considered to have been modified in a TDR when due to a borrower's financial difficulties the Company makes concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDR's as the accommodation of a borrower's request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example, (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had two TDR’s at March 31, 2011 totaling approximately $4.4 million, $3.1 million of which was performing under modified terms at March 31, 2011. These loans have demonstrated a period of at least six months of performance under the modified terms.

Total nonperforming loans amounted to $33.2 million at March 31, 2011 (1.85% of total loans), compared to $25.3 million at December 31, 2010 (1.51% of total loans) and $20.1 million at March 31, 2010 (1.47% of total loans).  The increase in the ratio of nonperforming loans to total loans at March 31, 2011 as compared to March 31, 2010, and the decline in the ratio of the allowance for loan losses to nonperforming loans between those periods, is due to one large commercial real estate loan amounting to $12.0 million, on which no principal loss is anticipated, that was placed on nonaccrual in the first quarter of 2011.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,		December 31,
(dollars in thousands)	2011	2010	2010
Nonaccrual Loans:
Commercial	$5,732	$4,373	$5,137
Investment - commercial real estate	3,942	2,331	3,831
Owner occupied - commercial real estate	295	1,191	-
Real estate mortgage - residential	1,310	-	760
Construction - commercial and residential	20,313	13,080	13,438
Home equity	296	-	297
Other consumer	-	2	535
Accrual loans-past due 90 days:
Commercial	-	-	-
Other consumer	-	-	-
Real estate - commercial	-	-	-
Restructured loans (1)	1,289	-	1,289
Total nonperforming loans	33,177	20,977	25,287
Other real estate owned	3,529	3,906	6,701
Total nonperforming assets	$36,706	$24,883	$31,988

Coverage ratio, allowance for credit losses to total nonperforming loans	77.11%	100.33%	97.89%
Ratio of nonperforming loans to total loans	1.85%	1.47%	1.51%
Ratio of nonperforming assets to total assets	1.68%	1.36%	1.53%

(1)	Excludes TDRs returned to performing status totaling $3.1 million at March 31, 2011. These loans havedemonstrated a period of at least six months of performance under the modified terms.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At March 31, 2011, there were $24.3 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $24.3 million in potential problem loans at March 31, 2011, compared to $36.5 million at December 31, 2010, and $32.4 million at March 31, 2010.   The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See Allowance for Loan Credit Losses for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the three months ended March 31, 2011 increased to $2.9 million from $1.2 million for the three months ended March 31, 2010, a 140% increase. This increase was due primarily to $1.6 million in gains realized on the sale of loans. Also contributing to the increase in noninterest income in 2011 compared to 2010 was an increase of $19 thousand in service fees and a $54 thousand increase in other income.

For the three months ended March 31, 2011, service charges on deposit accounts increased from $730 thousand to $749 thousand compared to the same period in 2010, an increase of 3%. The increase for the three month period was due to the impact of lower market interest rates on customer earnings credits and increased deposit activity charges.

Gain on sale of loans consists of gains on sale of the guaranteed portion of SBA loans, and gain on sale of residential mortgage loans originated for sale. For the three months ended March 31, 2011 gain on sale of loans increased from $54 thousand to $1.7 million, compared to the same period in 2010.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $1.6 million for the three months ended March 31, 2011 compared to $38 thousand in the same period in 2010, due to expansion of the residential mortgage origination and sales division in the second quarter of 2010. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases.  There have been no repurchases due to fraud or payment defaults.  The reserve amounted to $94 thousand at March 31, 2011 and is included in Other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $116 thousand for the three months ended March 31, 2011 compared to $16 thousand for the same period in 2010. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. Beginning in 2010, the Company’s earnings from the sale of the guaranteed portion of SBA loans originated were impacted by the new accounting standard, ASC Topic 860, “Transfers and Servicing,” which requires that the recognition of profit on the sale of loans be deferred until all repurchase recourse provisions are met, which is typically a period of 90-120 days. Effective in March 2011, the SBA has relaxed this recourse provisions.

Other income totaled $382 thousand for the three months ended March 31, 2011 as compared to $328 thousand for the same period in 2010, an increase of 17%. The major components of income in this category consist of ATM fees, SBA servicing fees, noninterest loan fees and other noninterest fee income. ATM fees increased from $117 thousand for the three months ended March 31, 2010 to $158 thousand for the same period in 2011, a 35% increase. SBA servicing fees decreased from $76 thousand for the three months ended March 31, 2010 to $47 thousand for the same period in 2011, a 38% decrease, as the portfolio of serviced loans declined. Noninterest loan fees increased from $101 thousand for the three months ended March 31, 2010 to $129 thousand for the same period in 2011, a 28% increase. Other noninterest fee income was $48 thousand for the three months ended March 31, 2011 compared to $34 thousand for the same period in 2010, a 40% increase.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expense was $14.3 million for the three months ended March 31, 2011 compared to $11.5 million for the three months ended March 31, 2010, an increase of 25%.

Salaries and employee benefits were $7.3 million for the three months ended March 31, 2011, as compared to $5.7 million for 2010, a 29% increase. These increases were due to staff additions (including substantial expansion of the residential mortgage origination and sales division during the second quarter of 2010), merit increases; incentive based compensation and increased benefit costs. At March 31, 2011, the Company’s staff numbered 309, as compared to 292 at December 31, 2010 and 236 at March 31, 2010. The majority of the growth in staffing in the quarter ending March 31, 2011 was due to expanded staffing in the lending division and a new branch office opened in January 2011.

Premises and equipment expenses amounted to $2.0 million for the three months ended March 31, 2011 as compared to $2.1 million for the same period in 2010, a 5% decrease. The decrease in expense for the three month period ended March 31, 2011 is due primarily to approximately $346 thousand of premises and equipment expenses related to benefits of consolidation of two offices closed in 2010. This decrease in expense was offset by the additional expenses of approximately $188 thousand related to the opening of a new office in January 2011 and additional space for the residential mortgage origination and sales division beginning in the second quarter of 2010.

Marketing and advertising expenses decreased from $247 thousand for the three months ended March 31, 2010 to $234 thousand for the same period in 2011, a decrease of 5%.

Data processing expenses increased from $615 thousand for the three months ended March 31, 2010 to $689 thousand in the same period in 2011, a 12% increase. The increase in expense was due to the addition of a new bank branch, increases in the volume of data processing activity from organic growth, and general contractual price increases.

Legal, accounting and professional fees were $1.1 million for the three months ended March 31, 2011, as compared to $574 thousand for same period in 2010, an increase of 98%. The primary reason for the increase was due to an increase of $587 thousand of collection costs related to problem assets.

FDIC insurance premiums were $743 thousand for the three months ended March 31, 2011, as compared to $634 thousand in 2010, an increase of 17%. The increase is primarily due to higher deposit balances.

Other expenses, increased to $2.2 million in the first three months of 2011 from $1.6 million for the same period in 2010, an increase of 36%. The major components of cost in this category include broker fees, telephone, director fees, ATM fees, printing, OREO expenses and other losses.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) was 35.9% for the three months ended March 31, 2011 and 2010.

FINANCIAL CONDITION

Summary

At March 31, 2011, the Company’s total assets were $2.2 billion, loans were $1.8 billion, excluding loans held for sale, deposits were $1.8 billion, other borrowings, including customer repurchase agreements, were $139.1 million and shareholders’ equity was $210.1 million.  As compared to December 31, 2010, total assets increased by $96.9 million (5%), loans increased by $114.6 million (7%), investment securities available for sale, federal funds sold and other short-term investments increased by $39.2 million (14%), deposits increased by $100.1 million (6%), customer repurchase agreements and borrowings decreased by $7.8 million (5%) and shareholders’ equity increased  by $5.4 million (3%).

A substantial portion of the deposit growth in the first quarter of 2011 is due to focused sales effort to attract more core deposit customers, and an emphasis on requiring loan customers to maintain deposits with the Bank. The dollar volume of time deposits increased by $55.6 million, as compared to December 31, 2010, due to the use of brokered funds of $57.1 million. Approximately 32% of the Bank’s deposits at March 31, 2011 ($583.2 million), and 31% at December 31, 2010 ($527.7 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term.

Loans, net of amortized deferred fees and costs, at March 31, 2011, December 31, 2010 and March 31, 2010 by major category are summarized below:

	March 31, 2011		December 31, 2010		March 31, 2010

(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$443,251	25%	$411,744	26%	$360,865	25%
Investment - commercial real estate	671,859	37%	619,714	37%	538,201	38%
Owner occupied - commercial real estate	226,321	13%	223,986	13%	187,642	13%
Real estate mortgage - residential	19,661	1%	15,977	1%	10,189	1%
Construction - commercial and residential (1)	334,661	19%	308,081	18%	237,992	17%
Home equity	88,551	5%	89,885	5%	86,905	6%
Other consumer	5,780	-	6,113	-	5,429	-
Total loans	1,790,084	100%	1,675,500	100%	1,427,223	100%
Less: Allowance for Credit Losses	(25,582)		(24,754)		(21,045)
Net loans	$1,764,502		$1,650,746		$1,406,178

(1)	Includes loans for land acquisition and development.

In its lending activities, the Company seeks to develop sound relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

Loan growth over the past three months has been favorable, with loans outstanding reaching $1.8 billion at March 31, 2011, an increase of $114.6 million or 7% as compared to $1.7 billion at December 31, 2010, and increased $362.9 million or 25.4% as compared to $1.4 billion at March 31, 2010. The loan growth was predominantly in the commercial, investment - commercial real estate and construction – commercial and residential segments.  Traditional sources of credit for commercial real estate transactions remain constrained and the Bank has been able to capitalize on this environment and acquire significant new customers because of the Bank’s ability and willingness to lend.  Commercial real estate leasing in the Bank’s market area has held up far better than in other markets and values have generally seen only minor diminution.  Job growth in the Maryland and Virginia suburbs has created housing demand and regional and national builders are again beginning to take down lots.  Meanwhile, multi-family properties in a number of sub-markets within the Bank’s market area are experiencing normalized vacancy rates, indicating a balance of supply and demand.  Construction loans increased year over year as demand for new construction loans have begun to return and the Bank is selectively evaluating projects. Commercial loan growth has picked up as several new and sizeable relationships were captured from other banks in the market. Consumer loan balances, a relatively minor focus of the Company’s lending efforts, were essentially unchanged.

                The Bank has a large proportion of its loan portfolio related to real estate with 70% consisting of commercial real estate, owner occupied, residential mortgage real estate and commercial and residential construction loans. Real estate also serves as collateral for loans made for other purposes, resulting in 79.1% of loans being secured by real estate.

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

For the three months ended March 31, 2011, noninterest bearing deposits increased $1.8 million as compared to December 31, 2010, while interest bearing deposits increased by $98.3 million during the same period. Of the total increase of $100.1 million of deposit growth in the first quarter of 2011, $57.1 million represented brokered deposits. Average total deposits for the first quarter of 2011 were $1.76 billion, as compared to $1.47 billion for the same period in 2010, a 20% increase. Average brokered deposits were $77.6 million for the first quarter of 2011 as compared to $62.4 million for the first quarter of 2010. Growth in average  deposits is primarily attributable to focused sales efforts to attract more core deposit customers, and an emphasis on requiring loan customers to maintain deposits with the Bank.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC for “one-way buy” transactions. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance.  These reciprocal CDARS funds are classified as brokered deposits. At March 31, 2011, total time deposits included $226.2 million of brokered deposits, which represented 12% of total deposits. The CDARS reciprocal component represented $109.0 million or 6% of total deposits. These sources are believed to represent a reliable and cost efficient alternative funding source for the Company. At December 31, 2010, total time deposits included $151.6 million of brokered deposits, which represented 9% of total deposits. The CDARS component represented $91.5 million, or 5% of total deposits.

At March 31, 2011, the Company had $402.0 million in noninterest bearing demand deposits, representing 22% of total deposits. This compared to $400.3 million of these deposits at December 31, 2010 or 23% of total deposits.  These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) banks are no longer prohibited from paying interest on demand deposits account, including those from businesses, effective in July 2011.  It is not clear what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or  profitability. The Bank is currently evaluating this and other portions of Dodd-Frank. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated, as the payment of interest on accounts will not permit those business checking accounts above $250,000 to receive deposit insurance, a factor deemed important.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $89.8 million at March 31, 2011 compared to $97.6 million at December 31, 2010. Customers repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Bank had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at March 31, 2011 and December 31, 2010, respectively. The Bank had $40 million of borrowings outstanding under its credit facility from the FHLB at March 31, 2011 and December 31, 2010.   Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

The Company has a credit facility with United Bank, secured by the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at March 31, 2011 or December 31, 2010. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company has issued an aggregate of $9.3 million of subordinated notes, due 2016,. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s investment portfolio of debt securities is held in an available-for-sale status and at March 31, 2011 had an unrealized gain position, which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $30 million line of credit with a regional bank, secured by the stock of the Bank, against which there were no amounts outstanding at March 31, 2011. Additionally, the Bank can purchase up to $82.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at March 31, 2011 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $217.2 million, against which there was $27.1 million outstanding at March 31, 2011. At March 31, 2011, the Bank was also eligible to make advances from the FHLB up to $151.2 million based on collateral at the FHLB, of which $40.0 million was outstanding at March 31, 2011. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

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

At March 31, 2011, under the Bank’s liquidity formula, it had $719.5 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at March 31, 2011 are as follows:

(dollars in thousands)

Unfunded loan commitments	$333,822
Unfunded home equity lines of credit	49,578
Letters of credit	34,717
Total	$418,117

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is no violation of the terms or conditions established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended.  In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment, as is the case in asset based lending credit facilities.  Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.

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

 Letters of credit include~~s~~ standby and commercial letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by the Bank’s customer to a third party.  Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  Standby letters of credit are generally not drawn. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn when the underlying transaction is consummated between the customer and a third party.  The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Bank.  The Bank has recourse against the customer for any amount it is required to pay to a third party under a letter of credit, and holds cash and or other collateral on those standby letters of credit for which collateral is deemed necessary.

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The Asset Liability Committee (“ALCO”) of the Bank’s Board of Directors formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives. During the three months ended March 31, 2011, the Company was able to both increase its net interest income and manage its overall interest rate risk position.

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining  its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should rates remain at current levels and has been managing the investment portfolio to mitigate extension risk in that same portfolio should rates increase. In the first quarter of 2011, the investment portfolio balance was essentially maintained by reinvesting cash flows from maturing mortgaged backed securities into a combination of US Agency issues and structured mortgaged backed securities. The duration of the investment portfolio declined to 3.7 years at March 31, 2011 from 3.8 years at December 31, 2010. In the loan portfolio, the re-pricing duration of the portfolio was 12 months at March 31, 2011, as compared to 11 months at December 31, 2010, with fixed rate loans amounting to 38% of total loans at March 31, 2011 (37% at December 31, 2010) and variable and adjustable rate loans at 62% of total loans at March 31, 2011 (63% at December 31, 2010). Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, the Company maintained the duration of the portfolio at 32 months at March 31, 2011, as longer-term brokered deposits acquired offset shorter durations from other term deposits as compared to December 31, 2010. The Company is seeking to acquire more fixed rate longer-term funding at today’s lower interest rates, whether core or non-core funding. However, the growth of core deposits, which enhance franchise value and provide a stable funding source, has been a major objective which has been met by the Company over the past 18 months, adding liquidity and enhanced asset sensitivity to the balance sheet, which includes the level of loans held for sale.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations. These factors have resulted in less pressure on loan yields over the past twelve months, as average interest rates have declined, thereby contributing to enhancing the Company’s net interest margin in the first quarter of 2011 as compared to 2010. Subject to interest rate floor rates, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before tax on the investment portfolio increased to $3.8 million at March 31, 2011 from $3.5 million at December 31, 2010, with no realized gains (losses) recorded for the quarter ended March 31, 2011.

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

For the analysis presented below, at March 31, 2011, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at March 31, 2011 shows a moderate effect on net interest income (over the next 12 months) as well as to the economic value of equity when interest rates are shocked both down 100, 200 and 300 basis points and up 100, 200 and 300 basis points due substantially to the significant level of variable rate and repriceable assets and liabilities. The repricing duration of the investment portfolio at March 31, 2011 is 3.7 years, the loan portfolio 1.0 years, the interest bearing deposit portfolio 2.3 years and the borrowed funds portfolio 1.2 years.

The following table reflects the result of simulation analysis on the March 31, 2011 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+300	+1.2%	+2.9%	+0.6%
+200	-0.9%	-2.0%	-0.2%
+100	-1.2%	-2.8%	+0.2%
0	-	-	-
-100	+1.0%	+2.3%	-3.7%
-200	+1.2%	+2.7%	-8.5%
-300	-1.1%	-2.5%	-13.3%

The results of simulation are within the policy limits adopted by the Company.  For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, and 18% for a 300 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, and 20% for a 300 basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at March 31, 2011 are not considered to be material. The negative impact of -1.2% in net interest income and -2.8% in net income given a 100 basis point increase in market interest rates reflects in large measure interest rate floors that operate within many loan agreement. Until interest rates rise above the loan’s floor interest rate, no additional interest income is achieved, causing some compression of net interest income as liability costs increase at a faster pace than asset yields.

In the first quarter of 2011, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. This risk position was similar to the interest rate risk position at December 31, 2010.

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

For the first quarter of 2011, average market interest rates declined as compared to the first quarter of 2010 and the yield curve was relatively unchanged.  The average two year U.S. Treasury rate declined by about 23 basis points and the average ten year U.S. Treasury rate declined by about 27 basis points. In that environment, the Company was able to increase its net interest spread and margin for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The Company believes that the change in the net interest spread for the three months ended March 31, 2011 as compared to March 31, 2010 has been consistent with its risk analysis at December 31, 2010.

Gap Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 88% of the Company’s revenue for the three months ended March 31, 2011, as compared to 93% of the Company’s revenue for the three months ended March 31, 2010.

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

At March 31, 2011, the Company had a positive GAP position of approximately 19.4% of total assets out to three months and a positive cumulative GAP position of 10.2% of total assets out to 12 months; as compared to a positive GAP position of approximately 19.1% of total assets out to three months and a positive cumulative GAP position of 12.7% out to 12 months at December 31, 2010. The change in the GAP position at March 31, 2011 as compared to December 31, 2010 is not judged material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optimality within the balance sheet.   The current position is within guideline limits established by the ALCO.

While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.
Management has carefully considered its strategy to maximize interest income by reviewing interest rate levels, economic indicators and call features within its investment portfolio (which aspects of risk have been reduced significantly), as well as interest rate floors within its loan portfolio. These factors have been discussed with the ALCO and management believes that current strategies are appropriate to current economic and interest rate trends.

If interest rates increase, the Company’s net interest income and net interest margin are expected to decline modestly due to an excess of rate sensitive assets over liabilities, adjusted for the impact of loan floors and the assumption of an increase in money market interest rates by 70% of the change in market interest rates.

If interest rates decline, the Company’s net interest income and margin are expected to increase as the floors on the loan portfolio provide added value and variable rate deposits are reduced.

Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the effects of a declining interest rate environment may not be in accordance with management’s expectations.

GAP Analysis
March 31, 2011
(dollars in thousands)
Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$18,685	$18,473	$75,712	$46,089	$69,548	$228,507
Loans (1)(2)	1,179,327	98,517	267,118	199,039	58,542	1,802,543
Fed funds and other short-term investments	84,397	-	-	-	-	84,397
Other earning assets	-	13,443	-	-	-	13,443
Total	$1,282,409	$130,433	$342,830	$245,128	$128,090	$2,128,890	$57,378	$2,186,268

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$11,329	$33,986	$90,629	$90,628	$175,469	$402,041
Interest bearing transaction	61,219	-	-	-	-	61,219
Savings and money market	546,271	-	117,057	117,058	-	780,386
Time deposits	149,092	297,964	99,163	37,015	-	583,234
Customer repurchase agreements and fed
funds purchased	89,753	-	-	-	-	89,753
Other borrowings	-	-	10,000	20,000	19,300	49,300
Total	$857,664	$331,950	$316,849	$264,701	$194,769	$1,965,933	$10,216	$1,976,149
GAP	$424,745	$(201,517)	$25,981	$(19,573)	$(66,679)	$162,957
Cumulative GAP	$424,745	$223,228	$249,209	$229,636	$162,957

Cumulative gap as percent of total assets	19.43%	10.21%	11.40%	10.50%	7.45%

(1)	Includes loans held for sale.
(2)	Non-accrual loans are included in the over 60 months category.

Over the next twelve months, as reflected in the GAP table above, the Company has an excess of rate sensitive assets over rate sensitive liabilities of 10.2% out to 12 months. During 2011, the Company has recognized the probability of higher interest rates and has repositioned both its investment portfolio and its borrowed funds to better position the Company for that probability, while not exposing the Company to negative effects should interest rates either stay fairly stable or decline.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years.  Commercial real estate loans and construction, land and land development loans represent 527% and 143%, respectively of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.  Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.75%. Interest is payable on a monthly basis.  The term of the credit facility expires on June 20, 2011.  At any time, provided no event of default exists, the Company may term out repayment of up to $20 million of the credit facility up to a five year term. There were no amounts outstanding under this credit at March 31, 2011 and December 31, 2010.

The Company has issued an aggregate of $9.3 million of subordinated notes, which bear interest at a fixed rate of 10.0% per year. The notes have a maturity of September 30, 2016 and are redeemable at the option of the Company, in whole or in part, on any interest payment date at the principal amount thereof, plus interest to the date of redemption. The notes are intended to qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted. The payment of principal on the notes may only be accelerated upon the occurrence of certain bankruptcy or receivership related events relating to the Company or, to the extent permitted under capital rules to be adopted by the Federal Reserve Board pursuant to Dodd-Frank, a major bank subsidiary of the Company.

Under current capital rules, the capital treatment of the notes must be phased out, at a rate of 20% of the original principal amount per year during the last five years of the term of the notes, commencing on October 1, 2011.

The actual capital amounts and ratios for the Company and Bank as of March 31, 2011, December 31, 2010 and March 31, 2010 are presented in the table below:

					For Capital	To Be Well
	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *

As of March 31, 2011
Total capital (to risk weighted assets)	$233,813	11.75%	$212,146	10.74%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	199,629	10.03%	187,489	9.49%	4.0%	6.0%
Tier 1 capital (to average assets)	199,629	9.44%	187,489	8.94%	3.0%	5.0%

As of December 31, 2010
Total capital (to risk weighted assets)	$226,131	11.64%	$204,250	10.60%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	192,988	9.91%	180,146	9.35%	4.0%	6.0%
Tier 1 capital (to average assets)	192,988	9.32%	180,146	8.82%	3.0%	5.0%

As of March 31, 2010
Total capital (to risk weighted assets)	$207,346	13.50%	$170,201	11.22%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	180,691	11.77%	151,209	9.97%	4.0%	6.0%
Tier 1 capital (to average assets)	180,691	10.00%	151,209	8.54%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.  At March 31, 2011 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.  However, until December 5, 2011 or the earlier redemption of the Series A Preferred Stock, the Company is prohibited from increasing the dividend on the common stock without Treasury consent.  Additionally, the ability of the Company to pay dividends or purchase shares of its common stock will be restricted at any time when dividends on the Series A Preferred Stock are in arrears.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A - Risk Factors

There have been no material changes as of March 31, 2011 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Removed and Reserved

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series A Preferred Stock (2)
3.3	Bylaws of the Company (3)
4.1	Warrant to Purchase Common Stock (4)
4.2	Form of Subordinated Note due 2016(5)
10.1	1998 Stock Option Plan (6)
10.2	Amended and Restated Employment Agreement between James H. Langmead and the Bank (7)
10.3	Amended and Restated Employment Agreement between Thomas D. Murphy and the Bank (8)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (9)
10.5	Amended and Restated Employment Agreement between Susan G. Riel and the Bank (10)
10.6	Fee Agreement between Robert P. Pincus and the Company (11)
10.7	2006 Stock Plan (12)
10.8	Amended and Restated Employment Agreement among Michael T. Flynn the Company and the Bank (13)
10.9	Amendment to Amended and Restated Employment Agreement among Michael T. Flynn the Company and the Bank (14)
10.10	Amended and Restated Employment Agreement between the Bank and Janice Williams (15)
10.11	Form of Note Exchange Agreement (16)
11	Statement Regarding Computation of Per Share Income See Note 5 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

_____________________________
(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(3)	Incorporated by reference to the exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.
(4)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008. (4)
(5)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(7)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(8)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(10)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(11)	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-150763)
(12)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)
(13)	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 8, 2008
(14)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 8, 2010.
(15)	Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on December 8, 2008.
(16)	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 10, 2011	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: May 10, 2011	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company