Form 10-Q
period 2011-06-30
EAGLE BANCORP INC
filed 2011-08-09
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 1, 2011, the registrant had 19,849,042 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 — Financial Statements

EAGLE BANCORP, INC.

Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

(dollars in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$33,950	$12,414
Federal funds sold	42,955	34,048
Interest bearing deposits with banks and other short-term investments	10,202	11,652
Investment securities available for sale, at fair value	250,019	228,048
Federal Reserve and Federal Home Loan Bank stock	9,748	9,528
Loans held for sale	25,489	80,571
Loans	1,948,476	1,675,500
Less allowance for credit losses	(27,475)	(24,754)
Loans, net	1,921,001	1,650,746
Premises and equipment, net	10,395	9,367
Deferred income taxes	13,689	14,471
Bank owned life insurance	13,543	13,342
Intangible assets, net	4,070	4,188
Other real estate owned	3,434	6,701
Other assets	15,221	14,294
Total Assets	$2,353,716	$2,089,370

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$436,880	$400,291
Interest bearing transaction	67,458	61,771
Savings and money market	819,004	737,071
Time, $100,000 or more	380,766	344,747
Other time	236,726	182,918
Total deposits	1,940,834	1,726,798
Customer repurchase agreements	136,897	97,584
Long-term borrowings	49,300	49,300
Other liabilities	9,658	10,972
Total liabilities	2,136,689	1,884,654

Shareholders’ Equity
Preferred stock, par value $.01 per share; shares authorized 1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 23,235 at each period, discount of $-0-, and $601 respectively, net	23,235	22,582
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 19,849,042, and 19,700,387 respectively	197	197
Warrant	946	946
Additional paid in capital	131,225	130,382
Retained earnings	58,209	48,551
Accumulated other comprehensive income	3,215	2,058
Total shareholders’ equity	217,027	204,716
Total Liabilities and Shareholders’ Equity	$2,353,716	$2,089,370

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

For the Six and Three Month Periods Ended June 30, 2011 and 2010 (Unaudited)

(dollars in thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$51,894	$42,340	$27,279	$21,878
Interest and dividends on investment securities	3,285	3,715	1,665	1,738
Interest on balances with other banks and short-term investments	36	59	17	26
Interest on federal funds sold	77	83	35	47
Total interest income	55,292	46,197	28,996	23,689
Interest Expense
Interest on deposits	8,508	8,855	4,397	4,317
Interest on customer repurchase agreements	321	378	171	195
Interest on short-term borrowings	—	27	—	9
Interest on long-term borrowings	1,063	1,097	534	551
Total interest expense	9,892	10,357	5,102	5,072
Net Interest Income	45,400	35,840	23,894	18,617
Provision for Credit Losses	5,331	3,790	3,215	2,101
Net Interest Income After Provision For Credit Losses	40,069	32,050	20,679	16,516

Noninterest Income
Service charges on deposits	1,421	1,486	672	756
Gain on sale of loans	2,807	251	1,106	197
Gain on sale of investment securities	591	573	591	573
Increase in the cash surrender value of bank owned life insurance	201	217	100	107
Other income	1,106	705	724	377
Total noninterest income	6,126	3,232	3,193	2,010
Noninterest Expense
Salaries and employee benefits	15,072	11,644	7,761	5,969
Premises and equipment expenses	4,043	4,704	2,052	2,612
Marketing and advertising	981	528	747	281
Data processing	1,601	1,258	912	643
Legal, accounting and professional fees	2,139	1,526	1,003	952
FDIC insurance	1,343	1,335	600	701
Other expenses	4,067	3,605	1,858	1,979
Total noninterest expense	29,246	24,600	14,933	13,137
Income Before Income Tax Expense	16,949	10,682	8,939	5,389
Income Tax Expense	6,059	3,844	3,185	1,942
Net Income	10,890	6,838	5,754	3,447
Preferred Stock Dividends and Discount Accretion	1,203	644	883	324
Net Income Available to Common Shareholders	$9,687	$6,194	$4,871	$3,123

Earnings Per Common Share
Basic	$0.49	$0.32	$0.25	$0.16
Diluted	$0.48	$0.31	$0.24	$0.16

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Six Month Periods Ended June 30, 2011 and 2010 (Unaudited)

(dollars in thousands, except per share data)

						Accumulated
						Other	Total
	Preferred	Common		Additional Paid	Retained	Comprehensive	Shareholders’
	Stock	Stock	Warrants	in Capital	Earnings	Income	Equity
Balance, January 1, 2011	$22,582	$197	$946	$130,382	$48,551	$2,058	$204,716
Comprehensive Income
Net Income					10,890		10,890
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						1,895	1,895
Less: reclassification adjustment for gains net of taxes of $212 included in net income						(738)	(738)
Total Comprehensive Income							12,047
Stock-based compensation				473			473
Exercise of options for 73,069 shares of common stock				308			308
Tax benefit on non-qualified options exercised				62			62
Preferred stock:
Preferred stock dividends					(579)		(579)
Discount accretion	653				(653)		—
Balance, June 30, 2011	$23,235	$197	$946	$131,225	$58,209	$3,215	$217,027

Balance, January 1, 2010	$22,612	$195	$946	$129,211	$33,024	$2,333	$188,321
Comprehensive Income
Net Income					6,838		6,838
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						2,040	2,040
Less: reclassification adjustment for gains net of taxes of $206 included in net income						(367)	(367)
Total Comprehensive Income							8,511
Stock-based compensation				302			302
Exercise of options for 53,039 shares of common stock		2		130			132
Tax benefit on non-qualified options exercised				74			74
Capital raise issuance cost				(16)			(16)
Preferred stock:
Preferred stock dividends					(581)		(581)
Discount accretion	(119)				119		—
Balance, June 30, 2010	$22,493	$197	$946	$129,701	$39,400	$4,006	$196,743

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

For the Six Month Periods Ended June 30, 2011 and 2010 (Unaudited)

(dollars in thousands, except per share data)

	2011	2010
Cash Flows From Operating Activities:
Net income	$10,890	$6,838
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	5,331	3,790
Depreciation and amortization	1,213	1,327
Gains on sale of loans	(2,807)	(251)
Origination of loans held for sale	(183,081)	(41,222)
Proceeds from sale of loans held for sale	240,970	18,532
Net increase in cash surrender value of BOLI	(201)	(217)
Decrease deferred income taxes	782	176
Net loss on sale of other real estate owned	39	245
Net gain on sale of investment securities	(591)	(573)
Stock-based compensation expense	473	302
Excess tax benefit from stock-based compensation	(62)	(74)
(Increase) decrease in other assets	(927)	515
(Decrease) increase in other liabilities	(1,314)	308
Net cash provided by (used in) operating activities	70,715	(10,304)
Cash Flows From Investing Activities:
Decrease (increase) in interest bearing deposits with other banks and short term investments	1,450	(578)
Purchases of available for sale investment securities	(124,856)	(46,218)
Proceeds from maturities of available for sale securities	37,408	28,725
Proceeds from sale/call of available for sale securities	67,225	16,176
Purchases of federal reserve and federal home loan bank stock	(883)	—
Proceeds from repurchase of federal reserve and federal home loan bank stock	663	132
Net increase in loans	(277,642)	(108,220)
Proceeds from sale of other real estate owned	5,327	1,755
Bank premises and equipment acquired	(2,104)	(669)
Net cash used in investing activities	(293,412)	(108,897)
Cash Flows From Financing Activities:
Increase in deposits	214,036	117,717
Increase in customer repurchase agreements	39,313	15,314
Decrease in other short-term borrowings	—	(10,000)
Payment of dividends on preferred stock	(579)	(581)
Proceeds from exercise of stock options	308	130
Excess tax benefit from stock-based compensation	62	74
Net cash provided by financing activities	253,140	122,654
Net Increase In Cash and Cash Equivalents	30,443	3,453
Cash and Cash Equivalents at Beginning of Period	46,462	110,203
Cash and Cash Equivalents at End of Period	$76,905	$113,656
Supplemental Cash Flows Information:
Interest paid	$9,789	$10,623
Income taxes paid	$5,580	$4,517
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$2,060	$450

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the “Company”), EagleBank (the “Bank”), Eagle Commercial Ventures, LLC (“ECV”), Eagle Insurance Services, LLC, and Bethesda Leasing, LLC, with all significant intercompany transactions eliminated.

The consolidated financial statements of the Company included herein are unaudited.  The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2010 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the six and three months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland; Washington, D.C.; and Fairfax County, Virginia. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. The Bank offers its products and services through thirteen banking offices and various electronic capabilities, including remote deposit services. Eagle Commercial Ventures, LLC (“ECV”), a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects, where the primary financing is provided by the Bank or others.   These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending — Revenue Recognition below.

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

Loans Held for Sale

The Company engages in sales of residential mortgage loans and the guaranteed portion of Small Business Administration loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations.

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of June 30, 2011 and December 31, 2010. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis and the unamortized amount of which is included in other assets. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset of servicing fees collected and is included in other noninterest income.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at a premium at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses nor will it realize gains, related to its rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the rate lock commitments.

Investment Securities

The Company has no securities classified as trading, nor are any investment securities classified as held to maturity. Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses being reported as accumulated other comprehensive income, a separate component of shareholders’ equity, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Premiums and discounts on investment securities are amortized / accreted to the earlier of call or maturity based on expected lives, which lives are adjusted for securities based on prepayments and call optionality. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary in nature result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in management’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.

The entire amount of an impairment loss is recognized in earnings only when (1) the Company intends to sell the debt security, (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as comprehensive income, net of deferred taxes.

Loans

Loans are stated at the principal amount outstanding, net of unamortized deferred costs and fees.  Interest income on loans is accrued at the contractual rate on the principal amount outstanding.  It is the Company’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful.  Deferred fees and costs on loans originated through October 2005 are being amortized on straight-line method over the term of the loan. Deferred fees and costs on loans originated subsequent to October 2005 are being amortized on the interest method over the term of the loan.  The difference between the straight-line method and the interest method is considered immaterial.

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

Higher Risk Lending — Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2011 and 2010 (although normal interest income was recorded) and had two higher risk lending transactions outstanding as of June 30, 2011, amounting to $1.3 million.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method for financial reporting purposes.  Premises and equipment are depreciated over the useful lives of the assets, which generally range from seven years for furniture, fixtures and equipment, to three to five years for computer software and hardware, to ten to forty years for buildings and building improvements.  Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statements of Operations.

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

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at either December 31, 2010 or June 30, 2011.

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

Earnings per Common Share

Basic net income per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period measured.  Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period measured including the potential dilutive effects of common stock equivalents.

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

New Authoritative Accounting Guidance

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 deferred the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completed their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of ASU No. 2011-01 only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption had no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures related to troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control. The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU is not expected to have a material impact on the Company’s statements of income and condition.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income. The adoption of ASU No. 2011-05 will have no impact on the Company’s statements of condition.

2.  Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2011, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services.  Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held, which interest on excess reserves was increased under provisions of the Dodd-Frank Bill passed in July 2010. Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with six domestic correspondents as compensation for services they provide to the Bank.

3. Investment Securities Available for Sale

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$102,989	$1,470	$63	$104,396
Residential mortgage backed securities	91,839	2,773	95	94,517
Municipal bonds	49,387	1,470	124	50,733
Other equity investments	445	—	72	373
	$244,660	$5,713	$354	$250,019

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$67,288	$1,253	$143	$68,398
Residential mortgage backed securities	107,425	2,903	419	109,909
Municipal bonds	49,459	658	749	49,368
Other equity investments	445	—	72	373
	$224,617	$4,814	$1,383	$228,048

Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$29,179	$63	$—	$—	$29,179	$63
Residential mortgage backed securities	8,054	95	—	—	8,054	95
Municipal bonds	9,522	124	—	—	9,522	124
Other equity investments	—	—	106	72	106	72
	$46,755	$282	$106	$72	$46,861	$354

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$7,122	$143	$—	$—	$7,122	$143
Residential mortgage backed securities	31,605	419	—	—	31,605	419
Municipal bonds	21,874	749	—	—	21,874	749
Other equity investments	—	—	106	72	106	72
	$60,601	$1,311	$106	$72	$60,707	$1,383

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.2 years. The gross unrealized loss on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker “bulletin board” exchange. The estimated fair value is determined by broker quoted prices. The unrealized loss is deemed a result of generally weak valuations for many smaller community bank stocks. The individual banking company is profitable and has a satisfactory capital position. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2011 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity. In addition, at June 30, 2011, the Company held $9.7 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks which are required to be held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available for sale by contractual maturity are shown in the table below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. Government agency securities maturing:
One year or less	$37,824	$37,864	$—	$—
After one year through five years	60,316	61,639	60,175	61,398
After five years through ten years	4,849	4,893	7,113	7,000
Residential mortgage backed securities	91,839	94,517	107,425	109,909
Municipal bonds maturing:
Five years through ten years	11,389	11,777	7,250	7,356
After ten years	37,998	38,956	42,209	42,012
Other equity investments	445	373	445	373
	$244,660	$250,019	$224,617	$228,048

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2011 was $198.9 million. As of June 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of shareholders’ equity.

4.  Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan statistical area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at June 30, 2011 and December 31, 2010 are summarized by type as follows:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	%	Amount	%
Commercial	$482,680	25%	$411,744	26%
Investment - commercial real estate	719,450	37%	619,714	37%
Owner occupied - commercial real estate	242,266	12%	223,986	13%
Real estate mortgage - residential	36,794	2%	15,926	1%
Construction - commercial and residential (1)	370,588	19%	308,081	18%
Home equity	90,827	5%	89,936	5%
Other consumer	5,871	—	6,113	—
Total loans	1,948,476	100%	1,675,500	100%
Less: Allowance for Credit Losses	(27,475)		(24,754)
Net loans	$1,921,001		$1,650,746

(1) Includes loans for land acquisition and development.

Unamortized net deferred fees amounted to $5.1 million and $4.1 million at June 30, 2011 and December 31, 2010.

As of June 30, 2011 and December 31, 2010, the Bank serviced $28.0 million and $28.1 million, respectively, of SBA loans participations which are not reflected as loan balances on the Consolidated Balance Sheets.

Loan Origination / Risk Management

The Bank’s goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully enforcing loan policies and procedures, evaluating each borrower’s business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

The composition of the Bank’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. At June 30, 2011, real estate commercial, real estate residential and real estate construction combined represented approximately 70% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Bank is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 25% of the loan portfolio at June 30, 2011 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans and the Section 7A lending program in particular, are subject to a maximum loan size established by the SBA.

Approximately 5% of the loan portfolio at June 30, 2011 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, ECV, which under its operating agreement conducts lending only to real estate projects, where the Company’s directors or lending officers have significant expertise. Such loans, which are made to finance projects (which may also be financed at the Bank level), may have higher risk characteristics than loans made by the Bank, such as lower priority interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loan transactions carry a standard rate of current interest, and may also earn additional interest based on a percentage of the profits of the underlying project or a fixed rate.

Loans are secured primarily by duly recorded first deeds of trust. In some cases, the Bank may accept a recorded junior trust position.  In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate satisfactory financial condition.  Additionally, an equity contribution toward the project is customarily required.

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

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both investment and owner occupied projects. ADC loans amounted to $370.6 million at June 30, 2011.  ADC loans containing loan funded interest reserves represent approximately 21% of the outstanding ADC loan portfolio at June 30, 2011.  The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower’s equity contribution; and (v) the level of collateral protection.  When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan.  The Company does not significantly utilize interest reserves in other loan products.  The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan.  In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following table details activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Investment	Owner occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Three Months Ended June 30, 2011
Allowance for credit losses:
Balance at beginning of period	$8,553	$6,657	$2,189	$161	$6,478	$1,452	$92	$25,582
Loans charged-off	(1,114)	(245)	—	(94)	—	—	(6)	(1,459)
Recoveries of loans previously charged-off	11	126	—	—	—	—	—	137
Net loan charged-off	(1,103)	(119)	—	(94)	—	—	(6)	(1,322)
Provision for credit losses	1,600	765	(143)	298	653	56	(14)	3,215
Balance at end of period	$9,050	$7,303	$2,046	$365	$7,131	$1,508	$72	$27,475
Six Months Ended June 30, 2011
Allowance for credit losses:
Balance at beginning of period	$8,630	$6,668	$2,064	$115	$5,745	$1,441	$91	$24,754
Loans charged-off	(1,800)	(277)	—	(94)	(741)	—	(6)	(2,918)
Recoveries of loans previously charged-off	14	126	—	—	167	1	—	308
Net loan charged-off	(1,786)	(151)	—	(94)	(574)	1	(6)	(2,610)
Provision for credit losses	2,206	786	(18)	344	1,960	66	(13)	5,331
Balance at end of period	$9,050	$7,303	$2,046	$365	$7,131	$1,508	$72	$27,475

		Investment	Owner occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
For the Period Ended June 30, 2011
Allowance for credit losses:
Individually evaluated for impairment	$2,051	$817	$65	$—	$1,045	$220	$4	$4,202
Collectively evaluated for impairment	6,999	6,486	1,981	365	6,086	1,288	68	23,273
Total	$9,050	$7,303	$2,046	$365	$7,131	$1,508	$72	$27,475
Recorded investment in loans:
Individually evaluated for impairment	$13,417	$9,184	$3,472	$—	$21,425	$284	$8	$47,790
Collectively evaluated for impairment	469,263	710,266	238,794	36,794	349,163	90,543	5,863	1,900,686
Total	$482,680	$719,450	$242,266	$36,794	$370,588	$90,827	$5,871	$1,948,476

At June 30, 2011, the nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) have a carrying value of $4.7 million and an unpaid principal balance of $14.2 million and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

Credit Quality Indicators

The Company uses several credit quality indicators to manage credit risk in an ongoing manner. The Company’s primary credit quality indicators are to use an internal credit risk rating system that categorizes loans into pass, watch, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans to individuals in the classes which comprise the consumer portfolio segment.

The following are the definitions of the Company’s credit quality indicators:

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

Special Mention:

Loans in the classes that comprise the commercial portfolio segment that have potential weaknesses that deserve management’s close attention. If not addressed, these potential weaknesses may result in deterioration of the repayment prospects for the loan. The special mention credit quality indicator is not used for classes of loans that comprise the consumer portfolio segment. Management believes that there is a moderate likelihood of some loss related to those loans that are considered special mention.

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of June 30, 2011.

					Total
(dollars in thousands)	Pass	Watch	Substandard	Doubtful	Loans
Commercial	$439,692	$29,571	$12,567	$850	$482,680
Investment - commercial real estate	696,964	13,302	9,184	—	719,450
Owner occupied - commercial real estate	233,203	5,591	3,472	—	242,266
Real estate mortgage — residential	36,794	—	—	—	36,794
Construction - commercial and residential	335,897	13,266	21,425	—	370,588
Home equity	90,543	—	284	—	90,827
Other consumer	5,863	—	8	—	5,871
Total	$1,838,956	$61,730	$46,940	$850	$1,948,476

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

The following presents by class of loan, information related to nonaccrual loans as of the periods ended June 30, 2011 and December 31, 2010.

(dollars in thousands)	June 30, 2011	December 31, 2010

Commercial	$4,649	$5,137
Investment - commercial real estate	4,520	5,038
Owner occupied - commercial real estate	295	—
Real estate mortgage - residential	1,047	760
Construction - commercial and residential	20,056	13,520
Home equity	645	297
Other consumer	9	535
Total nonperforming loans (1)(2)	$31,221	$25,287

(1)   Excludes TDRs returned to performing status totaling $3.1 million at June 30, 2011. These loans have demonstrated a period of a least six months of performance under the modified terms.

(2)   Gross interest income that would have been recorded in 2011 if nonaccrual loans shown above had been current and in accordance with their original terms was $961 thousand, no interest was recorded on such loans. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents by class, an aging analysis and the recorded investments in loans past due as of June 30, 2011and December 31, 2010.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans
June 30, 2011
Commercial	$4,748	$614	$4,649	$10,011	$472,669	$482,680
Investment - commercial real estate	2,755	3,700	4,520	10,975	708,475	719,450
Owner occupied - commercial real estate	2,097	562	295	2,954	239,312	242,266
Real estate mortgage — residential	87	1,251	1,047	2,385	34,409	36,794
Construction - commercial and residential	1,000	8,243	20,056	29,299	341,289	370,588
Home equity	—	644	645	1,289	89,538	90,827
Other consumer	25	1	9	35	5,836	5,871
Total	$10,712	$15,015	$31,221	$56,948	$1,891,528	$1,948,476

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans
December 31, 2010
Commercial	$1,175	$1,497	$5,136	$7,808	$403,936	$411,744
Investment - commercial real estate	3,758	2,096	5,039	10,893	608,821	619,714
Owner occupied - commercial real estate	368	3,177	—	3,545	220,441	223,986
Real estate mortgage — residential	107	—	760	867	15,059	15,926
Construction - commercial and residential	12,028	8,122	14,056	34,206	273,875	308,081
Home equity	1,199	—	297	1,496	88,440	89,936
Other consumer	64	—	—	64	6,049	6,113
Total	$18,699	$14,892	$25,288	$58,879	$1,616,621	$1,675,500

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

The following table presents by class, information related to impaired loans for the periods ended June 30, 2011 and December 31, 2010.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Commercial	$4,649	$2,003	$1,437	$3,440	$1,208	$3,653	$—
Investment - commercial real estate	7,861	3,662	2,199	5,861	793	5,585	—
Owner occupied - commercial	295	—	230	230	65	153	—
Real estate mortgage — residential	1,047	1,047	—	1,047	—	1,039	—
Construction - commercial and residential	21,138	6,069	13,942	20,011	1,045	17,797	—
Home equity	645	187	238	425	220	266	—
Other consumer	9	—	5	5	4	2	—
Total impaired loans at June 30, 2011	$35,644	$12,968	$18,051	$31,019	$3,335	$28,495	$—

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Commercial	$5,136	$1,527	$1,995	$3,522	$1,615	$4,480	$131
Investment - commercial real estate	7,182	2,156	2,188	4,344	695	3,736	87
Owner occupied - commercial	—	—	—	—	—	263	—
Real estate mortgage — residential	760	760	—	760	—	510	23
Construction - commercial and residential	15,055	7,775	5,206	12,981	1,075	19,147	136
Home equity	297	112	100	212	85	170	13
Other consumer	—	—	—	—	—	4,253	—
Total impaired loans at December 31, 2010	$28,430	$12,330	$9,489	$21,819	$3,470	$32,559	$390

5. Net Income per Common Share

The calculation of net income per common share for the six and three months ended June 30, 2011 and 2010 was as follows.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(dollars and shares in thousands)	2011	2010	2011	2010
Basic:
Net income available to common shareholders	$9,687	$6,194	$4,871	$3,123
Average common shares outstanding	19,775	19,625	20,051	19,641
Basic net income per common share	$0.49	$0.32	$0.25	$0.16

Diluted:
Net income available to common shareholders	$9,687	$6,194	$4,871	$3,123
Average common shares outstanding	19,775	19,625	20,051	19,641
Adjustment for common share equivalents	468	381	444	431
Average common shares outstanding-diluted	20,243	20,006	20,495	20,072
Diluted net income per common share	$0.48	$0.31	$0.24	$0.16

Anti-dilutive shares	198,043	337,324	198,124	336,224

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

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares at the date of grant. For awards that are performance based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance based awards are outstanding at June 30, 2011.

In February 2011, the Company awarded 17,302 shares of restricted stock to employees.  The shares vest in five substantially equal installments beginning on the date of grant.

In February 2011, the Company awarded an employee options to purchase 1,500 shares which have a ten-year term and vest in five substantially equal installments on the first through fifth anniversary of the date of grant.

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

At the Company’s Annual Shareholders meeting in May 2011, approval was received for an Employee Share Based Purchase Plan (ESPP), with 500,000 shares being reserved for issuance. The ESPP is expected to be implemented in October 2011.

Below is a summary of changes in shares under option pursuant to our equity compensation plans for the six months ended June 30, 2011 and 2010. The information excludes restricted stock units and awards.

	Six Months Ended June 30,
	2011		2010
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning Balance	995,005	$10.54	1,218,831	$11.27
Issued	1,500	13.81	5,000	12.33
Exercised	(57,948)	5.55	(35,296)	3.86
Forfeited	(900)	6.34	(1,966)	6.49
Expired	(9,596)	12.53	(26,488)	14.93
Ending Balance	928,061	$10.84	1,160,081	$11.42

The following summarizes information about stock options outstanding at June 30, 2011. The information excludes restricted stock units and awards.

Outstanding:

			Weighted-Average
Range of	Stock Options	Weighted-Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$3.27 - $8.10	358,845	$6.47	6.13
$8.11 - $11.07	244,607	10.15	2.93
$11.08 - $15.43	211,426	12.72	2.74
$15.44 - $26.86	113,183	22.66	4.43
	928,061	$10.84	4.31

Exercisable:

Range of	Stock Options	Weighted-Average
Exercise Prices	Exercisable	Exercise Price
$3.27 - $8.10	168,298	$6.61
$8.11 - $11.07	238,732	10.17
$11.08 - $15.43	178,426	12.85
$15.44 - $26.86	104,627	23.12
	690,083	$11.96

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the six months ended June 30, 2011 and the years ended December 31, 2010, and 2009.

	Six Months Ended	Year Ended	Year Ended
	June 30, 2011	2010	2009
Expected Volatility	33.6%	44.44%	25.9% - 58.0%
Weighted-Average Volatility	33.6%	44.44%	26.74%
Expected Dividends	0.0%	0.0%	0.0%
Expected Term (In years)	7.5	8.5	3.5 - 8.5
Risk-Free Rate	3.00%	1.01%	0.84%
Weighted-Average Fair Value (Grant date)	$2.74	$6.23	$2.06

The expected lives are based on the “simplified” method allowed by ASC Topic 718”Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options was $3.3 million at June 30, 2011. The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $460 thousand and $287 thousand, respectively. The total fair value of stock options vested was $137 thousand and $349 thousand for the six months ended June 30, 2011 and 2010, respectively.

The Company recognized $474 thousand and $302 thousand in stock-based compensation expense for the six months ended June 30, 2011 and 2010, respectively, which is included in salaries and employee benefits. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to all stock-based awards totaled $2.2 million at June 30, 2011. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.61 years.

The Company has unvested restricted stock award grants of 190,910 shares from the 2006 Plan at June 30, 2011.  Unrecognized stock based compensation expense related to restricted stock awards totaled $1.7 million at June 30, 2011. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.26 years.  The following table summarizes the unvested restricted stock awards and units outstanding at June 30, 2011 and 2010.

	June 30, 2011
	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	—	$—	114,275	$9.20
Issued	—	—	96,162	13.91
Forfeited	—	—	(423)	11.99
Vested	—	—	(19,104)	8.83
Unvested at End	—	$—	190,910	$11.60

	June 30, 2010
	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	7,642	$15.21	49,585	$6.88
Issued	—	—	81,600	10.35
Forfeited	(3,817)	15.21	(301)	10.35
Vested	(3,825)	15.21	(15,897)	7.77
Unvested at End	—	$—	114,987	$9.21

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
June 30, 2011
Investment securities available for sale:
U. S. Government agency securities	$—	$104,396	$—	$104,396
Residential mortgage backed securities	—	94,517	—	94,517
Municipal bonds	—	50,733	—	50,733
Other equity investments	106	—	267	373
Residential mortgage loans held for sale	—	25,489	—	25,489
Total assets measured at fair value on a recurring basis as of June 30, 2011	$106	$275,135	$267	$275,508

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2010
Investment securities available for sale:
U. S. Government agency securities	$—	$68,398	$—	$68,398
Residential mortgage backed securities	—	109,909	—	109,909
Municipal bonds	—	49,368	—	49,368
Other equity investments	106	—	267	373
Residential mortgage loans held for sale	—	80,571	—	80,571
Total assets measured at fair value on a recurring basis as of December 31, 2010	$106	$308,246	$267	$308,619

Investment Securities Available-for-sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 investment securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include US government agency debt securities, mortgage backed securities issued by government sponsored entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets.

The Company’s residential loans held for sale are reported on an aggregate basis at the lower of cost or fair value.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Other Equity Investments
(dollars in thousands)	June 30, 2011	December 31, 2010
Balance, beginning of period	$267	$258
Total realized and unrealized gains and losses:
Included in net income	—	—
Included in other comprehensive income	—	1
Purchases, issuances and settlements	—	8
Transfers in and/or out of Level 3	—	—
Balance, end of period	$267	$267

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required from time to time to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There are no liabilities which the Company measures at fair value on a nonrecurring basis.  Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
June 30, 2011
Impaired loans:
Commercial	$—	$1,179	$3,470	$4,649
Investment - commercial real estate	—	4,336	185	4,521
Owner occupied - commercial real estate	—	295	—	295
Real estate mortgage - residential	—	794	251	1,045
Construction - commercial and residential	—	14,485	5,572	20,057
Home equity	—	—	645	645
Other consumer	—	—	9	9
Other real estate owned	—	1,041	2,393	3,434
Total assets measured at fair value on a nonrecurring basis as of June 30, 2011	$—	$22,130	$12,525	$34,655

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2010
Impaired loans:
Commercial	$—	$1,715	$3,422	$5,137
Investment - commercial real estate	—	1,713	2,200	3,913
Owner occupied - commercial real estate	—	—	—	—
Real estate mortgage - residential	—	260	500	760
Construction - commercial and residential	—	8,661	5,984	14,645
Home equity	—	185	112	297
Other consumer	—	535	—	535
Other real estate owned	—	6,051	650	6,701
Total assets measured at fair value on a nonrecurring basis as of December 31, 2010	$—	$19,120	$12,868	$31,988

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables,” the fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and due from banks	$33,950	$33,950	$12,414	$12,414
Federal funds sold	42,955	42,955	34,048	34,048
Interest bearing deposits with other banks	10,202	10,202	11,652	11,652
Investment securities	250,019	250,019	228,048	228,048
Federal Reserve and Federal Home Loan Bank stock	9,748	9,748	9,528	9,528
Loans held for sale	25,489	25,489	80,571	80,571
Loans	1,948,476	1,946,709	1,675,500	1,680,569
Other earning assets	13,543	13,543	13,342	13,342

Liabilities
Noninterest bearing deposits	436,880	436,880	400,291	400,291
Interest bearing deposits	1,503,954	1,508,247	1,326,507	1,331,070
Borrowings	186,197	188,365	146,884	149,331

8. Shareholders’ Equity

On December 5, 2008, the Company entered into and consummated a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued 38,235 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $38,235,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. On December 23, 2009, the Company redeemed 15,000 shares of Series A Preferred Stock for an aggregate redemption price of $15,079,166, including accrued but unpaid dividends on the shares. Subsequent to June 30, 2011, the Company repurchased all of the remaining 23,325 shares of Series A Preferred Stock, see Note 9. The Company accrued dividends on the preferred stock and recognized discount accretion totaling $1.2 million, which included the acceleration of the unamortized discount accretion, for the six months ended June 30, 2011, reducing net income available to common shareholders to $9.7 million ($0.49 per basic common share and $0.48 diluted common share).

9. Subsequent Events

On July 14, 2011, the Company entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury of the United States (the “Secretary”), pursuant to which the Company issued 56,600 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $56,600,000.

The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QBSL” (as defined in the Purchase Agreement) by the Bank. The dividend rate for the initial dividend period has been set at one percent (1%). For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank’s level of QBSL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QBSL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series B Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9%.

The Series B Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

On July 14, 2011, the Company entered into and consummated a letter agreement (the “Repurchase Letter”) with the Treasury, pursuant to which the Company redeemed, out of the proceeds of the issuance of the Series B Preferred Stock, all 23,325 outstanding shares of the Series A Preferred Stock, for a redemption price of $23,425,398, including accrued but unpaid dividends to the date of redemption.

On July 27, 2011, the Company entered into a definitive merger agreement (the “Agreement”), pursuant to which Alliance Bankshares Corporation (“Alliance”) will be merged into the Company.

The merger is structured as a stock-for-stock transaction, under which Alliance shareholders will receive 0.4317 shares (the “Conversion Ratio”) of the Company’s common stock for each share of Alliance common stock, subject to adjustment based upon certain factors set forth in the Agreement.

The merger is expected to close in the fourth quarter of 2011.  It has been approved by the boards of directors of both companies and is subject to the approval by Alliance shareholders, regulatory approvals, and the satisfaction or waiver of the conditions to closing and covenants of each of the parties contained in the Agreement.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of thirteen offices including seven offices serving Montgomery County, Maryland, five offices in the District of Columbia and one office in Fairfax County, Virginia. The Company has announced its plans to open three additional offices in Northern Virginia by year-end 2011.

The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the service area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Company serves. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans.  The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under firm commitments by the investors to purchase the loans subject to compliance with pre-established investor criteria.  The guaranteed portion of small business loans is typically sold through the Small Business Administration, in a transaction apart from the loan’s origination. Bethesda Leasing, LLC holds title to and manages Other Real Estate Owned (“OREO”) assets.  Eagle Insurance Services, LLC, a subsidiary of the Bank, markets insurance products and services through an arrangement with a third party insurance broker. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects, while the primary financing is provided by the Bank or others. This lending involves higher levels of risk, together with commensurate expected returns.

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

RESULTS OF OPERATIONS

Earnings Summary

For the six months ended June 30, 2011, the Company reported net income of $10.9 million, a 59% increase over the $6.8 million for the six months ended June 30, 2010. Net income available to common shareholders was $9.7 million ($0.49 per basic common share and $0.48 per diluted common share), as compared to $6.2 million ($0.32 per basic common share and $0.31 per diluted common share) for the same six month period in 2010, a 56% increase.

For the three months ended June 30, 2011 the Company’s net income was $5.8 million, a 67% increase over the $3.4 million for the same three months in 2010. Net income available to common shareholders increased 56% to $4.9 million ($0.25 per basic common share and $0.24 per diluted common share) for the quarter ended June 30, 2011, compared to $3.1 million ($0.16 per basic and diluted common share) for the quarter ended June 30, 2010.

The increase in net income for the six and three months ended June 30, 2011 can be attributed primarily to an increase in net interest income of 27% and 28%, respectively, as compared to the same period in 2010.  Net interest income growth was due to both growth in average earning assets of 20% and 22% for the six and three months ended June 30, 2011 as compared to 2010 and to expansion of the net interest margin.

The Company had an annualized return on average assets of 1.00% and an annualized return on average common equity of 10.32% for the first six months of 2011, as compared to annualized returns on average assets and average common equity of 0.75% and 7.32%, respectively, for the same six month period in 2010.

For the three months ended June 30, 2011, the Company had an annualized return on average assets of 1.01% and an annualized return on average common equity of 10.16%, as compared to annualized returns on average assets and average common equity of 0.73% and 7.27%, respectively,  for the same three month period in 2010.

The Company’s earnings are largely dependent on net interest income, which represented 88% of total revenue (i.e. net interest income plus noninterest income) for the six months ended June 30, 2011 compared to 92% for the same period in 2010, as the Company has been successful in diversifying its revenue through noninterest sources.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets increased from 4.04% for the six months ended June 30, 2010 to 4.27% for the six months ended June 30, 2011. The higher margin in the first six months of 2011 as compared to the same period of 2010 was due to lower funding costs for both deposits and borrowings more than offsetting a minimal decline in earning asset yields.  A higher average loan balance mix as a percentage of total earning assets during the six months ended June 30, 2011, as compared to the same period ended in 2010, resulted in a 1 basis point lower average earning asset yield. The benefit of noninterest sources funding earning assets declined by 3 basis points to 34 basis points for the six months ended June 30, 2011 as compared to 37 basis points for the same period in 2010, due to lower market interest rates in the current period as compared to 2010. Additionally, while the average yield on earning assets for the six months ended June 30, 2011, as compared to the same period in 2010 decreased by 1 basis point from 5.21% to 5.20%, the cost of interest bearing liabilities decreased by 27 basis points from 1.54% to 1.27%, resulting in a net interest spread of 3.93% for the six months ended June 30, 2011, as compared to 3.67% for the same period in 2010, an increase of 26 basis points. The combination of a 26 basis point increase in the net interest spread and a 3 basis point decline in the value of noninterest sources resulted in the 23 basis point increase in the net interest margin.

For the three months ended June 30, 2011 and 2010, average interest bearing liabilities were 74% and 75%, respectively, of average earning assets, as more earning assets were funded by noninterest bearing sources in the most recent three month period.  Additionally, due to a higher mix of average loans in the three months ended June 30, 2011, as compared to the same period in 2010, the average rate on earning assets for the three months ended June 30, 2011 increased by 2 basis points from 5.22% to 5.24%. The cost of interest bearing liabilities for the three months ended June 30, 2011 as compared to 2010 decreased by 23 basis points from 1.48% to 1.25%, resulting in a increase in the net interest spread of 25 basis points from 3.74% for the quarter ended June 30, 2010 to 3.99% for the three months ended June 30, 2011. The net interest margin increased 22 basis points from 4.10% for the three months ended June 30, 2010 to 4.32% for the three months ended June 30, 2011. The 3 basis point difference between the net interest spread improvement of 25 basis points and the net interest margin improvement of 22 basis points was due to lower market interest rates in the current period reducing the benefit of noninterest funding sources from 36 basis points to 33 basis points.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have declined. This factor has been significant to overall earnings performance over the past twelve months as net interest income (at 88%) represents the most significant component of the Company’s revenues.

In order to fund significant growth in the average balance of loans of 24% over the six months ended June 30, 2011 as compared to 2010, the Company has relied primarily upon core deposit growth, together with use of increased levels of brokered and wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts being promoted primarily through direct sales efforts by the business development staff and growth in noninterest deposits primarily as a result of effectively building new and enhanced client relationships.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 81% of average earning assets in the first six months of 2010 to 84% of average earning assets for the same period of 2011.  The increase in average loans as a percentage of average earning assets is due to the significant growth in the loan portfolio and a decrease in the average securities portfolio resulting from higher levels of growth in average loans as compared to average deposits over the past twelve months. In the first six months of 2011, average loans, excluding loans held for sale, increased $345 million, a 24% increase, and average deposits increased by $333 million, a 22% increase as compared to the same period in 2010.  Average time deposit growth in the period of $74 million consisted primarily of brokered deposits, which were acquired from national firms at attractive term rates. The increase in average loans in 2011 as compared to 2010 is primarily attributable to growth in loans for investment - commercial real estate and construction - commercial and residential. Average investment securities for the first six months of 2011 amounted to 11% of average earning assets, a decrease of 3% from an average of 14% for the same period in 2010. Federal funds sold averaged 4% of average earning assets in both the first six months of 2011 and 2010.

For the three months ended June 30, 2011, average loans were 84% of average earning assets as compared to 81% for the same period in 2010. Average loans increased $382 million (26%) and average deposits increased $373 million (24%) during the three months ended June 30, 2011 as compared to the second quarter of 2010. The increase in average loans in the second quarter of 2011 as compared to the second quarter of 2010 is primarily attributable to growth in commercial loans and construction - commercial and residential. Increases in average deposits in the second quarter of 2011, as compared to the second quarter of 2010, is attributable to growth in noninterest bearing demand deposits, money market accounts and certificates of deposits due substantially to increases in brokered deposits.  Average investment securities for the three months ended June 30, 2011 amounted to 11% of average earning assets, a decrease of 3% from an average of 14% for the same period in 2010. Average federal funds sold averaged 3% of average earning assets for the three months ended June 30, 2011 as compared to 4% for the same period in 2010.

The provision for credit losses was $5.3 million for the first six months of 2011 as compared to $3.8 million in 2010. The higher provisioning in 2011 as compared to 2010 is attributable to substantially higher amounts of loan growth in the first six months of 2011 compared to the same period in 2010, $273 million as compared to $105 million. For the six months ended June 30, 2011, net charge-offs totaled $2.6 million (0.29% of average loans) compared to $2.7 million (0.37% of average loans) for the six months ended June 30, 2010. Net charge-offs in the six months ended June 30, 2011 were attributable to charge-offs of construction loans ($574 thousand), commercial real estate loans ($151 thousand), commercial and industrial loans ($1.4 million), the unguaranteed portion of SBA loans ($340 thousand) and consumer loans ($100 thousand).

The provision for credit losses was $3.2 million for the three months ended June 30, 2011 as compared to $2.1 million for the three months ended June 30, 2010.  The higher provisioning in the second quarter of 2011, as compared to the second quarter of 2010, is primarily attributable to loan growth.  Net charge-offs of $1.3 million represented 0.28% of average loans in the second quarter of 2011, as compared to $1.4 million or 0.38% of average loans in the second quarter of 2010. Net charge-offs in the second quarter of 2011 were attributable to charge-offs of commercial and industrial loans ($1.1 million), commercial real estate loans ($118 thousand), and consumer loans ($101 thousand).

At June 30, 2011, the allowance for credit losses represented 1.41% of loans outstanding, as compared to 1.45% at June 30, 2010, and 1.48% at December 31, 2010. The allowance for credit losses was 88% of nonperforming loans at June 30, 2011, as compared to 86% at June 30, 2010, and 98% at December 31, 2010.  The level of nonperforming loans at June 30, 2011 as compared to December 31, 2010 was impacted significantly by the addition of one commercial construction real estate loan in the amount of $12 million placed on nonaccrual in the first quarter of 2011.

Total noninterest income for the six months ended June 30, 2011 increased 90% to $6.1 million from $3.2 million for the six months ended June 30, 2010. This increase was due primarily to an increase of $2.6 million in gains realized on the sale of residential mortgage loans and SBA loans. Gains on the sale of residential mortgages increased $2.3 million while gains on the sales of SBA loans increased $222 thousand. Also contributing to the increase in noninterest income in 2011 compared to 2010 was an increase of $401 thousand in other income. Investment gains realized in the first six months of 2011 amounted to $591 thousand as compared to $573 thousand for the same period of 2010. Investment gains realized during the first six months of 2011 were the result of asset/liability management decisions to sell a portion of mortgage-backed securities that exhibited prepayment risk.  Excluding investment securities gains, total noninterest income was $5.5 million for the first six months of 2011 as compared to $2.7 million for the same period in 2010, an increase of 108%.

Total noninterest income for the three months ended June 30, 2011 increased to $3.2 million from $2.0 million for the three months ended June 30, 2010, a 59% increase. This increase was due primarily to increases of $787 thousand in gains realized on the sale of residential loans, $122 thousand of increased gains on the sale of SBA loans and to $347 thousand from increases in other income, primarily associated with loan fee income. Investment gains realized in the second quarter of 2011 amounted to $591 thousand as compared to $573 thousand for the second quarter of 2010.  Excluding investment securities gains, total noninterest income was $2.6 million for the second quarter of 2011 as compared to $1.4 million for the second quarter of 2010, an 82% increase.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue improved to 56.76% for the first six months of 2011 as compared to 62.96% for the same period in 2010, as the Company has enhanced its productivity. Cost control remains a key operating objective of the Company. Total noninterest expenses were $29.2 million for the first six months of 2011, as compared to $24.6 million for 2010, a 19% increase. This increase includes $446 thousand of nonrecurring expenses ($32 thousand for data processing, $60 thousand for legal, accounting and professional fees, and $354 thousand of other expenses) due to system enhancements from a bankwide conversion in April 2011. Cost increases for salaries and benefits were $3.4 million primarily due to salaries, incentive compensation and benefits increases including staffing increases primarily as a result of expansion of commercial lending and residential mortgage divisions. Legal, accounting, and professional fees expense increased $613 thousand, substantially due to higher problem loan collection costs. Premises and equipment expenses were $661 thousand lower due primarily to the consolidation of two branches during 2010. Marketing and advertising costs increased by $453 thousand due primarily to nonrecurring special event marketing expense. Data processing costs increased by $343 thousand due to system enhancements and to expanded customer transaction costs. FDIC insurance premiums on the higher levels of deposits were only slightly higher in the first six months in 2011 as compared to 2010 due to a lower FDIC premium rate which took effect on April 1, 2011. Other expenses increases for the first six months of 2011 versus 2010 amounted to $462 thousand associated primarily with expenses on disposition of OREO property.

Total noninterest expenses were $14.9 million for the three months ended June 30, 2011, as compared to $13.1 million for the three months ended June 30, 2010, a 14% increase. This increase includes $291 thousand of nonrecurring expenses ($32 thousand for data processing, $60 thousand for legal, accounting and professional fees, and $199 thousand of other expenses) due to system enhancements from a bankwide conversion in April 2011. Cost increases were incurred for salaries and benefits of $1.8 million due substantially to additional commercial lending and support and residential mortgage staff, and to increases in incentive compensation. Premises and equipment expenses were $560 thousand lower due primarily to the benefits from consolidation of two branches during 2010. Marketing and advertising costs increased by $466 thousand due primarily to nonrecurring special event marketing expense. Data processing costs increased by $269 thousand due to system enhancements and to expanded customer transaction costs. FDIC insurance premiums were $101 thousand less due to lower FDIC premiums which took effect on April 1, 2011. Other expenses decreased by $121 thousand for the period ended June 30, 2011 compared to the same period in 2010, primarily due to a decrease of $216 thousand for the operating and disposition costs of OREO properties. The efficiency ratio was 55.13% for the second quarter of 2011, as compared to 63.69% for the second quarter of 2010. As compared to the first quarter of 2011, the second quarter efficiency ratio was lower (from 58.57% to 55.13%) due to increases in revenue (net interest income and noninterest income) substantially offsetting increases in noninterest expenses.

The ratio of common equity to total assets decreased from 8.99% at June 30, 2010 to 8.23% at June 30, 2011 due to an increase in balance sheet leverage.  As discussed below, the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first six months of 2011, net interest income increased 27% over the same period for 2010. Average loans increased $345 million and average deposits increased by $333 million.  The net interest margin was 4.27% for the six months of 2011, as compared to 4.04% for the six months of 2010.  The Company has been able to maintain its loan yields in 2011 close to 2010 levels due to loan pricing practices, and has been able to reduce its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable to peer banking companies.

Net interest income increased 28% for the three months ended June 30, 2011 over the same period in 2010, resulting from a 22 basis point increase in the net interest margin and strong balance sheet growth. For the three months ended June 30, 2011, the net interest margin was 4.32% as compared to 4.10% for the three months ended June 30, 2010.

The tables below presents the average balances and rates of the various categories of the Company’s assets and liabilities for the three and six months ended June 30, 2011 and 2010.  Included in the tables is a measurement of interest rate spread and margin.  Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(dollars in thousands)
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$10,265	$17	0.66%	$7,683	$26	1.36%
Loans held for sale	19,419	168	3.47%	6,721	81	4.83%
Loans (1) (2)	1,864,722	27,111	5.83%	1,482,604	21,797	5.90%
Investment securities available for sale (2)	252,096	1,665	2.65%	250,276	1,738	2.79%
Federal funds sold	73,635	35	0.19%	74,659	47	0.25%
Total interest earning assets	2,220,137	28,996	5.24%	1,821,943	23,689	5.22%

Total noninterest earning assets	84,387			81,188
Less: allowance for credit losses	26,195			21,370
Total noninterest earning assets	58,192			59,818
TOTAL ASSETS	$2,278,329			$1,881,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$61,623	$48	0.31%	$53,448	$53	0.40%
Savings and money market	816,587	2,067	1.02%	673,794	2,046	1.22%
Time deposits	600,145	2,282	1.53%	495,727	2,218	1.79%
Total interest bearing deposits	1,478,355	4,397	1.19%	1,222,969	4,317	1.42%
Customer repurchase agreements	103,720	171	0.66%	96,709	195	0.81%
Other short-term borrowings	88	—	—	5,231	9	0.69%
Long-term borrowings	49,300	534	4.34%	49,300	551	4.48%
Total interest bearing liabilities	1,631,463	5,102	1.25%	1,374,209	5,072	1.48%

Noninterest bearing liabilities:
Noninterest bearing demand	424,482			306,529
Other liabilities	7,458			6,157
Total noninterest bearing liabilities	431,940			312,686

Stockholders’ equity	214,926			194,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,278,329			$1,881,761

Net interest income		$23,894			$18,617
Net interest spread			3.99%			3.74%
Net interest margin			4.32%			4.10%

(1)     Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.3 million and $705 thousand for the three months ended June 30, 2011 and 2010, respectively.

(2)     Interest and fees on loans and investments exclude tax equivalent adjustments.

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(dollars in thousands)
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$10,329	$36	0.70%	$7,621	$59	1.56%
Loans held for sale	19,466	373	3.86%	3,976	95	4.82%
Loans (1) (2)	1,789,714	51,521	5.81%	1,444,366	42,245	5.90%
Investment securities available for sale (2)	244,878	3,285	2.71%	257,610	3,715	2.91%
Federal funds sold	77,891	77	0.20%	74,580	83	0.22%
Total interest earning assets	2,142,278	55,292	5.20%	1,788,153	46,197	5.21%

Total noninterest earning assets	84,224			81,790
Less: allowance for credit losses	25,540			21,097
Total noninterest earning assets	58,684			60,693
TOTAL ASSETS	$2,200,962			$1,848,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$61,551	$111	0.36%	$52,002	$86	0.33%
Savings and money market	785,814	3,976	1.02%	649,849	4,131	1.28%
Time deposits	575,213	4,421	1.55%	501,376	4,638	1.87%
Total interest bearing deposits	1,422,578	8,508	1.21%	1,203,227	8,855	1.48%
Customer repurchase agreements and federal funds purchased	97,472	321	0.66%	92,050	378	0.83%
Other short-term borrowings	44	—	—	7,602	27	0.72%
Long-term borrowings	49,300	1,063	4.35%	49,300	1,097	4.49%
Total interest bearing liabilities	1,569,394	9,892	1.27%	1,352,179	10,357	1.54%

Noninterest bearing liabilities:
Noninterest bearing demand	411,409			297,701
Other liabilities	8,233			5,827
Total noninterest bearing liabilities	419,642			303,528

Stockholders’ equity	211,926			193,139
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,200,962			$1,848,846

Net interest income		$45,400			$35,840
Net interest spread			3.93%			3.67%
Net interest margin			4.27%			4.04%

(1)     Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $2.0 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively.

(2)     Interest and fees on loans and investments exclude tax equivalent adjustments.

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

During the first six months of 2011, the allowance for credit losses increased $2.7 million reflecting $5.3 million in provision for credit losses and $2.6 million in net charge-offs during the period. The provision for credit losses was $5.3 million for the six months ended June 30, 2011 as compared to $3.8 million for the six months ended June 30, 2010. The higher provisioning in 2011 as compared to 2010 is attributable to substantially higher amounts of loan growth in the first six months of 2011 compared to 2010, while net charge-offs were slightly lower in 2011 as compared to 2010.

During the three months ended June 30, 2011, the allowance for credit losses increased $1.9 million, reflecting $3.2 million in provision for credit losses and $1.3 million in net charge-offs during the period. The provision for credit losses was $3.2 million for the second quarter of 2011 as compared to $2.1 million for the second quarter of 2010. The higher provisioning in 2011 as compared to 2010 is attributable to substantially higher amounts of loan growth.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Six Months Ended
	June 30,
(dollars in thousands)	2011	2010
Balance at beginning of year	$24,754	$20,619
Charge-offs:
Commercial (1)	1,799	1,614
Investment - commercial real estate	277	52
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	95	—
Construction - commercial and residential	741	1,003
Home equity	—	—
Other consumer	6	9
Total charge-offs	2,918	2,678

Recoveries:
Commercial (1)	14	7
Investment - commercial real estate	126	3
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	167	—
Home equity	1	—
Other consumer	—	—
Total recoveries	308	10
Net charge-offs	2,610	2,668

Additions charged to operations	5,331	3,790
Balance at end of period	$27,475	$21,741

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.29%	0.37%

(1) Includes SBA loans.

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	June 30, 2011		December 31, 2010
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$9,050	25%	$8,630	26%
Investment - commercial real estate	7,303	37%	6,668	37%
Owner occupied - commercial real estate	2,046	12%	2,064	13%
Real estate mortgage - residential	365	2%	115	1%
Construction - commercial and residential	7,131	19%	5,745	18%
Home equity	1,508	5%	1,441	5%
Other consumer	72	—	91	—
Unallocated	—	—	—	—
Total loans	$27,475	100%	$24,754	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, the nonperforming portion of troubled debt restructurings and other real estate owned, totaled $34.7 million at June 30, 2011, representing 1.47% of total assets, higher than the $32.0  million of nonperforming assets, or 1.53% of total assets, at December 31, 2010 and higher than the $28.9 million of nonperforming assets, or 1.49% of total assets, at June 30, 2010. The Company had no accruing loans 90 days or more past due at June 30, 2011, June 30, 2010 or December 31, 2010. The primary cause of the increases from prior periods is due to one large commercial real estate loan amounting to $12.0 million that was placed on nonaccrual in the first quarter of 2011. Management believes the loan is well secured and anticipates no loss of principal. Other nonaccrual assets declined primarily due to a net OREO decline of $3.3 million from December 31, 2010 and of $122 thousand from June 30, 2010, payments received on nonperforming loans, and the charge off of uncollectible balances. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.41% of total loans at June 30, 2011 is adequate to absorb potential credit losses within the loan portfolio at that date.

Included in nonperforming assets at June 30, 2011 were $3.4 million of OREO, consisting of eleven foreclosed properties. The Company had eleven foreclosed properties with a net carrying value of $6.7 million at December 31, 2010 and ten foreclosed properties with a net carrying value of $3.6 million at June 30, 2010.  OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company’s policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first six months of 2011, five foreclosed properties with a net carrying value of $5.6 million were sold for a net loss of $39 thousand.

Included in nonperforming assets are loans that the Company considers impaired. Impaired loans are defined as those which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement, as well as that portion of loans whose terms have been modified in a troubled debt restructuring (“TDR”) which have not shown a period of performance as required under applicable accounting standards. Valuation allowances for those loans determined to be impaired are evaluated in accordance with ASC Topic 310—“Receivables,” and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan is determined by current appraised value less estimated costs to sell the underlying collateral, which may be adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi-unit real estate project may indicate the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans are updated on a not less than annual basis.

Loans are considered to have been modified in a TDR when due to a borrower’s financial difficulties the Company makes concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDR’s as the accommodation of a borrower’s request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example, (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had three TDR’s at June 30, 2011 totaling approximately $4.4 million, $3.1 million of which was performing under the modified terms at June 30, 2011. These loans have demonstrated a period of at least six months of performance under the modified terms.

Total nonperforming loans amounted to $31.2 million at June 30, 2011 (1.60% of total loans), compared to $25.3 million at December 31, 2010 (1.51% of total loans) and $25.3 million at June 30, 2010 (1.68% of total loans).  The increase in the ratio of nonperforming loans to total loans at June 30, 2011 as compared to June 30, 2010, and the decline in the ratio of the allowance for loan losses to nonperforming loans between those periods, is due to one large commercial real estate loan amounting to $12.0 million, on which no principal loss is anticipated, that was placed on nonaccrual in the first quarter of 2011.

The following table shows the amounts of nonperforming assets at the dates indicated.

	June 30,		December 31,
(dollars in thousands)	2011	2010	2010
Nonaccrual Loans:
Commercial	$4,649	$4,307	$5,137
Investment - commercial real estate	3,313	1,897	3,831
Owner occupied - commercial real estate	295	6,944	—
Real estate mortgage - residential	1,047	251	760
Construction - commercial and residential	19,974	10,611	13,438
Home equity	645	16	297
Other consumer	9	—	535
Accrual loans-past due 90 days:
Commercial	—	—	—
Other consumer	—	—	—
Real estate - commercial	—	—	—
Restructured loans (1)	1,289	1,297	1,289
Total nonperforming loans	31,221	25,323	25,287
Other real estate owned	3,434	3,556	6,701
Total nonperforming assets	$34,655	$28,879	$31,988

Coverage ratio, allowance for credit losses to total nonperforming loans	88.00%	85.86%	97.89%
Ratio of nonperforming loans to total loans	1.60%	1.68%	1.51%
Ratio of nonperforming assets to total assets	1.47%	1.49%	1.53%

(1)     Excludes TDRs returned to performing status totaling $3.1 million at June 30, 2011. These loans have demonstrated a period of at least six months of performance under the modified terms.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At June 30, 2011, there were $26.2 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $26.2 million in potential problem loans at June 30, 2011, compared to $36.5 million at December 31, 2010, and $32.2 million at June 30, 2010.   The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company’s loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See Allowance for Loan Credit Losses for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the first six months of 2011 was $6.1 million compared to $3.2 million in 2010, an increase of 90%. This increase was due primarily to a $2.3 million increase in gains realized on the sale of residential loans and $222 thousand increase in gains realized on the sale of SBA loans. Other noninterest income increased by $401 thousand primarily due to other loan income and ATM fees. Investment gains realized in the first six months of 2011 amounted to $591 thousand as compared to $573 thousand for the first six months of 2010. Investment gains in the first six months of 2011 were the result of asset/liability management decisions to sell a portion of mortgage-backed securities that exhibited prepayment risk. Excluding investment securities gains, total noninterest income was $5.5 million for the six months of 2011 as compared to $2.7 million for 2010, a 108% increase.

Total noninterest income for the three months ended June 30, 2011 increased to $3.2 million from $2.0 million for the three months ended June 30, 2010, a 59% increase. This increase was due primarily to increases of $787 thousand in gains realized on the sale of residential loans and $122 thousand of gains on the sale of SBA loans and to $347 thousand from increases in other income primarily associated with loan fee income. Investment gains realized in the second quarter of 2011 amounted to $591 thousand as compared to $573 thousand for the second quarter of 2010.  Excluding investment securities gains, total noninterest income was $2.6 million for the second quarter of 2011 as compared to $1.4 million for the second quarter of 2010, an 82% increase.

For the six months ended June 30, 2011, service charges on deposit accounts decreased $65 thousand, a 4% decrease from the same six month period in 2010. For the three months ended June 30, 2011, service charges on deposit accounts decreased from $756 thousand to $672 thousand compared to the same period in 2010, a decrease of 11%. The decrease for the six and three month periods was due to the impact of lower market rates on earnings credits, and to timing differences on revenue recognition due to system conversions in April 2011.

For the six months ended June 30, 2011 gain on sale of loans increased from $251 thousand to $2.8 million, compared to the same period in 2010. For the three months ended June 30, 2011 gain on sale of loans increased 461%, from $197 thousand to $1.1 million, compared to the same period in 2010. For the six months ended June 30, 2011 gains on the sale of SBA loans increased $222 thousand while gains on the sale of residential mortgages increased $2.3 million as compared to the same six month period in 2010. For the three months ended June 30, 2011 gains on the sale of SBA loans increased $122 thousand while gains on the sales of residential mortgages increased $787 thousand compared to the same three month period in 2010.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $2.4 million for the six months ended June 30, 2011 compared to $97 thousand in the same period in 2010, due to expansion of the residential mortgage origination and sales division in the second quarter of 2010. For the three months ended June 30, 2011and 2010, gains on the sale of residential mortgage loans were $871 thousand and $57 thousand, respectively. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases.  There have been no repurchases due to fraud or payment defaults.  The reserve amounted to $48 thousand at June 30, 2011 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $376 thousand and $260 thousand for the six and three months ended June 30, 2011, respectively,  compared to $154 thousand and $138 thousand for the same three and six month periods in 2010. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. Beginning in 2010, the Company’s earnings from the sale of the guaranteed portion of SBA loans originated were impacted by the new accounting standard, ASC Topic 860, “Transfers and Servicing,” which requires that the recognition of profit on the sale of loans be deferred until all repurchase recourse provisions are met, which is typically a period of 90-120 days. Effective in March 2011, the SBA relaxed its recourse provisions.

Other income totaled $1.1 million for the six months ended June 30, 2011 as compared to $705 thousand for the same period in 2010, an increase of 57%. The major components of income in this category consist of ATM fees, SBA servicing fees, noninterest loan fees and other noninterest fee income. ATM fees increased from $261 thousand for the six months ended June 30, 2010 to $347 thousand for the same period in 2011, a 33% increase. SBA servicing fees decreased from $112 thousand for the six months ended June 30, 2010 to $103 thousand for the same period in 2011, an 8% decrease, as the portfolio of serviced loans declined. Noninterest loan fees increased from $261 thousand for the six months ended June 30, 2010 to $537 thousand for the same period in 2011, a 106% increase. Other noninterest fee income was $118 thousand for the six months ended June 30, 2011 compared to $71 thousand for the same period in 2010, a 67% increase. Other income totaled $724 thousand for the three months ended June 30, 2011 as compared to $377 thousand for the same period in 2010, an increase of 92%. ATM fees increased from $144 thousand for the three months ended June 30, 2010 to $190 thousand for the same period in 2011, a 32% increase. SBA servicing fees increased from $47 thousand for the three months ended June 30, 2010 to $56 thousand for the same period in 2011, a 55% increase. Noninterest loan fees increased from $159 thousand for the three months ended June 30, 2010 to $408 thousand for the same period in 2011, a 156% increase. Other noninterest fee income was $58 thousand for the three months ended June 30, 2011 compared to $37 thousand for the same period in 2010, a 58% increase.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expense was $29.2 million for the six months ended June 30, 2011 compared to $24.6 million for the six months ended June 30, 2010, an increase of 19%. This increase includes $446 thousand of nonrecurring expenses ($32 thousand for data processing, $60 thousand for legal, accounting and professional fees, and $354 thousand of other expenses) due to system enhancements from a bankwide conversion in April 2011.

Total noninterest expense was $14.9 million for the three months ended June 30, 2011 compared to $13.1 million for the three months ended June 30, 2010, an increase of 14%. This increase includes $291 thousand of nonrecurring expenses ($32 thousand for data processing, $60 thousand for legal, accounting and professional fees, and $199 thousand of other expenses) due to system enhancements from a bankwide conversion in April 2011.

Salaries and employee benefits were $15.1 million for the six months ended June 30, 2011, as compared to $11.6 million for 2010, a 29% increase. Salaries and employee benefits were $7.8 million for the three months ended June 30, 2011, as compared to $6.0 million for 2010, a 30% increase. These increases were primarily due to merit increases, higher incentive compensation and benefits, and staffing increases primarily as a result of expansion of commercial lending and residential mortgage divisions. At June 30, 2011, the Company’s staff numbered 312, as compared to 292 at December 31, 2010 and 262 at June 30, 2010.

Premises and equipment expenses amounted to $4.0 million for the six months ended June 30, 2011 as compared to $4.7 million for the same period in 2010, a 14% decrease. Premises and equipment expenses amounted to $2.0 million for the three months ended June 30, 2011 as compared to $2.6 million for the same period in 2010.    The decrease in expense for the six and three month periods ended June 30, 2011 is due primarily to approximately $1.2 million of premises and equipment expenses related to benefits of consolidation of two offices closed in 2010. This decrease in expense was partially offset by the additional expenses of approximately $372 thousand related to the opening of a new office in January 2011 and additional space for the residential mortgage origination and sales division beginning in the second quarter of 2010. Additionally, for the six and three months ended June 30, 2011, the Company recognized $160 thousand and $89 thousand of sublease revenue as compared to $170 thousand and $74 thousand for the same period in 2010. The sublease revenue is a direct offset of premises and equipment expenses.

Marketing and advertising expenses increased from $528 thousand for the six months ended June 30, 2010 to $981 thousand for the same period in 2011, an 86% increase. Marketing and advertising expenses increased from $281 thousand for the three months ended June 30, 2010 to $747 thousand for the same period in 2011, a 166% increase.  The primary reason for the increase in both the six and three month periods were due primarily to nonrecurring special event marketing expense.

Data processing expenses increased from $1.3 million for the six months ended June 30, 2010 to $1.6 million for the same period in 2011, an increase of 27%. Data processing expenses increased from $643 thousand for the three months ended June 30, 2010 to $912 thousand in the same period in 2011, a 42% increase. The six and three month increase in expense was due primarily to system enhancements and to expanded customer transaction costs.

Legal, accounting and professional fees were $2.1 million for the six months ended June 30, 2011, as compared to $1.5 million for same period in 2010, an increase of 40%. Legal, accounting and professional fees were $1.0 million for the three months ended June 30, 2010, as compared to $952 thousand for same period in 2010, a 5% increase. The increase in legal and professional fee expense for both the six and three months periods were substantially due to higher problem loan collection costs.

FDIC insurance premiums were $1.3 million for both the six months ended June 30, 2011 and 2010. FDIC insurance premiums were $600 thousand for the three months ended June 30, 2011, as compared to $701 thousand in 2010, a 14% decrease. FDIC insurance premiums were $101 thousand less in the second quarter of 2011 as compared to 2010 due to lower FDIC premiums which took effect on April 1, 2011. FDIC insurance premiums on the higher levels of deposits were only slightly higher in the first six months in 2011 and lower for the three months ended as compared to 2010 due to a lower FDIC premium rate which took effect on April 1, 2011.

Other expenses, increased to $4.1 million in the first six months of 2011 from $3.6 million for the same period in 2010, an increase of 13%. For the three months ended June 30, 2011, other expenses amounted to $1.9 million as compared to $2.0 million for the same period in 2010, a decrease of 6%. The major components of cost in this category include insurance expenses, broker fees, telephone, director fees, OREO expenses and other losses.  For the six and three months ended June 30, 2011, the significant increases in this category as compared to the same periods in 2010, were primarily OREO expenses and related loss on the valuation adjustments and sale of OREO properties.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) decreased to 35.7% for the six months ended June 30, 2011 as compared to 36.0% for the same period in 2010.  For the second quarter of 2011 as compared to 2010, the effective tax rate was 35.6% compared to 36.0%. The lower effective tax rate for both the six and three month periods relates to higher average tax exempt investments and loans, including associated tax credits.

FINANCIAL CONDITION

Summary

At June 30, 2011, the Company’s total assets were $2.4 billion, loans were $1.9 billion, excluding loans held for sale, deposits were $1.9 billion, other borrowings, including customer repurchase agreements, were $186.2 million and shareholders’ equity was $217.0 million.  As compared to December 31, 2010, total assets increased by $264.3 million (13%), loans increased by $273.0 million (16%), investment securities available for sale, federal funds sold and other short-term investments increased by $29.4 million (11%), deposits increased by $214 million (12%), customer repurchase agreements and borrowings increased by $39.3 million (40%) and shareholders’ equity increased by $12.3 million (6%).

A substantial portion of the deposit growth in 2011 is due to focused sales effort to attract more core deposit customers, and an emphasis on requiring loan customers to maintain deposits with the Bank. Due to loan growth exceeding core deposit growth in the first six months of 2011, the Company utilized $142.4 million of brokered funds from reliable national sources at favorable term rates as a funding source. Approximately 32% of the Bank’s deposits at June 30, 2011 ($617.5 million), and 31% at December 31, 2010 ($527.7 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term.

Loans, net of amortized deferred fees and costs, at June 30, 2011, December 31, 2010 and June 30, 2010 by major category are summarized below.

	June 30, 2011		December 31, 2010		June 30, 2010
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$482,680	25%	$411,744	26%	$370,893	25%
Investment - commercial real estate	719,450	37%	619,714	37%	566,668	38%
Owner occupied - commercial real estate	242,266	12%	223,986	13%	209,438	14%
Real estate mortgage - residential	36,794	2%	15,926	1%	11,175	1%
Construction - commercial and residential (1)	370,588	19%	308,081	18%	252,934	17%
Home equity	90,827	5%	89,936	5%	87,009	6%
Other consumer	5,871	—	6,113	—	6,295	—
Total loans	1,948,476	100%	1,675,500	100%	1,504,412	100%
Less: Allowance for Credit Losses	(27,475)		(24,754)		(21,045)
Net loans	$1,921,001		$1,650,746		$1,483,367

(1) Includes loans for land acquisition and development.

In its lending activities, the Company seeks to develop sound relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

Loan growth over the past six months has been favorable, with loans outstanding reaching $1.9 billion at June 30, 2011, an increase of $273.0 million or 16% as compared to $1.7 billion at December 31, 2010, and increased $444.1 million or 30% as compared to $1.5 billion at June 30, 2010. The loan growth was predominantly in the commercial, investment - commercial real estate and construction — commercial and residential segments.  Traditional sources of credit for commercial real estate transactions remain constrained and the Bank has been able to capitalize on this environment and acquire significant new customers because of the Bank’s ability and willingness to lend.  Commercial real estate leasing in the Bank’s market area has held up far better than in other markets and values have generally seen only minor diminution.  Job growth in the Maryland and Virginia suburbs has created housing demand and regional and national builders are again beginning to take down lots.  Meanwhile, multi-family properties in a number of sub-markets within the Bank’s market area are experiencing normalized vacancy rates, indicating a balance of supply and demand.  Construction loans increased year over year as demand for new construction loans have begun to return and the Bank is selectively evaluating projects. Commercial loan growth has picked up as several new and sizeable relationships were captured from other banks in the market. Consumer loan balances, a relatively minor focus of the Company’s lending efforts, were essentially unchanged.

The Bank has a large proportion of its loan portfolio related to real estate with 70% consisting of commercial real estate, owner occupied, residential mortgage real estate and commercial and residential construction loans. Real estate also serves as collateral for loans made for other purposes, resulting in 74% of loans being secured by real estate.

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts and savings accounts. Additionally, the Bank obtains certificates of deposits from the local market areas surrounding the Bank’s offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds.  To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB; federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and the Promontory Interfinancial Network, LLC network.

For the six months ended June 30, 2011, noninterest bearing deposits increased $36.6 million as compared to December 31, 2010, while interest bearing deposits increased by $177.4 million during the same period. Of the total increase of $214.0 million of deposit growth in the first six months of 2011, $142.4 million represented brokered deposits. Average total deposits for the first six months of 2011 were $1.83 billion, as compared to $1.50 billion for the same period in 2010, a 22% increase. Average brokered deposits were $101.6 million for the first six months of 2011 as compared to $61.3 million for the first six months of 2010.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC for “one-way buy” transactions. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance.  These reciprocal CDARS funds are classified as brokered deposits. At June 30, 2011, total time deposits included $282.9 million of brokered deposits, which represented 15% of total deposits. The CDARS reciprocal component represented $71.7 million or 4% of total deposits. These sources are believed to represent a reliable and cost efficient alternative funding source for the Company. At December 31, 2010, total time deposits included $151.6 million of brokered deposits, which represented 9% of total deposits. The CDARS component represented $91.5 million, or 5% of total deposits.

At June 30, 2011, the Company had $436.9 million in noninterest bearing demand deposits, representing 22% of total deposits. This compared to $400.3 million of these deposits at December 31, 2010 or 23% of total deposits.  These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve. As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) banks are no longer prohibited from paying interest on demand deposits account, including those from businesses, effective in July 2011.  At this point, the Bank has elected to not pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the longer-term what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank is currently evaluating options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated, as the payment of interest on accounts will not permit those business checking accounts above $250,000 to receive deposit insurance, a factor deemed important.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $136.9 million at June 30, 2011 compared to $97.6 million at December 31, 2010. Customers repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Bank had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at June 30, 2011 and December 31, 2010. The Bank had $40.0 million of borrowings outstanding under its credit facility from the FHLB at June 30, 2011 and December 31, 2010.   Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

The Company has a credit facility with United Bank, secured by the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at June 30, 2011 or

December 31, 2010. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company has issued an aggregate of $9.3 million of subordinated notes, due 2016. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities and income from operations.  The Bank’s investment portfolio of debt securities is held in an available-for-sale status and at June 30, 2011 had an unrealized gain position, which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $30 million line of credit with a regional bank, secured by the stock of the Bank, against which there were no amounts outstanding at June 30, 2011. Additionally, the Bank can purchase up to $82.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at June 30, 2011 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $351.0 million, against which there was $83.1 million outstanding at June 30, 2011. At June 30, 2011, the Bank was also eligible to make advances from the FHLB up to $306.2 million based on collateral at the FHLB, of which $40.0 million was outstanding at June 30, 2011. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

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

At June 30, 2011, under the Bank’s liquidity formula, it had $833.0 million of primary and secondary liquidity sources, which was deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at June 30, 2011 are as follows:

(dollars in thousands)

Unfunded loan commitments	$484,925
Unfunded home equity lines of credit	56,046
Letters of credit	45,286
Total	$586,257

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

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The Asset Liability Committee (“ALCO”) of the Bank’s Board of Directors formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives. During the three months ended June 30, 2011, the Company was able to both increase its net interest income and manage its overall interest rate risk position.

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should rates remain at current levels and has been managing the investment portfolio to mitigate extension risk in that same portfolio should rates increase. In the second quarter of 2011, the investment portfolio balance was essentially maintained by reinvesting cash flows from maturing mortgaged backed securities into a combination of US Agency issues and structured mortgaged backed securities. The duration of the investment portfolio declined to 3.2 years at June 30, 2011 from 3.8 years at December 31, 2010. In the loan portfolio, the re-pricing duration of the portfolio was 14 months at June 30, 2011, as compared to 11 months at December 31, 2010, with fixed rate loans amounting to 38% of total loans at June 30, 2011 (37% at December 31, 2010) and variable and adjustable rate loans at 62% of total loans at June 30, 2011 (63% at December 31, 2010). Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, the Company extended the duration of the portfolio to 33 months at June 30, 2011, as longer-term brokered deposits acquired offset shorter durations from other term deposits as compared to December 31, 2010. The Company is seeking to acquire more fixed rate longer-term funding at today’s lower interest rates, whether core or non-core funding. However, the growth of core deposits, which enhance franchise value and provide a stable funding source, has been a major objective which has been met by the Company over the past 18 months, adding liquidity and enhanced asset sensitivity to the balance sheet, which includes the level of loans held for sale.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations. These factors have resulted in less pressure on loan yields over the past twelve months, as average interest rates have declined, thereby contributing to enhancing the Company’s net interest margin in the second quarter of 2011 and first six months of 2011 as compared to 2010. Subject to interest rate floor rates, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before tax on the investment portfolio increased to $5.4 million at June 30, 2011 from $3.4 million at December 31, 2010, with $591 thousand of realized gains recorded for the quarter ended June 30, 2011.

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

For the analysis presented below, at June 30, 2011, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at June 30, 2011 shows a moderate effect on net interest income (over the next 12 months) as well as to the economic value of equity when interest rates are shocked both down 100, 200 and 300 basis points and up 100, 200 and 300 basis points due substantially to the significant level of variable rate and repriceable assets and liabilities. The repricing duration of the investment portfolio at June 30, 2011 is 3.2 years, the loan portfolio 1.2 years, the interest bearing deposit portfolio 2.2 years and the borrowed funds portfolio 1.0 years.

The following table reflects the result of simulation analysis on the June 30, 2011 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+300	-1.1%	-2.4%	-2.8%
+200	-2.6%	-5.9%	-1.5%
+100	-2.2%	-4.9%	-0.3%
0	—	—	—
-100	+1.1%	+2.4%	-3.7%
-200	+2.6%	+6.0%	-6.7%
-300	+1.6%	+3.6%	-6.4%

The results of simulation are within the policy limits adopted by the Company.  For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, and 18% for a 300 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, and 20% for a 300 basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at June 30, 2011 are not considered to be material. The negative impact of -2.2% in net interest income and -4.9% in net income given a 100 basis point increase in market interest rates reflects in large measure interest rate floors that operate within many loan agreements. Until interest rates rise above the loan’s floor interest rate, no additional interest income is achieved, causing some compression of net interest income as liability costs increase at a faster pace than asset yields.

In the second quarter of 2011, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. This risk position was similar to the interest rate risk position at December 31, 2010 and March 31, 2011.

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

For the second quarter of 2011, average market interest rates declined as compared to the second quarter of 2010 and the yield curve was relatively unchanged.  The average two year U.S. Treasury rate declined by 30 basis points and the average ten year U.S. Treasury rate declined by 29 basis points. In that environment, the Company was able to increase its net interest spread and margin for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The Company believes that the change in the net interest spread for the three months ended June 30, 2011 as compared to June 30, 2010 has been consistent with its risk analysis at December 31, 2010.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 88% of the Company’s revenue for the second quarter of 2011, as compared to 90% of the Company’s revenue for the second quarter of 2010. The Company’s net interest margin increased in the second quarter of 2011 as compared to the second quarter of 2010 by 22 basis points (from 4.10% to 4.32%) due to declines in funding costs more than offsetting declines in the yields on earning assets. This change was consistent with the interest rate risk modeling at March 31, 2011.

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

At June 30, 2011, the Company had a positive GAP position of approximately 9.09% of total assets out to three months and a positive cumulative GAP position of 5.13% of total assets out to 12 months; as compared to a positive GAP position of approximately 19.1% of total assets out to three months and a positive cumulative GAP position of 12.7% out to 12 months at December 31, 2010. The change in the GAP position at June 30, 2011 as compared to December 31, 2010 relates primarily to a decline in the number of assets to reprice in the next three months compared to December 31, 2010. The change in the GAP position at June 30, 2011 as compared to December 31, 2010 is not judged material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optimality within the balance sheet.   The current position is within guideline limits established by the ALCO.

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

GAP Analysis

June 30, 2011

(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$52,101	$19,706	$80,090	$32,976	$65,146	$250,019
Loans (1)(2)	1,035,707	187,858	375,138	277,844	97,418	1,973,965
Fed funds and other short-term investments	42,955	—	—	—	—	42,955
Other earning assets	—	13,543	—	—	—	13,543
Total	$1,130,763	$221,107	$455,228	$310,820	$162,564	$2,280,482	$73,234	$2,353,716

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$12,111	$36,334	$96,889	$96,889	$194,657	$436,880
Interest bearing transaction	67,458	—	—	—	—	67,458
Savings and money market	573,302	—	122,851	122,851	—	819,004
Time deposits	127,081	277,853	168,686	43,872	—	617,492
Customer repurchase agreements and fed funds purchased	136,897	—	—	—	—	136,897
Other borrowings	—	—	10,000	20,000	19,300	49,300
Total	$916,849	$314,187	$398,426	$283,612	$213,957	$2,127,031	$9,658	$2,136,689
GAP	$213,914	$(93,080)	$56,802	$27,208	$(51,393)	$153,451
Cumulative GAP	$213,914	$120,834	$177,636	$204,844	$153,451

Cumulative gap as percent of total assets	9.09%	5.13%	7.55%	8.70%	6.52%

(1)  Includes loans held for sale.

(2)  Non-accrual loans are included in the over 60 months category.

Over the next twelve months, as reflected in the GAP table above, the Company has an excess of rate sensitive assets over rate sensitive liabilities of 5.13% out to 12 months. During 2011, the Company has recognized the probability of higher interest rates and has repositioned both its investment portfolio and its borrowed funds to better position the Company for that probability, while not exposing the Company to negative effects should interest rates either stay fairly stable or decline.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years.  Commercial real estate loans and construction, land and land development loans represent 551% and 153%, respectively of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.  Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV. The credit facility is secured by a first lien on all of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.75%. Interest is payable on a monthly basis. The term of the credit facility expired on June 20, 2011, which was extended for 90 days.  The Company is currently in negotiations to finalize the terms of the new credit facility.  At any time, provided no event of default exists, the Company may term out repayment of up to $20 million of the credit facility up to a five year term. There were no amounts outstanding under this credit at June 30, 2011 and December 31, 2010.

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

The actual capital amounts and ratios for the Company and Bank as of June 30, 2011, December 31, 2010 and June 30, 2010 are presented in the table below.

					For Capital	To Be Well
	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *

As of June 30, 2011
Total capital (to risk weighted assets)	$241,881	11.33%	$220,615	10.40%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	205,882	9.64%	194,094	9.15%	4.0%	6.0%
Tier 1 capital (to average assets)	205,882	9.07%	194,094	8.60%	3.0%	5.0%

As of December 31, 2010
Total capital (to risk weighted assets)	$226,131	11.64%	$204,250	10.60%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	192,988	9.91%	180,146	9.35%	4.0%	6.0%
Tier 1 capital (to average assets)	192,988	9.32%	180,146	8.82%	3.0%	5.0%

As of June 30, 2010
Total capital (to risk weighted assets)	$212,471	12.85%	$176,026	10.76%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	184,345	11.15%	155,570	9.51%	4.0%	6.0%
Tier 1 capital (to average assets)	184,345	9.84%	155,570	8.46%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.  At June 30, 2011 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

During the quarter ended June 30, 2011, we completed the implementation of a new suite of software applications from our vendor, FIS, Inc., including, but not limited to, general ledger, accounts payable, debit card and electronic payments, teller cash system, new deposit account set up platform, and daily core processing of customer account transactions and balances, including calculation of interest accruals. The upgrade was not made in response to any deficiency or weakness in our internal controls. Other than ongoing modifications to our information systems following the core processing system upgrade, which we believe enhance our system of internal controls, there were no changes in our system of internal control over financial reporting (as such term is defined in exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A - Risk Factors

There have been no material changes as of June 30, 2011 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Removed and Reserved

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (2)
3.3	Bylaws of the Company (3)
4.1	Warrant to Purchase Common Stock (4)
4.2	Form of Subordinated Note due 2016(5)
10.1	1998 Stock Option Plan (6)
10.2	Amended and Restated Employment Agreement between James H. Langmead and the Bank (7)
10.3	Amended and Restated Employment Agreement between Thomas D. Murphy and the Bank (8)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (9)
10.5	Amended and Restated Employment Agreement between Susan G. Riel and the Bank (10)
10.6	Fee Agreement between Robert P. Pincus and the Company (11)
10.7	2006 Stock Plan (12)
10.8	Amended and Restated Employment Agreement among Michael T. Flynn the Company and the Bank (13)
10.9	Amendment to Amended and Restated Employment Agreement among Michael T. Flynn the Company and the Bank (14)
10.10	Amended and Restated Employment Agreement between the Bank and Janice Williams (15)
10.11	Form of Note Exchange Agreement (16)
10.12	Eagle Bancorp, Inc. 2011 Employee Stock Purchase Plan (17)
11	Statement Regarding Computation of Per Share Income
See Note 5 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead
101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Consolidated Statement of Financial Position at June 30, 2011 and December 31, 2010
(ii) the Consolidated Statement of Earnings for the six and three month periods ended June 30, 2011 and 2010,
(iii) the Consolidated Statement of Changes in Shareholders’ Equity for the six month periods ended June 30, 2011 and 2010
(iv) the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and 2010
(v) the Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2011.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.
(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(7)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(8)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(10)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(11)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-150763)
(12)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)
(13)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 8, 2008
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2010.
(15)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(17)	Incorporated by reference to Exhibit 4 to Registration Statement on Form S-8 (Registration No. 333-175966).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 9, 2011	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: August 9, 2011	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief
Financial Officer of the Company