Form 10-Q
period 2011-09-30
EAGLE BANCORP INC
filed 2011-11-09
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 2, 2011, the registrant had 19,912,147 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 — Financial Statements

EAGLE BANCORP, INC.

Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(dollars in thousands, except per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,914	$12,414
Federal funds sold	22,088	34,048
Interest bearing deposits with banks and other short-term investments	718,848	11,652
Investment securities available for sale, at fair value	292,257	228,048
Federal Reserve and Federal Home Loan Bank stock	9,430	9,528
Loans held for sale	107,907	80,571
Loans	2,029,645	1,675,500
Less allowance for credit losses	(28,599)	(24,754)
Loans, net	2,001,046	1,650,746
Premises and equipment, net	11,162	9,367
Deferred income taxes	14,091	14,471
Bank owned life insurance	13,643	13,342
Intangible assets, net	4,154	4,188
Other real estate owned	2,941	6,701
Other assets	16,265	14,294
Total Assets	$3,219,746	$2,089,370

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,106,689	$400,291
Interest bearing transaction	69,762	61,771
Savings and money market	986,585	737,071
Time, $100,000 or more	351,128	344,747
Other time	233,185	182,918
Total deposits	2,747,349	1,726,798
Customer repurchase agreements	147,671	97,584
Long-term borrowings	49,300	49,300
Other liabilities	16,964	10,972
Total liabilities	2,961,284	1,884,654

Shareholders’ Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 0 at September 30, 2011 and 23,235 at December 31, 2010, discount of $0 and $653 respectively, net	—	22,582
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at September 30, 2011 and 0 at December 31, 2010	56,600
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 19,890,957, and 19,700,387, respectively	197	197
Warrant	946	946
Additional paid in capital	131,946	130,382
Retained earnings	64,389	48,551
Accumulated other comprehensive income	4,384	2,058
Total shareholders’ equity	258,462	204,716
Total Liabilities and Shareholders’ Equity	$3,219,746	$2,089,370

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

For the Nine and Three Month Periods Ended September 30, 2011 and 2010 (Unaudited)

(dollars in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest Income
Interest and fees on loans	$81,013	$64,995	$29,119	$22,655
Interest and dividends on investment securities	4,754	5,412	1,469	1,697
Interest on balances with other banks and short-term investments	172	83	136	24
Interest on federal funds sold	94	128	17	45
Total interest income	86,033	70,618	30,741	24,421
Interest Expense
Interest on deposits	13,121	12,860	4,613	4,005
Interest on customer repurchase agreements	533	545	212	167
Interest on short-term borrowings	—	27	—	—
Interest on long-term borrowings	1,603	1,647	540	550
Total interest expense	15,257	15,079	5,365	4,722
Net Interest Income	70,776	55,539	25,376	19,699
Provision for Credit Losses	8,218	5,752	2,887	1,962
Net Interest Income After Provision For Credit Losses	62,558	49,787	22,489	17,737

Noninterest Income
Service charges on deposits	2,301	2,300	880	814
Gain on sale of loans	3,872	990	1,065	739
Gain on sale of investment securities	1,445	833	854	260
Increase in the cash surrender value of bank owned life insurance	301	325	100	108
Other income	1,718	1,117	612	412
Total noninterest income	9,637	5,565	3,511	2,333
Noninterest Expense
Salaries and employee benefits	24,335	18,193	9,263	6,549
Premises and equipment expenses	5,982	6,725	1,939	2,021
Marketing and advertising	1,215	919	234	391
Data processing	2,477	1,955	876	697
Legal, accounting and professional fees	2,870	2,181	731	655
FDIC insurance	1,628	2,027	285	692
Other expenses	6,462	5,529	2,395	1,924
Total noninterest expense	44,969	37,529	15,723	12,929
Income Before Income Tax Expense	27,226	17,823	10,277	7,141
Income Tax Expense	9,842	6,219	3,783	2,375
Net Income	17,384	11,604	6,494	4,766
Preferred Stock Dividends and Discount Accretion	1,369	971	166	327
Net Income Available to Common Shareholders	$16,015	$10,633	$6,328	$4,439

Earnings Per Common Share
Basic	$0.81	$0.54	$0.32	$0.22
Diluted	$0.79	$0.53	$0.31	$0.22

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Nine Month Periods Ended September 30, 2011 and 2010 (Unaudited)

(dollars in thousands, except per share data)

						Accumulated
						Other	Total
	Preferred	Common		Additional Paid	Retained	Comprehensive	Shareholders’
	Stock	Stock	Warrants	in Capital	Earnings	Income	Equity
Balance, January 1, 2011	$22,582	$197	$946	$130,382	$48,551	$2,058	$204,716
Comprehensive Income
Net Income					17,384		17,384
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						3,193	3,193
Less: reclassification adjustment for gains net of taxes of $578 included in net income						(867)	(867)
Total Comprehensive Income							19,710
Stock-based compensation				818			818
Exercise of options for 114,624 shares of common stock				678			678
Tax benefit on non-qualified options exercised				68			68
Preferred stock:
Issuance of Series B Preferred Stock	56,600						56,600
Redemption of Series A Preferred Stock (23,235 shares)	(23,235)						(23,235)
Preferred stock dividends					(893)		(893)
Discount accretion	653				(653)		—
Balance, September 30, 2011	$56,600	$197	$946	$131,946	$64,389	$4,384	$258,462

Balance, January 1, 2010	$22,612	$195	$946	$129,211	$33,024	$2,333	$188,321
Comprehensive Income
Net Income					11,604		11,604
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						2,997	2,997
Less: reclassification adjustment for gains net of taxes of $333 included in net income						(500)	(500)
Total Comprehensive Income							14,101
Stock-based compensation				447			447
Exercise of options for 53,039 shares of common stock		2		229			231
Tax benefit on non-qualified options exercised				124			124
Capital raise issuance cost				(53)			(53)
Preferred stock:
Preferred stock dividends					(870)		(870)
Discount accretion	(75)				75		—
Balance, September 30, 2010	$22,537	$197	$946	$129,958	$43,833	$4,830	$202,301

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2011 and 2010 (Unaudited)

(dollars in thousands, except per share data)

	2011	2010
Cash Flows From Operating Activities:
Net income	$17,384	$11,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	8,218	5,752
Depreciation and amortization	1,855	2,105
Gains on sale of loans	(3,872)	(990)
Origination of loans held for sale	(432,485)	(212,790)
Proceeds from sale of loans held for sale	409,021	144,441
Net increase in cash surrender value of BOLI	(301)	(325)
Decrease in deferred income taxes	380	105
Net loss on sale of other real estate owned	299	256
Net gain on sale of investment securities	(1,445)	(833)
Stock-based compensation expense	818	447
Excess tax benefit from stock-based compensation	(68)	(124)
(Increase) decrease in other assets	(1,971)	4,999
Increase in other liabilities	5,992	2,488
Net cash provided by (used in) operating activities	3,825	(42,865)
Cash Flows From Investing Activities:
Increase in interest bearing deposits with other banks and short term investments	(87,196)	(93)
Purchases of available for sale investment securities	(233,491)	(106,219)
Proceeds from maturities of available for sale securities	87,130	46,339
Proceeds from sale/call of available for sale securities	85,923	37,038
Purchases of federal reserve and federal home loan bank stock	(891)	(4)
Proceeds from repurchase of federal reserve and federal home loan bank stock	989	647
Net increase in loans	(361,479)	(137,356)
Proceeds from sale of other real estate owned	5,660	1,859
Bank premises and equipment acquired	(3,439)	(1,371)
Net cash used in investing activities	(506,794)	(159,160)
Cash Flows From Financing Activities:
Increase in deposits	1,020,551	185,817
Increase in customer repurchase agreements	50,087	8,357
Decrease in other short-term borrowings	—	(10,000)
Issuance of Series B Preferred Stock	56,600	—
Redemption of Series A Preferred Stock	(22,582)	—
Payment of dividends on preferred stock	(893)	(870)
Proceeds from exercise of stock options	678	229
Excess tax benefit from stock-based compensation	68	124
Net cash provided by financing activities	1,104,509	183,657
Net Increase (Decrease) In Cash and Cash Equivalents	601,540	(18,368)
Cash and Cash Equivalents at Beginning of Period	46,462	110,203
Cash and Cash Equivalents at End of Period	$648,002	$91,835
Supplemental Cash Flows Information:
Interest paid	$15,548	$15,754
Income taxes paid	$10,330	$6,469
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$2,060	$1,590
Transfers from other real estate owned to loans	$3,124	$—

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the nine and three months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland; Washington, D.C.; and Arlington and Fairfax Counties in Virginia. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. The Bank offers its products and services through fifteen banking offices and various electronic capabilities, including remote deposit services. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects, where the primary financing is provided by the Bank or others.  These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending — Revenue Recognition below.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.  Actual results may differ from those estimates and such differences could be material to the financial statements.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest bearing deposits with other banks which have an original maturity of three months or less.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of September 30, 2011 and December 31, 2010. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Other assets in the Statement of Financial Condition. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other noninterest income in the Consolidated Statement of Operations.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at a premium at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses on loans sold nor will it realize gains, related to rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the rate lock commitments.

Investment Securities

The Company has no securities classified as trading, nor are any investment securities classified as held to maturity. Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, current market conditions, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses being reported as accumulated other comprehensive income, a separate component of shareholders’ equity, net of deferred income tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income in the Consolidated Statements of Operations.

Premiums and discounts on investment securities are amortized/accreted to the earlier of call or maturity based on expected lives, which lives are adjusted based on prepayment assumptions and call optionality. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary in nature result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in management’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. Management systematically evaluates investment securities for, other-than-temporary, declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.

The entire amount of an impairment loss is recognized in earnings only when (1) the Company intends to sell the debt security, or (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as comprehensive income, net of deferred taxes.

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

Management considers loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are evaluated for impairment in accordance with the Company’s portfolio monitoring and ongoing risk assessment procedures.  Management considers the financial condition of the borrower, cash flow of the borrower, payment status of the loan, and the value of the collateral, if any, securing the loan. Generally, impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer type loans which are evaluated collectively for impairment and are generally placed on nonaccrual when the loan becomes 90 days past due as to principal or interest. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (ninety days or less) provided eventual collection of all amounts due is expected.  The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided solely by the collateral.  In appropriate circumstances, interest income on impaired loans may be recognized on the cash basis.

Higher Risk Lending — Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). The additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2011 and 2010 (although normal interest income was recorded). ECV had three funding commitments at September 30, 2011, as compared to one commitment at December 31, 2010.  At September 30, 2011 two of the commitments had outstanding transactions amounting to $2.4 million as compared to one outstanding transaction at December 31, 2010 amounting to $1.3 million.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method for financial reporting purposes.  Premises and equipment are depreciated over the useful lives of the assets, which generally range from five to seven years for furniture, fixtures and equipment, to three to five years for computer software and hardware, and to ten to forty years for buildings and building improvements.  Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statements of Operations.

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

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at either December 31, 2010 or September 30, 2011.

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

New Authoritative Accounting Guidance

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. The provisions of ASU No. 2011-02 were effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 did not expected to have a material impact on the Company’s balance sheet and statement of operations.

In April 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control. The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU is not expected to have a material impact on the Company’s balance sheet and statement of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the

Company’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s balance sheet and statement of operations.

In September 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for the Company’s interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income. The adoption of ASU No. 2011-05 will have no impact on the Company’s balance sheet.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The Company performs its annual impairment test for goodwill in the fourth quarter of each year. The adoption of ASU No. 2011-08 is not expected to have a material impact on the Company’s balance sheet and statement of operations.

2.  Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2011, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services.  Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held, which interest on excess reserves was increased under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act passed in July 2010.

In September 2011, the Bank received a substantial noninterest bearing escrow deposit, which was deemed to be short term in nature. Those funds, amounting to $620 million at September 30, 2011 are held at the Federal Reserve Bank in excess reserves earning 0.25%. These invested funds are classified as “Interest bearing deposits with banks and other short-term investments” on the balance sheet.

Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with six domestic correspondent banks as compensation for services they provide to the Bank.

3. Investment Securities Available for Sale

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

		Gross	Gross	Estimated
September 30, 2011	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U. S. Government agency securities	$102,563	$1,511	$305	$103,769
Residential mortgage backed securities	133,467	3,231	159	136,539
Municipal bonds	48,516	3,127	11	51,632
Other equity investments	404	—	87	317
	$284,950	$7,869	$562	$292,257

		Gross	Gross	Estimated
December 31, 2010	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

U. S. Government agency securities	$67,288	$1,253	$143	$68,398
Residential mortgage backed securities	107,425	2,903	419	109,909
Municipal bonds	49,459	658	749	49,368
Other equity investments	445	—	72	373
	$224,617	$4,814	$1,383	$228,048

Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
September 30, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U. S. Government agency securities	$45,522	$305	$—	$—	$45,522	$305
Residential mortgage backed securities	31,268	159	—	—	31,268	159
Municipal bonds	1,156	11	—	—	1,156	11
Other equity investments	—	—	91	87	91	87
	$77,946	$475	$91	$87	$78,037	$562

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
December 31, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

U. S. Government agency securities	$7,122	$143	$—	$—	$7,122	$143
Residential mortgage backed securities	31,605	419	—	—	31,605	419
Municipal bonds	21,874	749	—	—	21,874	749
Other equity investments	—	—	106	72	106	72
	$60,601	$1,311	$106	$72	$60,707	$1,383

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.4 years. The gross unrealized loss on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker “bulletin board” exchange. The estimated fair value is determined by broker quoted prices. The unrealized loss is deemed a result of generally weak valuations for many smaller community bank stocks. The individual banking company is profitable and has a satisfactory capital position. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2011 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity.  In addition, at September 30, 2011, the Company held $9.4 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks which are required to be held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available for sale by contractual maturity are shown in the table below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011		December 31, 2010
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. Government agency securities maturing:
One year or less	$11,840	$11,949	$—	$—
After one year through five years	87,867	88,744	60,175	61,398
After five years through ten years	2,856	3,076	7,113	7,000
Residential mortgage backed securities	133,467	136,539	107,425	109,909
Municipal bonds maturing:
Five years through ten years	13,026	13,811	7,250	7,356
After ten years	35,490	37,821	42,209	42,012
Other equity investments	404	317	445	373
	$284,950	$292,257	$224,617	$228,048

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2011 was $240.3 million. As of September 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of shareholders’ equity.

4.  Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, D.C. metropolitan statistical area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at September 30, 2011 and December 31, 2010 are summarized by type as follows:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	%	Amount	%
Commercial	$470,103	23%	$411,744	26%
Investment - commercial real estate (1)	772,728	38%	619,714	37%
Owner occupied - commercial real estate	245,497	12%	223,986	13%
Real estate mortgage - residential	37,662	2%	15,926	1%
Construction - commercial and residential (1)	405,429	20%	308,081	18%
Home equity	94,008	5%	89,936	5%
Other consumer	4,218	—	6,113	—
Total loans	2,029,645	100%	1,675,500	100%
Less: Allowance for Credit Losses	(28,599)		(24,754)
Net loans	$2,001,046		$1,650,746

(1) Includes loans for land acquisition and development.

Unamortized net deferred fees amounted to $5.4 million and $4.1 million at September 30, 2011 and December 31, 2010.

As of September 30, 2011 and December 31, 2010, the Bank serviced $28.2 million and $28.1 million, respectively, of SBA loans participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Bank’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. At September 30, 2011, real estate commercial, real estate residential and real estate construction combined represented approximately 72% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Bank is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 23% of the loan portfolio at September 30, 2011 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans and the Section 7A lending program in particular, are subject to a maximum loan size established by the SBA.

Approximately 5% of the loan portfolio at September 30, 2011 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, ECV, which under its operating agreement conducts lending only to real estate projects, where the Company’s directors or lending officers have significant expertise. Such loans may have higher risk characteristics than loans made by the Bank, such as lower priority interests and/or higher loan to value ratios. If the Bank provides the first lien financing on the project, the Company may, on a consolidated basis, be providing 100% financing of the project. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loan transactions carry a standard rate of current interest, and may also earn additional interest based on a percentage of the profits of the underlying project or a fixed rate.

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

Loans intended for residential land acquisition, lot development and construction are made on the premise that the land: 1) is or will be developed for building sites for residential structures, and 2) will ultimately be utilized for construction or improvement of residential zoned real properties, including the creation of housing.  Residential development and construction loans will finance projects such as single family subdivisions, planned unit developments, townhouses, and condominiums.  Residential land acquisition, development and construction loans generally are underwritten with a maximum term of 36 months, including extensions approved at origination.

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

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both investment and owner occupied projects. ADC loans amounted to $405.4 million at September 30, 2011.  ADC loans containing loan funded interest reserves represent approximately 27% of the outstanding ADC loan portfolio at September 30, 2011.  The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower’s equity contribution; and (v) the level of collateral protection.  When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan.  The Company does not significantly utilize interest reserves in other loan products.  The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan.  In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

The following table details activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Investment	Owner occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Three Months Ended September 30, 2011
Allowance for credit losses:
Balance at beginning of period	$9,050	$7,303	$2,046	$365	$7,131	$1,508	$72	$27,475
Loans charged-off	(1,273)	—	—	(1)	(216)	(209)	(81)	(1,780)
Recoveries of loans previously charged-off	9	—	—	3	3	1	1	17
Net loan charged-off	(1,264)	—	—	2	(213)	(208)	(80)	(1,763)
Provision for credit losses	1,057	357	(49)	(367)	1,510	301	78	2,887
Balance at end of period	$8,843	$7,660	$1,997	$—	$8,428	$1,601	$70	$28,599
Nine Months Ended September 30, 2011
Allowance for credit losses:
Balance at beginning of period	$8,630	$6,668	$2,064	$115	$5,745	$1,441	$91	$24,754
Loans charged-off	(3,073)	(277)	—	(95)	(957)	(209)	(87)	(4,698)
Recoveries of loans previously charged-off	23	126	—	3	170	2	1	325
Net loan charged-off	(3,050)	(151)	—	(92)	(787)	(207)	(86)	(4,373)
Provision for credit losses	3,263	1,143	(67)	(23)	3,470	367	65	8,218
Balance at end of period	$8,843	$7,660	$1,997	$—	$8,428	$1,601	$70	$28,599

		Investment	Owner occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
For the Period Ended September 30, 2011
Allowance for credit losses:
Individually evaluated for impairment	$1,933	$759	$90	$—	$1,525	$283	$4	$4,594
Collectively evaluated for impairment	6,910	6,901	1,907		6,903	1,318	66	24,005
Total	$8,843	$7,660	$1,997	$—	$8,428	$1,601	$70	$28,599
Recorded investment in loans:
Individually evaluated for impairment	$12,360	$8,923	$4,507	$—	$28,709	$424	$8	$54,931
Collectively evaluated for impairment	457,743	763,805	240,990	37,662	376,720	93,584	4,210	1,974,714
Total	$470,103	$772,728	$245,497	$37,662	$405,429	$94,008	$4,218	$2,029,645

At September 30, 2011, the nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) have a carrying value of $3.8 million and an unpaid principal balance of $13.4 million and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of September 30, 2011.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans
Commercial	$426,834	$30,909	$12,127	$233	$470,103
Investment - commercial real estate	753,767	10,038	8,923	—	772,728
Owner occupied - commercial real estate	232,236	8,754	4,507	—	245,497
Real estate mortgage — residential	37,662	—	—	—	37,662
Construction - commercial and residential	368,926	7,793	28,710	—	405,429
Home equity	93,584	—	424	—	94,008
Other consumer	4,210	—	8	—	4,218
Total	$1,917,219	$57,494	$54,699	$233	$2,029,645

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

The following presents by class of loan, information related to nonaccrual loans as of the periods ended September 30, 2011 and December 31, 2010.

(dollars in thousands)	September 30, 2011	December 31, 2010

Commercial	$5,740	$5,137
Investment - commercial real estate	4,412	5,038
Owner occupied - commercial real estate	1,080	—
Real estate mortgage - residential	1,049	760
Construction - commercial and residential	18,481	13,520
Home equity	664	297
Other consumer	8	535
Total nonperforming loans (1)(2)	$31,434	$25,287

(1)	Excludes TDRs returned to performing status totaling $3.1 million at September 30, 2011. These loans have demonstrated a period of a least six months of performance under the modified terms.
(2)

Gross interest income that would have been recorded in 2011 if nonaccrual loans shown above had been current and in accordance with their original terms was $961 thousand, while interest actually recorded on such loans was $191 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents by class, an aging analysis and the recorded investments in loans past due as of September 30, 2011 and December 31, 2010.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans
September 30, 2011
Commercial	$1,229	$4,937	$5,740	$11,906	$458,197	$470,103
Investment - commercial real estate	716	6,471	4,412	11,599	761,129	772,728
Owner occupied - commercial real estate	5,697	791	1,080	7,568	237,929	245,497
Real estate mortgage — residential	—	859	1,049	1,908	35,754	37,662
Construction - commercial and residential	9,395	1,112	18,481	28,988	376,441	405,429
Home equity	375	748	664	1,787	92,221	94,008
Other consumer	64	4	8	76	4,142	4,218
Total	$17,476	$14,922	$31,434	$63,832	$1,965,813	$2,029,645

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans
December 31, 2010
Commercial	$1,175	$1,497	$5,136	$7,808	$403,936	$411,744
Investment - commercial real estate	3,758	2,096	5,039	10,893	608,821	619,714
Owner occupied - commercial real estate	368	3,177	—	3,545	220,441	223,986
Real estate mortgage — residential	107	—	760	867	15,059	15,926
Construction - commercial and residential	12,028	8,122	14,056	34,206	273,875	308,081
Home equity	1,199	—	297	1,496	88,440	89,936
Other consumer	64	—	—	64	6,049	6,113
Total	$18,699	$14,892	$25,288	$58,879	$1,616,621	$1,675,500

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

The following table presents by class, information related to impaired loans for the periods ended September 30, 2011 and December 31, 2010.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Commercial	$10,742	$6,390	$4,352	$10,742	$1,350	$5,426	$255
Investment - commercial real estate	6,750	3,685	3,065	6,750	412	5,876	117
Owner occupied - commercial	1,080	791	289	1,080	90	385	4
Real estate mortgage — residential	1,049	1,049	—	1,049	—	1,042	16
Construction - commercial and residential	23,752	8,770	14,982	23,752	1,125	19,286	171
Home equity	664	240	424	664	283	366	12
Other consumer	8	—	8	8	4	3	—
Total impaired loans at September 30, 2011	$44,045	$20,925	$23,120	$44,045	$3,264	$32,384	$575

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Commercial	$5,136	$1,527	$1,995	$3,522	$1,615	$4,480	$131
Investment - commercial real estate	7,182	2,156	2,188	4,344	695	3,736	87
Owner occupied - commercial	—	—	—	—	—	263	—
Real estate mortgage — residential	760	760	—	760	—	510	23
Construction - commercial and residential	15,055	7,775	5,206	12,981	1,075	19,147	136
Home equity	297	112	100	212	85	170	13
Other consumer	—	—	—	—	—	4,253	—
Total impaired loans at December 31, 2010	$28,430	$12,330	$9,489	$21,819	$3,470	$32,559	$390

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period.

Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.

The following presents by class, information related to loans modified in a TDR during the three and nine months ended September 30, 2011.

	Loans Modified as a TDR for the		Loans Modified as a TDR for the
	Nine Months Ended September 30, 2011		Three Months Ended September 30, 2011
Troubled Debt Restructuring	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Contracts	Investment	Contracts	Investment

Commercial	2	$5,002	2	$5,002
Investment - commercial real estate	2	2,338	1	217
Construction - commercial and residential	2	5,271	1	4,271
Total	6	$12,611	4	$9,490

Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the nine and three months ended September 30, 2011, that subsequently defaulted (i.e., 90 days or more past due following a modification).

5. Net Income per Common Share

The calculation of net income per common share for the nine and three months ended September 30, 2011 and 2010 was as follows.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars and shares in thousands)	2011	2010	2011	2010
Basic:
Net income available to common shareholders	$16,015	$10,633	$6,328	$4,439
Average common shares outstanding	19,806	19,637	19,868	19,660
Basic net income per common share	$0.81	$0.54	$0.32	$0.22

Diluted:
Net income available to common shareholders	$16,015	$10,633	$6,328	$4,439
Average common shares outstanding	19,806	19,637	19,868	19,660
Adjustment for common share equivalents	452	373	413	355
Average common shares outstanding-diluted	20,258	20,010	20,281	20,015
Diluted net income per common share	$0.79	$0.53	$0.31	$0.22

Anti-dilutive shares	198,225	413,848	198,482	413,848

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

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares at the date of grant. For awards that are performance based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance based awards are outstanding at September 30, 2011.

In February 2011, the Company awarded 17,302 shares of restricted stock to employees.  The shares vest in five substantially equal installments beginning on the date of grant.

In February 2011, the Company awarded an employee options to purchase 1,500 shares which have a ten-year term and vest in five substantially equal installments on the first through fifth anniversary of the date of grant.

In March 2011, the Company awarded 78,860 shares of restricted stock to senior officers and to a Director. The Company awarded 63,075 shares that vest 100% on March 29, 2013. The remaining 15,785 shares vest 60% upon the second anniversary of the date of grant and 20% on the third and fourth anniversaries of the date of grant.

In August 2011, the Company awarded an employee options to purchase 3,000 shares which have a ten-year term and vest in three substantially equal installments on the first through third anniversary of the date of grant.

In August 2011, the Company awarded 6,000 shares of restricted stock to an employee. The shares vest in three substantially equal installments beginning on the sixth, eighteenth and thirtieth month after the date of grant.

At the Company’s Annual Shareholders meeting in May 2011, approval was received for an Employee Stock Purchase Plan (ESPP), with 500,000 shares being reserved for issuance. The ESPP was implemented in October 2011, with the initial quarterly payroll withholding period ending in December 2011 and the initial share purchase occurring as of December 30, 2011. Whole shares will be sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period.

Below is a summary of changes in shares under option plans pursuant to our equity compensation plans for the nine months ended September 30, 2011 and 2010. The information excludes restricted stock units and awards.

	Nine Months Ended September 30,
	2011		2010
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning Balance	995,005	$10.54	1,218,831	$11.27
Issued	4,500	12.96	5,000	12.33
Exercised	(98,752)	6.97	(52,144)	4.41
Forfeited	(13,620)	6.34	(53,523)	24.79
Expired	(13,108)	12.33	(33,366)	14.74
Ending Balance	874,025	$10.99	1,084,798	$10.83

The following summarizes information about stock options outstanding at September 30, 2011. The information excludes restricted stock units and awards.

Outstanding:

			Weighted-Average
Range of	Stock Options	Weighted-Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$5.40 - $8.10	328,099	$6.46	5.91
$8.11 - $11.07	226,017	10.13	2.67
$11.08 - $15.43	206,726	12.73	2.54
$15.44 - $26.86	113,183	22.66	4.17
	874,025	$10.99	4.05

Exercisable:

Range of	Stock Options	Weighted-Average
Exercise Prices	Exercisable	Exercise Price
$5.40 - $8.10	151,172	$6.61
$8.11 - $11.07	222,392	10.14
$11.08 - $15.43	171,726	12.87
$15.44 - $26.86	104,627	23.12
	649,917	$12.13

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the nine months ended September 30, 2011 and the years ended December 31, 2010, and 2009.

	Nine Months Ended	Year Ended	Year Ended
	September 30, 2011	2010	2009
Expected Volatility	33.6% - 36.6%	44.44%	25.9% - 58.0%
Weighted-Average Volatility	35.6%	44.44%	26.74%
Expected Dividends	0.0%	0.0%	0.0%
Expected Term (In years)	6.0 - 7.5	8.5	3.5 - 8.5
Risk-Free Rate	1.82%	1.01%	0.84%
Weighted-Average Fair Value (Grant date)	$1.50	$6.23	$2.06

The expected lives are based on the “simplified” method allowed by ASC Topic 718”Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options was $2.2 million at September 30, 2011. The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 was $583 thousand and $295 thousand, respectively. The total fair value of stock options vested was $145 thousand and $377 thousand for the nine months ended September 30, 2011 and 2010, respectively.

The Company recognized $818 thousand and $447 thousand in stock-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively; and $344 thousand and $145 thousand for the three months ended September 30, 2011 and 2010 respectively, which is included in salaries and employee benefits. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to all stock-based awards totaled $1.9 million at September 30, 2011. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.51 years.

The Company has unvested restricted stock award grants of 196,910 shares from the 2006 Plan at September 30, 2011.  Unrecognized stock based compensation expense related to restricted stock awards totaled $1.5 million at September 30, 2011. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.06 years.  The following table summarizes the unvested restricted stock awards and units outstanding at September 30, 2011 and 2010.

	September 30, 2011
	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	—	$—	114,275	$9.20
Issued	—	—	102,162	13.83
Forfeited	—	—	(423)	11.99
Vested	—	—	(19,104)	8.83
Unvested at End	—	$—	196,910	$11.63

	September 30, 2010
	Restricted Stock Units		Restricted Stock Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	7,642	$15.21	49,585	$6.88
Issued	—	—	81,600	10.35
Forfeited	(3,817)	15.21	(301)	10.35
Vested	(3,825)	15.21	(15,897)	7.77
Unvested at End	—	$—	114,987	$9.21

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2011
Investment securities available for sale:
U. S. Government agency securities	$—	$103,769	$—	$103,769
Residential mortgage backed securities	—	136,539	—	136,539
Municipal bonds	—	51,632	—	51,632
Other equity investments	91	—	226	317
Residential mortgage loans held for sale	—	107,907	—	107,907
Total assets measured at fair value on a recurring basis as of September 30, 2011	$91	$399,847	$226	$400,164

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2010
Investment securities available for sale:
U. S. Government agency securities	$—	$68,398	$—	$68,398
Residential mortgage backed securities	—	109,909	—	109,909
Municipal bonds	—	49,368	—	49,368
Other equity investments	106	—	267	373
Residential mortgage loans held for sale	—	80,571	—	80,571
Total assets measured at fair value on a recurring basis as of December 31, 2010	$106	$308,246	$267	$308,619

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

The Company’s residential loans held for sale are reported on an aggregate basis at the lower of cost or fair value.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Other Equity Investments
(dollars in thousands)	September 30, 2011	December 31, 2010
Balance, beginning of period	$267	$258
Total realized and unrealized gains and losses:
Included in other comprehensive income	—	1
Purchases, issuances and settlements	—	8
Principal redemption	(41)	—
Balance, end of period	$226	$267

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2011
Impaired loans:
Commercial	$—	$930	$9,812	$10,742
Investment - commercial real estate	—	218	3,591	3,809
Owner occupied - commercial real estate	—	—	1,080	1,080
Real estate mortgage - residential	—	—	1,049	1,049
Construction - commercial and residential	—	20,746	3,006	23,752
Home equity	—	273	391	664
Other consumer	—	—	8	8
Other real estate owned	—	1,547	1,394	2,941
Total assets measured at fair value on a nonrecurring basis as of September 30, 2011	$—	$23,714	$20,331	$44,045

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2010
Impaired loans:
Commercial	$—	$1,715	$3,422	$5,137
Investment - commercial real estate	—	1,713	2,200	3,913
Owner occupied - commercial real estate	—	—	—	—
Real estate mortgage - residential	—	260	500	760
Construction - commercial and residential	—	8,661	5,984	14,645
Home equity	—	185	112	297
Other consumer	—	535	—	535
Other real estate owned	—	6,051	650	6,701
Total assets measured at fair value on a nonrecurring basis as of December 31, 2010	$—	$19,120	$12,868	$31,988

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables,” the fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2011, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and due from banks	$5,914	$5,914	$12,414	$12,414
Federal funds sold	22,088	22,088	34,048	34,048
Interest bearing deposits with other banks	718,848	718,848	11,652	11,652
Investment securities	292,257	292,257	228,048	228,048
Federal Reserve and Federal Home Loan Bank stock	9,430	9,430	9,528	9,528
Loans held for sale	107,907	107,907	80,571	80,571
Loans	2,029,645	2,031,302	1,675,500	1,680,569
Other earning assets	13,643	13,643	13,342	13,342

Liabilities
Noninterest bearing deposits	1,106,689	1,106,689	400,291	400,291
Interest bearing deposits	1,640,660	1,645,519	1,326,507	1,331,070
Borrowings	196,971	209,225	146,884	149,331

8. Shareholders’ Equity

On December 5, 2008, the Company entered into and consummated a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”), pursuant to which the Company issued 38,235 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $38,235,000.  The Series A Preferred Stock paid cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. On December 23, 2009, the Company redeemed 15,000 shares of Series A Preferred Stock for an aggregate redemption price of $15,079,166, including accrued but unpaid dividends on the shares. On July 14, 2011, the Company repurchased all of the remaining 23,325 shares of Series A Preferred Stock. The Company accrued dividends on the preferred stock and recognized accelerated discount accretion totaling $1.2 million for the nine months ended September 30, 2011, reducing net income available to common shareholders by $0.06 per share through September 30, 2011.

On July 14, 2011, the Company entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury of the United States (the “Secretary”), pursuant to which the Company issued 56,600 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $56,600,000. The Series B Preferred Stock has a current dividend rate of 1.00%. The rate is subject to quarterly adjustment based on growth of certain qualified small business loans. For the three months ended September 30, 2011, the Company accrued dividends of $121 thousand or $0.01 per share on the Series B Preferred Stock.

9. Pending Acquisition

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

The merger is subject to the approval of Alliance shareholders, regulatory approvals, and the satisfaction or waiver of the conditions to closing and covenants of each of the parties contained in the Agreement.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of fifteen offices, including seven offices serving Montgomery County, Maryland, five offices in the District of Columbia and three offices in Arlington and Fairfax Counties in Virginia. The Company has announced plans to open two additional offices in Northern Virginia, which are expected to open in 2012.

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

RESULTS OF OPERATIONS

Earnings Summary

In mid September 2011, the Bank became the escrow depository for approximately $620 million of noninterest bearing deposits resulting from a very large class action lawsuit settlement (the “settlement deposit”). Due to the expected short-term nature of these funds, they are being invested in excess reserves at the Federal Reserve Bank. The Company estimates that these funds contributed approximately $30 thousand to earnings in the third quarter of 2011. The funds are expected to be substantially disbursed to other financial institutions by year end 2011. These funds positively impacted earnings but have a negative impact on net interest margin, return on assets, and the capital leverage position. The discussion below also reflects our results of operation excluding the settlement deposit, on a non-GAAP basis, which management feels is more comparable to prior period results. The reconciliation of the various non-GAAP measures is included elsewhere in this quarterly report.

For the nine months ended September 30, 2011, the Company reported net income of $17.4 million, a 50% increase over the $11.6 million for the nine months ended September 30, 2010. Net income available to common shareholders was $16.0 million ($0.81 per basic common share and $0.79 per diluted common share), as compared to $10.6 million ($0.54 per basic common share and $0.53 per diluted common share) for the same nine month period in 2010, a 51% increase.

For the three months ended September 30, 2011 the Company’s net income was $6.5 million, a 36% increase over the $4.8 million for the same three months in 2010. Net income available to common shareholders increased 43% to $6.3 million ($0.32 per basic common share and $0.31 per diluted common share) for the three months ended September 30, 2011, compared to $4.4 million ($0.22 per basic and diluted common share) for the three months ended September 30, 2010.

The increase in net income for the nine and three months ended September 30, 2011 can be attributed primarily to an increase in net interest income of 27% and 29%, respectively, as compared to the same period in 2010.  Net interest income growth was due to both growth in average earning assets of 23% and 31% for the nine and three months ended September 30, 2011 as compared to 2010 and to expansion of the nine and three month net interest margin, as adjusted for the settlement deposit.

The Company had an annualized return on average assets of 1.00% (1.01% excluding the effect of the settlement deposit) and an annualized return on average common equity of 11.10% for the first nine months of 2011, as compared to annualized returns on average assets and average common equity of 0.82% and 8.21%, respectively, for the same nine month period in 2010.

For the three months ended September 30, 2011, the Company had an annualized return on average assets of 1.00% (1.04% excluding the effect of the settlement deposit) and an annualized return on average common equity of 12.55%, as compared to annualized returns on average assets and average common equity of 0.96% and 9.93%, respectively, for the same three month period in 2010.

The Company’s earnings are largely dependent on net interest income, which represented 88% of total revenue (i.e. net interest income plus noninterest income) for the nine months ended September 30, 2011 compared to 91% for the same period in 2010, as the Company has been successful in diversifying its revenue through noninterest sources.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, increased from 4.06% for the nine months ended September 30, 2010 to 4.15% (4.21% excluding the effect of the settlement deposit) for the nine months ended September 30, 2011. The net interest margin was 9 basis points higher on a GAAP basis for the first nine months in 2011 as compared to 2010, and 15 basis points higher on a non-GAAP basis.

The higher margin in the first nine months of 2011 as compared to the same period of 2010 was due primarily to lower funding costs for both deposits and borrowings more than offsetting a decline in earning asset yields. Average loan yields declined by 7 basis points (from 5.87% to 5.80%), and average investment yields declined by 29 basis points (from 2.78% to 2.49%), as compared to a decline of 21 basis points (from 1.47% to 1.26%) in the cost of interest bearing liabilities.  Also, a higher mix of average loans as a percentage of total earning assets (from 80% to 81%) during the nine months ended September 30, 2011, as compared to the same period in 2010, mitigated the decline in average earning asset yield. The net interest spread was 3.78% for the nine months ended September 30, 2011, as compared to 3.69% for the same period in 2010, an increase of 9 basis points. The benefit of noninterest sources funding earning assets remained the same at 37 basis points for the nine months ended September 30, 2011 and 2010.  The combination of a 9 basis point increase in the net interest spread and no change in the value of noninterest sources resulted in the 9 basis point increase in the net interest margin.

For the three months ended September 30, 2011 and 2010, average interest bearing liabilities were 68% and 74%, respectively, of average earning assets, as more earning assets were funded by noninterest bearing sources in the most recent three month period as compared to the same three month period in 2010.  Additionally, due to a lower mix of average loans (due to the effect of the settlement deposit) in the three months ended September 30, 2011, as compared to the same period in 2010, the average rate on earning assets for the three months ended September 30, 2011 decreased by 26 basis points (5 basis points excluding the effect of the settlement deposit) from 5.08% to 4.82%. The cost of interest bearing liabilities for the three months ended September 30, 2011 as compared to 2010 decreased by 9 basis points from 1.33% to 1.24%, resulting in a decrease in the net interest spread of 17 basis points from 3.75% for the three months ended September 30, 2010 to 3.58% for the three months ended September 30, 2011. Excluding the effect of the settlement deposit, the net interest spread for the three months ended September 30, 2011 would have been 3.79% as compared to 3.75% for the same period in 2010, a 4 basis point increase.  The net interest margin decreased 12 basis points from 4.10% for the three months ended September 30, 2010 to 3.98% for the three months ended September 30, 2011. Excluding the effect of the settlement deposit, the net interest margin for the three months ended September 30, 2011 would have been 4.15% as compared to 4.10% for the same period in 2010, a 5 basis point increase.  A higher mix of noninterest deposits in the three months ended September 30, 2011 as compared to the same quarter in 2010 was the reason for the net interest margin gain being in excess of the net interest spread gain.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have declined. This factor has been significant to overall earnings performance over the past twelve months as net interest income (at 88%) represents the most significant component of the Company’s revenues.

In order to fund significant growth in the average balance of loans of 26% over the nine months ended September 30, 2011 as compared to 2010, the Company has relied primarily upon core deposit growth, together with use of increased levels of brokered and wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts being promoted primarily through direct sales efforts by the business development staff and to growth in noninterest deposits primarily as a result of effectively building new and enhanced client relationships.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 80% of average earning assets in the first nine months of 2010 to 81% of average earning assets for the same period of 2011.  The increase in average loans as a percentage of average earning assets is due to the significant growth in the loan portfolio and very significant average deposit growth for the nine month period ended September 30, 2011 as compared to 2010, including the settlement deposit which added $38 million to average deposits. In the first nine months of 2011, average loans, excluding loans held for sale, increased $384 million, a 26% increase, and average deposits increased by $394 million, a 26% increase ($356 million and 23% excluding the effect of the settlement deposit) as compared to the same period in 2010. Average time deposit growth in the period of $81 million consisted primarily of brokered deposits, which were acquired from national firms at attractive term rates. The increase in average loans in 2011 as compared to 2010 is primarily attributable to growth in loans for both income producing - commercial real estate and construction loans. Average investment securities for the first nine months of 2011 amounted to 11% of average earning assets, a decrease of 3% from an average of 14% for the same period in 2010, as average liquidity was enhanced. The combination of federal funds sold and interest bearing deposits with other banks, averaged 7% of average earning assets in the first nine months of 2011 as compared to 5% for the same period in 2010.

For the three months ended September 30, 2011, average loans were 78% of average earning assets (81% excluding the effect of the settlement deposit) as compared to 79% for the same period in 2010. Average loans increased $460 million (31%) and average deposits increased $513 million (31%) ($399 million and 25% excluding the effect of the settlement deposit), during the three months ended September 30, 2011 as compared to the third quarter of 2010. The increase in average loans in the third quarter of 2011 as compared to the third quarter of 2010 is primarily attributable to growth in income producing commercial real estate and construction loans. Increases in average deposits in the third quarter of 2011, as compared to the third quarter of 2010, is attributable to growth in noninterest bearing demand deposits, and money market accounts.  Average investment securities for the three months ended September 30, 2011 amounted to 11% of average earning assets, a decrease of 3% from an average of 14% for the same period in 2010. The combination of federal funds sold and interest bearing deposits with other banks, averaged 10% of average earning assets for the three months ended September 30, 2011 as compared to 5% for the same period in 2010, as average balance sheet liquidity was enhanced during the latest three month period.

The provision for credit losses was $8.2 million for the nine months of 2011 as compared to $5.8 million in 2010. The higher provisioning in 2011 is attributable to substantially higher loan growth in the nine months of 2011 compared to 2010 ($354 million as compared to $132 million), while net charge-offs were only slightly higher in the first nine months of 2011 as compared to 2010. For the nine months ended September 30, 2011, net charge-offs totaled $4.4 million (0.32% of average loans) compared to $4.1 million (0.38% of average loans) for the nine months ended September 30, 2010. Net charge-offs in the nine months ended September 30, 2011 were primarily attributable to charge-offs of commercial real estate loans ($151 thousand), commercial and industrial loans ($2.6 million), construction loans ($787 thousand), the unguaranteed portion of SBA loans ($425 thousand), and consumer loans ($385 thousand).

The provision for credit losses was $2.9 million for the three months ended September 30, 2011 as compared to $2.0 million for the three months ended September 30, 2010.  At September 30, 2011, the allowance for credit losses represented 1.41% of loans outstanding, as compared to 1.45% at September 30, 2010 and 1.41% at June 30, 2011. The higher provisioning in the third quarter of 2011, as compared to the third quarter of 2010, is attributable to substantially higher loan growth ($81 million in 2011 as compared to $26 million in 2010). Net charge-offs totaled $1.8 million (0.36% of average loans), in the third quarter of 2011, as compared to $1.5 million (0.39% of average loans), in the third quarter of 2010. Net charge-offs in the third quarter of 2011 were primarily attributable to charge-offs of construction loans ($213 thousand), commercial and industrial loans ($1.2 million), the unguaranteed portion of SBA loans ($85 thousand)  and consumer loans ($286 thousand).

At September 30, 2011, the allowance for credit losses represented 1.41% of loans outstanding, as compared to 1.45% at September 30, 2010, and 1.48% at December 31, 2010. The allowance for credit losses was 91% of nonperforming loans at September 30, 2011, as compared to 90% at September 30, 2010, and 98% at December 31, 2010.  The level of nonperforming loans at September 30, 2011 as compared to December 31, 2010 was impacted significantly by the addition of one commercial construction real estate loan in the amount of $12 million placed on nonaccrual in the first quarter of 2011.

Total noninterest income for the nine months of 2011 was $9.6 million compared to $5.6 million in 2010, an increase of 73%. This increase was due primarily to a $2.7 million increase in gains realized on the sale of residential mortgage loans, $612 thousand increase in gains realized on the sale of investments and $139 thousand increase in gains realized on the sale of SBA loans. Also contributing to the increase in noninterest income in 2011 compared to 2010 was an increase of $601 thousand in other income. Excluding investment securities gains, total noninterest income was $8.2 million for the nine months of 2011 as compared to $4.7 million for 2010, a 73% increase.

Total noninterest income for the three months ended September 30, 2011 increased to $3.5 million from $2.3 million for the three months ended September 30, 2010, a 51% increase. This increase was due primarily to a $594 thousand increase in investment gains realized in the third quarter of 2011, as compared to the third quarter of 2010, increases of $409 thousand in gains realized on the increased sales of residential mortgage loans and to increases of $317 thousand from other income. Excluding investment securities gains, total noninterest income was $2.7 million for the third quarter of 2011 as compared to $2.1 million for the third quarter of 2010, a 28% increase.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue improved to 55.92% for the first nine months of 2011 as compared to 61.42% for the same period in 2010, as the Company has enhanced its productivity. Total noninterest expenses were $45.0 million for the nine months of 2011, as compared to $37.5 million for 2010, a 20% increase. This increase includes $1.21 million of nonrecurring merger related expenses, system enhancement costs from a bank wide conversion in April 2011, and special events marketing. Cost increases for salaries and benefits were $6.1 million primarily due to merit increases, incentive compensation, benefits increases and staffing increases, primarily as a result of expansion of commercial lending and residential mortgage divisions. Legal, accounting, and professional fees increases of $689 thousand were due substantially to higher problem loan collection costs. Premises and equipment expenses were $743 thousand lower due primarily to the consolidation of two branches during 2010. Marketing and advertising costs increased by $296 thousand due primarily to special event marketing noted above. Data processing costs increased by $522 thousand due to system enhancements noted above and to an expanded customer base. FDIC insurance premiums on the higher levels of deposits were $399 thousand lower for the nine months in 2011 as compared to 2010 due to a lower FDIC premium rate which took effect on April 1, 2011. Other expenses increases for the nine months of 2011 versus 2010 amounted to $933 thousand associated primarily with merger expenses of $333 thousand and $496 thousand of bank wide conversion expenses.

Total noninterest expenses were $15.7 million for the three months ended September 30, 2011, as compared to $12.9 million for the three months ended September 30, 2010, a 22% increase. This increase includes $326 thousand of nonrecurring expenses consisting of $267 thousand of merger related expenses and $59 thousand of system conversion related expenses from a bank wide conversion in April 2011. Cost increases were incurred for salaries and benefits of $2.7 million due substantially to additional commercial lending and support and residential mortgage staff, and to increases in incentive compensation. Premises and equipment expenses were $82 thousand lower due primarily to the benefits from consolidation of two branches during 2010. Marketing and advertising costs decreased by $157 thousand due primarily to nonrecurring special event marketing incurred during 2010. Data processing costs increased by $179 thousand due to system enhancements, growth in client accounts, and nonrecurring conversion related costs of $20 thousand. FDIC insurance premiums were $407 thousand less due to lower FDIC premiums rates which took effect on April 1, 2011. Other expenses increased by $471 thousand for the period ended September 30, 2011 compared to the same period in 2010, primarily due to $267 thousand of merger related expenses and $172 thousand increase for the operations, disposition and valuation adjustments of OREO properties. The efficiency ratio was 54.43% for the third quarter of 2011, as compared to 58.68% for the third quarter of 2010. As compared to the second quarter of 2011, the third quarter efficiency ratio was lower (from 55.13% to 54.43%) due to increases in revenue (net interest income and noninterest income) more than offsetting increases in noninterest expenses.

The ratio of common equity to total assets decreased from 8.96% at September 30, 2010 to 6.27% (7.76% excluding the effect of the settlement deposit) at September 30, 2011 due to an increase in balance sheet leverage.  As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first nine months of 2011, net interest income increased 27% over the same period for 2010. Average loans increased $384 million and average deposits increased by $394 million ($355 million excluding the effect of the settlement deposit).  The net interest margin was 4.15% (4.21% excluding the effect of the settlement deposit) for the nine months of 2011, as compared to 4.06% for the nine months of 2010.  The Company has been able to maintain its loan yields in 2011 close to 2010 levels due to loan pricing practices, and has been able to reduce its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable to peer banking companies.

Net interest income increased 29% for the three months ended September 30, 2011 over the same period in 2010, resulting from a 12 basis point decrease in the net interest margin (5 basis point increase excluding the effect of the settlement deposit) and strong balance sheet growth. For the three months ended September 30, 2011, the net interest margin was 3.98% (4.15% excluding the effect of the settlement deposit) as compared to 4.10% for the three months ended September 30, 2010.

The tables below presents the average balances and rates of the various categories of the Company’s assets and liabilities for the three and nine months ended September 30, 2011 and 2010.  Included in the tables is a measurement of interest rate spread and margin.  Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Average Balances, Interest Yields And Rates, And Net Interest Margin

(dollars in thousands)

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$229,242	$136	0.24%	$7,926	$24	1.20%
Loans held for sale (1)	35,320	360	4.06%	46,360	519	4.44%
Loans (1) (2)	1,967,214	28,759	5.80%	1,506,894	22,136	5.83%
Investment securities available for sale (2)	275,213	1,469	2.12%	266,498	1,697	2.53%
Federal funds sold	24,779	17	0.27%	80,222	45	0.22%
Total interest earning assets	2,531,768	30,741	4.82%	1,907,900	24,421	5.08%

Total noninterest earning assets	66,042			78,627
Less: allowance for credit losses	27,840			21,700
Total noninterest earning assets	38,202			56,927
TOTAL ASSETS	$2,569,970			$1,964,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$62,610	$51	0.32%	$55,839	$54	0.38%
Savings and money market	874,433	2,429	1.10%	705,751	1,828	1.03%
Time deposits	596,201	2,133	1.42%	501,679	2,123	1.68%
Total interest bearing deposits	1,533,244	4,613	1.19%	1,263,269	4,005	1.26%
Customer repurchase agreements	135,574	212	0.62%	97,411	167	0.68%
Long-term borrowings	49,300	540	4.29%	49,300	550	4.43%
Total interest bearing liabilities	1,718,118	5,365	1.24%	1,409,980	4,722	1.33%

Noninterest bearing liabilities:
Noninterest bearing demand	591,030			347,544
Other liabilities	8,906			6,747
Total noninterest bearing liabilities	599,936			354,291

Shareholders’ equity	251,916			200,556
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,569,970			$1,964,827

Net interest income		$25,376			$19,699
Net interest spread			3.58%			3.75%
Net interest margin			3.98%			4.10%

(1)          Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.1 million and $601 thousand for the three months ended September 30, 2011 and 2010, respectively.

(2)          Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.

Average Balances, Interest Yields And Rates, And Net Interest Margin

(dollars in thousands)

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$94,665	$172	0.24%	$7,724	$83	1.44%
Loans held for sale (1)	24,809	734	4.14%	18,259	615	4.50%
Loans (1) (2)	1,849,531	80,279	5.80%	1,465,438	64,380	5.87%
Investment securities available for sale (2)	255,044	4,754	2.49%	260,605	5,412	2.78%
Federal funds sold	59,992	94	0.21%	76,482	128	0.22%
Total interest earning assets	2,284,041	86,033	5.04%	1,828,508	70,618	5.16%

Total noninterest earning assets	67,591			80,724
Less: allowance for credit losses	26,315			21,300
Total noninterest earning assets	41,276			59,424
TOTAL ASSETS	$2,325,317			$1,887,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$61,908	$163	0.35%	$53,296	$140	0.35%
Savings and money market	815,678	6,404	1.05%	668,688	5,959	1.19%
Time deposits	582,286	6,554	1.50%	501,478	6,761	1.80%
Total interest bearing deposits	1,459,872	13,121	1.20%	1,223,462	12,860	1.41%
Customer repurchase agreements	110,313	533	0.65%	93,901	545	0.78%
Other short-term borrowings	29	—	—	4,996	27	0.72%
Long-term borrowings	49,300	1,603	4.29%	49,300	1,647	4.47%
Total interest bearing liabilities	1,619,514	15,257	1.26%	1,371,659	15,079	1.47%

Noninterest bearing liabilities:
Noninterest bearing demand	471,941			314,498
Other liabilities	8,459			6,137
Total noninterest bearing liabilities	480,400			320,635

Shareholders’ equity	225,403			195,638
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,325,317			$1,887,932

Net interest income		$70,776			$55,539
Net interest spread			3.78%			3.69%
Net interest margin			4.15%			4.06%

(1)          Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.1 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively.

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

During the first nine months of 2011, the allowance for credit losses increased $3.8 million, reflecting $8.2 million in provision for credit losses and $4.4 million in net charge-offs during the period. The provision for credit losses was $8.2 million for the nine months of 2011 as compared to $5.8 million in 2010. The higher provisioning in 2011 as compared to 2010 is attributable to substantially higher loan growth in the nine months of 2011 compared to 2010, $354 million as compared to $132 million in 2010, while net charge-offs were only slightly higher in 2011 as compared to 2010. For the nine months ended September 30, 2011, net charge-offs totaled $4.4 million (0.32% of average loans) compared to $4.1 million (0.38% of average loans) for the nine months ended September 30, 2010.

During the three months ended September 30, 2011, the allowance for credit losses increased $1.1 million, reflecting $2.9 million in provision for credit losses and $1.8 million in net charge-offs during the period. The provision for credit losses was $2.9 million for the three months ended September 30, 2011 as compared to $2.0 million for the three months ended September 30, 2010.  At September 30, 2011, the allowance for credit losses represented 1.41% of loans outstanding, as compared to 1.45% at September 30, 2010 and 1.41% at June 30, 2011. The higher provisioning in the third quarter of 2011, as compared to the third quarter of 2010, is attributable to substantially higher loan growth, $81 million in 2011 as compared to $26 million in 2010. Net charge-offs of $1.8 million represented 0.36% of average loans, excluding loans held for sale, in the third quarter of 2011, as compared to $1.5 million or 0.39% of average loans, excluding loans held for sale, in the third quarter of 2010.

As part of its comprehensive loan review process, the Bank’s Board of Directors and Loan Committee or Credit Review Committee carefully evaluate loans which are past-due 30 days or more.  The Committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank’s loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk requiring additional reserves.

The maintenance of a high quality loan portfolio, with an adequate allowance for possible credit losses, will continue to be a primary management objective for the Company.

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended
	September 30,
(dollars in thousands)	2011	2010
Balance at beginning of year	$24,754	$20,619
Charge-offs:
Commercial (1)	3,073	2,077
Investment - commercial real estate	277	369
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	95	—
Construction - commercial and residential	957	1,698
Home equity	209	—
Other consumer	87	21
Total charge-offs	4,698	4,165

Recoveries:
Commercial (1)	23	27
Investment - commercial real estate	126	3
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	3	—
Construction - commercial and residential	170	3
Home equity	2	1
Other consumer	1	—
Total recoveries	325	34
Net charge-offs	4,373	4,131

Additions charged to operations	8,218	5,752
Balance at end of period	$28,599	$22,240

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.32%	0.38%

(1) Includes SBA loans.

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Commercial	$8,843	23%	$8,630	26%
Investment - commercial real estate	7,660	38%	6,668	37%
Owner occupied - commercial real estate	1,997	12%	2,064	13%
Real estate mortgage - residential	—	2%	115	1%
Construction - commercial and residential	8,428	20%	5,745	18%
Home equity	1,601	5%	1,441	5%
Other consumer	70	—	91	—
Unallocated	—	—	—	—
Total loans	$28,599	100%	$24,754	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, the nonperforming portion of troubled debt restructurings and other real estate owned, totaled $34.4 million at September 30, 2011, representing 1.07% of total assets (1.32% excluding the effect of the settlement deposit), as compared to $32.0 million of nonperforming assets, or 1.53% of total assets, at December 31, 2010 and $29.2 million of nonperforming assets, or 1.46% of total assets, at September 30, 2010. The Company had $804 thousand of accruing loans 90 days or more past due at September 30, 2011 and no accruing loans 90 days or more past due at September 30, 2010 or December 31, 2010. The primary cause of the increases from prior periods is due to one large commercial real estate loan amounting to $12.0 million that was placed on nonaccrual in the first quarter of 2011. Management believes the loan is well secured and anticipates no loss of principal. Excluding the $12 million loan, other nonperforming assets declined due to a net OREO decline of $3.8 million from December 31, 2010 and $1.6 million from September 30, 2010, payments received on nonperforming loans, and the charge off of uncollectible balances. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.41% of total loans at September 30, 2011 is adequate to absorb potential credit losses within the loan portfolio at that date.

Included in nonperforming assets at September 30, 2011 were $2.9 million of OREO, consisting of nine foreclosed properties. The Company had eleven foreclosed properties with a net carrying value of $6.7 million at December 31, 2010 and eleven foreclosed properties with a net carrying value of $4.6 million at September 30, 2010.  OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company’s policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first nine months of 2011, seven foreclosed properties with a net carrying value of $5.6 million were sold for a net loss of $299 thousand.

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

Loans are considered to have been modified in a TDR when due to a borrower’s financial difficulties, the Company makes concessions to the borrower that it would not otherwise consider. Concessions could include interest rate, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower’s request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. In an effort to clarify TDR related matters, the Financial Accounting Standards Board issued guidance in April 2011, which became effective for the Company in this third quarter 2011 reporting period. The new guidance resulted in $9.5 million of loans being classified as performing TDRs. The Company had six TDRs at September 30, 2011 totaling approximately $12.6 million, $9.5 million of which were performing under the modified terms at September 30, 2011. These loans have demonstrated a period of at least six months of performance under the modified terms.

Total nonperforming loans amounted to $31.4 million at September 30, 2011 (1.55% of total loans), compared to $25.3 million at December 31, 2010 (1.51% of total loans) and $24.7 million at September 30, 2010 (1.61% of total loans).  The increase in the ratio of nonperforming loans to total loans at September 30, 2011 as compared to September 30, 2010, and the decline in the ratio of the allowance for loan losses to nonperforming loans between those periods, is due to one large commercial real estate loan amounting to $12.0 million (noted above), on which no principal loss is anticipated, that was placed on nonaccrual in the first quarter of 2011.

The following table shows the amounts of nonperforming assets at the dates indicated.

	September 30,		December 31,
(dollars in thousands)	2011	2010	2010
Nonaccrual Loans:
Commercial	$5,726	$3,861	$5,137
Investment - commercial real estate	4,330	3,381	3,831
Owner occupied - commercial real estate	289	5,753	—
Real estate mortgage - residential	1,049	247	760
Construction - commercial and residential	18,481	10,115	13,438
Home equity	664	15	297
Other consumer	8	—	535
Accrual loans-past due 90 days:
Commercial	14	—	—
Owner occupied - commercial real estate	791	—	—
Real estate - commercial	—	—	—
Restructured loans (1)	82	1,289	1,289
Total nonperforming loans	31,434	24,661	25,287
Other real estate owned	2,941	4,581	6,701
Total nonperforming assets	$34,375	$29,242	$31,988

Coverage ratio, allowance for credit losses to total nonperforming loans	90.98%	90.18%	97.89%
Ratio of nonperforming loans to total loans	1.55%	1.61%	1.51%
Ratio of nonperforming assets to total assets	1.07%	1.46%	1.53%

(1)          Excludes TDRs returned to performing status totaling $3.1 million at September 30, 2011. These loans have demonstrated a period of at least six months of performance under the modified terms.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At September 30, 2011, there were $25.7 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $25.7 million in potential problem loans at September 30, 2011, compared to $36.5 million at December 31, 2010, and $31.1 million at September 30, 2010.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company’s loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See Allowance for Loan Credit Losses for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the nine months of 2011 was $9.6 million compared to $5.6 million in 2010, an increase of 73%. This increase was due primarily to a $2.7 million increase in gains realized on the sale of residential mortgage loans, $612 thousand increase in gains realized on the sale of investments and $139 thousand increase in gains realized on the sale of SBA loans. Also contributing to the increase in noninterest income in 2011 compared to 2010 was an increase of $601 thousand in other income. Excluding investment securities gains, total noninterest income was $8.2 million for the nine months of 2011 as compared to $4.7 million for 2010, a 73% increase.

Total noninterest income for the three months ended September 30, 2011 increased to $3.5 million from $2.3 million for the three months ended September 30, 2010, a 51% increase. This increase was due primarily to a $594 thousand increase in investment gains realized in the third quarter of 2011, as compared to the third quarter of 2010, increases of $409 thousand in gains realized on the increased sales of residential mortgage loans and to increases of $317 thousand from other income. Excluding investment securities gains, total noninterest income was $2.7 million for the third quarter of 2011 as compared to $2.1 million for the third quarter of 2010, a 28% increase.

For the nine months ended September 30, 2011, service charges on deposit accounts increased $1 thousand compared to the same nine month period in 2010. For the three months ended September 30, 2011, service charges on deposit accounts increased to $880 thousand from $814 thousand in the same period in 2010, an increase of 11%. The increase for the nine month period was due to the impact of lower market rates on earnings credits, and to timing differences on revenue recognition due to system conversions in April 2011.

For the nine months ended September 30, 2011 gain on sale of loans increased from $990 thousand to $3.9 million, compared to the same period in 2010. For the three months ended September 30, 2011 gain on sale of loans increased 44%, from $739 thousand to $1.1 million, compared to the same period in 2010. For the nine months ended September 30, 2011 gains on the sale of SBA loans increased $139 thousand while gains on the sale of residential mortgages increased $2.7 million as compared to the same nine month period in 2010. For the three months ended September 30, 2011 gains on the sale of SBA loans decreased $83 thousand while gains on the sales of residential mortgages increased $409 thousand compared to the same three month period in 2010.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $3.4 million for the nine months ended September 30, 2011 compared to $682 thousand in the same period in 2010, due to expansion of the residential mortgage origination and sales division in the second quarter of 2010 and to the impact of refinancing volume due to lower market interest rates. For the three months ended September 30, 2011and 2010, gains on the sale of residential mortgage loans were $993 thousand and $585 thousand, respectively. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases.  There was one repurchases due to fraud by the borrower.  The reserve amounted to $136 thousand at September 30, 2011 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $448 thousand and $72 thousand for the nine and three months ended September 30, 2011, respectively,  compared to $309 thousand and $154 thousand for the same three and nine month periods in 2010. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter. Beginning in 2010, the Company’s earnings from the sale of the guaranteed portion of SBA loans originated were impacted by the new accounting standard, ASC Topic 860, “Transfers and Servicing,” which requires that the recognition of profit on the sale of loans be deferred until all repurchase recourse provisions are met, which is typically a period of 90-120 days. Effective in March 2011, the SBA relaxed its recourse provisions, which allowed for gain recognition upon sale and funding.

Other income totaled $1.7 million for the nine months ended September 30, 2011 as compared to $1.1 million for the same period in 2010, an increase of 54%. The major components of income in this category consist of ATM fees, SBA servicing fees, noninterest loan fees and other noninterest fee income. ATM fees increased from $412 thousand for the nine months ended September 30, 2010 to $541 thousand for the same period in 2011, a 31% increase. SBA servicing fees remained the same for the nine months ended September 30, 2011 and 2010 at $165 thousand. Noninterest loan fees increased from $438 thousand for the nine months ended September 30, 2010 to $725 thousand for the same period in 2011, a 65% increase. Other noninterest fee income was $276 thousand for the nine months ended September 30, 2011 compared to $102 thousand for the same period in 2010, a 171% increase.

Other income totaled $612 thousand for the three months ended September 30, 2011 as compared to $412 thousand for the same period in 2010, an increase of 49%. ATM fees increased from $151 thousand for the three months ended September 30, 2010 to $193 thousand for the same period in 2011, a 28% increase. SBA servicing fees increased from $53 thousand for the three months ended September 30, 2010 to $62 thousand for the same period in 2011, an 18% increase. Noninterest loan fees increased from $178 thousand for the three months ended September 30, 2010 to $188 thousand for the same period in 2011, a 6% increase. Other noninterest fee income was $158 thousand for the three months ended September 30, 2011 compared to $31 thousand for the same period in 2010, a 411% increase.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expense was $45.0 million for the nine months of 2011, as compared to $37.5 million for 2010, a 20% increase. This increase includes $1.2 million of nonrecurring expenses consisting of merger related expenses ($333 thousand), system enhancements from a bank wide conversion in April 2011 ($504 thousand), and special events marketing ($368 thousand).

Total noninterest expense was $15.7 million for the three months ended September 30, 2011, as compared to $12.9 million for the three months ended September 30, 2010, a 22% increase. This increase includes $326 thousand of nonrecurring expenses consisting of $267 thousand of merger related expenses and $59 thousand of system conversion related expenses from a bank wide conversion in April 2011.

Salaries and employee benefits were $24.3 million for the nine months ended September 30, 2011, as compared to $18.2 million for 2010, a 34% increase. Salaries and employee benefits were $9.3 million for the three months ended September 30, 2011, as compared to $6.5 million for 2010, a 41% increase. These increases were primarily due to merit increases, higher incentive compensation and benefits, and staffing increases primarily as a result of expansion of commercial lending and residential mortgage divisions. At September 30, 2011, the Company’s staff numbered 325, as compared to 292 at December 31, 2010 and 280 at September 30, 2010.

Premises and equipment expenses amounted to $6.0 million for the nine months ended September 30, 2011 as compared to $6.7 million for the same period in 2010, an 11% decrease. Premises and equipment expenses amounted to $1.9 million for the three months ended September 30, 2011 as compared to $2.0 million for the same period in 2010.  The decrease in expense for the nine and three month periods ended September 30, 2011 is due primarily to approximately $1.7 million of premises and equipment expenses related to benefits of consolidation of two offices closed in 2010. This decrease in expense was partially offset by the additional expenses of approximately $519 thousand related to the opening of two new offices in January and August of 2011 and additional space for the residential mortgage origination and sales division beginning in the first quarter of 2011. Additionally, for the nine and three months ended September 30, 2011, the Company recognized $253 thousand and $93 thousand of sublease revenue as compared to $317 thousand and $148 thousand for the same period in 2010. The sublease revenue is a direct offset of premises and equipment expenses.

Marketing and advertising expenses increased from $919 thousand for the nine months ended September 30, 2010 to $1.2 million for the same period in 2011, a 32% increase. Marketing and advertising expenses decreased from $391 thousand for the three months ended September 30, 2010 to $234 thousand for the same period in 2011, a 40% decrease.  The primary reason for the increase in the nine month period was due to special event marketing expense.

Data processing expenses increased from $2.0 million for the nine months ended September 30, 2010 to $2.5 million for the same period in 2011, an increase of 27%. Data processing expenses increased from $697 thousand for the three months ended September 30, 2010 to $876 thousand in the same period in 2011, a 26% increase. The nine and three month increase in expense was due primarily to system enhancements and to expanded customer transaction costs.

Legal, accounting and professional fees were $2.9 million for the nine months ended September 30, 2011, as compared to $2.2 million for same period in 2010, an increase of 32%. Legal, accounting and professional fees were $731 thousand for the three months ended September 30, 2011, as compared to $655 thousand for same period in 2010, a 12% increase. The increase in legal and professional fee expense for both the nine and three months periods were substantially due to higher problem loan collection costs.

FDIC insurance premiums were $1.6 million for the nine months ended September 30, 2011, as compared to $2.0 million for the same period in 2010, a 20% decrease. FDIC insurance premiums were $285 thousand for the three months ended September 30, 2011, as compared to $692 thousand in 2010, a 59% decrease. FDIC insurance premiums were less in 2011 as compared to 2010 due to lower FDIC premiums which took effect on April 1, 2011.

Other expenses, increased to $6.5 million in the first nine months of 2011 from $5.5 million for the same period in 2010, an increase of 17%. For the three months ended September 30, 2011, other expenses amounted to $2.4 million as compared to $1.9 million for the same period in 2010, an increase of 25%. The major components of cost in this category include insurance expenses, broker fees, telephone, director fees, OREO expenses and other losses.  For the nine months ended September 30, 2011, the significant increases in this category as compared to the same period in 2010, were $333 thousand of merger related expenses and $496 thousand of bank wide conversion expenses. The increase for the three month period ended September 30, 2011 compared to the same period in 2010, was primarily due to $267 thousand of merger related expenses and $172 thousand increase for the operations, disposition and valuation adjustments of OREO properties.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 36.1% for the nine months ended September 30, 2011 as compared to 34.9% for the same period in 2010.  For the third quarter of 2011 as compared to 2010, the effective tax rate was 36.8% compared to 33.3%. The higher effective tax rate for both the nine and three month periods relates to lower relative levels of tax preferred investments and loans, including associated tax credits, as compared to higher levels of income.

FINANCIAL CONDITION

Summary

At September 30, 2011, the Company’s total assets were $3.2 billion ($2.6 billion excluding the effect of the settlement deposit), loans were $2.0 billion, excluding loans held for sale, deposits were $2.7 billion ($2.1 billion excluding the effect of the settlement deposit), other borrowings, including customer repurchase agreements, were $197 million and shareholders’ equity was $258.5 million.  As compared to December 31, 2010, total assets increased by $1.1 billion (54%) ($512.4 million (25%) excluding the effect of the settlement deposit), loans increased by $354.1 million (21%), investment securities available for sale, federal funds sold and other short-term investments increased by $759.4 million (277%) ($141.4 million (52%) excluding the effect of the settlement deposit), deposits increased by $1.02 billion (59%) ($402.6 million (23%) excluding the effect of the settlement deposit), customer repurchase agreements and borrowings increased by $50.1 million (34%) and shareholders’ equity increased by $53.8 million (26%).

A substantial portion of the deposit growth in 2011, excluding the impact of the settlement deposit,  is due to focused sales effort to attract more core deposit customers, and an emphasis on requiring loan customers to maintain deposits with the Bank. Due to the loan growth exceeding core deposit growth earlier in 2011, brokered funds from reliable national sources increased by $142.4 million.

In the quarter ended September 30, 2011, the Bank experienced core deposit growth in excess of loan growth in the quarter, which enhanced balance sheet liquidity at both September 30, 2011 and the third quarter of 2011 average.

Loans, net of amortized deferred fees and costs, at September 30, 2011, December 31, 2010 and September 30, 2010 by major category are summarized below.

	September 30, 2011		December 31, 2010		September 30, 2010
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$470,103	23%	$411,744	26%	$388,401	25%
Investment - commercial real estate (1)	772,728	38%	619,714	37%	573,753	37%
Owner occupied - commercial real estate	245,497	12%	223,986	13%	210,053	14%
Real estate mortgage - residential	37,662	2%	15,926	1%	11,523	1%
Construction - commercial and residential (1)	405,429	20%	308,081	18%	251,869	16%
Home equity	94,008	5%	89,936	5%	88,251	6%
Other consumer	4,218	—	6,113	—	7,096	—
Total loans	2,029,645	100%	1,675,500	100%	1,530,946	100%
Less: Allowance for Credit Losses	(28,599)		(24,754)		(22,240)
Net loans	$2,001,046		$1,650,746		$1,508,706

(1) Includes loans for land acquisition and development.

In its lending activities, the Company seeks to develop sound relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

Loan growth over the past nine months has been favorable, with loans outstanding reaching $2 billion at September 30, 2011, an increase of $354 million or 21% as compared to $1.7 billion at December 31, 2010, and increased $499 million or 33% as compared to $1.5 billion at September 30, 2010. The loan growth was predominantly in the commercial, investment - commercial real estate and construction — commercial and residential segments.  Traditional sources of credit for commercial real estate transactions remain constrained and the Bank has been able to capitalize on this environment and acquire significant new customers because of the Bank’s ability and willingness to lend.  Commercial real estate leasing in the Bank’s market area has held up far better than in other markets and values have generally seen only minor diminution.  Meanwhile, multi-family properties in a number of sub-markets within the Bank’s market area are experiencing normalized vacancy rates, indicating a balance of supply and demand.  Construction loans increased year over year as demand for new construction loans have begun to return and the Bank is selectively evaluating projects. Commercial loan growth has picked up as several new and sizeable relationships were captured from other banks in the market. Consumer loan balances, a relatively minor focus of the Company’s lending efforts, were essentially unchanged.

The Bank has a large proportion of its loan portfolio related to real estate with 72% consisting of commercial real estate, owner occupied, residential mortgage real estate and commercial and residential construction loans. Real estate also serves as collateral for loans made for other purposes, resulting in 78% of loans being secured by real estate.

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

For the nine months ended September 30, 2011, noninterest bearing deposits increased $706.4 million as compared to December 31, 2010, while interest bearing deposits increased by $314.2 million during the same period. Of the total increase of $1.02 billion of deposit growth in the nine months of 2011, $620 million of noninterest bearing deposits growth was due to the settlement deposit, and $142.4 million represented brokered deposits. Average total deposits for the nine months of 2011 were $1.93 billion ($1.89 billion excluding the effect of the settlement deposit), as compared to $1.54 billion for the same period in 2010, a 26% increase (23% excluding the effect of the settlement deposit). Average brokered deposits were $238.1 million for the nine months of 2011 as compared to $108.9 million for the nine months of 2010.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance.  These reciprocal CDARS funds are currently classified as brokered deposits, although there is a recognition by bank regulators that these reciprocal deposits are closely related to core funding, At September 30, 2011, total time deposits included $301.2 million of brokered deposits, which represented 11% (14% excluding the settlement deposit) of total deposits. The CDARS reciprocal component represented $62.2 million or 2% of total deposits (3% excluding the settlement deposit). These sources are believed to represent a reliable and cost efficient alternative funding source for the Company. At December 31, 2010, total time deposits included $151.6 million of brokered deposits, which represented 9% of total deposits. The CDARS component represented $91.5 million, or 5% of total deposits.

At September 30, 2011, the Company had $1.1 billion ($488.0 million excluding the effect of the settlement deposit) in noninterest bearing demand deposits, representing 40% (23% excluding the effect of the settlement deposit) of total deposits. This compared to $400.3 million of these deposits at December 31, 2010 or 23% of total deposits.  These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses.  To date, the Bank has elected to not pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the longer-term what affect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank is currently evaluating options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated, as the payment of interest on accounts will not permit those business checking accounts above $250,000 to receive deposit insurance, a factor deemed important.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $147.7 million at September 30, 2011 compared to $97.6 million at December 31, 2010. Customers repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Bank had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at September 30, 2011 and December 31, 2010. The Bank had $40.0 million of borrowings outstanding under its credit facility from the FHLB at September 30, 2011 and December 31, 2010. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

The Company has a credit facility with United Bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at September 30, 2011 or December 31, 2010. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company has issued an aggregate of $9.3 million of subordinated notes, due 2016. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank.  The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $30 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at September 30, 2011. Additionally, the Bank can purchase up to $82.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at September 30, 2011 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $481.3 million, against which there was $82.9 million outstanding at September 30, 2011. The Bank also has a commitment at September 30, 2011 from the Promontory Interfinancial Network to place up to $100 million of brokered deposits from its Insured Network Deposit (“IND”) program with the Bank, as compared to an actual balance of $27.8 million at September 30, 2011. At September 30, 2011, the Bank was also eligible to make advances from the FHLB up to $272.8 million based on collateral at the FHLB, of which $40.0 million was outstanding at September 30, 2011. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

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

At September 30, 2011, under the Bank’s liquidity formula, it had $1.66 billion ($1.04 billion excluding the effect of the settlement deposit) of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at September 30, 2011 are as follows:

(dollars in thousands)

Unfunded loan commitments	$565,676
Unfunded home equity lines of credit	56,530
Letters of credit	43,707
Total	$665,913

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

Letters of credit include standby and commercial letters of credit.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by the Bank’s customer to a third party.  Standby letters of credit generally become payable upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  Standby letters of credit are generally not drawn. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn when the underlying transaction is consummated between the customer and a third party.  The contractual amount of these letters of credit represents the maximum potential future payments guaranteed by the Bank.  The Bank has recourse against the customer for any amount it is required to pay to a third party under a letter of credit, and holds cash and or other collateral on those standby letters of credit for which collateral is deemed necessary.

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The Asset Liability Committee (“ALCO”) of the Bank’s Board of Directors formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives. During the three months ended September 30, 2011, the Company was able to both increase its net interest income and manage its overall interest rate risk position.

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should rates remain at current levels and has been managing the investment portfolio to mitigate extension risk in that same portfolio should rates increase. In the third quarter of 2011, the investment portfolio balance was increased due to both an increase in customer repurchase agreements requiring collateral and deployment of excess liquidity.  Cash flows from maturing mortgaged backed securities were reinvested into a combination of US Agency issues, and pass-thru and structured mortgaged backed securities. The duration of the investment portfolio declined to 3.4 years at September 30, 2011 from 3.9 years at December 31, 2010. In the loan portfolio, the re-pricing duration of the portfolio was 14 months at September 30, 2011, as compared to 11 months at December 31, 2010, with fixed rate loans amounting to 38% of total loans at September 30, 2011 (37% at December 31, 2010) and variable and adjustable rate loans at 62% of total loans at September 30, 2011 (63% at December 31, 2010). Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, since December 31, 2010, the Company has extended the duration of the portfolio to 33 months at September 30, 2011, as longer-term brokered deposits acquired in the first nine months of 2011 offset shorter durations from other term deposits. Through the first nine months of 2011 the Company sought to acquire more fixed rate longer-term funding at today’s lower interest rates, whether core or non-core funding. However, the growth of core deposits, which enhance franchise value and provide a stable funding source, has been a major objective which has been met by the Company over the past 18 months, adding liquidity and enhanced asset sensitivity to the balance sheet, which includes the level of loans held for sale.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations. These factors have resulted in less pressure on loan yields over the past twelve months, as average interest rates have declined, thereby contributing to enhancing the Company’s net interest margin (excluding the effect of the settlement deposit) in the third quarter of 2011 and the nine months of 2011 as compared to 2010. Subject to interest rate floor rates, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before tax on the investment portfolio increased to $7.3 million at September 30, 2011 from $3.4 million at December 31, 2010, with $854 thousand of realized gains recorded for the quarter ended September 30, 2011. Gains were realized during the third quarter of 2011 to both take advantage of a very strong fixed income market and to mitigate prepayment risk in the portfolio of mortgaged backed securities.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300 and 400 basis points or down 100, 200 and 300 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods.

For the analysis presented below, at September 30, 2011, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at September 30, 2011 shows a moderate effect on net interest income (over the next 12 months) as well as to the economic value of equity when interest rates are shocked both down 100, 200 and 300 basis points and up 100, 200, 300 and 400 basis points due substantially to the significant level of variable rate and repriceable assets and liabilities. The repricing duration of the investment portfolio at September 30, 2011 is 3.4 years, the loan portfolio 1.2 years, the interest bearing deposit portfolio 2.3 years and the borrowed funds portfolio 1.1 years.

The following table reflects the result of simulation analysis on the September 30, 2011 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+10.3%	+28.5%	+2.2%
+300	+6.5%	+17.9%	+1.1%
+200	+2.9%	+8.0%	+2.0%
+100	+1.0%	+2.6%	+2.1%
0	—	—	—
-100	+2.5%	+6.8%	-4.3%
-200	+5.4%	+14.9%	-5.2%
-300	+5.4%	+14.9%	-6.0%

The results of simulation are within the policy limits adopted by the Company.  For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, and 18% for a 300 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, and 20% for a 300 basis point change. No policy limit for a change of 400 basis points is currently in place. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at September 30, 2011 are not considered to be material. The positive impact of 1.0% in net interest income and 2.6% in net income given a 100 basis point increase in market interest rates reflects in large measure the higher level of short-term investments added to the balance sheet in the quarter ended September 30, 2011, as deposit growth exceeded loan growth, and the funds were held short-term to meet expected future loan fundings.

In the third quarter of 2011, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of asset liquidity at September 30, 2011, the risk position at the end of the third quarter was similar to the interest rate risk position at both December 31, 2010 and June 30, 2011.

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

For the third quarter of 2011, average market interest rates declined as compared to the third quarter of 2010 and the yield curve flattened. The average two year U.S. Treasury rate declined by 27 basis points and the average ten year U.S. Treasury rate declined by 34 basis points. In that environment, the Company was able to increase its net interest spread and margin for the three months ended September 30, 2011 (excluding the impact of the settlement deposit) as compared to the three months ended September 30, 2010. The Company believes that the change in the net interest spread for the three months ended September 30, 2011 as compared to September 30, 2010 has been consistent with its quarterly risk analysis at December 31, 2010, March 31, 2011, and June 30, 2011.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 88% of the Company’s revenue for the third quarter of 2011, as compared to 91% of the Company’s revenue for the third quarter of 2010. The Company’s net interest margin was 3.98% (4.15% excluding the effect of the settlement deposit) as compared to 4.10% for the three months ended September 30, 2010.  The decrease in the net interest margin in the third quarter of 2011 as compared to the third quarter of 2010 of 12 basis points (from 4.10% to 3.98%) was due to the settlement funds being invested in excess reserves at the Federal Reserve Bank. Excluding the impact of the settlement deposit, the net interest margin was 4.15%, or 5 basis points higher than the net interest margin of 4.10% for the third quarter of 2010.

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

At September 30, 2011, the Company had a positive GAP position of approximately $315 million or 9.8% of total assets out to three months and a positive cumulative GAP position of $227 million or 7.0% of total assets out to 12 months; as compared to a positive GAP position of approximately $399 million or 19.1% of total assets out to three months and a positive cumulative GAP position of approximately $265 million or 12.7% out to 12 months at December 31, 2010. The change in the positive GAP position at September 30, 2011, as compared to December 2010, was more significant in percentage terms than dollar change due to the impact of the settlement deposit of $620 million, which inflated the balance sheet at September 30, 2011. The change in the GAP position at September 30, 2011 as compared to December 31, 2010 is not judged material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optimality within the balance sheet.  The current position is within guideline limits established by the ALCO.

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

If interest rates increase, the Company’s net interest income and net interest margin are expected to increase modestly due to an excess of rate sensitive assets over liabilities, adjusted for the impact of loan floors and the assumption of an increase in money market interest rates by 70% of the change in market interest rates.

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

GAP Analysis

September 30, 2011

(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$20,860	$45,715	$94,211	$75,070	$56,401	$292,257
Loans (1)(2)	1,188,826	161,115	394,530	281,710	111,371	2,137,552
Fed funds and other short-term investments	740,936	—	—	—	—	740,936
Other earning assets	—	13,643	—	—	—	13,643
Total	$1,950,622	$220,473	$488,741	$356,780	$167,772	$3,184,388	$35,358	$3,219,746

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$633,174	$39,522	$105,392	$105,392	$223,220	$1,106,700
Interest bearing transaction	48,826	—	10,462	10,463	—	69,751
Savings and money market	690,610	—	147,987	147,988	—	986,585
Time deposits	115,051	269,563	179,667	20,032	—	584,313
Customer repurchase agreements and fed funds purchased	147,671	—	—	—	—	147,671
Other borrowings	—	—	10,000	20,000	19,300	49,300
Total	$1,635,332	$309,085	$453,508	$303,875	$242,520	$2,944,320	$16,964	$2,961,284
GAP	$315,290	$(88,612)	$35,233	$52,905	$(74,748)	$240,068
Cumulative GAP	$315,290	$226,678	$261,911	$314,816	$240,068

Cumulative gap as percent of total assets	9.79%	7.04%	8.13%	9.78%	7.46%

(1)  Includes loans held for sale.

(2)  Non-accrual loans are included in the over 60 months category.

Over the next twelve months, as reflected in the GAP table above, the Company has an excess of rate sensitive assets over rate sensitive liabilities of 7.04% out to 12 months. During the first nine months of 2011, the Company has recognized the probability of higher interest rates and had repositioned both its investment portfolio and its borrowed funds to better position the Company for that probability, while not exposing the Company to negative effects should interest rates either stay fairly stable or decline. During the third quarter of 2011, the balance sheet experienced a substantial increase in liquidity, which added to asset sensitivity and to net interest margin compression for the three months ended September 30, 2011. Going forward, the additional liquidity on the balance sheet at September 30, 2011 is expected to fund a continuing favorable pipeline of new loans and loan advances.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years.  Commercial real estate loans and construction, land and land development loans represent 501% and 143%, respectively of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.  Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV. The credit facility is secured by a first lien on a portion of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.25%. Interest is payable on a monthly basis. The term of the credit facility expires on August 31, 2012. There were no amounts outstanding under this credit at September 30, 2011 and December 31, 2010.

The Company has issued an aggregate of $9.3 million of subordinated notes, which bear interest at a fixed rate of 10.0% per year. The notes have a maturity of September 30, 2016 and are redeemable at the option of the Company, in whole or in part, on any interest payment date at the principal amount thereof, plus interest to the date of redemption. The notes are intended to qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted. The payment of principal on the notes may only be accelerated upon the occurrence of certain bankruptcy or receivership related events relating to the Company or, to the extent permitted under capital rules to be adopted by the Federal Reserve Board pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, a major bank subsidiary of the Company.

Under current capital rules, the capital treatment of the notes must be phased out, at a rate of 20% of the original principal amount per year during the last five years of the term of the notes, commencing on October 1, 2011.

The actual capital amounts and ratios for the Company and Bank as of September 30, 2011, December 31, 2010 and September 30, 2010 are presented in the table below.

					For Capital	To Be Well
	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *

As of September 30, 2011
Total capital (to risk weighted assets)	$284,160	12.11%	$263,616	11.29%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	246,125	10.49%	234,911	10.06%	4.0%	6.0%
Tier 1 capital (to average assets)	246,125	9.61%	234,911	9.21%	3.0%	5.0%

As of December 31, 2010
Total capital (to risk weighted assets)	$226,131	11.64%	$204,250	10.60%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	192,988	9.91%	180,146	9.35%	4.0%	6.0%
Tier 1 capital (to average assets)	192,988	9.32%	180,146	8.82%	3.0%	5.0%

As of September 30, 2010
Total capital (to risk weighted assets)	$219,975	12.66%	$182,267	10.59%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	188,952	10.88%	160,759	9.34%	4.0%	6.0%
Tier 1 capital (to average assets)	188,952	9.66%	160,759	8.37%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.  At September 30, 2011 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Use of Non-GAAP Financial Measures

The Company considers the following non-GAAP measurements useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions. The table provides a reconciliation of these non-GAAP financial measures with financial measures defined by GAAP.

Tangible common equity to tangible assets (the “tangible common equity ratio”) and tangible book value per common share are non-GAAP financial measures derived from GAAP-based amounts. The Company calculates the tangible common equity ratio by excluding the balance of intangible assets from common shareholders’ equity and dividing by tangible assets. The Company calculates tangible book value per common share by dividing tangible common equity by common shares outstanding, as compared to book value per common share, which the Company calculates by dividing common shareholders’ equity by common shares outstanding. The Company considers this information is important to shareholders’ as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk based ratios.

The reported GAAP figures below have been adjusted for the $620 million settlement deposit received in connection with a class action settlement September 13, 2011 and which is expected to be disbursed by year end.  In the interim, the deposit is invested in excess reserves at the Federal Reserve. As the magnitude of the deposit distorts the operational results of the Company, the GAAP reconciliation below and in the accompanying management’s discussion and analysis provide certain performance ratios excluding the effect of this deposit. The settlement deposit resulted in approximately $72,000 of interest income and $30,000 of income, net of tax, during the three and nine months periods ended September 30, 2011. The Company considers this information important to enable shareholders and other interested parties to assess the core operational performance of the Company.

GAAP to Non-GAAP Reconciliation

(dollars in thousands except per share data)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Nonperforming assets	$34,375	$29,242
Total assets	3,219,746	2,006,146
Nonperforming assets to total assets	1.07%	1.46%
Total assets	$3,219,746	$2,006,146
Less: settlement deposit	(620,000)	—
Adjusted total assets	$2,599,746	$2,006,146
Nonperforming assets	$34,375	$29,242
Adjusted total assets	2,601,746	2,006,146
Nonperforming assets to total adjusted assets	1.32%	1.46%
Total deposits	$2,747,349	$1,646,091
Less: settlement deposit	(620,000)	—
Adjusted total deposits	$2,127,349	$1,646,091

Common shareholders’ equity	$201,863	$179,764
Less: Intangible assets	(4,154)	(4,242)
Tangible common equity	$197,709	$175,522
Book value per common share	$10.15	$9.14
Less: Intangible book value per common share	(0.21)	(0.22)
Tangible book value per common share	$9.94	$8.92
Total assets	$3,219,746	$2,006,146
Less: Intangible assets	(4,154)	(4,242)
Tangible assets	$3,215,592	$2,001,904
Tangible common equity ratio	6.15%	8.77%

Common shareholders’ equity	$201,863	$179,764
Less: settlement deposit	(30)	—
Less: Intangible assets	(4,154)	(4,242)
Tangible common equity	$197,679	$175,522
Total assets	$3,219,746	$2,006,146
Less: settlement deposit	(620,000)	—
Less: Intangible assets	(4,154)	(4,242)
Adjusted tangible assets	$2,595,592	$2,001,904
Adjusted tangible common equity ratio	7.62%	8.77%

Common shareholders’ equity	$201,863	$179,764
Less: settlement deposit	(30)	—
Adjusted common equity	$201,833	$179,764
Adjusted total assets	2,601,746	2,006,146
Adjusted common equity to adjusted total assets	7.76%	8.96%

GAAP to Non-GAAP Reconciliation

(dollars in thousands except per share data)

	Three Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Total interest earning assets	$2,531,768	$30,741	4.82%	$1,907,900	$24,421	5.08%
Less: settlement deposit	(114,000)	(72)	-0.25%	—	—	—
Adjusted interest earning assets	$2,417,768	$30,669	5.03%	$1,907,900	$24,421	5.08%

Total interest bearing liabilities	$1,718,118	$5,365	1.24%	$1,409,980	$4,722	1.33%

Adjusted interest spread			3.79%			3.75%
Adjusted interest margin			4.15%			4.10%

	Nine Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Total interest earning assets	$2,284,041	$86,033	5.04%	$1,828,508	$70,618	5.16%
Less: settlement deposit	(38,000)	(72)	-0.25%	—	—	—
Adjusted interest earning assets	$2,246,041	$85,961	5.12%	$1,828,508	$70,618	5.16%

Total interest bearing liabilities	$1,619,514	$15,257	1.26%	$1,371,659	$15,079	1.47%

Adjusted interest spread			3.86%			3.69%
Adjusted interest margin			4.21%			4.06%

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$17,384	$11,604	$6,494	$4,766
Less: settlement deposit	(30)	—	(30)	—
Adjusted net income	$17,354	$11,604	$6,464	$4,766

Average total assets	2,325,317	1,887,932	2,569,970	1,964,827
Less: settlement deposit	(38,000)	—	(114,000)	—
Adjusted average total assets	2,287,317	1,887,932	2,455,970	1,964,827

Adjusted return on average assets	1.01%	0.82%	1.04%	0.96%

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

Item 1A - Risk Factors

There have been no material changes as of September 30, 2011 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Removed and Reserved

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)

3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (2)
3.3	Bylaws of the Company (3)
4.1	Warrant to Purchase Common Stock (4)
4.2	Form of Subordinated Note due 2016 (5)
10.1	1998 Stock Option Plan (6)
10.2	Amended and Restated Employment Agreement between James H. Langmead and the Bank (7)
10.3	Amended and Restated Employment Agreement between Thomas D. Murphy and the Bank (8)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (9)
10.5	Amended and Restated Employment Agreement between Susan G. Riel and the Bank (10)
10.6	Fee Agreement between Robert P. Pincus and the Company (11)
10.7	2006 Stock Plan (12)
10.8	Amended and Restated Employment Agreement among Michael T. Flynn the Company and the Bank (13)
10.9	Amendment to Amended and Restated Employment Agreement among Michael T. Flynn the Company and the Bank (14)
10.10	Amended and Restated Employment Agreement between the Bank and Janice Williams (15)
10.11	Form of Note Exchange Agreement (16)
10.12	Eagle Bancorp, Inc. 2011 Employee Stock Purchase Plan (17)
11	Statement Regarding Computation of Per Share Income
See Note 5 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Consolidated Statement of Financial Position at September 30, 2011 and December 31, 2010
(ii) the Consolidated Statement of Earnings for the nine and three month periods ended September 30, 2011 and 2010,
(iii) the Consolidated Statement of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2011 and 2010
(iv) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010
(v) the Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2011.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.
(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(7)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(8)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(10)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(11)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-150763)
(12)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)
(13)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 8, 2008
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2010.
(15)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(17)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-175966).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 9, 2011	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: November 9, 2011	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company