Form 10-K
period 2011-12-31
EAGLE BANCORP INC
filed 2012-03-15
CIK 1050441

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2011 was approximately $219.4 million.

        As of March 4, 2012, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 20,212,835.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2012 are incorporated by reference in part III hereof.

EAGLE BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1.    BUSINESS

        Eagle Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for EagleBank (the "Bank"). The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. The Bank, a Maryland chartered commercial bank which is a member of the Federal Reserve System, is the Company's principal operating subsidiary. It commenced banking operations on July 20, 1998. As of December 31, 2011, the Bank operated fifteen offices: seven in Montgomery County, Maryland located in Rockville (3), Bethesda, Silver Spring, Potomac and Chevy Chase; five located in the District of Columbia; and three in Northern Virginia located in Tysons Corner, Ballston and Rosslyn. The Bank opened its sixteenth branch office in Reston, Virginia near Reston Town Center, in February 2012, and has announced an additional office projected to open in Merrifield, Virginia in the fall of 2012. The Bank seeks additional banking offices consistent with its strategic plan, although there can be no assurance that the Bank will establish any additional offices, or that any branch office will prove to be profitable.

        Eagle Commercial Ventures, LLC ("ECV") a direct subsidiary, provides subordinated financing for the acquisition, development and construction of real estate projects. Bethesda Leasing, LLC, holds title to and operates real estate owned acquired through foreclosure. Eagle Insurance Services, LLC, provides commercial and retail insurance products through a referral arrangement with The Meltzer Group, a large well known insurance brokerage within the Company's market area.

        The Bank operates as a community bank alternative to the super-regional financial institutions which dominate EagleBank's primary market area. The cornerstone of the Bank's philosophy is to provide superior, personalized service to its clients. The Bank focuses on relationship banking, providing each client with a number of services, familiarizing itself with, and addressing itself to, client needs in a proactive, personalized fashion. Management believes that the market segments which the Bank targets, small to medium-sized for profit and non-profit businesses and the consumer base of the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and proactive personal service that form the basis for the Bank's business development strategies.

        Description of Services.    The Bank offers full commercial banking services to its business and professional clients as well as complete consumer banking services to individuals living and/or working in the service area. The Bank emphasizes providing commercial banking services to sole proprietorships, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the Bank's primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves. The Bank also offers online banking and a remote deposit service which allows clients to facilitate and expedite deposit transactions through the use of electronic scanning devices.

        The Bank has developed a loan portfolio consisting primarily of traditional business and real estate secured loans with a substantial portion having variable rates, and where the cash flow of the borrower/borrower's business is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of five to ten years. Consumer loans are comprised primarily of home equity lines of credit and structured with an interest only draw period followed either by a balloon maturity or a fully amortized repayment schedule. The Bank has developed significant expertise and commitment as a Small Business Administration ("SBA") lender.

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

  •
  Business equipment financing.

  •
  Consumer home equity lines of credit and term loans.

  •
  Traditional general purpose consumer installment loans including automobile and personal loans. In addition, the Bank offers personal lines of credit.

  •
  Credit card services are offered through an outside vendor.

  •
  Residential mortgage loans.

        The direct lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in the Bank's primary market area, have a significant impact on the Bank's and the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent the Bank makes fixed rate loans, general increases in interest rates will tend to reduce the Bank's spread as the interest rates the Bank must pay for deposits may increase while interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans.

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

        Refer to Critical Accounting Policies at page 35; and Allowance for Credit Losses at page 53 for further discussion of credit risk management policies and practices.

        The composition of the Bank's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. At December 31, 2011, commercial real estate, and real estate construction combined represented approximately 70% of the loan portfolio. Owner occupied commercial real estate and owner occupied commercial real estate construction represent 13.5% of the loan portfolio. When owner occupied commercial real estate is excluded, the percentage of total loans decreases to 56.5%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Bank is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 23% of the loan portfolio at December 31, 2011 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

        Approximately 5% of the loan portfolio at December 31, 2011 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        The remaining 2% of the loan portfolio consists of residential home mortgage loans. These credits represent first liens on residential property loans originated by the Bank. While the Bank's business practices are to originate and sell (servicing released) loans made by its Residential Lending division, certain loan terms do not fit well the requirements of third party investors and are instead maintained in the Bank's portfolio. These type loans exhibit minimal credit risk.

        At January 31, 2012, the Bank had a legal lending limit of $42.2 million. Due to legal lending limitations, the Bank occasionally participates portions of credits to other area banks. The Bank has also participated loans to the Company until such time as the Bank could accommodate the participation within its legal limit or the loan could be participated to another lender. No loan participations to the Company are outstanding at December 31, 2011. The ability of the Company to assist the Bank with these credits has expanded the flexibility and service the Bank can offer its customers

        From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, ECV, which under its operating agreement conducts lending only to real estate projects, as to which the Company's directors or lending officers have significant expertise. Such loans may have higher risk characteristics than loans made by the Bank, such as lower priority interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loan transactions carry a standard rate of current interest, but also earn additional interest based on a fixed rate or a percentage of the profits of the underlying project. Refer to the discussion under "Management's Discussion and Analysis—Noninterest Income" at page 45 and "Loan Portfolio" at page 50, for further information on the Company's and ECV's higher risk lending activities. At December 31, 2011, ECV had three outstanding loan transactions totaling $2.3 million.

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

        The Bank originates residential mortgage loans primarily as a correspondent lender. With only rare exceptions, the loans are registered with one of the designated investors at the time of application with intentions of immediate sale to that investor on a servicing released basis. This activity is managed by utilizing the available pricing, programs and lock periods which produce market gains on the sale of the loan. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its investors, it also employs the services of the investor to underwrite the loans. Because the loans are originated with investor guidelines, designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods. In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default repurchase period is up to approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. In certain instances, the Bank may provide equity loans (second position financing) in combination with residential first mortgage lending for purchase money and refinancing purposes. The Bank also brokers loan transactions with two investors, where the Bank refers, but does not underwrite and does not close the loan transaction. In this situation the Bank has no recourse liability for the loan.

        The general terms and underwriting standards for each type of commercial real estate and construction loan are incorporated into the Bank's lending policies. These policies are analyzed periodically by management, and the policies are reviewed and approved by the Board on an annual basis. The Bank's loan policies and practices described in this report are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, by the appropriate officer or committee, in accordance with the Bank's loan policies. Policy standards are often stated in mandatory terms, such as "shall" or "must", but these provisions are subject to exceptions. Policy requires that loan value not exceed a percentage of "market value" or "fair value" based upon appraisals or evaluations obtained in the ordinary course of the Bank's underwriting practices.

        Loans are secured primarily by duly recorded first deeds of trust. In some cases, the Bank may accept a recorded second trust position. In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate satisfactory financial condition. Additionally, an equity contribution toward the project is required.

        Construction loans require that the financial condition and experience of the general contractor and major subcontractors be satisfactory to the Bank. Guaranteed, fixed price construction contracts are required whenever appropriate, along with payment and performance bonds or completion bonds for larger scale projects.

        Loans intended for residential land acquisition, lot development and construction are made on the premise that the land: 1) is or will be developed for building sites for residential structures; and 2) will ultimately be utilized for construction or improvement of residential zoned real properties, including the creation of housing. Residential development and construction loans will finance projects such as single family subdivisions, planned unit developments, townhouses, and condominiums. Residential land acquisition, development and construction loans generally are underwritten with a maximum term of 36 months, including extensions approved at origination.

        Commercial land acquisition and construction loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner user commercial properties. Borrowers are required to contribute equity into each project at levels determined by the appropriate Loan Committee. Commercial land acquisition and construction loans generally are underwritten with a maximum term of 24 months.

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

        Commercial permanent loans are secured by improved real property which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The debt service coverage ratio is ordinarily at least 1.15 to 1. As part of the underwriting process, debt service coverage ratios are stress tested assuming a 200 basis point increase in interest rates from their current levels.

        Commercial permanent loans generally subject to re-pricing after 5 years and are underwritten with a term not greater than 10 years or the remaining useful life of the property, whichever is lower. The preferred term is between 5 to 7 years, with amortization to a maximum of 25 years.

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

        The Company's loan portfolio includes loans made for real estate Acquisition, Development and Construction ("ADC") purposes, including both investment and owner occupied projects. ADC loans amounted to $429.7 million at December 31, 2011. The ADC loans containing loan funded interest reserves represent approximately 39% of the outstanding ADC loan portfolio at December 31, 2011. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

        Despite the softening economy and real estate markets in general, to date, the Company has not experienced any significant issues with increased vacancy rates or lower rents for income producing properties financed. However, the construction loan portfolio has felt to some extent the impacts of a softer market and slower absorption, although the Washington, D.C. metropolitan area real estate market has been very strong, as compared to other markets in the U.S. Some general slowness in turn of projects has impacted the liquidity of borrowers and guarantors. As a result the Company has maintained higher allocation factors (established in 2008) for the ALLL for the real estate loan portfolio. This increase has had an impact on the provision expense which results in marginal decrease in net income. Management carefully reviews the Bank's portfolio and general economic and market conditions on a regular basis and will continue to adjust both the specific and environmental reserve factors as necessary.

        Deposit services include business and personal checking accounts, NOW accounts, tiered savings and money market account and time deposits with varying maturity structures and customer options. A complete individual retirement account program is available. In cooperation with Goldman Sachs Asset Management, the bank offers a Goldman Sachs Investment Sweep Account, a check writing cash management account that sweeps funds to one of several off-balance sheet investment accounts managed by Goldman Sachs. The bank also participates in the Promontory Financial Group's Insure Cash Sweep program.

        The bank offers a full range of on-line banking services for both personal and business accounts. Other services include cash management services, business sweep accounts, lock box, and account reconciliation services, merchant card services, safety deposit boxes and Automated Clearing House origination. After-hours depositories and ATM service are also available.

        The Bank and Company maintain portfolios of short term investments and investment securities consisting primarily of U.S. Government Agency bonds and government sponsored enterprise mortgage backed securities, and municipal bonds. The Company also owns equity investments related to membership in the Federal Reserve System and the Federal Home Loan Bank ("FHLB"). The Company's securities portfolio also consists of equity investments in the form of common stocks. The Company holds limited equity investments in local banking companies. These portfolios provide the following objectives: liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives.

        The Company and Bank have formalized an asset and liability management process and have a standing Asset Liability Committee ("ALCO") consisting both of outside and inside directors. The ALCO operates under established policies and practices, which are updated and re-approved annually. A typical Committee meeting includes discussion of current economic conditions and strategies, including interest rate trends and volumes positions, the current balance sheet and earnings position, cash flow estimates, liquidity positions and funding alternatives as necessary, interest rate risk position (quarterly), capital position, review of the investment portfolio of the Bank and the Company, and the approval of investment transactions. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. Government agency securities and high grade municipal securities. High risk investments, derivatives and non traditional investments are prohibited, although the Bank does have investments in structured notes, which are permitted under the investment policy and which are performing well. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the ALCO, and mortgage backed pass through securities with average lives generally not to exceed eight years.

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

MARKET AREA AND COMPETITION

        The Bank's main office and the headquarters of the Company and the Bank are located at 7815 Woodmont Avenue, Bethesda, Maryland 20814. The Bank has six additional Maryland offices, located at 110 North Washington Street, Rockville; 8665 Georgia Avenue, Silver Spring; 130 Rollins Avenue, Rockville; 9600 Blackwell Road, Rockville; 15 Wisconsin Circle, Chevy Chase; and 12505 Park Potomac Avenue, Potomac. There are five offices in Washington, D.C., located at 2001 K Street, NW; 1044 Wisconsin Ave, NW; 1228 Connecticut Ave, NW, 1425 K Street, NW; and 700 7th Street, NW. The Bank has three offices in Virginia, located at 8601 Westwood Center Drive, Vienna; 4420 N. Fairfax Drive, Arlington; and 1919 North Lynn St, Arlington. The Bank opened its sixteenth branch office in Reston, Virginia at 12011 Sunset Hills Road near Reston Town Center, in February 2012, and has announced an additional office projected to open in Merrifield, Virginia in the fall of 2012.

        The primary service area of the Bank is the Washington, D.C. metropolitan area. With a population of approximately 6,200,000 (January, 2009), the region is the 5th largest market in the U.S. Total employment in the region is approximately 2,300,000. The region has the highest total of job creation of any market in the country with reported new job creation of more than 285,000 jobs since 2000. The Washington, D.C. metropolitan area contains a substantial federal workforce, as well as supporting a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants. The Gross Regional Product for 2010 was reported at $436 billion. Of this about $79 billion or 18% is spending by the federal government for procurement as of fiscal year 2010. The economic engine is well balanced with 37% contributed by local businesses. The regional economy is further supplied by national and international businesses at 16%. The region also has a very active non-profit sector including trade associations, colleges and universities and major hospitals.

        Montgomery County, Maryland with a total population of approximately 972,000 (2010) and occupying an area of about 500 square miles is located roughly 30 miles southwest of Baltimore and is a diverse and healthy segment of Maryland's economy. Montgomery County is a thriving business center and is Maryland's most populous jurisdiction. Population growth in the county is expected to grow 3.8% between 2010 and 2015. While the State of Maryland boasts a demographic profile superior to the U.S. economy at large, the economy in and around Montgomery County is among the very best in Maryland. According to data from the Maryland National Capital Parks and Planning Commission, the number of jobs in the County has been relatively stable in the recent past with the public sector contributing about 19% of the employment. This is due to federal as well as state and local government employment. The unemployment rate in Montgomery County is among the lowest in the state at 4.8% (December 2011), and has declined as compared to December 2010 (5.1%). A very educated population has contributed to favorable median household income of $93,373 (July 2010) with the number of households in excess of 353,100. According to the 2010 census update, approximately 57% of the County's residents (between 2006 and 2010) hold college or advanced degrees with 89% of households having computers, placing the population of Montgomery County among the most educated levels in the nation. The area boasts a diverse business climate of 33,000 businesses with 510,000 jobs in addition to a strong federal government presence. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector, and a legal, financial services and professional services sector. Major private employers include Adventist Healthcare, Lockheed Martin, Giant Food, and Marriott International. The county is also an incubator for firms engaged in bio-technology and the area has traditionally attracted significant amounts of venture capital. Transportation congestion remains the biggest threat to future economic development and the quality of life in the area.

        Montgomery County is home to many major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes of Health, National Oceanic and Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission, the Food and Drug Administration and the Walter Reed National Military Medical Center in Bethesda.

        Washington, D.C. in addition to being the seat of the Federal government is a vibrant city with a well educated, diverse population. According to survey estimates from the U.S. Census, the 2010 population of the District of Columbia is approximately 601,700, up from about 572,000 in 2000. Median household income, at $58,526 (between 2006 - 2010), is above the national median level of $51,914. The growth of residents in the city is due partially to improvements in the city's services and also to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. As of 2010, the housing market has grown to over 296,000 units. During 2010, the absorption of condominium units in the District has continued at a satisfactory pace. The inventory of new condominium units dropped from a peak of over 5,100 units at the end of 2006 to 700 units at year end 2010. While the Federal government and its employees are a major factor in the economy, over 100 million square feet of commercial office space support a dynamic business community of more than 20,000 companies. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. The vacancy rate for office space in the city fell from a peak of 11.8% in mid-2010 to 10.6% at the end of 2011. This was the second lowest vacancy rate in rankings of the largest downtown markets. Employment in the city was approximately 711,300 as of June 2011 up from 693,000 as of 2010. Statistics indicate that the District of Columbia lost 600 jobs, net, in 2009, particularly in the construction and retail industries. However, it also gained jobs in the professional sectors. In 2010 the city gained approximately 10,500 jobs, mostly in white collar positions. Unemployment has remained stable with the rate for December 2011 at 10.1%, level with December 2010 also at 10.1%. The disparity between the high level of unemployment among District residents and the strong employment trends reflects the high level of jobs held by residents of the surrounding suburban jurisdictions. The District has a well educated and highly paid work force. Over 51% of the jobs in the city are in managerial or professional positions. The Federal Government provides approximately 30% of the employment and professional service firms provide an additional 21%. Other large employers include the many local universities and hospitals. Another significant factor in the economy is the leisure and hospitality industry.

        Fairfax County, Virginia is a large, affluent jurisdiction with a population of approximately 1,081,700 as of 2010. This county of about 395 square miles is located west of Washington, D.C. Fairfax County is one of the leading technology centers in the United States. Six Fortune 500 companies are headquartered in the county and 26 of the largest 100 technology federal contractors in the Washington metropolitan area are located in Fairfax. The county has over 113 million square feet of office space and is one of the largest suburban office markets in the United States. The midyear 2011 office vacancy rate was 12.8%, below the national average of 17.4% as measured in early 2011. It is a thriving residential as well as business center with 381,700 households which are expected to grow at about 1% per annum over the next 5 to 10 years. The county is among the most affluent in the country with average household income of $105,416 per annum between 2006 and 2010. Total employment was over 573,000 as of 2009. The county did experience loss of jobs during 2009, although job growth of 9,500 positions was reported for 2010. Major companies headquartered in the county, which are also major employers, include Capital One Financial, CSC, Gannett, General Dynamics, Hilton Hotels, SAIC and Sallie Mae. The county is also home to several federal agencies including the CIA, Fort Belvoir and a major facility of the Smithsonian Institution.

        The most recent addition to the Company's footprint, Arlington County, Virginia has a population of over 207,600 as of 2010. The county is made up of 26 square miles and is situated just west of Washington, D.C., directly across the Potomac River. There are approximately 91,890 households with a median household income of $57,724 on average between 2006 and 2010. There were over 168,900 employees as of June 2011 working predominantly in the public sector. Significant private sector employers include Deloitte, Lockheed Martin Corporation, Virginia Hospital Center and Marriott International, Inc. Unemployment was 3.6% as of December 2011 compared to 3.7% in the prior year. These numbers compare favorably to the region, the rest of Virginia and the country. Arlington County has approximately 36.3 million square feet of office space with a vacancy rate of approximately 10.1% as of the fourth quarter

2011. The population is highly educated with over 70% of residents over 25 years of age holding at least a bachelor's degree as of 2010.

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

        Throughout the Washington, D.C. metropolitan area, competition is keen from large banking institutions headquartered outside of Maryland. In addition, the Bank competes with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank. Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies, although this regulatory oversight is undergoing dramatic change. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted in July 2010, regulation of all financial firms has been heighted. Under current law, unlimited interstate de novo branching is available to all state and federally chartered banks. As a result, institutions which previously were ineligible to establish de novo branches in the Company's market area may elect to do so.

EMPLOYEES

        At December 31, 2011 the Bank employed 338 persons on a full time basis, nine of whom are executive officers of the Bank, which compares to 292 employees at December 31, 2010. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, a 401(k) plan, life and long term disability insurance. Additionally, the Company maintains a stock-based compensation plan for employees of the Bank who meet certain eligibility requirements.

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

        The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting shareholders.

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

        Tier 1 Capital generally consists of the sum of common shareholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available-for-sale," together with a limited amount of other qualifying interests, including trust preferred securities. The cumulative perpetual stock issued to the United States Department of the Treasury (the "Treasury") pursuant to the Trouble Assets Relief Program Capital Purchase Program (the "Capital Purchase Program") is eligible for treatment as Tier 1 capital without limitation. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses and excess restricted core capital elements. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. Under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.

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

        Proposed Changes in Capital Requirements.    In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation ("Basel III"). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. Implementation is presently scheduled to be phased in between 2013 and 2019, although it is possible that implementation may be delayed as a result of multiple factors including the current condition of the banking industry within the U.S. and abroad.

        The Basel III final capital framework, among other things, (i) introduces as a new capital measure "Common Equity Tier 1" ("CET1"), (ii) specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

        When fully phased in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a "capital conservation buffer" of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

        Basel III also provides for a "countercyclical capital buffer," generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

        The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

        Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

        The U.S. banking agencies have indicated that they expect to propose regulations implementing Basel III, with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions' capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our net income and return on equity.

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

        Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadened the base for FDIC insurance assessments. Assessments are now based on a financial institution's average consolidated total assets less tangible equity capital. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank eliminated the statutory prohibition against the payment of interest on business checking accounts, effective in July 2011.

        There are three adjustments that can be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The current schedule for base assessment rates and potential adjustment is set forth in the following table.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV	Large and Highly Complex Institutions
Initial Base Assessment Rate	5 to 9	14	23	35	5 to 35
Unsecured Debt Adjustment (added)	(4.5) to 0	(5) to 0	(5) to 0	(5) to 0	(5) to 0
Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	2.5 to 9	9 to 24	18 to 33	30 to 45	2.5 to 45

        Additionally, the FDIC may impose special assessments from time to time.

        Consumer Financial Protection Bureau.    The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau ("CFPB") which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions such as the Company will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower's ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a "qualified mortgage" as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

         Trading in the common stock has been relatively light. As a result, shareholders may not be able to quickly and easily sell their common stock, particularly in large quantities.

        Although our common stock is listed for trading on The NASDAQ Capital Market and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been limited, averaging approximately 49,113 shares per day during 2011, and there can be no assurance that a continuously active and liquid market for the common stock can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

         Our ability to pay dividends on the common stock, or repurchase shares of common stock may be limited.

        Under the terms of the our Senior Non-Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") issued under the Small Business Lending Fund Program (the "SBLF"), our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of common stock is subject to restrictions. No repurchases of common stock may be effected, and no dividends may be declared or paid on the common stock during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock.

        Under the terms of the Series B Preferred Stock, the Company may only declare and pay a dividend on the common stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company's Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Articles Supplementary relating to the Series B Preferred Stock, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Stock (the "Tier 1 Dividend Threshold"). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in QSBL over the baseline level. See "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Common Equity" at page 27 for additional information on limitations of our ability to pay dividends.

         We may issue additional equity securities, or engage in other transactions which dilute our book value or affect the priority of the common stock, which may adversely affect the market price of our common stock.

        Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be affected. Such offerings, including an offering to fund the redemption of our Series B Preferred Stock, could be dilutive to common shareholders. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

         Directors and officers of the Company own approximately 16.77% of the outstanding common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of the Company. The results of the vote may be contrary to the desires or interests of the public shareholders.

        Directors and executive officers of the Company and their affiliates own approximately 16.77% of the outstanding shares of common stock, excluding shares which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the articles of incorporation.

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

        The Company is operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past years, with falling home prices and high levels of foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. While conditions appear to have begun to improve, generally and in the Company's market area, continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. For example, further deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses. The Company may also face the following risks in connection with these events:

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

        Since opening for business in 1998, our asset level has increased rapidly, including a 36% increase in 2011. Over the past five fiscal years (2007 - 2011), our net income has increased at a compounded annual rate of 25%, with an increase in net income of 47% in 2011. We may not be able to achieve comparable results in future years. As our asset size and earnings increase, it may become more difficult to achieve high rates of increase in assets and earnings. Additionally, it may become more difficult to achieve continued improvements in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced. Declines in the rate of growth of income or assets or deposits, and increases in operating expenses or nonperforming assets may have an adverse impact on the value of the common stock.

         We are subject to liquidity risk in our operations, which could be exacerbated if the Congress does not extend unlimited deposit insurance coverage for noninterest bearing demand deposit accounts.

        Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels. Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which at December 31, 2011, constituted 29% of our total deposits.

        The Dodd-Frank Act provided for temporary unlimited deposit insurance coverage for noninterest bearing demand deposit accounts through December 31, 2012, at no additional premium to the bank holding the deposit. This coverage was effective regardless of the amount of deposits maintained by a customer in the noninterest bearing demand account, or in other accounts at an insured depositary institution. If Congress does not extend this unlimited deposit insurance coverage provision, then deposits in such accounts in excess of the generally applicable $250,000 coverage limit will no longer be insured. In the absence of such insurance, customers who would have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder, or "too big to fail" or could elect to use other non-deposit funding products, such as repurchase agreements, that would require the Bank to pay interest and to provide securities as collateral for the Bank's repurchase obligation. At December 31, 2011, the Bank had approximately $543 million of deposits in noninterest bearing demand accounts that would be uninsured deposits, or 23% of our total deposits.

        While we believe that our strong earnings, capital position, relationship banking model and reputation as a safe and sound institution would mitigate the risk of lost deposits if unlimited insurance coverage for these accounts is not extended, there can be no assurance that that we will not have to replace a significant amount of deposits with alternative funding sources, such as repurchase agreements, federal funds lines, certificates of deposit, brokered deposits, other categories of interest bearing deposits and FHLB borrowings, all of which are more expensive than noninterest bearing deposits. While we believe that we would be able to maintain adequate liquidity at reasonable cost, the loss of a significant amount of noninterest bearing deposits could have a material adverse affect on our earnings, net interest margin, rate of growth and stock price. If unlimited deposit insurance coverage is extended on a basis that calls for additional premiums, our earnings, net interest margin, rate of growth and stock price could be adversely affected.

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

        A substantial portion of our loans are secured by real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2011, 77% of our loans were secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $429.7 million, or 21% were construction and land development loans. An additional $478.9 million, or 23% of portfolio loans, were commercial and industrial loans which are generally not secured by real estate. These categories of loans generally have a higher risk of default than other types of loans, such as single family residential mortgage loans. The repayments of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

        Additionally, through ECV, we provide subordinated financing for the acquisition, development and construction of real estate or other projects, the primary financing for which may be provided by the Bank. These subordinated financings and the business of ECV will generally entail a higher risk profile (including lower priority and higher loan to value ratios) than loans made by the Bank. A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income of the Company may be more volatile from period to period, based on the status of such projects. The Company may not be able to successfully operate or manage the business of providing higher loan to value financing.

         We may not be able to maintain growth in our Residential Lending division.

        Over the past two years, an increasing percentage of our noninterest income has been provided by the Bank's Residential Lending division, which originates residential mortgage loans on a pre-sold servicing released basis, for secondary market sale. The volume of loans originated and sold has increased from approximately $91 million in 2009, to $864 million in 2011. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors we cannot be certain that we will not be able to continue to increase the volume or percentage of revenue or net income produced by the residential mortgage business.

         Changes in interest rates and other factors beyond our control could have an adverse impact on our financial performance and results.

        Our operating income and net income depend to a great extent on our net interest margin, i.e., the difference between the interest yields we receive on loans, securities and other interest bearing assets and the interest rates we pay on interest bearing deposits and other liabilities. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or re-price more quickly than interest earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest earning assets mature or re-price more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve Board.

        We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2011, our cumulative net asset sensitive twelve month gap position was 14.38% of total assets, which includes loans currently at their floor rates. As such, we expect modest increases of approximately 0.8% and 2.2%, respectively, in projected net interest income and net income over a twelve month period resulting from a 100 basis point increase in rates, as loans currently at floor rates which are above the calculated contractual rate do not adjust upon a rate increase. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our noninterest income, as a result of reduced demand for residential mortgage loans, which we make on a pre-sold basis.

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

        Changes in laws, including those that permit banks to pay interest on checking and demand deposit accounts established by businesses commencing in July 2011, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. At December 31, 2011, 29% of our deposits were noninterest bearing demand deposits.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

        All properties out of which the Company operates are leased properties. As of December 31, 2011, the Company and its subsidiaries operated out of 18 leased facilities; 15 of which are leased for branch offices in the Washington, DC metro area: seven in Montgomery County, Maryland; five located in the District of Columbia; and three Northern Virginia.

        The Bank opened its sixteenth branch office in Reston, Virginia near Reston Town Center in February 2012, and has announced an additional office projected to open in Merrifield, Virginia in the Fall of 2012.

Maryland Branch Locations:

Bethesda—Main Office
7815 Woodmont Avenue
Bethesda, Maryland 20814
Chevy Chase Office
15 Wisconsin Circle
Chevy Chase, Maryland 20815
Park Potomac Office
12505 Park Potomac Avenue
Potomac, Maryland 20854
Rockville Office
110 North Washington Street
Rockville, Maryland 20850
Rollins Avenue Office
130 Rollins Avenue
Rockville, Maryland 20852
Shady Grove Office
9600 Blackwell Road
Rockville, Maryland 20850
Silver Spring Office
8665-B Georgia Avenue
Silver Spring, Maryland 20910
Virginia Branch Locations:

Ballston Office
4420 N. Fairfax Drive
Arlington, Virginia 22203
Merrifield Office(1)
2905 District Avenue
Fairfax, Virginia 22201
Reston Office(2)
12011 Sunset Hills Road
Reston, Virginia 20190
Rosslyn Office
1919 N. Lynn Street
Arlington, Virginia 22209
Tysons Corner Office
8601 Westwood Center Drive
Vienna, Virginia 22182
Washington, DC Branch Locations:

Dupont Circle Office
1228 Connecticut Avenue, NW
Washington, DC 20036
Gallery Place Office
700 7th Street, NW
Washington, DC 20001
Georgetown Office
1044 Wisconsin Avenue, NW
Washington, DC 20007
K Street Office
2001 K Street, NW
Washington, DC 20006
McPherson Square Office
1425 K Street, NW
Washington, DC 20005
 (1)  Opens fall 2012
(2) Opened February 2012

        Operations and executive administration accounted for an additional three offices. The executive offices for the Bank and the Company are located adjacent to the Main Office branch at 7809 Woodmont

Avenue, Bethesda, Maryland. The Lending Operations Center is located at 7830 Old Georgetown Road, and the Operations Center is located at 11961 Tech Road, Silver Spring, Maryland.

        In June 2003, the Company occupied an additional office facility in Bethesda at 7819 Norfolk Avenue, consisting of 2,820 square feet under a ten year lease (with options) which expires in May 2013. This facility is currently under a sub-lease arrangement which runs concurrent to the lease expiration in May 2013.

Other Properties:
Executive Offices 7809 Woodmont Avenue Bethesda, Maryland 20814	Reston Office 11911 Freedom Drive Reston, Virginia 20190
Lending Center 7830 Old Georgetown Road Bethesda, Maryland 20814	7819 Norfolk Avenue Bethesda, Maryland 20814
Operations Center 11961 Tech Road Silver Spring, Maryland 20904

        Additional leased space related to the Company's residential lending line of businesses either have been or are being opened in 2012. The Anne Arundel County Office located at 808 Landmark Drive, Suite 221, was opened in March 2012. The Reston property located at 12011 Sunset Hills Drive was opened in February 2012.

Residential Lending:
Anne Arundel County Office 808 Landmark Drive, Suite 221 Glen Burnie, Maryland 21061	Reston Office—Residential Lending 12011 Sunset Hills Drive Reston, Virginia 20190
Park Potomac office—Fifth Floor 12505 Park Potomac Avenue Potomac, Maryland 20854

ITEM 3.    LEGAL PROCEEDINGS

        From time to time the Company is a participant in various legal proceedings incidental to its business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY

        Market for Common Stock.    The Company's common stock is listed for trading on the NASDAQ Capital Market under the symbol "EGBN." Over the twelve month period ended December 31, 2011, the average daily trading volume amounted to approximately 49,113 shares, an increase from approximately 46,500 shares over the twelve month period ended December 31, 2010. No assurance can be given that a highly active trading market will develop or can be maintained. The following table sets forth the high and low sale prices for the common stock during each calendar quarter during the last two fiscal years. No dividends for common shareholders were declared during such periods. As of March 4, 2012, there were 20,212,835 shares of common stock outstanding, held by approximately 2,900 beneficial shareholders, including approximately 982 shareholders of record.

	2011		2010
Quarter	High	Low	High	Low
First	$15.14	$13.00	$12.98	$9.90
Second	$14.50	$11.80	$14.49	$11.06
Third	$14.55	$11.10	$12.25	$10.25
Fourth	$15.10	$11.26	$14.89	$10.95

        Dividends.    The Company has not paid a cash dividend on the common stock since the second quarter of 2008, after which the dividend was discontinued in order to conserve capital.

        The resumption of payment of a cash dividend on common stock will depend largely upon the ability of the Bank, the Company's principal operating business, to declare and pay dividends to the Company. Resumption of dividends on the common stock will also depend upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank.

        Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2011 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

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

        The Company's ability to pay dividends on the common stock is also restricted by the provisions of the Series B Preferred Stock issued under the SBLF. Under the Series B Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Series B Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach.

        Under the terms of the Series B Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the Series B Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company's Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Articles Supplementary relating to the Series B Preferred Stock, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Stock (the "Tier 1 Dividend Threshold"). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in QSBL over the baseline level.

        Issuer Repurchase of Common Stock.    No shares of the Company's Common Stock were repurchased by or on behalf of the Company during 2011 or 2010.

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

        See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for "Securities Authorized for Issuance Under Equity Compensation Plans."

        Stock Price Performance.    The following table compares the cumulative total return on a hypothetical investment of $100 in the Company's common stock on December 31, 2006 through December 31, 2011, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period, including reinvestment of dividends.

Total Return Performance

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Eagle Bancorp, Inc.	100.00	70.68	37.35	68.00	93.73	94.44
NASDAQ Stock Market Index-(U.S. Companies)	100.00	110.66	66.42	96.54	114.06	113.16
NASDAQ Bank Index	100.00	80.09	62.84	52.60	60.04	53.74

ITEM 6.    SELECTED FINANCIAL DATA

        The following table shows selected historical consolidated financial data for the Company. It should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report.

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

	Year ended December 31,
(dollars in thousands except per share data)	2011	2010	2009	2008	2007
Balance Sheet—Period End
Securities	$324,053	$237,576	$245,644	$169,079	$87,117
Loans held for sale	176,826	80,571	1,550	2,718	2,177
Loans	2,056,256	1,675,500	1,399,311	1,265,640	716,677
Allowance for credit losses	29,653	24,754	20,619	18,403	8,037
Intangible assets, net	4,145	4,188	4,379	2,533	236
Total assets	2,831,255	2,089,370	1,805,504	1,496,827	846,400
Deposits	2,392,095	1,726,798	1,460,274	1,129,380	630,936
Borrowings	152,662	146,884	150,090	215,952	128,408
Total liabilities	2,564,544	1,884,654	1,617,183	1,354,456	765,234
Preferred stockholders' equity	56,600	22,582	22,612	36,312	—
Common stockholders' equity	210,111	182,134	165,709	106,059	81,166
Total stockholders' equity	266,711	204,716	188,321	142,371	81,166
Tangible common equity(1)	205,966	177,946	161,330	103,526	80,930
Statement of Operations
Interest income	$119,124	$96,658	$84,338	$65,657	$57,077
Interest expense	20,077	19,832	24,809	23,676	23,729
Provision for credit losses	10,983	9,308	7,669	3,979	1,643
Noninterest income	13,501	9,242	7,297	4,366	5,186
Noninterest expense	63,276	51,005	42,773	30,817	24,921
Income before taxes	38,289	25,755	16,384	11,551	11,970
Income tax expense	13,731	9,098	5,965	4,123	4,269
Net income	24,558	16,657	10,419	7,428	7,701
Preferred dividends	1,511	1,299	2,307	177	—
Net income available to common shareholders	23,047	15,358	8,112	7,251	7,701

	Year ended December 31,
(dollars in thousands except per share data)	2011	2010	2009	2008	2007
Per Common Share Data(2)
Net income, basic	$1.16	$0.78	$0.55	$0.63	$0.73
Net income, diluted	1.14	0.77	0.55	0.62	0.71
Dividends declared	—	—	—	0.11	0.22
Book value	10.53	9.25	8.48	8.34	7.59
Tangible book value(3)	10.32	9.03	8.26	8.14	7.57
Common shares outstanding	19,952,844	19,700,387	19,534,226	12,714,355	10,693,447
Weighted average common shares outstanding	19,835,534	19,648,591	14,643,294	11,556,569	10,531,236
Ratios
Net interest margin(5)	3.99%	4.09%	3.85%	4.05%	4.37%
Efficiency ratio(4)	56.22%	59.26%	64.01%	66.49%	66.54%
Return on average assets(5)	0.97%	0.86%	0.65%	0.69%	0.96%
Return on average common equity	11.71%	8.74%	6.52%	8.04%	10.03%
Total capital (to risk weighted assets)	11.84%	11.64%	13.57%	11.93%	11.21%
Tier 1 capital (to risk weighted assets)	10.33%	9.91%	11.82%	9.78%	10.20%
Tier 1 capital (to average assets)	8.21%	9.32%	10.29%	9.22%	9.46%
Asset Quality
Nonperforming assets and loans 90+ past due	$36,019	$31,988	$27,131	$26,366	$5,324
Nonperforming assets and loans 90+ past due to total assets	1.27%	1.53%	1.50%	1.76%	0.63%
Allowance for credit losses to loans	1.44%	1.48%	1.47%	1.45%	1.12%
Allowance for credit losses to nonperforming assets	82.33%	77.39%	76.00%	69.80%	150.96%
Net charge-offs	$6,084	$5,172	$5,454	$1,123	$979
Net charge-offs to average loans	0.32%	0.35%	0.42%	0.12%	0.15%

(1)
Tangible common shareholders' equity, a non-GAAP financial measure, is defined as total common shareholders' equity reduced by goodwill and other intangible assets.

(2)
Presented giving retroactive effect to the 10% stock dividend paid on the common stock on October 1, 2008. In July 2008, the Company discontinued the payment of its quarterly cash dividend.

(3)
Tangible book value per common share, a non-GAAP financial measure, is defined as tangible common shareholders' equity divided by total common share outstanding.

(4)
Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

	Year ended December 31,
GAAP Reconciliation (dollars in thousands except per share data)	2011	2010	2009	2008	2007
Common stockholders' equity	$210,111	$182,134	$165,709	$106,059	$81,166
Less: Intangible assets	(4,145)	(4,188)	(4,379)	(2,533)	(236)

Tangible common equity	$205,966	$177,946	$161,330	$103,526	$80,930

Book value per common share	$10.53	$9.25	$8.48	$8.34	$7.59
Less: Intangible book value per common share	(0.21)	(0.22)	(0.22)	(0.20)	(0.02)

Tangible book value per common share	$10.32	$9.03	$8.26	$8.14	$7.57

(5)
The reported figure includes the effect of a $618 million deposit received on September 13, 2011 in connection with a class action settlement, which was disbursed by year end. The deposit was invested in excess reserves at the Federal Reserve Bank. As the magnitude of the deposit distorts the operational results of the Company, we present in the GAAP reconciliation below and in Management's Discussion and Analysis of Financial Condition and Results of Operations, certain performance ratios notably the net interest margin and the return on average assets excluding the effect of this deposit, which resulted in approximately $254,000 and $326,000 of interest income and $140,000 and $170,000 of income, net of tax, during the three and twelve months periods ended December 31, 2011. We believe this information is important to enable shareholders and other interested parties to assess the core operational performance of the Company.

	Twelve Months Ended December 31,
	2011			2010
GAAP Reconciliation (dollars in thousands except per share data)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Total interest earning assets	$2,482,625	$119,124	4.80%	$1,877,151	$96,658	5.15%
Less: settlement deposit(5)	(117,990)	(326)	(0.28)%	—	—	—

Adjusted interest earning assets	$2,364,635	$118,798	5.02%	$1,877,151	$96,658	5.15%

Total interest bearing liabilities	$1,679,855	$20,077	1.20%	$1,396,216	$19,832	1.42%
Adjusted interest spread			3.82%			3.73%
Adjusted interest margin			4.17%			4.09%

	Three Months Ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Total interest earning assets	$3,071,903	$33,091	4.27%	$2,021,492	$26,040	5.11%
Less: settlement deposit(5)	(396,710)	(254)	(0.25)%	—	—	—

Adjusted interest earning assets	$2,675,193	$32,837	4.87%	$2,021,492	$26,040	5.11%

Total interest bearing liabilities	$1,858,912	$4,820	1.03%	$1,469,085	$4,753	1.28%
Adjusted interest spread			3.84%			3.83%
Adjusted interest margin			4.15%			4.18%

	December 31,		December 31,
(dollars in thousands except per share data)	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)
Net income	$24,558	$16,657	$7,174	$5,054
Less: settlement deposit(5)	(326)	—	(254)	—

Adjusted net income	$24,232	$16,657	$6,920	$5,054

Average total assets	2,523,592	1,936,191	3,111,952	2,079,392
Less: settlement deposit	(117,990)	—	(396,710)	—

Adjusted average total assets	2,405,602	1,936,191	2,715,242	2,079,392

Adjusted return on average assets	1.01%	0.86%	1.01%	0.96%

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

GENERAL

        The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of sixteen offices, including seven offices serving Montgomery County, Maryland, five offices in the District of Columbia and four offices in Arlington and Fairfax Counties in Virginia. The Company has announced plans to open an additional office in Merrifield, Virginia, which is expected to open in the fall of 2012.

        The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank's market area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under firm commitments by the investors to purchase the loans subject to compliance with pre-established investor criteria. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale as well as servicing income on the portion participated. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages Other Real Estate Owned ("OREO") assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through a referral program with a third party. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects. This lending involves higher levels of risk, together with commensurate expected returns.

        In spite of the official measures of economic activity signaling an end to the recession in June 2010, generally weak economic conditions persisted in the U.S. economy throughout 2011, with unemployment levels remaining high, real estate values remaining a concern, home foreclosure problems, and personal income levels being only modestly higher. Average interest rates during 2011 declined as compared to 2010, in part due to the Federal Reserve's quantitative easing program involving large purchases of mortgaged backed securities. These purchases served to lower residential mortgage interest rates to all-time lows, in the hope that more homeowners might benefit from refinancing existing home mortgages. The Company's primary market, the Washington, D.C. metropolitan area, has been relatively less impacted by the severe recessionary climate than other parts of the country, due in part to the significant economic impact of the federal government, a highly educated work force and a diverse economy.

        The slowdown in the economy was less severe in the Company's marketplace than many other areas of the country, and has to a lesser extent impacted the Company's customers and business. The Company has had the resources and has remained committed to meeting the credit needs of its community, resulting in continued growth in its loan portfolio during 2011. Furthermore, the Company's capital position was enhanced in 2011 due its participation in the SBLF. The SBLF preferred stock carries a lower dividend rate than preferred stock under the Troubled Asset Relief Program Capital Purchase Program ("TARP CPP"), which was redeemed during 2011. The Company believes its strategies of remaining growth oriented and seeking quality lending and deposit relationships during the difficult economic times of the past few years has proven successful and is evidenced in all its financial and performance ratios. Additionally, the Company believes such focus and strategy of relationship building has fostered future growth opportunities.

        In this less than ideal operating environment, the Company was able to produce increased earnings in each quarter of 2011, continuing a trend of twelve quarters of increasing net income through the fourth quarter of 2011. The Company averted pitfalls which beleaguered many financial institutions. It did not make subprime residential mortgage loans to retail customers, did not invest in private label mortgage backed securities, securities backed by subprime or Alt A mortgages, and was not a major lender to home builders, factors which have negatively impacted many banking companies throughout the U.S and the region.

CRITICAL ACCOUNTING POLICIES

        The Company's consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.

        The fair values and the information used to record valuation adjustments for investment securities available for sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company's investment portfolio is categorized as available for sale with unrealized gains and losses net of income tax being a component of shareholders' equity and accumulated other comprehensive income.

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

        Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including, in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula and environmental components of the allowance. The establishment of allowance factors involves a continuing evaluation, based on management's ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors can have a direct impact on the amount of the provision, and a related after tax effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. Alternatively, errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance being in excess of amounts necessary to cover losses in the portfolio, and may result in lower provisions in the future. For additional information regarding the provision for credit losses, refer to the discussion under the caption "Provision for Credit Losses" below.

        The Company follows the provisions of ASC Topic 718, "Compensation," which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock awards, and performance based shares. This standard allows management to establish modeling assumptions as to expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company's practice is to utilize reasonable and supportable assumptions.

RESULTS OF OPERATIONS

Overview

        In mid September 2011, the Bank became the depository for an approximately $618 million noninterest bearing escrow deposit relating to a large class action lawsuit settlement (the "settlement deposit"). Due to the expected short-term nature of these funds, they were invested in excess reserves at the Federal Reserve Bank. These funds, as expected, were disbursed to other financial institutions before year-end 2011. We estimate that these funds contributed approximately $140 thousand to net earnings in the fourth quarter of 2011 and $170 thousand to earnings for the full year 2011. The funds are expected to be re-deposited with EagleBank for disbursement to claim holders in 2012. These funds positively impacted net earnings but had a substantial negative impact on our net interest margin and return on assets for the fourth quarter and full year 2011. Therefore, the discussion below also reflects our results of operation excluding the settlement deposit, on a non-GAAP basis, which management feels is more comparable to prior period results. The reconciliation of the various non-GAAP measures is included elsewhere in at Item 6 of this report.

        For the year and fourth quarter of 2011, the Company recognized one-time charges relating to a merger transaction that was terminated in the fourth quarter which had a pretax cost of $733 thousand and $400 thousand, respectively. In addition, for the year of 2011 the Company recognized one-time charges relating to conversion costs and special marketing expenses which had a pretax cost of $554 thousand and $296 thousand, respectively. These items negatively impacted the year and fourth quarter after tax earnings by $1.0 million ($0.05 per share) and $240 thousand ($0.01 per share), respectively.

        For the year ended December 31, 2011, the Company's net income was a record $24.6 million, a 47% increase over the $16.7 million for the year ended December 31, 2010 as compared to $10.4 million for the year ended December 31, 2009. The increase in net income for the twelve months ended December 31, 2011 can be attributed primarily to an increase in net interest income of 29% as compared to the same period in 2010. Net interest income growth was due substantially to growth in average earning assets of 32% in 2011.

        Net income available to common shareholders was $23.0 million ($1.16 per basic common share and $1.14 per diluted common share), as compared to $15.4 million ($0.78 per basic common share and $0.77 per diluted common share) for the year ended December 31, 2010, a 50% increase. The higher percentage increase in net income available to common shareholders versus net income is due to a lower dividend rate on preferred stock acquired from the SBLF program as opposed to preferred stock from the TARP CPP which was fully redeemed in 2011.

        For the three months ended December 31, 2011, the Company reported net income of $7.2 million as compared to $5.1 million for the same period in 2010. Earnings per basic share were $0.35 for the three months ended December 31, 2011, as compared to $0.24 for 2010. Earnings per diluted common shares were $0.35 for the three months ended December 31, 2011 and $0.23 for the same period in 2010.

        The Company had a return on average assets of 0.97% (1.01% excluding the effect of the settlement deposit) as compared to 0.86% for the year 2010, while the return of average common equity was 11.71% in 2011, as compared to 8.74% for the year 2010. The increase in these ratios was due to a combination of an increase in the net interest margin (excluding the settlement deposit), resulting primarily from lower funding costs; lower credit losses as a percentage of loans, increases in noninterest income, improved operating efficiency and, in the case of the return on average common equity, additional balance sheet leverage.

        The Company's earnings are largely dependent on net interest income, which represented 88% and 89% of total revenue (defined as net interest income plus non interest income) for the full year in 2011 and 2010, respectively. For the twelve months ended December 31, 2011, the net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets was 3.99% (4.17% excluding the settlement deposit) as compared to 4.09% for the twelve months ended December 31, 2010. The higher margin for 2011 (excluding the settlement deposit) as compared to 2010 was due to maintaining loan yields close to 2010 levels and reducing funding costs while maintaining a favorable deposit mix; much of which has occurred from efforts to increase and deepen client relationships.

        Excluding the settlement deposit, the higher margin for the year ended 2011 as compared to the same period of 2010 was due primarily to lower funding costs for both deposits and borrowings more than offsetting a decline in earning asset yields. Average loan yields declined by 7 basis points (from 5.87% to 5.80%), average investment yields declined by 37 basis points (from 2.69% to 2.32%), and average earning asset yields declined by 35 basis points (from 5.15% to 4.80%) as compared to a decline of 22 basis points (from 1.42% to 1.20%) in the cost of interest bearing liabilities. Importantly, a higher mix of average loans and average loans held for sale as a percentage of total earning assets (from 82% to 83%) during the year ended December 31, 2011, as compared to the same period in 2010, mitigated the decline in the average earning asset yield. The net interest spread was 3.82% for the year ended December 31, 2011, as compared to 3.73% for the same period in 2010, an increase of 9 basis points. The benefit of noninterest sources funding earning assets declined from 36 basis points for the year ended December 31, 2010 to 35 basis points for same period in 2011.

        Including the effect of the settlement deposit the margin decreased from 4.09% for the year ended December 31, 2010 to 3.99% for the same period in 2011. Including the effect of the settlement deposit, the net interest spread was 3.60% for the year ended December 31, 2011, as compared to 3.73% for the same period in 2010, a decrease of 13 basis points. Including the effect of the settlement deposit, the benefit of noninterest sources funding earning assets increased from 36 basis points for the year ended December 31, 2010 to 39 basis points for same period in 2011. The combination of a 13 basis point decline in the net interest spread and 3 basis points increase in the value of noninterest sources resulted in the 10 basis point decrease in the net interest margin.

        Excluding the effect of the settlement deposit, for the three months ended December 31, 2011 and 2010, average interest bearing liabilities were 70% and 73%, respectively, of average earning assets, as more earning assets were funded by noninterest bearing sources in the most recent three month period as compared to the same three month period in 2010. Additionally, due to a lower mix of average loans in the three months ended December 31, 2011, as compared to the same period in 2010 (from 80% to 76%), the average rate on earning assets for the three months ended December 31, 2011 decreased by 24 basis points from 5.11% to 4.87%. The cost of interest bearing liabilities for the three months ended December 31, 2011 as compared to 2010 decreased by 25 basis points from 1.28% to 1.03%, resulting in an increase in the net interest spread of 1 basis point from 3.83% for the three months ended December 31, 2010 to 3.84% for the three months ended December 31, 2011. The net interest margin decreased 2 basis points from 4.18% for the three months ended December 31, 2010 to 4.16% for the three months ended December 31, 2011.

        Including the effect of the settlement deposit, the net interest margin for the three months ended December 31, 2011 decreased to 3.65% from 4.18% for the same period in 2010. This decrease was due to a lower mix of average loans for the three months ended December 31, 2011 as compared to the same quarter in 2010 (from 74% to 66%) as the average rate on earning assets for the three months ended December 31, 2011 decreased by 84 basis points from 5.11% to 4.27%. The net interest spread was 3.24% for the three months ended December 31, 2011 as compared to 3.83% for the same period in 2010, a decrease of 18 basis points. The benefit of noninterest sources funding earning assets increased from 35 basis points for the three months ended December 31, 2010 to 41 basis points for same period in 2011. The combination of a 59 basis point decline in the net interest spread and 6 basis points increase in the value of noninterest sources resulted in the 53 basis point decrease in the net interest margin.

        The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates (on average) have declined. This factor has been significant to overall earnings performance over the past twelve months as net interest income (at 88%) represents the most significant component of the Company's revenues.

        In order to fund significant growth in the average balance of loans of 26% over the twelve months ended December 31, 2011 as compared to 2010, the Company has relied primarily upon core deposit growth, together with use of increased levels of brokered and wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts being promoted primarily through direct sales efforts by the business development staff and to growth in noninterest deposits primarily as a result of effectively building new and enhanced client relationships.

        In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased from 80% of average earning assets in 2010 to 76% (80% excluding the effect of the settlement deposit) of average earning assets for 2011. This higher growth of average funding sources as compared to loans added average liquidity to the balance sheet in 2011. The decrease in average loans as a percentage of average earning assets in 2011 was due to the significant growth in average deposits as compared to 2010, including the settlement deposit which added $118 million to average deposits. In 2011, average loans, excluding loans held for sale, increased $396 million, a 26% increase, and average deposits increased by $532 million, a 34% increase ($414 million and 26% excluding the effect of the settlement deposit) as compared to the same period in 2010. Average time deposit growth in 2011 of $73 million consisted primarily of brokered deposits, which were acquired in the first six months of 2011 from national firms at attractive term rates. The increase in average loans in 2011 as compared to 2010 is primarily attributable to growth in loans for both income producing—commercial real estate and construction loans. Average investment securities for the year of 2011 amounted to 11% of average earning assets, a decrease of 3% from an average of 14% for the same period in 2010, as average liquidity was enhanced. The combination of federal funds sold and interest bearing deposits with other banks, averaged 10% of average earning assets for the year of 2011 as compared to 5% for the same period in 2010.

        For the three months ended December 31, 2011, average loans were 66% of average earning assets (76% excluding the effect of the settlement deposit) as compared to 80% for the same period in 2010. Average loans increased $433 million (27%) and average deposits increased $943 million (55%) ($546 million and 32% excluding the effect of the settlement deposit), during the three months ended December 31, 2011 as compared to the same quarter of 2010. The increase in average loans in the fourth quarter of 2011 as compared to the fourth quarter of 2010 is primarily attributable to growth in income producing commercial real estate and construction loans. Increases in average deposits in the fourth quarter of 2011, as compared to the fourth quarter of 2010, is attributable to growth in noninterest bearing demand deposits, and money market accounts. Average investment securities for the three months ended December 31, 2011 amounted to 10% of average earning assets, a decrease of 3% from an average of 13% for the same period in 2010. The combination of federal funds sold and interest bearing deposits with other banks, averaged 18% of average earning assets (6% excluding the effect of the settlement deposit) for the three months ended December 31, 2011 as compared to 5% for the same period in 2010, as average balance sheet liquidity was enhanced during the latest three month period.

        The provision for credit losses was $11.0 million for the year of 2011 as compared to $9.3 million in 2010. The higher provisioning in 2011 as compared to 2010 is attributable to substantially higher amounts of loan growth in 2011 compared to 2010 ($381 million as compared to $276 million). For the twelve months ended December 31, 2011, net charge-offs totaled $6.1 million (0.32% of average loans) compared to $5.2 million (0.35% of average loans) for the twelve months ended December 31, 2010. Net charge-offs in the twelve months ended December 31, 2010 were primarily attributable to charge-offs of commercial real estate loans ($151 thousand), commercial and industrial loans ($3.4 million), construction loans

($1.2 million), the unguaranteed portion of SBA loans ($877 thousand), home equity loans ($292 thousand), and mortgage and consumer loans ($176 thousand).

        For the three months ended December 31, 2011, the provision for credit losses was $2.8 million as compared to $3.6 million for the three months ended December 31, 2010. Net charge-offs of $1.7 million in the fourth quarter of 2011 represented 0.34% of average loans, excluding loans held for sale, as compared to $1.0 million or 0.26% of average loans, excluding loans held for sale, in the fourth quarter of 2010. Net charge-offs in the fourth quarter of 2011 were primarily attributable to charge-offs of construction loans ($366 thousand), commercial and industrial loans ($780 thousand), the unguaranteed portion of SBA loans ($443 thousand) and consumer loans ($83 thousand).

        Total noninterest income for the year of 2011 was $13.5 million compared to $9.2 million in 2010, an increase of 46%. This increase was due primarily to a $3.0 million increase in gains realized on the sale of residential loans and $702 thousand of other income. Investment gains realized in both 2011 and 2010 were the result of asset/liability management decisions to either reduce call risk in the portfolio of U.S. Agency securities, to mitigate potential extension risk in longer-term mortgage-backed securities, to mitigate prepayment risk in mortgage-backed securities or to take advantage of a very strong fixed income market. Excluding investment securities gains, total noninterest income was $12.1 million for the year of 2011 as compared to $7.9 million for 2010, a 52% increase.

        Total noninterest income for the three months ended December 31, 2011 increased to $3.9 million from $3.7 million for the three months ended December 31, 2010, a 5% increase. This increase was due primarily to an increase of $320 thousand in gains on sales of residential mortgage loans in the fourth quarter of 2011, as compared to the fourth quarter of 2010, an increase of $249 thousand in service charges on deposit accounts and an increase of $101 thousand in other income, primarily associated with loan fee income offset by a decline of $497 thousand of investment gains in the fourth quarter of 2010. There were no investment securities gains in the fourth quarter of 2011 as compared to investment securities gains of $497 thousand in the fourth quarter of 2010. Excluding such investment securities gains, total noninterest income was $3.9 million for the fourth quarter of 2011 as compared to $3.2 million for the fourth quarter of 2010, an increase of 22%.

        The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 56.22% for the full year of 2011 as compared to 59.26% for the same period in 2010. Cost control remains a key operating objective of the Company. Total noninterest expenses were $63.3 million for the twelve months of 2011, as compared to $51.0 million for 2010, a 24% increase. This increase includes $1.7 million from a combination of non-recurring merger related expenses, system enhancements from a bank wide conversion in April 2011, and special events marketing. Cost increases for salaries and benefits were $9.0 million primarily due to merit and benefit cost increases, increases in incentive pay, and staffing increases primarily as a result of expansion of the commercial lending and Residential Lending divisions and new branches. Legal, accounting, and professional fees increases of $987 thousand were due substantially to resolution of problem loans and related collection costs. Premises and equipment expenses were $89 thousand lower due primarily to benefits from the consolidation of two branches offsetting the cost of three new offices and other normal costs increases during 2011. Marketing and advertising costs increased by $568 thousand due primarily to higher advertising and promotional expenses related to Residential Lending and special event marketing. Data processing costs increased by $925 thousand due to system enhancements, noted above, expanded customer base, and the addition of three new branch offices. FDIC insurance premiums on the higher levels of deposits were $497 thousand lower for the twelve months in 2011 as compared to 2010 due to a lower FDIC premium rate which took effect on April 1, 2011. Other expenses increases for the twelve months of 2011 versus 2010 amounted to $1.4 million associated primarily with merger expenses of $733 thousand and $554 thousand of conversion expenses.

        Total noninterest expenses were $18.3 million for the three months ended December 31, 2011, as compared to $13.5 million for the three months ended December 31, 2010, a 36% increase. Cost increases for salaries and benefits were $2.9 million primarily due to merit and benefit cost increases, increases in incentive pay, and staffing increases primarily as a result of expansion of the commercial lending and residential lending divisions and new branches. Premises and equipment expenses were $654 thousand higher due primarily to the cost of three new offices and normal increases in lease costs, offset by the benefits of branch consolidations during 2010. Marketing and advertising costs increased by $272 thousand due primarily to higher levels of companywide media advertising and higher Residential Lending division marketing in 2011. Data processing costs increased by $403 thousand due to system enhancements and the addition of three new branch offices. FDIC insurance premiums were $98 thousand less due to lower FDIC premiums rates which took effect on April 1, 2011. Other expenses increased by $438 thousand for the quarter ended December 31, 2011 compared to the same period in 2010, primarily due to $400 thousand of merger related expenses. The efficiency ratio was 56.97% for the fourth quarter of 2011, as compared to 53.98% for the fourth quarter of 2010. Excluding the impact of merger related expenses, the efficiency ratio was 55.57% for the fourth quarter of 2011.

        The ratio of common equity to total assets decreased from 8.72% at December 31, 2010 to 7.42% at December 31, 2011 due to an increase in balance sheet leverage. As discussed below, the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

        Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, loans held for sale, investment securities, and interest bearing deposits with banks. The cost of funds comprises interest expense on deposits, customer repurchase agreements and other borrowings, which are federal funds purchased and advances from FHLB. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income in 2011 was $99.0 million compared to $76.8 million in 2010 and $59.5 million in 2009. For the three months ended December 31, 2011, net interest income was $28.3 million as compared to $21.3 million and $16.7 million for the same periods in 2010 and 2009, respectively.

        The tables below labeled "Average Balances, Interest Yields and Rates and Net Interest Margin" present the average balances and rates of the various categories of the Company's assets and liabilities for the years and three months ended December 31, 2011, 2010 and 2009. Included in the tables are measurements of interest rate spread and margin. Interest spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While net interest spread provides a quick comparison of earnings rates versus cost of funds, management believes that net interest margin provides a better measurement of performance. Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Year Ended December 31,
	2011			2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$206,894	$513	0.25%	$8,151	$108	1.32%	$3,928	$94	2.39%
Loans held for sale	63,198	2,458	3.89%	32,362	1,384	4.28%	3,999	198	4.95%
Loans(1)(2)	1,895,268	109,862	5.80%	1,498,942	88,000	5.87%	1,308,538	76,806	5.87%
Investment securities available for sale(2)	266,758	6,181	2.32%	259,576	6,992	2.69%	182,073	7,138	3.92%
Federal funds sold	50,507	110	0.22%	78,120	174	0.22%	46,412	102	0.22%

Total interest earning assets	2,482,625	119,124	4.80%	1,877,151	96,658	5.15%	1,544,950	84,338	5.46%

Noninterest earning assets	67,882			80,787			70,012
Less: allowance for credit losses	26,915			21,747			19,344

Total noninterest earning assets	40,967			59,040			50,668

Total Assets	$2,523,592			$1,936,191			$1,595,618

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$64,849	$236	0.36%	$54,889	$209	0.38%	$52,083	$161	0.31%
Savings and money market	869,971	8,488	0.98%	684,858	7,847	1.15%	401,912	6,144	1.53%
Time deposits	579,346	8,524	1.47%	506,570	8,830	1.74%	566,686	14,651	2.59%

Total interest bearing deposits	1,514,166	17,248	1.14%	1,246,317	16,886	1.35%	1,020,681	20,956	2.05%
Customer repurchase agreements and federal funds purchased	116,367	685	0.59%	96,862	731	0.75%	93,363	957	1.03%
Other short-term borrowings	22	—	—	3,737	27	0.72%	30,562	611	1.97%
Long-term borrowings	49,300	2,144	4.35%	49,300	2,188	4.44%	45,322	2,285	5.04%

Total interest bearing liabilities	1,679,855	20,077	1.20%	1,396,216	19,832	1.42%	1,189,928	24,809	2.09%

Noninterest bearing liabilities:
Noninterest bearing demand	599,351			335,029			236,340
Other liabilities	9,044			6,648			8,702

Total noninterest bearing liabilities	608,395			341,677			245,042

Stockholders' equity	235,342			198,298			160,648

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,523,592			$1,936,191			$1,595,618

Net interest income		$99,047			$76,826			$59,529

Net interest spread			3.60%			3.73%			3.37%
Net interest margin			3.99%			4.09%			3.85%

(1)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $4.3 million, $2.6 million, and $2.1 million for the year ended December 31, 2011, 2010, and 2009 respectively.

(2)
Interest and fees on loans and investments exclude tax equivalent adjustments.

Average Balances, Interest Yields and Rates, and Net Interest Margin

	Three Months Ended December 31,
	2011			2010			2009
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$539,924	$341	0.25%	$9,419	$25	1.05%	$7,470	$39	2.07%
Loans held for sale	177,116	1,724	3.89%	74,210	769	4.14%	1,652	22	5.33%
Loans(1)(2)	2,030,986	29,583	5.78%	1,598,362	23,620	5.86%	1,350,424	20,554	6.04%
Investment securities available for sale(2)	301,517	1,427	1.88%	256,520	1,580	2.44%	224,225	1,747	3.09%
Federal funds sold	22,360	16	0.28%	82,981	46	0.22%	93,802	51	0.22%

Total interest earning assets	3,071,903	33,091	4.27%	2,021,492	26,040	5.11%	1,677,573	22,413	5.30%

Noninterest earning assets	68,745			80,973			74,569
Less: allowance for credit losses	28,696			23,073			19,974

Total noninterest earning assets	40,049			57,900			54,595

Total Assets	$3,111,952			$2,079,392			$1,732,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$73,577	$73	0.39%	$59,616	$69	0.46%	$55,434	$44	0.31%
Savings and money market	1,031,079	2,085	0.80%	732,839	1,889	1.02%	527,300	1,845	1.39%
Time deposits	570,624	1,969	1.37%	521,680	2,068	1.57%	524,860	2,975	2.25%

Total interest bearing deposits	1,675,280	4,127	0.98%	1,314,135	4,026	1.22%	1,107,594	4,864	1.74%
Customer repurchase agreements and federal funds purchased	134,332	152	0.45%	105,650	186	0.70%	82,106	184	0.89%
Other short-term borrowings	—	—	—	—	—	—	23,696	184	3.08%
Long-term borrowings	49,300	541	4.29%	49,300	541	4.35%	35,604	453	5.05%

Total interest bearing liabilities	1,858,912	4,820	1.03%	1,469,085	4,753	1.28%	1,249,000	5,685	1.81%

Noninterest bearing liabilities:
Noninterest bearing demand	977,427			395,953			273,711
Other liabilities	10,780			8,163			7,453

Total noninterest bearing liabilities	988,207			404,116			281,164

Stockholders' equity	264,833			206,191			202,004

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,111,952			$2,079,392			$1,732,168

Net interest income		$28,271			$21,287			$16,728

Net interest spread			3.24%			3.83%			3.49%
Net interest margin			3.65%			4.18%			3.96%

(1)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.2 million,$712 thousand, and $752 thousand for the three months ended December 31, 2011, 2010, and 2009 respectively.

(2)
Interest and fees on loans and investments exclude tax equivalent adjustments.

        The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2011 as compared to 2010 was a function of an increase in the volume of earning assets, and lower funding costs offsetting the decrease in interest income on earning assets, as compared to 2010. For 2010 over 2009, the change is due to an increase in the volume of earning assets, and an improving net interest margin resulting from lower funding costs more than offsetting the decrease in interest income on earning assets as compared to 2009.

Rate/Volume Analysis of Net Interest Income

	2011 compared with 2010			2010 compared with 2009
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$23,268	$(1,406)	$21,862	$11,176	$18	$11,194
Loans held for sale	1,319	(245)	1,074	1,404	(218)	1,186
Investment securities	193	(1,004)	(811)	3,038	(3,184)	(146)
Interest bearing bank deposits	2,633	(2,228)	405	101	(87)	14
Federal funds sold	(62)	(2)	(64)	70	2	72

Total interest income	27,351	(4,885)	22,466	15,789	(3,469)	12,320

Interest paid on
Interest bearing transaction	38	(11)	27	9	39	48
Savings and money market	2,121	(1,480)	641	4,325	(2,622)	1,703
Time deposits	1,269	(1,575)	(306)	(1,554)	(4,267)	(5,821)
Customer repurchase agreements	147	(193)	(46)	36	(262)	(226)
Other borrowings	(27)	(44)	(71)	(336)	(345)	(681)

Total interest expense	3,548	(3,303)	245	2,480	(7,457)	(4,977)

Net interest income	$23,803	$(1,582)	$22,221	$13,309	$3,988	$17,297

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consultant, support management's assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption "Critical Accounting Policies" for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table under "Allowance for Credit Losses" at page 53, which reflects the comparative charge-offs and recoveries.

        During the year of 2011, the allowance for credit losses increased $4.9 million reflecting $11.0 million in provision for credit losses and $6.1 million in net charge-offs during the period. The provision for credit losses was $11.0 million for 2011 compared to a provision for credit losses of $9.3 million for the same period in 2010. For 2011, net charge-offs amounted to $6.1 million as compared to $5.2 million for 2010. The higher provisioning in 2011 as compared to 2010 is primarily attributable to substantially higher loan growth in the twelve months of 2011 compared to 2010 ($381 million as compared to $276 million).

        The provision for credit losses was $2.8 million for the three months ended December 31, 2011 as compared to $3.6 million for the three months ended December 31, 2010. At December 31, 2011, the allowance for credit losses represented 1.44% of loans outstanding, as compared to 1.48% at December 31, 2010 and 1.41% at September 30, 2011. The lower provisioning in the fourth quarter of 2011, as compared to both the third quarter of 2011 and the fourth quarter of 2010 is due to lower amounts of loan growth in the fourth quarter of 2011. The lower growth rate of just 1% in the fourth quarter of 2011 was due substantially to higher loan pay downs, while the pace of loan originations remains solid. Net charge-offs of $1.7 million in the fourth quarter of 2011 represented 0.34% of average loans, excluding loans held for sale, as compared to $1.0 million or 0.26% of average loans, excluding loans held for sale, in the fourth quarter of 2010. Net charge-offs in the fourth quarter of 2011 were primarily attributable to charge-offs of construction loans ($366 thousand), commercial and industrial loans ($780 thousand), the unguaranteed portion of SBA loans ($443 thousand) and consumer loans ($83 thousand).

        As part of its comprehensive loan review process, the Bank's Board of Directors and Loan Committee or Bank's Credit Review Committee carefully evaluate loans which are past due 30 days or more. The Committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess the potential for increased levels of risk requiring additional reserves.

        The maintenance of a high quality loan portfolio, with an adequate allowance for possible credit losses, will continue to be a primary management objective for the Company.

Noninterest Income

        Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investments, income from bank owned life insurance ("BOLI") and other income.

        Total noninterest income for the year of 2011 was $13.5 million compared to $9.2 million in 2010, an increase of 46%. This increase was due primarily to a $3.0 million increase in gains on the sale of residential loans due substantially to higher levels of residential lending activity, a $261 thousand increase in gains realized on the sale of SBA loans and a $115 thousand increase in gains realized on the sale of investments. Other noninterest income increased by $702 thousand primarily due to higher levels of other loan fee income and increased ATM fees. Excluding investment securities gains, total noninterest income was $12.1 million for the twelve months of 2011 as compared to $7.9 million for 2010, a 52% increase.

        Total noninterest income for the three months ended December 31, 2011 increased to $3.9 million from $3.7 million for the three months ended December 31, 2010, a 5% increase. This increase was due primarily to an increase of $320 thousand in gains on sales of residential mortgage loans in the fourth quarter of 2011, as compared to the fourth quarter of 2010, an increase of $249 thousand in service charges on deposit accounts and an increase of $101 thousand in other income, primarily associated with loan fee income offset by a decline of $497 thousand of investment gains in the fourth quarter of 2010. There were no investment securities gains in the fourth quarter of 2011 as compared to investment securities gains of $497 thousand in the fourth quarter of 2010. Excluding such investment securities gains, total noninterest income was $3.9 million for the fourth quarter of 2011 as compared to $3.2 million for the fourth quarter of 2010, an increase of 22%.

        For the year ended December 31, 2011, service charges on deposit accounts increased to $3.3 million from $3.1 million, an increase of 8% over 2010. The increase in service charges was primarily related to fee increases due in part to the impact of lower interest rates on customer earnings credits and to new relationships. For the three months ended December 31, 2011, service charges on deposit accounts increased $249 thousand to $1.0 million compared to the same period in 2010, an increase of 32%. This increase was due to growth in new relationships.

        Gain on sale of loans consists of SBA and residential mortgage loans. For the year ended December 31, 2011, gain on sale of loans increased from $2.8 million to $6.1 million compared to the same period in 2010 or 114%. For the three months ended December 31, 2011, gain on sale of loans increased from $1.8 million to $2.2 million compared to the same period in 2010. The higher amount of gains is due substantially to gains realized on the sale of residential mortgage loans.

        The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $5.5 million for the year of 2011 compared to $2.5 million in the same period in 2010. For the three months ended December 31, 2011, gains on the sale of residential mortgage loans were $2.1 million as compared to $1.8 million for the same three months of 2010. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent within a specified period following sale and loan funding. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There has been no repurchases to date due to fraud or payment defaults. The reserve amounted to $194 thousand at December 31, 2011 and is included in Other liabilities on the Consolidated Balance Sheet. The Bank does not originate "sub-prime" loans and has no exposure to this market segment. Operating the expanded Residential Lending origination for a full twelve months in 2011 compared to only six months of expanded operations in 2010, and higher refinancing activity resulting from a decline in residential mortgage rates in 2011 as compared to 2010, were the primary reasons for the increase in income.

        The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $574 thousand for the year ended December 31, 2011 compared to $313 thousand for the year ended December 31, 2010. For the three months ended December 31, 2011, gains on the sale of SBA loans amounted to $126 thousand as compared to $4 thousand for the same period in 2010. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

        Other income totaled $2.3 million for the year ended 2011 as compared to $1.6 million for the same period in 2010, an increase of 44%. The major components of income in this category consist of ATM fees, SBA service fees, noninterest loan fees and other noninterest fee income. ATM fees increased from $559 thousand for the year ended 2010 to $751 thousand for the year ended 2011, a 26% increase. SBA service fees were substantially unchanged at $218 thousand for the year end 2011 as compared to $217 thousand for the year ended 2010. Noninterest loan fees increased from $634 thousand for the year ended 2010 to $946 thousand for the same period in 2011, a 49% increase, primarily due to letter of credit fees and higher non-amortizable loan fees resulting from the higher loan growth during 2011. Other noninterest fee income was $365 thousand for the year 2011 compared to $167 thousand for the same period in 2010. Other income totaled $562 thousand for the three months ended December 31, 2011 as compared to $461 thousand for the same period in 2010, an increase of 22%.

        Net investment gains amounted to $1.4 million and $0 for the year and quarter ended December 31, 2011, respectively, as compared to net investment gains of $1.3 million and $497 thousand for the year and quarter ended December 31, 2010, respectively. Investment gains realized in both 2011 and 2010 were the result of asset/liability management decisions to either reduce call risk in the portfolio of U.S. Agency securities, to mitigate potential extension risk in longer-term mortgage-backed securities or to mitigate prepayment risk in mortgage-backed securities.

Noninterest Expense

        Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance premiums and other expenses.

        Total noninterest expenses were $63.3 million for the twelve months of 2011, as compared to $51.0 million for 2010, a 24% increase. This increase includes $1.7 million from a combination of non-recurring merger related expenses, system enhancements from a bank wide conversion in April 2011, and special events marketing. For the three months ended December 31, 2011, total noninterest expenses were $18.3 million, as compared to $13.5 million for 2010, a 36% increase.

        Salaries and employee benefits were $34.5 million for the year ended 2011, as compared to $25.6 million for 2010, a 35% increase. For the three months ended December 31, 2011, salaries and employee benefits amounted to $10.2 million versus $7.3 million for the same period in 2010, a 39% increase. These increases were due to staff additions (including substantial expansion of the commercial and Residential Lending divisions and the opening of three new offices in 2011), merit increases, increased incentive based compensation and increased benefit costs. At December 31, 2011, the Company's staff numbered 338, as compared to 292 at December 31, 2010 and 235 at December 31, 2009.

        Premises and equipment expenses amounted to $8.4 million for the year ended December 31, 2011 as compared to $8.5 million for the same period in 2010, a 1% decrease. Premises and equipment expenses amounted to $2.4 million for the three months ended December 31, 2011 as compared to $1.7 million for the same period in 2010, a 38% increase. The decrease in expense for the year ended December 31, 2011 is due primarily to benefits from the consolidation of two offices closed in 2010 offset by the additional costs related to the opening of three new offices one opened in January, one opened in August, and one opened in November 2011. The increase in expense for the three months ended December 31, 2010 is due primarily to costs associated with the three offices opened in 2011. For the year and three months ended December 31, 2011, the Company recognized $324 thousand and $71 thousand respectively of sublease revenue as compared to $410 thousand and $93 thousand for the same period in 2010. The sublease revenue is a direct offset of premises and equipment expenses.

        Marketing and advertising expenses increased from $1.1 million for the year ended December 31, 2010 to $1.6 million for 2011, an increase of 54%. Marketing and advertising expenses increased from $139 thousand for the three months ended December 31, 2010 to $411 thousand for the same period in 2011, a 196% increase. The primary reason for the increase in 2011 and three months ended December 31, 2011 was due to higher expenses related to Residential Lending and special events marketing.

        Data processing expenses increased from $2.6 million for the year ended December 31, 2010 to $3.6 million for 2011, an increase of 35%. Data processing expenses increased from $674 thousand for the three months ended December 31, 2010 to $1.1 million in the same period in 2011, a 60% increase. The year and quarterly increases in expense were due to system enhancements beginning in April 2011, an expanded customer base, and the addition of three new branch offices.

        Legal, accounting and professional fees were $4.0 million for the year ended December 31, 2011, as compared to $3.0 million for 2010, an increase of 33%. Legal, accounting and professional fees were $1.1 million for the three months ended December 31, 2011, as compared to $806 thousand in 2010, a 37% increase. The primary reason for the increase in the year and three months were due substantially to the resolution of problem loans and related collection costs, and legal fees from the terminated acquisition.

        FDIC insurance premiums decreased to $2.2 million for the year ended December 31, 2011 as compared to $2.7 million for 2010, a decrease of 18%. For the three months ended December 31, 2011,

FDIC insurance premiums amounted to $567 thousand as compared to $665 thousand for the same period in 2010, a 15% decrease. FDIC insurance premiums on the higher levels of deposits were lower for 2011 as compared to 2010 due to a lower FDIC premium rate, which took effect on April 1, 2011.

        Other expenses increased to $9.0 million for the year ended December 31, 2011 from $7.7 million for the same period in 2010, an increase of 18%. For the three months ended December 31, 2011, other expenses amounted to $2.6 million as compared to $2.1 million for the same period in 2010, an increase of 21%. The major components of cost in this category include insurance expenses, broker fees, telephone, director fees, OREO expenses and other losses. The increase for the year of 2011 as compared to 2010 is primarily associated with merger expenses of $733 thousand and $554 thousand of conversion expenses. The increase for the quarter ended December 31, 2011 as compared to the same period in 2010 is primarily due to $400 thousand of merger related expenses.

Income Tax Expense

        The Company recorded income tax expense of $13.7 million in 2011 compared to $9.1 million in 2010 and $6.0 million in 2009, resulting in an effective tax rate of 35.9%, 35.3% and 36.4%, respectively. The higher effective tax rate for 2011 relates to lower relative levels of tax preferred investments and loans, including associated tax credits, as compared to higher levels of income.

BALANCE SHEET ANALYSIS

Overview

        At December 31, 2011, the Company's total assets were $2.83 billion, loans were $2.06 billion, deposits were $2.39 billion, borrowings which include customer repurchase agreements, were $152.7 million and shareholders' equity was $266.7 million. As compared to December 31, 2010, assets increased in 2011 by $741.8 million or 35.5%, loans by $380.8 million or 23%, deposits by $665.3 million or 39%, borrowings, including customer repurchase agreements increased by $5.8 million or 4% and shareholders' equity increased by $62.0 million or 30%.

        A substantial portion of the growth in 2011 in deposits is due to a focused sales effort to attract more core deposit customers, and an emphasis on requiring loan customers to maintain deposits with the Bank. The approximately $618 million settlement deposit was in the balance sheet at September 30, 2011 but not at December 31, 2011. The dollar volume of time deposits increased slightly (5%) as of December 31, 2011 as compared to December 31, 2010, due to the addition of brokered time deposits in the first six months of 2011. However, time deposits as a percentage of total deposits declined in 2011, as new deposits were increasingly attracted to higher rate money market accounts along with growth in demand deposit accounts. Approximately 23% of the Bank's deposits at December 31, 2011 ($555.1 million), and 31% at December 31, 2010 ($527.7 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term.

        The Company's shareholders' equity was enhanced in 2011 due to a net increase of $34.1 million in preferred stock. On July 14, 2011, the Company issued 56,600 shares of the Company's Series B Preferred Stock, Series B, for a total purchase price of $56.6 million pursuant to the SBLF program. Concurrent with the sale of Series B Preferred Stock, the Company redeemed, out of the proceeds of the issuance of the Series B Preferred Stock, all 23,325 outstanding shares of the Series A Preferred Stock related to the company's participation in the TARP CPP, for a redemption price of $23.4 million, including accrued but unpaid dividends to the date of redemption.

Investment Securities Available-for-Sale ("AFS") and Short-Term Investments

        The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company's investment securities categorized as "available-for-sale" ("AFS"). The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders' equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2011, the Company had a net unrealized gain in AFS securities of $8.1 million as compared to a net unrealized gain in AFS securities of $3.4 million at December 31, 2010. The deferred income tax liability at December 31, 2011 and 2010 related to these unrealized gains was $3.3 million and $1.4 million, respectively.

        The AFS portfolio is comprised of U.S. Government agency securities (34% of AFS securities) with an average duration of 3.0 years, seasoned mortgage backed securities that are 100% agency issued (47% of AFS securities) which have an average expected life of 2.8 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (19% of AFS securities) which have an average duration of 7.1 years, and equity investments which comprise less than 1% of AFS securities. The equity investment includes common stock of three community banking companies which have an estimated fair value of $299 thousand. Ninety nine percent (99%) of the investment securities which are debt instruments are rated AAA or AA. The remaining one percent (1%) of the investment securities which are debt instruments are municipal bonds which have a rating of A. All ratings represent investment grade issues.

        At December 31, 2011, the investment portfolio amounted to $313.8 million as compared to a balance of $228.0 million at December 31, 2010, an increase of 38%. The increase in the portfolio coincided with an increase in core deposits. The investment portfolio is managed to achieve goals related to income, liquidity, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships.

        The following table provides information regarding the composition of the Company's investment securities portfolio at the dates indicated. As earlier noted, amounts are reported at estimated fair value. The change in composition of the portfolio at December 31, 2011 as compared to 2010 was due principally to Asset Liability Committee decisions to increase the mix of municipal bonds, which was believed to represent good value and principal security, and to increase holdings of structured mortgage backed securities issued by U.S. Government agencies or government sponsored enterprises which are believed to well position the Company in the current increasing interest rate environment.

	December 31,
	2011		2010		2009
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
U. S. Government agency securities	$103,753	33.1%	$68,398	30.0%	$76,107	32.4%
Residential mortgage backed securities	147,978	47.2%	109,909	48.2%	125,396	53.3%
Municipal bonds	61,773	19.6%	49,368	21.6%	33,325	14.2%
Other equity investments	307	0.1%	373	0.2%	399	0.1%

	$313,811	100%	$228,048	100%	$235,227	100%

        The growth in the investment portfolio in 2011 over 2010 was due in large part to investing a significant portion of the deposit growth in excess of loan growth that occurred in 2011.

        The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted-average yield of the investment portfolio at December 31, 2011. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

        At December 31, 2011, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's shareholders' equity.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U. S. Government agency securities	$15,783	1.50%	$83,638	1.33%	$2,862	2.98%	$—	—	$102,283	1.40%
Residential mortgage backed securities	8,526	2.17%	113,941	2.35%	17,559	3.32%	5,425	2.27%	145,451	2.45%
Muncipal bonds	—	—	11,949	3.35%	45,599	3.64%	—	—	57,548	3.58%
Other equity investments	—	—	—	—	—	—	—	—	404	0.00%

	$24,309	—	$209,528	2.00%	$66,020	3.53%	$5,425	2.27%	$305,686	2.31%

        The Company also has a portfolio of short-term investments utilized for asset liability management needs which consist from time-to-time of discount notes, money market investments, and other bank certificates of deposit. This portfolio amounted to $10.3 million at December 31, 2011 as compared to $11.7 million at December 31, 2010.

        Federal funds sold amounted to $21.8 million at December 31, 2011 as compared to $34.0 million at December 31, 2010. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

        Interest bearing deposits with banks and other short-term investments amounted to $205.2 million at December 31, 2011 as compared to $11.7 million at December 31, 2010. The significant increase in these overnight funds during 2011 represents excess daily liquidity held at the Federal Reserve to meet future loan fundings, to fund future increases in investment securities and to meet other general liquidity needs of the Company.

Loan Portfolio

        In its lending activities, the Company seeks to develop substantial relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

        Loan growth over the past year has been favorable, with loans outstanding reaching $2.06 billion at December 31, 2011, an increase of $380.1 million or 23% as compared to $1.68 billion at December 31, 2010, and increased $276.2 million or 20% as compared to $1.40 billion at December 31, 2009.

        The loan growth in 2011 was predominantly in the commercial, commercial real estate owner occupied, construction, residential, and investment commercial real estate segments. Traditional sources of credit for commercial real estate transactions have begun to come back into the market. Despite an increased level of competition for business, the Bank has been able to continue to grow its commercial real estate portfolio and attract new customers. Commercial real estate leasing in the Bank's market area has held up far better than in other parts of the country and values have generally held up well with upward price pressure in prime pockets. Meanwhile, multi-family properties in a number of sub-markets within the Bank's market area are experiencing normalized to declining vacancy rates, with upward pressure on rents. Construction lending picked up in 2011 on both the commercial and residential fronts. The housing market saw an uptick in demand, and tract development has returned in certain suburban markets. Commercial loan growth was strong in 2011 and was reflective of both expansion among existing customers and growth in new banking relationships. Consumer loan balances, including home equity lines of credit, saw modest growth last year. The mortgage rate environment, particularly in the 4th quarter, enticed many borrowers to refinance their home equity line or loan balances taking advantage of lower rates.

        The Bank has a large portion of its loan portfolio related to real estate, with 72% consisting of commercial real estate, residential mortgage real estate and commercial and residential construction loans. Owner occupied commercial real estate and owner occupied commercial real estate construction represent 13.5% of the loan portfolio. When owner occupied commercial real estate is excluded, the percentage of total loans decreases to 58.5%. Real estate also serves as collateral for loans made for other purposes, resulting in 77% of loans being secured by real estate.

        The following table shows the trends in the composition of the loan portfolio over the past five years.

	Year Ended December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$478,886	23%	$411,744	26%	$346,692	25%	$334,999	27%	$149,332	21%
Investment—commercial real estate	756,645	37%	619,714	37%	499,501	36%	365,010	28%	265,678	37%
Owner occupied—commercial real estate	250,174	12%	223,986	13%	196,433	14%	184,059	15%	127,079	18%
Real estate mortgage—residential	39,552	2%	15,977	1%	9,236	1%	9,757	1%	2,160	—
Construction—commercial and residential(1)	429,669	21%	308,081	18%	252,695	18%	283,020	22%	110,115	15%
Home equity	97,103	5%	89,885	5%	87,283	6%	80,295	6%	57,515	8%
Other consumer	4,227	—	6,113	—	7,471	—	8,500	1%	4,798	1%

Total loans	2,056,256	100%	1,675,500	100%	1,399,311	100%	1,265,640	100%	716,677	100%

Less: Allowance for credit losses	(29,653)		(24,754)		(20,619)		(18,403)		(8,037)

Net loans	$2,026,603		$1,650,746		$1,378,692		$1,247,237		$708,640

(1)
Includes loans for land acquisition and development.

        As noted above, a significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area and secured by real estate or other collateral in that market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the Washington, D.C. metropolitan real estate market could have an adverse impact on this portfolio of loans and the Company's income and financial position. While our basic market area is the Washington, D.C. metropolitan area, in which 92% of our commercial real estate exposure exists, the Bank has made loans outside that market area where the nature and quality of such loans was consistent with the Bank's lending policies. At present, the Company believes that commercial real estate values are stable to improving in the specific sub-markets of the Washington, D.C. metropolitan market in which the Company has its most significant real estate exposure.

        The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. Commercial real estate loans and construction, land and land development loans represent 389% and 163%, respectively, of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. The Company is well capitalized. Nevertheless, the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

        At December 31, 2011, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

        The Company has directly made higher risk loans that entail additional risks as compared to loans made following normal underwriting practices. These higher risk loan transactions, representing financing subordinated to loans made by the Bank or other parties, and occasionally referred to in this report as "subordinated financings" are currently made through the Company's subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. Transactions are structured to provide ECV with returns commensurate to the risk through the requirement of additional interest following payoff of all loans, which additional interest is recorded as a component of non-interest income:

  •
  At December 31, 2011, ECV has $2.3 million of loans outstanding for higher risk loan transaction relating to three real estate projects which are currently in a construction/sales phase. The loans are expected to be outstanding throughout 2012, with marketing and sales continuing until that time.

  •
  For the years ended December 31, 2011, 2010 and 2009, the Company recorded $0, $7 thousand and $0 of noninterest income, respectively, from one subordinated financing transaction. The other two transactions were funded in the fourth quarter of 2011; as such $0 noninterest income was recorded on these transactions.

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

Loan Maturity

        The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2011.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
Commercial	$478,886	$240,164	$181,232	$54,898	$2,592
Owner occupied—commercial real estate	250,174	13,027	88,398	109,750	38,999
Investment—commercial real estate	756,645	164,155	396,505	194,569	1,416
Real estate mortgage—residential	39,552	9,410	20,489	4,284	5,369
Construction—commercial and residential	429,669	197,154	187,453	42,940	2,122
Home equity	97,103	1,358	4,174	33,993	57,578
Other consumer	4,227	1,772	822	277	1,356

Total loans	$2,056,256	$627,040	$879,073	$440,711	$109,432

Loans with:
Predetermined fixed interest rate	$810,903	$122,599	$507,074	$151,499	$29,731
Floating interest rate	1,245,353	504,441	371,999	289,212	79,701

Total loans	$2,056,256	$627,040	$879,073	$440,711	$109,432

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consultant, support management's assessment as to the adequacy of the allowance at December 31, 2011. During 2011, a provision for credit losses was made in the amount of $11.0 million and net charge-offs amounted to $6.1 million. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements and activity in the allowance for credit losses is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption, "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate allowance for credit losses, as well as the discussion under the caption "Provision for Credit Losses."

        The allowance for credit losses represented 1.44% of total loans at December 31, 2011 as compared to 1.48% at December 31, 2010. At December 31, 2011, the allowance represented 90% of nonperforming loans as compared to 98% at December 31, 2010. The decrease in the coverage ratio was due substantially to the mix of the portfolio, loan growth, and the significant portion of well secured loans in the non performing category.

        As part of its comprehensive loan review process, the Bank's Board of Directors, Directors' Loan Committee and Credit Review Committee carefully evaluate loans which are past due 30 days or more.

The Committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are 90 days past due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk which may require additional reserves.

        At December 31, 2011, the Company had $32.8 million of loans classified as nonperforming, and $23.5 million of potential problem loans, as compared to $25.3 million of nonperforming loans and $36.5 million of potential problem loans at December 31, 2010. Please refer to Note 1 to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company's policy regarding impairment of loans. Please refer to "Nonperforming Assets" at page 56 for a discussion of problem and potential problem assets.

        As the loan portfolio and allowance for credit losses review process continues to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. In 2011, the Company witnessed a decreased level of net charge-offs and believes its level of net charge-offs and problem assets were below those of its peer banking companies. The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.

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

        The following table sets forth activity in the allowance for credit losses for the past five years.

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Balance at beginning of year	$24,754	$20,619	$18,403	$8,037	$7,373
Charge-offs:
Commercial(1)	4,310	2,495	3,705	481	1,005
Investment—commercial real estate(2)	277	719	488	29	—
Owner occupied—commercial real estate	—	246	239	—	—
Real estate mortgage—residential	95	—	553	—	—
Construction—commercial and residential(2)	1,366	1,698	177	497	—
Home equity	295	43	427	124	—
Other consumer	87	21	191	86	26

Total charge-offs	6,430	5,222	5,780	1,217	1,031

Recoveries:
Commercial(1)	28	37	274	44	37
Investment—commercial real estate(2)	126	3	—	—	—
Owner occupied—commercial real estate	—	—	—	—	—
Real estate mortgage—residential	3	—	2	—	—
Construction—commercial and residential(2)	183	7	2	50	—
Home equity	3	2	—	—	—
Other consumer	3	—	49	—	15

Total recoveries	346	49	327	94	52

Net charge-offs	6,084	5,173	5,453	1,123	979

Additions charged to operations	10,983	9,308	7,669	3,979	1,643
Acquired allowance—Fidelity	—	—	—	7,510	—

Balance at end of year	$29,653	$24,754	$20,619	$18,403	$8,037

Ratio of allowance for credit losses to total loans outstanding at year end	1.44%	1.48%	1.47%	1.45%	1.12%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.32%	0.34%	0.42%	0.12%	0.15%

(1)
Includes SBA loans.

(2)
Includes loans for land acquisition and development.

        The following table presents the allocation of the allowance for credit losses by loan category and the percent of loans each category bears to total loans. The allocation of the allowance at December 31, 2011 includes specific reserves of $4.8 million against impaired loans of $32.8 million as compared to specific reserves of $3.9 million against impaired loans of $25.3 million at December 31, 2010. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Year Ended December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial	$9,609	23%	$8,630	26%	$9,871	25%	$8,923	27%	$3,300	21%
Investment—commercial real estate(2)	7,304	37%	6,668	37%	3,328	36%	2,103	28%	1,447	37%
Owner occupied—commercial real estate	1,898	12%	2,064	13%	3,167	14%	2,746	15%	1,606	18%
Real estate mortgage—residential	399	2%	115	1%	28	1%	58	1%	21	—
Construction—commercial and residential(2)	8,546	21%	5,745	18%	3,680	18%	3,972	22%	1,314	15%
Home equity	1,528	5%	1,441	5%	382	6%	394	6%	233	8%
Other consumer	369	—	91	—	163	—	207	1%	116	1%
Unallocated	—	—	—	—	—	—	—	—	—	—

Total allowance for credit losses	$29,653	100%	$24,754	100%	$20,619	100%	$18,403	100%	$8,037	100%

(1)
Represents the percent of loans in each category to total loans.

(2)
Includes loans for land acquisition and development.

Nonperforming Assets

        As shown in the table below, the Company's level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and other real estate owned ("OREO"), totaled $36.0 million at December 31, 2011, representing 1.27% of total assets, as compared to $32.0 million at December 31, 2010, representing 1.53%. The Company has been highly proactive in addressing existing and potential problem loans resulting from a weaker economy. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for loan losses at 1.44% of total loans at December 31, 2011 is adequate to absorb potential credit losses in the loan portfolio at that date.

        Included in nonperforming assets at December 31, 2011 is OREO of $3.2 million, consisting of eleven foreclosed properties. The Company had eleven OREO properties with a net carrying value of $6.7 million at December 31, 2010. OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the year of 2011, the Company sold nine foreclosed properties with a net carrying value of $6.3 million, recording a net loss on sale of $444 thousand.

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

        Loans are considered to have been modified in a TDR when due to a borrower's financial difficulties the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDR's as the accommodation of a borrower's request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example, (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had six TDR's at December 31, 2011 totaling approximately $13.9 million, as compared to two TDR's at December 31, 2010, totaling approximately $4.4 million. These loans have demonstrated a period of at least six months of performance under the modified terms.

        Total nonperforming loans amounted to $32.8 million at December 31, 2011 (1.59% of total loans), compared to $25.3 million at December 31, 2010 (1.51% of total loans). Nonperforming loans increased by $7.5 million at December 31, 2011 as compared to 2010, and the ratio of nonperforming loans to total loans increased marginally primarily due to the migration of one large real estate secured loan ($12 million) moving to nonperforming status.

        The following table shows the amounts and relevant ratios of nonperforming assets at December 31 for the past five years:

(dollars in thousands)	2011	2010	2009	2008	2007
Nonaccrual Loans:
Commercial	$5,718	$5,137	$4,364	$3,506	$1,174
Investment—commercial real estate	7,662	3,913	1,641	3,960	641
Owner occupied—commercial real estate	282	—	526	207	—
Real estate mortgage—residential	1,041	760	259	—	—
Construction—commercial and residential	17,459	14,645	15,192	17,588	3,386
Home equity	624	297	42	196	123
Other consumer	8	535	—	—	—
Accrual loans-past due 90 days:
Commercial	—	—	—	—	—
Real estate—commercial	—	—	—	—	—
Other consumer	—	—	—	—	—

Total nonperforming loans(1)(2)	32,794	25,287	22,024	25,457	5,324

Other real estate owned	3,225	6,701	5,106	909	—

Total nonperforming assets	$36,019	$31,988	$27,130	$26,366	$5,324

Coverage ratio, allowance for credit losses to total nonperforming loans	90.42%	97.89%	93.62%	72.29%	150.96%
Ratio of nonperforming loans to total loans	1.59%	1.51%	1.57%	2.01%	0.74%
Ratio of nonperforming assets to total assets	1.27%	1.53%	1.50%	1.76%	0.63%

(1)
As of December 31, 2011, nonaccrual loans reported in the table above included $1.5 million related to loans that were restructured as "trouble debt restructurings" during 2011.

(2)
Gross interest income that would have been recorded in 2011 if nonaccrual loans shown above had been current and in accordance with their original terms was $1.5 million, while interest actually recorded on such loans was $350 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

        Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

        At December 31, 2011, there were $23.5 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $23.5 million in potential problem loans at December 31, 2011, compared to $25.7 million at September 30, 2011, and $36.5 million at December 31, 2010. There were $19.1 million of potential problem loans that comprised the $36.5 million in loans considered as potential problem loans at December 31, 2010, that migrated to nonperforming loan status over the course of 2011. The nonperforming loan balance at December 31, 2011, included $17.4 million the loans that were considered potential problem loans at December 31, 2010. The Company maintains a conservative posture with respect to its risk ratings, which allows for early intervention in potential problem loan situations. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See Allowance for Credit Losses on page 53 for a description of the allowance methodology.

Other Earning Assets

        Residential mortgage loans held for sale amounted to $176.8 million at December 31, 2011 compared to $80.6 million at December 31, 2010. The significant increase in loans held for sale in 2011 was due to the Company's expansion of the Residential Lending origination and sales division throughout 2011. Origination and sale of these loans on a "servicing released" basis is emphasized by the Company in order to enhance noninterest income. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent within a specified period following sale and loan funding. There were no loan repurchases as a result of these defined events in 2011. While the Bank considers these potential recourse provisions to be a minimal risk, it has established a reserve based on the portfolio of loans subject to re-purchase. The Bank did not engage in the origination of subprime or "exotic" mortgage loans. See "Business" at page 1 for a description of the Bank's mortgage lending and brokerage activities.

        Bank owned life insurance is utilized by the Company in accordance with income tax regulations as part of the Company's financing of its benefit programs. At December 31, 2011 this asset amounted to $13.7 million as compared to $13.3 million at December 31, 2010, which reflected an increase in cash surrender values, and not new investments.

Intangible Assets

        The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization is made to arrive at the initial recorded value, which is included in intangible assets, net, on the Consolidated Balance Sheets.

        For 2011, excess servicing fees of $56 thousand were recorded, and $30 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2011, the balance of excess servicing fees was $179 thousand. For 2010, excess servicing fees of $82 thousand were recorded, of which $88 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2010, the balance of excess servicing fees was $153 thousand.

        In connection with the Fidelity acquisition and in connection with the purchase during 2011 of a branch office, the Company made an allocation of the purchase price to core deposit intangibles which were based off of an independent evaluation and are included in intangible assets, net, on the Consolidated Balance Sheets. The initial amount recorded for OBA was $215 thousand which is being amortized over its remaining economic life of 1 year, in addition to the $2.3 million recorded for Fidelity which is being amortized over its remaining economic life of 4.2 years as a component of other noninterest expense. The amounts amortized in 2011 and 2010 were $284 thousand and $185 thousand, respectively. The unamortized assets at December 31, 2011 and 2010 were $1.8 million and $1.9 million, respectively.

        The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity and subsequent allowable adjustments through August 31, 2009, of $2.2 million. The Company's testing of potential goodwill impairment (which is required annually), has resulted in no impairment being recorded.

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

        For the year ended December 31, 2011, total deposits increased $665.3 million, from $1.73 billion to $2.39 billion, or 39%, due largely to focused sales efforts in 2011 to attract more core deposit customers, to an emphasis on requiring loan customers to place deposits with the Bank, and to increases in wholesale funding.

        Approximately 23% of the Bank's deposits at December 31, 2011 ($555.1 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 31% at December 31, 2010 ($527.7 million). This decrease in the percentage of total deposits provided by the time deposit category at December 31, 2011 as compared to December 31, 2010, was due to more emphasis on acquiring both core money market and demand deposit accounts.

        For the twelve months ended December 31, 2011, noninterest bearing deposits increased $288.2 million to $688.5 million or a growth rate of 72% as compared to $400.3 million as of December 31, 2010, while interest bearing deposits increased by $377.1 million during the same period, a growth rate of 28%. Within interest bearing deposits, money market and savings accounts collectively amounted to $1.07 billion at December 31, 2011 or 45% of total deposits, as compared to $737.1 million, or 43% of total deposits, at December 31, 2010, a 45% increase.

        The following table sets forth the maturities of time deposits with balances of $100 thousand or more, which represent 14% and 20% of total deposits as of December 31, 2011 and 2010, respectively. See Note 7 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table at page 42 for the average rates paid on interest-bearing deposits. Time deposits of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.

	December 31,
(dollars in thousands)	2011	2010	2009
Three months or less	$109,615	$112,706	$89,318
More than three months through six months	90,094	78,567	74,189
More than six months through twelve months	44,764	108,181	74,152
Over twelve months	87,997	45,293	58,540

Total	$332,470	$344,747	$296,199

        From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC, for one-way purchased transactions. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service ("CDARS"), which provides for reciprocal ("two-way") transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance. These reciprocal CDARS funds are classified as brokered deposits, although bank regulators have recognized that these deposits have many characteristics of core deposits. At December 31, 2011, total time deposits and savings and money market accounts, included $311.2 million of brokered deposits, which represented

13% of total deposits. The CDARS component represented $100.0 million or 4% of total deposits. These sources are believed to represent a reliable and cost efficient alternative funding source for the Company. At December 31, 2010, total time deposits included $151.6 million of brokered deposits, which represented 9% of total deposits. The CDARS component represented $91.5 million, or 5% of total deposits. The higher level of wholesale funding during 2011 is attributable solely to longer-term deposits acquired in the first six months of 2011 in anticipation of higher levels of interest rates.

        At December 31, 2011, the Company had approximately $688.5 million in noninterest bearing demand deposits, representing 29% of total deposits. This compared to approximately $400.3 million of these deposits at December 31, 2010 or 23% of total deposits. These deposits are primarily business checking accounts on which the payment of interest is prohibited by regulations of the Federal Reserve Board. As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd Frank") banks are no longer prohibited from paying interest on demand deposits account, including those from businesses, effective in July 2011. To date, the elimination of this prohibition has had little impact on the Bank's interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank routinely evaluates this provision and other portions of Dodd-Frank. Payment of interest on these deposits could have a significant negative impact on the Company's net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated, as the payment of interest on accounts currently will not permit those business checking accounts above $250,000 to receive deposit insurance, a factor deemed important. Unlimited deposit insurance on noninterest business accounts is currently set to expire at the end of 2012.

        As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $103.4 million at December 31, 2011 compared to $97.6 million at December 31, 2010. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities or U.S. government agency mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain sufficient investment securities for pledging purposes to accommodate the fluctuations in balances which may occur in these customer repurchase agreement accounts.

        The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Bank had $40 million of borrowings outstanding under its credit facility from the FHLB. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's commercial mortgage and home equity loan portfolios.

        In September 2011, the Company renewed its Loan Agreement and related Stock Security Agreement and Promissory Note (the "credit facility") with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV.

        Please refer to "Capital Resources and Adequacy" at page 68, and Note 8 to the Consolidated Financial Statements for additional information regarding the Company's short and long-term borrowings.

COMPARISON OF 2010 VERSUS 2009

        The Company reported net income of $16.7 million for the year ended December 31, 2010, a 60% increase from net income of $10.4 million for the year ended December 31, 2009. Net income available to common shareholders, which is after accrual of preferred stock dividends, was $15.4 million for year ended December 31, 2010, an 89% increase from net income available to common shareholders of $8.1 million for the year ended December 31, 2009. The increase in net income for the twelve months ended December 31, 2010 can be attributed primarily to an increase in net interest income of 29% as compared to the same period in 2009. Net interest income growth was due substantially to growth in average earning assets of 22% in 2010 and to expansion of the net interest margin by 24 basis points to 4.09%.

        Earnings per basic common share were $0.78 for the year ended December 31, 2010, as compared to $0.55 for 2009. Earnings per diluted common share were $0.77 for the year ended December 31, 2010, as compared to $0.55 for 2009. During 2009 there was a significant increase in the number of shares outstanding as a result of the Company's successful offering of common stock completed in September 2009, which in part accounts for the relatively lower level of income per share.

        The Company had a return on average assets of 0.86% and a return on average common equity of 8.74% for the year of 2010, as compared to returns on average assets and average equity of 0.65% and 6.60%, respectively, for the year of 2009.

        The Company's earnings are largely dependent on net interest income, which represented 89% of total revenue (defined as net interest income plus non interest income) in 2010 and 2009. For the twelve months ended December 31, 2010, the net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets increased from 3.85% for the twelve months ended December 31, 2009 to 4.09% for the twelve months ended December 31, 2010. The higher margin for 2010 as compared to 2009 was due to lower funding costs for both deposits and borrowings more than offsetting declines in earning asset yields. Higher average federal funds sold during the year ended December 31, 2010, as compared to the same period in 2009, contributed to the lower earning asset yields, as did lower yields on investment securities, due to lower market interest rates and the impact of investment sales. The benefit of noninterest sources funding earning assets declined by 12 basis points to 36 basis points for the twelve months ended December 31, 2010 as compared to 48 basis points for the same period in 2009, which effect was due to lower market interest rates in 2010 as compared to 2009. Additionally, while the average rate on earning assets for the twelve months ended December 31, 2010, as compared to the same period in 2009 decreased by 31 basis points from 5.46% to 5.15%, the cost of interest bearing liabilities decreased by 67 basis points from 2.09% to 1.42%, resulting in a net interest spread of 3.73% for the twelve months ended December 31, 2010, as compared to 3.37% for the same period in 2009, an increase of 36 basis points. The combination of a 36 basis point increase in the net interest spread and a 12 basis point decline in the value of noninterest sources resulted in the 24 basis point increase in the net interest margin in 2010 versus 2009.

        Due to favorable core deposit growth during 2010, the need to meet loan funding objectives has not required the use of further alternative funding sources, such as FHLB advances, correspondent bank lines of credit and brokered time deposits, the balances of which declined since December 31, 2009. The major components of the growth in core deposits has been growth in a special money market account, and growth in noninterest deposits primarily as a result of effectively building new and enhanced client relationships.

        In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased from 85% of average earning assets in 2009 to 82% of average earning assets in 2010. The decrease in average loans as a percentage of other earning assets is due to the growth in the securities portfolio and other earning assets resulting from higher levels of growth in deposits as compared to loans during 2010. In 2010, average loans, including loans held for sale, increased $219 million, a 17% increase, and average deposits increased by $324 million, a 26% increase as compared to 2009. The increase in average loans in 2010 as compared to 2009 is primarily attributable to growth in loans on income-producing commercial real estate and commercial loans. The increase in average deposits in 2010 as compared to 2009 is primarily attributable to noninterest bearing demand deposits and money market deposits. Investment securities for the year of 2010 amounted to 14% of average earning assets, an increase of 2% from an average of 12% for the year of 2009. Federal funds sold averaged 4% of average earning assets in 2010 as compared to 3% in 2009.

        The provision for credit losses was $9.3 million for the year of 2010 as compared to $7.7 million in 2009. The higher provisioning in 2010 as compared to 2009 is attributable to substantially higher amounts of loan growth in 2010 compared to 2009. For the twelve months ended December 31, 2010, net charge-offs totaled $5.2 million (0.35% of average loans) compared to $5.5 million (0.42% of average loans) for the twelve months ended December 31, 2009. Net charge-offs in the twelve months ended December 31, 2010 were primarily attributable to charge-offs of commercial real estate loans—owner occupied ($246 thousand), commercial real estate loans ($716 thousand), commercial and industrial loans ($1.7 million), construction loans ($1.7 million), and the unguaranteed portion of SBA loans ($750 thousand).

        At December 31, 2010, the allowance for credit losses represented 1.48% of loans outstanding, as compared to 1.47% at December 31, 2009. The allowance for credit losses was 98% of nonperforming loans at December 31, 2010, as compared to 94% at December 31, 2009.

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

        The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 59.26% for the full year of 2010 as compared to 64.01% for the same period in 2009, as the Company has enhanced its productivity. Cost control remains a key operating objective of the Company. Total noninterest expenses were $51.0 million for the year of 2010, as compared to $42.8 million for 2009, a 19% increase. The increase is primarily due to salaries, incentive compensation and benefits increases of $4.6 million including staffing increases primarily as a result of expansion of the Residential Lending division, to premises and equipment expense increases of $1.1 million and to other expense increases of $2.1 million. Other expense increases include $851 thousand due to the operating and disposition costs of OREO properties; legal, accounting and professional fees of $256 thousand and data processing cost increases of $273 thousand. Premises and equipment expenses include approximately $827 thousand due to the acceleration of rent and leasehold improvement amortization for the consolidation of two branch offices in 2010. These higher costs were partially offset by a reduction in marketing and advertising costs of $41 thousand and lower FDIC insurance costs of $51 thousand, largely as a result of the absence of a special assessment of approximately $723 thousand recorded in the second quarter of 2009.

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

        The Company recorded income tax expense of $9.1 million in 2010 compared to $6.0 million in 2009, resulting in an effective tax rate of 35.3%, and 36.4%, respectively. The lower effective tax rate for 2010 relates to higher average tax exempt investments and loans, including associated tax credits.

        At December 31, 2010, the Company's total assets were $2.09 billion, loans were $1.68 billion, deposits were $1.73 billion, borrowings, including customer repurchase agreements, were $146.9 million and shareholders' equity was $204.7 million. As compared to December 31, 2009, assets increased in 2010 by $283.9 million or 16%, loans by $276.2 million or 20%, deposits by $266.5 million or 18%, borrowings, including customer repurchase agreements decreased by $3.2 million or 2% and shareholders' equity increased by $16.4 million or 9%.

        A substantial portion of the growth in 2010 in deposits is due to focused sales effort to attract more core deposit customers, and an emphasis on requiring loan customers to maintain deposits with the Bank. The dollar volume of time deposits has remained relatively unchanged at December 31, 2010 as compared to December 31, 2009; however, time deposits as a percentage of total deposits declined in 2010 as new deposits were increasingly attracted to higher rate money market accounts. Approximately 31% of the Bank's deposits at December 31, 2010 ($527.7 million), and 35% at December 31, 2009 ($509.7 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term.

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

        Loan growth over the past year has been favorable, with loans outstanding reaching $1.68 billion at December 31, 2010, an increase of $276.2 million or 20% as compared to $1.40 billion at December 31, 2009.

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

        The Company's level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and OREO, totaled $32.0 million, at December 31, 2010, representing 1.53% of total assets, as compared to $27.1 million, at December 31, 2009, representing 1.50%. While the total amount of nonperforming assets at December 31, 2010 was higher than at December 31, 2009, the ratio of nonperforming loans to total loans was lower at December 31, 2010 as compared to December 31, 2009. The Company has been highly proactive in addressing existing and potential problem loans resulting from a weaker economy. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for loan losses at 1.48% of total loans at December 31, 2010 is adequate to absorb potential credit losses in the loan portfolio at that date.

        Included in nonperforming assets at December 31, 2010 is OREO of $6.7 million, consisting of eleven foreclosed properties. The Company had twelve OREO properties with a net carrying value of $5.1 million at December 31, 2009. OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the year of 2010, the Company sold eight foreclosed properties with a net carrying value of $2.7 million, recording a net loss on sale of $366 thousand.

        Residential mortgage loans held for sale amounted to $80.6 million at December 31, 2010 compared to $1.6 million at December 31, 2009. The significant increase in loans held for sale in 2010 was due to the Company's expansion of the Residential Lending origination and sales division in the second quarter of 2010. Origination and sale of these loans on a "servicing released" basis is emphasized by the Company in order to enhance noninterest income. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent within a specified period following sale and loan funding. There were no loan repurchases as a result of these defined events in 2010. While the Bank considers these potential recourse provisions to be a minimal risk, it has established a reserve based on the portfolio of loans subject to re-purchase. The Bank did not engage in the origination of subprime or "exotic" mortgage loans.

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

        For the year ended December 31, 2010, total deposits increased $266.5 million, from $1.46 billion to $1.73 billion, or 18%, due largely to focus sales efforts in 2010 to attract more core deposit customers, and also due to the emphasis on requiring loan customers to place deposits with the Bank.

        At December 31, 2010, the Company had approximately $400.3 million in noninterest bearing demand deposits, representing 23% of total deposits. This compared to approximately $308 million of these deposits at December 31, 2009 or 21% of total deposits. These deposits are primarily business checking accounts.

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

CONTRACTUAL OBLIGATIONS

        The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 15 to the Consolidated Financial Statements—Financial Instruments with Off-Balance Sheet Risk, the following table shows details on these fixed and determinable obligations as of December 31, 2011 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$1,836,981	$—	$—	$—	$1,836,981
Time deposits(1)	334,040	208,049	13,025	—	555,114
Borrowed funds(2)	103,362	20,000	19,300	10,000	152,662
Operating lease obligations	5,350	10,460	9,330	11,207	36,347
Outside data processing(3)	2,246	3,775	2,052	—	8,073

Total	$2,281,979	$242,284	$43,707	$21,207	$2,589,177

(1)
Excludes accrued interest payable at December 31, 2011.

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

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 15 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2011 and 2010.

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

        Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2011, approximately 85% of the dollar amount of standby letters of credit was collateralized.

        With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, capital expenditures or capital resources, that is material to investors.

LIQUIDITY MANAGEMENT

        Liquidity is a measure of the Company's and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources and which are substantial. The Company's secondary sources of liquidity include a $30 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at December 31, 2011. Additionally, the Bank can purchase up to $82.8 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2011 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $423.2 million, against which there was $82.6 million outstanding at December 31, 2011. The Bank also has a commitment at December 31, 2011 from the Promontory Interfinancial Network to place up to $100 million of brokered deposits from its Insured Network Deposit ("IND") program with the Bank, with an actual balance of $34.0 million at December 31, 2011. At December 31, 2011, the Bank was also eligible to make advances from the FHLB up to $249.4 million based on collateral at the FHLB, of which $40.0 million was outstanding at December 31, 2011. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which amounts to approximately $171.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated, except for periodic testing, that this facility would be utilized for contingency funding only.

        The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. Furthermore, deposit interest rate offerings are routinely subjected to competitive rate surveys purchased from independent sources. Those weekly surveys show the Bank's deposit rates to be competitive to local bank. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks' lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee of the Bank's Board of Directors has adopted policy guidelines which emphasize the importance of core deposits and adequate asset liquidity. In the year ended December 31,

2011, the Bank was able to substantially increase its core deposits through both new relationships and increases to accounts of existing relationships.

        At December 31, 2011, under the Bank's liquidity formula, it had $1.20 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

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

        The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent in total 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At December 31, 2011, non-owner-occupied commercial real estate loans and construction, land and land development loans represent 389% and 163%, respectively of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

        The Company has a credit facility with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.25%. Interest is payable on a monthly basis. The term of the credit facility expires on August 31, 2012. There were no amounts outstanding under this credit facility at December 31, 2011 or 2010.

        On July 14, 2011, the Company entered into and consummated a Securities Purchase Agreement (the "Purchase Agreement") with the Secretary of the Treasury of the United States (the "Secretary") under the Small Business Lending Fund program. Pursuant to the Purchase Agreement, the Company issued 56,600 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock"), having a liquidation amount per share equal to $1,000, for a total purchase price of $56,600,000.

        The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QSBL" (as defined in the Purchase Agreement) by the Bank. The dividend rate for the first two dividend periods was one percent (1%). For the third through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change if any, in the Bank's level of QSBL. If the level of the Bank's qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than ten percent (10%), then the dividend rate payable on the Series B Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%).

        The Series B Preferred Stock may be redeemed at any time at the Company's option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

        On July 14, 2011, concurrent with the sale of the Series B Preferred Stock under the Small Business Lending Fund, the Company entered into and consummated a letter agreement with the Treasury, pursuant to which the Company redeemed, out of the proceeds of the issuance of the Series B Preferred Stock, all 23,325 outstanding shares of the Series A Preferred Stock related to the company's participation in the Troubled Asset Relief Program's Capital Purchase Program, for a redemption price of $23,425,398, including accrued but unpaid dividends to the date of redemption.

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

        The issuance of the New Notes in exchange for the Old Notes (the "Exchange") is intended to enable the Company to maximize the regulatory capital treatment of its indebtedness. As a result of the Exchange, 100% of the principal amount of the New Notes was eligible for inclusion in capital at December 31, 2010. The capital treatment of the New Notes is being phased out in the last five years they are outstanding commencing in October 2011, at a rate of 20% per year. Thus, at December 31, 2011, only 80% of the principal amount of the New Notes is eligible for inclusion in Tier 2 capital.

        At December 31, 2011, the capital position of the Company and its wholly owned subsidiary, the Bank, continues to exceed regulatory requirements and guidelines. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital ratio, Total risk-based capital ratio, and the Leverage ratio. Tier 1 capital consists of common and qualifying preferred shareholders' equity (including without limit the preferred stock issued to the Treasury) less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, and for the Company to a limited extent, excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the Leverage ratio.

        The Company's capital ratios were all well in excess of guidelines established by the Federal Reserve Board and the Bank's capital ratios were in excess of those required to be classified as a "well capitalized" institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company's and Bank's capital ratios at December 31, 2011 and 2010 are shown in Note 17 to the Consolidated Financial Statements.

        The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank's concentrations in commercial real estate loans. See "Regulation" at page 9 and "Risk Factors" at page 17.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management of Interest Rate Risk

        A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank's net income is largely dependent on net interest income. The Asset Liability Committee ("ALCO") of the Bank's Board of Directors formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and re-pricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company's profit objectives. During the year ended December 31, 2011, the Company was able to both increase its net interest income and manage its overall interest rate risk position.

        The Company, through its ALCO and ongoing financial management practices monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels and has been managing the investment portfolio to mitigate extension risk in that same portfolio should interest rates increase. Also, the Company has no call risk in its U.S. Agency investment portfolio. During the twelve months ended December 31, 2011, the investment portfolio balance has increased due to both an increase in customer repurchase agreements requiring collateral and to deployment of excess liquidity. Cash flows from maturing mortgaged backed securities were reinvested into a combination of U.S. Agency issues, and pass-through and structured mortgaged backed securities. Additionally, investments have been made in new high quality municipal bonds. The duration of the investment portfolio declined to 3.4 years at December 31, 2011 from 3.9 years at December 31, 2010. In the loan portfolio, the re-pricing duration of the portfolio was 24 months at December 31, 2011, as compared to 11 months at December 31, 2010 due significantly to a change in modeling methodology. Fixed rate loans represented 40% of total loans at December 31, 2011 (37% at December 31, 2010) while variable and adjustable rate loans were 60% of total loans at December 31, 2011 (63% at December 31, 2010). Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five-year U.S. Treasury interest rate. In the deposit portfolio, since December 31, 2010, duration has extended to 36 months at December 31, 2011 (32 months at December 31, 2010), as the mix of longer term core demand and money market accounts has increased. Also, longer-term brokered deposits acquired in the first six months of 2011 added duration to term deposits. For the six months ended June 30, 2011, the Company acquired more fixed rate longer-term brokered deposits in anticipation of higher interest rates, which did not occur. For the six months ended December 31, 2011, the growth of core deposits was substantial, which growth enhances franchise value and provides a stable funding source. Core deposits were acquired in a combination of noninterest bearing and money market accounts. Growing core deposits by acquiring new and expanded relationships to the Bank has been a major objective which has been met by the Company over many months, adding liquidity and enhancing asset sensitivity to the year-end 2011 balance sheet. The additional liquidity includes substantially higher amounts of loans held for sale. The re-pricing duration of the deposit portfolio increased to 36 months at December 31, 2011 from 32 months at December 31, 2010, as the mix of deposits shifted from time deposits with relatively short duration to money market and demand accounts with longer effective durations.

        The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations. These factors have resulted in less pressure on loan yields over the past twelve months, as average interest rates have declined, thereby contributing to enhancing the Company's net interest margin (excluding the effect of the settlement deposit) in 2011 as compared to 2010. Subject to interest rate floor rates, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

        The net unrealized gain before tax on the investment portfolio increased to $8.1 million at December 31, 2011 from $3.4 million at December 31, 2010, with realized gains of $1.4 million recorded for the year ended December 31, 2011. Gains were realized during the year 2011 to both take advantage of a very strong fixed income market and to mitigate prepayment risk in the portfolio of mortgaged backed securities.

        There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

        One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2011.

        For the analysis presented below, at December 31, 2011, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

        As quantified in the table below, the Company's analysis at December 31, 2011 shows a moderate effect on net interest income (over the next 12 months) as well as the effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities. The re-pricing duration of the investment portfolio at December 31, 2011 is 3.4 years, the loan portfolio 2.0 years; the interest bearing deposit portfolio 2.5 years and the borrowed funds portfolio 1.2 years.

        The following table reflects the result of simulation analysis on the December 31, 2011 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+11.2%	+31.5%	+0.3%
+300	+7.9%	+22.1%	-0.2%
+200	+3.2%	+9.1%	-0.6%
+100	+0.8%	+2.2%	-0.3%
0	—	—	—
-100	+3.6%	+10.0%	-4.8%
-200	+4.7%	+13.0%	-8.6%

        The results of simulation are well within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 20% for a 300 basis point change and 25% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at December 31, 2011 are not considered to be material. The positive impact of 0.8% in net interest income and 2.2% in net income given a 100 basis point increase in market interest rates reflects in large measure the higher level of short-term investments added to the balance sheet in the later part of 2011, as deposit growth exceeded loan growth, and the funds were held short-term to meet expected future loan fundings.

        During 2011, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of asset liquidity at December 31, 2011, the risk position at the end of the year 2011 was similar to the interest rate risk position at December 31, 2010.

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

        Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or re-pricing periods, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the loan. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of a significant interest rate increase.

        During 2011, average market interest rates declined as compared to 2010 and the yield curve flattened. The average two year U.S. Treasury rate declined by 25 basis points and the average ten year U.S. Treasury rate declined by 44 basis points. In that environment, the Company was able to increase its net interest spread and margin for 2011 (excluding the impact of the settlement deposit) as compared to 2010. The Company believes that the change in the net interest spread in 2011 as compared to 2010 has been consistent with its risk analysis at December 31, 2010.

GAP Analysis

        Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. Net interest income represented 88% of the Company's revenue for the year ended December 31, 2011, as compared to 89% of the Company's revenue for the year ended December 31, 2010. The Company's net interest margin was 3.99% (4.17% excluding the effect of the settlement deposit) as compared to 4.09% for the year ended December 31, 2010. The decrease in the net interest margin for the year ended December 31, 2011 as compared to the year ended December 31, 2010 of 10 basis points (from 4.09% to 3.99%) was due to the settlement deposits being invested at very low interest rates in excess reserves at the Federal Reserve Bank. Excluding the impact of the settlement deposit, the net interest margin was 4.17%, or 8 basis points higher than the net interest margin of 4.09% for the year ended December 31, 2010. Management believes the adjusted net interest margin comparison described above (i.e. excluding the settlement deposit) is more indicative of its net interest margin performance during the year ended December 31, 2011.

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

        The GAP position, which is a measure of the difference in maturity and re-pricing volume between assets and liabilities, is a means of monitoring the sensitivity of a financial institution to changes in interest rates. The chart below provides an indication of the sensitivity of the Company to changes in interest rates. A negative GAP indicates the degree to which the volume of re-priceable liabilities exceeds re-priceable assets in given time periods.

        At December 31, 2011, the Company had a positive GAP position of approximately $434 million or 15% of total assets out to three months and a positive cumulative GAP position of $407 million or 14% of total assets out to 12 months; as compared to a positive GAP position of approximately $399 million or 19% of total assets out to three months and a positive cumulative GAP position of approximately $265 million or 13% out to 12 months at December 31, 2010. The change in the positive GAP position at December 31, 2011, as compared to December 2010, was due substantially to higher levels of asset liquidity including higher levels of residential mortgage loans held for sale. The change in the GAP position at December 31, 2011 as compared to December 31, 2010 is not judged material to the Company's overall interest rate risk position, which relies more heavily on simulation analysis, which captures the full optimality within the balance sheet. The current position is within guideline limits established by the ALCO.

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

        If interest rates increase, the Company's net interest income and net interest margin are expected to increase modestly due to an excess of rate sensitive assets over liabilities, adjusted for the impact of loan floors and the assumption of an increase in money market interest rates by 70% of the change in market interest rates.

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

GAP Analysis
December 31, 2011
(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets
RATE SENSITIVE ASSETS:
Investment securities	$21,415	$42,217	$92,205	$82,652	$85,564	$324,053
Loans(1)(2)	1,224,779	188,363	423,947	273,225	122,768	2,233,082
Fed funds and other short-term investments	232,411	—	—	—	—	232,411
Other earning assets	13,743	—	—	—	—	13,743

Total	$1,492,348	$230,580	$516,152	$355,877	$208,332	$2,803,289	$27,966	$2,831,255

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$18,636	$55,910	$149,092	$149,092	$315,776	$688,506
Interest bearing transaction	56,074	—	12,016	12,015	—	80,105
Savings and money market	747,859	—	160,256	160,255	—	1,068,370
Time deposits	132,387	201,652	208,049	13,026	—	555,114
Customer repurchase agreements and fed funds purchased	103,362	—	—	—	—	103,362
Other borrowings	—	—	20,000	19,300	10,000	49,300

Total	$1,058,318	$257,562	$549,413	$353,688	$325,776	$2,544,757	$19,787	$2,564,544

GAP	$434,030	$(26,982)	$(33,261)	$2,189	$(117,444)	$258,532
Cumulative GAP	$434,030	$407,048	$373,787	$375,976	$258,532
Cumulative gap as percent of total assets	15.33%	14.38%	13.20%	13.28%	9.13%

(1)
Includes loans held for sale.

(2)
Non-accrual loans are included in the over 60 months category.

        Over the next twelve months, as reflected in the GAP table above, the Company has an excess of rate sensitive assets over rate sensitive liabilities of 15% out to 12 months. During the first half of 2011, the Company recognized the probability of higher interest rates and repositioned both its investment portfolio and its borrowed funds to better position the Company for that probability, while not exposing the Company to negative effects should interest rates either stay fairly stable or decline. In the latter part of 2011, the balance sheet experienced a substantial increase in liquidity, which added to asset sensitivity and to net interest margin compression in the fourth quarter of 2011. Going forward, the additional liquidity on the balance sheet at December 31, 2011 is expected to fund a continuing favorable pipeline of new loans and loan advances, which impact is expected to be positive to both net interest income and net interest margin.

        Although NOW and MMA accounts are subject to immediate re-pricing, the Bank's GAP model has incorporated a re-pricing schedule to account for a lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate change in assets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Stegman & Company
Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Eagle Bancorp, Inc.

        We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") as of December 31, 2011 and 2010, and the consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Eagle Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ STEGMAN AND COMPANY

Baltimore, Maryland
March 13, 2012

EAGLE BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Cash and due from banks	$5,374	$12,414
Federal funds sold	21,785	34,048
Interest bearing deposits with banks and other short-term investments	205,252	11,652
Investment securities available for sale, at fair value	313,811	228,048
Federal Reserve and Federal Home Loan Bank stock	10,242	9,528
Loans held for sale	176,826	80,571
Loans	2,056,256	1,675,500
Less allowance for credit losses	(29,653)	(24,754)

Loans, net	2,026,603	1,650,746
Premises and equipment, net	12,320	9,367
Deferred income taxes	14,673	14,471
Bank owned life insurance	13,743	13,342
Intangible assets, net	4,145	4,188
Other real estate owned	3,225	6,701
Other assets	23,256	14,294

Total Assets	$2,831,255	$2,089,370

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$688,506	$400,291
Interest bearing transaction	80,105	61,771
Savings and money market	1,068,370	737,071
Time, $100,000 or more	332,470	344,747
Other time	222,644	182,918

Total deposits	2,392,095	1,726,798
Customer repurchase agreements	103,362	97,584
Long-term borrowings	49,300	49,300
Other liabilities	19,787	10,972

Total Liabilities	2,564,544	1,884,654

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 23,235 at December 31, 2010, discount of $601, net	—	22,582
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at December 31, 2011	56,600	—
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 19,952,844 and 19,700,387, respectively	197	197
Warrant	946	946
Additional paid in capital	132,670	130,382
Retained earnings	71,423	48,551
Accumulated other comprehensive income	4,875	2,058

Total Shareholders' Equity	266,711	204,716

Total Liabilities and Shareholders' Equity	$2,831,255	$2,089,370

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

Years Ended December 31,

(dollars in thousands, except per share data)

	2011	2010	2009
Interest Income
Interest and fees on loans	$112,320	$89,384	$77,004
Interest and dividends on investment securities	6,181	6,992	7,138
Interest on balances with other banks and short-term investments	513	108	94
Interest on federal funds sold	110	174	102

Total interest income	119,124	96,658	84,338

Interest Expense
Interest on deposits	17,248	16,886	20,956
Interest on customer repurchase agreements	685	731	957
Interest on short-term borrowings	—	27	611
Interest on long-term borrowings	2,144	2,188	2,285

Total interest expense	20,077	19,832	24,809

Net Interest Income	99,047	76,826	59,529
Provision for Credit Losses	10,983	9,308	7,669

Net Interest Income After Provision For Credit Losses	88,064	67,518	51,860

Noninterest Income
Service charges on deposits	3,318	3,068	2,898
Gain on sale of loans	6,057	2,836	1,054
Gain on sale of investment securities	1,445	1,330	1,538
Increase in the cash surrender value of bank owned life insurance	401	430	463
Other income	2,280	1,578	1,344

Total noninterest income	13,501	9,242	7,297

Noninterest Expense
Salaries and employee benefits	34,518	25,511	20,889
Premises and equipment expenses	8,371	8,460	7,343
Marketing and advertising	1,626	1,058	1,099
Data processing	3,554	2,629	2,356
Legal, accounting and professional fees	3,974	2,987	2,731
FDIC insurance	2,195	2,692	2,743
Other expenses	9,038	7,668	5,612

Total noninterest expense	63,276	51,005	42,773

Income Before Income Tax Expense	38,289	25,755	16,384
Income Tax Expense	13,731	9,098	5,965

Net Income	24,558	16,657	10,419
Preferred Stock Dividends and Discount Accretion	1,511	1,299	2,307

Net Income Available to Common Shareholders	$23,047	$15,358	$8,112

Earnings Per Common Share
Basic	$1.16	$0.78	$0.55
Diluted	$1.14	$0.77	$0.55
Dividends Declared Per Common Share	$—	$—	$—

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity

For The Years Ended December 31, 2011, 2010 and 2009

(dollars in thousands, except share and per share data)

	Preferred Stock	Common Stock	Warrants	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, January 1, 2009	$36,312	$127	$1,892	$76,822	$24,866	$2,352	$142,371
Comprehensive Income
Net Income					10,419		10,419
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						966	966
Less: reclassification adjustment for gains net of taxes of $553 included in net income						(985)	(985)

Total Comprehensive Income						(19)	10,400
Stock-based compensation				578			578
Exercise of options for 38,645 shares of common stock		1		122			123
Tax benefit on non-qualified options exercised				98			98
Shares issued in public offering—6,731,640 shares, net of issuance costs of $3,541		67		51,591			51,658
Preferred stock dividends					(1,885)		(1,885)
Preferred stock:
Redemption of Series A Preferred Stock—15,000 shares	(15,000)						(15,000)
Warrants reduced by 385,434 warrants	946		(946)				—
Issuance costs	(22)						(22)
Discount accretion	376				(376)		—

Balance December 31, 2009	22,612	195	946	129,211	33,024	2,333	188,321
Comprehensive Income
Net Income					16,657		16,657
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						523	523
Less: reclassification adjustment for gains net of taxes of $532 included in net income						(798)	(798)

Total Comprehensive Income						(275)	16,382
Stock-based compensation				585			585
Exercise of options for 80,734 shares of common stock		2		451			453
Tax benefit on non-qualified options exercised				187			187
Capital raise issuance costs				(52)			(52)
Preferred stock dividends					(1,160)		(1,160)
Preferred stock:
Discount accretion	(30)				30		—

Balance December 31, 2010	22,582	197	946	130,382	48,551	2,058	204,716
Comprehensive Income
Net Income					24,558		24,558
Other comprehensive income:
Unrealized gain on securities available for sale (net of taxes)						3,684	3,684
Less: reclassification adjustment for gains net of taxes of $578 included in net income						(867)	(867)

Total Comprehensive Income							27,375
Stock-based compensation				1,077			1,077
Exercise of options for 136,609 shares of common stock				944			944
Tax benefit on non-qualified options exercised				143			143
Employee stock purchase plan 10,940 shares				124			124
Preferred stock:
Issuance of Series B Preferred Stock	56,600						56,600
Redemption of Series A Preferred Stock (23,235 shares)	(23,235)						(23,235)
Preferred stock dividends					(1,033)		(1,033)
Discount accretion	653				(653)		—

Balance, December 31, 2011	$56,600	$197	$946	$132,670	$71,423	$4,875	$266,711

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

(dollars in thousands)

	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$24,558	$16,657	$10,419
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	10,983	9,308	7,669
Depreciation and amortization	2,571	2,465	2,084
Gains on sale of loans	(6,057)	(2,836)	(1,054)
Origination of loans held for sale	(815,592)	(453,784)	(88,547)
Proceeds from sale of loans held for sale	725,394	377,599	90,769
Net increase in cash surrender value of BOLI	(401)	(430)	(463)
Decrease in deferred income taxes	(2,080)	(1,833)	(1,310)
Net loss (gain) on sale of other real estate owned	444	366	(164)
Net gain on sale of investment securities	(1,445)	(1,330)	(1,538)
Stock-based compensation expense	1,077	585	578
Excess tax benefit from stock-based compensation	(143)	(187)	(98)
(Increase) decrease in other assets	(8,962)	3,448	(8,197)
Increase (decrease) in other liabilities	10,656	4,153	(2,207)

Net cash (used in) provided by operating activities	(58,997)	(45,819)	7,941

Cash Flows From Investing Activities:
Decrease (increase) in interest bearing deposits with
other banks and short term investments	11,652	(4,168)	(4,995)
Purchases of available for sale investment securities	(263,887)	(129,282)	(179,555)
Proceeds from maturities of available for sale securities	96,463	64,470	52,210
Proceeds from sale/call of available for sale securities	85,923	73,321	53,136
Purchases of federal reserve and federal home loan bank stock	(2,055)	(9)	(2,618)
Proceeds from redemption of federal reserve and federal home loan bank stock	1,341	898	1,800
Net increase in loans	(389,580)	(285,675)	(144,966)
Proceeds from sale of other real estate owned	5,995	2,304	1,547
Bank premises and equipment acquired	(5,524)	(2,579)	(1,671)

Net cash used in investing activities	(459,672)	(280,720)	(225,112)

Cash Flows From Financing Activities:
Increase in deposits	665,297	266,524	330,894
Increase (decrease) in customer repurchase agreements	5,778	6,794	(8,012)
Decrease in other short-term borrowings	—	(10,000)	(45,000)
Decrease in long-term borrowings	—	—	(12,850)
Issuance of common stock	—	—	51,658
Issuance of Series B Preferred Stock	56,600	—	—
Redemption of Series A Preferred Stock	(23,235)	—	(15,000)
Payment of dividends on preferred stock	(1,033)	(1,160)	(1,885)
Proceeds from exercise of stock options	944	453	123
Excess tax benefit from stock-based compensation	143	187	98
Proceeds from employee stock purchase plan	124	—	—

Net cash provided by financing activities	704,618	262,798	300,026

Net Increase (Decrease) In Cash and Cash Equivalents	185,949	(63,741)	82,855
Cash and Cash Equivalents at Beginning of Period	46,462	110,203	27,348

Cash and Cash Equivalents at End of Period	$232,411	$46,462	$110,203

Supplemental Cash Flows Information:
Interest paid	$20,045	$20,092	$25,898

Income taxes paid	$16,100	$8,847	$7,575

Non-Cash Investing Activities
Transfers from loans to other real estate owned	$2,740	$2,070	$7,178

Transfers from other real estate owned to loans	$3,124	$—	$—

See notes to consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009:

Note 1—Summary of Significant Accounting Policies

        The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the "Company"), EagleBank (the "Bank"), Eagle Commercial Ventures, LLC ("ECV"), Eagle Insurance Services, LLC, and Bethesda Leasing, LLC, with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company's books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") in the United States of America and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2011. The following is a summary of the more significant accounting policies.

Nature of Operations

        The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland; Washington, D.C.; and Arlington and Fairfax Counties in Virginia. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan's origination. As of December 31, 2011, the Bank offers its products and services through fifteen banking offices and various electronic capabilities, including remote deposit services. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects, where the primary financing is provided by the Bank or others. These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending—Revenue Recognition below.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        The Company's current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2011 and December 31, 2010. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Other assets in the Consolidated Balance Sheets. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other noninterest income in the Consolidated Statement of Operations.

        The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 15 to 60 days. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at a premium at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses on loans sold, nor will it realize gains, related to rate lock commitments due to changes in interest rates.

        The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the rate lock commitments.

Investment Securities

        The Company has no securities classified as trading, nor are any investment securities classified as held to maturity. Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available-for-sale. Securities available-for-sale, are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses being reported as accumulated other comprehensive income, a separate component of shareholders' equity net of deferred income taxes. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income.

        Premiums and discounts on investment securities are amortized/accreted to the earlier of call or maturity based on expected lives, which lives are adjusted based on prepayments and call optionality. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary in nature result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in management's intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        The entire amount of an impairment loss is recognized in earnings only when (1) the Company intends to sell the debt security, (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders' equity as comprehensive income, net of deferred taxes.

Loans

        Loans are stated at the principal amount outstanding, net of unamortized deferred costs and fees. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Company's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Deferred fees and costs on loans are being amortized on the interest method over the term of the loan. The difference between the straight-line method and the interest method was considered immaterial.

        Management considers loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are evaluated for impairment in accordance with the Company's portfolio monitoring and ongoing risk assessment procedures. Management considers the financial condition of the borrower, cash flow of the borrower, payment status of the loan, and the value of the collateral, if any, securing the loan. Generally, impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer type loans. These loans are evaluated collectively for impairment and are generally placed on non-accrual when the loan becomes 90 days past due as to principal or interest. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided solely by the collateral. In appropriate circumstances, interest income on impaired loans may be recognized on the cash basis.

Higher Risk Lending—Revenue Recognition

        The Company has occasionally made higher risk acquisition, development, and construction ("ADC") loans that entail higher risks than ADC loans made following normal underwriting practices ("higher risk loan transactions"). These higher risk loan transactions are currently made through the Company's subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee ("AcSEC") guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC's guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Certain additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2011, 2010 or 2009 (although normal interest income was recorded) and had three higher risk

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

lending transactions outstanding as of December 31, 2011, as compared to one higher risk lending transaction outstanding as of December 31, 2010, amounting to $2.3 million and $1.3 million, respectively.

Allowance for Credit Losses

        The allowance for credit losses represents an amount which in management's judgment, is adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level of allowance. Among the factors considered in evaluating the adequacy of the allowance for credit losses are lending risks associated with growth and entry into new markets, loss allocations for specific credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Allowances for impaired loans are generally determined based on collateral values. Loans or any portion thereof deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The allowance for credit losses consists of allocated and unallocated components.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets are subject to impairment testing at least annually, or when events or changes in circumstances indicate the assets might be impaired. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives. The Company's testing of potential goodwill impairment at December 31, 2011, resulted in no impairment being recorded.

Customer Repurchase Agreements

        The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The agreements are entered into primarily as accommodations for large commercial deposit customers. The obligation to repurchase the securities is reflected as a liability in the Company's Consolidated Balance Sheet, while the securities underlying the securities sold under agreements to repurchase remain in the respective assets accounts and are delivered to and held as collateral by third party trustees.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Marketing and Advertising

        Marketing and advertising costs are generally expensed as incurred.

Income Taxes

        The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, "Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company's tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at either December 31, 2011 or December 31, 2010.

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

Stock-Based Compensation

        In accordance with ASC Topic 718, "Compensation," the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value (computed at the date of option grant) of any outstanding fixed stock option grant and restricted stock award which vest subsequent to December 31, 2005. Compensation expense on variable stock option grants (i.e. performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 13 for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2011, 2010 and 2009.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

New Authoritative Accounting Guidance

        In April 2011, the FASB issued ASU No. 2011-02, "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring." The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower's effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. The provisions of ASU No. 2011-02 were effective for the Company's reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 did not have a material impact on the Company's consolidated balance sheet and consolidated statement of operations.

        In April 2011, the FASB issued ASU No. 2011-03, "Reconsideration of Effective Control for Repurchase Agreements." ASU No. 2011-03 modifies the criteria for determining when repurchase agreements would be accounted for as a secured borrowing rather than as a sale. Currently, an entity that maintains effective control over transferred financial assets must account for the transfer as a secured borrowing rather than as a sale. The provisions of ASU No. 2011-03 removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB believes that contractual rights and obligations determine effective control and that there does not need to be a requirement to assess the ability to exercise those rights. ASU No. 2011-03 does not change the other existing criteria used in the assessment of effective control. The provisions of ASU No. 2011-03 are effective prospectively for transactions, or modifications of existing transactions, that occur on or after January 1, 2012. As the Company accounts for all of its repurchase agreements as collateralized financing arrangements, the adoption of this ASU is not expected to have a material impact on the Company's consolidated balance sheet and consolidated statement of operations.

        In May 2011, the FASB issued ASU No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards ("IFRS"). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity's net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity's shareholders' equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company's interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company's consolidated balance sheet and consolidated statement of operations.

        In September 2011, the FASB issued ASU No. 2011-05, "Presentation of Comprehensive Income." The provisions of ASU No. 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement(s) are required to be presented with equal prominence as the other primary financial statements. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders' equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of ASU No. 2011-05 are effective for the Company's interim reporting period beginning on or after December 15, 2011, with retrospective application required. The adoption of ASU No. 2011-05 is expected to result in presentation changes to the Company's statements of income and the addition of a statement of comprehensive income. The adoption of ASU No. 2011-05 will have no impact on the Company's consolidated balance sheet.

        In September 2011, the FASB issued ASU No. 2011-08, "Testing Goodwill for Impairment." The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit's fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The Company performs its annual impairment test for goodwill in the fourth quarter of each year. It adopted the provisions of ASU No. 2011-08 effective for the year ending December 31, 2011, which had no material impact on the Company's consolidated balance sheet and consolidated statement of operations.

        In December 2011, the FASB issued ASU 2011-11, "Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 amends Topic 210, "Balance Sheet," to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company's consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        In December 2011, the FASB issued ASU No. 2011-12 "Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company's consolidated financial statements.

Note 2—Cash and Due from Banks

        Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008, began paying a nominal amount of interest on balances held. That interest rate was 0.25% for 2011. During 2011, the Bank maintained balances at the Federal Reserve to meet the reserve requirements as well as significant excess interest earning balances (which balances are classified on the balance sheet as "Interest bearing deposits with banks and other short-term investments"). Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with six domestic correspondents as compensation for services they provide to the Bank.

Note 3—Investment Securities Available-for-Sale

        The amortized cost and estimated fair values of investments available-for-sale at December 31, 2011 and 2010 are as follows:

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$102,283	$1,547	$77	$103,753
Residential mortgage backed securities	145,451	2,767	240	147,978
Municipal bonds	57,548	4,227	2	61,773
Other equity investments	404	—	97	307

	$305,686	$8,541	$416	$313,811

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 3—Investment Securities Available-for-Sale (Continued)

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$67,288	$1,253	$143	$68,398
Residential mortgage backed securities	107,425	2,903	419	109,909
Municipal bonds	49,459	658	749	49,368
Other equity investments	445	—	72	373

	$224,617	$4,814	$1,383	$228,048

        Ninety nine percent (99%) of the debt instruments reflected in the above table are rated AAA or AA. The remaining one percent (1%) of the debt instruments consists of municipal bonds which have a rating of A; all ratings of which represent investment grade issues. The debt instruments have a net unrealized gain representing 2.8% of amortized cost. The debt instruments have a weighted-average duration of 3.4 years, and low credit risk. The gross unrealized loss on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker "bulletin board" exchange. The estimated fair value is determined by broker quoted prices. The unrealized loss is deemed a result of generally weak valuations for many smaller community bank stocks. The individual banking company is profitable, has achieved growth and has a satisfactory capital position. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The unrealized gross losses that exist on the debt and equity securities are the result of market changes in interest rates since the original purchase and widening interest rate spreads on debt and common stock issues during 2011. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity. In addition, at December 31, 2011, the Company held $10.2 million in equity securities in a combination of Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stocks, which are held for regulatory purposes and are not marketable.

        Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2011 and 2010 are as follows:

	Less than 12 Months		12 Months or Greater		Total
December 31, 2011	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government agency securities	$25,313	$77	$—	$—	$25,313	$77
Residential mortgage backed securities	35,017	240	—	—	35,017	240
Municipal bonds	510	2	—	—	510	2
Other equity investments	—	—	81	97	81	97

	$60,840	$319	$81	$97	$60,921	$416

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 3—Investment Securities Available-for-Sale (Continued)

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

        The amortized cost and estimated fair values of investments available-for-sale at December 31, 2011 and 2010 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011		December 31, 2010
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. Government agency securities maturing:
One year or less	$15,783	$15,906	$—	$—
After one year through five years	83,638	84,740	60,175	61,398
After five years through ten years	2,862	3,107	7,113	7,000
Residential mortgage backed securities	145,451	147,978	107,425	109,909
Municipal bonds maturing:
After one year through five years	10,089	10,539	—	—
Five years through ten years	47,459	51,234	7,250	7,356
After ten years			42,209	42,012
Other equity investments	404	307	445	373

	$305,686	$313,811	$224,617	$228,048

        In 2011, realized gains on sales of investment securities were $1.4 million and there were no realized losses on sales of investment securities. In 2010, realized gains on sales of investment securities were $1.4 million and realized losses on sales of investment securities were $42 thousand. In 2009, realized gains on sales of investment securities were $1.6 million and realized losses on sales of investment securities were $14 thousand.

        Proceeds from sales and calls of investment securities in 2011 were $85.9 million, in 2010 were $73.3 million, and in 2009 were $53.1 million.

        At December 31, 2011, $251.7 million (fair value) of securities were pledged as collateral for certain government deposits, and securities sold under agreement to repurchase. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government agency securities, exceeded ten percent of shareholders' equity at December 31, 2011 or 2010.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 4—Loans and Allowance for Credit Losses

        The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.

        Loans, net of unamortized net deferred fees, at December 31, 2011 and 2010 are summarized by type as follows:

(dollars in thousands)	2011	2010
Commercial	$478,886	$411,744
Investment—commercial real estate	756,645	619,714
Owner occupied—commercial real estate	250,174	223,986
Real estate mortgage—residential	39,552	15,977
Construction—commercial and residential(1)	429,669	308,081
Home equity	97,103	89,885
Other consumer	4,227	6,113

Total loans	2,056,256	1,675,500
Less: Allowance for Credit Losses	(29,653)	(24,754)

Net loans	$2,026,603	$1,650,746

(1)
Includes loans for land acquisition and land development.

        Unamortized net deferred fees amounted to $5.2 million and $4.1 million at December 31, 2011 and 2010, of which $399 thousand and $484 thousand at December 31, 2011 and 2010, respectively, represented net deferred costs on home equity loans.

        As of December 31, 2011 and 2010, the Bank serviced $27.3 million and $28.1 million, respectively, of SBA loans participations which are not reflected as loan balances on the Consolidated Balance Sheets.

Loan Origination/Risk Management

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

        The composition of the Company's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. At December 31, 2011, commercial real estate, and real estate construction loans combined represented approximately 70% of the loan portfolio. Owner occupied commercial real estate and owner occupied commercial real estate construction represent 13.5% of the loan portfolio. When owner occupied commercial real estate is excluded, the percentage of total loans decreases to 56.5%. These loans are underwritten to mitigate lending risks typical of this type of loan such

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 23% of the loan portfolio at December 31, 2011 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

        Approximately 5% of the loan portfolio at December 31, 2011 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        The remaining 2% of the loan portfolio consists of longer-term residential mortgage loans. These are typically loans underwritten to the same underwriting standards as residential loans held for sale but for shorter terms, generally less than 10 years.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

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

        Commercial permanent loans are secured by improved real property which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The debt service coverage ratio is ordinarily at least 1.15 to 1. As part of the underwriting process, debt service coverage ratios are stress tested assuming a 200 basis point increase in interest rates from their current levels.

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

        The Company's loan portfolio includes loans made for real estate Acquisition, Development and Construction ("ADC") purposes, including both investment and owner occupied projects. ADC loans amounted to $429.7 million at December 31, 2011. The majority of the ADC portfolio, both speculative and non speculative, includes loan funded interest reserves. ADC loans containing loan funded interest reserves represent approximately 39% of the outstanding ADC loan portfolio at December 31, 2011. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

        From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, ECV, which under its operating documents conducts lending only to real estate projects. Such loans, which are made to finance projects (which may also be financed at the Bank level), may have higher risk characteristics than loans made by the Bank, such as lower priority interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loan transactions carry a standard rate of current interest, but also earn additional interest based on a percentage of the profits of the underlying project.

        The following table details activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
For the Year Ended December 31, 2011
Allowance for credit losses:
Balance at beginning of period	$8,630	$6,668	$2,064	$115	$5,745	$1,441	$91	$24,754
Loans charged-off	(4,310)	(277)	—	(95)	(1,366)	(295)	(87)	(6,430)
Recoveries of loans previously charged-off	28	126	—	3	183	3	3	346

Net loan charged-off	(4,282)	(151)	—	(92)	(1,183)	(292)	(84)	(6,084)
Provision for credit losses	5,261	787	(166)	376	3,984	379	362	10,983

Balance at end of period	$9,609	$7,304	$1,898	$399	$8,546	$1,528	$369	$29,653

For the Year Ended December 31, 2010
Allowance for credit losses:
Balance at beginning of period	$9,871	$3,328	$3,167	$28	$3,680	$382	$163	$20,619
Loans charged-off	(2,495)	(719)	(246)	—	(1,698)	(43)	(21)	(5,222)
Recoveries of loans previously charged-off	37	3	—	—	7	2	—	49

Net loan charged-off	(2,458)	(716)	(246)	—	(1,691)	(41)	(21)	(5,173)
Provision for credit losses	1,217	4,056	(857)	87	3,756	1,100	(51)	9,308

Balance at end of period	$8,630	$6,668	$2,064	$115	$5,745	$1,441	$91	$24,754

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
For the Year Ended December 31, 2011
Allowance for credit losses:
Individually evaluated for impairment	$2,249	$724	$90	$—	$1,530	$182	$304	$5,079
Collectively evaluated for impairment	7,360	6,580	1,808	399	7,016	1,346	65	24,574

Total	$9,609	$7,304	$1,898	$399	$8,546	$1,528	$369	$29,653

Recorded investment in loans:
Individually evaluated for impairment	$11,741	$9,304	$5,280	$751	$26,855	$363	$1,345	$55,639
Collectively evaluated for impairment	467,145	747,341	244,894	38,801	402,814	96,740	2,882	2,000,617

Total	$478,886	$756,645	$250,174	$39,552	$429,669	$97,103	$4,227	$2,056,256

For the Year Ended December 31, 2010
Allowance for credit losses:
Individually evaluated for impairment	$2,080	$545	$150	$—	$1,075	$85	$—	$3,935
Collectively evaluated for impairment	6,550	6,123	1,914	115	4,670	1,356	91	20,819

Total	$8,630	$6,668	$2,064	$115	$5,745	$1,441	$91	$24,754

Recorded investment in loans:
Individually evaluated for impairment	$18,720	$9,805	$3,859	$—	$27,778	$284	$—	$60,446
Collectively evaluated for impairment	393,024	609,909	220,127	15,977	280,303	89,601	6,113	1,615,054

Total	$411,744	$619,714	$223,986	$15,977	$308,081	$89,885	$6,113	$1,675,500

        At December 31, 2011, the nonperforming loans acquired from Fidelity & Trust Financial Corporation ("Fidelity") have a carrying value of $3.8 million and an unpaid principal balance of $14.5 million and were evaluated separately in accordance with ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

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

        The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of December 31, 2011.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans
As of December 31, 2011
Commercial	$438,943	$28,202	$11,704	$37	$478,886
Investment—commercial real estate	739,668	7,673	9,304	—	756,645
Owner occupied—commercial real estate	235,988	8,906	5,280	—	250,174
Real estate mortgage—residential	38,801	—	751	—	39,552
Construction—commercial and residential	394,135	8,679	26,855	—	429,669
Home equity	96,740	—	363	—	97,103
Other consumer	2,882	—	1,345	—	4,227

Total	$1,947,157	$53,460	$55,602	$37	$2,056,256

(dollars in thousands)	Pass Rates	Watch	Substandard	Doubtful	Total Loans
As of December 31, 2010
Commercial	$375,493	$17,531	$17,710	$1,010	$411,744
Investment—commercial real estate	605,340	4,569	9,805	—	619,714
Owner occupied—commercial real estate	216,204	3,923	3,859	—	223,986
Real estate mortgage—residential	15,977	—	—	—	15,977
Construction—commercial and residential	274,837	5,466	27,098	680	308,081
Home equity	89,601	—	284	—	89,885
Other consumer	6,113	—	—	—	6,113

Total	$1,583,565	$31,489	$58,756	$1,690	$1,675,500

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

        The following presents by class of loan, information related to non-accrual loans as of the year ended December 31:

(dollars in thousands)	December 31, 2011	December 31, 2010
Commercial	$5,718	$5,137
Investment—commercial real estate	7,662	3,913
Owner occupied—commercial real estate	282	—
Real estate mortgage—residential	1,041	760
Construction—commercial and residential	17,459	14,645
Home equity	624	297
Other consumer	8	535

Total nonperforming loans(1)(2)	$32,794	$25,287

(1)
As of December 31, 2011, nonaccrual loans reported in the table above included $1.5 million related to loans that were restructured as "trouble debt restructurings" during 2011.

(2)
Gross interest income that would have been recorded in 2011 if nonaccrual loans shown above had been current and in accordance with their original terms was $1.5 million, while interest actually recorded on such loans was $350 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

        The following table presents by class, an aging analysis and the recorded investments in loans past due as of December 31, 2011 and 2010:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans
December 31, 2011
Commercial	$2,520	$2,082	$5,718	$10,320	$468,566	$478,886
Investment—commercial real estate	1,016	6,140	7,662	14,818	741,827	756,645
Owner occupied—commercial real estate	248	—	282	530	249,644	250,174
Real estate mortgage—residential	—	346	1,041	1,387	38,165	39,552
Construction—commercial and residential	6,201	9,395	17,459	33,055	396,614	429,669
Home equity	147	—	624	771	96,332	97,103
Other consumer	34	2	8	44	4,183	4,227

Total	$10,166	$17,965	$32,794	$60,925	$1,995,331	$2,056,256

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans
December 31, 2010
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

        The following table presents by class, information related to impaired loans for the years ended December 31, 2011 and 2010.

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial	$10,695	$2,723	$5,923	$8,646	$2,049	$7,955	$161
Investment—commercial real estate	11,205	8,222	2,373	10,595	692	8,298	159
Owner occupied—commercial	282	—	192	192	90	488	6
Real estate mortgage—residential	1,041	8	733	741	300	1,112	24
Construction—commercial and residential	22,812	17,407	5,086	22,493	237	22,254	14
Home equity	624	353	89	442	182	557	19
Other consumer	8	—	4	4	4	6	—

Total impaired loans at December 31, 2011	$46,667	$28,713	$14,400	$43,113	$3,554	$40,670	$383

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

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

Modifications

        A modification of a loan constitutes a troubled debt restructuring ("TDR") when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan, however, forgiveness of principal is rarely granted. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period.

        Loans modified in a TDR are typically already on non-accrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.

        The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2011 and 2010.

	Loans Modified as a TDR for the Year Ended December 31, 2011		Loans Modified as a TDR for the Year Ended December 31, 2010
Troubled Debt Restructuring (dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	2	$4,977		$—
Investment—commercial real estate	2	3,543	1	3,350
Construction—commercial and residential	2	5,353	1	1,082

Total	6	$13,873	2	$4,432

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

Related Party Loans

        Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2011 and 2010.

(dollars in thousands)	2011	2010
Balance at January 1,	$23,855	$25,332
Additions	2,323	5,750
Repayments	(1,493)	(7,227)

Balance at December 31,	$24,685	$23,855

Note 5—Premises and Equipment

        Premises and equipment include the following at December 31:

(dollars in thousands)	2011	2010
Leasehold improvements	$13,138	$9,878
Furniture and equipment	12,646	11,257
Less accumulated depreciation and amortization	(13,464)	(11,768)

Total premises and equipment, net	$12,320	$9,367

        The Company leases banking and office space in eighteen locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from 5 to 10 years and provide for one or more five year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $5.3 million for 2011, $5.5 million in 2010, and $4.7 million in 2009. The Company subleased to subtenants three leased premises during 2011 and four leased premises during 2010. The Company has recorded $350 thousand, $410 thousand, and $366 thousand respectively, as a reduction of rent expense during 2011, 2010, and 2009. At December 31, 2011, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
(dollars in thousands)
2012	$5,350
2013	5,487
2014	5,402
2015	5,311
2016	4,492
Thereafter	12,830

Total minimum lease payments	$38,872

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 6—Intangible Assets

        Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization.

(dollars in thousands)	Gross Intangible Assets	Adjustments	Additions	Accumulated Amortization	Net Intangible Assets
2011
Goodwill(1)	$2,163	$—	$—	$—	$2,163
Core deposit(2)	1,872	—	215	(284)	1,803
Excess servicing(3)	153	—	56	(30)	179

	$4,188	$—	$271	$(314)	$4,145

2010
Goodwill(1)	$2,163	$—	$—	$—	$2,163
Core deposit(2)	2,057	—	—	(185)	1,872
Excess servicing(3)	159	—	82	(88)	153

	$4,379	$—	$82	$(273)	$4,188

        Future estimated annual amortization expense is presented below:

Years ending December 31:
(dollars in thousands)
2012	$335
2013	357
2014	309
2015	301
2016	293
Thereafter	208

Total	$1,803

(1)
The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity of approximately $360 thousand. Based on allowable adjustments through August 31, 2009, the unidentified intangible (goodwill) amounted to approximately $2.2 million.

(2)
In connection with the Fidelity acquisition and in connection with the purchase during 2011, of a branch office, the Company made an allocation of the purchase price to core deposit intangibles which were based off of an independent evaluation and are included in intangible assets, net on the Consolidated Balance Sheets. The initial amount recorded for the branch office was $215 thousand which is being amortized over its remaining life of 1 year, $2.3 million was recorded for Fidelity which is being amortized over its remaining life of 4.2 years as a component of other noninterest expenses.

(3)
The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization are made to arrive at the initial recorded value, which is included in other assets.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 7—Deposits

        The following table provides information regarding the Bank's deposit composition at December 31 for the years indicated and shows the average rate being paid on the interest bearing deposits in December of each year.

	2011		2010		2009
(dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$688,506	—	$400,291	—	$307,959	—
Interest bearing transaction	80,105	0.38%	61,771	0.46%	59,720	0.31%
Savings and money market	1,068,370	0.72%	737,071	1.02%	582,854	1.39%
Time, $100,000 or more	332,470	1.08%	344,747	1.54%	296,199	2.12%
Other time	222,644	1.72%	182,918	1.48%	213,542	2.33%

Total	$2,392,095		$1,726,798		$1,460,274

        The remaining maturity of time deposits at December 31, 2011, 2010 and 2009 are as follows:

(dollars in thousands)	2011	2010	2009
Three months or less	$132,387	$135,309	$132,861
More than three months through six months	112,167	111,476	120,460
More than six months through twelve months	89,486	157,209	105,641
Over twelve months	221,074	123,671	150,779

Total	$555,114	$527,665	$509,741

        Interest expense on deposits for the years ended December 31, 2011, 2010 and 2009 is as follows:

(dollars in thousands)	2011	2010	2009
Interest bearing transaction	$236	$209	$161
Savings and money market	8,488	7,847	6,144
Time, $100,000 or more	5,695	5,958	6,502
Other time	2,829	2,872	8,149

Total	$17,248	$16,886	$20,956

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 8—Borrowings

        Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2011		2010		2009
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased repurchase	$103,362	0.43%	$97,584	0.75%	$90,790	0.85%
Federal Home Loan Bank—current portion	—	0.00%	—	0.00%	10,000	0.14%

Total	$103,362		$97,584		$100,790

Average Daily Balance:
Customer repurchase agreements and federal funds purchased repurchase	$116,367	0.59%	$96,862	0.75%	$93,363	1.03%
Federal Home Loan Bank—current portion	—	0%	3,737	0.72%	30,562	1.97%
Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased repurchase	$147,671	0.53%	$109,699	0.63%	$120,918	1.16%
Federal Home Loan Bank—current portion	—	0%	11,000	2.99%	50,000	0.38%
Long-term:
At Year-End:
Federal Home Loan Bank	$40,000	2.96%	$40,000	2.36%	$40,000	3.03%
Subordinated Notes	9,300	10.00%	9,300	10.00%	9,300	10.00%
United Bank Line of Credit	—	0%	—	0%	—	0%
Average Daily Balance:
Federal Home Loan Bank	$40,000	2.96%	$40,000	2.36%	$34,000	3.35%
Subordinated Notes	9,300	10.00%	9,300	10.00%	11,322	10.00%
United Bank Line of Credit	—	0%	—	0%	—	0%
Maximum Month-end Balance:
Federal Home Loan Bank	$40,000	2.96%	$40,000	2.36%	$50,000	3.56%
Subordinated Notes	9,300	10.00%	9,300	10.00%	12,150	10.00%
United Bank Line of Credit	—	0%	—	0%	—	0%

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

        The Bank has commitments from correspondent banks under which it can purchase up to $82.5 million in federal funds on an unsecured basis, against which there were no amounts outstanding at December 31, 2011 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $481.6 million, against which there was $82.6 million outstanding at December 31, 2011. The Bank is also a member of the IND program with Promontory Interfinancial Network and can borrow unsecured funds under one-way IND brokered deposits in the amount of $100 million, against which there was $34 million outstanding at December 31, 2011. At December 31, 2011, the Bank was also eligible to make advances from the FHLB up to $250.4 million based on collateral at the FHLB, of which it had $40 million of advances outstanding at December 31, 2011. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 8—Borrowings (Continued)

        In September 2011, the Company renewed its Loan Agreement and related Stock Security Agreement and Promissory Note (the "credit facility") with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, or to finance capital contributions to the Bank and ECV. This facility was originally entered into in August 2008 and has been renegotiated over the past three years to its current terms. The credit facility is secured by a first lien on a portion of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.25%. Interest is payable on a monthly basis. The term of the credit facility expires on August 31, 2012. There were no amounts outstanding under this credit at December 31, 2011 or 2010.

        On August 30, 2010, the Company entered into and consummated a Note Exchange Agreement, pursuant to which the Company issued, on a private placement basis, to eight parties, all of which are current or former directors of the Company or accounts for the benefit of such persons, an aggregate of $9.3 million of a new series of subordinated notes (the "New Notes"), in exchange for an equal principal amount of the Company's 10% Subordinated Notes due September 30, 2014 (the "Old Notes"), which were issued in August 2008. The New Notes bear interest, payable on the first day of each month, at a fixed rate of 10.0% per year. The New Notes have a maturity of September 30, 2016. The New Notes are redeemable at the option of the Company, in whole or in part, on any interest payment date at the principal amount thereof, plus interest to the date of redemption. The New Notes are intended to qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted. The payment of principal on the Notes may only be accelerated upon the occurrence of certain bankruptcy or receivership related events relating to the Company or, to the extent permitted under capital rules to be adopted by the Federal Reserve pursuant to Dodd-Frank, a major bank subsidiary of the Company.

        The issuance of the New Notes in exchange for the Old Notes (the "Exchange") is intended to enable the Company to maximize the regulatory capital treatment of its indebtedness. As a result of the Exchange, 100% of the principal amount of the New Notes was eligible for inclusion in capital at December 31, 2010. The capital treatment of the New Notes is being phased out in the last five years they are outstanding commencing in October 2011, at a rate of 20% per year. Thus, at December 31, 2011, only 80% of the principal amount of the New Notes is eligible for inclusion in Tier 2 capital.

Note 9—Preferred Stock and Warrants

        On July 14, 2011, the Company entered into and consummated a Securities Purchase Agreement (the "Purchase Agreement") with the Secretary of the Treasury of the United States (the "Secretary") under the Small Business Lending Fund program. Pursuant to the Purchase Agreement, the Company issued 56,600 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock"), having a liquidation amount per share equal to $1,000, for a total purchase price of $56,600,000.

        The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QSBL" (as defined in the Purchase Agreement) by the Bank. The dividend rate for the initial dividend period has been set at one percent (1%). For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%)

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 9—Preferred Stock and Warrants (Continued)

and five percent (5%) per annum, to reflect the amount of change in the Bank's level of QSBL. If the level of the Bank's qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series B Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9%.

        The Series B Preferred Stock may be redeemed at any time at the Company's option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

        On July 14, 2011, concurrent with the sale of the Series B Preferred Stock under the Small Business Lending Fund, the Company entered into and consummated a letter agreement with the United States Treasury Department, pursuant to which the Company redeemed, out of the proceeds of the issuance of the Series B Preferred Stock, all 23,325 outstanding shares of the Series A Preferred Stock related to the Company's participation in the Troubled Asset Relief Program's Capital Purchase Program, for a redemption price of $23,425,398, including accrued but unpaid dividends to the date of redemption. The Series A Preferred Stock was originally issued on December 5, 2008 for an amount of $38,235,000. Previously, on December 23, 2009, $15,000,000 of Series A Preferred Stock was redeemed.

        On November 18, 2011 under provisions of the Troubled Asset Relief Program's Capital Purchase Program, warrants issued to the Treasury for 385,434 shares of Company common stock at $7.44 per share were auctioned by the Treasury. At December 31, 2011 those warrants remain outstanding and have a maturity date of December 8, 2018. Upon exercise, which is at the option of the holder, the Company will issue a number of shares of Company common in exchange for the warrants equal to the number of warrant times the strike price divided by the current share price.

Note 10—Income Taxes

        Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2011	2010	2009
Current federal income tax	$12,760	$8,940	$6,027
Current state income tax	3,051	1,991	1,248

Total current	15,811	10,931	7,275

Deferred federal income tax benefit	(2,062)	(1,592)	(1,087)
Deferred state income tax benefit	(18)	(241)	(223)

Total deferred	(2,080)	(1,833)	(1,310)

Total income tax expense	$13,731	$9,098	$5,965

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 10—Income Taxes (Continued)

        Temporary timing differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Gross deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, is presented below for the years ended December 31:

(dollars in thousands)	2011	2010
Deferred tax assets
Allowance for credit losses	$11,864	$10,007
Deferred loan fees and costs	1,871	1,626
Stock based compensation	453	160
Net operating loss	3,952	4,203
Deferred rent	51	159
Premises and equipment	653	506
Other	4	234

Total deferred tax assets	18,848	16,895

Deferred tax liabilities
Unrealized gain on securities available for sale	(3,250)	(1,372)
Excess servicing	(72)	(61)
Intangible assets	(853)	(991)

Total deferred tax liabilities	(4,175)	(2,424)

Net deferred income tax account	$14,673	$14,471

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 follows:

	2011	2010	2009
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) due to
State income taxes, net of federal income tax benefit	5.15	5.02	2.75
Tax exempt interest and dividend income	(3.03)	(3.50)	(3.48)
Share-based compensation expense	0.18	0.27	0.95
Other	(1.44)	(1.46)	0.47

Effective tax rates	35.86%	35.33%	35.69%

        The net operating loss carry forward acquired in conjunction with the Fidelity acquisition is subject to annual limits under Section 382 of the Internal Revenue Code of $718 thousand and expires in 2027. The Company remains subject to examination for the years ending after December 31, 2007.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 11—Net Income per Common Share

        The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2011	2010	2009
Basic:
Net income allocable to common stockholders	$23,047	$15,358	$8,112
Average common shares outstanding	19,836	19,649	14,643

Basic net income per common share	$1.16	$0.78	$0.55

Diluted:
Net income allocable to common stockholders	$23,047	$15,358	$8,112
Average common shares outstanding	19,836	19,649	14,643
Adjustment for common share equivalents	452	394	141

Average common shares outstanding-diluted	20,288	20,043	14,784

Diluted net income per common share	$1.14	$0.77	$0.55

Anti-dilutive Shares	198,745	227,246	951,399

Note 12—Related Party Transactions

        On August 30, 2010, the Company entered into and consummated a Note Exchange Agreement, pursuant to which the Company issued $9.3 million of the New Notes to eight parties, all of which are current or former directors of the Company or accounts for the benefit of such persons, in exchange for an equal principal amount of the Old Notes. During 2011, approximately $943 thousand in interest expense was paid to the current or former directors of the Company or accounts for the benefit of such persons. See Note 8 for additional information regarding the Exchange and the New Notes.

        The Bank leases office space, at a current monthly base rental of $50,987, excluding certain pass through expenses, from limited liability companies in which a trust for the benefit of an executive officer's children has an 85% interest in one instance and a 51% interest in another.

        The Bank has obtained certain deposits through title company clients in which a director of the Bank has a direct interest and for which a broker fee of 0.50% of average deposits is paid monthly in arrears. During 2011, approximately $6 thousand in broker fees was paid.

Note 13—Stock-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan") and the 2006 Stock Plan ("2006 Plan"), and, in connection with the acquisition of Fidelity and its subsidiary Fidelity & Trust Bank (F&T Bank"), assumed the Fidelity 2004 Long Term Incentive Plan and 2005 Long Term Incentive Plan (the "Fidelity Plans"). No additional options may be granted under the 1998 Plan or the Fidelity Plans.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 13—Stock-Based Compensation (Continued)

        For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company's shares at the date of grant. For awards that are performance based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance based awards are outstanding at December 31, 2011.

        In February 2011, the Company awarded 17,302 shares of restricted stock to employees. The shares vest in five substantially equal installments annually beginning on the date of grant.

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

        In November 2011, the Company awarded 6,000 shares of restricted stock to an employee. The shares vest in three substantially equal installments beginning on the sixth, eighteenth and thirtieth month after the date of grant.

        At the Company's Annual Shareholders meeting on May 19, 2011, approval was received for an Employee Stock Purchase Plan (ESPP), with 500,000 shares being reserved for issuance. The ESPP was implemented in October 2011, with the initial quarterly payroll withholding ("offering") period ending in December 2011 and the initial share purchase occurring as of December 30, 2011. Whole shares will be sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The ESPP covers all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually not to exceed more than 10% of compensation per pay period. At December 31, 2011 the ESPP had 489,060 shares remaining for issuance.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 13—Stock-Based Compensation (Continued)

        Below is a summary of stock option activity for the twelve months ended December 31, 2011, 2010 and 2009. The information excludes restricted stock units and awards.

	2011		2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning Balance	995,005	$10.54	1,218,831	$11.27	1,036,963	$12.98
Issued	4,500	12.96	5,000	12.33	326,437	6.43
Exercised	(136,609)	6.95	(80,734)	5.63	(38,645)	3.18
Forfeited	(16,320)	7.22	(54,723)	24.39	(40,121)	7.19
Expired	(15,183)	11.53	(93,369)	16.33	(65,803)	21.46

Ending Balance	831,393	$11.19	995,005	$10.54	1,218,831	$11.27

        The following summarizes information about stock options outstanding at December 31, 2011. The information excludes restricted stock units and awards.

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding:
Range of Exercise Prices
$6.05 – $8.10	296,065	$6.53	6.13
$8.11 – $11.07	222,054	10.13	2.42
$11.08 – $15.43	200,091	12.76	2.22
$15.44 – $26.86	113,183	22.66	3.92

	831,393	$11.19	3.90

	Stock Options Exercisable	Weighted-Average Exercise Price
Exercisable:
Range of Exercise Prices
$6.05 – $8.10	119,813	$6.82
$8.11 – $11.07	218,804	10.13
$11.08 – $15.43	167,491	12.90
$15.44 – $26.86	104,627	23.12

	610,735	$12.47

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Expected Volatility	33.61% – 36.64%	44.44%	25.9% – 58.0%
Weighted-Average Volatility	35.6%	44.44%	26.74%
Expected Dividends	0.0%	0.0%	0.0%
Expected Term (In years)	6.0 – 7.5	8.5	3.5 – 8.5
Risk-Free Rate	1.82%	1.01%	0.84%
Weighted-Average Fair Value (Grant date)	$5.07	$6.23	$2.06

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 13—Stock-Based Compensation (Continued)

        The expected lives are based on the "simplified" method allowed by ASC Topic 718"Compensation," whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

        The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $3.7 million, at December 31, 2011. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $855 thousand, $544 thousand and $243 thousand, respectively. The total fair value of stock options vested was $151 thousand, $380 thousand and $231 thousand for 2011, 2010 and 2009, respectively.

        Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Proceeds from stock options exercised	$944	$453	$123
Tax benefits related to stock options exercised	143	187	98
Intrinsic value of stock options exercised	855	449	243

        Included in salaries and employee benefits the Company recognized $1.1 million, $585 thousand and $578 thousand in stock-based compensation expense for 2011, 2010 and 2009, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock-based awards totaled $364 thousand at December 31, 2011. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.34 years.

        The Company has unvested restricted stock award grants of 202,555 shares from the 2006 Plan at December 31, 2011. Unrecognized stock based compensation expense related to restricted stock awards totaled $1.3 million at December 31, 2011. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.35 years. The following table summarizes the unvested restricted stock awards at December 31, 2011 and 2010:

	Year Ended December 31,
	2011		2010
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested at Beginning	114,275	$9.20	49,585	$6.88
Issued	108,162	13.79	81,600	10.35
Forfeited	(778)	12.38	(1,007)	10.35
Vested	(19,104)	8.83	(15,903)	7.77

Unvested at End	202,555	$11.67	114,275	$9.20

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 14—Employee Benefit Plans

        The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is annually reviewed. For years 2011, 2010 and 2009, the Company recognized $628 thousand, $504 thousand, and $203 thousand in expense, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

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

        Loan commitments outstanding and lines and letters of credit at December 31, 2011 and 2010 are as follows:

(dollars in thousands)	2011	2010
Unfunded loan commitments	$646,583	$341,978
Unfunded lines of credit	59,526	48,215
Letters of credit	49,158	30,141

Total	$755,267	$420,334

        Because most of the Company's business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, and, as such, its performance will be influenced by the economy of the region.

        The Bank maintains a reserve for the potential repurchase of residential mortgage loans which amounted to $194 thousand at December 31, 2011 and $149 thousand at December 31, 2010. These amounts are included in Other liabilities in the accompanying Consolidated Balance Sheets. Changes in the balance of the reserve are a component of Other expenses in the accompanying Consolidated Statements of Operations. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2011, no reserve charges have occurred related to fraud or early payment default.

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
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank and Company to maintain amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Company and Bank met all capital adequacy requirements to which they are subject.

        The actual capital amounts and ratios for the Company and Bank as of December 31, 2011 and 2010 are presented in the table below:

						To Be Well Capitalized Under Prompt Corrective Action Provision Ratio*
	Company		Bank
					For Capital Adequacy Purposes Ratio
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of December 31, 2011
Total capital (to risk weighted assets)	$292,137	11.84%	$273,383	11.13%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	254,850	10.33%	243,553	9.92%	4.0%	6.0%
Tier 1 capital (to average assets)	254,850	8.21%	243,553	7.88%	3.0%	5.0%
As of December 31, 2010
Total capital (to risk weighted assets)	$226,131	11.64%	$204,250	10.60%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	192,988	9.91%	180,146	9.35%	4.0%	6.0%
Tier 1 capital (to average assets)	192,988	9.32%	180,146	8.82%	3.0%	5.0%

*
Applies to Bank only

        Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2011, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 18—Fair Value Measurements

        The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820, "Fair Value Measurements and Disclosures," establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 18—Fair Value Measurements (Continued)

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

        The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2011
Investment securities available for sale:
U. S. Government agency securities	$—	$103,753	$—	$103,753
Residential mortgage backed securities	—	147,978	—	147,978
Municipal bonds	—	61,773	—	61,773
Other equity investments	81	—	226	307
Residential mortgage loans held for sale	—	176,826	—	176,826

Total assets measured at fair value on a recurring basis as of December 31, 2011	$81	$490,330	$226	$490,637

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2010
Investment securities available for sale:
U. S. Government agency securities	$—	$68,398	$—	$68,398
Residential mortgage backed securities	—	109,909	—	109,909
Municipal bonds	—	49,368	—	49,368
Other equity investments	106	—	267	373
Residential mortgage loans held for sale	—	80,571	—	80,571

Total assets measured at fair value on a recurring basis as of December 31, 2010	$106	$308,246	$267	$308,619

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 18—Fair Value Measurements (Continued)

        The Company's residential loans held for sale are reported on an aggregate basis at the lower of cost or fair value.

        The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

	Other Equity Investments
(dollars in thousands)	December 31, 2011	December 31, 2010
Balance, beginning of period	$267	$258
Total realized and unrealized gains and losses:
Included in other comprehensive income	—	1
Purchases	—	8
Principal redemption	(41)	—

Balance, end of period	$226	$267

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2011
Impaired loans:
Commercial	$—	$1,034	$4,684	$5,718
Investment—commercial real estate	—	384	7,278	7,662
Owner occupied—commercial real estate	—	—	282	282
Real estate mortgage—residential	—	—	1,041	1,041
Construction—commercial and residential	—	12,733	4,726	17,459
Home equity	—	214	410	624
Other consumer	—	—	8	8
Other real estate owned	—	1,135	2,090	3,225

Total assets measured at fair value on a nonrecurring basis as of December 31, 2011	$—	$15,500	$20,519	$36,019

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 18—Fair Value Measurements (Continued)

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2010
Impaired loans:
Commercial	$—	$1,715	$3,422	$5,137
Investment—commercial real estate	—	1,713	2,200	3,913
Owner occupied—commercial real estate	—	—	—	—
Real estate mortgage—residential	—	260	500	760
Construction—commercial and residential	—	8,661	5,984	14,645
Home equity	—	185	112	297
Other consumer	—	535	—	535
Other real estate owned	—	6,051	650	6,701

Total assets measured at fair value on a nonrecurring basis as of December 31, 2010	$—	$19,120	$12,868	$31,988

Loans

        The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, "Receivables," the fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represents loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2011, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 18—Fair Value Measurements (Continued)

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 18—Fair Value Measurements (Continued)

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

        The estimated fair values of the Company's financial instruments at December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and due from banks	$5,374	$5,374	$12,414	$12,414
Federal funds sold	21,785	21,785	34,048	34,048
Interest bearing deposits with other banks	205,252	205,252	11,652	11,652
Investment securities	313,811	313,811	228,048	228,048
Federal Reserve and Federal Home Loan Bank stock	10,242	10,242	9,528	9,528
Loans held for sale	176,826	176,826	80,571	80,571
Loans	2,056,256	2,056,047	1,675,500	1,680,569
Other earning assets	13,743	13,743	13,342	13,342
Liabilities
Noninterest bearing deposits	688,506	688,506	400,291	400,291
Interest bearing deposits	1,703,589	1,707,978	1,326,507	1,331,070
Borrowings	152,662	155,452	146,884	149,331

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 19—Quarterly Results of Operations (unaudited)

        The following table reports quarterly results of operations (unaudited) for 2011, 2010 and 2009:

	2011
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$33,091	$30,741	$28,996	$26,296
Total interest expense	4,820	5,365	5,102	4,790
Net interest income	28,271	25,376	23,894	21,506
Provision for credit losses	2,765	2,887	3,215	2,116
Net interest income after provision for credit losses	25,506	22,489	20,679	19,390
Noninterest income	3,864	3,511	3,193	2,933
Noninterest expense	18,307	15,723	14,933	14,313
Net income before income tax expenses	11,063	10,277	8,939	8,010
Income tax expense	3,889	3,783	3,185	2,874

Net income	7,174	6,494	5,754	5,136
Preferred stock dividends and discount accretion	142	166	883	320

Net income available to common shareholders	$7,032	$6,328	$4,871	$4,816

Income per common share
Basic, per common share(1)	$0.35	$0.32	$0.25	$0.24
Diluted, per common share(1)	0.35	0.31	0.24	0.24

	2010
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$26,040	$24,421	$23,689	$22,508
Total interest expense	4,753	4,722	5,072	5,285
Net interest income	21,287	19,699	18,617	17,223
Provision for credit losses	3,556	1,962	2,101	1,689
Net interest income after provision for credit losses	17,731	17,737	16,516	15,534
Noninterest income	3,677	2,333	2,010	1,222
Noninterest expense	13,476	12,929	13,137	11,463
Net income before income tax expenses	7,932	7,141	5,389	5,293
Income tax expense	2,879	2,375	1,942	1,902

Net income	5,053	4,766	3,447	3,391
Preferred stock dividends and discount accretion	328	327	324	320

Net income available to common shareholders	$4,725	$4,439	$3,123	$3,071

Income per common share
Basic, per common share(1)	$0.24	$0.22	$0.16	$0.16
Diluted, per common share(1)	0.23	0.22	0.16	0.16

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 19—Quarterly Results of Operations (unaudited) (Continued)

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 20—Parent Company Financial Information

        Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheet

(dollars in thousands)	December 31, 2011	December 31, 2010
Assets
Cash	$7,908	$291
Cash equivalents	8,590	10,031
Investment securities available for sale	181	205
Investment in subsidiaries	258,347	201,517
Other assets	1,319	2,103

Total Assets	$276,345	$214,147

Liabilities
Other liabilities	$334	$131
Long-term borrowings	9,300	9,300

Total liabilities	9,634	9,431

Stockholders' Equity
Preferred stock, Series A	—	22,582
Preferred stock, Series B	56,600
Common stock	197	197
Warrant	946	946
Additional paid in capital	132,670	130,382
Retained earnings	71,423	48,551
Accumulated other comprehensive	4,875	2,058

Total sthareholders' equity	266,711	204,716

Total Liabilities and Shareholders' Equity	$276,345	$214,147

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 20—Parent Company Financial Information (Continued)

Condensed Statements of Income

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Income
Other interest and dividends	$5,056	$271	$162
Gain on sale of investment securities	—	71	—

Total Income	5,056	342	162

Expenses
Interest expense	943	943	1,158
Legal and professional	214	185	156
Directors' fees	178	139	208
Other	781	754	541

Total Expenses	2,116	2,021	2,063

Provision for Credit Losses	—	—	—

Income (Loss) Before Income Tax (Benefit) Expense and Equity in Undistributed Income of Subsidiaries	2,940	(1,679)	(1,901)
Income Tax Benefit	(813)	(672)	(761)

Income (Loss) Before Equity in Undistributed Income of Subsidiaries	3,753	(1,007)	(1,140)
Equity in Undistributed Income of Subsidiaries	20,805	17,664	11,559

Net Income	24,558	16,657	10,419
Preferred Stock Dividends and Discount Accretion	1,511	1,299	2,307

Net Income Available to Common Shareholders	$23,047	$15,358	$8,112

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2011, 2010 and 2009: (Continued)

Note 20—Parent Company Financial Information (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Cash Flows From Operating Activities
Net Income	$24,558	$16,657	$10,419
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(20,805)	(17,664)	(11,559)
Gain on sale of investment securities	—	(71)	—
Proceeds from employee stock purchase plan	(143)	(187)	(98)
Decrease (increase) in other assets	784	(474)	(600)
Increase (decrease) in other liabilities	203	22	(39)

Net cash provided by (used in) operating activities	4,597	(1,717)	(1,877)

Cash Flows From Investing Activities
Purchase of available for sale investment securities	—	—	(27,755)
Proceeds from sale / call of available for sale securities	—	22,054	7,000
Investment in subsidiary (net)	(31,964)	(17,500)	(18,235)

Net cash (used in) provided by investing activities	(31,964)	4,554	(38,990)

Cash Flows From Financing Activities
Issuance of Series B Preferred Stock	56,600	—	—
Redemption of Series A Preferred Stock	(23,235)	—	(15,000)
Issuance of common stock	944	453	51,781
Preferred stock dividends	(1,033)	(1,160)	(1,885)
Decrease in long-term borrowings	—	—	(2,850)
Excess tax benefit on stock-based compensation	143	187	98
Proceeds from employee stock purchase plan	124	—	—

Net cash provided by (used in) financing activities	33,543	(520)	32,144

Net Increase (Decrease) in Cash	6,176	2,317	(8,723)
Cash and Cash Equivalents at Beginning of Year	10,322	8,005	16,728

Cash and Cash Equivalents at End of Year	$16,498	$10,322	$8,005

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

        Management assessed the Company's system of internal control over financial reporting as of December 31, 2011. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control—Integrated Framework." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The 2011 financial statements have been audited by the independent registered public accounting firm of Stegman & Company ("Stegman"). Personnel from Stegman were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from Stegman accompanies the financial statements. Stegman has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ Ronald D. Paul Chairman, President and Chief Executive Officer of the Company	/s/ James H. Langmead Executive Vice President and Chief Financial Officer of the Company

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 17, 2012 (the "Proxy Statement"). The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7815 Woodmont Avenue, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company's Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors—Director's Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	831,393	$11.19	911,588	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	831,393	$11.19	911,588

(1)
Consists of the Company's 2011 Employee Stock Purchase Plan, 2006 Stock Plan, 1998 Stock Option Plan and the Fidelity Long Term Incentive Plans. For additional information, see Note 13 to the Consolidated Financial Statements.

(2)
Shares available for issuance under the 2011 Employee Stock Purchase Plan and the 2006 Stock Plan.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following financial statements are included in this report

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2011 and 2010

    Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

    Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009

    Notes to the Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the consolidated financial statements or related notes.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended(1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series A Preferred Stock(2)
3.3	Bylaws of the Company(3)
3.4	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock(4)
4	Warrant to Purchase Common Stock(5)
10.1	1998 Stock Option Plan(6)
10.2	Employment Agreement, dated as of September 1, 2011, between James H. Langmead and the Bank(7)
10.3	Employment Agreement, dated as of September 1, 2011, between Thomas D. Murphy and the Bank(8)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company(9)
10.5	Employment Agreement, dated as of September 1, 2011, between Susan G. Riel and the Bank(10)
10.6	Fee Agreement between Robert P. Pincus and the Company(11)
10.7	2006 Stock Plan(12)
10.8	Employment Agreement, dated as of September 1, 2011, among Michael T. Flynn the Company and the Bank(13)
10.9	Employment Agreement, dated as of September 1, 2011, between Laurence E. Bensignor and the Bank(14)
10.10	Employment Agreement, dated as of September 1, 2011, between the Bank and Janice Williams(15)
10.11	2010 Senior Executive Incentive Plan(16)
10.12	2011 Senior Executive Incentive Plan(17)

Exhibit No.	Description of Exhibit
10.13	2012 Senior Executive Incentive Plan(18)
10.14	2011 Employee Stock Purchase Plan(19)
11	Statement Regarding Computation of Per Share Income Please refer to Note 9 to the Consolidated Financial Statements for the year ended December 31, 2011.
12	Statement re: Computation of Ratios
21	Subsidiaries of the Registrant
23	Consent of Stegman & Company
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead
99.1	Certification of principal executive officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
99.2	Certification of principal financial officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.
101	Interactive data files pursuant to Rule 405 of Regulation S-T
(i) the Consolidated Statement of Financial Position at December 31, 2011 and 2010
(ii) the Consolidated Statement of Earnings for the years ended December 31, 2011, 2010 and 2009
(iii) the Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2011, 2010 and 2009
(iv) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009
(v) the Notes to the Consolidated Financial Statements

(1)
Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

(2)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(3)
Incorporated by reference to the exhibit 3.2 to the Company's Current Report on Form 8-K filed on October 30, 2007.

(4)
Incorporated by reference to the exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 15, 2011.

(5)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(6)
Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(7)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2011.

(8)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 23, 2011

(9)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on December 22, 2008.

(10)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 23, 2011.

(11)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-150763).

(12)
Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-135072).

(13)
Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 23, 2011.

(14)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 23, 2011.

(15)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 23, 2011.

(16)
Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on December 23, 2011.

(17)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 15, 2012.

(18)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 15, 2012.

(19)
Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 333-175966).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
March 15, 2012	by:	/s/ RONALD D. PAUL Ronald D. Paul, Chairman, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LESLIE M. ALPERSTEIN, PH.D. Leslie M. Alperstein, Ph.D.	Director	March 15, 2012
/s/ DUDLEY C. DWORKEN Dudley C. Dworken	Director	March 15, 2012
/s/ HARVEY M. GOODMAN Harvey M. Goodman	Director	March 15, 2012
/s/ NEAL R. GROSS Neal R. Gross	Director	March 15, 2012
/s/ NORMAN R. POZEZ Norman R. Pozez	Director	March 15, 2012
/s/ DONALD R. ROGERS Donald R. Rogers	Director	March 15, 2012
/s/ LELAND M. WEINSTEIN Leland M. Weinstein	Director	March 15, 2012
/s/ RONALD D. PAUL Ronald D. Paul	Chairman, President and Principal Executive Officer of the Company	March 15, 2012

Name	Position	Date

/s/ ROBERT P. PINCUS Robert P. Pincus	Vice Chairman	March 15, 2012
/s/ JAMES H. LANGMEAD James H. Langmead	Executive Vice President and Chief Financial Officer of the Company Principal Financial and Accounting Officer	March 15, 2012