Form 10-Q
period 2012-03-31
EAGLE BANCORP INC
filed 2012-05-10
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 30, 2012, the registrant had 20,221,336 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 — Financial Statements

EAGLE BANCORP, INC.

Consolidated Balance Sheets

March 31, 2012, December 31, 2011 and March 31, 2011

(dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)	(Unaudited)
Assets
Cash and due from banks	$5,838	$5,374	$22,768
Federal funds sold	18,990	21,785	74,209
Interest bearing deposits with banks and other short-term investments	117,326	205,252	10,188
Investment securities available for sale, at fair value	345,021	313,811	228,507
Federal Reserve and Federal Home Loan Bank stock	11,374	10,242	10,406
Loans held for sale	87,496	176,826	12,459
Loans	2,186,940	2,056,256	1,790,084
Less allowance for credit losses	(31,875)	(29,653)	(25,582)
Loans, net	2,155,065	2,026,603	1,764,502
Premises and equipment, net	12,864	12,320	10,217
Deferred income taxes	14,658	14,673	14,302
Bank owned life insurance	13,839	13,743	13,443
Intangible assets, net	4,066	4,145	4,330
Other real estate owned	3,014	3,225	3,529
Other assets	25,998	23,256	17,408
Total Assets	$2,815,549	$2,831,255	$2,186,268

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$698,636	$688,506	$402,041
Interest bearing transaction	75,751	80,105	61,219
Savings and money market	1,084,622	1,068,370	780,386
Time, $100,000 or more	293,570	332,470	370,326
Other time	215,656	222,644	212,908
Total deposits	2,368,235	2,392,095	1,826,880
Customer repurchase agreements	111,580	103,362	89,753
Long-term borrowings	49,300	49,300	49,300
Other liabilities	10,426	19,787	10,216
Total Liabilities	2,539,541	2,564,544	1,976,149

Shareholders’ Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 23,235 at March 31, 2011, discount of $554, net	—	—	22,629
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at March 31, 2012 and December 31, 2011	56,600	56,600	—
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 20,220,166, 19,952,844 and 19,811,532, respectively	199	197	197
Warrant	946	946	946
Additional paid in capital	134,455	132,670	130,703
Retained earnings	78,911	71,423	53,349
Accumulated other comprehensive income	4,897	4,875	2,295
Total Shareholders’ Equity	276,008	266,711	210,119
Total Liabilities and Shareholders’ Equity	$2,815,549	$2,831,255	$2,186,268

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

For the Three Month Periods Ended March 31, 2012 and 2011 (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Interest Income
Interest and fees on loans	$30,723	$24,615
Interest and dividends on investment securities	1,694	1,620
Interest on balances with other banks and short-term investments	137	19
Interest on federal funds sold	14	42
Total interest income	32,568	26,296
Interest Expense
Interest on deposits	3,468	4,111
Interest on customer repurchase agreements	96	150
Interest on long-term borrowings	534	529
Total interest expense	4,098	4,790
Net Interest Income	28,470	21,506
Provision for Credit Losses	3,970	2,116
Net Interest Income After Provision For Credit Losses	24,500	19,390

Noninterest Income
Service charges on deposits	979	749
Gain on sale of loans	4,139	1,701
Gain on sale of investment securities	153	—
Increase in the cash surrender value of bank owned life insurance	97	101
Other income	644	382
Total noninterest income	6,012	2,933
Noninterest Expense
Salaries and employee benefits	10,424	7,311
Premises and equipment expenses	2,510	1,991
Marketing and advertising	286	234
Data processing	1,256	689
Legal, accounting and professional fees	1,101	1,136
FDIC insurance	489	743
Other expenses	2,496	2,209
Total noninterest expense	18,562	14,313
Income Before Income Tax Expense	11,950	8,010
Income Tax Expense	4,317	2,874
Net Income	7,633	5,136
Preferred Stock Dividends and Discount Accretion	141	320
Net Income Available to Common Shareholders	$7,492	$4,816

Earnings Per Common Share
Basic	$0.37	$0.24
Diluted	$0.36	$0.24

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income

For the Three Month Periods Ended March 31, 2012 and 2011 (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net Income	$7,633	$5,136

Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	114	237
Less: reclassification adjustment for gains net of taxes of $61 included in net income	(92)	—
Net change in unrealized gains on securities	22	237
Comprehensive Income	$7,655	$5,373

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three Month Periods Ended March 31, 2012 and 2011 (Unaudited)

(dollars in thousands, except per share data)

						Accumulated
						Other	Total
	Preferred	Common		Additional Paid	Retained	Comprehensive	Shareholders’
	Stock	Stock	Warrant	in Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2012	$56,600	$197	$946	$132,670	$71,423	$4,875	$266,711

Net Income	—	—	—	—	7,633	—	7,633
Net change in other comprehensive income	—	—	—	—	—	22	22
Stock-based compensation	—	—	—	1,187	(1)	—	1,186
Common stock issued 284,748 shares under purchase and equity compensation plans	—	2	—	579	(1)	—	580
Tax benefits related to non-qualified stock compensation	—	—	—	19	(2)	—	17
Preferred stock:
Preferred stock dividends	—	—	—	—	(141)	—	(141)
Discount accretion	—	—	—	—	—	—	—
Balance, March 31, 2012	$56,600	$199	$946	$134,455	$78,911	$4,897	$276,008

Balance, January 1, 2011	$22,582	$197	$946	$130,382	$48,551	$2,058	$204,716
Net Income	—	—	—	—	5,136	—	5,136
Net change in other comprehensive income	—	—	—	—	—	237	237
Stock-based compensation	—	—	—	186	—	—	186
Common stock issued 27,692 shares under purchase and equity compensation plans	—	—	—	88	—	—	88
Tax benefits related to non-qualified stock compensation	—	—	—	47	—	—	47
Preferred stock:
Preferred stock dividends	—	—	—	—	(291)	—	(291)
Discount accretion	47	—	—	—	(47)	—	—
Balance, March 31, 2011	$22,629	$197	$946	$130,703	$53,349	$2,295	$210,119

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

For the Three Month Periods Ended March 31, 2012 and 2011 (Unaudited)

(dollars in thousands)

	2012	2011
Cash Flows From Operating Activities:
Net Income	$7,633	$5,136
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,970	2,116
Depreciation and amortization	761	575
Gains on sale of loans	(4,139)	(1,701)
Origination of loans held for sale	(278,308)	(81,049)
Proceeds from sale of loans held for sale	371,777	150,862
Net increase in cash surrender value of BOLI	(97)	(101)
(Increase) decrease in deferred income taxes	(15)	169
Net loss on sale of other real estate owned	61	39
Net gain on sale of investment securities	(153)	—
Stock-based compensation expense	1,186	186
Excess tax benefit from stock-based compensation	(17)	(47)
Increase in other assets	(2,743)	(2,877)
Decrease in other liabilities	(9,362)	(756)
Net cash provided by operating activities	90,554	72,552
Cash Flows From Investing Activities:
(Decrease) increase in interest bearing deposits with other banks and short term investments	(131)	1,464
Purchases of available for sale investment securities	(56,763)	(8,325)
Proceeds from maturities of available for sale securities	11,808	7,866
Proceeds from sale/call of available for sale securities	13,920	—
Purchases of federal reserve and federal home loan bank stock	(1,133)	(878)
Proceeds from redemption of federal reserve and federal home loan bank stock	—	—
Net increase in loans	(132,432)	(117,971)
Proceeds from sale of other real estate owned	338	5,073
Bank premises and equipment acquired	(1,232)	(1,361)
Net cash used in investing activities	(165,625)	(114,132)
Cash Flows From Financing Activities:
(Decrease) increase in deposits	(23,860)	100,082
Increase (decrease) in customer repurchase agreements	8,218	(7,831)
Payment of dividends on preferred stock	(141)	(291)
Proceeds from exercise of stock options	580	88
Excess tax benefit from stock-based compensation	17	47
Net cash (used in) provided by financing activities	(15,186)	92,095
Net (Decrease) Increase In Cash and Cash Equivalents	(90,257)	50,515
Cash and Cash Equivalents at Beginning of Period	232,411	46,462
Cash and Cash Equivalents at End of Period	$142,154	$96,977
Supplemental Cash Flows Information:
Interest paid	$4,622	$5,303
Income taxes paid	$5,950	$1,730
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$365	$1,645

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March31, 2012 and 2011 (Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the “Company”), EagleBank (the “Bank”), Eagle Commercial Ventures, LLC (“ECV”), Eagle Insurance Services, LLC, and Bethesda Leasing, LLC, with all significant intercompany transactions eliminated.

The consolidated financial statements of the Company included herein are unaudited.  The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2011 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland; Washington, DC; and Arlington and Fairfax Counties in Virginia. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. The Bank offers its products and services through sixteen branch offices and various electronic capabilities, including remote deposit services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects, where the primary financing is provided by the Bank or others.  These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending — Revenue Recognition below.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of March 31, 2012 and December 31, 2011. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Other assets in the Statement of Financial Condition. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other noninterest income in the Consolidated Statement of Operations.

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

Loans

Loans are stated at the principal amount outstanding, net of unamortized deferred costs and fees.  Interest income on loans is accrued at the contractual rate on the principal amount outstanding.  It is the Company’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Deferred fees and costs are being amortized on the interest method over the term of the loan.

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

Higher Risk Lending — Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on certain of these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Such additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2012 and 2011 (although normal interest income was recorded). ECV had four higher risk lending transactions outstanding at March 31, 2012 and three such transactions outstanding at December 31, 2011, amounting to $4.0 million and $2.3 million, respectively.

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

Management believes that the allowance for credit losses is adequate; however, determination of the allowance is inherently subjective and requires significant estimates. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Evaluation of the potential effects of these factors on estimated losses involves a high degree of uncertainty, including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank periodically review the Bank’s loan portfolio and allowance for credit losses. Such review may result in recognition of adjustments to the allowance based on their judgments of information available to them at the time of their examination.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are subject to impairment testing at least annually, or when events or changes in circumstances indicate the assets might be impaired.  Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.  The Company’s testing of potential goodwill impairment (which is performed annually) at December 31, 2011, resulted in no impairment being recorded.

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

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at either March 31, 2012 or December 31, 2011.

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

New Authoritative Accounting Guidance

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and did not have a significant impact on the Company’s consolidated financial statements.

2.  Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2012, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services.  Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held, which interest on excess reserves was increased under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act passed in July 2010. Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with six domestic correspondent banks as compensation for services they provide to the Bank.

3. Investment Securities Available for Sale

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

		Gross	Gross	Estimated
March 31, 2012	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$92,413	$1,370	$73	$93,710
Residential mortgage backed securities	178,688	3,326	249	181,765
Municipal bonds	65,354	4,172	298	69,228
Other equity investments	404	—	86	318
	$336,859	$8,868	$706	$345,021

		Gross	Gross	Estimated
December 31, 2011	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$102,283	$1,547	$77	$103,753
Residential mortgage backed securities	145,451	2,767	240	147,978
Municipal bonds	57,548	4,227	2	61,773
Other equity investments	404	—	97	307
	$305,686	$8,541	$416	$313,811

Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
March 31, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$20,638	$73	$—	$—	$20,638	$73
Residential mortgage backed securities	34,006	249	—	—	34,006	249
Municipal bonds	11,251	298	—	—	11,251	298
Other equity investments	—	—	92	86	92	86
	$65,895	$620	$92	$86	$65,987	$706

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
December 31, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$25,313	$77	$—	$—	$25,313	$77
Residential mortgage backed securities	35,017	240	—	—	35,017	240
Municipal bonds	510	2	—	—	510	2
Other equity investments	—	—	81	97	81	97
	$60,840	$319	$81	$97	$60,921	$416

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.7 years. The gross unrealized loss on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker “bulletin board” exchange. The estimated fair value is determined by broker quoted prices. The unrealized loss is deemed a result of generally weak valuations for many smaller community bank stocks. The individual banking company is profitable, has good financial trends and has a satisfactory capital position. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2012 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity.  In addition, at March 31, 2012, the Company held $11.4 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks which are required to be held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available for sale by contractual maturity are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. Government agency securities maturing:
One year or less	$5,015	$5,046	$15,783	$15,906
After one year through five years	84,531	85,565	83,638	84,740
After five years through ten years	2,867	3,099	2,862	3,107
Residential mortgage backed securities	178,688	181,765	145,451	147,978
Municipal bonds maturing:
After one year through five years	10,071	10,474	10,089	10,539
Five years through ten years	53,444	56,980	47,459	51,234
After ten years	1,839	1,774	—	—
Other equity investments	404	318	404	307
	$336,859	$345,021	$305,686	$313,811

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2012 was $275.5 million. As of March 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of shareholders’ equity.

The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted-average yield of the investment portfolio at March 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

			After One Year		After Five Years
	One Year or Less		Through Five Years		Through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
(dollars in thousands)	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

U. S. Government agency securities	$5,015	1.30%	$84,531	1.29%	$2,867	2.98%	$—	—	$92,413	1.34%
Residential mortgage backed securities	2,212	4.60%	134,575	2.47%	41,901	2.93%	—	—	178,688	2.60%
Muncipal bonds	—	—	10,071	3.32%	53,444	3.48%	1,839	2.37%	65,354	3.42%
Other equity investments	—	—	—	—	—	—	—	—	404	0.00%
	$7,227	2.31%	$229,177	2.07%	$98,212	3.23%	$1,839	2.37%	$336,859	2.41%

4.  Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at March 31, 2012, December 31, 2011, and March 31, 2011 are summarized by type as follows:

	March 31, 2012		December 31, 2011		March 31, 2011
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$492,824	23%	$478,886	23%	$443,251	25%
Investment - commercial real estate (1)	829,984	38%	756,645	37%	671,803	38%
Owner occupied - commercial real estate	275,723	13%	250,174	12%	226,322	13%
Real estate mortgage - residential	43,057	2%	39,552	2%	19,665	1%
Construction - commercial and residential (1)	417,346	19%	395,267	19%	317,353	18%
Construction - C&I (owner occupied) (1)	27,412	1%	34,402	2%	17,308	1%
Home equity	95,437	4%	97,103	5%	88,602	5%
Other consumer	5,157	—	4,227	—	5,780	—
Total loans	2,186,940	100%	2,056,256	100%	1,790,084	100%
Less: Allowance for Credit Losses	(31,875)		(29,653)		(25,582)
Net loans	$2,155,065		$2,026,603		$1,764,502

(1) Includes loans for land acquisition and development.

Unamortized net deferred fees amounted to $6.3 million and $5.2 million at March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012 and December 31, 2011, the Bank serviced $29.8 million and $27.3 million, respectively, of SBA loans participations which are not reflected as loan balances on the Consolidated Balance Sheets.

Loan Origination / Risk Management

The Company’s goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include; carefully enforcing loan policies and procedures, evaluating each borrower’s business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. At March 31, 2012, commercial real estate, and real estate construction loans combined represented approximately 71% of the loan portfolio. Owner occupied commercial real estate and owner occupied commercial real estate construction represent 14% of the loan portfolio. When owner occupied commercial real estate and commercial construction loans are excluded, the percentage of commercial real estate and construction loans to total loans decreases to 57%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 23% of the loan portfolio at March 31, 2012 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 4% of the loan portfolio at March 31, 2012 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both investment and owner occupied projects. ADC loans amounted to $444.8 million at March 31, 2012. The majority of the ADC portfolio, both speculative and non speculative, includes loan funded interest reserves. ADC loans containing loan funded interest reserves represent approximately 30% of the outstanding ADC loan portfolio at March 31, 2012.  The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection.  When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan.  The Company does not significantly utilize interest reserves in other loan products.  The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan.  In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

The following table details activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2012 and 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Investment	Owner occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
March 31, 2012
Allowance for credit losses:
Balance at beginning of period	$9,609	$7,304	$1,898	$399	$8,546	$1,528	$369	$29,653
Loans charged-off	(773)	(291)	—	(300)	(240)	(244)	(5)	(1,853)
Recoveries of loans previously charged-off	7	2	—	—	94	1	1	105
Net loan charged-off	(766)	(289)	—	(300)	(146)	(243)	(4)	(1,748)
Provision for credit losses	(306)	1,130	248	(99)	3,260	44	(307)	3,970
Ending balance	$8,537	$8,145	$2,146	$—	$11,660	$1,329	$58	$31,875
For the Period Ended March 31, 2012
Allowance for credit losses:
Individually evaluated for impairment	$1,874	$829	$201	$—	$2,899	$138	$4	$5,945
Collectively evaluated for impairment	6,663	7,316	1,945	—	8,761	1,191	54	25,930
Ending balance	$8,537	$8,145	$2,146	$—	$11,660	$1,329	$58	$31,875
March 31, 2011
Allowance for credit losses:
Balance at beginning of period	$8,630	$6,668	$2,064	$115	$5,745	$1,441	$91	$24,754
Loans charged-off	(686)	(32)	—	—	(741)	—	—	(1,459)
Recoveries of loans previously charged-off	3	—	—	—	167	1	—	171
Net loan charged-off	(683)	(32)	—	—	(574)	1	—	(1,288)
Provision for credit losses	606	21	125	46	1,307	10	1	2,116
Ending balance	$8,553	$6,657	$2,189	$161	$6,478	$1,452	$92	$25,582
For the Period Ended March 31, 2011
Allowance for credit losses:
Individually evaluated for impairment	$2,404	$613	$165	$—	$1,045	$135	$—	$4,362
Collectively evaluated for impairment	6,149	6,044	2,024	161	5,433	1,317	92	21,220
Ending balance	$8,553	$6,657	$2,189	$161	$6,478	$1,452	$92	$25,582

The Company’s recorded investments in loans as of March 31, 2012, December 31, 2011 and March 31, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Investment	Owner occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
March 31, 2012
Recorded investment in loans:
Individually evaluated for impairment	$9,395	$9,880	$2,895	$—	$24,358	$512	$8	$47,048
Collectively evaluated for impairment	483,429	820,104	272,828	43,057	420,400	94,925	5,149	2,139,892
Ending balance	$492,824	$829,984	$275,723	$43,057	$444,758	$95,437	$5,157	$2,186,940
December 31, 2011
Recorded investment in loans:
Individually evaluated for impairment	$11,741	$9,304	$5,280	$751	$26,855	$363	$1,345	$55,639
Collectively evaluated for impairment	467,145	747,341	244,894	38,801	402,814	96,740	2,882	2,000,617
Ending balance	$478,886	$756,645	$250,174	$39,552	$429,669	$97,103	$4,227	$2,056,256
March 31, 2011
Recorded investment in loans:
Individually evaluated for impairment	$21,153	$9,193	$3,966	$—	$21,582	$284	$—	$56,178
Collectively evaluated for impairment	422,098	662,666	222,355	19,661	313,079	88,267	5,780	1,733,906
Ending balance	$443,251	$671,859	$226,321	$19,661	$334,661	$88,551	$5,780	$1,790,084

At March 31, 2012, the nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) have a carrying value of $2.1 million and an unpaid principal balance of $11.8 million and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount.

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of March 31, 2012, December 31, 2011 and March 31, 2011.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans
March 31, 2012
Commercial	$454,373	$29,019	$9,395	$37	$492,824
Investment - commercial real estate	815,951	4,902	9,131	—	829,984
Owner occupied - commercial real estate	254,405	18,423	2,895	—	275,723
Real estate mortgage — residential	42,308	—	749	—	43,057
Construction - commercial and residential	387,770	32,631	24,357	—	444,758
Home equity	94,925	—	512	—	95,437
Other consumer	5,149	—	8	—	5,157
Total	$2,054,881	$84,975	$47,047	$37	$2,186,940
December 31, 2011
Commercial	$438,943	$28,202	$11,704	$37	$478,886
Investment - commercial real estate	739,668	7,673	9,304	—	756,645
Owner occupied - commercial real estate	235,988	8,906	5,280	—	250,174
Real estate mortgage — residential	38,801	—	751	—	39,552
Construction - commercial and residential	394,135	8,679	26,855	—	429,669
Home equity	96,740	—	363	—	97,103
Other consumer	2,882	—	1,345	—	4,227
Total	$1,947,157	$53,460	$55,602	$37	$2,056,256
March 31, 2011
Commercial	$398,494	$23,604	$20,268	$885	$443,251
Investment - commercial real estate	651,086	11,580	9,193	—	671,859
Owner occupied - commercial real estate	214,503	7,852	3,966	—	226,321
Real estate mortgage — residential	19,661	—	—	—	19,661
Construction - commercial and residential	299,929	13,150	21,582	—	334,661
Home equity	88,267	—	284	—	88,551
Other consumer	5,780	—	—	—	5,780
Total	$1,677,720	$56,186	$55,293	$885	$1,790,084

Nonaccrual and Past Due Loans

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The level of nonperforming loans at March 31, 2012 as compared to December 31, 2011 was impacted significantly by the addition of one commercial construction real estate loan in the amount of $8.4 million placed on nonaccrual in the first quarter of 2012.

The following presents by class of loan, information related to nonaccrual loans as of the periods ended March 31, 2012, December 31, 2011 and March 31, 2011.

(dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011

Commercial	$3,565	$5,718	$5,732
Investment - commercial real estate	7,013	7,662	4,024
Owner occupied - commercial real estate	277	282	295
Real estate mortgage - residential	731	1,041	1,310
Construction - commercial and residential	24,591	17,459	21,520
Home equity	530	624	296
Other consumer	8	8	—
Total nonperforming loans (1)(2)	$36,715	$32,794	$33,177

(1) Excludes performing TDRs totaling $11.4 million at March 31, 2012, $13.9 million at December 31, 2011 and $3.1 million at March 31, 2011.

(2) Gross interest income that would have been recorded in 2012 if nonaccrual loans shown above had been current and in accordance with their original terms was $648 thousand, no interest was recorded on these loans for the three months ended March 31, 2012. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents by class, an aging analysis and the recorded investments in loans past due as of March 31, 2012.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans
March 31, 2012
Commercial	$3,998	$2,404	$3,565	$9,967	$482,857	$492,824
Investment - commercial real estate	675	4,509	7,013	12,197	817,787	829,984
Owner occupied - commercial real estate	5,377	350	277	6,004	269,719	275,723
Real estate mortgage — residential	—	258	731	989	42,068	43,057
Construction - commercial and residential	619	5,106	24,591	30,316	414,442	444,758
Home equity	33	—	530	563	94,874	95,437
Other consumer	2	35	8	45	5,112	5,157
Total	$10,704	$12,662	$36,715	$60,081	$2,126,859	$2,186,940

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

The following table presents by class, information related to impaired loans for the periods ended March 31, 2012, December 31, 2011 and March 31, 2011.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2012
Commercial	$8,382	$5,226	$1,891	$7,117	$1,265	$9,539	$43
Investment - commercial real estate	9,155	6,277	2,157	8,434	821	10,330	39
Owner occupied - commercial	277	—	207	207	70	280	—
Real estate mortgage — residential	731	731	—	731	—	886	—
Construction - commercial and residential	29,013	20,299	5,914	26,213	2,800	26,372	42
Home equity	530	307	85	392	138	577	—
Other consumer	8	—	4	4	4	8	—
Total	$48,096	$32,840	$10,158	$42,998	$5,098	$47,992	$124
December 31, 2011
Commercial	$10,695	$2,723	$5,923	$8,646	$2,049	$7,955	$161
Investment - commercial real estate	11,205	8,222	2,373	10,595	692	8,298	159
Owner occupied - commercial	282	—	192	192	90	488	6
Real estate mortgage — residential	1,041	8	733	741	300	1,112	24
Construction - commercial and residential	22,812	17,407	5,086	22,493	237	22,254	14
Home equity	624	353	89	442	182	557	19
Other consumer	8	—	4	4	4	6	—
Total	$46,667	$28,713	$14,400	$43,113	$3,554	$40,670	$383
March 31, 2011
Commercial	$5,732	$1,998	$2,000	$3,998	$1,734	$5,434	$—
Investment - commercial real estate	7,292	4,386	2,163	6,549	743	7,237	—
Owner occupied - commercial	295	—	230	230	65	148	—
Real estate mortgage — residential	1,310	1,310	—	1,310	—	1,035	—
Construction - commercial and residential	21,395	6,595	13,805	20,400	995	18,225	—
Home equity	296	12	149	161	135	297	—
Other consumer	—	—	—	—	—	—	—
Total	$36,320	$14,301	$18,347	$32,648	$3,672	$32,376	$—

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

The following table presents the TDR loan modifications by portfolio segment outstanding as of March 31, 2012 and December 31, 2011:

	Number of	TDRs Performing	TDRs Not Performing	Total
(dollars in thousands)	Contracts	to Modified Terms	to Modified Terms	TDRs
March 31, 2012
Commercial	2	$4,817	$—	$4,817
Investment - commercial real estate	2	2,142	217	2,359
Construction - commercial and residential	2	4,422	1,000	5,422
Total	6	$11,381	$1,217	$12,598
December 31, 2011
Commercial	2	$4,977	$—	$4,977
Investment - commercial real estate	2	3,543	—	3,543
Construction - commercial and residential	2	5,353	—	5,353
Total	6	$13,873	$—	$13,873

During the first three months of 2012, two TDRs totaling approximately $1.2 million defaulted on their modified terms.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  The two nonperforming TDRs were reclassified to nonperforming loans as of March 31, 2012. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2012 and March 31, 2011.

5. Net Income per Common Share

The calculation of net income per common share for three months ended March 31, 2012 and 2011 was as follows.

	Three Months Ended
	March 31,
(dollars and shares in thousands, except per share data)	2012	2011
Basic:
Net income available to common shareholders	$7,492	$4,816
Average common shares outstanding	20,111	19,717
Basic net income per common share	$0.37	$0.24

Diluted:
Net income available to common shareholders	$7,492	$4,816
Average common shares outstanding	20,111	19,717
Adjustment for common share equivalents	513	498
Average common shares outstanding-diluted	20,624	20,215
Diluted net income per common share	$0.36	$0.24

Anti-dilutive shares	116,683	218,647

6. Stock-Based Compensation

The Company maintains the 1998 Stock Option Plan (“1998 Plan”), the 2006 Stock Plan (“2006 Plan”) and the 2011 Employee Stock Purchase Plan (“2011 ESPP”). In connection with the acquisition of Fidelity and its subsidiary Fidelity & Trust Bank (F&T Bank”), the Company assumed the Fidelity 2004 Long Term Incentive Plan and 2005 Long Term Incentive Plan (the “Fidelity Plans”). No additional options may be granted under the 1998 Plan or the Fidelity Plans.

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

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares at the date of grant. For awards that are performance based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance based awards are outstanding at March 31, 2012.

Approved by shareholders in May 2011, the 2011 ESPP reserved 500,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP covers all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year.  Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually not to exceed more than 10% of compensation per pay period. At March 31, 2012, the 2011 ESPP had 479,544 shares remaining for issuance.

In February 2012, the Company awarded 243,767 shares of restricted stock to senior officers, directors and employees.  The shares vest in five substantially equal installments beginning on the date of grant.

Below is a summary of changes in shares under option plans pursuant to our equity compensation plans for the three months ended March 31, 2012 and 2011. The information excludes restricted stock units and awards.

	Three Months Ended March 31,
	2012		2011
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning Balance	831,393	$11.19	995,005	$10.54
Issued	—	—	1,500	13.81
Exercised	(31,465)	13.72	(17,814)	5.24
Forfeited	—	—	—	—
Expired	(26,380)	15.36	(7,426)	12.90
Ending Balance	773,548	$10.94	971,265	$10.62

The following summarizes information about stock options outstanding at March 31, 2012. The information excludes restricted stock units and awards.

Outstanding:

			Weighted-Average
Range of	Stock Options	Weighted-Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life
$6.05 - $8.10	292,523	$6.52	5.93
$8.11 - $11.07	219,521	10.14	2.18
$11.08 - $15.43	148,321	11.91	2.71
$15.44 - $26.86	113,183	22.66	3.67
	773,548	$10.94	3.92

Exercisable:

Range of	Stock Options	Weighted-Average
Exercise Prices	Exercisable	Exercise Price
$6.05 - $8.10	157,651	$6.68
$8.11 - $11.07	216,271	10.14
$11.08 - $15.43	116,021	11.88
$15.44 - $26.86	110,504	22.79
	600,447	$11.90

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2011 and 2010. There were no stock options granted during the three months ended March 31, 2012.

	Year Ended December 31,
	2011	2010
Expected Volatility	33.61% - 36.64%	44.44%
Weighted-Average Volatility	35.60%	44.44%
Expected Dividends	0.0%	0.0%
Expected Term (In years)	6.0 - 7.5	8.5
Risk-Free Rate	1.82%	1.01%
Weighted-Average Fair Value (Grant date)	$5.07	$6.23

The expected lives are based on the “simplified” method allowed by ASC Topic 718 “Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $5.3 million at March 31, 2012. The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $68 thousand and $157 thousand, respectively. The total fair value of stock options vested was $122 thousand and $129 thousand for the three months ended March 31, 2012 and 2011, respectively.

Included in salaries and employee benefits the Company recognized $1.2 million and $186 thousand in stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $329 thousand at March 31, 2012. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.19 years.

The Company has unvested restricted stock award grants of 330,572 shares under the 2006 Plan at March 31, 2012.  Unrecognized stock based compensation expense related to restricted stock awards totaled $4.3 million at March 31, 2012. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.11 years.  The following table summarizes the unvested restricted stock awards at March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	202,555	$11.67	114,463	$9.20
Issued	243,767	16.83	96,162	13.91
Forfeited	(8,073)	10.35	—	—
Vested	(107,677)	13.20	(12,830)	9.35
Unvested at End	330,572	$15.01	197,795	$11.48

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2012
Investment securities available for sale:
U. S. Government agency securities	$—	$93,710	$—	$93,710
Residential mortgage backed securities	—	181,765	—	181,765
Municipal bonds	—	69,228	—	69,228
Other equity investments	92	—	226	318
Residential mortgage loans held for sale	—	87,496	—	87,496
Total assets measured at fair value on a recurring basis as of March 31, 2012	$92	$432,199	$226	$432,517

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2011
Investment securities available for sale:
U. S. Government agency securities	$—	$103,753	$—	$103,753
Residential mortgage backed securities	—	147,978	—	147,978
Municipal bonds	—	61,773	—	61,773
Other equity investments	81	—	226	307
Residential mortgage loans held for sale	—	176,826	—	176,826
Total assets measured at fair value on a recurring basis as of December 31, 2011	$81	$490,330	$226	$490,637

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

The Company’s residential loans held for sale are reported on an aggregate basis at the lower of cost or fair value.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Other Equity Investments
(dollars in thousands)	March 31, 2012	December 31, 2011
Balance, beginning of period	$226	$267
Total realized and unrealized gains and losses:
Included in other comprehensive income	—	—
Purchases	—	—
Principal redemption	—	(41)
Balance, end of period	$226	$226

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2012
Impaired loans:
Commercial	$—	$2,603	$962	$3,565
Investment - commercial real estate	—	3,837	3,176	7,013
Owner occupied - commercial real estate	—	—	277	277
Real estate mortgage - residential	—	573	158	731
Construction - commercial and residential	—	9,946	14,645	24,591
Home equity	—	208	322	530
Other consumer	—	—	8	8
Other real estate owned	—	1,580	1,434	3,014
Total assets measured at fair value on a nonrecurring basis as of March 31, 2012	$—	$18,747	$20,982	$39,729

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2011
Impaired loans:
Commercial	$—	$1,034	$4,684	$5,718
Investment - commercial real estate	—	384	7,278	7,662
Owner occupied - commercial real estate	—	—	282	282
Real estate mortgage - residential	—	—	1,041	1,041
Construction - commercial and residential	—	12,733	4,726	17,459
Home equity	—	214	410	624
Other consumer	—	—	8	8
Other real estate owned	—	1,135	2,090	3,225
Total assets measured at fair value on a nonrecurring basis as of December 31, 2011	$—	$15,500	$20,519	$36,019

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables,” the fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The estimated fair values of the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Assets
Cash and due from banks	$5,838	$5,838	$—	$5,838	$—
Federal funds sold	18,990	18,990	—	18,990	—
Interest bearing deposits with other banks	117,326	117,326	—	117,326	—
Investment securities	345,021	345,021	92	344,703	226

Federal Reserve and Federal Home Loan Bank stock	11,374	11,374	—	11,374	—
Loans held for sale	87,496	87,496	—	87,496	—
Loans	2,186,940	2,183,144	—	—	2,183,144
Other earning assets	13,839	13,839	—	13,839	—
Liabilities
Noninterest bearing deposits	698,636	698,636	—	698,636	—
Interest bearing deposits	1,669,599	1,673,301	—	1,673,301	—
Borrowings	160,880	163,563	—	163,563	—

December 31, 2011
Assets
Cash and due from banks	$5,374	$5,374	$—	$5,374	$—
Federal funds sold	21,785	21,785	—	21,785	—
Interest bearing deposits with other banks	205,252	205,252	—	205,252	—
Investment securities	313,811	313,811	81	313,504	226

Federal Reserve and Federal Home Loan Bank stock	10,242	10,242	—	10,242	—
Loans held for sale	176,826	176,826	—	176,826	—
Loans	2,056,256	2,056,047	—	—	2,056,047
Other earning assets	13,743	13,743	—	13,743	—
Liabilities
Noninterest bearing deposits	688,506	688,506	—	688,506	—
Interest bearing deposits	1,703,589	1,707,978	—	1,707,978	—
Borrowings	152,662	155,452	—	155,452	—

8.  Subsequent Event

On April 30, 2012, Eagle Bancorp, Inc. entered into a Sales Agency Agreement (the “Agreement”) with Sandler O’Neill + Partners, L.P. (“Sandler O’Neill), pursuant to which the Company may, from time to time, sell newly issued shares of its common stock, $0.01 par value per share (the “Common Stock”), having an aggregate sales price of up to $35,000,000, in a discretionary equity sales program conducted through Sandler O’Neill as the Company’s sales agent.

Sales of shares of Common Stock pursuant to the Agreement, if any, will be made by means of ordinary brokers’ transactions on the NASDAQ Capital Market at market prices prevailing at the time of the sale, at prices related to the prevailing market prices, or at negotiated prices. The Company also may sell shares of its common stock to Sandler O’Neill, as principal for its own account, at a price agreed upon at the time of sale. If the Company sells shares of Common Stock to Sandler O’Neill as principal or other than in accordance with the Agreement, the Company will enter into a separate terms agreement with Sandler O’Neill.

Through May 8, 2012, we have sold 6,780 shares with proceeds net of commissions of $116 thousand under the Agreement. As of the date of this report, no further decisions as to whether or when we may seek to make additional sales under the Agreement.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phases.  These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of sixteen branch offices, including seven in Montgomery County, Maryland, five in Washington, DC, two in Arlington County, Virginia and two in Fairfax County, Virginia. The Company has announced plans to open an office in Merrifield, Virginia, which is expected to open in late 2012.

The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans.  The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under firm commitments by the investors to purchase the loans subject to compliance with pre-established investor criteria.  The Company generally sells the insured portion of the SBA loans generating noninterest income from the gains on sale, as well as servicing income on the portion participated. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages Other Real Estate Owned (“OREO”) assets.  Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through a referral program with a third party. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects. This lending involves higher levels of risk, together with commensurate expected returns.

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

RESULTS OF OPERATIONS

Earnings Summary

For the three months ended March 30, 2012, the Company reported net income of $7.6 million, a 49% increase over the $5.1 million for the three months ended March 30, 2011. Net income available to common shareholders was $7.5 million ($0.37 per basic common share and $0.36 per diluted common share), as compared to $4.8 million ($0.24 per basic and diluted common share) for the same three month period in 2011, a 56% increase.

The increase in net income for the three months ended March 31, 2012 can be attributed primarily to an increase in net interest income of 32% over the same period in 2011.  Net interest income growth was due to strong balance sheet growth, as average assets increased by 35%.

For the three months ended March 31, 2012, the Company reported an annualized return on average assets (ROAA) of 1.08% as compared to 0.98% for the three months ended March 31, 2011. The annualized return on average common equity (ROAE) for the quarter ended March 31, 2012 was 13.80%, as compared to 10.49% for the quarter ended March 31, 2011. The higher ROAA and ROAE ratios for the first quarter of 2012 as compared to 2011 are due to higher levels of noninterest income and improved cost management and in the case of ROAE, additional balance sheet leverage arising from substantial growth in the loan portfolio.

The Company’s earnings are largely dependent on net interest income, which represented 83% of total revenue (i.e. net interest income plus noninterest income) for the three months ended March 31, 2012 compared to 88% for the same period in 2011, as the Company has been successful in diversifying its revenue through noninterest sources.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, decreased from 4.23% for the three months ended March 31, 2011 to 4.11% for the three months ended March 31, 2012.

The net interest margin in the first three months of 2012 was lower as compared to the same period of 2011 by 12 basis points. Although funding costs for both deposits and borrowings declined, it was more than offset by a decline in earning assets yields, due in part to the Company’s maintenance of higher levels of lower yielding liquid assets in the first quarter of 2012 as compared to the same period in 2011. Average loan yields declined slightly by 6 basis points (from 5.78% to 5.72%), and average investment yields declined by 77 basis points (from 2.77% to 2.00%), as compared to a decline of 40 basis points (from 1.29% to 0.89%) in the cost of interest bearing liabilities.  A lower mix of average loans as a percentage of total earning assets (from 83% to 75%) during the three months ended March 31, 2012, as compared to the same period in 2011, contributed to the decline in average earning asset yields. For the three months ended March 31, 2012 and 2011, average interest bearing liabilities were 67% and 73%, respectively, of average earning assets, as more earning assets were funded by noninterest bearing sources in the most recent three month period as compared to the same three month period in 2011. The net interest spread was 3.81% for the three months ended March 31, 2012, as compared to 3.88% for the same period in 2011, a decrease of 7 basis points. The benefit of noninterest sources funding earning assets declined by 5 basis points from 35 basis points for the three months ended March 31, 2011 to 30 basis points for the same period in 2012.  The combination of a 7 basis point decline in the net interest spread and a 5 basis point decline in the value of noninterest sources resulted in the 12 basis point decrease in the net interest margin.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have declined. This factor has been significant to overall earnings performance over the past twelve months as net interest income (at 83%) represents the most significant component of the Company’s revenues.

In order to fund significant growth in the average balance of loans of 22% over the three months ended March 31, 2012 as compared to 2011, the Company has relied primarily upon core deposit growth, together with use of increased levels of brokered and wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts and noninterest deposits primarily as a result of effectively building new and enhanced client relationships.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased from 83% of average earning assets in the first three months of 2011 to 75% of average earning assets for the same period of 2012. This higher growth of average funding sources as compared to loans has added average liquidity to the balance sheet.  The decrease in average loans as a percentage of average earning assets is due to the significant growth in average deposits for the three month period ended March 31, 2012 as compared to the same period in 2011. For the first three months of 2012, as compared to the same period in 2011, average loans, excluding loans held for sale, increased $373 million, a 22% increase, while average deposits increased by $629 million, a 36% increase.  The increase in average loans in the first quarter of 2012 as compared to the first quarter of 2011 is primarily attributable to growth in loans for both income producing - commercial real estate and construction loans. Increases in average deposits in the first quarter of 2012, as compared to the first quarter of 2011, is attributable to growth in noninterest bearing demand deposits, and money market accounts.  Average investment securities for each of the three month periods ended March 31, 2012 and 2011 amounted to 12% of average earning assets. The combination of federal funds sold and interest bearing deposits with other banks, averaged 9% of average earning assets in the first three months of 2012 as compared to 5% for the same period in 2011, as average asset liquidity was enhanced.

The provision for credit losses was $4.0 million for the three months ended March 31, 2012 as compared to $2.1 million for the three months ended March 31, 2011.  At March 31, 2012 the allowance for credit losses represented 1.46% of loans outstanding, as compared to 1.43% and 1.44% at March 31, 2011 and December 31,

2011, respectively. The higher provisioning in the first quarter of 2012, as compared to both the first quarter of 2011 and the fourth quarter of 2011, is due to higher amounts of loan growth in the first quarter of 2012. Net charge-offs of $1.7 million in the first quarter of 2012 represented 0.34% of average loans, excluding loans held for sale, as compared to $1.3 million or 0.30% of average loans, excluding loans held for sale, in the first quarter of 2011. Net charge-offs in the first quarter of 2012 were primarily attributable to charge-offs of commercial and industrial loans ($766 thousand), consumer loans ($547 thousand), commercial real estate loans ($289 thousand), and construction loans ($146 thousand).

At March 31, 2012, the allowance for credit losses represented 1.46% of loans outstanding, as compared to 1.43% at March 31, 2011, and 1.44% at December 31, 2011. The allowance for credit losses was 87% of nonperforming loans at March 31, 2012, as compared to 77% at March 31, 2011, and 90% at December 31, 2011.  The level of nonperforming loans at March 31, 2012 as compared to December 31, 2011 was impacted significantly by the addition of one commercial construction real estate loan in the amount of $8.4 million placed on nonaccrual in the first quarter of 2012.

Total noninterest income for the three months ended March 31, 2012 increased to $6.0 million from $2.9 million for the three months ended March 31, 2011, a 105% increase. This increase was due primarily to an increase of $2.3 million in gains on sales of residential mortgage loans in the first quarter of 2012 as compared to the first quarter of 2011. Also contributing to the increase was $230 thousand in service charges on deposit accounts, $262 thousand in other income, primarily associated with loan fee income and $153 thousand of investment gains. Excluding investment securities gains, total noninterest income was $5.9 million for the first quarter of 2012 as compared to $2.9 million for the first quarter of 2011, an increase of 100%.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 53.83% for the first quarter of 2012, as compared to 58.57% for the first quarter of 2011. Total noninterest expenses were $18.6 million for the three months ended March 31, 2012, as compared to $14.3 million for the three months ended March 31, 2011, a 30% increase. Cost increases for salaries and benefits were $3.1 million primarily due to merit and benefit cost increases, increases in incentive pay, and staffing increases primarily as a result of expansion of the residential lending division, and additional lending and branch personnel. At March 31, 2012, the Company had sixteen branch offices, as compared to thirteen at March 31, 2011.  Premises and equipment expenses were $519 thousand higher due primarily to the cost of three new branch offices and normal increases in lease costs. Data processing costs increased by $567 thousand due to system enhancements initiated in April 2011, new offices and growth in the number of new accounts and relationships. FDIC insurance premiums were $254 thousand less due to lower FDIC premiums rates which took effect on April 1, 2011. Other expenses increased by $287 thousand for the quarter ended March 31, 2012 compared to the same period in 2011.

The ratio of common equity to total assets decreased from 8.58% at March 31, 2011 to 7.79% at March 31, 2012 due to an increase in balance sheet leverage.  As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first three months of 2012, net interest income increased 32% over the same period for 2011. Average loans increased $373 million and average deposits increased by $629 million.  The net interest margin was 4.11% for the three months of 2012, as compared to 4.23% for the three months of 2011.  The Company has been able to maintain its loan yields in 2012 close to 2011 levels due to loan pricing practices, and has been able to reduce its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable to peer banking companies.

The table below presents the average balances and rates of the various categories of the Company’s assets and liabilities for the three months ended March 31, 2012 and 2011.  Included in the tables is a measurement of interest rate spread and margin.  Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$218,990	$137	0.25%	$10,395	$19	0.74%
Loans held for sale (1)	120,098	1,071	3.57%	19,532	206	4.28%
Loans (1) (2)	2,086,511	29,653	5.72%	1,713,854	24,409	5.78%
Investment securities available for sale (2)	340,025	1,694	2.00%	237,579	1,620	2.77%
Federal funds sold	19,123	14	0.29%	82,197	42	0.21%
Total interest earning assets	2,784,747	32,569	4.70%	2,063,557	26,296	5.17%

Total noninterest earning assets	75,935			83,998
Less: allowance for credit losses	29,989			24,878
Total noninterest earning assets	45,946			59,120
TOTAL ASSETS	$2,830,693			$2,122,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$76,845	$71	0.37%	$61,479	$63	0.42%
Savings and money market	1,089,626	1,672	0.62%	754,699	1,909	1.03%
Time deposits	538,542	1,726	1.29%	550,004	2,139	1.58%
Total interest bearing deposits	1,705,013	3,469	0.82%	1,366,182	4,111	1.22%
Customer repurchase agreements	103,927	96	0.37%	91,156	150	0.67%
Other short-term borrowings	—	—	—	—	—	—
Long-term borrowings	49,300	534	4.29%	49,300	529	4.29%
Total interest bearing liabilities	1,858,240	4,099	0.89%	1,506,638	4,790	1.29%

Noninterest bearing liabilities:
Noninterest bearing demand	688,400			398,191
Other liabilities	9,130			9,015
Total noninterest bearing liabilities	697,530			407,206

Shareholders’ equity	274,923			208,833
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,830,693			$2,122,677

Net interest income		$28,470			$21,506
Net interest spread			3.81%			3.88%
Net interest margin			4.11%			4.23%

(1) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.2 million and $760 thousand for the three months ended March 31, 2012 and 2011, respectively.

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

During the three months ended March 31, 2012, the allowance for credit losses increased $2.2 million, reflecting $4.0 million in provision for credit losses and $1.8 million in net charge-offs during the period. The provision for credit losses was $4.0 million for the three months ended March 31, 2012 as compared to $2.1 million for the three months ended March 31, 2011.  At March 31, 2012, the allowance for credit losses represented 1.46% of loans outstanding, compared to 1.43% at March 31, 2011 and 1.44% at December 31, 2011. The higher provisioning in the first quarter of 2012, as compared to the first quarter of 2011, is attributable to substantially higher loan growth, but also to higher amounts of charge-offs and to an increase in the allowance associated with environmental factors. Net charge-offs of $1.8 million represented 0.34% of average loans, excluding loans held for sale, in the first quarter of 2012, as compared to $1.3 million or 0.30% of average loans, excluding loans held for sale, in the first quarter of 2011.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended
	March 31,
(dollars in thousands)	2012	2011
Balance at beginning of year	$29,653	$24,754
Charge-offs:
Commercial (1)	773	686
Investment - commercial real estate	291	32
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	300	—
Construction - commercial and residential	240	741
Construction - C&I (owner occupied)	—	—
Home equity	244	—
Other consumer	5	—
Total charge-offs	1,853	1,459

Recoveries:
Commercial (1)	7	4
Investment - commercial real estate	2	—
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	94	166
Construction - C&I (owner occupied)	—	—
Home equity	1	1
Other consumer	1	—
Total recoveries	105	171
Net charge-offs	1,748	1,288

Additions charged to operations	3,970	2,116

Balance at end of period	$31,875	$25,582

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.34%	0.30%

(1) Includes SBA loans.

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2012		December 31, 2011		March 31, 2011
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$8,537	23%	$9,609	23%	$8,553	25%
Investment - commercial real estate	8,145	38%	7,304	37%	6,657	37%
Owner occupied - commercial real estate	2,146	13%	1,898	12%	2,189	13%
Real estate mortgage - residential	—	2%	399	2%	161	1%
Construction - commercial and residential	10,941	19%	7,862	19%	6,143	18%
Construction - C&I (owner occupied)	719	1%	684	2%	335	1%
Home equity	1,329	4%	1,528	5%	1,452	5%
Other consumer	58	—	369	—	92	—
Unallocated	—	—	—	—	—	—
Total loans	$31,875	100%	$29,653	100%	$25,582	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings and other real estate owned, totaled $39.7 million at March 31, 2012, representing 1.41% of total assets, as compared to $36.0 million of nonperforming assets, or 1.27% of total assets, at December 31, 2011 and $36.7 million of nonperforming assets, or 1.68% of total assets, at March 31, 2011. The Company had no accruing loans 90 days or more past due at March 31, 2012, December 31, 2011 or March 31, 2011. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.46% of total loans at March 31, 2012 is adequate to absorb potential credit losses within the loan portfolio at that date.

Included in nonperforming assets at March 31, 2012 were $3.0 million of OREO, consisting of ten foreclosed properties. The Company had eleven foreclosed properties with a net carrying value of $3.2 million at December 31, 2011 and ten foreclosed properties with a net carrying value of $3.5 million at March 31, 2011.  OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company’s policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first three months of 2012, two foreclosed properties with a net carrying value of $365 thousand were sold for a net loss of $61 thousand.

Included in nonperforming assets are loans that the Company considers impaired. Impaired loans are defined as those which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a troubled debt restructuring (“TDR”) which have not shown a period of performance as required under applicable accounting standards. Valuation allowances for those loans determined to be impaired are evaluated in accordance with ASC Topic 310—“Receivables,” and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan is determined by current appraised value less estimated costs to sell the underlying collateral, which may be adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi-unit real estate project may indicate the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans are updated on a not less than annual basis.

Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower’s request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had four performing TDRs at March 31, 2012 totaling approximately $11.4 million. During the first three months of 2012, two TDRs totaling approximately $1.2 million defaulted on their restructured loans.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  The two nonperforming TDRs were reclassified to nonperforming loans as of March 31, 2012. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2012 and March 31, 2011.

Total nonperforming loans amounted to $36.7 million at March 31, 2012 (1.68% of total loans), compared to $32.8 million at December 31, 2011 (1.59% of total loans) and $33.2 million at March 31, 2011 (1.85% of total loans).  The decrease in the ratio of nonperforming loans to total loans at March 31, 2012 as compared to March 31, 2011, is due to an increase in the total loan portfolio.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,		December 31,
(dollars in thousands)	2012	2011	2011
Nonaccrual Loans:
Commercial	$3,565	$5,732	$5,718
Investment - commercial real estate	7,013	5,149	7,662
Owner occupied - commercial real estate	277	295	282
Real estate mortgage - residential	731	1,310	1,041
Construction - commercial and residential	24,591	20,395	17,459
Construction - C&I (owner occupied)	—	—	—
Home equity	530	296	624
Other consumer	8	—	8
Accrual loans-past due 90 days:
Commercial	—	—	—
Investment - commercial real estate	—	—	—
Other consumer	—	—	—
Total nonperforming loans (1)	36,715	33,177	32,794
Other real estate owned	3,014	3,529	3,225
Total nonperforming assets	$39,728	$36,706	$36,019

Coverage ratio, allowance for credit losses to total nonperforming loans	86.82%	77.11%	90.42%
Ratio of nonperforming loans to total loans	1.68%	1.85%	1.59%
Ratio of nonperforming assets to total assets	1.41%	1.68%	1.27%

(1) Excludes performing TDRs totaling $11.4 million at March 31, 2012, $13.9 million at December 31, 2011 and $3.1 million at March 31, 2011.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At March 31, 2012, there were $12.9 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $12.9 million in potential problem loans at March 31, 2012, compared to $23.5 million at December 31, 2011, and $24.3 million at March 31, 2011.   The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company’s loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the three months ended March 31, 2012 increased to $6.0 million from $2.9 million for the three months ended March 31, 2011, a 105% increase. This increase was due primarily to an increase of $2.3 million in gains on sales of residential mortgage loans in the first quarter of 2012 as compared to the first quarter of 2011. Also contributing to the increase was $230 thousand in service charges on deposit accounts, $262 thousand in other income, primarily associated with loan fee income and $153 thousand of investment gains. Excluding investment securities gains, total noninterest income was $5.9 million for the first quarter of 2012 as compared to $2.9 million for the first quarter of 2011, an increase of 100%.

For the three months ended March 30, 2012, service charges on deposit accounts increased to $979 thousand from $749 thousand in the same period in 2011, an increase of 31%. The increase for the three month period was due to the impact of lower market rates on earnings credits and increased deposit activity giving rise to higher charges.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $3.9 million for the three months ended March 31, 2012 compared to $1.6 million in the same period in 2011, due to the continued expansion of the residential mortgage origination and sales division and to the higher refinancing volume due to lower market interest rates. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases.  There were no repurchases due to fraud by the borrower during the quarter ended March 31, 2012.  The reserve amounted to $133 thousand at March 31, 2012 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $258 thousand for the three months ended March 31, 2012 compared to $116 thousand for the same three month period in 2011. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Other income totaled $644 thousand for the three months ended March 31, 2012 as compared to $382 thousand for the same period in 2011, an increase of 69%. ATM fees increased from $158 thousand for the three months ended March 31, 2011 to $216 thousand for the same period in 2012, a 37% increase. SBA servicing fees increased from $47 thousand for the three months ended March 31, 2011 to $68 thousand for the same period in 2012, a 45% increase. Noninterest loan fees increased from $133 thousand for the three months ended March 31, 2011 to $256 thousand for the same period in 2012, a 92% increase. Other noninterest fee income was $105 thousand for the three months ended March 31, 2012 compared to $57 thousand for the same period in 2011, an 84% increase.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expenses were $18.6 million for the three months ended March 31, 2012, as compared to $14.3 million for the three months ended March 31, 2011, a 30% increase.

Salaries and employee benefits were $10.4 million for the three months ended March 31, 2012, as compared to $7.3 million for 2011, a 43% increase. These increases were primarily due to merit increases, higher incentive compensation and benefits, and staffing increases primarily as a result of expansion of the residential lending division, and additional lending and branch personnel. At March 31, 2012, the Company’s staff numbered 358, as compared to 338 at December 31, 2011 and 309 at March 31, 2011.

Premises and equipment expenses amounted to $2.5 million for the three months ended March 31, 2012 as compared to $2.0 million for the same period in 2011, a 26% increase.  Premises and equipment expenses were higher due primarily to the cost of three new branch offices and normal increases in lease costs. Additionally, for the three months ended March 31, 2012 and 2011, the Company recognized $24 thousand and $71 thousand of sublease revenue, respectively. The sublease revenue is a direct offset of premises and equipment expenses.

Marketing and advertising expenses increased from $234 thousand for the three months ended March 31, 2011 to $286 thousand for the same period in 2012, a 22% increase.  The primary reason for the increase in the expense was due to higher expenses related to print and digital advertising.

Data processing expenses increased from $689 thousand for the three months ended March 31, 2011 to $1.3 million in the same period in 2012, an 82% increase. The increase in expense was due to system enhancements initiated in April 2011, new offices and growth in the number of accounts and relationships.

Legal, accounting and professional fees were $1.1 million for both the three months ended March 31, 2011, and 2012.

FDIC insurance premiums were $489 thousand for the three months ended March 31, 2012, as compared to $743 thousand in 2011, a 34% decrease. FDIC insurance premiums were less in 2012 as compared to 2011 due to lower FDIC premiums which took effect on April 1, 2011.

For the three months ended March 31, 2012, other expenses amounted to $2.5 million as compared to $2.2 million for the same period in 2011, an increase of 13%. The major components of cost in this category include insurance expenses, broker fees, telephone, director fees, OREO expenses and other losses.  The increase for the three month period ended March 31, 2012 compared to the same period in 2011, was primarily due to $373 thousand of other losses and $223 thousand of deposit fees offset by a decrease of $364 thousand of related expenses for the operations, disposition and valuation adjustments of OREO properties.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 36.1% for the three months ended March 31, 2012 as compared to 35.9% for the same period in 2011.  The higher effective tax rate for both the three month periods relates to lower relative levels of  tax preferred  investments and loans, including associated tax credits, as compared to higher levels of income.

FINANCIAL CONDITION

Summary

At March 31, 2012, total assets were $2.82 billion, compared to $2.19 billion at March 31, 2011, a 29% increase. As compared to December 31, 2011, total assets at March 31, 2012 declined slightly, by $16 million. Total loans were $2.19 billion at March 31, 2012 compared to $1.79 billion at March 31, 2011, a 22% increase. As compared to December 31, 2011 total loans at March 31, 2012 increased by $130.7 million, a 6% increase. Total deposits were $2.37 billion at March 31, 2012 compared to deposits of $1.83 billion at March 31, 2011, a 30% increase. As compared to December 31, 2011, total deposits at March 31, 2012 declined by $24 million, due substantially to the expected withdrawals from three large accounts amounting to approximately $60 million. Loans held for sale amounted to $87.5 million at March 31, 2012 as compared to $176.8 million at December 31, 2011 and $12.5 million at March 31, 2011. Quarterly changes in the balance of loans held for sale reflect mismatches between the period in which loans are originated and sold. The investment portfolio totaled $345.0 million at March 31, 2012, a 51% increase from the $228.5 million balance at March 31, 2011, as excess liquidity was deployed in part into the investment portfolio. As compared to December 31, 2011, the investment portfolio at March 31, 2012 increased by $31.2 million, a 10% increase. Total borrowed funds (excluding customer repurchase agreements) were stable at $49.3 million at March 31, 2012, December 31, 2011 and March 31, 2011. Total shareholders’ equity increased to $276.0 million at March 31, 2012, compared to $266.7 million and $210.1 million at December 31, 2011 and March 31, 2011, respectively. The increase in shareholders’ equity in the first quarter of 2012 was largely due to net income in the period, while the increase over the past twelve months reflects both net income and the issuance of additional preferred stock.

Loans, net of amortized deferred fees and costs, at March 31, 2012, December 31, 2011 and March 31, 2011 by major category are summarized below.

	March 31, 2012		December 31, 2011		March 31, 2011
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$492,824	23%	$478,886	23%	$443,251	25%
Investment - commercial real estate	829,984	38%	756,645	37%	671,859	37%
Owner occupied - commercial real estate	275,723	13%	250,174	12%	226,321	13%
Real estate mortgage - residential	43,057	2%	39,552	2%	19,661	1%
Construction - commercial and residential	417,346	19%	395,267	19%	317,353	18%
Construction - C&I (owner occupied)	27,412	1%	34,402	2%	17,308	1%
Home equity	95,437	4%	97,103	5%	88,551	5%
Other consumer	5,157	—	4,227	—	5,780	—
Total loans	2,186,940	100%	2,056,256	100%	1,790,084	100%
Less: Allowance for Credit Losses	(31,875)		(29,653)		(25,582)
Net loans	$2,155,065		$2,026,603		$1,764,502

(1) Includes loans for land acquisition and development.

In its lending activities, the Company seeks to develop substantial relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

Loan growth over the past three months has been favorable, with loans outstanding reaching $2.19 billion at March 31, 2012, an increase of $131 million or 6% as compared to $2.06 billion at December 31, 2011, and increased $397 million or 22% as compared to $1.79 billion at March 31, 2011. The loan growth was predominantly in the commercial, investment - commercial real estate and construction — commercial and residential segments.  Traditional sources of credit for commercial real estate transactions remain constrained and the Bank has been able to capitalize on this environment and acquire significant new customers because of the Bank’s ability and willingness to lend.  Commercial real estate leasing in the Bank’s market area has held up far better than in other markets and values have generally seen only minor diminution.  Meanwhile, multi-family properties in a number of sub-markets within the Bank’s market area are experiencing normalized vacancy rates, indicating a balance of supply and demand.  Construction loans increased year over year as demand for new construction loans have begun to return and the Bank is selectively evaluating projects. Commercial loan growth has picked up as several sizeable relationships were captured from other banks in the market. Consumer loan balances, a relatively minor focus of the Company’s lending efforts, were essentially unchanged.

The Bank has a large proportion of its loan portfolio related to real estate with 73% of total loans consisting of owner occupied and investment commercial real estate, real estate mortgage, residential and commercial and residential construction loans. Real estate also serves as collateral for loans made for other purposes, resulting in 77% of loans being secured by real estate.

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

For the three months ended March 31, 2012, noninterest bearing deposits increased $10.1 million as compared to December 31, 2011, while interest bearing deposits decreased by $34 million during the same period. Average total deposits for the three months of 2012 were $2.39 billion, as compared to $1.76 billion for the same period in 2011, a 36% increase. Average brokered deposits were $334.5 million for the three months of 2012 as compared to $183.7 million for the three months of 2011.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance.  These reciprocal CDARS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits, At March 31, 2012, total deposits included $330.1 million of brokered deposits, which represented 14%. The CDARS reciprocal component represented $133.5 million or 6% of total deposits. These sources are believed to represent a reliable and cost efficient alternative funding source for the Company. At December 31, 2011, total time deposits included $311.2 million of brokered deposits, which represented 13% of total deposits. The CDARS component represented $100.0 million, or 4% of total deposits.

At March 31, 2012, the Company had $698.6 million in noninterest bearing demand deposits, representing 30% of total deposits. This compared to $688.5 million of these deposits at December 31, 2011 or 29% of total deposits.  These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses.  To date, the Bank has elected to not pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the longer-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank is currently evaluating options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated, as the payment of interest on accounts will not permit those business checking accounts above $250,000 to receive deposit insurance, a factor deemed important.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $111.6 million at March 31, 2012 compared to $103.4 million at December 31, 2011. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Bank had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at March 31, 2012 and December 31, 2011. The Bank had $40.0 million of borrowings outstanding under its credit facility from the FHLB at March 31, 2012 and December 31, 2011. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank,

pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at March 31, 2012 or December 31, 2011. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company has issued an aggregate of $9.3 million of subordinated notes, due 2016. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank.  The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $30 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at March 31 2012. Additionally, the Bank can purchase up to $82.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at March 31, 2012 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $420.3 million, against which there was $72.6 million outstanding at March 31, 2012. The Bank has a commitment at March 31, 2012 from the Promontory Interfinancial Network to place up to $100 million of brokered deposits from its Insured Network Deposit (“IND”) program with the Bank, as compared to an actual balance of $29.1 million at March 31 2012. At March 31 2012, the Bank was also eligible to make advances from the FHLB up to $280.6 million based on collateral at the FHLB, of which $40.0 million was outstanding at March 31 2012. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $256.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated, except for periodic testing, that this facility would be utilized for contingency funding only.

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

At March 31 2012, under the Bank’s liquidity formula, it had $1.23 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at March 31, 2012 are as follows:

(dollars in thousands)
Unfunded loan commitments	$610,786
Unfunded lines of credit	68,038
Letters of credit	43,721
Total	$722,545

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

Unfunded lines of credit are agreements to lend to a customer as long as there is no violation of the terms or conditions established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.

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

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives. During the three months ended March 31, 2012, the Company was able to both increase its net interest income and manage its overall interest rate risk position.

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining  its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should rates remain at current levels and has been managing the investment portfolio to mitigate extension risk in that same portfolio should rates increase. In the first quarter of

2012, the investment portfolio balance was increased due to deployment of excess liquidity. Cash flows from maturing mortgaged backed securities, sales of US Agency securities, and deployment of excess liquidity was reinvested into a combination of  pass-thru and structured mortgaged backed securities and high quality Municipal securities. The duration of the investment portfolio increased to 3.7 years at March 31, 2012 from 3.4 years at December 31, 2011, due substantially to a higher mix of Municipal securities. In the loan portfolio, the re-pricing duration of the portfolio was 25 months at March 31, 2012, as compared to 24 months at December 31, 2011, with fixed rate loans amounting to 42% of total loans at March 31, 2012 (40% at December 31, 2011 and 38% at March 31, 2011) and variable and adjustable rate loans at 58% of total loans at March 31, 2012 (60% at December 31, 2011 and 62% at March 31, 2011). Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, since December 31, 2011, the duration of the portfolio has increased slightly to 37 months at March 31, 2012, as compared to 36 months at December 31, 2011 and 32 months at March 31, 2011. The change since December 31, 2011 was due substantially to a higher mix of noninterest bearing and money market accounts, as compared to shorter duration time deposits. The growth of core deposits, which enhance franchise value and provide a stable funding source, has been a major objective which has been met by the Company, adding liquidity and enhanced asset sensitivity to the balance sheet at March 31, 2012 as compared to March 31, 2011.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans has been increasing. A disciplined approach to loan pricing, together with loans floors existing in 48% of total loans has resulted in less pressure on loan yields over the past twelve months, as average loan yields have declined by just 6 basis points in the first quarter of 2012 as compared to the first quarter in 2011.  Subject to floor interest rates, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before tax on the investment portfolio increased to $8.2 million at March 31, 2012 from $8.1 million at December 31, 2011, with $153 thousand of realized gains recorded for the quarter ended March 31, 2012. Gains were realized during the first quarter of 2012 to take advantage of favorable pricing on U.S. Agency issues with maturities between four to sixteen months.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and its income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (calls), loan prepayments, interest rates, the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100, and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods.

For the analysis presented below, at March 31, 2012, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at March 31, 2012 shows a moderate effect on net interest income (over the next 12 months) as well as to the economic value of equity when interest rates are shocked both down 100, and 200 basis points and up 100, 200, 300, and 400 basis points due substantially to the significant level of variable rate and repriceable assets and liabilities. The repricing duration of the investment portfolio at March 31, 2012 is 3.7 years, the loan portfolio 2.1 years, the interest bearing deposit portfolio 2.7 years and the borrowed funds portfolio 1.1 years.

The following table reflects the result of simulation analysis on the March 31, 2012 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+5.9%	+14.6%	-5.9%
+300	+3.2%	+7.9%	-4.3%
+200	+0.4%	+1.0%	-3.9%
+100	-0.8%	-2.1%	-2.3%
0	—	—	—
-100	-1.1%	-2.6%	-6.3%
-200	-2.2%	-5.4%	-10.2%

The results of simulation are within the policy limits adopted by the Company.  For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, and 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, and 20% for a 300 basis point change and 25% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at March 31, 2012 are not considered to be material. The negative impact of -0.8% in net interest income and -2.1% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in  a substantial portion of the loan portfolio.

In the first quarter of 2012, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the lower level of asset liquidity at March 31, 2012, the risk position at the end of the first quarter was similar to the interest rate risk position at December 31, 2011. As compared to December 31, 2011, the sum of federal funds sold, interest bearing deposits and other short-term investments and loans held for sale declined by $180 million at March 31, 2012.

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

For the first quarter of 2012, average market interest rates declined sharply as compared to the first quarter of 2011 and the yield curve flattened. The average two year U.S. Treasury rate declined by 40 basis points and the average ten year U.S. Treasury rate declined by 142 basis points. In that environment, the Company’s net interest spread declined modestly by 7 basis points for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The Company believes that the change in the net interest spread for the three months ended March 31, 2012 as compared to the first quarter of 2011 has been consistent with its quarterly risk analysis at December 31, 2011.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 83% of the Company’s revenue for the first quarter of 2012, as compared to 88% of the Company’s revenue for the first quarter of 2011.

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

At March 31, 2012, the Company had a positive GAP position of approximately $338 million or 12.0% of total assets out to three months and a positive cumulative GAP position of $245 million or 10.4% of total assets out to 12 months; as compared to a positive GAP position of approximately $434 million or 15.3% of total assets out to three months and a positive cumulative GAP position of approximately $407 million or 14.38% out to 12 months at December 31, 2011. The change in the positive GAP position at March 31, 2012, as compared to December 2011, was due substantially to the lower amount of asset liquidity on the balance sheet. The change in the GAP position at March 31, 2012 as compared to December 31, 2011 is not judged material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optimality within the balance sheet.  The current position is within guideline limits established by the ALCO.

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

If interest rates increase by 100 basis points, the Company’s net interest income and net interest margin are expected to decrease modestly due to the impact of loan floors providing no additional interest income and the assumption of an increase in money market interest rates by 70% of the change in market interest rates.

If interest rates decline by 100 basis points, the Company’s net interest income and margin are expected to decline modestly  as the impact of lower market rates on a large amount of liquid assets more than offsets the ability to lower interest rates on interest bearing liabilities.

Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the effects of a declining interest rate environment may not be in accordance with management’s expectations.

GAP Analysis

March 31, 2012

(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non-sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$20,496	$32,751	$95,315	$101,073	$106,760	$356,395
Loans (1)(2)	1,222,823	167,591	452,801	295,166	136,055	2,274,436
Fed funds and other short-term investments	136,316	—	—	—	—	136,316
Other earning assets	13,839	—	—	—	—	13,839
Total	$1,393,474	$200,342	$548,116	$396,239	$242,815	$2,780,986	$34,563	$2,815,549

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$18,666	$55,998	$149,326	$149,326	$325,320	$698,636
Interest bearing transaction	53,026	—	11,362	11,363	—	75,751
Savings and money market	759,235	—	162,694	162,693	—	1,084,622
Time deposits	112,758	189,478	193,864	13,126	—	509,226
Customer repurchase agreements and fed funds purchased	111,580	—	—	—	—	111,580
Other borrowings	—	—	20,000	19,300	10,000	49,300
Total	$1,055,265	$245,476	$537,246	$355,808	$335,320	$2,529,115	$10,426	$2,539,541
GAP	$338,209	$(45,134)	$10,870	$40,431	$(92,505)	$251,871
Cumulative GAP	$338,209	$293,075	$303,945	$344,376	$251,871

Cumulative gap as percent of total assets	12.01%	10.41%	10.80%	12.23%	8.95%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years.  Commercial real estate loans and construction, land and land development loans represent 419% and 154%, respectively of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.  Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV. The credit facility is secured by a first lien on a portion of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.25%. Interest is payable on a monthly basis. The term of the credit facility expires on August 31, 2012. There were no amounts outstanding under this credit at March 31, 2012 and December 31, 2011.

On July 14, 2011, the Company entered into and consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Secretary of the Treasury of the United States (the “Secretary”) under the Small Business Lending Fund program. Pursuant to the Purchase Agreement, the Company issued 56,600 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), having a liquidation amount per share equal to $1,000, for a total purchase price of $56,600,000.

The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. The dividend rate for the first two dividend periods was one percent (1%). For the third through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change if any, in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than ten percent (10%), then the dividend rate payable on the Series B Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%).

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

The actual capital amounts and ratios for the Company and Bank as of March 31, 2012, December 31, 2011 and March 31, 2011 are presented in the table below.

					For Capital	To Be Well
	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *

As of March 31, 2012
Total capital (to risk weighted assets)	$302,785	11.59%	$283,814	10.92%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	263,337	10.08%	251,888	9.69%	4.0%	6.0%
Tier 1 capital (to average assets)	263,337	9.33%	251,888	8.96%	3.0%	5.0%

As of December 31, 2011
Total capital (to risk weighted assets)	$292,137	11.84%	$273,383	11.13%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	254,850	10.33%	243,553	9.92%	4.0%	6.0%
Tier 1 capital (to average assets)	254,850	8.21%	243,553	7.88%	3.0%	5.0%

As of March 31, 2011
Total capital (to risk weighted assets)	$233,813	11.75%	$212,146	10.74%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	199,629	10.03%	187,489	9.49%	4.0%	6.0%
Tier 1 capital (to average assets)	199,626	9.44%	187,489	8.94%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.  At March 31, 2012 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

Item 1A - Risk Factors

In connection with the Company’s announced offering of up $35 million of common stock, the Company prepared a description of certain risk factors relating to the Company, its business and industry. These risk factors are generally an update and revision of the risk factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Trading in the common stock has been moderate.  As a result, shareholders may not be able to quickly and easily sell their common stock, particularly in large quantities.

Although our common stock is listed for trading on Nasdaq and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been limited, averaging approximately 43,618 shares per day over the three months ended March 31, 2012, and there can be no assurance that a more active and liquid market for the common stock will develop or can be maintained.  As a result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

Our ability to pay dividends on the common stock, or repurchase shares of common stock, may be limited.

Under the terms of the our Senior Non-Cumulative Perpetual Preferred Stock, Series B, the “Series B Preferred Stock” issued to the Secretary of the Treasury, or the “Treasury,” under the Small Business Lending Fund Program, or “SBLF,” our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of common stock is subject to restrictions. No repurchases of common stock may be effected, and no dividends may be declared or paid on the common stock, during the quarter in which there is a failure to declare and pay dividends on the Series B Preferred Stock and the following three quarters.  As of the date hereof, the Company has declared and paid all dividends on the Series B Preferred Stock in a timely manner.

Under the terms of the Series B Preferred Stock, the Company may only declare and pay a dividend on the common stock, or repurchase shares of the common stock, if, after payment of such dividend, the dollar amount of the Company’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Articles Supplementary relating to the Series B Preferred Stock, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Stock.  This amount is referred to as the “Tier 1 Dividend Threshold.” The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in qualified small business lending by the Bank over the baseline level.

We may issue additional equity securities, or engage in other transactions which could dilute our book value or affect the priority of the common stock, which may adversely affect the market price of our common stock.

Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities.  Generally, we are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be affected. Such offerings could be dilutive to common stockholders.  New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then-current common shareholders.  Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation of the Company, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Directors and officers of the Company currently own approximately 16.8% of the outstanding common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of the Company. The results of the vote may be contrary to the desires or interests of the public shareholders.

Directors and executive officers of the Company and their affiliates currently own approximately 16.8% of the outstanding shares of common stock, excluding shares which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the articles of incorporation.  Although the percentage of shares owned by our directors and officers is expected to decline after the 2012 Annual Meeting as a result of a director not standing for re-election, to approximately 12.0% of the outstanding shares assuming no change in the number of shares outstanding, approval of these matters may remain more difficult.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. There have been dramatic declines in the housing market over the past several years, with falling home prices and high levels of foreclosures and unemployment. While conditions appear to have begun to improve, generally and in the Company’s market area, continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. For example, further deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses. The Company may also face the following risks in connection with these events:

•                  Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of our loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;

•                  Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;

•                  A reduction in the size, spending or employment levels of the federal, state and/or local governments in the Washington, DC metropolitan area could have a negative effect on the economy of the region, on our customers, and on real estate prices.

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

Historically, we have experienced a relatively low level of nonperforming assets and net charge-offs, both in absolute dollars, as a percentage of loans and compared to many of our peer institutions. As a result of this historical experience, we have incurred a relatively lower loan loss provision expense, which has positively impacted our earnings. However, experience in the banking industry indicates that a portion of our loans will become delinquent, that some of our loans may only be partially repaid or may never be repaid and we may experience other losses for reasons beyond our control. Despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans, (2) the concentration of commercial real estate, construction and commercial and industrial loans, (3) the relative lack of seasoning of certain of our loans. As a result, we may not be able to maintain our relatively low levels of nonperforming assets and charge-offs. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that have not been identified as nonperforming or potential problem loans, but that will result in losses. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary.

Economic conditions and increased uncertainty in the financial markets could adversely affect our ability to accurately assess our allowance for credit losses. Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. We estimate losses inherent in our credit exposure, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets.

Our continued growth depends on our ability to meet minimum regulatory capital levels. Growth and shareholder returns may be adversely affected if sources of capital are not available to help us meet them.

As we grow, we will have to maintain our regulatory capital levels at or above the required minimum levels. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than anticipated.  If we do not have continued access to sufficient capital, or if that capital is not available on terms acceptable to us, we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected.

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

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise, because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.  If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels. Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which at March 31, 2012, constituted 29.5% of our total deposits. If we are unable to increase customer deposits in an amount sufficient to fund loan growth, we may be required to rely on other, potentially more expensive, sources of liquidity, such as FHLB borrowings, brokered deposits and repurchase agreements, to fund loan growth, which would adversely affect our earnings, or to reduce our rate of growth, which could adversely affect our earnings and stock price.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) provides for temporary unlimited deposit insurance coverage for noninterest bearing demand deposit accounts through December 31, 2012, at no additional premium to the bank holding the deposit.  This coverage is effective regardless of the amount of deposits maintained by a customer in the noninterest bearing demand account, or in other accounts at an insured depositary institution.  If Congress does not extend this unlimited deposit insurance coverage provision, then deposits in such accounts in excess of the generally applicable $250,000 coverage limit will no longer be insured.  In the absence of such insurance, customers who would have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder, or “too big to fail” or could elect to use other non-deposit funding products, such as repurchase agreements, that would require the Bank to pay interest and to provide securities as collateral for the Bank’s repurchase obligation. At March 31, 2012, the Bank had approximately $531 million of deposits in noninterest bearing demand accounts with balances in excess of $250,000.

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

We intend to seek further growth in the level of our assets and deposits and the number of our branches, both within our existing footprint and possibly to expand our footprint in the Maryland and Virginia suburbs, and in Washington, DC.  We may not be able to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and our efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock.

We may face risks with respect to future expansion or acquisition activity.

We seek to expand our banking operations through limited de novo branching and opportunistic acquisition activities, and expect to continue to explore such opportunities. We cannot be certain that any expansion activity, through de novo branching, acquisition of branches of another financial institution or a whole institution, or acquisition of nonbanking financial service companies, will prove profitable or will increase shareholder value. The success of any acquisition will depend, in part, on our ability to realize the estimated cost savings and revenue enhancements from combining the businesses of the Company and the target branch or company. Our ability to realize increases in revenue will depend, in part, on our ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services. If our estimates turn out to be incorrect or we are not able to successfully combine companies, the anticipated cost savings and increased revenues may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. As with any combination of banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits from our banks. Customers may not readily accept changes to their banking arrangements that we make as part of or following an acquisition. Additionally, the value of an acquisition to the Company is dependent on our ability to successfully identify and estimate the magnitude of any asset quality issues of acquired companies.

Our concentrations of loans may create a greater risk of loan defaults and losses.

A substantial portion of our loans are secured by real estate in the Washington, DC metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At March 31, 2012, approximately 71% of our total portfolio loans were commercial real estate loans. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, extensive Board and management experience and ongoing portfolio monitoring and market analysis. Within total portfolio loans, $444.8 million, or 20%, were construction and land development loans. An additional $492.8 million, or 23% of portfolio loans, were commercial and industrial loans. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, DC metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

Commercial, commercial real estate and construction loans tend to have larger balances than single family residential mortgages loans and other consumer loans. Because the loan portfolio contains a significant number of commercial and commercial real estate and construction loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming assets. All of our 50 largest loan relationships, which have an aggregate outstanding balance of approximately $660 million as of March 31, 2012, are commercial, commercial real estate or construction loans, representing 30.1% of total portfolio loans. An increase in nonperforming loans could result in a loss of earnings, an increase in the provision for loan losses, or an increase in loan charge-offs, which could have an adverse impact on our results of operations and financial condition.

Further, under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. We may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital sooner than we would otherwise seek it, resulting in reduced shareholder returns.

Additionally, through ECV, we provide subordinated financing for the acquisition, development and construction of real estate or other projects, the primary financing for which may be provided by the Bank. These subordinated financings and the business of ECV will generally entail a higher risk profile (including lower priority and higher loan to value ratios) than loans made by the Bank. A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income of the Company may be more volatile from period to period, based on the status of such projects. The Company may not be able to successfully operate or manage the business of providing higher loan to value financing. As of March 31, 2012, ECV has approximately $4.3 million in outstanding loans and commitments.

Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale by our Residential Lending division.

The Bank originates loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. In 2011, the Company originated $872 million and sold $717 million to investors, compared to $461 million originated and $450 million sold in 2010 and $90 million originated and $91 million sold in 2009. Because the loans are originated with investor guidelines, designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence, material misstatement in the loan documents or noncompliance with applicable law. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default repurchase period is up to approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. From January 1, 2010 to March 31, 2012, we have only been required to repurchase a loan or indemnify a purchaser on two occasions.  However, if we become required to repurchase a significant number of loans, whether because of early default, fraud, breach of representations, material misstatement, legal noncompliance or otherwise, our financial condition, earnings and asset quality could be adversely impacted, which could adversely impact our share price.

We may not be able to maintain growth in our Residential Lending division.

Over the past two years, an increasing percentage of our noninterest income has been provided by the Bank’s Residential Lending division, which generally originates residential mortgage loans on a pre-sold servicing released basis, for secondary market sale. The volume of loans originated for sale has increased from approximately $91 million in 2009, to $872 million in 2011. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors we cannot be certain that we will not be able to continue to increase the volume or percentage of revenue or net income produced by the residential mortgage business.

Changes in interest rates and other factors beyond our control could have an adverse impact on our financial performance and results.

Our operating income and net income depend to a great extent on our net interest margin, i.e., the difference between (a) the interest yields we receive on loans, securities and other interest bearing assets and (b) the interest rates we pay on interest bearing deposits and other liabilities. Net interest margin is affected by changes in market interest rates, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest bearing liabilities mature or re-price more quickly than interest earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest earning assets mature or re-price more quickly than interest bearing liabilities, falling interest rates could reduce net interest income. These rates are highly sensitive to many factors beyond our control, including competition, general economic conditions and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve Board.

We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2011 our cumulative net asset sensitive twelve month gap position was 14.38% of total assets, which includes loans currently at their floor rates. As such, we expect modest increases of approximately 0.8% and 2.2%, respectively, in projected net interest income and net income over a twelve month period resulting from a 100 basis point increase in rates, as loans currently at floor rates which are above the calculated contractual rate do not adjust upon a rate increase. The results of our interest rate sensitivity simulation model depend upon a number of assumptions which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk. Increases in market rates and adverse changes in the local residential real estate market, the general economy or consumer confidence would likely have a significant adverse impact on our noninterest income, as a result of reduced demand for residential mortgage loans, which we make on a pre-sold basis.

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

Changes in laws, including a 2011 change which permits, but does not obligate, banks to pay interest on checking and demand deposit accounts established by businesses, could have a significant negative effect on net interest income, net income, net interest margin, return on assets and return on equity. At March 31, 2012, 29.5% of our deposits were noninterest bearing demand deposits.

We may not be able to successfully compete with others for business.

The Washington, DC metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is a highly competitive banking market. We compete for loans, deposits, and investment dollars with numerous regional and national banks, online divisions of out-of-market banks, and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than us, and operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

The Company has been very successful in developing new customer relationships by capitalizing on the reluctance of many large regional and nationwide banks to lend over the past several years, and the demise of the commercial mortgage backed securities market and other nonbank sources of financing. These new relationships have resulted in significant increases in both loans and deposits, and have contributed to increased earnings.  As the economy improves and these competitors, many of which have access to cheaper sources of funding than the Company, recommence lending, we may not be able to retain the loans and deposits produced by these new relationships.  While we believe that our relationship banking model will enable us to keep a significant percentage of these new relationships, there can be no assurance that we will be able to do so, that we will be able to maintain favorable pricing, margins and asset quality, or that we will be able to grow at the same rate we did when such alternative financing was not widely available.

Government regulation will significantly affect the Bank’s business, and may result in higher costs and lower shareholder returns.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (2)
3.3	Bylaws of the Company (3)
4.1	Warrant to Purchase Common Stock (4)
4.2	Form of Subordinated Note due 2016(5)
10.1	1998 Stock Option Plan (6)
10.2	Employment Agreement, dated September 1, 2011, between James H. Langmead and the Bank (7)
10.3	Employment Agreement, dated September 1, 2011, between Thomas D. Murphy and the Bank (8)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (9)
10.5	Employment Agreement, dated September 1, 2011, between Susan G. Riel and the Bank (10)
10.6	Fee Agreement between Robert P. Pincus and the Company (11)
10.7	2006 Stock Plan (12)
10.8	Employment Agreement, dated September 1, 2011, among Michael T. Flynn the Company and the Bank (13)
10.9	Employment Agreement, dated September 1, 2011, between Laurence E. Bensignor and the Bank (14)
10.10	Employment Agreement, dated September 1, 2011, between the Bank and Janice Williams (15)
10.11	2012 Senior Executive Incentive Plan (16)
10.12	Eagle Bancorp, Inc. 2011 Employee Stock Purchase Plan (17)
10.13	Employment Agreement dated as of February 23, 2012, between the Bank and Antonio F. Marquez†

11	Statement Regarding Computation of Per Share Income
See Note 5 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul

31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

	(i)	the Consolidated Statement of Financial Position at March 31, 2012, December 31, 2011and March 31, 2011
	(ii)	the Consolidated Statement of Earnings for three month periods ended March 31, 2012 and 2011
	(iii)	the Consolidated Statement of Comprehensive Income for three month periods ended March 31, 2012 and 2011
	(iv)	the Consolidated Statement of Changes in Shareholders’ Equity for the three month periods ended March 31, 2012 and 2011
	(v)	the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011
	(vi)	the Notes to the Consolidated Financial Statements

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

(3)                                  Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.

(4)                                  Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2008.

(5)                                  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.

(6)                                  Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.

(7)                                  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2011.

(8)                                  Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2011.

(9)                                  Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.

(10)                            Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2011.

(11)                            Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-150763)

(12)                            Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)

(13)                            Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 23, 2011

(14)                            Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 23, 2011.

(15)                            Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 23, 2011.

(16)                            Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2011.

(17)                            Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-175966).

†              To be filed by Amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 10, 2012	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: May 10, 2012	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company