Form 10-Q/A
period 2012-03-31
EAGLE BANCORP INC
filed 2012-05-11
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The Amendment No.1 to the Form 10-Q of Eagle Bancorp, Inc. for the period ended March 31, 2012 is filed for the sole purpose of filing an additional exhibit and the certifications required by Rule 13b-14.

PART II

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (2)
3.3	Bylaws of the Company (3)
4.1	Warrant to Purchase Common Stock (4)
4.2	Form of Subordinated Note due 2016(5)
10.1	1998 Stock Option Plan (6)
10.2	Employment Agreement, dated September 1, 2011, between James H. Langmead and the Bank (7)
10.3	Employment Agreement, dated September 1, 2011, between Thomas D. Murphy and the Bank (8)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (9)
10.5	Employment Agreement, dated September 1, 2011, between Susan G. Riel and the Bank (10)
10.6	Fee Agreement between Robert P. Pincus and the Company (11)
10.7	2006 Stock Plan (12)
10.8	Employment Agreement, dated September 1, 2011, among Michael T. Flynn the Company and the Bank (13)
10.9	Employment Agreement, dated September 1, 2011, between Laurence E. Bensignor and the Bank (14)
10.10	Employment Agreement, dated September 1, 2011, between the Bank and Janice Williams (15)
10.11	2012 Senior Executive Incentive Plan (16)
10.12	Eagle Bancorp, Inc. 2011 Employee Stock Purchase Plan (17)
10.13	Employment Agreement dated as of February 23, 2012, between the Bank and Antonio F. Marquez, filed herewith

11	Statement Regarding Computation of Per Share Income †
See Note 5 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant †
31.1	Certification of Ronald D. Paul, filed herewith

31.2	Certification of James H. Langmead, filed herewith
32.1	Certification of Ronald D. Paul, filed herewith
32.2	Certification of James H. Langmead, filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

	(i)	the Consolidated Statement of Financial Position at March 31, 2012, December 31, 2011and March 31, 2011 †
	(ii)	the Consolidated Statement of Earnings for three month periods ended March 31, 2012 and 2011 †
	(iii)	the Consolidated Statement of Comprehensive Income for three month periods ended March 31, 2012 and 2011 †
	(iv)	the Consolidated Statement of Changes in Shareholders’ Equity for the three month periods ended March 31, 2012 and 2011 †
	(v)	the Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011 †
	(vi)	the Notes to the Consolidated Financial Statements †

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

†                                         Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 11, 2012	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: May 11, 2012	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company