Form 10-Q
period 2012-06-30
EAGLE BANCORP INC
filed 2012-08-08
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 31, 2012, the registrant had 20,811,218 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 — Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011	June 30, 2011
Assets
Cash and due from banks	$6,998	$5,374	$33,950
Federal funds sold	19,854	21,785	42,955
Interest bearing deposits with banks and other short-term investments	122,639	205,252	10,202
Investment securities available for sale, at fair value	338,933	313,811	250,019
Federal Reserve and Federal Home Loan Bank stock	10,950	10,242	9,748
Loans held for sale	102,767	176,826	25,489
Loans	2,319,237	2,056,256	1,948,476
Less allowance for credit losses	(34,079)	(29,653)	(27,475)
Loans, net	2,285,158	2,026,603	1,921,001
Premises and equipment, net	13,634	12,320	10,395
Deferred income taxes	16,836	14,673	13,689
Bank owned life insurance	13,936	13,743	13,543
Intangible assets, net	3,978	4,145	4,070
Other real estate owned	4,438	3,225	3,434
Other assets	22,776	23,256	15,221
Total Assets	$2,962,897	$2,831,255	$2,353,716

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand	$773,119	$688,506	$436,880
Interest bearing transaction	95,827	80,105	67,458
Savings and money market	1,197,974	1,068,370	819,004
Time, $100,000 or more	239,287	332,470	380,766
Other time	207,804	222,644	236,726
Total deposits	2,514,011	2,392,095	1,940,834
Customer repurchase agreements	97,704	103,362	136,897
Long-term borrowings	49,300	49,300	49,300
Other liabilities	11,612	19,787	9,658
Total Liabilities	2,672,627	2,564,544	2,136,689

Shareholders’ Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series A, $1,000 per share liquidation preference, shares issued and outstanding 23,235 at June 30, 2011	—	—	23,235
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at June 30, 2012 and December 31, 2011	56,600	56,600	—
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 20,591,233, 19,952,844 and 19,849,042, respectively	203	197	197
Warrant	946	946	946
Additional paid in capital	140,572	132,670	131,225
Retained earnings	86,556	71,423	58,209
Accumulated other comprehensive income	5,393	4,875	3,215
Total Shareholders’ Equity	290,270	266,711	217,027
Total Liabilities and Shareholders’ Equity	$2,962,897	$2,831,255	$2,353,716

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$63,356	$51,894	$32,633	$27,279
Interest and dividends on investment securities	3,544	3,285	1,850	1,665
Interest on balances with other banks and short-term investments	215	36	78	17
Interest on federal funds sold	28	77	14	35
Total interest income	67,143	55,292	34,575	28,996
Interest Expense
Interest on deposits	6,408	8,508	2,940	4,397
Interest on customer repurchase agreements	182	321	86	171
Interest on long-term borrowings	1,069	1,063	535	534
Total interest expense	7,659	9,892	3,561	5,102
Net Interest Income	59,484	45,400	31,014	23,894
Provision for Credit Losses	8,413	5,331	4,443	3,215
Net Interest Income After Provision For Credit Losses	51,071	40,069	26,571	20,679

Noninterest Income
Service charges on deposits	1,914	1,421	935	672
Gain on sale of loans	6,723	2,807	2,584	1,106
Gain on sale of investment securities	301	591	148	591
Increase in the cash surrender value of bank owned life insurance	194	201	97	100
Other income	1,321	1,106	677	724
Total noninterest income	10,453	6,126	4,441	3,193
Noninterest Expense
Salaries and employee benefits	20,713	15,072	10,289	7,761
Premises and equipment expenses	4,979	4,043	2,469	2,052
Marketing and advertising	843	981	557	747
Data processing	2,207	1,601	951	912
Legal, accounting and professional fees	2,242	2,139	1,141	1,003
FDIC insurance	1,068	1,343	579	600
Other expenses	5,047	4,067	2,551	1,858
Total noninterest expense	37,099	29,246	18,537	14,933
Income Before Income Tax Expense	24,425	16,949	12,475	8,939
Income Tax Expense	9,009	6,059	4,692	3,185
Net Income	15,416	10,890	7,783	5,754
Preferred Stock Dividends and Discount Accretion	283	1,203	142	883
Net Income Available to Common Shareholders	$15,133	$9,687	$7,641	$4,871

Earnings Per Common Share
Basic	$0.75	$0.49	$0.38	$0.25
Diluted	$0.73	$0.48	$0.37	$0.24

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Income	$15,416	$10,890	$7,783	$5,754

Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale	699	1,512	585	1,275
Reclassification adjustment for net gains included in net income	(181)	(355)	(89)	(355)
Net change in unrealized gains on securities	518	1,157	496	920
Comprehensive Income	$15,934	$12,047	$8,279	$6,674

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share data)

						Accumulated
						Other	Total
	Preferred	Common		Additional Paid	Retained	Comprehensive	Shareholders’
	Stock	Stock	Warrant	in Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2012	$56,600	$197	$946	$132,670	$71,423	$4,875	$266,711

Net Income	—	—	—	—	15,416	—	15,416
Net change in other comprehensive income	—	—	—	—	—	518	518
Stock-based compensation	—	—	—	1,627	—	—	1,627
Common stock issued 638,389 shares under purchase and equity compensation plans	—	6	—	6,248	—	—	6,254
Tax benefits related to non-qualified stock compensation	—	—	—	27	—	—	27
Preferred stock:
Preferred stock dividends	—	—	—	—	(283)	—	(283)
Discount accretion	—	—	—	—	—	—	—
Balance, June 30, 2012	$56,600	$203	$946	$140,572	$86,556	$5,393	$290,270

Balance, January 1, 2011	$22,582	$197	$946	$130,382	$48,551	$2,058	$204,716
Net Income	—	—	—	—	10,890	—	10,890
Net change in other comprehensive income	—	—	—	—	—	1,157	1,157
Stock-based compensation	—	—	—	473	—	—	473
Common stock issued 73,069 shares under purchase and equity compensation plans	—	—	—	308	—	—	308
Tax benefits related to non-qualified stock compensation	—	—	—	62	—	—	62
Preferred stock:
Preferred stock dividends	—	—	—	—	(579)	—	(579)
Discount accretion	653	—	—	—	(653)	—	—
Balance, June 30, 2011	$23,235	$197	$946	$131,225	$58,209	$3,215	$217,027

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net Income	$15,416	$10,890
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8,413	5,331
Depreciation and amortization	1,564	1,213
Gains on sale of loans	(6,723)	(2,807)
Origination of loans held for sale	(562,628)	(183,081)
Proceeds from sale of loans held for sale	643,410	240,970
Net increase in cash surrender value of BOLI	(194)	(201)
(Increase) decrease in deferred income taxes	(2,163)	782
Net (gain) loss on sale of other real estate owned	(82)	39
Net gain on sale of investment securities	(301)	(591)
Stock-based compensation expense	1,627	473
Excess tax benefit from stock-based compensation	(27)	(62)
Decrease (increase) in other assets	480	(927)
Decrease in other liabilities	(8,175)	(1,314)
Net cash provided by operating activities	90,617	70,715
Cash Flows From Investing Activities:
(Decrease) increase in interest bearing deposits with
other banks and short term investments	(1,671)	1,450
Purchases of available for sale investment securities	(62,764)	(124,856)
Proceeds from maturities of available for sale securities	22,908	37,408
Proceeds from sale/call of available for sale securities	15,553	67,225
Purchases of federal reserve and federal home loan bank stock	(1,168)	(883)
Proceeds from redemption of federal reserve and federal home loan bank stock	460	663
Net increase in loans	(266,918)	(277,642)
Proceeds from sale of other real estate owned	837	5,327
Bank premises and equipment acquired	(2,878)	(2,104)
Net cash used in investing activities	(295,641)	(293,412)
Cash Flows From Financing Activities:
Increase in deposits	121,770	214,036
(Decrease) increase in customer repurchase agreements	(5,658)	39,313
Payment of dividends on preferred stock	(283)	(579)
Issuance of common stock	5,489	—
Proceeds from exercise of stock options	759	308
Excess tax benefit from stock-based compensation	27	62
Net cash provided by financing activities	122,104	253,140
Net (Decrease) Increase In Cash and Cash Equivalents	(82,920)	30,443
Cash and Cash Equivalents at Beginning of Period	232,411	46,462
Cash and Cash Equivalents at End of Period	$149,491	$76,905
Supplemental Cash Flows Information:
Interest paid	$7,880	$9,789
Income taxes paid	$7,250	$5,580
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$2,905	$2,060

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of June 30, 2012, December 31, 2011, and June 30, 2011. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Other assets in the Statement of Financial Condition. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other noninterest income in the Consolidated Statement of Operations.

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

Premiums and discounts on investment securities are amortized/accreted to the earlier of call or maturity based on expected lives, which lives are adjusted based on prepayment assumptions and call optionality if any. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary in nature result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in management’s intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) structure of the security.

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

Higher Risk Lending — Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on certain of these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Such additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2012 and 2011 (although normal interest income was recorded). ECV had three higher risk lending transactions outstanding at June 30, 2012 and four such transactions outstanding at December 31, 2011, amounting to $3.7 million and $2.3 million, respectively.

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

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at either June 30, 2012 or December 31, 2011.

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

Stock-Based Compensation

In accordance with ASC Topic 718, “Compensation,” the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value (computed at the date of grant) of any outstanding fixed stock option grants and restricted stock awards which vest subsequent to December 31, 2005. Compensation expense on variable stock option grants (i.e. performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 6 for a description of stock-based compensation awards, activity and expense.

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

3. Investment Securities Available for Sale

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$92,196	$1,738	$—	$93,934
Residential mortgage backed securities	166,081	2,990	167	168,904
Municipal bonds	71,261	4,685	195	75,751
Other equity investments	407	—	63	344
	$329,945	$9,413	$425	$338,933

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
(dollars in thousands)
U. S. Government agency securities	$102,283	$1,547	$77	$103,753
Residential mortgage backed securities	145,451	2,767	240	147,978
Municipal bonds	57,548	4,227	2	61,773
Other equity investments	404	—	97	307
	$305,686	$8,541	$416	$313,811

Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2012	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
Residential mortgage backed securities	$38,920	$167	$—	$—	$38,920	$167
Municipal bonds	14,137	195	—	—	14,137	195
Other equity investments	—	—	115	63	115	63
	$53,057	$362	$115	$63	$53,172	$425

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
(dollars in thousands)
U. S. Government agency securities	$25,313	$77	$—	$—	$25,313	$77
Residential mortgage backed securities	35,017	240	—	—	35,017	240
Municipal bonds	510	2	—	—	510	2
Other equity investments	—	—	81	97	81	97
	$60,840	$319	$81	$97	$60,921	$416

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise

99.9% of total investment securities, is relatively short at 3.5 years. The gross unrealized loss on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker “bulletin board” exchange. The estimated fair value is determined by broker quoted prices. The unrealized loss is deemed a result of generally weak valuations for many smaller community bank stocks. The individual banking company is profitable, has good financial trends and has a satisfactory capital position. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2012 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity.  In addition, at June 30, 2012, the Company held $10.9 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks which are required to be held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available for sale by contractual maturity are shown in the table below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012		December 31, 2011
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. Government agency securities maturing:
One year or less	$10,019	$10,075	$15,783	$15,906
After one year through five years	79,305	80,695	83,638	84,740
After five years through ten years	2,872	3,164	2,862	3,107
Residential mortgage backed securities	166,081	168,904	145,451	147,978
Municipal bonds maturing:
After one year through five years	12,033	12,596	10,089	10,539
Five years through ten years	59,228	63,155	47,459	51,234
Other equity investments	407	344	404	307
	$329,945	$338,933	$305,686	$313,811

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2012 was $262.8 million. As of June 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of shareholders’ equity.

4.  Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at June 30, 2012, December 31, 2011, and June 30, 2011 are summarized by type as follows:

	June 30, 2012		December 31, 2011		June 30, 2011
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$516,493	23%	$478,886	23%	$482,680	25%
Investment - commercial real estate (1)	932,490	40%	756,645	37%	719,450	37%
Owner occupied - commercial real estate	307,410	14%	250,174	12%	242,266	12%
Real estate mortgage - residential	48,842	2%	39,552	2%	36,794	2%
Construction - commercial and residential (1)	400,805	17%	395,267	19%	346,273	18%
Construction - C&I (owner occupied) (1)	10,501	—	34,402	2%	24,315	1%
Home equity	97,969	4%	97,103	5%	90,827	5%
Other consumer	4,727	—	4,227	—	5,871	—
Total loans	2,319,237	100%	2,056,256	100%	1,948,476	100%
Less: Allowance for Credit Losses	(34,079)		(29,653)		(27,475)
Net loans	$2,285,158		$2,026,603		$1,921,001

(1) Includes loans for land acquisition and development.

Unamortized net deferred fees amounted to $7.2 million and $5.2 million at June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012 and December 31, 2011, the Bank serviced $28.6 million and $27.3 million, respectively, of SBA loans participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. At June 30, 2012, the combination of commercial real estate and real estate construction loans represent approximately 71% of the loan portfolio. The combination of owner occupied commercial real estate and owner occupied commercial real estate construction represent 14% of the loan portfolio. When owner occupied commercial real estate and owner occupied commercial construction loans are excluded, the percentage of commercial real estate and construction loans to total loans decrease to 57%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.00. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 23% of the loan portfolio at June 30, 2012 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 4% of the loan portfolio at June 30, 2012 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

Commercial permanent loans are secured by improved real property which is generating income in the normal course of operation.  Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan.  The debt service coverage ratio is ordinarily at least 1.15 to 1.00.  As part of the underwriting process, debt service coverage ratios are stress tested assuming a 200 basis point increase in interest rates from their current levels.

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

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both investment and owner occupied projects. ADC loans amounted to $411.3 million at June 30, 2012. The majority of the ADC portfolio, both speculative and non speculative, includes loan funded interest reserves. ADC loans containing loan funded interest reserves represent approximately 32% of the outstanding ADC loan portfolio at June 30, 2012.  The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan.  The Company does not significantly utilize interest reserves in other loan products.  The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan.  In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, ECV. Such loans, which are made to finance projects (which may also be financed at the Bank level), may have higher risk characteristics than loans made by the Bank, such as lower priority interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loan transactions carry a standard rate of current interest, but also earn additional interest based on a percentage of the profits of the underlying project or a fixed accrued rate of interest.

The following table details activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2012 and 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Investment	Owner occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

Three months ended June 30, 2012
Allowance for credit losses:
Balance at beginning of period	$8,537	$8,145	$2,146	$—	$11,660	$1,329	$58	$31,875
Loans charged-off	(988)	(898)	—	—	(750)	(17)	(4)	(2,657)
Recoveries of loans previously charged-off	21	16	—	—	380	—	1	418
Net loan charged-off	(967)	(882)	—	—	(370)	(17)	(3)	(2,239)
Provision for credit losses	1,308	1,457	244	—	1,194	121	119	4,443
Ending balance	$8,878	$8,720	$2,390	$—	$12,484	$1,433	$174	$34,079

Six months ended June 30, 2012
Allowance for credit losses:
Balance at beginning of period	$9,609	$7,304	$1,898	$399	$8,546	$1,528	$369	$29,653
Loans charged-off	(1,761)	(1,189)	—	(300)	(990)	(261)	(9)	(4,510)
Recoveries of loans previously charged-off	28	18	—	—	474	1	2	523
Net loan charged-off	(1,733)	(1,171)	—	(300)	(516)	(260)	(7)	(3,987)
Provision for credit losses	1,002	2,587	492	(99)	4,454	165	(188)	8,413
Ending balance	$8,878	$8,720	$2,390	$—	$12,484	$1,433	$174	$34,079

For the Period Ended June 30, 2012
Allowance for credit losses:
Individually evaluated for impairment	$1,810	$586	$207	$—	$3,619	$208	$4	$6,434
Collectively evaluated for impairment	7,068	8,134	2,183	—	8,865	1,225	170	27,645
Ending balance	$8,878	$8,720	$2,390	$—	$12,484	$1,433	$174	$34,079

		Investment	Owner occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

Three months ended June 30, 2011
Allowance for credit losses:
Balance at beginning of period	$8,553	$6,657	$2,189	$161	$6,478	$1,452	$92	$25,582
Loans charged-off	(1,114)	(245)	—	(94)	—	—	(6)	(1,459)
Recoveries of loans previously charged-off	11	126	—	—	—	—	—	137
Net loan charged-off	(1,103)	(119)	—	(94)	—	—	(6)	(1,322)
Provision for credit losses	1,600	765	(143)	298	653	56	(14)	3,215
Ending balance	$9,050	$7,303	$2,046	$365	$7,131	$1,508	$72	$27,475

Six months ended June 30, 2011
Allowance for credit losses:
Balance at beginning of period	$8,630	$6,668	$2,064	$115	$5,745	$1,441	$91	$24,754
Loans charged-off	(1,799)	(277)	—	(94)	(741)	—	(6)	(2,917)
Recoveries of loans previously charged-off	13	126	—	—	167	1	—	307
Net loan charged-off	(1,786)	(151)	—	(94)	(574)	1	(6)	(2,610)
Provision for credit losses	2,206	786	(18)	344	1,960	66	(13)	5,331
Ending balance	$9,050	$7,303	$2,046	$365	$7,131	$1,508	$72	$27,475

For the Period Ended June 30, 2011
Allowance for credit losses:
Individually evaluated for impairment	$2,051	$817	$65	$—	$1,045	$220	$4	$4,202
Collectively evaluated for impairment	6,999	6,486	1,981	365	6,086	1,288	68	23,273
Ending balance	$9,050	$7,303	$2,046	$365	$7,131	$1,508	$72	$27,475

The Company’s recorded investments in loans as of June 30, 2012, December 31, 2011 and June 30, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Investment	Owner occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

June 30, 2012
Recorded investment in loans:
Individually evaluated for impairment	$8,345	$6,048	$2,585	$—	$24,338	$417	$8	$41,741
Collectively evaluated for impairment	508,148	926,442	304,825	48,842	386,968	97,552	4,719	2,277,496
Ending balance	$516,493	$932,490	$307,410	$48,842	$411,306	$97,969	$4,727	$2,319,237

December 31, 2011
Recorded investment in loans:
Individually evaluated for impairment	$11,741	$9,304	$5,280	$751	$26,855	$363	$1,345	$55,639
Collectively evaluated for impairment	467,145	747,341	244,894	38,801	402,814	96,740	2,882	2,000,617
Ending balance	$478,886	$756,645	$250,174	$39,552	$429,669	$97,103	$4,227	$2,056,256

June 30, 2011
Recorded investment in loans:
Individually evaluated for impairment	$13,417	$9,184	$3,472	$—	$21,425	$284	$8	$47,790
Collectively evaluated for impairment	469,263	710,266	238,794	36,794	349,163	90,543	5,863	1,900,686
Ending balance	$482,680	$719,450	$242,266	$36,794	$370,588	$90,827	$5,871	$1,948,476

At June 30, 2012, the nonperforming loans acquired in 2008 from Fidelity & Trust Financial Corporation (“Fidelity”) have a carrying value of $2.1 million and an unpaid principal balance of $11.8 million and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount.

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

The Company’s credit quality indicators are periodically updated on a case-by-case basis. The following table presents by class and by credit quality indicator, the recorded investment in the Company’s loans and leases as of June 30, 2012, December 31, 2011 and June 30, 2011.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans

June 30, 2012
Commercial	$478,785	$29,363	$8,328	$17	$516,493
Investment - commercial real estate	921,544	4,898	6,048	—	932,490
Owner occupied - commercial real estate	285,057	19,768	2,585	—	307,410
Real estate mortgage — residential	48,128	—	714	—	48,842
Construction - commercial and residential	355,534	31,434	24,338	—	411,306
Home equity	95,960	1,586	423	—	97,969
Other consumer	4,673	46	8	—	4,727
Total	$2,189,681	$87,095	$42,444	$17	$2,319,237

December 31, 2011
Commercial	$438,943	$28,202	$11,704	$37	$478,886
Investment - commercial real estate	739,668	7,673	9,304	—	756,645
Owner occupied - commercial real estate	235,988	8,906	5,280	—	250,174
Real estate mortgage — residential	38,801	—	751	—	39,552
Construction - commercial and residential	394,135	8,679	26,855	—	429,669
Home equity	96,740	—	363	—	97,103
Other consumer	2,882	—	1,345	—	4,227
Total	$1,947,157	$53,460	$55,602	$37	$2,056,256

June 30, 2011
Commercial	$439,692	$29,571	$12,567	$850	$482,680
Investment - commercial real estate	696,964	13,302	9,184	—	719,450
Owner occupied - commercial real estate	233,203	5,591	3,472	—	242,266
Real estate mortgage — residential	36,794	—	—	—	36,794
Construction - commercial and residential	335,897	13,266	21,425	—	370,588
Home equity	90,543	—	284	—	90,827
Other consumer	5,863	—	8	—	5,871
Total	$1,838,956	$61,730	$46,940	$850	$1,948,476

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

The following presents by class of loan, information related to nonaccrual loans as of the periods ended June 30, 2012, December 31, 2011 and June 30, 2011.

(dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011

Commercial	$3,961	$5,718	$4,649
Investment - commercial real estate	3,749	7,662	4,520
Owner occupied - commercial real estate	1,674	282	295
Real estate mortgage - residential	714	1,041	1,047
Construction - commercial and residential	22,347	17,459	20,056
Home equity	423	624	645
Other consumer	8	8	9
Total nonperforming loans (1)(2)	$32,876	$32,794	$31,221

(1) Excludes performing TDRs totaling $8.8 million at June 30, 2012, $13.9 million at December 31, 2011 and $3.1 million at June 30, 2011.

(2) Gross interest income that would have been recorded in 2012 if nonaccrual loans shown above had been current and in accordance with their original terms was $1.2 million, no interest was recorded on these loans for the six months ended June 30, 2012. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents by class, an aging analysis and the recorded investments in loans past due as of June 30, 2012.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans
June 30, 2012
Commercial	$3,880	$6,510	$3,961	$14,351	$502,142	$516,493
Investment - commercial real estate	690	2,003	3,749	6,442	926,048	932,490
Owner occupied - commercial real estate	5,762	—	1,674	7,436	299,974	307,410
Real estate mortgage — residential	822	107	714	1,643	47,199	48,842
Construction - commercial and residential	619	10,819	22,347	33,785	377,521	411,306
Home equity	702	29	423	1,154	96,815	97,969
Other consumer	111	25	8	144	4,583	4,727
Total	$12,586	$19,493	$32,876	$64,955	$2,254,282	$2,319,237

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

The following table presents by class, information related to impaired loans for the periods ended June 30, 2012, and June 30, 2011.

	Unpaid	Recorded	Recorded			Average Recorded		Interest Income
	Contractual	Investment	Investment	Total		Investment		Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

June 30, 2012
Commercial	$5,961	$1,786	$2,365	$4,151	$1,810	$7,172	$8,346	$3	$46
Investment - commercial real estate	5,891	3,822	1,483	5,305	586	7,523	8,750	37	76
Owner occupied - commercial	1,674	1,263	204	1,467	207	976	744	—	—
Real estate mortgage — residential	714	714	—	714	—	723	829	—	—
Construction - commercial and residential	26,988	15,723	7,646	23,369	3,619	28,001	26,271	41	83
Home equity	423	88	127	215	208	477	526	—	—
Other consumer	8	—	4	4	4	8	8	—	—
Total	$41,659	$23,396	$11,829	$35,225	$6,434	$44,880	$45,474	$81	$205

December 31, 2011
Commercial	$10,695	$2,723	$5,923	$8,646	$2,049		$7,955		$161
Investment - commercial real estate	11,205	8,222	2,373	10,595	692		8,298		159
Owner occupied - commercial	282	—	192	192	90		488		6
Real estate mortgage — residential	1,041	8	733	741	300		1,112		24
Construction - commercial and residential	22,812	17,407	5,086	22,493	237		22,254		14
Home equity	624	353	89	442	182		557		19
Other consumer	8	—	4	4	4		6		—
Total	$46,667	$28,713	$14,400	$43,113	$3,554		$40,670		$383

June 30, 2011
Commercial	$4,649	$2,003	$1,437	$3,440	$1,208	$5,191	$3,653	$—	$—
Investment - commercial real estate	7,861	3,662	2,199	5,861	793	7,577	5,585	—	—
Owner occupied - commercial	295	—	230	230	65	295	153	—	—
Real estate mortgage — residential	1,047	1,047	—	1,047	—	1,179	1,039	—	—
Construction - commercial and residential	21,138	6,069	13,942	20,011	1,045	21,267	17,797	—	—
Home equity	645	187	238	425	220	471	266	—	—
Other consumer	9	—	5	5	4	5	2	—	—
Total	$35,644	$12,968	$18,051	$31,019	$3,335	$35,985	$28,495	$—	$—

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan; forgiveness of principal is rarely granted however. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period.

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

The following table presents the TDR loan modifications by portfolio segment outstanding as of June 30, 2012 and December 31, 2011:

	Number of	TDRs Performing	TDRs Not Performing	Total
(dollars in thousands)	Contracts	to Modified Terms	to Modified Terms	TDRs
June 30, 2012
Commercial	1	$2,000	$—	$2,000
Investment - commercial real estate	2	2,142	217	2,359
Construction - commercial and residential	2	4,641	998	5,639
Total	5	$8,783	$1,215	$9,998
December 31, 2011
Commercial	2	$4,977	$—	$4,977
Investment - commercial real estate	2	3,543	—	3,543
Construction - commercial and residential	2	5,353	—	5,353
Total	6	$13,873	$—	$13,873

During the first six months of 2012, two TDRs totaling approximately $1.2 million experienced defaults on their modified terms.  A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual.  The two nonperforming TDRs were reclassified to nonperforming loans in the first quarter of 2012. The decline in TDRs was primarily due to the repayment of one loan totaling $2.8 million. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the six months ended June 30, 2012 and June 30, 2011.

5. Net Income per Common Share

The calculation of net income per common share for three months ended June 30, 2012 and 2011 was as follows.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2012	2011	2012	2011
Basic:
Net income available to common shareholders	$15,133	$9,687	$7,641	$4,871
Average common shares outstanding	20,204	19,775	20,298	20,051
Basic net income per common share	$0.75	$0.49	$0.38	$0.25

Diluted:
Net income available to common shareholders	$15,133	$9,687	$7,641	$4,871
Average common shares outstanding	20,204	19,775	20,298	20,051
Adjustment for common share equivalents	510	468	509	444
Average common shares outstanding-diluted	20,714	20,243	20,807	20,495
Diluted net income per common share	$0.73	$0.48	$0.37	$0.24

Anti-dilutive shares	114,577	198,043	114,472	198,124

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

The 2006 Plan provides for the issuance of awards of incentive options, nonqualifying options, restricted stock and stock appreciation rights to selected key employees and members of the Board. As amended, 1,815,000 shares of common stock are subject to issuance pursuant to awards under the 2006 Plan.  Option awards are made with an exercise price equal to the average of the high and low price of the Company’s shares at the date of grant.

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares at the date of grant. For awards that are performance based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance based awards are outstanding at June 30, 2012.

In February 2012, the Company awarded 243,767 shares of restricted stock to senior officers, directors and employees.  The shares vest in five substantially equal installments beginning on the date of grant.

Below is a summary of changes in shares under option plans pursuant to our equity compensation plans for the six months ended June 30, 2012 and 2011. The information excludes restricted stock units and awards.

	Six Months Ended June 30,
	2012		2011
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning Balance	831,393	$11.19	995,005	$10.54
Issued	—	—	1,500	13.81
Exercised	(36,204)	12.92	(57,948)	5.55
Forfeited	(1,000)	6.34	(900)	6.34
Expired	(28,223)	15.34	(9,596)	12.53
Ending Balance	765,966	$10.96	928,061	$10.84

The following summarizes information about stock options outstanding at June 30, 2012. The information excludes restricted stock units and awards.

Outstanding:

					Weighted-Average
Range of			Stock Options	Weighted-Average	Remaining
Exercise Prices			Outstanding	Exercise Price	Contractual Life
$6.05	-	$8.10	287,334	$6.52	5.70
$8.11	-	$11.07	219,150	10.14	1.85
$11.08	-	$15.43	146,726	11.91	2.47
$15.44	-	$26.86	112,756	22.64	3.42
			765,966	$10.96	3.65

Exercisable:

Range of			Stock Options	Weighted-Average
Exercise Prices			Exercisable	Exercise Price
$6.05	-	$8.10	153,462	$6.67
$8.11	-	$11.07	215,900	10.14
$11.08	-	$15.43	114,826	11.88
$15.44	-	$26.86	110,077	22.78
			594,265	$11.92

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2011 and 2010. There were no stock options granted under the 2006 Plan during the six months ended June 30, 2012.

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

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $4.5 million at June 30, 2012. The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 was $98 thousand and $460 thousand, respectively. The total fair value of stock options vested was $124 thousand and $137 thousand for the six months ended June 30, 2012 and 2011, respectively. Unrecognized stock-based compensation expense related to stock options totaled $293 thousand at June 30, 2012. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.07 years.

The Company has unvested restricted stock award grants of 316,676 shares under the 2006 Plan at June 30, 2012.  Unrecognized stock based compensation expense related to restricted stock awards totaled $3.9 million at June 30, 2012. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.83 years.  The following table summarizes the unvested restricted stock awards at June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012		2011
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	202,555	$11.67	114,275	$9.20
Issued	243,767	16.83	96,162	13.91
Forfeited	(14,978)	12.37	(423)	11.99
Vested	(114,668)	12.96	(19,104)	8.83
Unvested at End	316,676	$15.14	190,910	$11.60

Included in salaries and employee benefits the Company recognized $1.7 million and $473 thousand in stock-based compensation expense for the six months ended June 30, 2012 and 2011, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Approved by shareholders in May 2011, the 2011 ESPP reserved 500,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year.  Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At June 30, 2012, the 2011 ESPP had 470,321 shares remaining for issuance.

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
June 30, 2012
Investment securities available for sale:
U. S. Government agency securities	$—	$93,934	$—	$93,934
Residential mortgage backed securities	—	168,904	—	168,904
Municipal bonds	—	75,751	—	75,751
Other equity investments	115	—	229	344
Residential mortgage loans held for sale	—	102,767	—	102,767
Total assets measured at fair value on a recurring basis as of June 30, 2012	$115	$441,356	$229	$441,700

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2011
Investment securities available for sale:
U. S. Government agency securities	$—	$103,753	$—	$103,753
Residential mortgage backed securities	—	147,978	—	147,978
Municipal bonds	—	61,773	—	61,773
Other equity investments	81	—	226	307
Residential mortgage loans held for sale	—	176,826	—	176,826
Total assets measured at fair value on a recurring basis as of December 31, 2011	$81	$490,330	$226	$490,637

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

The Company’s residential loans held for sale are reported on an aggregate basis at the lower of cost or fair value.

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Other Equity Investments
(dollars in thousands)	June 30, 2012	December 31, 2011
Balance, beginning of period	$226	$267
Total realized and unrealized gains and losses:
Included in other comprehensive income	3	—
Purchases	—	—
Principal redemption	—	(41)
Balance, end of period	$229	$226

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
June 30, 2012
Impaired loans:
Commercial	$—	$1,318	$2,643	$3,961
Investment - commercial real estate	—	274	3,475	3,749
Owner occupied - commercial real estate	—	—	1,674	1,674
Real estate mortgage - residential	—	—	714	714
Construction - commercial and residential	—	9,725	12,622	22,347
Home equity	—	75	348	423
Other consumer	—	—	8	8
Other real estate owned	—	2,280	2,158	4,438
Total assets measured at fair value on a nonrecurring basis as of June 30, 2012	$—	$13,672	$23,642	$37,314

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2011
Impaired loans:
Commercial	$—	$1,034	$4,684	$5,718
Investment - commercial real estate	—	384	7,278	7,662
Owner occupied - commercial real estate	—	—	282	282
Real estate mortgage - residential	—	—	1,041	1,041
Construction - commercial and residential	—	12,733	4,726	17,459
Home equity	—	214	410	624
Other consumer	—	—	8	8
Other real estate owned	—	1,135	2,090	3,225
Total assets measured at fair value on a nonrecurring basis as of December 31, 2011	$—	$15,500	$20,519	$36,019

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables,” the fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Certificates of deposit: The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which deposits with a similar remaining term would be accepted.

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

The estimated fair values of the Company’s financial instruments at June 30, 2012 and December 31, 2011 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2012
Assets
Cash and due from banks	$6,998	$6,998	$—	$6,998	$—
Federal funds sold	19,854	19,854	—	19,854	—
Interest bearing deposits with other banks	122,639	122,639	—	122,639	—
Investment securities	338,933	338,933	115	338,589	229
Federal Reserve and Federal Home Loan Bank stock	10,950	10,950	—	10,950	—
Loans held for sale	102,767	102,767	—	102,767	—
Loans	2,319,237	2,314,034	—	—	2,314,034
Other earning assets	13,936	13,936	—	13,936	—
Liabilities
Noninterest bearing deposits	773,119	773,119	—	773,119	—
Interest bearing deposits	1,740,892	1,744,085	—	1,744,085	—
Borrowings	147,004	149,753	—	149,753	—

December 31, 2011
Assets
Cash and due from banks	$5,374	$5,374	$—	$5,374	$—
Federal funds sold	21,785	21,785	—	21,785	—
Interest bearing deposits with other banks	205,252	205,252	—	205,252	—
Investment securities	313,811	313,811	81	313,504	226
Federal Reserve and Federal Home Loan Bank stock	10,242	10,242	—	10,242	—
Loans held for sale	176,826	176,826	—	176,826	—
Loans	2,056,256	2,056,047	—	—	2,056,047
Other earning assets	13,743	13,743	—	13,743	—
Liabilities
Noninterest bearing deposits	688,506	688,506	—	688,506	—
Interest bearing deposits	1,703,589	1,707,978	—	1,707,978	—
Borrowings	152,662	155,452	—	155,452	—

8.  Common Stock

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

Through August 6, 2012, the Company has sold 578,956 shares with proceeds of $9.1 million which is net of commissions of 331 thousand under the Agreement.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of sixteen branch offices, including seven in Montgomery County, Maryland, five in Washington, DC, two in

Arlington County, Virginia and two in Fairfax County, Virginia. The Company has announced plans to open an office in Merrifield, Virginia, which is expected to open in late 2012, and an office in Old Town Alexandria, Virginia, which is expected to open in early 2013.

The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans.  The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under firm commitments by the investors to purchase the loans subject to compliance with pre-established investor criteria.  The Company generally sells the insured portion of the SBA loans generating noninterest income from the gains on sale, as well as servicing income on the portion participated. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages Other Real Estate Owned (“OREO”) assets.  Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through a referral program with a third party. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and/or construction of real estate projects. This lending involves higher levels of risk, together with commensurate expected returns.

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

RESULTS OF OPERATIONS

Earnings Summary

For the six months ended June 30, 2012, the Company’s net income was $15.4 million, a 42% increase over the $10.9 million for the six months ended June 30, 2011. Net income available to common shareholders was $15.1 million ($0.75 per basic common share and $0.73 per diluted common share), as compared to $9.7 million ($0.49 per basic common share and $0.48 per diluted common share) for the same six month period in 2011, a 56% increase.

For the three months ended June 30, 2012, the Company reported net income of $7.8 million, a 35% increase over the $5.8 million net income for the quarter ended June 30, 2011. Net income available to common shareholders increased 57% to $7.6 million ($0.38 per basic share and $0.37 per diluted common share), as compared to $4.9 million ($0.25 per basic share and $0.24 per diluted common share) for the same three month period in 2011.

A lower dividend rate on preferred stock accounted for a significant amount of the higher percentage increase in earnings available to common shareholders for both the three and six month periods.

For the six months ended June 30, 2012, the Company reported an annualized return on average assets (ROAA) of 1.08% as compared to 1.00% for the six months of 2011, while the annualized return on average common equity (ROAE) was 13.66% in 2012, as compared to 10.32% for the same six month period in 2011. The increase in these ratios was due to substantial increases in noninterest income and improved operating efficiency.

For the three months ended June 30, 2012, the Company reported an ROAA of 1.08% as compared to 1.01% for the three months ended June 30, 2011. The ROAE for the quarter ended June 30, 2012 was 13.52%, as compared to 10.16% for the quarter ended June 30, 2011. The higher ROAA and ROAE ratios for the second quarter of 2012 as compared to 2011 are due to an expanded net interest margin, higher levels of noninterest income and improvement in expense management.

The Company’s earnings are largely dependent on net interest income, which represented 85% of total revenue (i.e. net interest income plus noninterest income) for the six months ended June 30, 2012 compared to 88% for the same period in 2011, as the Company has been successful in diversifying its revenue through noninterest sources.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, decreased from 4.27% for the six months ended June 30, 2011 to 4.25% for the six months ended June 30, 2012, a difference of 2 basis points. Although funding costs for both deposits and borrowings declined, it was more than offset by higher levels of lower yielding average earning assets in the first six months of 2012 as compared to the same period in 2011. Average loan yields declined by 11 basis points (from 5.81% to 5.70%), and average investment yields declined by 26 basis points (from 3.86% to 3.60%), as compared to a decline of 44 basis points (from 1.27% to 0.83%) in the cost of interest bearing liabilities.  A lower mix of average loans as a percentage of total earning assets (from 84% to 77%) during the six months ended June 30, 2012, as compared to the same period in 2011, contributed to the decline in average earning asset yields. The net interest spread was 3.97% for the six months ended June 30, 2012, as compared to 3.93% for the same period in 2011, an increase of 4 basis points. The benefit of noninterest sources funding earning assets declined by 6 basis points from 34 basis points to 28 basis points for six months ended June 30, 2012 and 2011, respectively.   The combination of a 4 basis point increase in the net interest spread and a 6 basis point decline in the value of noninterest sources resulted in the 2 basis point decrease in the net interest margin.

For the three months ended June 30, 2012 and 2011, average interest bearing liabilities were 65% and 73%, respectively, of average earning assets, as more earning assets were funded by noninterest bearing sources in the most recent three month period as compared to the same three month period in 2011.  Additionally, due to a lower mix of average loans in the three months ended June 30, 2012, as compared to the same period in 2011, the average rate on earning assets for the three months ended June 30, 2012 decreased by 35 basis points from 5.24% to 4.89%.

The cost of interest bearing liabilities for the three months ended June 30, 2012 as compared to 2011 decreased by 48 basis points from 1.25% to 0.77%, resulting in an increase in the net interest spread of 13 basis points from 3.99% for the three months ended June 30, 2011 to 4.12% for the three months ended June 30, 2012. The net interest margin increased 7 basis points from 4.32% for the three months ended June 30, 2011 to 4.39% for the three months ended June 30, 2012.  A higher mix of noninterest deposits in the three months ended June 30, 2012 as compared to the same quarter in 2011, and in a lower interest rate environment was the reason for the net interest margin gain being less than the net interest spread gain. The benefit of noninterest sources funding earning assets declined by 6 basis points from 33 basis points for the three months ended June 30, 2012 to 27 basis points for the same period in 2011.   The combination of a 13 basis point increase in the net interest spread and a 6 basis point decline in the value of noninterest sources resulted in the 7 basis point increase in the net interest margin.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have declined. This factor has been significant to overall earnings performance over the past twelve months as net interest income (at 85%) represents the most significant component of the Company’s revenues.

In order to fund significant growth in the average balance of loans of 21% over the six months ended June 30, 2012 as compared to 2011, the Company has relied primarily upon core deposit growth, together with use of increased levels of brokered and wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts and noninterest deposits primarily as a result of effectively building new and enhanced client relationships.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased from 84% of average earning assets in the first six months of 2011 to 77% of average earning assets for the same period of 2012. This higher growth of average funding sources as compared to loans has added average liquidity to the balance sheet.   The decrease in average loans as a percentage of average earning assets is due to the significant growth in average deposits for the six month period ended June 30, 2012 as compared to the same period in 2011. For the first six months of 2012, as compared to the same period in 2011, average loans, excluding loans held for sale, increased $377 million, a 21% increase, while average deposits increased by $587 million, a 32% increase.  The increase in average loans in the six months of 2012 as compared to the first six months of 2011 is primarily attributable to growth in loans for both income producing - commercial real estate and construction. Increases in average deposits in the first six months of 2012, as compared to the first six months of 2011, is attributable to growth in noninterest bearing demand deposits, and money market accounts.  Average investment securities for the six month periods ended June 30, 2012 and 2011 amounted to 12% and 11% of average earning assets, respectively. The combination of federal funds sold and interest bearing deposits with other banks, averaged 7% of average earning assets in the first six months of 2012 as compared to 4% for the same period in 2011, as average asset liquidity was enhanced.

The provision for credit losses was $8.4 million for the first six months of 2012 as compared to $5.3 million in 2011. The higher provisioning in 2012 as compared to 2011 is attributable to higher allowance allocations for selected loan categories and higher net charge-offs in the first six months of 2012 compared to 2011. For the six months ended June 30, 2012, net charge-offs totaled $4.0 million (0.37% of average loans) compared to $2.6 million (0.29% of average loans) for the six months ended June 30, 2011. Net charge-offs in the six months ended June 30, 2012 were primarily attributable to charge-offs of commercial and industrial loans ($1.7 million), commercial real estate loans ($1.2 million), residential, home equity and consumer loans ($567 thousand), and construction loans ($516 thousand).

The provision for credit losses was $4.4 million for the three months ended June 30, 2012 as compared to $3.2 million for the three months ended June 30, 2011.  The higher provisioning in the second quarter of 2012, as compared to the second quarter of 2011, is due to a higher allowance allocation for selected loan categories and higher net charge-offs. Net charge-offs of $2.2 million in the second quarter of 2012 represented 0.40% of average loans, excluding loans held for sale, as compared to $1.3 million or 0.28% of average loans, excluding loans held for sale, in the second quarter of 2011. Net charge-offs in the second quarter of 2012 were primarily attributable to charge-offs of commercial and industrial loans ($967 thousand), and commercial real estate loans ($882 thousand), , construction loans ($370 thousand), and residential, home equity and consumer loans ($20 thousand).

At June 30, 2012, the allowance for credit losses represented 1.47% of loans outstanding, as compared to 1.44% at December 31, 2011, and 1.41% at June 30, 2011. The allowance for credit losses was 104% of nonperforming loans at June 30, 2012, as compared to 90% at December 31, 2011, and 88% at June 30, 2011.  The level of nonperforming loans at June 30, 2012 as compared to December 31, 2011 was impacted significantly by the addition of one commercial construction real estate loan in the amount of $8.4 million placed on nonaccrual in the first quarter of 2012.

Total noninterest income for the six months ended June 30, 2012 increased to $10.5 million from $6.1 million for the six months ended June 30, 2011, a 71% increase. This increase was due primarily to an increase of $4.0 million in gains on sales of residential mortgage loans for the first six months of 2012 as compared to the same period in 2011. Also contributing to the increase was $493 thousand in service charges on deposit accounts and $215 thousand in other income, primarily associated with ATM fees. Excluding investment securities gains, total noninterest income was $10.2 million for the first six months of 2012 as compared to $5.5 million for the first six months of 2011, an increase of 83%.

Total noninterest income for the three months ended June 30, 2012 increased to $4.4 million from $3.2 million for the three months ended June 30, 2011, a 39% increase. This increase was due primarily to an increase of $1.7 million in gains on sales of residential mortgage loans in the second quarter of 2012 as compared to the second quarter of 2011. Also contributing to the increase was $263 thousand in service charges on deposit accounts offset by a $443 thousand decrease of investment gains. Excluding investment securities gains, total noninterest income was $4.3 million for the second quarter of 2012 as compared to $2.6 million for the second quarter of 2011, an increase of 65%.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 53.06% for the first six months of 2012, as compared to 56.76% for the first six months of 2011. Total noninterest expenses were $37.1 million for the six months ended June 30, 2012, as compared to $29.2 million for the six months ended June 30, 2011, a 27% increase. Cost increases for salaries and benefits were $5.6 million primarily due to merit and benefit cost increases, increases in incentive pay, and staffing increases primarily as a result of growth in the residential lending division as well as additional lending and branch personnel. At June 30, 2012, the Company had sixteen branch offices, as compared to thirteen at June 30, 2011.  Premises and equipment expenses were $936 thousand higher due primarily to the cost of three new branch offices and normal increases in leasing costs. Data processing costs increased by $606 thousand due to system enhancements and expanded customer transaction costs. FDIC insurance premiums were $275 thousand lower due to premium rate declines which took effect on April 1, 2011. Other expenses increased by $980 thousand for the six months ended June 30, 2012 compared to the same period in 2011.

Total noninterest expenses were $18.5 million for the three months ended June 30, 2012, as compared to $14.9 million for the three months ended June 30, 2011, a 24% increase. Cost increases for salaries and benefits were $2.5 million primarily due to merit and benefit cost increases, increases in incentive pay, and staffing increases primarily as a result of growth in the residential lending division as well as additional lending and branch personnel.  Premises and equipment expenses were $417 thousand higher due primarily to the cost of three new branch offices and normal increases in leasing costs. Other expenses increased by $693 thousand for the quarter ended June 30, 2012 compared to the same period in 2011.

The ratio of common equity to total assets decreased from 8.23% at June 30, 2011 to 7.89% at June 30, 2012 due to an increase in balance sheet leverage.  As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first six months of 2012, net interest income increased 31% over the same period for 2011. Average loans increased $377 million and average deposits increased by $587 million.  The net interest margin was 4.25% for the six months of 2012, as compared to 4.27% for the six months of 2011.  The Company has been able to maintain its loan yields in 2012 close to 2011 levels due to loan pricing practices, and has been able to reduce its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable to peer banking companies.

Net interest income increased 30% for the three months ended June 30, 2012 over the same period for 2011. Average loans increased $382 million and average deposits increased by $545 million.  For the three months ended June 30, 2012 the net interest margin was 4.39% as compared to 4.32% for the three months ended June 30, 2011.

The tables below presents the average balances and rates of the various categories of the Company’s assets and liabilities for the three and six months ended June 30, 2012 and 2011.  Included in the tables is a measurement of interest rate spread and margin.  Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$129,537	$78	0.25%	$10,265	$17	0.66%
Loans held for sale (1)	95,734	872	3.64%	19,419	168	3.47%
Loans (1) (2)	2,246,644	31,761	5.69%	1,864,722	27,111	5.83%
Investment securities available for sale (2)	353,572	1,850	2.10%	252,096	1,665	2.65%
Federal funds sold	19,004	14	0.30%	73,635	35	0.19%
Total interest earning assets	2,844,491	34,575	4.89%	2,220,137	28,996	5.24%

Total noninterest earning assets	76,020			84,387
Less: allowance for credit losses	32,323			26,195
Total noninterest earning assets	43,697			58,192
TOTAL ASSETS	$2,888,188			$2,278,329

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$78,321	$61	0.31%	$61,623	$48	0.31%
Savings and money market	1,130,642	1,361	0.48%	816,587	2,067	1.02%
Time deposits	489,386	1,518	1.25%	600,145	2,282	1.53%
Total interest bearing deposits	1,698,349	2,940	0.70%	1,478,355	4,397	1.19%
Customer repurchase agreements	101,240	86	0.34%	103,720	171	0.66%
Other short-term borrowings	104	—	—	88	—	—
Long-term borrowings	49,300	535	4.29%	49,300	534	4.29%
Total interest bearing liabilities	1,848,993	3,561	0.77%	1,631,463	5,102	1.25%

Noninterest bearing liabilities:
Noninterest bearing demand	749,636			424,482
Other liabilities	5,519			7,458
Total noninterest bearing liabilities	755,155			431,940

Shareholders’ equity	284,040			214,926
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,888,188			$2,278,329

Net interest income		$31,014			$23,894
Net interest spread			4.12%			3.99%
Net interest margin			4.39%			4.32%

(1)          Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.1 million and  $1.3 million for the three months ended June 30, 2012 and 2011, respectively.

(2)          Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$174,263	$215	0.25%	$10,329	$36	0.70%
Loans held for sale (1)	107,916	1,943	3.60%	19,466	373	3.86%
Loans (1) (2)	2,166,578	61,413	5.70%	1,789,714	51,521	5.81%
Investment securities available for sale (2)	346,798	3,544	2.06%	244,878	3,285	2.71%
Federal funds sold	19,063	28	0.30%	77,891	77	0.20%
Total interest earning assets	2,814,618	67,143	4.80%	2,142,278	55,292	5.20%

Total noninterest earning assets	75,978			84,224
Less: allowance for credit losses	31,156			25,540
Total noninterest earning assets	44,822			58,684
TOTAL ASSETS	$2,859,440			$2,200,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Interest bearing transaction	$77,583	$131	0.34%	$61,551	$111	0.36%
Savings and money market	1,110,134	3,033	0.55%	785,814	3,976	1.02%
Time deposits	513,964	3,244	1.27%	575,213	4,421	1.55%
Total interest bearing deposits	1,701,681	6,408	0.76%	1,422,578	8,508	1.21%
Customer repurchase agreements	102,584	182	0.36%	97,472	321	0.66%
Other short-term borrowings	52	—	—	44	—	—
Long-term borrowings	49,300	1,069	4.29%	49,300	1,063	4.29%
Total interest bearing liabilities	1,853,617	7,659	0.83%	1,569,394	9,892	1.27%

Noninterest bearing liabilities:
Noninterest bearing demand	719,018			411,409
Other liabilities	7,323			8,233
Total noninterest bearing liabilities	726,341			419,642

Shareholders’ equity	279,482			211,926
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,859,440			$2,200,962

Net interest income		$59,484			$45,400
Net interest spread			3.97%			3.93%
Net interest margin			4.25%			4.27%

(1)          Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $2.3 million and $2.0 million for the six months ended June 30, 2012 and 2011, respectively.

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

During the first six months of 2012, the allowance for credit losses increased $4.4 million, reflecting $8.4 million in provision for credit losses and $4.0 million in net charge-offs during the period. The provision for credit losses was $8.4 million for the six months ended June 30, 2012 as compared to $5.3 million for the six months ended June 30, 2011.  At June 30, 2012, the allowance for credit losses represented 1.47% of loans outstanding, compared to 1.44% at December 31, 2011 and 1.41% at June 30, 2011. The higher provisioning in 2012, as compared to 2011, is attributable to higher allowance allocations for selected loan categories and higher net charge-offs in the first six months of 2012 compared to 2011. Net charge-offs of $4.0 million represented 0.37% of average loans, excluding loans held for sale, in the first six months of 2012, as compared to $2.6 million or 0.29% of average loans, excluding loans held for sale, for the same period of 2011.

During the three months ended June 30, 2012, the allowance for credit losses increased $2.2 million, reflecting $4.4 million in provision for credit losses and $2.2 million in net charge-offs during the period. The provision for credit losses was $4.4 million for the three months ended June 30, 2012 as compared to $3.2 million for the three months ended June 30, 2011.  The higher provisioning in the second quarter of 2012, as compared to the second quarter of 2011, is attributable to a higher allowance allocation for selected loan categories and higher net charge-offs.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Six Months Ended
	June 30,
(dollars in thousands)	2012	2011
Balance at beginning of year	$29,653	$24,754
Charge-offs:
Commercial (1)	1,761	1,799
Investment - commercial real estate	1,189	277
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	300	94
Construction - commercial and residential	990	741
Construction - C&I (owner occupied)	—	—
Home equity	261	—
Other consumer	9	6
Total charge-offs	4,510	2,917

Recoveries:
Commercial (1)	28	13
Investment - commercial real estate	18	126
Owner occupied - commercial real estate	—	—
Real estate mortgage - residential	—	—
Construction - commercial and residential	474	167
Construction - C&I (owner occupied)	—	—
Home equity	1	1
Other consumer	2	—
Total recoveries	523	307
Net charge-offs	3,987	2,610

Additions charged to operations	8,413	5,331
Balance at end of period	$34,079	$27,475

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.37%	0.29%

(1) Includes SBA loans.

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	June 30, 2012		December 31, 2011		June 30, 2011
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$8,878	23%	$9,609	23%	$9,050	25%
Investment - commercial real estate	8,720	41%	7,304	37%	7,303	37%
Owner occupied - commercial real estate	2,390	13%	1,898	12%	2,046	12%
Real estate mortgage - residential	—	2%	399	2%	365	2%
Construction - commercial and residential	12,165	17%	7,862	19%	6,663	18%
Construction - C&I (owner occupied)	319	—	684	2%	468	1%
Home equity	1,433	4%	1,528	5%	1,508	5%
Other consumer	174	—	369	—	72	—
Unallocated	—	—	—	—	—	—
Total loans	$34,079	100%	$29,653	100%	$27,475	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings and other real estate owned, totaled $37.3 million at June 30, 2012, representing 1.26% of total assets, as compared to $36.0 million of nonperforming assets, or 1.27% of total assets, at December 31, 2011 and  $34.7 million of nonperforming assets, or 1.47% of total assets, at June 30, 2011. The Company had no accruing loans 90 days or more past due at June 30, 2012, December 31, 2011 or June 30, 2011. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.47% of total loans at June 30, 2012 is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower’s financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower’s request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had five TDRs totaling $10.0 at June 30, 2012, of which three loans totaling approximately $8.8 million were performing TDRs. During the second quarter of 2012, there were no defaults on restructured loans; however, during the first three months of 2012, two TDRs totaling approximately $1.2 million defaulted on their restructured loans.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  The two nonperforming TDRs were reclassified to nonperforming loans as of March 31, 2012 and remain classified as such as of June 30, 2012. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified into a TDR during the six months ended June 30, 2012 and June 30, 2011.

Total nonperforming loans amounted to $32.9 million at June 30, 2012 (1.42% of total loans), compared to $32.8 million at December 31, 2011 (1.59% of total loans) and $31.2 million at June 30, 2011 (1.60% of total loans).  The decrease in the ratio of nonperforming loans to total loans at June 30, 2012 as compared to June 30, 2011, is due to an increase in the total loan portfolio.

Included in nonperforming assets at June 30, 2012 were $4.4 million of OREO, consisting of nine foreclosed properties. The Company had eleven foreclosed properties with a net carrying value of $3.2 million at December 31, 2011 and eleven foreclosed properties with a net carrying value of $3.4 million at June 30, 2011.  OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company’s policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first six months of 2012, four foreclosed properties with a net carrying value of $755 thousand were sold for a net gain of $82 thousand.

The following table shows the amounts of nonperforming assets at the dates indicated.

	June 30,		December 31,
(dollars in thousands)	2012	2011	2011
Nonaccrual Loans:
Commercial	$3,961	$4,649	$5,718
Investment - commercial real estate	3,749	4,520	7,662
Owner occupied - commercial real estate	1,674	295	282
Real estate mortgage - residential	714	1,047	1,041
Construction - commercial and residential	22,347	20,056	17,459
Construction - C&I (owner occupied)	—	—	—
Home equity	423	645	624
Other consumer	8	9	8
Accrual loans-past due 90 days:
Commercial	—	—	—
Investment - commercial real estate	—	—	—
Other consumer	—	—	—
Total nonperforming loans (1)	32,876	31,221	32,794
Other real estate owned	4,438	3,434	3,225
Total nonperforming assets	$37,314	$34,655	$36,019

Coverage ratio, allowance for credit losses to total nonperforming loans	103.66%	88.00%	90.42%
Ratio of nonperforming loans to total loans	1.42%	1.60%	1.59%
Ratio of nonperforming assets to total assets	1.26%	1.47%	1.27%

(1)          Excludes performing TDRs totaling $8.8 million at June 30, 2012, $13.9 million at December 31, 2011 and $3.1 million at June 30, 2011.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At June 30, 2012, there were $9.6 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $9.6 million in potential problem loans at June 30, 2012 compared to $23.5 million at December 31, 2011, and $26.2 million at June 30, 2011.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company’s loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for first six months of 2012 was $10.5 million compared to $6.1 million in 2011, a 71% increase. This increase was due primarily to an increase of $4.0 million in gains on sales of residential mortgage loans for the first six months of 2012 as compared to the same period in 2011. Also contributing to the increase was $493 thousand in service charges on deposit accounts and $215 thousand in other income, primarily associated with ATM fees. Excluding investment securities gains, total noninterest income was $10.2 million for the first six months of 2012 as compared to $5.5 million for the first six months of 2011, an increase of 83%.

Total noninterest income for the three months ended June 30, 2012 increased to $4.4 million from $3.2 million for the three months ended June 30, 2011, a 39% increase. This increase was due primarily to an increase of $1.7 million in gains on sales of residential mortgage loans in the second quarter of 2012 as compared to the second quarter of 2011. Also contributing to the increase was $263 thousand in service charges on deposit accounts offset by a $443 thousand decrease of investment gains. Excluding investment securities gains, total noninterest income was $4.3 million for the second quarter of 2012 as compared to $2.6 million for the second quarter of 2011, an increase of 65%.

For the six months ended June 30, 2012, service charges on deposit accounts increased to $1.9 million from $1.4 million in the same period in 2011, an increase of 35%. For the three months ended June 30, 2012, service charges on deposit accounts increased $263 thousand, an increase of 39% from the same three month period in 2011. The increase for the six and three month periods was due to growth in the number of accounts.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $6.5 million for the six months ended June 30, 2012 compared to $2.4 million in the same period in 2011, due to the continued expansion of the residential mortgage origination and sales division and to higher refinancing volume due to lower market interest rates. For the three months ended June 30, 2012 and 2011 gains on the sales of residential mortgages were $2.6 million and $858 thousand, respectively. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases.  There were no repurchases due to fraud by the borrower during the six months ended June 30, 2012.  The reserve amounted to $139 thousand at June 30, 2012 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $258 thousand and none for the six and three months ended June 30, 2012 compared to $376 thousand and $260 thousand  for the same six and three month periods in 2011. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Other income totaled $1.3 million for the six months ended June 30, 2012 as compared to $1.1 million for the same period in 2011, an increase of 19%. ATM fees increased from $348 thousand for the six months ended June 30, 2011 to $467 thousand for the same period in 2012, a 34% increase. SBA servicing fees increased from $103 thousand for the six months ended June 30, 2011 to $113 thousand for the same period in 2012, a 10% increase. Noninterest loan fees decreased from $537 thousand for the six months ended June 30, 2011 to $509 thousand for the same period in 2012, a 5% decrease. Other noninterest fee income was $231 thousand for the six months ended June 30, 2012 compared to $118 thousand for the same period in 2011, a 95% increase. Other income totaled $677 thousand for the three months ended June 30, 2012 as compared to $724 thousand for the same period in 2011, a decrease of 7%. ATM fees increased from $190 thousand for the three months ended June 30, 2011 to $251 thousand for the same period in 2012, a 32% increase. SBA servicing fees decreased from $56 thousand for the three months ended June 30, 2011 to $45 thousand for the same period in 2012, a 19% decrease. Noninterest loan fees decreased from $408 thousand for the three months ended June 30, 2011 to $254 thousand for the same period in 2012, a 38% decrease. Other noninterest fee income was $127 thousand for the three months ended June 30, 2012 compared to $58 thousand for the same period in 2011, a 119% increase.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expenses were $37.1 million for the six months ended June 30, 2012, as compared to $29.2 million for the six months ended June 30, 2011, a 27% increase. Total noninterest expenses were $18.5 million for the three months ended June 30, 2012, as compared to $14.9 million for the three months ended June 30, 2011, a 24% increase.

Salaries and employee benefits were $20.7 million for the six months ended June 30, 2012, as compared to $15.1 million for 2011, a 37% increase. Salaries and employee benefits were $10.3 million for the three months ended June 30, 2012, as compared to $7.8 million for 2011, a 33% increase. Cost increases for salaries and benefits for both the six and three month periods were primarily due to salaries, incentive compensation and benefits increases, including staffing increases primarily as a result of growth in the residential lending division as well as additional lending and branch personnel. At June 30, 2012, the Company’s staff numbered 388, as compared to 338 at December 31, 2011 and 312 at June 30, 2011.

Premises and equipment expenses amounted to $5.0 million for the six months ended June 30, 2012 as compared to $4.0 million for the same period in 2011, a 23% increase. Premises and equipment expenses amounted to $2.5 million for the three months ended June 30, 2012 as compared to $2.1 million for the same period in 2011, a 20% increase.  For both the six and three month periods premises and equipment expenses were higher due primarily to the cost of three new branch offices and normal increases in leasing costs. Additionally, for the six and three months ended June 30, 2012, the Company recognized $47 thousand and $24 thousand of sublease revenue as compared to $160 thousand and $89 thousand for the same period in 2011. The sublease revenue is a direct offset of premises and equipment expenses.

Marketing and advertising expenses decreased from $981 thousand for the six months ended June 30, 2011 to $843 thousand for the same period in 2012, a 14% decrease. Marketing and advertising expenses decreased from $747 thousand for the three months ended June 30, 2011 to $557 thousand for the same period in 2012, a 25% decrease.  The primary reason for the decrease in both the six and three month periods were due primarily to nonrecurring special event marketing expenses in 2011.

Data processing expenses increased from $1.6 million for the six months ended June 30, 2011 to $2.2 million in the same period in 2012, a 38% increase. Data processing expenses increased from $912 thousand for the three months ended June 30, 2011 to $951 thousand in the same period in 2012, a 4% increase. The increase in expense for both the six and three month periods was due to system enhancements initiated in April 2011, new offices and expanded customer transaction costs.

Legal, accounting and professional fees increased from $2.1 million for the six months ended June 30, 2011 to $2.2 million in the same period in 2012, a 5% increase. Legal, accounting and professional fees increased from $1.0 million for the three months ended June 30, 2011 to $1.1 million in the same period in 2012, a 14% increase. The increases for both the six and three month periods were due to the Company’s use of outside professional consultants.

FDIC insurance premiums were $1.1 million for the six months ended June 30, 2012, as compared to $1.3 million in 2011, a 20% decrease. FDIC insurance premiums were $579 thousand for the three months ended June 30, 2012, as compared to $600 thousand in 2011, a 4% decrease. FDIC insurance premiums were lower for both the six and three month periods in 2012 as compared to 2011 due to FDIC premium rate declines which took effect on April 1, 2011.

For the six months ended June 30, 2012, other expenses amounted to $5.0 million as compared to $4.1 million for the same period in 2011, an increase of 24%. For the three months ended June 30, 2012, other expenses amounted to $2.6 million as compared to $1.9 million for the same period in 2011, an increase of 37%. The major components of cost in this category include insurance expenses, deposit fees, telephone, director fees, OREO expenses and other losses.  The increase for the six month period ended June 30, 2012 compared to the same period in 2011, was primarily due to an increase of $666 thousand of other losses and an increase of $434 thousand of deposit fees offset by a decrease of $149 thousand of related expenses for the operations of OREO properties.   The increase for the three month period ended June 30, 2012 compared to the same period in 2011, was primarily due to $293 thousand of other losses, $211 thousand of deposit fees and $129 thousand of related expenses for the operations of OREO properties.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 36.9% for the six months ended June 30, 2012 as compared to 35.7% for the same period in 2011.  For the second quarter of 2012 the effective tax rate was 37.6% compared to 35.6% for the same period in 2011. The higher effective tax rate for both the six and three month periods relates to a higher marginal tax rate resulting from a higher level of income.

FINANCIAL CONDITION

Summary

At June 30, 2012, total assets were $2.96 billion, compared to $2.83 billion at December 31, 2011, a 5% increase. As compared to June 30, 2011, total assets at June 30, 2012 increased by $609 million, a 26% increase. Total loans (excluding loans held for sale) were $2.32 billion at June 30, 2012 compared to $2.06 billion at December 31, 2011, a 13% increase. As compared to June 30, 2011, total loans at June 30, 2012 increased by $371 million, a 19% increase. Total deposits were $2.51 billion at June 30, 2012, compared to deposits of $2.39 billion at December 31, 2011, a 5% increase. As compared to June 30, 2011, total deposits at June 30, 2012 increased by $573 million, a 30% increase. Loans held for sale amounted to $102.8 million at June 30, 2012 as compared to $176.8 million at December 31, 2011 and $25.5 million at June 30, 2011. The investment portfolio totaled $338.9 million at June 30, 2012, an 8% increase from the $313.8 million balance at December 31, 2011, as excess liquidity was deployed into new investments. As compared to June 30, 2011, the investment portfolio at June 30, 2012 increased by $89 million, a 36% increase. Total borrowed funds (excluding customer repurchase agreements) were stable at $49.3 million at June 30, 2012, December 31, 2011 and June 30, 2011. Total shareholders’ equity increased to $290.3 million at June 30, 2012, compared to $266.7 million and $217.0 million at December 31, 2011 and June 30, 2011, respectively.

Loans, net of amortized deferred fees and costs, at June 30, 2012, December 31, 2011 and June 30, 2011 by major category are summarized below.

	June 30, 2012		December 31, 2011		June 30, 2011
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$516,493	23%	$478,886	23%	$482,680	25%
Investment - commercial real estate	932,490	40%	756,645	37%	719,450	37%
Owner occupied - commercial real estate (1)	307,410	14%	250,174	12%	242,266	12%
Real estate mortgage - residential	48,842	2%	39,552	2%	36,794	2%
Construction - commercial and residential (1)	400,805	17%	395,267	19%	346,273	18%
Construction - C&I (owner occupied) (1)	10,501	—	34,402	2%	24,315	1%
Home equity	97,969	4%	97,103	5%	90,827	5%
Other consumer	4,727	—	4,227	—	5,871	—
Total loans	2,319,237	100%	2,056,256	100%	1,948,476	100%
Less: Allowance for Credit Losses	(34,079)		(29,653)		(27,475)
Net loans	$2,285,158		$2,026,603		$1,921,001

(1) Includes loans for land acquisition and development.

In its lending activities, the Company seeks to develop substantial relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

Loan growth over the past six months has been favorable, with loans outstanding reaching $2.32 billion at June 30, 2012, an increase of $263 million or 13% as compared to $2.06 billion at December 31, 2011, and increased $371 million or 19% as compared to $1.95 billion at June 30, 2011. The loan growth was predominantly in the investment and owner occupied - commercial real estate segments.  Traditional sources of credit for commercial real estate transactions remain constrained and the Bank has been able to capitalize on this environment and acquire significant new customers because of the Bank’s ability and willingness to lend.  Commercial real estate leasing in the Bank’s market area has held up far better than in other markets and values have generally seen only minor declines.  Meanwhile, multi-family properties in a number of sub-markets within the Bank’s market area are experiencing normalized vacancy rates, indicating a balance of supply and demand.  Construction loans increased year over year as demand for new construction loans have begun to return and the Bank is selectively evaluating projects. Commercial loan growth has picked up as several sizeable relationships were captured from other banks in the market. Consumer loan balances, a relatively minor focus of the Company’s lending efforts, were essentially unchanged.

The Bank has a large proportion of its loan portfolio related to real estate with 73% of total loans consisting of owner occupied and investment commercial real estate, real estate mortgage, residential and commercial and residential construction loans. Real estate also serves as collateral for loans made for other purposes, resulting in 79% of loans being secured by real estate.

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

For the six months ended June 30, 2012, noninterest bearing deposits increased $85 million as compared to December 31, 2011, while interest bearing deposits increased by $37 million during the same period. Average total deposits for the six months of 2012 were $2.42 billion, as compared to $1.83 billion for the same period in 2011, a 32% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance.  These reciprocal CDARS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits, At June 30, 2012, total deposits included $287.6 million of brokered deposits (excluding the CDARS two-way), which represented 11% of total deposits. At December 31, 2011, total time deposits (excluding the CDARS two-way) included $263.3 million of brokered deposits, which represented 11% of total deposits The CDARS two-way component represented $103.0 million, or 4% of total deposits and $84.2 million or 4% of total deposits at June 30, 2012 and December 31, 2011, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank.

At June 30, 2012, the Company had $773.1 million in noninterest bearing demand deposits, representing 31% of total deposits. This compared to $688.5 million of these deposits at December 31, 2011 or 29% of total deposits.  These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses.  To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the longer-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank is prepared to evaluate options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated, as the payment of interest on accounts will not permit those business checking accounts above $250,000 to receive deposit insurance, a factor deemed important.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $97.7 million at June 30, 2012 compared to $103.4 million at December 31, 2011. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Bank had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at June 30, 2012 and December 31, 2011. The Bank had $40.0 million of borrowings outstanding under its credit facility from the FHLB at June 30, 2012 and December 31, 2011. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s commercial mortgage and home equity loan portfolios.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at June 30, 2012 or December 31, 2011. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company has issued an aggregate of $9.3 million of subordinated notes, due 2016. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank.  The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $30 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at June 30, 2012. Additionally, the Bank can purchase up to $87.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at June 30, 2012 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $442.9 million, against which there was $42.6 million outstanding at June 30, 2012. The Bank has a commitment at June 30, 2012 from the Promontory Interfinancial Network to place up to $200 million of brokered deposits from its Insured Network Deposit (“IND”) program with the Bank in amounts requested by the Bank, as compared to an actual balance of $94.5 million at June 30, 2012. At June 30, 2012, the Bank was also eligible to make advances from the FHLB up to $375.9 million based on collateral at the FHLB, of which $40.0 million was outstanding at June 30, 2012. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $278.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated, except for periodic testing, that this facility would be utilized for contingency funding only.

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

At June 30, 2012, under the Bank’s liquidity formula, it had $1.34 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at June 30, 2012 are as follows:

(dollars in thousands)
Unfunded loan commitments	$664,620
Unfunded lines of credit	70,046
Letters of credit	44,339
Total	$779,005

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

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives. During the three months ended June 30, 2012, the Company was able to both increase its net interest income and manage its overall interest rate risk position.

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining  its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should rates remain at current levels and has been managing the investment portfolio to mitigate extension risk in that same portfolio should rates increase. In the second quarter of 2012, the investment portfolio balance was essentially maintained by reinvesting cash flows from maturing mortgaged backed securities into a combination of pass-thru and structured mortgaged backed securities and high quality Municipal securities. The duration of the investment portfolio increased to 3.5 years at June 30, 2012 from 3.4 years at December 31, 2011, due substantially to a higher mix of Municipal securities. In the loan portfolio, the re-pricing duration of the portfolio was 25 months at June 30, 2012, as compared to 24 months at December 31, 2011, with fixed rate loans amounting to 43% of total loans at June 30, 2012 (40% at December 31, 2011 and 38% at June 30, 2011) and variable and adjustable rate loans at 57% of total loans at June 30, 2012 (60% at December 31, 2011 and 62% at June 30, 2011). Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, since December 31, 2011, the duration of the portfolio has increased slightly to 37 months at June 30, 2012, as compared to 36 months at December 31, 2011 and 33 months at June 30, 2011. The change since December 31, 2011 was due substantially to a higher mix of noninterest bearing and money market accounts, as compared to shorter duration time deposits. The growth of core deposits, which enhance franchise value and provide a stable funding source, has been a major objective which has been met by the Company, adding liquidity and enhanced asset sensitivity to the balance sheet at June 30, 2012 as compared to June 30, 2011.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans has been increasing. A disciplined approach to loan pricing, together with loans floors existing in 48% of total loans, has resulted in less pressure on loan yields over the past twelve months, as average loan yields have declined by just 14 basis points in the second quarter of 2012 as compared to the second quarter in 2011.  Subject to floor interest rates, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before tax on the investment portfolio increased to $9.0 million at June 30, 2012 from $8.1 million at December 31, 2011, with $148 thousand of realized gains recorded for the quarter ended June

30, 2012. Gains were realized during the second quarter of 2012 to mitigate prepayment risk in pass-through mortgage back securities.

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

For the analysis presented below, at June 30, 2012, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at June 30, 2012 shows a moderate effect on net interest income (over the next 12 months) as well as to the economic value of equity when interest rates are shocked both down 100, and 200 basis points and up 100, 200, 300, and 400 basis points due substantially to the significant level of variable rate and repriceable assets and liabilities. The repricing duration of the investment portfolio at June 30, 2012 is 3.5 years, the loan portfolio 2.1 years, the interest bearing deposit portfolio 3.1 years and the borrowed funds portfolio 1.2 years.

The following table reflects the result of simulation analysis on the June 30, 2012 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+5.5%	+13.3%	-3.6%
+300	+2.7%	+6.6%	-3.5%
+200	+0.1%	+0.2%	-3.2%
+100	-1.0%	-2.5%	-2.1%
0	—	—	—
-100	-0.3%	-0.8%	-7.8%
-200	-0.8%	-2.0%	-10.0%

The results of simulation are within the policy limits adopted by the Company.  For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 20% for a 300 basis point change and 25% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at June 30, 2012 are not considered to be material. The negative impact of -1.0% in net interest income and -2.5% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio.

In the second quarter of 2012, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the lower level of asset liquidity at June 30, 2012, the risk position at the end of the second quarter was similar to the interest rate risk position at December 31, 2011. As compared to December 31, 2011, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale declined by $159 million at June 30, 2012.

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

For the second quarter of 2012, average market interest rates declined sharply as compared to the second quarter of 2011 and the yield curve flattened. The average two year U.S. Treasury rate declined by 28 basis points and the average ten year U.S. Treasury rate declined by 139 basis points. In that environment, the Company’s net interest spread increased by 13 basis points for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The Company believes that the change in the net interest spread for the three months ended June 30, 2012 as compared to the second quarter of 2011 has been consistent with its quarterly risk analysis at December 31, 2011.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 87% of the Company’s revenue for the second quarter of 2012, as compared to 88% of the Company’s revenue for the second quarter of 2011.

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

At June 30, 2012, the Company had a positive GAP position of approximately $351 million or 11.8% of total assets out to three months and a positive cumulative GAP position of $338 million or 11.4% of total assets out to 12 months; as compared to a positive GAP position of approximately $434 million or 15.3% of total assets out to three months and a positive cumulative GAP position of approximately $407 million or 14.4% out to 12 months at December 31, 2011. The change in the positive GAP position at June 30, 2012, as compared to December 2011, was due substantially to the lower amount of asset liquidity on the balance sheet. The change in the GAP position at June 30, 2012 as compared to December 31, 2011 is not judged material to the Company’s overall interest rate risk

position, which relies more heavily on simulation analysis which captures the full optimality within the balance sheet.   The current position is within guideline limits established by the ALCO.

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

GAP Analysis

June 30, 2012

(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$26,696	$36,914	$95,108	$87,460	$103,705	$349,883
Loans (1)(2)	1,268,050	223,994	473,837	308,507	147,616	2,422,004
Fed funds and other short-term investments	142,493	—	—	—	—	142,493
Other earning assets	13,936	—	—	—	—	13,936
Total	$1,451,175	$260,908	$568,945	$395,967	$251,321	$2,928,316	$34,581	$2,962,897

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$20,656	$61,968	$165,246	$165,246	$360,003	$773,119
Interest bearing transaction	67,079	—	14,374	14,374	—	95,827
Savings and money market	838,582	—	179,696	179,696	—	1,197,974
Time deposits	76,219	211,622	149,462	9,788	—	447,091
Customer repurchase agreements and fed funds purchased	97,704	—	—	—	—	97,704
Other borrowings	—	—	20,000	19,300	10,000	49,300
Total	$1,100,240	$273,590	$528,778	$388,404	$370,003	$2,661,015	$11,612	$2,672,627
GAP	$350,935	$(12,682)	$40,167	$7,563	$(118,682)	$267,301
Cumulative GAP	$350,935	$338,253	$378,420	$385,983	$267,301

Cumulative gap as percent of total assets	11.84%	11.42%	12.77%	13.03%	9.02%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years.  Commercial real estate loans and construction, land and land development loans represent 426% and 148%, respectively of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.  Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $30 million for working capital purposes, to finance capital contributions to the Bank and ECV. The credit facility is secured by a first lien on a portion of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 4.25%. Interest is payable on a monthly basis. The term of the credit facility expires on August 31, 2012, and is expected to be renewed for another one year period. There were no amounts outstanding under this credit at June 30, 2012 and December 31, 2011.

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

The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. The dividend rate for the first four dividend periods was one percent (1%). For the fifth through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change if any, in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than ten percent (10%), then the dividend rate payable on the Series B Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%).

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

The actual capital amounts and ratios for the Company and Bank as of June 30, 2012, December 31, 2011 and June 30, 2011 are presented in the table below.

					For Capital	To Be Well
	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *

As of June 30, 2012
Total capital (to risk weighted assets)	$319,538	11.53%	$305,319	11.07%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	277,880	10.02%	271,183	9.83%	4.0%	6.0%
Tier 1 capital (to average assets)	277,880	9.63%	271,183	9.46%	3.0%	5.0%

As of December 31, 2011
Total capital (to risk weighted assets)	$292,137	11.84%	$273,383	11.13%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	254,850	10.33%	243,553	9.92%	4.0%	6.0%
Tier 1 capital (to average assets)	254,850	8.21%	243,553	7.88%	3.0%	5.0%

As of June 30, 2011
Total capital (to risk weighted assets)	$241,881	11.33%	$220,615	10.40%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	205,882	9.64%	194,094	9.15%	4.0%	6.0%
Tier 1 capital (to average assets)	205,882	9.07%	194,094	8.60%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.  At June 30, 2012 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (2)
3.3	Bylaws of the Company (3)
4.1	Warrant to Purchase Common Stock (4)
4.2	Form of Subordinated Note due 2016(5)
10.1	1998 Stock Option Plan (6)
10.2	Employment Agreement, dated September 1, 2011, between James H. Langmead and the Bank (7)

10.3	Employment Agreement, dated September 1, 2011, between Thomas D. Murphy and the Bank (8)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (9)
10.5	Employment Agreement, dated September 1, 2011, between Susan G. Riel and the Bank (10)
10.6	Fee Agreement between Robert P. Pincus and the Company (11)
10.7	2006 Stock Plan (12)
10.8	Employment Agreement, dated September 1, 2011, among Michael T. Flynn the Company and the Bank (13)
10.9	Employment Agreement, dated September 1, 2011, between Laurence E. Bensignor and the Bank (14)
10.10	Employment Agreement, dated September 1, 2011, between the Bank and Janice Williams (15)
10.11	2012 Senior Executive Incentive Plan (16)
10.12	Eagle Bancorp, Inc. 2011 Employee Stock Purchase Plan (17)
10.13	Employment Agreement dated as of February 23, 2012, between the Bank and Antonio F. Marquez (18)
11	Statement Regarding Computation of Per Share Income
See Note 5 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Consolidated Statement of Financial Position at June 30, 2012, December 31, 2011and June 30, 2011
(ii) the Consolidated Statement of Earnings for three month periods ended June 30, 2012 and 2011
(iii) the Consolidated Statement of Comprehensive Income for three month periods ended June 30, 2012 and 2011
(iv) the Consolidated Statement of Changes in Shareholders’ Equity for the three month periods ended June 30, 2012 and 2011
(v) the Consolidated Statement of Cash Flows for the three months ended June 30, 2012 and 2011
(vi) the Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2011.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.
(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(11)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-150763)
(12)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)
(13)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 23, 2011
(14)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(15)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(16)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(17)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-175966).
(18)	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 7, 2012	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: August 7, 2012	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company