Form 10-Q
period 2012-09-30
EAGLE BANCORP INC
filed 2012-11-07
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer☐	Accelerated filer☒	Non-accelerated filer ☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes  ☐         No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 2012, the registrant had 22,894,721 shares of Common Stock outstanding.

EAGLE BANCORP, INC.
TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
 (dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011	September 30, 2011
Assets
Cash and due from banks	$6,780	$5,374	$5,914
Federal funds sold	4,173	21,785	22,088
Interest bearing deposits with banks and other short-term investments	46,752	205,252	718,848
Investment securities available for sale, at fair value	296,363	313,811	292,257
Federal Reserve and Federal Home Loan Bank stock	12,031	10,242	9,430
Loans held for sale	171,241	176,826	107,907
Loans	2,397,669	2,056,256	2,029,645
Less allowance for credit losses	(35,582)	(29,653)	(28,599)
Loans, net	2,362,087	2,026,603	2,001,046
Premises and equipment, net	14,472	12,320	11,162
Deferred income taxes	16,413	14,673	14,091
Bank owned life insurance	14,036	13,743	13,643
Intangible assets, net	3,895	4,145	4,154
Other real estate owned	4,923	3,225	2,941
Other assets	23,022	23,256	16,265
Total Assets	$2,976,188	$2,831,255	$3,219,746

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$796,654	$688,506	$1,106,689
Interest bearing transaction	112,901	80,105	69,762
Savings and money market	1,180,894	1,068,370	986,585
Time, $100,000 or more	242,159	332,470	351,128
Other time	182,381	222,644	233,185
Total deposits	2,514,989	2,392,095	2,747,349
Customer repurchase agreements	75,368	103,362	147,671
Other short-term borrowings	10,000	-	-
Long-term borrowings	39,300	49,300	49,300
Other liabilities	12,132	19,787	16,964
Total Liabilities	2,651,789	2,564,544	2,961,284

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at September 30, 2012, December 31, 2011 and September 30, 2011	56,600	56,600	56,600
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 22,040,006, 19,952,844 and 19,890,957, respectively	217	197	197
Warrant	946	946	946
Additional paid in capital	164,522	132,670	131,946
Retained earnings	96,088	71,423	64,389
Accumulated other comprehensive income	6,026	4,875	4,384
Total Shareholders' Equity	324,399	266,711	258,462
Total Liabilities and Shareholders' Equity	$2,976,188	$2,831,255	$3,219,746

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$98,161	$81,013	$34,805	$29,119
Interest and dividends on investment securities	5,279	4,754	1,735	1,469
Interest on balances with other banks and short-term investments	298	172	83	136
Interest on federal funds sold	41	94	13	17
Total interest income	103,779	86,033	36,636	30,741
Interest Expense
Interest on deposits	9,130	13,121	2,722	4,613
Interest on customer repurchase agreements	250	533	68	212
Interest on short-term borrowings	2	-	2	-
Interest on long-term borrowings	1,605	1,603	536	540
Total interest expense	10,987	15,257	3,328	5,365
Net Interest Income	92,792	70,776	33,308	25,376
Provision for Credit Losses	12,051	8,218	3,638	2,887
Net Interest Income After Provision For Credit Losses	80,741	62,558	29,670	22,489

Noninterest Income
Service charges on deposits	2,902	2,301	988	880
Gain on sale of loans	9,867	3,872	3,144	1,065
Gain on sale of investment securities	765	1,445	464	854
Loss on early extinguishment of debt	(529)	-	(529)	-
Increase in the cash surrender value of bank owned life insurance	294	301	100	100
Other income	2,005	1,718	684	612
Total noninterest income	15,304	9,637	4,851	3,511
Noninterest Expense
Salaries and employee benefits	31,520	24,335	10,807	9,263
Premises and equipment expenses	7,541	5,982	2,562	1,939
Marketing and advertising	1,340	1,215	497	234
Data processing	3,273	2,477	1,066	876
Legal, accounting and professional fees	3,315	2,870	1,073	731
FDIC insurance	1,553	1,628	485	285
Other expenses	7,664	6,462	2,617	2,395
Total noninterest expense	56,206	44,969	19,107	15,723
Income Before Income Tax Expense	39,839	27,226	15,414	10,277
Income Tax Expense	14,748	9,842	5,739	3,783
Net Income	25,091	17,384	9,675	6,494
Preferred Stock Dividends and Discount Accretion	425	1,369	142	166
Net Income Available to Common Shareholders	$24,666	$16,015	$9,533	$6,328

Earnings Per Common Share
Basic	$1.20	$0.81	$0.45	$0.32
Diluted	$1.17	$0.79	$0.44	$0.31

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Net Income	$25,091	$17,384	$9,675	$6,494

Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale	1,610	3,193	911	1,681
Reclassification adjustment for net gains included in net income	(459)	(867)	(278)	(512)
Net change in unrealized gains on securities	1,151	2,326	633	1,169
Comprehensive Income	$26,242	$19,710	$10,308	$7,663

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Warrant	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, January 1, 2012	$56,600	$197	$946	$132,670	$71,423	$4,875	$266,711

Net Income	-	-	-	-	25,091	-	25,091
Net change in other comprehensive income	-	-	-	-	-	1,151	1,151
Stock-based compensation	-	-	-	2,060	-	-	2,060
Common stock issued 316,577 shares under purchase and equity compensation plans	-	2	-	1,223	-	-	1,225
Shares issued in public offering 1,770,585 shares, net of of issuance costs of $1,384	-	18	-	28,482	-	-	28,500
Tax benefits related to non-qualified stock compensation	-	-	-	87	-	-	87
Preferred stock:
Preferred stock dividends	-	-	-	-	(426)	-	(426)
Balance, September 30, 2012	$56,600	$217	$946	$164,522	$96,088	$6,026	$324,399

Balance, January 1, 2011	$22,582	$197	$946	$130,382	$48,551	$2,058	$204,716
Net Income	-	-	-	-	17,384	-	17,384
Net change in other comprehensive income	-	-	-	-	-	2,326	2,326
Stock-based compensation	-	-	-	818	-	-	818
Common stock issued 114,624 shares under purchase and equity compensation plans	-	-	-	678	-	-	678
Tax benefits related to non-qualified stock compensation	-	-	-	68	-	-	68
Preferred stock:
Issuance of Series B Preferred Stock	56,600	-	-	-	-	-	56,600
Redemption of Series A Preferred Stock (23,235 shares)	(23,235)	-	-	-	-	-	(23,235)
Preferred stock dividends	-	-	-	-	(893)	-	(893)
Discount accretion	653	-	-	-	(653)	-	-
Balance, September 30, 2011	$56,600	$197	$946	$131,946	$64,389	$4,384	$258,462

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net Income	$25,091	$17,384
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,051	8,218
Depreciation and amortization	2,392	1,855
Gains on sale of loans	(9,867)	(3,872)
Origination of loans held for sale	(981,733)	(432,485)
Proceeds from sale of loans held for sale	997,185	409,021
Net increase in cash surrender value of BOLI	(294)	(301)
(Increase) decrease in deferred income taxes	(1,740)	380
Net (gain) loss on sale of other real estate owned	(26)	299
Net gain on sale of investment securities	(765)	(1,445)
Loss on early extinguishment of debt	529	-
Stock-based compensation expense	2,060	818
Excess tax benefit from stock-based compensation	(87)	(68)
Decrease (increase) in other assets	234	(1,971)
(Increase) decrease in other liabilities	(7,655)	5,992
Net cash provided by operating activities	37,375	3,825
Cash Flows From Investing Activities:
Increase (decrease) in interest bearing deposits with other banks and short term investments	22	(87,196)
Purchases of available for sale investment securities	(79,314)	(233,491)
Proceeds from maturities of available for sale securities	33,874	87,130
Proceeds from sale/call of available for sale securities	62,888	85,923
Purchases of federal reserve and federal home loan bank stock	(2,763)	(891)
Proceeds from redemption of federal reserve and federal home loan bank stock	974	989
Net increase in loans	(348,405)	(361,479)
Proceeds from sale of other real estate owned	901	5,660
Bank premises and equipment acquired	(4,321)	(3,439)
Net cash used in investing activities	(336,144)	(506,794)
Cash Flows From Financing Activities:
Increase in deposits	122,671	1,020,551
(Decrease) increase in customer repurchase agreements	(27,994)	50,087
Issuance of Series B Preferred Stock	-	56,600
Redemption of Series A Preferred Stock	-	(22,582)
Increase in other short-term borrowings	10,000	-
Decrease in long-term borrowings	(10,000)	-
Payment of dividends on preferred stock	(426)	(893)
Issuance of common stock	28,500	-
Proceeds from exercise of stock options	1,225	678
Excess tax benefit from stock-based compensation	87	68
Net cash provided by financing activities	124,063	1,104,509
Net (Decrease) Increase In Cash and Cash Equivalents	(174,706)	601,540
Cash and Cash Equivalents at Beginning of Period	232,411	46,462
Cash and Cash Equivalents at End of Period	$57,705	$648,002
Supplemental Cash Flows Information:
Interest paid	$11,752	$15,548
Income taxes paid	$11,951	$10,330
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$3,555	$2,060
Transfers from other real estate owned to loans	$-	$3,124

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland; Washington, DC; and Arlington and Fairfax Counties in Virginia. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. The Bank offers its products and services through seventeen branch offices and various electronic capabilities, including remote deposit services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects.  These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of September 30, 2012, December 31, 2011, and September 30, 2011. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Other Assets in the Statement of Financial Condition. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other noninterest income in the Consolidated Statement of Operations.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 90 days under current market conditions. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at a premium at the time the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan. As a result, the Company is not exposed to losses on loans sold nor will it realize gains, related to rate lock commitments due to changes in interest rates.

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

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on certain of these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Such additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2012 and 2011 (although normal interest income was recorded). ECV had four higher risk lending transactions with balances outstanding at September 30, 2012 and December 31, 2011, amounting to $3.7 million and $2.3 million, respectively.

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

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at either September 30, 2012 or December 31, 2011.

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

New Authoritative Accounting Guidance

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The provisions of ASU No. 2012-02 permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test, as is currently required by GAAP. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. As the Company does not have any indefinite-lived intangible assets, other than goodwill, the adoption of ASU No. 2012-02 is expected to have no impact on the Company’s consolidated financial statements.

 2. Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2012, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services.  Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held, which interest on excess reserves was increased under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act passed in July 2010. Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with six domestic correspondent banks as compensation for services they provide to the Bank.

3. Investment Securities Available for Sale

Amortized cost and estimated fair value of securities available for sale are summarized as follows:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$44,718	$1,545	$-	$46,263
Residential mortgage backed securities	168,439	3,240	305	171,374
Municipal bonds	72,755	5,646	30	78,371
Other equity investments	407	-	52	355
	$286,319	$10,431	$387	$296,363

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$102,283	$1,547	$77	$103,753
Residential mortgage backed securities	145,451	2,767	240	147,978
Municipal bonds	57,548	4,227	2	61,773
Other equity investments	404	-	97	307
	$305,686	$8,541	$416	$313,811

Gross unrealized losses and fair value by length of time that the individual available for sale securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or Greater		Total
September 30, 2012	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
Residential mortgage backed securities	$42,588	$305	$-	$-	$42,588	$305
Municipal bonds	2,312	30	-	-	2,312	30
Other equity investments	-	-	126	52	126	52
	$44,900	$335	$126	$52	$45,026	$387

	Less than 12 Months		12 Months or Greater		Total
December 31, 2011	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government agency securities	$25,313	$77	$-	$-	$25,313	$77
Residential mortgage backed securities	35,017	240	-	-	35,017	240
Municipal bonds	510	2	-	-	510	2
Other equity investments	-	-	81	97	81	97
	$60,840	$319	$81	$97	$60,921	$416

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.6 years. The gross unrealized loss on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker “bulletin board” exchange. The estimated fair value is determined by broker quoted prices. The unrealized loss is deemed a result of generally weak valuations for many smaller community bank stocks. The individual banking company is profitable, has good financial trends and has a satisfactory capital position. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2012 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity.  In addition, at September 30, 2012, the Company held $12.0 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available for sale by contractual maturity are shown in the table below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012		December 31, 2011
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. Government agency securities maturing:
One year or less	$-	$-	$15,783	$15,906
After one year through five years	41,840	43,071	83,638	84,740
After five years through ten years	2,878	3,192	2,862	3,107
Residential mortgage backed securities	168,439	171,374	145,451	147,978
Municipal bonds maturing:
After one year through five years	12,876	13,545	10,089	10,539
Five years through ten years	59,879	64,826	47,459	51,234
Other equity investments	407	355	404	307
	$286,319	$296,363	$305,686	$313,811

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2012 was $215.6  million. As of September 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of shareholders’ equity.

4.  Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at September 30, 2012, December 31, 2011, and September 30, 2011 are summarized by type as follows:

	September 30, 2012		December 31, 2011		September 30, 2011
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$534,133	23%	$478,886	23%	$470,103	23%
Investment - commercial real estate (1)	942,770	39%	756,645	37%	772,728	38%
Owner occupied - commercial real estate	306,148	13%	250,174	12%	245,497	12%
Real estate mortgage - residential	57,952	2%	39,552	2%	37,662	2%
Construction - commercial and residential (1)	437,954	18%	395,267	19%	374,394	18%
Construction - C&I (owner occupied) (1)	14,739	1%	34,402	2%	31,035	2%
Home equity	98,930	4%	97,103	5%	94,008	5%
Other consumer	5,043	-	4,227	-	4,218	-
Total loans	2,397,669	100%	2,056,256	100%	2,029,645	100%
Less: Allowance for Credit Losses	(35,582)		(29,653)		(28,599)
Net loans	$2,362,087		$2,026,603		$2,001,046

(1) Includes loans for land acquisition and development.

Unamortized net deferred fees amounted to $8.1 million and $5.2 million at September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012 and December 31, 2011, the Bank serviced $28.3 million and $27.3 million, respectively, of SBA loans participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. At September 30, 2012, the combination of commercial real estate and real estate construction loans represent approximately 71% of the loan portfolio. The combination of owner occupied commercial real estate and owner occupied commercial real estate construction represent 14% of the loan portfolio. When owner occupied commercial real estate and owner occupied commercial construction loans are excluded, the percentage of commercial real estate and construction loans to total loans decrease to 57%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.00. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 23% of the loan portfolio at September 30, 2012 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 4% of the loan portfolio at September 30, 2012 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both investment and owner occupied projects. ADC loans amounted to $452.6 million at September 30, 2012. The majority of the ADC portfolio, both speculative and non speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 34% of the outstanding ADC loan portfolio at September 30, 2012.  The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan.  The Company does not significantly utilize interest reserves in other loan products.  The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan.  In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

The following table details activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

Three months ended September 30, 2012
Allowance for credit losses:
Balance at beginning of period	$8,877	$8,720	$2,390	$-	$12,484	$1,433	$174	$34,078
Loans charged-off	(69)	-	(350)	-	(1,554)	(250)	(28)	(2,251)
Recoveries of loans previously charged-off	41	-	-	-	6	70	-	117
Net loan charged-off	(28)	-	(350)	-	(1,548)	(180)	(28)	(2,134)
Provision for credit losses	519	3	451	-	2,067	449	149	3,638
Ending balance	$9,368	$8,723	$2,491	$-	$13,003	$1,702	$295	$35,582

Nine months ended September 30, 2012
Allowance for credit losses:
Balance at beginning of period	$9,609	$7,304	$1,898	$399	$8,546	$1,528	$369	$29,653
Loans charged-off	(1,831)	(1,189)	(350)	(300)	(2,544)	(511)	(37)	(6,762)
Recoveries of loans previously charged-off	69	18	-	-	480	71	2	640
Net loan charged-off	(1,762)	(1,171)	(350)	(300)	(2,064)	(440)	(35)	(6,122)
Provision for credit losses	1,521	2,590	943	(99)	6,521	614	(39)	12,051
Ending balance	$9,368	$8,723	$2,491	$-	$13,003	$1,702	$295	$35,582

For the Period Ended September 30, 2012
Allowance for credit losses:
Individually evaluated for impairment	$2,256	$863	$413	$-	$3,381	$380	$4	$7,297
Collectively evaluated for impairment	7,112	7,860	2,078	-	9,622	1,322	291	28,285
Ending balance	$9,368	$8,723	$2,491	$-	$13,003	$1,702	$295	$35,582

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

Three months ended September 30, 2011
Allowance for credit losses:
Balance at beginning of period	$9,050	$7,303	$2,046	$365	$7,131	$1,508	$72	$27,475
Loans charged-off	(1,273)	-	-	(1)	(216)	(209)	(81)	(1,780)
Recoveries of loans previously charged-off	9	-	-	3	3	1	1	17
Net loan charged-off	(1,264)	-	-	2	(213)	(208)	(80)	(1,763)
Provision for credit losses	1,057	357	(49)	(367)	1,510	301	78	2,887
Ending balance	$8,843	$7,660	$1,997	$-	$8,428	$1,601	$70	$28,599

Nine months ended September 30, 2011
Allowance for credit losses:
Balance at beginning of period	$8,630	$6,668	$2,064	$115	$5,745	$1,441	$91	$24,754
Loans charged-off	(3,073)	(277)	-	(95)	(957)	(209)	(87)	(4,698)
Recoveries of loans previously charged-off	23	126	-	3	170	2	1	325
Net loan charged-off	(3,050)	(151)	-	(92)	(787)	(207)	(86)	(4,373)
Provision for credit losses	3,263	1,143	(67)	(23)	3,470	367	65	8,218
Ending balance	$8,843	$7,660	$1,997	$-	$8,428	$1,601	$70	$28,599

For the Period Ended September 30, 2011
Allowance for credit losses:
Individually evaluated for impairment	$1,933	$759	$90	$-	$1,525	$283	$4	$4,594
Collectively evaluated for impairment	6,910	6,901	1,907	-	6,903	1,318	66	24,005
Ending balance	$8,843	$7,660	$1,997	$-	$8,428	$1,601	$70	$28,599

The Company’s recorded investments in loans as of September 30, 2012, December 31, 2011 and September 30, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

September 30, 2012
Recorded investment in loans:
Individually evaluated for impairment	$14,054	$11,624	$6,455	$-	$36,110	$670	$8	$68,921
Collectively evaluated for impairment	520,079	931,146	299,693	57,952	416,583	98,260	5,035	2,328,748
Ending balance	$534,133	$942,770	$306,148	$57,952	$452,693	$98,930	$5,043	$2,397,669

December 31, 2011
Recorded investment in loans:
Individually evaluated for impairment	$11,741	$9,304	$5,280	$751	$26,855	$363	$1,345	$55,639
Collectively evaluated for impairment	467,145	747,341	244,894	38,801	402,814	96,740	2,882	2,000,617
Ending balance	$478,886	$756,645	$250,174	$39,552	$429,669	$97,103	$4,227	$2,056,256

September 30, 2011
Recorded investment in loans:
Individually evaluated for impairment	$12,360	$8,923	$4,507	$-	$28,709	$424	$8	$54,931
Collectively evaluated for impairment	457,743	763,805	240,990	37,662	376,720	93,584	4,210	1,974,714
Ending balance	$470,103	$772,728	$245,497	$37,662	$405,429	$94,008	$4,218	$2,029,645

At September 30, 2012, the nonperforming loans acquired in 2008 from Fidelity & Trust Financial Corporation (“Fidelity”) have a carrying value of $2.1 million and an unpaid principal balance of $11.7 million and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount.

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of September 30, 2012, December 31, 2011 and September 30, 2011.

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans

September 30, 2012
Commercial	$493,361	$26,718	$14,037	$17	$534,133
Investment - commercial real estate	920,553	10,593	11,624	-	942,770
Owner occupied - commercial real estate	285,292	14,401	6,455	-	306,148
Real estate mortgage – residential	57,952	-	-	-	57,952
Construction - commercial and residential	397,246	19,337	36,110	-	452,693
Home equity	96,674	1,586	670	-	98,930
Other consumer	4,990	45	8	-	5,043
Total	$2,256,068	$72,680	$68,904	$17	$2,397,669

December 31, 2011
Commercial	$438,943	$28,202	$11,704	$37	$478,886
Investment - commercial real estate	739,668	7,673	9,304	-	756,645
Owner occupied - commercial real estate	235,988	8,906	5,280	-	250,174
Real estate mortgage – residential	38,801	-	751	-	39,552
Construction - commercial and residential	394,135	8,679	26,855	-	429,669
Home equity	96,740	-	363	-	97,103
Other consumer	2,882	-	1,345	-	4,227
Total	$1,947,157	$53,460	$55,602	$37	$2,056,256

September 30, 2011
Commercial	$426,834	$30,909	$12,127	$233	$470,103
Investment - commercial real estate	753,767	10,038	8,923	-	772,728
Owner occupied - commercial real estate	232,236	8,754	4,507	-	245,497
Real estate mortgage – residential	37,662	-	-	-	37,662
Construction - commercial and residential	368,926	7,793	28,710	-	405,429
Home equity	93,584	-	424	-	94,008
Other consumer	4,210	-	8	-	4,218
Total	$1,917,219	$57,494	$54,699	$233	$2,029,645

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

The following presents by class of loan, information related to nonaccrual loans as of the periods ended September 30, 2012, December 31, 2011 and September 30, 2011.

(dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011

Commercial	$5,282	$5,718	$5,740
Investment - commercial real estate	3,647	7,662	4,412
Owner occupied - commercial real estate	2,374	282	1,080
Real estate mortgage - residential	713	1,041	1,049
Construction - commercial and residential	19,730	17,459	18,481
Home equity	670	624	664
Other consumer	7	8	8
Total nonperforming loans (1)(2)	$32,423	$32,794	$31,434

(1) Excludes performing TDRs totaling $8.8 million at September 30, 2012, $13.9 million at December 31, 2011 and $3.1 million at September 30, 2011.

(2) Gross interest income that would have been recorded in 2012 if nonaccrual loans shown above had been current and in accordance with their original terms was $1.8 million, while interest actually recorded on such loans was $97 thousand for the nine months ended September 30, 2012. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents by class, an aging analysis and the recorded investments in loans past due as of September 30, 2012.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans
September 30, 2012
Commercial	$9,031	$5,201	$5,282	$19,514	$514,619	$534,133
Investment - commercial real estate	1,082	2,626	3,647	7,355	935,415	942,770
Owner occupied - commercial real estate	2,593	4,081	2,374	9,048	297,100	306,148
Real estate mortgage – residential	743	107	713	1,563	56,389	57,952
Construction - commercial and residential	10,138	5,309	19,730	35,177	417,516	452,693
Home equity	148	726	670	1,544	97,386	98,930
Other consumer	7	15	7	29	5,014	5,043
Total	$23,742	$18,065	$32,423	$74,230	$2,323,439	$2,397,669

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

The following table presents by class, information related to impaired loans for the periods ended September 30, 2012, December 31, 2011 and September 30, 2011.

	Unpaid	Recorded	Recorded			Average Recorded		Interest Income
	Contractual	Investment	Investment	Total		Investment		Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

September 30, 2012
Commercial	$7,282	$3,587	$3,695	$7,282	$2,256	$6,622	$8,080	$48	$94
Investment - commercial real estate	5,789	3,830	1,959	5,789	863	5,840	8,010	38	114
Owner occupied - commercial	2,374	1,315	1,059	2,374	413	2,024	1,152	39	39
Real estate mortgage – residential	713	713	-	713	-	714	800	-	-
Construction - commercial and residential	24,371	14,225	10,146	24,371	3,381	25,680	25,796	56	139
Home equity	670	132	538	670	380	547	562	8	8
Other consumer	7	-	7	7	4	8	8	-	-
Total	$41,206	$23,802	$17,404	$41,206	$7,297	$41,435	$44,408	$189	$394

December 31, 2011
Commercial	$10,695	$2,723	$7,972	$10,695	$2,249	$-	$7,955	$-	$161
Investment - commercial real estate	11,205	8,222	2,983	11,205	724	-	8,298	-	159
Owner occupied - commercial	282	-	282	282	90	-	488	-	6
Real estate mortgage – residential	1,041	8	1,033	1,041	300	-	1,112	-	24
Construction - commercial and residential	22,812	17,407	5,405	22,812	1,530	-	22,254	-	14
Home equity	624	353	271	624	182	-	557	-	19
Other consumer	8	-	8	8	4	-	6	-	-
Total	$46,667	$28,713	$17,954	$46,667	$5,079	$-	$40,670	$-	$383

September 30, 2011
Commercial	$10,742	$6,390	$4,352	$10,742	$1,933	$7,696	$5,426	$255	$255
Investment - commercial real estate	6,750	3,685	3,065	6,750	759	7,306	5,876	117	117
Owner occupied - commercial	1,080	791	289	1,080	90	688	385	4	4
Real estate mortgage – residential	1,049	1,049	-	1,049	-	1,048	1,042	16	16
Construction - commercial and residential	23,752	8,770	14,982	23,752	1,525	22,445	19,286	171	171
Home equity	664	240	424	664	283	655	366	12	12
Other consumer	8	-	8	8	4	9	3	-	-
Total	$44,045	$20,925	$23,120	$44,045	$4,594	$39,847	$32,384	$575	$575

Modifications

A modification of a loan constitutes a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period.

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

The following table presents the TDR loan modifications by portfolio segment outstanding as of September 30, 2012 and December 31, 2011:

(dollars in thousands)	Number of Contracts	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
September 30, 2012
Commercial	1	$2,000	$-	$2,000
Investment - commercial real estate	2	2,142	217	2,359
Construction - commercial and residential	2	4,641	980	5,621
Total	5	$8,783	$1,197	$9,980
December 31, 2011
Commercial	2	$4,977	$-	$4,977
Investment - commercial real estate	2	3,543	-	3,543
Construction - commercial and residential	2	5,353	-	5,353
Total	6	$13,873	$-	$13,873

During the first nine months of 2012, two TDRs totaling approximately $1.2 million experienced defaults on their modified terms.  A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual.  The two nonperforming TDRs were reclassified to nonperforming loans in the first quarter of 2012. The decline in TDRs was primarily due to the repayment of one loan totaling $2.8 million. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the nine months ended September 30, 2012 and September 30, 2011.

5. Net Income per Common Share

The calculation of net income per common share for nine and three months ended September 30, 2012 and 2011 was as follows.

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars and shares in thousands, except per share data)	2012	2011	2012	2011
Basic:
Net income available to common shareholders	$24,666	$16,015	$9,533	$6,328
Average common shares outstanding	20,489	19,806	21,053	19,868
Basic net income per common share	$1.20	$0.81	$0.45	$0.32

Diluted:
Net income available to common shareholders	$24,666	$16,015	$9,533	$6,328
Average common shares outstanding	20,489	19,806	21,053	19,868
Adjustment for common share equivalents	525	452	553	413
Average common shares outstanding-diluted	21,014	20,258	21,606	20,281
Diluted net income per common share	$1.17	$0.79	$0.44	$0.31

Anti-dilutive shares	114,256	198,225	114,256	198,482

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

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares at the date of grant. For awards that are performance based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance based awards are outstanding at September 30, 2012.

In February 2012, the Company awarded 243,767 shares of restricted stock to senior officers, directors and employees.  The shares vest in five substantially equal installments beginning on the date of grant.

Below is a summary of changes in shares under option plans pursuant to our equity compensation plans for the nine months ended September 30, 2012 and 2011. The information excludes restricted stock units and awards.

	Nine Months Ended September 30,
	2012		2011
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning Balance	831,393	$11.19	995,005	$10.54
Issued	-	-	4,500	12.96
Exercised	(68,132)	11.35	(98,752)	6.97
Forfeited	(2,400)	6.34	(13,620)	6.34
Expired	(28,498)	15.31	(13,108)	12.33
Ending Balance	732,363	$11.03	874,025	$10.99

The following summarizes information about stock options outstanding at September 30, 2012. The information excludes restricted stock units and awards.

Outstanding:
Range of Exercise Prices			Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
$6.05	-	$8.10	274,456	$6.51	5.55
$8.11	-	$11.07	208,955	10.11	1.67
$11.08	-	$15.43	136,196	11.91	2.38
$15.44	-	$26.86	112,756	22.64	3.17
			732,363	$11.03	3.49

Exercisable:
Range of Exercise Prices			Stock Options Exercisable	Weighted-Average Exercise Price
$6.05	-	$8.10	141,984	$6.67
$8.11	-	$11.07	206,955	10.12
$15.44	-	$26.86	110,077	22.78
			564,312	$12.05

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2011 and 2010. There were no stock options granted under the 2006 Plan during the nine months ended September 30, 2012.

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

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $4.9 million at September 30, 2012. The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 was $341 thousand and $583 thousand, respectively. The total fair value of stock options vested was $134 thousand and $145 thousand for the nine months ended September 30, 2012 and 2011, respectively. Unrecognized stock-based compensation expense related to stock options totaled $258 thousand at September 30, 2012. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 2.99 years.

The Company has unvested restricted stock award grants of 314,584 shares under the 2006 Plan at September 30, 2012.  Unrecognized stock based compensation expense related to restricted stock awards totaled $3.5 million at September 30, 2012. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.56 years.  The following table summarizes the unvested restricted stock awards at September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012		2011
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	202,555	$11.67	114,275	$9.20
Issued	243,767	16.83	102,162	13.83
Forfeited	(15,787)	12.99	(423)	11.99
Vested	(115,951)	12.91	(19,104)	8.83
Unvested at End	314,584	$15.15	196,910	$11.63

Approved by shareholders in May 2011, the 2011 ESPP reserved 500,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year.  Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At September 30, 2012, the 2011 ESPP had 460,653 shares remaining for issuance.

Included in salaries and employee benefits the Company recognized $2.1 million and $818 thousand in stock-based compensation expense for the nine months ended September 30, 2012 and 2011, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2012
Investment securities available for sale:
U. S. Government agency securities	$-	$46,263	$-	$46,263
Residential mortgage backed securities	-	171,374	-	171,374
Municipal bonds	-	78,371	-	78,371
Other equity investments	126	-	229	355
Residential mortgage loans held for sale	-	171,241	-	171,241
Total assets measured at fair value on a recurring basis as of September 30, 2012	$126	$467,249	$229	$467,604

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2011
Investment securities available for sale:
U. S. Government agency securities	$-	$103,753	$-	$103,753
Residential mortgage backed securities	-	147,978	-	147,978
Municipal bonds	-	61,773	-	61,773
Other equity investments	81	-	226	307
Residential mortgage loans held for sale	-	176,826	-	176,826
Total assets measured at fair value on a recurring basis as of December 31, 2011	$81	$490,330	$226	$490,637

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

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Other Equity Investments
(dollars in thousands)	September 30, 2012	December 31, 2011
Balance, beginning of period	$226	$267
Total realized and unrealized gains and losses:
Included in other comprehensive income	3	-
Purchases	-	-
Principal redemption	-	(41)
Balance, end of period	$229	$226

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2012
Impaired loans:
Commercial	$-	$4,149	$3,133	$7,282
Investment - commercial real estate	-	5,489	300	5,789
Owner occupied - commercial real estate	-	2,374	-	2,374
Real estate mortgage - residential	-	-	713	713
Construction - commercial and residential	-	15,150	9,221	24,371
Home equity	-	590	80	670
Other consumer	-	-	7	7
Other real estate owned	-	4,673	250	4,923
Total assets measured at fair value on a nonrecurring basis as of September 30, 2012	$-	$32,425	$13,704	$46,129

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2011
Impaired loans:
Commercial	$-	$6,011	$4,684	$10,695
Investment - commercial real estate	-	3,927	7,278	11,205
Owner occupied - commercial real estate	-	-	282	282
Real estate mortgage - residential	-	-	1,041	1,041
Construction - commercial and residential	-	18,086	4,726	22,812
Home equity	-	214	410	624
Other consumer	-	-	8	8
Other real estate owned	-	1,135	2,090	3,225
Total assets measured at fair value on a nonrecurring basis as of December 31, 2011	$-	$29,373	$20,519	$49,892

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables,” the fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2012, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The following methods and assumptions were used to estimate the fair value of each category of financial instrument for which it is practicable to estimate value:

Cash due from banks and federal funds sold: The carrying amount approximates the fair values at the reporting date.

Interest bearing deposits with other banks: The carrying amount approximates the fair values at the reporting date.

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

The estimated fair values of the Company’s financial instruments at September 30, 2012 and December 31, 2011 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Assets
Cash and due from banks	$6,780	$6,780	$-	$6,780	$-
Federal funds sold	4,173	4,173	-	4,173	-
Interest bearing deposits with other banks	46,752	46,752	-	46,752	-
Investment securities	296,363	296,363	126	296,008	229
Federal Reserve and Federal Home Loan Bank stock	12,031	12,031	-	12,031	-
Loans held for sale	171,241	171,241	-	171,241	-
Loans	2,397,669	2,392,049	-	-	2,392,049
Other earning assets	14,036	14,036	-	14,036	-
Liabilities
Noninterest bearing deposits	796,654	796,654	-	796,654	-
Interest bearing deposits	1,718,335	1,721,389	-	1,721,389	-
Borrowings	124,668	149,753	-	149,753	-

December 31, 2011
Assets
Cash and due from banks	$5,374	$5,374	$-	$5,374	$-
Federal funds sold	21,785	21,785	-	21,785	-
Interest bearing deposits with other banks	205,252	205,252	-	205,252	-
Investment securities	313,811	313,811	81	313,504	226
Federal Reserve and Federal Home Loan Bank stock	10,242	10,242	-	10,242	-
Loans held for sale	176,826	176,826	-	176,826	-
Loans	2,056,256	2,056,047	-	-	2,056,047
Other earning assets	13,743	13,743	-	13,743	-
Liabilities
Noninterest bearing deposits	688,506	688,506	-	688,506	-
Interest bearing deposits	1,703,589	1,707,978	-	1,707,978	-
Borrowings	152,662	155,452	-	155,452	-

8.  Common Stock

On April 30, 2012, Eagle Bancorp, Inc. entered into a Sales Agency Agreement (the “Agreement”) with Sandler O’Neill + Partners, L.P. (“Sandler O’Neill), pursuant to which the Company could, from time to time, sell newly issued shares of its common stock, $0.01 par value per share (the “Common Stock”), having an aggregate sales price of up to $35,000,000, in a discretionary equity sales program conducted through Sandler O’Neill as the Company’s sales agent. Through September 30, 2012, the Company sold an aggregate of 1,770,585 shares of common stock at an average weighted price of  $16.88 per share, for proceeds of approximately  $28.8 million, net of commissions of approximately $1 million.  Subsequent to September 30, 2012, the Company sold an additional 281,489 shares of common stock, at an average weighted price of $18.17 per share, for proceeds of approximately $4.9 million, net of commissions of approximately $179 thousand.  No further shares may be sold under the ATM.

On October 26, 2012, the Company entered into an Underwriting Agreement with Sandler O’Neill, pursuant to which it would sell an additional 552, 012 shares of common stock at $18.25 per share.  This offering closed on October 31, 2012 with the Company receiving net proceeds of approximately $9.7 million, net of underwriting discounts.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of seventeen branch offices, including seven in Montgomery County, Maryland, five in Washington, DC, two in Arlington County, Virginia and three  in Fairfax County, Virginia.

The most recent branch opened in Merrifield, Virginia on October 18, 2012.  The Company has announced plans to open an office in Old Town Alexandria, Virginia, which is expected to open in early 2013.

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

RESULTS OF OPERATIONS

Earnings Summary

As reported one year ago, in mid September 2011, EagleBank became the escrow depository for approximately $620 million of noninterest bearing deposits resulting from a very large class action lawsuit settlement (the “settlement deposit”). While the impact of these funds was substantial in the third quarter of 2011, the Company does not believe the impact was material in the third quarter of 2012. For this reason, various comments are made in the discussion below, which exclude the settlement deposit in order to compute the relevant non-GAAP ratios, on a basis which management feels is more comparative to current period results. The reconciliation of the various non-GAAP measures is included elsewhere in this quarterly report.

For the nine months ended September 30, 2012, the Company’s net income was $25.1 million, a 44% increase over the $17.4 million for the nine months ended September 30, 2011. Net income available to common shareholders increased 54% to $24.7 million ($1.20 per basic common share and $1.17 per diluted common share), as compared to $16.0 million ($0.81 per basic common share and $0.79 per diluted common share) for the same nine month period in 2011.

For the three months ended September 30, 2012, the Company reported net income of $9.7 million, a 49% increase over the $6.5 million net income for the quarter ended September 30, 2011. Net income available to common shareholders increased 51% to $9.5 million ($0.45 per basic common share and $0.44 per diluted common share), as compared to $6.3 million ($0.32 per basic common share and $0.31 per diluted common share) for the same three month period in 2011.

A lower dividend rate on preferred stock accounted for a significant amount of the increase in earnings available to common shareholders for the nine months ended September 30, 2012 as compared to the same period in 2011.

For the nine months ended September 30, 2012, the Company reported an annualized return on average assets (“ROAA”)  of 1.15% as compared to 1.00% (1.01% excluding the effect of the settlement deposit) for the nine months of 2011, while the return on average common equity (“ROAE”) was 14.21% in 2012, as compared to 11.10% for the same nine month period in 2011. The increase in these ratios was due to an expanded net interest margin, higher noninterest income and improved operating efficiency.

For the three months ended September 30, 2012, the Company reported an ROAA of 1.27% as compared to 1.00% (1.04% excluding the effect of the settlement deposit) for the three months ended September 30, 2011. The annualized ROAE for the quarter ended September 30, 2012 was 15.20%, as compared to 12.55% for the quarter ended September 30, 2011. The higher ROAA and ROAE ratios for the third quarter of 2012 as compared to 2011 are due to an expanded net interest margin and higher noninterest income.

Although the Company’s earnings are largely dependent on net interest income, which represented 86% of total revenue (i.e. net interest income plus noninterest income) for the nine months ended September 30, 2012 compared to 88% for the same period in 2011, as the Company has been successful in diversifying its revenue through noninterest sources.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, increased from 4.15% (4.21% excluding the effect of the settlement deposit) for the nine months ended September 30, 2011 to 4.32% for the nine months ended September 30, 2012, a difference of 17 basis points.  Funding costs for both deposits and borrowings declined and more than offset lower yields on  average earning assets in the first nine months of 2012 as compared to the same period in 2011.  Average loan yields declined by 11 basis points (from 5.80% to 5.69%), and average investment yields declined by 40 basis points (from 2.49% to 2.09%), as compared to a decline of 47 basis points (from 1.26% to 0.79%) in the cost of interest bearing liabilities.  A lower mix of average loans as a percentage of total earning assets (from 81% to 78%) during the nine months ended September 30, 2012, as compared to the same period in 2011, contributed to the decline  in  average earning asset yields. The net interest spread was 4.04% for the nine months ended September 30, 2012, as compared to 3.78% for the same period in 2011, an increase of 26 basis points. The benefit of noninterest sources funding earning assets declined by 9 basis points from 37 basis points to 28 basis points for the nine months ended September 30, 2012 and 2011, respectively.   The combination of a 26 basis point increase in the net interest spread and a 9 basis point decline in the value of noninterest sources resulted in the 17 basis point increase in the net interest margin.

For the three months ended September 30, 2012 and 2011, average interest bearing liabilities were 63% and 68%, respectively, of average earning assets, as more earning assets were funded by noninterest bearing sources in the most recent three month period as compared to the same three month period in 2011.  Additionally, due to a higher mix of average loans and average loans held for sale in the three months ended September 30, 2012, as compared to the same period in 2011, the average rate on earning assets for the three months ended September 30, 2012 increased by 7 basis points from 4.82% to 4.89%. The cost of interest bearing liabilities for the three months ended September 30, 2012 as compared to 2011 decreased by 53 basis points from 1.24% to 0.71%, resulting in an increase in the net interest spread of 60 basis points from 3.58% for the three months ended September 30, 2011 to 4.18% for the three months ended September 30, 2012. The net interest margin increased 46 basis points from 3.98% for the three months ended September 30, 2011 to 4.44% for the three months ended September 30, 2012.  A higher mix of noninterest deposits in the three months ended September 30, 2012 as compared to the same quarter in 2011, in a lower interest rate environment was the reason for the net interest margin gain being less than the net interest spread gain. The benefit of noninterest sources funding earning assets declined by 14 basis points from 40 basis points for the three months ended September 30, 2011 to 26 basis points for the same period in 2012.   The combination of a 60 basis point increase in the net interest spread and a 14 basis point decline in the value of noninterest sources resulted in the 46 basis point increase in the net interest margin.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have declined. This factor has been significant to overall earnings performance over the past nine months as net interest income (at 86%) represents the most significant component of the Company’s revenues.

In order to fund growth in the average balance of loans of 20% over the nine months ended September 30, 2012 as compared to the same period in 2011, the Company has relied primarily upon core deposit growth, together with use of increased levels of brokered and wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts and noninterest deposits primarily as a result of effectively building new and enhanced client relationships. Average growth of deposits was 28% for the nine months of 2012 as compared to the same period in 2011.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased from 81% of average earning assets in the first nine months of 2011 to 78% of average earning assets for the same period of 2012. The higher growth of average funding sources as compared to loans has added average liquidity to the balance sheet for the first nine months of 2012 versus 2011.   The decrease in average loans as a percentage of average earning assets is due primarily to a large increase in average loans held for sale. For  the first nine months of 2012, as compared to the same period in 2011, average loans held for sale, increased $100 million, a 400% increase.  The increase in average loans in the nine months of 2012 as compared to the first nine months of 2011 is primarily attributable to growth in loans for both income producing - commercial real estate and construction. Increases in average deposits in the first nine months of 2012, as compared to the first nine months of 2011, is attributable to growth in noninterest bearing demand deposits, and money market accounts.  Average investment securities for the nine month periods ended September 30, 2012 and 2011 amounted to 12% and 11% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale, averaged 11% of average earning assets in the first nine months of 2012 as compared to 8% for the same period in 2011, as average asset liquidity was enhanced.

The provision for credit losses was $12.1 million for the first nine months of 2012 as compared to $8.2 million in 2011. The higher provisioning in 2012 as compared to 2011 is attributable to higher allowance allocations for selected loan categories and higher net charge-offs in the first nine months of 2012 compared to 2011. For the nine months ended September 30, 2012, net charge-offs totaled $6.1 million (0.37% of average loans) compared to $4.4 million (0.32% of average loans) for the nine months ended September 30, 2011. Net charge-offs in the nine months ended September 30, 2012 were primarily attributable to charge-offs of construction loans ($2.1 million), commercial and industrial loans ($1.6 million), commercial real estate loans ($1.2 million), home equity and consumer loans ($775 thousand), owner occupied real estate ($350 thousand) and the unguaranteed portion of SBA loans ($137 thousand).

The provision for credit losses was $3.6 million for the three months ended September 30, 2012 as compared to $2.9 million for the three months ended September 30, 2011.  The higher provisioning in the third quarter of 2012, as compared to the third quarter of 2011, is due to a higher allowance allocation for selected loan categories and higher net charge-offs. Net charge-offs of $2.1 million in the third quarter of 2012 represented 0.36% of average loans, excluding loans held for sale, as compared to $1.8 million or 0.36% of average loans, excluding loans held for sale, in the third quarter of 2011. Net charge-offs in the third quarter of 2012 were primarily attributable to charge-offs of construction loans ($1.5 million), owner occupied real estate ($350 thousand), home equity and consumer loans ($208 thousand), and the unguaranteed portion of SBA loans ($46 thousand).

At September 30, 2012, the allowance for credit losses represented 1.48% of loans outstanding, as compared to 1.44% at December 31, 2011, and 1.41% at September 30, 2011. The allowance for credit losses was 110% of nonperforming loans at September 30, 2012, as compared to 90% at December 31, 2011, and 91% at September 30, 2011.

Total noninterest income for the first nine months of 2012 was $15.3 million compared to $9.6 million in 2011, an increase of 59%. This increase was due primarily to a $6.1 million increase in gains realized on the sale of residential loans. Service charges on deposit accounts increased $601 thousand in 2012 as compared to 2011, a 26% increase. Other noninterest income increased by $287 thousand primarily due to other loan income and ATM fees. Investment securities gains were $765 thousand for the first nine months in 2012 as compared to $1.4 million for the same period in 2011. A $529 thousand loss on the early extinguishment of debt was recorded due to restructuring of a Federal Home Loan Bank advance. Excluding investment securities gains and the loss on the early extinguishment of debt, total noninterest income was $15.1 million for the nine months of 2012 as compared to $8.2 million for 2011, an 84% increase.

Total noninterest income for the three months ended September 30, 2012 increased to $4.9 million from $3.5 million for the three months ended September 30, 2011, a 38% increase. This increase was due primarily to an increase of $2.0 million in gains on sales of residential mortgage loans in the third quarter of 2012 as compared to the third quarter of 2011, due to substantially higher volumes of residential mortgage refinancing activity. Additionally, service charges on deposit accounts increased $108 thousand in the third quarter of 2012 as compared to the third quarter of 2011, a 12% increase due substantially to growth in the number of accounts. Investment securities gains were $464 thousand for the third quarter of 2012, as compared to investment gains of $854 thousand for the third quarter of 2011. Effectively offsetting investment gains in the third quarter of 2012 was a $529 thousand loss on the early extinguishment of debt due to restructuring of Federal Home Loan Bank advances. Excluding investment securities gains or losses and the loss on the early extinguishment of debt, total noninterest income was $4.9 million for the third quarter of 2012, as compared to $2.7 million for the third quarter of 2011, an increase of 85%.

For the first nine months of 2012, the efficiency ratio improved to 52.00% as compared to 55.92% for the same period in 2011. Total noninterest expenses were $56.2 million for the first nine months of 2012, as compared to $45.0 million for 2011, a 25% increase. Cost increases for salaries and benefits were $7.2 million primarily due to merit increases, incentive compensation and benefits increases, and to staffing increases primarily as a result of growth in residential lending, commercial lending and branch personnel. Premises and equipment expenses were $1.6 million higher due primarily to the cost of a new branch office, a new commercial lending office, two new residential lending offices and normal increases in leasing costs. Data processing costs increased by $796 thousand due to system enhancements and expanded customer transaction costs. FDIC insurance premiums were $75 thousand lower due to FDIC premium rate declines which took effect on April 1, 2011. Other expenses increased for the first nine months of 2012 versus 2011 by $1.2 million.

Total noninterest expenses were $19.1 million for the three months ended September 30, 2012, as compared to $15.7 million for the three months ended September 30, 2011, a 22% increase. Cost increases for salaries and benefits were $1.5 million, primarily due to merit and benefit cost increases, increases in incentive pay, and staffing increases primarily as a result of growth in residential lending, as well as additional commercial lending and branch personnel. Premises and equipment expenses were $623 thousand higher, due primarily to the cost of a new branch office, a new commercial lending office, two new residential lending offices and normal increases in leasing costs. Legal, accounting and professional fees increased by $342 thousand for the quarter ended September 30, 2012 compared to the same period in 2011. Other expenses increased by $222 thousand for the quarter ended September 30, 2012 compared to the same period in 2011.

The ratio of common equity to total assets increased from 6.27% at September 30, 2011 to 9.00% at September 30, 2012 due to a decrease in balance sheet leverage, reflecting primarily the issuance of 1,770,585 shares of common stock in the Company, at the market offering, for net proceeds of $28.8 million.  As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first nine months of 2012, net interest income increased 31% over the same period for 2011. Average loans increased $377 million and average deposits increased by $540 million.  The net interest margin was 4.32% for the nine months of 2012, as compared to 4.15% for the nine months of 2011.  The Company has been able to maintain its loan yields in 2012 close to 2011 levels due to loan pricing practices, and has been able to reduce its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable to peer banking companies.

Net interest income increased 31% for the three months ended September 30, 2012 over the same period for 2011. Average loans increased $379 million and average deposits increased by $448 million.  For the three months ended September 30, 2012 the net interest margin was 4.44% as compared to 3.98% for the three months ended September 30, 2011.

The tables below presents the average balances and rates of the various categories of the Company’s assets and liabilities for the three and nine months ended September 30, 2012 and 2011.  Included in the tables is a measurement of interest rate spread and margin.  Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance.  Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Consolidated Average Balances, Interest Yields And Rates (unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$137,265	$83	0.24%	$229,242	$136	0.24%
Loans held for sale (1)	158,011	1,403	3.55%	35,320	360	4.06%
Loans (1) (2)	2,346,046	33,402	5.66%	1,967,214	28,759	5.80%
Investment securities available for sale (2)	318,584	1,735	2.17%	275,213	1,469	2.12%
Federal funds sold	18,044	13	0.29%	24,779	17	0.27%
Total interest earning assets	2,977,950	36,636	4.89%	2,531,768	30,741	4.82%

Total noninterest earning assets	78,731			66,042
Less: allowance for credit losses	34,097			27,840
Total noninterest earning assets	44,634			38,202
TOTAL ASSETS	$3,022,584			$2,569,970

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$113,162	$64	0.22%	$62,610	$51	0.32%
Savings and money market	1,198,955	1,385	0.46%	874,433	2,429	1.10%
Time deposits	427,829	1,273	1.18%	596,201	2,133	1.42%
Total interest bearing deposits	1,739,946	2,722	0.62%	1,533,244	4,613	1.19%
Customer repurchase agreements	81,916	68	0.33%	135,574	212	0.62%
Other short-term borrowings	2,065	2	-	-	-	-
Long-term borrowings	48,974	536	4.28%	49,300	540	4.29%
Total interest bearing liabilities	1,872,901	3,328	0.71%	1,718,118	5,365	1.24%

Noninterest bearing liabilities:
Noninterest bearing demand	832,076			591,030
Other liabilities	11,535			8,906
Total noninterest bearing liabilities	843,611			599,936

Shareholders’ equity	306,072			251,916
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,022,584			$2,569,970

Net interest income		$33,308			$25,376
Net interest spread			4.18%			3.58%
Net interest margin			4.44%			3.98%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.4 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively.

(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$161,840	$298	0.25%	$94,665	$172	0.24%
Loans held for sale (1)	124,736	3,345	3.58%	24,809	734	3.94%
Loans (1) (2)	2,226,837	94,816	5.69%	1,849,531	80,279	5.80%
Investment securities available for sale (2)	337,325	5,279	2.09%	255,044	4,754	2.49%
Federal funds sold	18,721	41	0.29%	59,992	94	0.21%
Total interest earning assets	2,869,459	103,779	4.83%	2,284,041	86,033	5.04%

Total noninterest earning assets	76,902			67,591
Less: allowance for credit losses	32,144			26,315
Total noninterest earning assets	44,758			41,276
TOTAL ASSETS	$2,914,217			$2,325,317

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$89,529	$195	0.29%	$61,908	$163	0.35%
Savings and money market	1,139,957	4,419	0.52%	815,678	6,404	1.05%
Time deposits	485,043	4,516	1.24%	582,286	6,554	1.50%
Total interest bearing deposits	1,714,529	9,130	0.71%	1,459,872	13,121	1.20%
Customer repurchase agreements	95,644	250	0.35%	110,313	533	0.65%
Other short-term borrowings	728	2	-	29	-	-
Long-term borrowings	49,191	1,605	4.29%	49,300	1,603	4.29%
Total interest bearing liabilities	1,860,092	10,987	0.79%	1,619,514	15,257	1.26%

Noninterest bearing liabilities:
Noninterest bearing demand	756,979			471,941
Other liabilities	8,735			8,459
Total noninterest bearing liabilities	765,714			480,400

Shareholders’ equity	288,411			225,403
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,914,217			$2,325,317

Net interest income		$92,792			$70,776
Net interest spread			4.04%			3.78%
Net interest margin			4.32%			4.15%

(1)	Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.7 million and $3.1 million for the nine months ended September 30, 2012 and 2011, respectively.

(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

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

During the first nine months of 2012, the allowance for credit losses increased $5.9 million, reflecting $12.1 million in provision for credit losses and $6.1 million in net charge-offs during the period. The provision for credit losses was $12.1 million for the nine months ended September 30, 2012 as compared to $8.2 million for the nine months ended September 30, 2011.  At September 30, 2012, the allowance for credit losses represented 1.48% of loans outstanding, compared to 1.44% at December 31, 2011 and 1.41% at September 30, 2011. The higher provisioning in 2012, as compared to 2011, is attributable to higher allowance allocations for selected loan categories and higher net charge-offs in the first nine months of 2012 compared to 2011. Net charge-offs of $6.1 million represented 0.37% of average loans, excluding loans held for sale, in the first nine months of 2012, as compared to $4.4 million or 0.32% of average loans, excluding loans held for sale, for the same period of 2011.

During the three months ended September 30, 2012, the allowance for credit losses increased $1.5 million, reflecting $3.6 million in provision for credit losses and $2.1 million in net charge-offs during the period. The provision for credit losses was $3.6 million for the three months ended September 30, 2012 as compared to $2.9 million for the three months ended September 30, 2011.  The higher provisioning in the third quarter of 2012, as compared to the third quarter of 2011, is attributable to a higher allowance allocation for selected loan categories and higher net charge-offs.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

(dollars in thousands)	Nine Months Ended September 30,
	2012	2011
Balance at beginning of year	$29,653	$24,754
Charge-offs:
Commercial (1)	1,831	3,073
Investment - commercial real estate	1,189	277
Owner occupied - commercial real estate	350	-
Real estate mortgage - residential	300	95
Construction - commercial and residential	2,544	957
Construction - C&I (owner occupied)	-	-
Home equity	511	209
Other consumer	37	87
Total charge-offs	6,762	4,698

Recoveries:
Commercial (1)	69	23
Investment - commercial real estate	18	126
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	3
Construction - commercial and residential	480	170
Construction - C&I (owner occupied)	-	-
Home equity	71	2
Other consumer	2	1
Total recoveries	640	325
Net charge-offs	6,122	4,373

Additions charged to operations	12,051	8,218
Balance at end of period	$35,582	$28,599

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.37%	0.32%
(1) Includes SBA loans.

The following table reflects the allocation of the allowance for credit losses at the dates indicated.  The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2012		December 31, 2011		September 30, 2011
(dollars in thousands)
	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial	$9,368	23%	$9,609	23%	$8,843	23%
Investment - commercial real estate	8,723	39%	7,304	37%	7,660	38%
Owner occupied - commercial real estate	2,491	13%	1,898	12%	1,997	12%
Real estate mortgage - residential	-	2%	399	2%	-	2%
Construction - commercial and residential	12,580	18%	7,862	19%	7,783	18%
Construction - C&I (owner occupied)	423	-	684	2%	645	2%
Home equity	1,702	4%	1,528	5%	1,601	5%
Other consumer	295	-	369	-	70	-
Unallocated	-	-	-	-	-	-
Total loans	$35,582	100%	$29,653	100%	$28,599	100%
(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings and other real estate owned, totaled $37.3 million at September 30, 2012, representing 1.25% of total assets, as compared to $36.0 million of nonperforming assets, or 1.27% of total assets, at December 31, 2011 and  $34.4 million of nonperforming assets, or 1.07%  (1.32% excluding the effect of the settlement deposit) of total assets, at September 30, 2011. The Company had no accruing loans 90 days or more past due at September 30, 2012, December 31, 2011 or September 30, 2011. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.48% of total loans at September 30, 2012 is adequate to absorb potential credit losses within the loan portfolio at that date.

Included in nonperforming assets are loans that the Company considers impaired. Impaired loans are defined as those which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a troubled debt restructuring ("TDR") which have not shown a period of performance as required under applicable accounting standards. Valuation allowances for those loans determined to be impaired are evaluated in accordance with ASC Topic 310—“Receivables,” and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan is determined by current appraised value less estimated costs to sell the underlying collateral, which may be adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi-unit real estate project may indicate the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans are updated on a not less than annual basis.

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had five TDRs totaling $10.0 at September 30, 2012, of which three loans totaling approximately $8.8 million were performing TDRs. During the third quarter of 2012, there were no defaults on restructured loans; however, during the first three months of 2012, two TDRs totaling approximately $1.2 million defaulted on their restructured loans.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  The two nonperforming TDRs were reclassified to nonperforming loans as of March 31, 2012 and remain classified as such as of September 30, 2012. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified into a TDR during the nine months ended September 30, 2012 and September 30, 2011.

Total nonperforming loans amounted to $32.4 million at September 30, 2012 (1.35% of total loans), compared to $32.8 million at December 31, 2011 (1.59% of total loans) and $31.4 million at September 30, 2011 (1.55% of total loans).  The decrease in the ratio of nonperforming loans to total loans at September 30, 2012 as compared to September 30, 2011, is due to an increase in the total loan portfolio.

Included in nonperforming assets at September 30, 2012 were $4.9 million of OREO, consisting of ten foreclosed properties. The Company had eleven foreclosed properties with a net carrying value of $3.2 million at December 31, 2011 and nine foreclosed properties with a net carrying value of $2.9 million at September 30, 2011.  OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first nine months of 2012, five foreclosed properties with a net carrying value of $875 thousand were sold for a net gain of $26 thousand.

The following table shows the amounts of nonperforming assets at the dates indicated.

	September 30,		December 31,
	2012	2011	2011
(dollars in thousands)
Nonaccrual Loans:
Commercial	$5,282	$5,740	$5,718
Investment - commercial real estate	3,647	4,412	7,662
Owner occupied - commercial real estate	2,374	1,080	282
Real estate mortgage - residential	713	1,049	1,041
Construction - commercial and residential	19,730	18,481	17,459
Construction - C&I (owner occupied)	-	-	-
Home equity	670	664	624
Other consumer	7	8	8
Accrual loans-past due 90 days:
Commercial	-	-	-
Investment - commercial real estate	-	-	-
Other consumer	-	-	-
Total nonperforming loans (1)	32,423	31,434	32,794
Other real estate owned	4,923	2,941	3,225
Total nonperforming assets	$37,346	$34,375	$36,019

Coverage ratio, allowance for credit losses to total nonperforming loans	109.74%	90.98%	90.42%
Ratio of nonperforming loans to total loans	1.35%	1.55%	1.59%
Ratio of nonperforming assets to total assets	1.25%	1.07%	1.27%

(1) Excludes performing TDRs totaling $8.8 million at September 30, 2012, $13.9 million at December 31, 2011 and $3.1 million at September 30, 2011.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At September 30, 2012, there were $37.2 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $37.2 million in potential problem loans at September 30, 2012 compared to $23.5 million at December 31, 2011, and $26.2 million at September 30, 2011.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, loss on early extinguishment of debt, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the first nine months of 2012 was $15.3 million compared to $9.6 million in 2011, an increase of 59%. This increase was due primarily to a $6.1 million increase in gains realized on the sale of residential loans. Service charges on deposit accounts increased $601 thousand in 2012 as compared to 2011, a 26% increase. Other noninterest income increased by $287 thousand primarily due to other loan income and ATM fees. Investment securities gains were $765 thousand for the first nine months in 2012 as compared to $1.4 million for the same period in 2011. A $529 thousand loss on the early extinguishment of debt was recorded due to restructuring of a Federal Home Loan Bank advance. Excluding investment securities gains and the loss on the early extinguishment of debt, total noninterest income was $15.1 million for the nine months of 2012 as compared to $8.2 million for 2011, an 84% increase.

Total noninterest income for the three months ended September 30, 2012 increased to $4.9 million from $3.5 million for the three months ended September 30, 2011, a 38% increase. This increase was due primarily to an increase of $2.0 million in gains on sales of residential mortgage loans in the third quarter of 2012 as compared to the third quarter of 2011, due to substantially higher volumes of residential mortgage refinancing activity. Additionally, service charges on deposit accounts increased $108 thousand in the third quarter of 2012 as compared to the third quarter of 2011, a 12% increase due substantially to growth in the number of accounts. Investment securities gains were $464 thousand for the third quarter of 2012, as compared to investment gains of $854 thousand for the third quarter of 2011. Effectively offsetting investment gains in the third quarter of 2012 was a $529 thousand loss on the early extinguishment of debt due to restructuring of Federal Home Loan Bank advances. Excluding investment securities gains or losses and the loss on the early extinguishment of debt, total noninterest income was $4.9 million for the third quarter of 2012, as compared to $2.7 million for the third quarter of 2011, an increase of 85%.

For the nine months ended September 30, 2012, service charges on deposit accounts increased to $2.9 million from $2.3 million in the same period in 2011, an increase of 26%. For the three months ended September 30, 2012, service charges on deposit accounts increased $108 thousand, an increase of 12% from the same three month period in 2011. The increase for the nine and three month periods was due primarily to growth in the number of accounts.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $9.5 million for the nine months ended September 30, 2012 compared to $3.4 million in the same period in 2011, due to the continued expansion of the residential mortgage origination and sales division and to higher refinancing volume due to lower market interest rates. For the three months ended September 30, 2012 and 2011 gains on the sales of residential mortgages were $3.0 million and $1.0 million, respectively. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases.  There were no repurchases due to fraud by the borrower during the nine months ended September 30, 2012.  The reserve amounted to $172 thousand at September 30, 2012 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $389 thousand and $130 thousand for the nine and three months ended September 30, 2012 compared to $448 thousand and $72 thousand  for the same nine and three month periods in 2011. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Other income totaled $2.0 million for the nine months ended September 30, 2012 as compared to $1.7 million for the same period in 2011, an increase of 17%. ATM fees increased from 541 thousand for the nine months ended September 30, 2011 to $706 thousand for the same period in 2012, a 30% increase. SBA servicing fees decreased from $165 thousand for the nine months ended September 30, 2011 to $154 thousand for the same period in 2012, a 6% decrease. Noninterest loan fees increased from $725 thousand for the nine months ended September 30, 2011 to $833 thousand for the same period in 2012, a 15% decrease. Other noninterest fee income was $312 thousand for the nine months ended September 30, 2012 compared to $287 thousand for the same period in 2011, a 9% increase. Other income totaled $684 thousand for the three months ended September 30, 2012 as compared to $612 thousand for the same period in 2011, an increase of 12%. ATM fees increased from $193 thousand for the three months ended September 30, 2011 to $239 thousand for the same period in 2012, a 24% increase. SBA servicing fees decreased from $62 thousand for the three months ended September 30, 2011 to $41 thousand for the same period in 2012, a 34% decrease. Noninterest loan fees increased from $188 thousand for the three months ended September 30, 2011 to $324 thousand for the same period in 2012, a 73% increase. Other noninterest fee income was $80 thousand for the three months ended September 30, 2012 compared to $169 thousand for the same period in 2011, a 52% decrease.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expenses were $56.2 million for the nine months ended September 30, 2012, as compared to $45.0 million for the nine months ended September 30, 2011, a 25% increase. Total noninterest expenses were $19.1 million for the three months ended September 30, 2012, as compared to $15.7 million for the three months ended September 30, 2011, a 22% increase.

Salaries and employee benefits were $31.5 million for the nine months ended September 30, 2012, as compared to $24.3 million for 2011, a 30% increase. Salaries and employee benefits were $10.8 million for the three months ended September 30, 2012, as compared to $9.2 million for 2011, a 17% increase. Cost increases for salaries and benefits for both the nine and three month periods were primarily due to merit increases, incentive compensation and benefits increases, including staffing increases primarily as a result of growth in the residential lending division as well as additional lending and branch personnel. At September 30, 2012, the Company’s staff numbered 394, as compared to 335 at December 31, 2011 and 322 at September 30, 2011.

Premises and equipment expenses amounted to $7.5 million for the nine months ended September 30, 2012 as compared to $6.0 million for the same period in 2011, a 26% increase. Premises and equipment expenses amounted to $2.6 million for the three months ended September 30, 2012 as compared to $1.9 million for the same period in 2011, a 32% increase.  For both the nine and three month periods premises and equipment expenses were higher due primarily to the cost of new branch office, a new commercial lending office, two new residential lending offices and normal increases in leasing costs. Additionally, for the nine and three months ended September 30, 2012, the Company recognized $72 thousand and $25 thousand of sublease revenue as compared to $253 thousand and $93 thousand for the same period in 2011. The sublease revenue is a direct offset of premises and equipment expenses.

Marketing and advertising expenses increased from $1.2 million for the nine months ended September 30, 2011 to $1.3 million for the same period in 2012, a 10% increase. Marketing and advertising expenses increased from $234 thousand for the three months ended September 30, 2011 to $497 thousand for the same period in 2012, a 112% increase.  The primary reasons for the increase in both the nine and three month periods were due to additional advertising expenses incurred in 2012 for general branding purposes, such as online advertisements, as well as increased print advertising for residential mortgage lending and other business lines.

Data processing expenses increased from $2.5 million for the nine months ended September 30, 2011 to $3.3 million in the same period in 2012, a 32% increase. Data processing expenses increased from $876 thousand for the three months ended September 30, 2011 to $1.1 million in the same period in 2012, a 22% increase. The increase in expense for both the nine and three month periods was due to system enhancements , new offices and expanded customer transaction costs.

Legal, accounting and professional fees increased from $2.9 million for the nine months ended September 30, 2011 to $3.3 million in the same period in 2012, a 16% increase. Legal, accounting and professional fees increased from $731 thousand for the three months ended September 30, 2011 to $1.1 million in the same period in 2012, a 47% increase. The increases for both the nine and three month periods were due to professional fees.

FDIC insurance premiums were $1.5 million for the nine months ended September 30, 2012, as compared to $1.6 million in 2011, a 5% decrease. FDIC insurance premiums were $485 thousand for the three months ended September 30, 2012, as compared to $285 thousand in 2011, a 70% increase. The quarter over quarter increase is due to the increase in average assets which is a key driver in calculating the amount of insurance premiums.  FDIC insurance premiums were lower for the nine month period in 2012 as compared to 2011 due to a reduction in FDIC premium rates which took effect on April 1, 2011.

For the nine months ended September 30, 2012, other expenses amounted to $7.7 million as compared to $6.5 million for the same period in 2011, an increase of 19%. For the three months ended September 30, 2012, other expenses amounted to $2.6 million as compared to $2.4 million for the same period in 2011, an increase of 9%. The major components of cost in this category include insurance expenses, deposit fees, telephone, director fees, OREO expenses and other losses.  The increase for the nine month period ended September 30, 2012 compared to the same period in 2011, was primarily due to an increase of $717 thousand of other losses and an increase of $601 thousand in deposit fees partially offset by a decrease of $310 thousand of merger related expenses for a terminated transaction and $244 thousand of related expenses for the operations of OREO properties.   The increase for the three month period ended September 30, 2012 compared to the same period in 2011, was primarily due to $172 thousand of deposit fees and $132 thousand of telephone expenses offset by a decrease of $267 thousand of merger related expenses for a terminated transaction.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 37.0% for the nine months ended September 30, 2012 as compared to 36.1% for the same period in 2011.  For the third quarter of 2012 the effective tax rate was 37.2% compared to 36.8% for the same period in 2011. The higher effective tax rate for both the nine and three month periods relates to a higher marginal tax rate resulting from a higher level of income.

FINANCIAL CONDITION

Summary

At September 30, 2012, total assets were $2.98 billion, compared to $2.83 billion at December 31, 2011, a 5% increase. As compared to September 30, 2011, total assets at September 30, 2012 decreased by $244 million, an 8% decrease.  Excluding the effect of the settlement deposit, total assets increased by $376 million, a 14% increase. Total loans (excluding loans held for sale) were $2.40 billion at September 30, 2012 compared to $2.06 billion at December 31, 2011, a 17% increase. As compared to September 30, 2011, total loans at September 30, 2012 increased by $368 million, an 18% increase. Total deposits were $2.51 billion at September 30, 2012, compared to deposits of $2.39 billion at December 31, 2011, a 5% increase. As compared to September 30, 2011, total deposits at September 30, 2012 decreased by $232 million, a 9% decrease. Excluding the effect of the settlement deposit, total deposits increased $388 million, an 18% increase. Loans held for sale amounted to $171.2 million at September 30, 2012 as compared to $176.8 million at December 31, 2011 and $107.9 million at September 30, 2011. The investment portfolio totaled $296.4 million at September 30, 2012, a 6% decrease from the $313.8 million balance at December 31, 2011. As compared to September 30, 2011, the investment portfolio at September 30, 2012 increased by $4.0 million, a 1% increase. Total borrowed funds (excluding customer repurchase agreements) were stable at $49.3 million at September 30, 2012, December 31, 2011 and September 30, 2011. Total shareholders’ equity increased to $324.4 million at September 30, 2012, compared to $266.7 million and $258.5 million at December 31, 2011 and September 30, 2011, respectively.

Loans, net of amortized deferred fees and costs, at September 30, 2012, December 31, 2011 and September 30, 2011 by major category are summarized below.

	September 30, 2012		December 31, 2011		September 30, 2011
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$534,133	23%	$478,886	23%	$470,103	23%
Investment - commercial real estate (1)	942,770	39%	756,645	37%	772,728	38%
Owner occupied - commercial real estate	306,148	13%	250,174	12%	245,497	12%
Real estate mortgage - residential	57,952	2%	39,552	2%	37,662	2%
Construction - commercial and residential (1)	437,954	18%	395,267	19%	374,394	18%
Construction - C&I (owner occupied) (1)	14,739	1%	34,402	2%	31,035	2%
Home equity	98,930	4%	97,103	5%	94,008	5%
Other consumer	5,043	-	4,227	-	4,218	-
Total loans	2,397,669	100%	2,056,256	100%	2,029,645	100%
Less: Allowance for Credit Losses	(35,582)		(29,653)		(28,599)
Net loans	$2,362,087		$2,026,603		$2,001,046

(1) Includes loans for land acquisition and development.

In its lending activities, the Company seeks to develop substantial relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

Loan growth over the past nine months has been favorable, with loans outstanding reaching $2.40 billion at September 30, 2012, an increase of $341 million or 17% as compared to $2.06 billion at December 31, 2011, and increased $368 million or 18% as compared to $2.03 billion at September 30, 2011. The loan growth was predominantly in the investment and owner occupied - commercial real estate segments.  Traditional sources of credit for commercial real estate transactions remain constrained and the Bank has been able to capitalize on this environment and acquire significant new customers because of the Bank’s ability and willingness to lend.  Commercial real estate leasing in the Bank’s market area has held up far better than in other markets and values have generally seen only minor declines.  Meanwhile, multi-family properties in a number of sub-markets within the Bank’s market area are experiencing normalized vacancy rates, indicating a balance of supply and demand.  Construction loans increased year over year as demand for new construction loans have begun to return and the Bank is selectively evaluating projects. Commercial loan growth has picked up as several sizeable relationships were captured from other banks in the market. Consumer loan balances, a relatively minor focus of the Company’s lending efforts, were essentially unchanged.

               The Bank has a large proportion of its loan portfolio related to real estate with 73% of total loans consisting of owner occupied and investment commercial real estate, real estate mortgage, residential and commercial and residential construction loans. Real estate also serves as collateral for loans made for other purposes, resulting in 80% of loans being secured by real estate.

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

For the nine months ended September 30, 2012, noninterest bearing deposits increased $108 million as compared to December 31, 2011, while interest bearing deposits decreased by $15 million during the same period. Average total deposits for the nine months of 2012 were $2.47 billion, as compared to $1.93 billion for the same period in 2011, a 28% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”) , which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits.  At September 30, 2012, total deposits included $345.5 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 14% of total deposits. At December 31, 2011, total time deposits (excluding the CDARS and ICS two-way) included $263.3 million of brokered deposits, which represented 11% of total deposits.  The CDARS and ICS two-way component represented $94.1 million or 4% of total deposits and $84.2 million or 4% of total deposits at September 30, 2012 and December 31, 2011, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank.

At September 30, 2012, the Company had $796.7 million in noninterest bearing demand deposits, representing 32% of total deposits. This compared to $688.5 million of these deposits at December 31, 2011 or 29% of total deposits.  These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses.  To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the longer-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank is prepared to evaluate options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated, as the payment of interest on accounts will not permit those business checking accounts above $250,000 to receive deposit insurance, a factor deemed important.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) provides for temporary unlimited deposit insurance coverage for noninterest bearing demand deposit accounts through December 31, 2012, at no additional premium to the bank holding the deposit, regardless of the amount of deposits maintained by a customer in the noninterest bearing demand account, or in other accounts at an insured depositary institution. If Congress does not extend this unlimited deposit insurance coverage provision, then deposits in such accounts in excess of the generally applicable $250,000 coverage limit will no longer be insured. In the absence of such insurance, customers who would have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder, or “too big to fail” or could elect to use other non-deposit funding products, such as repurchase agreements, that would require the Bank to pay interest and to provide securities as collateral for the Bank’s repurchase obligation. At September 30, 2012, the Bank had approximately $660.5 million of deposits in noninterest bearing demand accounts with balances in excess of $250,000, representing approximately 26% of our total deposits.

While we believe that our strong earnings, capital position, relationship banking model and reputation as a safe and sound institution would mitigate the risk of lost deposits if unlimited insurance coverage for these accounts is not extended, there can be no assurance that that we will not have to replace a significant amount of deposits with alternative funding sources, such as repurchase agreements, federal funds lines, certificates of deposit, brokered deposits, other categories of interest bearing deposits and FHLB borrowings, all of which are more expensive than noninterest bearing deposits. While we believe that we would be able to maintain adequate liquidity at reasonable cost, the loss of a significant amount of noninterest bearing deposits could have a material adverse effect on our earnings, net interest margin, rate of growth and stock price. If unlimited deposit insurance coverage is extended on a basis that calls for additional premiums, our earnings, net interest margin, rate of growth and stock price could be adversely affected.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $75.4 million at September 30, 2012 compared to $103.4 million at December 31, 2011. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Bank had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at September 30, 2012 and December 31, 2011. The Bank had $40.0 million of borrowings outstanding under its credit facility from the FHLB at September 30, 2012 and December 31, 2011. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential and commercial mortgage and home equity loan portfolios.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $40 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at September 30, 2012 or December 31, 2011. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company has issued an aggregate of $9.3 million of subordinated notes, due 2016. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank.  The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand.  These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $40 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at September 30, 2012. Additionally, the Bank can purchase up to $87.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at September 30, 2012 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $444.8 million, against which there was $42.6 million outstanding at September 30, 2012. The Bank has a commitment at September 30, 2012 from the Promontory Interfinancial Network to place up to $200 million of brokered deposits from its Insured Network Deposit (“IND”) program with the Bank in amounts requested by the Bank, as compared to an actual balance of $148.7 million at September 30, 2012. At September 30, 2012, the Bank was also eligible to make advances from the FHLB up to $420.1 million based on collateral at the FHLB, of which $40.0 million was outstanding at September 30, 2012. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $228.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated, except for periodic testing, that this facility would be utilized for contingency funding only.

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

At September 30, 2012, under the Bank’s liquidity formula, it had $1.31 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at September 30, 2012 are as follows:

(dollars in thousands)
Unfunded loan commitments	$653,624
Unfunded lines of credit	73,339
Letters of credit	44,966
Total	$771,929

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

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives. During the three months ended September 30, 2012, the Company was able to both increase its net interest income and manage its overall interest rate risk position.

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining  its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should rates remain at current levels and has been managing the investment portfolio to mitigate extension risk in that same portfolio should rates increase. In the third quarter of 2012, the investment portfolio balance declined due primarily to sales of US Agency bonds with maturities up to three years. These issues were sold in late July 2012 at a substantial gain as the overall market at that time was very strong.  Reinvestment of sale proceeds has been delayed due to the use of funds moving to residential mortgage loans held for sale, which increased by $68.4 million in the third quarter. Purchases in the investment portfolio during the third quarter were into a combination of pass-through and structured mortgaged backed securities and high quality Municipal securities. The duration of the investment portfolio increased to 3.6 years at September 30, 2012 from 3.4 years at December 31, 2011, due substantially to a higher mix of Municipal securities. In the loan portfolio, the re-pricing duration of the portfolio was 26 months at September 30, 2012, as compared to 24 months at December 31, 2011, with fixed rate loans amounting to 43% of total loans at September 30, 2012 (40% at December 31, 2011 and 38% at September 30, 2011) and variable and adjustable rate loans at 57% of total loans at September 30, 2012 (60% at December 31, 2011 and 62% at September 30, 2011). Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, since December 31, 2011, the duration of the portfolio has increased slightly to 37 months at September 30, 2012, as compared to 36 months at December 31, 2011 and 33 months at September 30, 2011. The change since December 31, 2011 was due substantially to a higher mix of noninterest bearing and money market accounts, as compared to shorter duration time deposits. The growth of core deposits, which enhance franchise value and provide a stable funding source, has been a major objective which has been met by the Company, adding average liquidity and enhanced asset sensitivity to the balance sheet at September 30, 2012 as compared to September 30, 2011.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans has been increasing. A disciplined approach to loan pricing, together with loans floors existing in 49% of total loans, has resulted in less pressure on loan yields over the past twelve months, as average loan yields have declined by just 14 basis points in the third quarter of 2012 as compared to the third quarter in 2011.  Subject to floor interest rates, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before tax on the investment portfolio increased to $10.0 million at September 30, 2012 from $8.1 million at December 31, 2011, with $464 thousand of realized gains recorded for the quarter ended September 30, 2012. Gains were realized during the third quarter of 2012 to take advantage of a very strong bond market in late July 2012.

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

For the analysis presented below, at September 30, 2012, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at September 30, 2012 shows a moderate effect on net interest income (over the next 12 months) as well as to the economic value of equity when interest rates are shocked both down 100, and 200 basis points and up 100, 200, 300, and 400 basis points due substantially to the significant level of variable rate and repriceable assets and liabilities. The repricing duration of the investment portfolio at September 30, 2012 is 3.6 years, the loan portfolio 2.1 years, the interest bearing deposit portfolio 3.1 years and the borrowed funds portfolio 1.7 years.

The following table reflects the result of simulation analysis on the September 30, 2012 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+6.4%	+13.8%	-2.5%
+300	+3.2%	+7.1%	-2.9%
+200	+0.3%	+0.6%	-2.9%
+100	-1.0%	-2.1%	-1.9%
0	-	-	-
-100	-0.5%	-1.1%	-7.6%
-200	-1.1%	-2.3%	-6.8%

The results of simulation are within the policy limits adopted by the Company.  For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 20% for a 300 basis point change and 25% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at September 30, 2012 are not considered to be material. The negative impact of -1.0% in net interest income and -2.1% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio.

In the third quarter of 2012, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the lower level of asset liquidity at September 30, 2012 as compared to December 31, 2011, the interest rate risk position at September 30, 2012 was similar to the interest rate risk position at December 31, 2011. As compared to December 31, 2011, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale declined by $182 million at September 30, 2012.

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

For the third quarter of 2012, average market interest rates decline  as compared to the third quarter of 2011 and the yield curve flattened considerably. The average two year U.S. Treasury rate declined by 2 basis points and the average ten year U.S. Treasury rate declined by 78 basis points. In that environment, the Company’s net interest spread increased by 29 basis points for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The Company believes that the change in the net interest spread for the three months ended September 30, 2012 as compared to the third quarter of 2011 has been consistent with its quarterly risk analysis at December 31, 2011.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 86% of the Company’s revenue for the third quarter of 2012, as compared to 88% of the Company’s revenue for the third quarter of 2011.

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

At September 30, 2012, the Company had a positive GAP position of approximately $419 million or 14.0% of total assets out to three months and a positive cumulative GAP position of $379 million or 12.7% of total assets out to 12 months; as compared to a positive GAP position of approximately $434 million or 15.3% of total assets out to three months and a positive cumulative GAP position of approximately $407 million or 14.4% out to 12 months at December 31, 2011. The change in the positive GAP position at September 30, 2012, as compared to December 2011, was due substantially to the lower amount of asset liquidity on the balance sheet. The change in the GAP position at September 30, 2012 as compared to December 31, 2011 is not judged material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optimality within the balance sheet.   The current position is within guideline limits established by the ALCO.

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

GAP Analysis
September 30, 2012

(dollars in thousands)
Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$23,932	$33,007	$85,834	$56,811	$108,810	$308,394
Loans (1)(2)	1,408,757	218,788	480,504	303,531	157,330	2,568,910
Fed funds and other short-term investments	50,925	-	-	-	-	50,925
Other earning assets	14,036	-	-	-	-	14,036
Total	$1,497,650	$251,795	$566,338	$360,342	$266,140	$2,942,265	$33,923	$2,976,188

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$21,285	$63,854	$170,276	$170,277	$370,962	$796,654
Interest bearing transaction	79,030	-	16,936	16,935	-	112,901
Savings and money market	826,626	-	177,134	177,134	-	1,180,894
Time deposits	66,557	228,117	118,891	10,975	-	424,540
Customer repurchase agreements and fed
funds purchased	75,368	-	-	-	-	75,368
Other borrowings	10,000	-	-	9,300	30,000	49,300
Total	$1,078,866	$291,971	$483,237	$384,621	$400,962	$2,639,657	$12,132	$2,651,789
GAP	$418,784	$(40,176)	$83,101	$(24,279)	$(134,822)	$302,608
Cumulative GAP	$418,784	$378,608	$461,709	$437,430	$302,608

Cumulative gap as percent of total assets	14.07%	12.72%	15.51%	14.70%	10.17%
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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years.  Commercial real estate loans and construction, land and land development loans represent 425% and 153%, respectively of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.  Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $40 million for working capital purposes, to finance capital contributions to the Bank and ECV. The credit facility is secured by a first lien on a portion of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.75%. Interest is payable on a monthly basis. There were no amounts outstanding under this credit at September 30, 2012 and December 31, 2011.

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

Between May 1, 2012 and September 30, 2012, the Company sold an aggregate of 1,770,585 shares of common stock in an at the market offering, at an average weighted price of $16.88 per share, for proceeds of approximately $28.8 million, net of commissions  of  approximately  $1 million.  Subsequent to September 30, 2012, the Company sold an additional 281,489 shares of common stock, at an average weighted price of $18.17 per share, for proceeds of approximately $4.9 million, net of commissions of approximately $179 thousand.  No further shares may be sold under this offering.

On October 26, 2012, the Company entered into an Underwriting Agreement with Sandler O’Neill, pursuant to which it would sell an additional 552, 012 shares of common stock at $18.25 per share.  This offering closed on October 31, 2012 with the Company receiving net proceeds of approximately $9.7 million, net of underwriting discounts.

The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. The dividend rate for the first five dividend periods was one percent (1%). For the sixth through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change if any, in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than ten percent (10%), then the dividend rate payable on the Series B Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%).

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

The actual capital amounts and ratios for the Company and Bank as of September 30, 2012, December 31, 2011 and September 30, 2011 are presented in the table below.

					For Capital	To Be Well
	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *

As of September 30, 2012
Total capital (to risk weighted assets)	$355,659	12.24%	$318,272	11.01%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	312,465	10.76%	282,600	9.77%	4.0%	6.0%
Tier 1 capital (to average assets)	312,465	10.36%	282,600	9.41%	3.0%	5.0%

As of December 31, 2011
Total capital (to risk weighted assets)	$292,137	11.84%	$273,383	11.13%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	254,850	10.33%	243,553	9.92%	4.0%	6.0%
Tier 1 capital (to average assets)	254,850	8.21%	243,553	7.88%	3.0%	5.0%

As of September 30, 2011
Total capital (to risk weighted assets)	$284,160	12.11%	$263,616	11.29%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	246,125	10.49%	234,911	10.06%	4.0%	6.0%
Tier 1 capital (to average assets)	246,125	9.61%	234,911	9.21%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.  At September 30, 2012 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Use of Non-GAAP Financial Measures

The Company considers the following non-GAAP measurements useful for investors, regulators, management and others to evaluate capital adequacy and to compare against other financial institutions. The table below provides a reconciliation of these non-GAAP financial measures with financial measures defined by GAAP.

(1)
Tangible common equity to tangible assets (the "tangible common equity ratio") and tangible book value per common share are non-GAAP financial measures derived from GAAP-based amounts. The Company calculates the tangible common equity ratio by excluding the balance of intangible assets from common shareholders' equity and dividing by tangible assets. The Company calculates tangible book value per common share by dividing tangible common equity by common shares outstanding, as compared to book value per common share, which the Company calculates by dividing common shareholders' equity by common shares outstanding. The Company considers this information important to shareholders' as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk based ratios.

(2)	Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(3)
The reported GAAP figures below have been adjusted for the $620 million settlement deposit received in connection with a class action settlement September 13, 2011 and which was disbursed by year end 2011.  In the interim, the deposit was invested in excess reserves at the Federal Reserve. As the magnitude of the deposit distorts the operational results of the Company, the GAAP reconciliation below and in the accompanying text certain performance ratios excluding the effect of this deposit. The settlement deposit resulted in approximately $72,000 of interest income and $30,000 of income, net of tax, during the three and nine months periods ended September 30, 2011. The Company considers this information important to enable shareholders and other interested parties to assess the core operational performance of the Company.

GAAP Reconciliation
(dollars in thousands except per share data)
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2012	December 31, 2011	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Nonperforming assets	$37,346		$34,375
Total assets	2,976,188		3,219,746
Nonperforming assets to total assets	1.25%		1.07%
Total assets	$2,976,188		$3,219,746
Less: settlement deposit	-		(620,000)
Adjusted total assets	$2,976,188		$2,599,746
Nonperforming assets	$37,346		$34,375
Adjusted total assets	2,976,188		2,599,746
Nonperforming assets to total adjusted assets	1.25%		1.32%
Total deposits	$2,514,989		$2,747,349
Less: settlement deposit	-		(620,000)
Adjusted total deposits	$2,514,989		$2,127,349
Common shareholders' equity	$267,799	$210,111	$201,862
Less: Intangible assets	(3,895)	(4,145)	(4,154)
Tangible common equity	$263,904	$205,966	$197,708

Book value per common share	$12.15	$10.53	$10.15
Less: Intangible book value per common share	(0.18)	(0.21)	(0.21)
Tangible book value per common share	$11.97	$10.32	$9.94

Total assets	$2,976,188	$2,831,255	$3,219,746
Less: Intangible assets	(3,895)	(4,145)	(4,154)
Tangible assets	$2,972,293	$2,827,110	$3,215,592
Tangible common equity ratio	8.88%	7.29%	6.15%

GAAP Reconciliation
(dollars in thousands except per share data)

	Three Months Ended September 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Total interest earning assets	$2,977,950	$36,636	4.89%	$2,531,768	$30,741	4.82%
Less: settlement deposit	-	-	-	(114,000)	(72)	-0.25%
Adjusted interest earning assets	$2,977,950	$36,636	4.89%	$2,417,768	$30,669	5.03%

Total interest bearing liabilities	$1,872,901	$3,328	0.71%	$1,718,118	$5,365	1.24%

Adjusted interest spread			4.18%			3.79%
Adjusted interest margin			4.44%			4.15%

	Nine Months Ended September 30,
	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Total interest earning assets	$2,869,459	$103,779	4.83%	$2,284,041	$86,033	5.04%
Less: settlement deposit	-	-	-	(38,000)	(72)	-0.25%
Adjusted interest earning assets	$2,869,459	$103,779	4.83%	$2,246,041	$85,961	5.12%

Total interest bearing liabilities	$1,860,092	$10,987	0.79%	$1,619,514	$15,257	1.26%

Adjusted interest spread			4.04%			3.86%
Adjusted interest margin			4.32%			4.21%

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$25,091	$17,384	$9,675	$6,494
Less: settlement deposit	-	(30)	-	(30)
Adjusted net income	$25,091	$17,354	$9,675	$6,464

Average total assets	2,914,217	2,325,317	3,022,584	2,569,970
Less: settlement deposit	-	(38,000)	-	(114,000)
Adjusted average total assets	2,914,217	2,287,317	3,022,584	2,455,970

Adjusted return on average assets	1.15%	1.01%	1.27%	1.04%

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (2)
3.3	Bylaws of the Company (3)
4.1	Warrant to Purchase Common Stock (4)
4.2	Form of Subordinated Note due 2016(5)
10.1	1998 Stock Option Plan (6)
10.2	Employment Agreement, dated September 1, 2011, between James H. Langmead and the Bank (7)

10.3	Employment Agreement, dated September 1, 2011, between Thomas D. Murphy and the Bank (8)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (9)
10.5	Employment Agreement, dated September 1, 2011, between Susan G. Riel and the Bank (10)
10.6	Fee Agreement between Robert P. Pincus and the Company (11)
10.7	2006 Stock Plan (12)
10.8	Employment Agreement, dated September 1, 2011, among Michael T. Flynn the Company and the Bank (13)
10.9	Employment Agreement, dated September 1, 2011, between Laurence E. Bensignor and the Bank (14)
10.10	Employment Agreement, dated September 1, 2011, between the Bank and Janice Williams (15)
10.11	2012 Senior Executive Incentive Plan (16)
10.12	Eagle Bancorp, Inc. 2011 Employee Stock Purchase Plan (17)
10.13	Employment Agreement dated as of February 23, 2012, between the Bank and Antonio F. Marquez (18)

11	Statement Regarding Computation of Per Share Income
See Note 5 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i)	the Consolidated Statement of Financial Position at September 30, 2012, December 31, 2011and September 30, 2011

(ii)	the Consolidated Statement of Earnings for three and nine month periods ended September 30, 2012 and 2011

(iii)	the Consolidated Statement of Comprehensive Income for three and nine month periods ended September 30, 2012 and 2011

(iv)	the Consolidated Statement of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2012 and 2011

(v)	the Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011

(vi)	the Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2011.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.
(4)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(11)	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-150763)
(12)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)
(13)	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 23, 2011
(14)	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 23, 2011.
(15)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 23, 2011.
(16)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(17)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-175966).
(18)	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 7, 2012	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive
Officer of the Company

Date: November 7, 2012	By:	s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief
Financial Officer of the Company