Form 10-K
period 2012-12-31
EAGLE BANCORP INC
filed 2013-03-18
CIK 1050441

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2012 was approximately $265.3 million.

        As of March 13, 2013, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 23,387,556.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2013 are incorporated by reference in part III hereof.

 EAGLE BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1.    BUSINESS

        Eagle Bancorp, Inc. (the "Company"), headquartered in Bethesda, Maryland, was incorporated under the laws of the State of Maryland on October 28, 1997, to serve as the bank holding company for EagleBank (the "Bank"). The Company was formed by a group of local businessmen and professionals with significant prior experience in community banking in the Company's market area, together with an experienced community bank senior management team. The Company has one direct non-banking subsidiary, Eagle Commercial Ventures, LLC ("ECV"), which provides subordinated financing for the acquisition, development and construction of real estate projects.

        The Bank, a Maryland chartered commercial bank, which is a member of the Federal Reserve System, is the Company's principal operating subsidiary. It commenced banking operations on July 20, 1998. As of December 31, 2012, the Bank operated seventeen offices: seven in Montgomery County, Maryland located in Rockville (three), Bethesda, Silver Spring, Potomac and Chevy Chase; five located in the District of Columbia; and five in Northern Virginia located in Tysons Corner, Ballston, Rosslyn, Reston and Merrifield. The Bank plans to open an additional office projected to open in Alexandria, Virginia in March 2013. The Bank seeks additional banking offices consistent with its strategic plan, although there can be no assurance that the Bank will establish any additional offices, or that any branch office will prove to be profitable.

        The Bank has two direct subsidiaries: Bethesda Leasing, LLC and Eagle Insurance Services, LLC. Bethesda Leasing, LLC holds title to and operates real estate owned acquired through foreclosure. Eagle Insurance Services, LLC facilitates the placement of commercial and retail insurance products through a referral arrangement with The Meltzer Group, a large well known insurance brokerage within the Company's market area.

        The Bank operates as a community bank alternative to the super-regional financial institutions which dominate its primary market area. The cornerstone of the Bank's philosophy is to provide superior, personalized service to its clients. The Bank focuses on relationship banking, providing each client with a number of services, familiarizing itself with, and addressing itself to, client needs in a proactive, personalized fashion. Management believes that the Bank's target market segments, small to medium-sized for profit and non-profit businesses and the consumer base working or living in and near of the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and proactive personal service that form the basis for the Bank's business development strategies.

        Description of Services.    The Bank offers a full range of commercial banking services to its business and professional clients, as well as complete consumer banking services to individuals living or working in the service area. The Bank emphasizes providing commercial banking services to sole proprietorships, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the Bank's primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves. The Bank also offers online banking, mobile banking and a remote deposit service which allows clients to facilitate and expedite deposit transactions through the use of electronic scanning devices.

        The Bank provides a variety of commercial and consumer lending products to small to medium-sized businesses and individuals for various business and personal purposes, including (i) commercial loans for a variety of business purposes such as for working capital, equipment purchases, real estate lines of credit, and government contract financing; (ii) asset based lending and accounts receivable financing (on a limited basis); (iii) construction and commercial real estate loans; (iv) business equipment financing; (v) consumer home equity lines of credit, personal lines of credit and term loans; (vi) consumer installment loans such as auto and personal loans; (v) personal credit cards offered through an outside vendor; and (vi) residential mortgage loans.

        The Bank maintains a loan portfolio consisting primarily of traditional business and real estate secured loans, with a substantial portion having variable and adjustable rates, and where the cash flow of the borrower/borrower's business is the principal source of debt service with a secondary emphasis on collateral. Real estate loans are made generally for commercial purposes and are structured using both variable and fixed rates and renegotiable rates which adjust in three to five years, with maturities of five to ten years.

        The Bank's consumer loans portfolio is comprised primarily of home equity lines of credit that are structured with an interest only draw period followed either by a balloon maturity or a fully amortized repayment schedule. The Bank consumer loan portfolio also includes some first lien residential mortgage loans, although the Bank's general practice is to selling such loans released to third party investors. The Bank has also developed significant expertise and commitment as a Small Business Administration ("SBA") lender.

        The direct lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and general economic conditions, nationally and in the Bank's primary market area, have a significant impact on the Bank's and the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent the Bank makes fixed rate loans, general increases in interest rates will tend to reduce the Bank's spread as the interest rates the Bank must pay for deposits may increase while interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans.

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

        The Bank is an approved SBA lender. As a preferred lender under the SBA's Preferred Lender Program, the Bank can originate certain SBA loans in-house without prior SBA approval. SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. Under certain circumstances, the Bank attempts to further mitigate commercial term loan losses by using loan guarantee programs offered by the SBA. SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.

        The composition of the Bank's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. Owner occupied commercial real estate and owner occupied commercial real estate construction represent 13.1% of the loan portfolio. At December 31, 2012, commercial real estate and real estate construction combined represented approximately 71.1% of the loan portfolio. Accordingly, when owner occupied commercial real estate is excluded, the percentage that commercial real estate loans represent to total loans decreases to 58.0%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Bank is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 22% of the Bank's loan portfolio at December 31, 2012 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

        Approximately 4% of the loan portfolio at December 31, 2012 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        The remaining 3% of the loan portfolio consists of residential home mortgage loans. These credits represent first liens on residential property loans originated by the Bank. While the Bank's general practice is to originate and sell (servicing released) loans made by its Residential Lending division, certain loan terms do not satisfy the requirements of third party investors and are instead maintained in the Bank's portfolio. These type loans exhibit minimal credit risk.

        Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank's level of capital. At January 31, 2013, the Bank had a legal lending limit of $54.4 million. In accordance with internal lending policies, the Bank occasionally sells participations in its loans to other area banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients. The Bank has also participated loans to the Company until such time as the Bank could accommodate the participation within its internal lending limit or the loan could be participated to another lender. No loan participations to the Company are outstanding at December 31, 2012. The ability of the Company to assist the Bank with these credits has expanded the flexibility and service the Bank can offer its customers

        From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, ECV, which under its operating agreement conducts lending only to real estate projects, as to which the Company's directors or lending officers have significant expertise. Such loans may have higher risk characteristics than loans made by the Bank, such as lower priority security interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loan transactions carry a standard rate of current interest, but also earn additional interest based on a fixed rate or a percentage of the profits of the underlying project. Refer to the discussion under "Management's Discussion and Analysis—Noninterest Income" at page 49 and "Loan Portfolio" at page 54, for further information on the Company's and ECV's higher risk lending activities. At December 31, 2012, ECV had four outstanding loan transactions totaling $3.5 million.

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

        The Bank originates residential mortgage loans primarily as a correspondent lender. With only minor exceptions, the loans are registered with one of the designated investors at the time of application with intentions of immediate sale to that investor on a servicing released basis. This activity is managed by utilizing the available pricing, programs and lock periods, which produce market gains on the sale of the loan. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its investors, it also employs the services of the investor to underwrite the loans. Because the loans are originated with investor guidelines and designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods. In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default repurchase period is up to approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. In certain instances, the Bank may provide equity loans (second position financing) in combination with residential first mortgage lending for purchase money and refinancing purposes. The Bank also brokers loan transactions with two investors, where the Bank refers, but does not underwrite and does not close the loan transaction. In this situation the Bank has no recourse liability for the loan.

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

        Commercial permanent loans are generally subject to re-pricing after 5 years and are underwritten with a term not greater than 10 years or the remaining useful life of the property, whichever is lower. The preferred term is between 5 to 7 years, with amortization to a maximum of 25 years.

        Personal guarantees are generally received from the principals on commercial real estate loans, and only in instances where the loan-to-value is sufficiently low and the debt service is sufficiently high is consideration given to either limiting or not requiring personal recourse.

        Updated appraisals for real estate secured loans are obtained as necessary and appropriate to borrower financial condition, project status, loan terms, and market conditions.

        The Company's loan portfolio includes loans made for real estate Acquisition, Development and Construction ("ADC") purposes, including both investment and owner occupied projects. ADC loans amounted to $562.5 million at December 31, 2012. The ADC loans containing loan funded interest reserves represent approximately 31% of the outstanding ADC loan portfolio at December 31, 2012. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

        Despite the softening economy and real estate markets in general, to date, the Company has not experienced any significant issues with increased vacancy rates or lower rents for income producing properties financed. However, the construction loan portfolio has felt to some extent the impacts of a softer market and slower absorption, although the Washington, D.C. metropolitan area real estate market has been very strong, as compared to other markets in the U.S. Some general slowness in turn of projects has impacted the liquidity of borrowers and guarantors. As a result the Company has maintained higher allocation factors for the allowance for loan losses ("ALLL") for the real estate loan portfolio. As part of its overall risk assessments, management carefully reviews the Bank's loan portfolio and general economic and market conditions on a regular basis and will continue to adjust both the specific and environmental reserve factors as necessary.

        Deposit services include business and personal checking accounts, NOW accounts, tiered savings and money market account and time deposits with varying maturity structures and customer options. A complete individual retirement account program is available. In cooperation with Goldman Sachs Asset Management, the bank offers a Goldman Sachs Investment Sweep Account, a check writing cash management account that sweeps funds to one of several off-balance sheet investment accounts managed by Goldman Sachs. The Bank also participates in the Promontory Interfinancial Network Certificate of Deposit Account Registry Service (CDAR's) and its Insured Cash Sweep (ICS) program.

        The Bank offers a full range of on-line banking services for both personal and business accounts and has recently introduced a Mobile Banking application. Other services include cash management services, business sweep accounts, lock box, remote deposit capture, account reconciliation services, merchant card services, safety deposit boxes and Automated Clearing House origination. After-hours depositories and ATM service are also available.

        The Bank and Company maintain portfolios of short term investments and investment securities consisting primarily of U.S. Government Agency bonds and government sponsored enterprise mortgage backed securities, and municipal bonds. The Company also owns equity investments related to membership in the Federal Reserve System and the Federal Home Loan Bank of Atlanta ("FHLB"). The Company's securities portfolio also consists of equity investments in the form of common stocks of a few local banking companies. These portfolios provide the following objectives: liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives.

        The Company and Bank have formalized an asset and liability management process and have a standing Asset Liability Committee ("ALCO") consisting both of outside and inside directors and senior management. The ALCO operates under established policies and practices, which are updated and re-approved annually. A typical Committee meeting includes discussion of current economic conditions and strategies, including interest rate trends and volumes positions, the current balance sheet and earnings position, cash flow estimates, liquidity positions and funding alternatives as necessary, interest rate risk position (quarterly), capital positions of the Company and Bank, reviews (and including independent reviews) of the investment portfolio of the Bank and the Company, and the approval of investment transactions. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. Government Agency securities and high grade municipal securities. High risk investments and non traditional investments are prohibited. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the ALCO, and mortgage backed pass through securities with average lives generally not to exceed eight years.

        The Bank's customer base has benefited from the extensive business and personal contacts of its Directors and Executive Officers. To introduce new customers to the Bank, enhanced reliance is expected on proactively designed officer calling programs, active participation in business organizations, advisory board structures and enhanced referral programs.

        Internet Access to Company Documents.    The Company provides access to its Securities and Exchange Commission ("SEC") filings through its web site at www.eaglebankcorp.com by linking to the SEC's web site. After accessing the web site, the filings are available upon selecting "Investor Relations SEC Filings." Reports available include the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

MARKET AREA AND COMPETITION

        The Bank's main office and the headquarters of the Company and the Bank are located at 7815 Woodmont Avenue, Bethesda, Maryland 20814. The Bank has six additional Maryland offices, located at 110 North Washington Street, Rockville; 8665 Georgia Avenue, Silver Spring; 130 Rollins Avenue, Rockville; 9600 Blackwell Road, Rockville; 15 Wisconsin Circle, Chevy Chase; and 12505 Park Potomac Avenue, Potomac. There are five offices in Washington, D.C., located at 2001 K Street, NW; 1044 Wisconsin Ave, NW; 1228 Connecticut Ave, NW, 1425 K Street, NW; and 700 7th Street, NW. The Bank has five offices in Virginia, located at 8601 Westwood Center Drive, Vienna; 4420 N. Fairfax Drive, Arlington; 1919 North Lynn St, Arlington; 12011 Sunset Hills Road, Reston; and 2905 District Avenue, Fairfax. The Bank is planning to open its eighteenth branch office in Alexandria, Virginia at 277 S. Washington Street, in March 2013.

        The primary service area of the Bank is the Washington, D.C. metropolitan area. With a population of approximately 6,200,000 (January, 2009), the region is the 5th largest market in the U.S. Total employment in the region is approximately 2,400,000. The region has the highest total of job creation of any market in the country with reported new job creation of more than 285,000 jobs since 2000 and 34,300 new jobs were created in 2012. The Washington, D.C. metropolitan area contains a substantial federal workforce, as well as supporting a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants. The Gross Regional Product ("GDP") for 2010 was reported at $436 billion. Of this amount, approximately $79 billion or 18% is spending by the federal government for procurement as of fiscal year 2010. The economic engine is well balanced with 36% contributed by local businesses. The regional economy is further supplied by national and international businesses at 17%. The region also has a very active non-profit sector including trade associations, colleges and universities and major hospitals.

        Montgomery County, Maryland with a total population of approximately 972,000 (2010) and occupying an area of about 500 square miles is located roughly 30 miles southwest of Baltimore and is a diverse and healthy segment of Maryland's economy. Montgomery County is a thriving business center and is Maryland's most populous jurisdiction. Population in the county is expected to grow 3.8% between 2010 and 2015. While the State of Maryland boasts a demographic profile superior to the U.S. economy at large, the economy in and around Montgomery County is among the very best in Maryland. According to data from the Maryland National Capital Parks and Planning Commission, the number of jobs in the County has been relatively stable in the recent past with the public sector contributing about 19% of the employment. This is due to federal as well as state and local government employment. The unemployment rate in Montgomery County is among the lowest in the state at 4.9% (December 2012). A very educated population has contributed to favorable median household income of $95,660 with the number of households totaling 355,434. According to the 2010 census update, approximately 57% of the County's residents (between 2007 and 2011) hold college or advanced degrees, placing the population of Montgomery County among the most educated in the nation. The area boasts a diverse business climate of over 34,000 businesses with 510,000 jobs in addition to a strong federal government presence. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector, and a legal, financial services and professional services sector. Major private employers include Adventist Healthcare, Lockheed Martin, Giant Food, and Marriott International. The county is also an incubator for firms engaged in biotechnology and the area has traditionally attracted significant amounts of venture capital. Transportation congestion remains the biggest threat to future economic development and the quality of life in the area.

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

        Washington, D.C. in addition to being the seat of the Federal government is a vibrant city with a well- educated, diverse population. According to survey data from the latest U.S. Census, the estimated 2012 population of the District of Columbia is approximately 632,323, up from 601,723 in 2010. Median household income, at $61,835 between 2007 and 2011, is above the national median level of $52,762. The growth of residents in the city is due partially to improvements in the city's services and also to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. As of 2010, the housing market has grown to over 298,900 units. During 2011, the absorption of condominium units in the District has continued at a satisfactory pace. While the Federal government and its employees are a major factor in the economy, over 100 million square feet of commercial office space support a dynamic business community of more than 20,000 companies. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. This was the second lowest vacancy rate in rankings of the largest downtown U.S. markets. Unemployment has declined slightly with the rate for December 2012 at 8.6%, below December 2011 at 9.8%. The disparity between the high level of unemployment among District residents and the strong employment trends reflects the high level of jobs held by residents of the surrounding suburban jurisdictions. The District has a well- educated and highly paid work force. The Federal Government accounts for approximately 30% of the employment and professional service firms provide an additional 21%. Other large employers include the many local universities and hospitals. Another significant factor in the economy is the leisure and hospitality industry, as Washington, D.C. remains a popular tourist destination for both national and international travelers.

        Fairfax County, Virginia is a large, affluent jurisdiction with a population of approximately 1,081,700 as of 2010. This county of about 395 square miles is located west of Washington, D.C. Fairfax County is one of the leading technology centers in the United States. Six Fortune 500 companies are headquartered in the county and 26 of the largest 100 technology federal contractors in the Washington metropolitan area are located in Fairfax County. The county has over 113 million square feet of office space and is one of the largest suburban office markets in the United States. The midyear 2011 office vacancy rate was 12.8%, below the national average of 17.4%, as measured in early 2011. It is a thriving residential as well as business center with 381,700 households, which are expected to grow at about 1% per annum over the next 5 to 10 years. The county is among the most affluent in the country with average annual household income of $108,439 per annum between 2007 and 2011. Total employment was over 558,900 as of 2010. Major companies headquartered in the county, which are also major employers, include Capital One Financial, CSC, Gannett, General Dynamics, Hilton Hotels, SAIC and Sallie Mae. The county is also home to several federal agencies including the CIA, Fort Belvoir and a major facility of the Smithsonian Institution.

        In 2011, the Company's footprint expanded into Arlington County, Virginia which has an estimated population of over 216,000 as of 2011. The county is made up of 26 square miles and is situated just west of Washington, D.C., directly across the Potomac River. There are approximately 92,436 households with a median household income of $99,651 on average between 2007 and 2011. There were over 168,900 employees as of June 2011, working predominantly in the public sector. Significant private sector employers include Deloitte, Lockheed Martin Corporation, Virginia Hospital Center and Marriott International, Inc. Unemployment was 3.3% as of December 2012. These numbers compare favorably to the region, the rest of Virginia and the country. Arlington County has approximately 36.3 million square feet of office space with a vacancy rate of approximately 10.1% as of the fourth quarter 2011. The population is highly educated, with about 71% of residents over 25 years of age holding at least a bachelor's degree as of 2011.

        The most recent addition to the Company's branch network will be in Alexandria, Virginia in early 2013. Alexandria is a city with an estimated population of 144,301 as of 2011. The city is made up of just over 15 square miles and sits on the west bank of the Potomac River just south of Arlington, Virginia. There are approximately 64,217 households with a median household income of $82,899 on average between 2007 and 2011. The employment base was approximately 94,651 employees as of September 2012, with 77% working in the private sector and 23% working in government roles. Alexandria has over 8,000 businesses and organizations, located in the more than 20 million square feet of office space and 11 million square feet of retail space existing in the city today. Unemployment was just 4.2% as of December 2012. The population is highly educated, with over 60% of residents over 25 years of age holding at least a bachelor's degree as of 2011.

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

        Throughout the Washington, D.C. metropolitan area, competition is keen from large banking institutions headquartered outside of Maryland. In addition, the Bank competes with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank. Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and finance companies, although this regulatory oversight is undergoing dramatic change. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted in July 2010, regulation of all financial firms has been heightened. Under current law, unlimited interstate de novo branching is available to all state and federally chartered banks. As a result, institutions which previously were ineligible to establish de novo branches in the Company's market area may elect to do so.

EMPLOYEES

        At December 31, 2012 the Bank employed 393 persons on a full time basis (nine of whom are executive officers of the Bank) which compares to 338 employees at December 31, 2011. None of the Bank's employees are represented by any collective bargaining group and the Bank believes that its employee relations are good. At December 31, 2012, the Bank provided a benefit program which included health and dental insurance, a 401(k) plan, life and long term disability insurance. Additionally, the Company maintains an employee stock purchase plan and a stock-based compensation plan for employees of the Bank who meet certain eligibility requirements.

REGULATION

        Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or will affect us. This summary is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Supervision, regulation, and examination of the Company by the regulatory agencies are intended primarily for the protection of depositors rather than our stockholders.

        The Company.    The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the "Act") and is subject to regulation and supervision by the Board of Governors of the Federal Reserve Board. The Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also examine the Company and each of its subsidiaries.

        The Act requires approval of the Federal Reserve Board for, among other things, a bank holding company's direct or indirect acquisition of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The Act also generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law; but if the bank is at least 5 years old, the Federal Reserve Board may approve the acquisition.

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

        Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to the Company or any other subsidiary of the Company; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

        Effective on March 11, 2000, the Gramm Leach-Bliley Act of 1999 (the "GLB Act") allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Company's entering into competition with the Company and the Bank. The Company has not elected financial holding company status.

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

        Proposed Changes in Capital Requirements.    In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation ("Basel III"). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. Implementation was to be phased in between 2013 and 2019, but has been delayed pending further review of the proposed implementing regulations discussed below.

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

        The Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency(the "OCC") issued a joint Notice of Proposed Rulemaking in June 2012 (the "Basel III Notice"), which proposes to implement Basel III under regulations substantially consistent with the above. One additional proposed change from current practice proposed in the Basel III Notice, included as part of the definition of CET1 capital, would require banking institutions to generally include the amount of Additional Other Comprehensive Income (which primarily consists of unrealized gains and losses on available-for-sale securities which are not required to be treated as OTTI, net of tax) in calculating regulatory capital. The Basel III Notice also proposes a 4% minimum leverage ratio.

        Additionally, the Federal Reserve Board, the FDIC and the OCC issued a second Notice of Proposed Rulemaking in June 2012 (the "Standardized Approach Notice") which would change the manner of calculating risk weighted assets. Under this Notice, new methodologies for determining risk-weighted assets in the general capital rules are proposed, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans, potential changes in the weighting of residential mortgage loans depending on the risk characteristics of the loan; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components.

        The components of the Basel III framework remain subject to revision or amendment, as are the rules proposed by the U.S. regulatory agencies in the Basel III Notice and Standardized Approach Notice. Accordingly, the regulations ultimately applicable to us may be substantially different from the Basel III final framework as published in December 2010, and as proposed in the Basel III Notice and Standardized Approach Notice. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets, and changes in the manner of calculating risk weighted assets, could adversely impact our net income and return on equity.

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

        As a result of the volatility and instability in the financial system in recent years, the Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government agencies, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect the Company's business and results of operations.

        The Dodd-Frank Act.    The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other recent events have led to the adoption of numerous new laws and regulations that apply to, and focus on, financial institutions. The most significant of these new laws is the Dodd-Frank Act, which makes significant changes to the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting these rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. Although it is not possible to determine the ultimate impact of this statute until the extensive rulemaking is complete and becomes effective, the following provisions are considered to be of greatest significance to the Company:

  •
  Expands the authority of the Federal Reserve Board to examine bank holding companies and their subsidiaries, including insured depository institutions.

  •
  Requires a bank holding company to be well capitalized and well managed to receive approval of an interstate bank acquisition.

  •
  Provides mortgage reform provisions regarding a customer's ability to pay and making more loans subject to provisions for higher-cost loans and new disclosures.

  •
  Creates a new Consumer Financial Protection Bureau ("CFPB") that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws.

  •
  Creates the Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk.

  •
  Introduces additional corporate governance and executive compensation requirements on companies subject to the 1934 Act, as amended.

  •
  Permits FDIC-insured banks to pay interest on business demand deposits.

  •
  Codifies the requirement that holding companies and other companies that directly or indirectly control an insured depository institution to serve as a source of financial strength.

  •
  Makes permanent the $250 thousand limit for federal deposit insurance.

  •
  Permits national and state banks to establish interstate branches to the same extent as the branch host state allows establishment of in-state branches.

        Consumer Financial Protection Bureau.    The Dodd-Frank Act created the CFPB, a new, independent federal agency within the Federal Reserve System having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB, which began operations on July 21, 2011, has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

        The CFPB has proposed or issued a number of important rules affecting a wide range of consumer financial products. Many of these rules have not been implemented, which has created significant uncertainty for the Company and the financial services industry in general. It is difficult to predict at this time the specific impact the Dodd-Frank Act and CFPB rulemakings will have on our busin ess. The changes resulting from the Dodd-Frank Act and CFPB rulemakings may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require us to change certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

        FDIC Insurance Premiums.    The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established based upon an institution's status as well capitalized, adequately capitalized or undercapitalized, and the institution's supervisory rating. An insured institution is required to pay deposit insurance premiums on its assessment base in accordance with its risk category. There are three adjustments that can be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The FDIC may also impose special assessments from time to time.

        The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to noninterest bearing transaction accounts through December 31, 2012. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on a financial institution's average consolidated total assets less tangible equity capital. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminated the statutory prohibition against the payment of interest on business checking accounts, effective in July 2011.

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

        Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include:

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

        Although our common stock is listed for trading on the NASDAQ Capital Market and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been limited, averaging approximately 53,810 shares per day during 2012, and there can be no assurance that a continuously active and liquid market for the common stock can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

         Our ability to pay dividends on the common stock, or repurchase shares of common stock may be limited.

        Although no dividend is currently being paid on the common stock, under the terms of the our Senior Non-Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") issued under the Small Business Lending Fund Program (the "SBLF"), our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of common stock is subject to restrictions. No repurchases of common stock may be effected, and no dividends may be declared or paid on the common stock during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock.

        Under the terms of the Series B Preferred Stock, the Company may only declare and pay a dividend on the common stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company's Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Articles Supplementary relating to the Series B Preferred Stock, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Stock (the "Tier 1 Dividend Threshold"). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in QSBL over the baseline level. See "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Common Equity" at page 32 for additional information on limitations of our ability to pay dividends.

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

         Directors and executive officers of the Company own approximately 12.7% of the outstanding common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of the Company. The results of the vote may be contrary to the desires or interests of the public shareholders.

        Directors and executive officers of the Company and their affiliates own approximately 12.7% of the outstanding shares of common stock, excluding shares which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the articles of incorporation.

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

        The Company is operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by softness in the real estate market and constrained financial markets, highlighted by historically low market interest rates. Dramatic declines in the housing market over the past years, with falling home prices and high levels of foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, although such conditions in the past year have been less severe than in 2010 and 2011. While conditions appear to have begun to improve, generally and in the Company's market area, should declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment re-emerge, such events could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, further deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses. The Company may also face the following risks in connection with these events:

  •
  Economic conditions that negatively affect housing prices and the job market (including loss of federal and local government jobs in our marketplace) may result in a deterioration in credit quality of our loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;

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

        Historically, we have enjoyed a relatively low level of nonperforming assets and net charge-offs, both in absolute dollars, as a percentage of loans and as compared to many of our peer institutions. As a result of this historical experience, we have incurred a relatively lower loan loss provision expense, which has positively impacted our earnings. However, experience in the banking industry indicates that a portion of our loans will become delinquent, that some of our loans may only be partially repaid or may never be repaid and we may experience other losses for reasons beyond our control. Despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans; (2) the concentration of higher risk loans, such as commercial real estate, construction and commercial and industrial loans; (3) the relative lack of seasoning of certain of our loans. As a result, we may not be able to maintain our relatively low levels of nonperforming assets and charge-offs. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

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

        While the Company had a very successful common stock raise in 2012, as we grow, we will have to maintain our regulatory capital levels at or above the required minimum levels. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected or we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing shareholders.

         Our results of operations, financial condition and the value of our shares may be adversely affected if we are not able to maintain our historical growth rate.

        Since opening for business in 1998, our asset level has increased rapidly, including a 20% increase in 2012. Over the past five fiscal years (2008 - 2012), our net income has increased at a compounded annual rate of 36%, with an increase in net income of 44% in 2012. We may not be able to achieve comparable results in future years. As our asset size and earnings increase, it may become more difficult to achieve high rates of increase in assets and earnings. Additionally, it may become more difficult to achieve continued improvements in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced. Declines in the rate of growth of income or assets or deposits, and increases in operating expenses or nonperforming assets may have an adverse impact on the value of the common stock.

         We are subject to liquidity risk in our operations.

        Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels. Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which at December 31, 2012, constituted 30% of our total deposits.

        The Dodd-Frank Act provided for temporary unlimited deposit insurance coverage for noninterest bearing demand deposit accounts through December 31, 2012, at no additional premium to the bank holding the deposit. Congress did not extend this unlimited deposit insurance coverage provision past December 31, 2012, which means that deposits in such accounts in excess of the generally applicable $250,000 coverage limit will no longer be insured. In the absence of such insurance, customers who would have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder, or "too big to fail" or could elect to use other non-deposit funding products, such as repurchase agreements, that would require the Bank to pay interest and to provide securities as collateral for the Bank's repurchase obligation. At December 31, 2012, the Bank had approximately $699 million of deposits in noninterest bearing demand accounts that would be uninsured deposits, or 24% of our total deposits. Based on activity through February 28, 2013, the Bank has not experienced any significant loss of deposits as a result of this law's expiration.

        While we believe that our strong earnings, capital position, relationship banking model and reputation as a safe and sound institution mitigate the risk of losing deposits now that unlimited insurance coverage for these accounts has expired, there can be no assurance that that we will not have to replace a significant amount of deposits with alternative funding sources, such as repurchase agreements, federal funds lines, certificates of deposit, brokered deposits, other categories of interest bearing deposits and FHLB borrowings, all of which are more expensive than noninterest bearing deposits. While we believe that we would be able to maintain adequate liquidity at reasonable cost, the loss of a significant amount of noninterest bearing deposits could have a material adverse affect on our earnings, net interest margin, rate of growth and stock price.

         We may not be able to successfully manage continued growth.

        We intend to seek further growth in the level of our assets and deposits and selectively in the number of our branches, both within our existing footprint and possibly to expand our footprint in the Maryland and Virginia suburbs, and in Washington, D.C. We may not be able to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and our efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock.

         We may face risks with respect to future expansion or acquisition activity.

        We selectively seek to expand our banking operations through limited de novo branching or opportunistic acquisition activities, and expect to continue to explore such opportunities. We cannot be certain that any expansion activity, through de novo branching, acquisition of branches of another financial institution or a whole institution, or acquisition of nonbanking financial service companies, will prove profitable or will increase shareholder value. The success of any acquisition will depend, in part, on our ability to realize the estimated cost savings and revenue enhancements from combining the businesses of the Company and the target company. Our ability to realize increases in revenue will depend, in part, on our ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services. If our estimates turn out to be incorrect or we are not able to successfully combine companies, the anticipated cost savings and increased revenues may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. As with any combination of banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits from our bank. Customers may not readily accept changes to their banking arrangements that we make as part of or following an acquisition. Additionally, the value of an acquisition to the Company is dependent on our ability to successfully identify and estimate the magnitude of any asset quality issues of acquired companies.

         Our concentrations of loans may create a greater risk of loan defaults and losses.

        A substantial portion of our loans are secured by real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2012, 78% of our loans were secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $562.5 million, or 23% were construction and land development loans. An additional $545.1 million, or 22% of portfolio loans, were commercial and industrial loans which are generally not secured by real estate. The repayments of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

         We may not be able to maintain growth in our Residential Lending department.

        Over the past two years, an increasing percentage of our noninterest income has been provided by the Bank's Residential Lending department, which originates residential mortgage loans on a pre-sold servicing released basis, for secondary market sale. The volume of loans originated and sold has increased significantly over the past few years to $1.5 billion of loans originated in 2012 as compared to $816 million in 2011. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors we cannot be certain that we will not be able to continue to increase the volume or percentage of revenue or net income produced by the residential mortgage business.

         Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale by our Residential Lending department.

        The Bank originates residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. In 2012, the Bank originated $1.5 billion and sold $1.4 billion to investors, as compared to $872 million originated and $717 million sold in 2011 and $461 million originated and $450 million sold in 2010. Because the loans are intended to be originated within investor guidelines, designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence, material misstatement in the loan documents or noncompliance with applicable law. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential mortgagor early default repurchase period is up to approximately twelve months after sale of the loan to the investor. The recourse period for fraud, material misstatement, breach of representations and warranties, noncompliance with law, or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. From January 1, 2010 to December 31, 2012, we have only been required to repurchase a loan or indemnify a purchaser on two occasions. However, if we become required to repurchase a significant number of loans, whether because of early default, fraud, breach of representations, material misstatement, legal noncompliance or otherwise, our financial condition, earnings and asset quality could be adversely impacted, which could adversely impact our share price.

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

        We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2012, our cumulative net asset sensitive twelve month gap position was 16.41% of total assets, which includes loans currently at their floor rates. As such, we expect modest decreases of approximately minus 0.2% and minus 6.1%, respectively, in projected net interest income and net income over a twelve month period resulting from a 100 basis point increase in rates, as loans currently at floor rates which are above the calculated contractual rate do not adjust upon a rate increase, and our residential mortgage origination and sale volume could decline as interest rates increase. The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.

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

        The Company has been very successful in developing new customer relationships by capitalizing on the reluctance of many large regional and nationwide banks to lend over the past several years, and the demise of the commercial mortgage backed securities market and other nonbank sources of financing. These new relationships have resulted in significant increases in both loans and deposits, and have contributed to increased earnings. As the economy improves and these competitors recommence lending, we may not be able to retain the loans and deposits produced by these new relationships. While we believe that our relationship banking model will enable us to keep a significant percentage of these new relationships, there can be no assurance that we will be able to do so, that we would be able to maintain favorable pricing, margins and asset quality, or that we will be able to grow at the same rate we did when such alternative financing was not widely available.

         Government regulation will significantly affect the Bank's business, and may result in higher costs and lower shareholder returns.

        The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. The Company and Bank are regulated and supervised by the Maryland Department of Financial Regulation, the Federal Reserve Board and the FDIC. The Bank is also subject to regulations promulgated by the CFPB. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

         New or changed legislation or regulation and regulatory initiatives could subject us to increased regulation, increase our costs of doing business and adversely affect us.

        Changes in federal and state legislation and regulation may affect our operations. New and modified regulation, such as the Dodd-Frank Act and Basel III, may have unforeseen or unintended consequences on our industry. The Dodd-Frank Act has implemented, and is expected to further implement, significant changes to the U.S. financial system, including the creation of new regulatory agencies (such as the Financial Stability Oversight Council to oversee systemic risk and the CFPB to develop and enforce rules for consumer financial products), changes in retail banking regulations, and changes to deposit insurance assessments. Additionally, proposed rules to implement Basel III would revise risk-based and leverage capital requirements and also limit capital distributions and certain discretionary bonuses if a banking organization does not hold a "capital conservation buffer." This additional regulation could increase our compliance costs and otherwise adversely affect our operations. The potential also exists for additional federal or state laws or regulations, or changes in policy or interpretations, affecting many of our operations, including capital levels, lending and funding practices, insurance assessments, and liquidity standards. The effect of any such changes and their interpretation and application by regulatory authorities cannot be predicted, may increase the Company's cost of doing business and otherwise affect our operations, may significantly affect the markets in which the Company does business, and could have a materially adverse effect on the Company.

        In addition, recent government responses to the condition of the global financial markets and the banking industry has, among other things, increased our costs and may further increase our costs for items such as federal deposit insurance. The FDIC insures deposits at FDIC-insured institutions, such as the Bank, up to applicable limits. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have placed greater stress on the Deposit Insurance Fund due to an increase in bank failures in which case the FDIC would pay all deposits of a failed bank up to the insured amount from the Deposit Insurance Fund. Increases in deposit insurance premiums could adversely affect the Company's net income.

        The CFPB, which has now been in operation for over a year, has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. In 2013, the CFPB issued final rules related to a borrower's ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. Several of the CFPB's rulemakings were issued in January

2013, and we continue to analyze their requirements to determine the impact of the rules to our businesses. During 2013, we expect the CFPB to focus its rulemaking efforts on integrating disclosure requirements for lenders and settlement agents and expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act. These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

        On January 10, 2013, the CFPB issued a final rule to implement sections of the Dodd-Frank Act that will require lenders to determine whether a consumer has the ability to repay a mortgage loan. The rule, which goes into effect on January 10, 2014, establishes certain minimum requirements for creditors when making ability to pay determinations, and establishes certain protections from liability for mortgages meeting the definition of "qualified mortgages." Generally, the rule applies to all consumer-purpose, closed-end loans secured by a dwelling including home-purchase loans, refinances and home equity loans-whether first or subordinate lien. The rule does not cover, among other things, home equity lines of credit or other open-end credit; temporary or "bridge" loans with a term of 12 months or less, such as a loan to finance the initial construction of a dwelling; a construction phase of 12 months or less of a construction-to-permanent loan; and business-purpose loans, even if secured by a dwelling. The rule affords greater legal protections for lenders making qualified mortgages that are not "higher priced." Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Mandatory features of a qualified mortgage include: (1) a loan term not exceeding 30 years; and (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment. Further, the rule clarifies that qualified mortgages do not include "no-doc" loans and loans with negative amortization, interest-only payments, or balloon payments. The rule creates a special category of qualified mortgages originated by certain smaller creditors that operate in predominantly rural or underserved areas, as defined by the CFPB. Concurrently with the final "ability to repay" rule, the CFPB released a proposal that, among other things, may define a separate category of qualified mortgages for certain smaller creditors. Our business strategy, product offerings, and profitability may change as the rule become becomes effective and is interpreted by the regulators and courts.

        On January 17, 2013, the CFPB issued final rules containing new mortgage servicing standards which will take effect on January 10, 2014. The final rules impose new requirements regarding force-placed insurance, mandate certain notices prior to rate adjustments on adjustable-rate mortgages, and establish requirements for periodic disclosures to borrowers. These requirements will affect notices to be given to consumers as to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding "force-placed" insurance. Servicers will be prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action. Servicers must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. These new standards are expected to increase the cost and compliance risks of servicing mortgage loans. While the Bank has a general practice of selling the residential mortgage loans it originates in the secondary market, it continues to engage in servicing activities for the loans it maintains in its portfolio. We cannot predict the ultimate outcome of these inquiries, actions, or regulatory changes or the impact that they could have on our financial condition, results of operations, or business.

        While the full impact of the Dodd-Frank Act and the CFPB rulemakings cannot be assessed until all implementing regulations are released and become effective, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our financial condition and results of operations. The CFPB's rules are likely to result in increased compliance costs and fees, along with possible restrictions on our operations, any of which may have a material adverse affect on our operating results and financial condition.

         Our customers, and businesses in the Washington, D.C. metropolitan area in general, may be adversely impacted as a result of the Federal government budget sequestration.

        Sequestration is the process of automatic, largely across-the board, spending reductions under which federal budgetary resources are permanently canceled by a uniform percentage, is required pursuant to the Budget Control Act of 2011 ("BCA") or the Pay-As-You-Go-Act of 2010 under certain circumstances. While there are multiple sequestration triggers relating to the federal budget, one trigger for sequestration under the BCA is if Congress fails to enact legislation developed by the Joint Select Committee on Deficit Reduction (the "Deficit Committee") by January 15, 2012 to reduce the federal budget by at least $1.2 trillion. This deadline was not met, and as a result, the first spending cut was scheduled to commence on January 2, 2013, but legislation was enacted to delay its commencement to March 1, 2013. As a result of the failure to enact a further delay or appropriate budget measures, spending cuts are scheduled to go into effect.

        While the Company does not have a significant level of loans to federal government contractors or their subcontractors, the impact of a decline in federal government spending, or a delay in payments to such contractors, could have a ripple effect. Temporary layoffs, salary reductions or furloughs of government employees or government contractors could have adverse impacts on other businesses in the Company's market and the general economy of the greater Washington D.C. metropolitan area, and may indirectly lead to a loss of revenues by the Company's customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses.. Accordingly, sequestration could lead to increases in past due loans, nonperforming loans, loan loss reserves, and charge offs, and a decline in liquidity.

         Our operations rely on certain external vendors.

        Our business is dependent on the use of outside service providers that support our day-to-day operations including data processing and electronic communications. Our operations are exposed to risk that a service provider may not perform in accordance with established performance standards required in our agreements for any number of reasons including equipment or network failure, a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus. While we have comprehensive policies and procedures in place to mitigate risk at all phases of service provider management from selection, to performance monitoring and renewals, the failure of a service provider to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse effect on our financial conditions and results of our operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

        All properties out of which the Company operates are leased properties. As of December 31, 2012, the Company and its subsidiaries operated out of 24 leased facilities; 17 of which are leased for branch offices in the Washington, D.C. metro area: seven in Montgomery County, Maryland; five located in Northern Virginia; and five in the District of Columbia.

        The Bank has announced an additional office projected to open in Alexandria, Virginia in March 2013.

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
Silver Spring Office
8665-B Georgia Avenue
Silver Spring, Maryland 20910
Virginia Branch Locations:

Alexandria Office(1)
277 S. Washington Street
Alexandria, Virginia 22314
Ballston Office
4420 N. Fairfax Drive
Arlington, Virginia 22203
Merrifield Office
2905 District Avenue
Fairfax, Virginia 22201
Reston Office
12011 Sunset Hills Road
Reston, Virginia 20190
Rosslyn Office
1919 N. Lynn Street
Arlington, Virginia 22209
Tysons Corner Office
8601 Westwood Center Drive
Vienna, Virginia 22182
Washington, D.C. Branch Locations:

Dupont Circle Office
1228 Connecticut Avenue, NW
Washington, D.C. 20036
Gallery Place Office
700 7th Street, NW
Washington, D.C. 20001
Georgetown Office
1044 Wisconsin Avenue, NW
Washington, D.C. 20007
K Street Office
2001 K Street, NW
Washington, D.C. 20006
McPherson Square Office
1425 K Street, NW
Washington, D.C. 20005
(1) Projected to open in March 2013

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

Other Properties:
Executive Offices 7809 Woodmont Avenue Bethesda, Maryland 20814	Reston Corporate Center 11911 Freedom Drive Reston, Virginia 20190
Lending Center 7830 Old Georgetown Road Bethesda, Maryland 20814	7819 Norfolk Avenue Bethesda, Maryland 20814
Operations Center 11961 Tech Road Silver Spring, Maryland 20904

        Residential Lending operates out of three offices as follows:

Residential Lending:
Anne Arundel County Office 808 Landmark Drive, Suite 221 Glen Burnie, Maryland 21061	Reston Office—Residential Lending 12011 Sunset Hills Drive Reston, Virginia 20190
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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY

        Market for Common Stock.    The Company's common stock is listed for trading on the NASDAQ Capital Market under the symbol "EGBN." Over the twelve month period ended December 31, 2012, the average daily trading volume amounted to approximately 53,810 shares, an increase from approximately 49,113 shares over the twelve month period ended December 31, 2011. No assurance can be given that a highly active trading market will develop or can be maintained. The following table sets forth the high and low sale prices for the common stock during each calendar quarter during the last two fiscal years. No dividends for common shareholders were declared during such periods. As of March 13, 2013, there were 23,387,556 shares of common stock outstanding, held by approximately 4,900 beneficial shareholders, including approximately 895 shareholders of record.

	2012		2011
Quarter	High	Low	High	Low
First	$17.67	$14.65	$15.14	$13.00
Second	$17.94	$15.36	$14.50	$11.80
Third	$18.18	$15.71	$14.55	$11.10
Fourth	$21.56	$16.77	$15.10	$11.26

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

        Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2012 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

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

        The Company's ability to pay dividends on the common stock is also restricted by the provisions of the Series B Preferred Stock issued under the SBLF. Under the Series B Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Series B Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach. The Company at December 31, 2012 was not in default of any obligations to declare and pay dividends on the Series B Preferred Stock.

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

        Issuer Repurchase of Common Stock.    No shares of the Company's Common Stock were repurchased by or on behalf of the Company during 2012 or 2011.

        Internet Access to Company Documents.    The Company provides access to its Securities and Exchange Commission ("SEC") filings through its web site at www.eaglebankcorp.com by linking to the SEC's web site. After accessing the web site, the filings are available upon selecting "Investor Relations SEC Filings." Reports available include the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

        See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for "Securities Authorized for Issuance Under Equity Compensation Plans."

        Stock Price Performance.    The following table compares the cumulative total return on a hypothetical investment of $100 in the Company's common stock on December 31, 2007 through December 31, 2012, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period, including reinvestment of dividends.

Total Return Performance

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Eagle Bancorp, Inc.	100.00	52.84	96.22	132.62	133.63	183.53
NASDAQ Stock Market Index (U.S. Companies)	100.00	60.02	87.24	103.08	102.26	120.42
NASDAQ Bank Index	100.00	78.46	65.67	74.97	67.10	79.64

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

	Years Ended December 31,
(dollars in thousands except per share data)	2012	2011	2010	2009	2008
Balance Sheet—Period End
Securities	$310,514	$324,053	$237,576	$245,644	$169,079
Loans held for sale	226,923	176,826	80,571	1,550	2,718
Loans	2,493,095	2,056,256	1,675,500	1,399,311	1,265,640
Allowance for credit losses	37,492	29,653	24,754	20,619	18,403
Intangible assets, net	3,785	4,145	4,188	4,379	2,533
Total assets	3,409,441	2,831,255	2,089,370	1,805,504	1,496,827
Deposits	2,897,222	2,392,095	1,726,798	1,460,274	1,129,380
Borrowings	140,638	152,662	146,884	150,090	215,952
Total liabilities	3,059,465	2,564,544	1,884,654	1,617,183	1,354,456
Preferred shareholders' equity	56,600	56,600	22,582	22,612	36,312
Common shareholders' equity	293,376	210,111	182,134	165,709	106,059
Total shareholders' equity	349,976	266,711	204,716	188,321	142,371
Tangible common equity(1)	289,591	205,966	177,946	161,330	103,526
Statement of Operations
Interest income	$141,943	$119,124	$96,658	$84,338	$65,657
Interest expense	14,414	20,077	19,832	24,809	23,676
Provision for credit losses	16,190	10,983	9,308	7,669	3,979
Noninterest income	21,364	13,501	9,242	7,297	4,366
Noninterest expense	76,531	63,276	51,005	42,773	30,817
Income before taxes	56,172	38,289	25,755	16,384	11,551
Income tax expense	20,883	13,731	9,098	5,965	4,123
Net income	35,289	24,558	16,657	10,419	7,428
Preferred dividends	566	1,511	1,299	2,307	177
Net income available to common shareholders	34,723	23,047	15,358	8,112	7,251

	Years Ended December 31,
(dollars in thousands except per share data)	2012	2011	2010	2009	2008
Per Common Share Data(2)
Net income, basic	$1.65	$1.16	$0.78	$0.55	$0.63
Net income, diluted	1.61	1.14	0.77	0.55	0.62
Dividends declared	—	—	—	—	0.11
Book value	12.78	10.53	9.25	8.48	8.34
Tangible book value(3)	12.62	10.32	9.03	8.26	8.14
Common shares outstanding	22,954,889	19,952,844	19,700,387	19,534,226	12,714,355
Weighted average common shares outstanding	21,032,624	19,835,534	19,648,591	14,643,294	11,556,569
Ratios
Net interest margin(4)	4.32%	3.99%	4.09%	3.85%	4.05%
Efficiency ratio(5)	51.40%	56.22%	59.26%	64.01%	66.49%
Return on average assets(4)	1.18%	0.97%	0.86%	0.65%	0.69%
Return on average common equity	14.14%	11.71%	8.74%	6.52%	8.04%
Total capital (to risk weighted assets)	12.20%	11.84%	11.64%	13.57%	11.93%
Tier 1 capital (to risk weighted assets)	10.80%	10.33%	9.91%	11.82%	9.78%
Tier 1 capital (to average assets)	10.44%	8.21%	9.32%	10.29%	9.22%
Asset Quality
Nonperforming assets and loans 90+ past due	$35,983	$36,019	$31,988	$27,131	$26,366
Nonperforming assets and loans 90+ past due to total assets	1.06%	1.27%	1.53%	1.50%	1.76%
Allowance for credit losses to loans	1.50%	1.44%	1.48%	1.47%	1.45%
Allowance for credit losses to nonperforming assets	104.19%	82.33%	77.39%	76.00%	69.80%
Net charge-offs	$8,351	$6,084	$5,172	$5,454	$1,123
Net charge-offs to average loans	0.37%	0.32%	0.35%	0.42%	0.12%

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

(4)
The reported figure includes the effect of a $618 million deposit received on September 13, 2011 in connection with a class action settlement, which was disbursed by year end. The deposit was invested in excess reserves at the Federal Reserve Bank. As the magnitude of the deposit distorts the operational results of the Company, we present, in the GAAP reconciliation below and in Management's Discussion and Analysis of Financial Condition and Results of Operations, certain performance ratios excluding the effect of this deposit, notably the net interest margin and the return on average assets which resulted in approximately $326,000 of interest income and $170,000 of income, net of tax, during the twelve month period ended December 31, 2011. We believe this information is important to enable shareholders and other interested parties to assess the core operational performance of the Company.

(5)
Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

	Years Ended December 31,
GAAP Reconciliation (dollars in thousands except per share data)	2012	2011	2010	2009	2008
Common shareholders' equity	$293,376	$210,111	$182,134	$165,709	$106,059
Less: Intangible assets	(3,785)	(4,145)	(4,188)	(4,379)	(2,533)

Tangible common equity	$289,591	$205,966	$177,946	$161,330	$103,526

Book value per common share	$12.78	$10.53	$9.25	$8.48	$8.34
Less: Intangible book value per common share	(0.16)	(0.21)	(0.22)	(0.22)	(0.20)

Tangible book value per common share	$12.62	$10.32	$9.03	$8.26	$8.14

(dollars in thousands except per share data)	Year Ended December 31, 2012	Year Ended December 31, 2011
Common shareholders' equity	$293,376	$210,111
Less: Intangible assets	(3,785)	(4,145)

Tangible common equity	$289,591	$205,966

Book value per common share	$12.78	$10.53
Less: Intangible book value per common share	(0.16)	(0.21)

Tangible book value per common share	$12.62	$10.32

Total assets	$3,409,441	$2,831,255
Less: Intangible assets	(3,785)	(4,145)

Tangible assets	$3,405,656	$2,827,110

Tangible common equity ratio	8.50%	7.29%

	Years Ended December 31,
	2012			2011
GAAP Reconciliation (Unaudited) (dollars in thousands except per share data)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Total earning assets	$2,953,417	$141,943	4.81%	$2,482,625	$119,124	4.80%
Less: settlement deposit	—	—	—	(117,990)	(326)	(0.28)%

Adjusted earning assets	$2,953,417	$141,943	4.81%	$2,364,635	$118,798	5.02%

Total interest bearing liabilities	$1,903,453	$14,414	0.76%	$1,679,855	$20,077	1.20%
Adjusted interest spread			4.05%			3.82%
Adjusted interest margin			4.32%			4.17%

	Years Ended December 31,
	2012	2011
Net income	$35,289	$24,558
Less: settlement deposit	—	(170)

Adjusted net income	$35,289	$24,388

Average total assets	$2,997,994	$2,523,592
Less: settlement deposit	—	(117,990)

Adjusted average total assets	$2,997,994	$2,405,602

Adjusted return on average assets	1.18%	1.01%

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

  •
  The growth and profitability of noninterest or fee income being less than expected;

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

GENERAL

        The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank, which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services, becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of seventeen branch offices, including seven offices serving Montgomery County, Maryland, five offices in the District of Columbia and five offices in Arlington and Fairfax Counties in Virginia. The Company has announced plans to open an additional office in Alexandria, Virginia, which is expected to open in March 2013.

        The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank's market area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under firm commitments by the investors to purchase the loans subject to compliance with pre-established investor criteria. Additionally, the Company is active in the origination of Small Business Administration ("SBA") loans. The Company generally sells the insured portion of the SBA loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages Other Real Estate Owned ("OREO") assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through a referral program with a third party. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects. This lending involves higher levels of risk, together with commensurate expected returns.

        Throughout 2012, generally weak economic conditions persisted in the U.S. economy and worldwide, with U.S. unemployment levels remaining high, although some improvement occurred; real estate values remaining a concern, persistent higher than normal levels of home foreclosures, and personal income levels rising only modestly. Additionally, significant continued gridlock in Washington D.C. politics over concerns of public debt and deficits, tax policy and spending levels added a heighted level of business uncertainty to everyday economic activity. Average interest rates declined for a second straight year in 2012, in part due to the Federal Reserve's continued quantitative easing programs involving large purchases of U.S. Treasury and mortgaged backed securities. These purchases served to keep residential mortgage interest rates at all-time lows, in the hope that more homeowners might benefit from refinancing existing home mortgages. Generally speaking, the Company's primary market, the Washington, D.C. metropolitan area, has been relatively less impacted by recessionary type forces than other parts of the country, due in part to the significant economic impact of the federal government, a highly educated work force and a diverse economy.

        During 2012, the Company's enhanced its marketplace positioning by remaining proactive in growing client relationships, expanding its branch presence in the Northern Virginia area, and by the continued addition of experienced lending and sales personnel. The Company has had the financial resources and has remained committed to meeting the credit needs of its community, resulting in continued growth in its loan portfolio during 2012. Furthermore, the Company's capital position was enhanced in 2012 by successful completion of common stock offerings providing net proceeds of approximately $43 million. The Company believes its strategies of remaining growth oriented and seeking quality lending and deposit relationships during the difficult economic times of the past few years have proven successful and is evidenced in its financial and performance ratios. Additionally, the Company believes such focus and strategy of relationship building has fostered future growth opportunities.

        Operating in this less than ideal economic environment, the Company was able to produce above average growth in deposits and loans in 2012, heightened levels of noninterest income and increased net income in each quarter of 2012, continuing a trend of sixteen consecutive quarters of increasing net earnings through the fourth quarter of 2012. Importantly, credit quality remained favorable throughout 2012.

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

        The fair values and the information used to record valuation adjustments for investment securities available-for-sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company's investment portfolio is categorized as available-for-sale with unrealized gains and losses net of income tax being a component of shareholders' equity and accumulated other comprehensive income.

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

        The allowance captures losses inherent in the loan portfolio, which have not yet been recognized. Allowance factors and the overall size of the allowance may change from period to period based upon management's assessment of the above described factors, the relative weights given to each factor, and portfolio composition.

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

RESULTS OF OPERATIONS

Overview

        As previously reported, in mid-September 2011, EagleBank became the escrow depository of approximately $618 million of noninterest bearing deposits resulting from a long term client relationship (the "settlement deposit"). The deposit, as expected, was substantially withdrawn in the fourth quarter of 2011. While this large and unusual transaction did not impact 2012 results, these funds contributed approximately $140 thousand to net earnings in the fourth quarter of 2011 and $170 thousand to earnings for the full year 2011 and significantly impacted a number of financial ratios and metrics. To allow for appropriate comparisons, we make certain parenthetical comments in this management discussion, in order to compute the relevant non-GAAP ratios on a basis, which excludes this large and unusual short-term transaction.

        For the year ended December 31, 2012, the Company's net income was $35.3 million, a 44% increase over the $24.6 million for the year ended December 31, 2011. The increase in net income for the twelve months ended December 31, 2012 can be attributed primarily to an increase in net interest income of 29% as compared to the same period in 2011. Net interest income growth was due substantially to growth in average earning assets of 19% in 2012 and to an increase in the net interest margin.

        Net income available to common shareholders increased 51% to $34.7 million ($1.65 per basic common share and $1.61 per diluted common share), as compared to $23.0 million ($1.16 per basic common share and $1.14 per diluted common share) for the year ended December 31, 2011. A lower dividend rate on preferred stock accounted for a significant amount of the increase in earnings available to common shareholders for the twelve months ended December 31, 2012 as compared to the same period in 2011.

        For the three months ended December 31, 2012, the Company reported net income of $10.2 million as compared to $7.2 million for the same period in 2011. Net income available to common shareholders for the quarter ended December 31, 2012 increased 43% to $10.1 million ($0.44 per basic common share and $0.43 per diluted common share), as compared to $7.0 million ($0.35 per basic and diluted common share) for the same three month period in 2011.

        For the twelve months ended December 31, 2012, the Company reported a return on average assets of 1.18% as compared to 0.97% (1.01% excluding the effect of the settlement deposit) for the twelve months of 2011, while the return on average common equity was 14.14% in 2012, as compared to 11.71% for the same twelve month period in 2011. The increase in these ratios was due to an expanded net interest margin, higher noninterest income and improved operating efficiency.

        The Company's earnings are largely dependent on net interest income, which represented 86% and 88% of total revenue (defined as net interest income plus noninterest income) for the full year in 2012 and 2011, respectively. For the twelve months ended December 31, 2012, the net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets was 4.32% as compared to 3.99% (4.17% excluding the settlement deposit), for the twelve months ended December 31, 2011. The higher margin for 2012 as compared to 2011 (excluding the settlement deposit) was due to maintaining loan portfolio yields in 2012 close to 2011 levels due to loan pricing practices, an increase in the mix of average loans held for sale, which benefited earning asset yields, and a reduction in funding costs while maintaining a favorable deposit mix.

        The higher margin for the year ended December 31, 2012 as compared to the 2011 (excluding the settlement deposit) was due primarily to lower funding costs for both deposits and borrowings more than offsetting a decline in earning asset yields. Average loan yields declined by 12 basis points (from 5.80% to 5.68%), average investment yields declined by 26 basis points (from 2.32% to 2.06%), and average earning asset yields declined by 21 basis points (from 5.02% to 4.81%) as compared to a decline of 44 basis points (from 1.20% to 0.76%) in the cost of interest bearing liabilities. The net interest spread was 4.05% for the year ended December 31, 2012, as compared to 3.82% for the same period in 2011, an increase of 23 basis points. The benefit of noninterest sources funding earning assets declined from 35 basis points for the year ended December 31, 2011 to 27 basis points for same period in 2012.

        Including the effect of the settlement deposit, the margin increased from 3.99% for the year ended December 31, 2011 to 4.32% for the same period in 2012. Including the effect of the settlement deposit, the net interest spread was 4.05% for the year ended December 31, 2012, as compared to 3.60% for the same period in 2011, an increase of 45 basis points. Including the effect of the settlement deposit, the benefit of noninterest sources funding earning assets declined from 39 basis points for the year ended December 31, 2011 to 27 basis points for same period in 2012. The combination of a 45 basis point increase in the net interest spread and 12 basis points decrease in the value of noninterest sources resulted in the 33 basis point increase in the net interest margin.

        Excluding the effect of the settlement deposit, for the three months ended December 31, 2012 and 2011, average interest bearing liabilities were 63% and 70%, respectively, of average earning assets, as more earning assets were funded by noninterest bearing sources in the most recent three month period as compared to the same three month period in 2011. Additionally, due to a higher mix of lower earning assets in the three months ended December 31, 2012, as compared to the same period in 2011, the average rate on earning assets for the three months ended December 31, 2012 decreased by 13 basis points from 4.87% to 4.74%. The cost of interest bearing liabilities for the three months ended December 31, 2012 as compared to 2011 decreased by 36 basis points from 1.03% to 0.67%, resulting in an increase in the net interest spread of 23 basis points from 3.84% for the three months ended December 31, 2011 to 4.07% for the three months ended December 31, 2012. The net interest margin increased 15 basis points from 4.16% for the three months ended December 31, 2011 to 4.31% for the three months ended December 31, 2012.

        Including the effect of the settlement deposit, the net interest margin for the three months ended December 31, 2012 increased to 4.31% from 3.65% for the same period in 2011. This increase was due to a higher mix of average loans for the three months ended December 31, 2012 as compared to the same quarter in 2011 (from 66% to 76%) as the average rate on earning assets for the three months ended December 31, 2012 increased by 47 basis points from 4.27% to 4.74%. The net interest spread was 4.07% for the three months ended December 31, 2012 as compared to 3.24% for the same period in 2011, an increase of 83 basis points. The benefit of noninterest sources funding earning assets decreased from 41 basis points for the three months ended December 31, 2011 to 24 basis points for same period in 2012. The combination of an 83 basis point increase in the net interest spread and 17 basis points decrease in the value of noninterest sources resulted in the 66 basis point decrease in the net interest margin.

        The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates (on average) have declined. This factor has been significant to overall earnings performance over the past twelve months as net interest income (at 86%) represents the most significant component of the Company's revenues.

        In order to fund significant growth in the average balance of loans of 20% over the twelve months ended December 31, 2012 as compared to 2011, the Company has relied primarily upon core deposit growth, together with use of increased levels of brokered and wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts and noninterest deposits primarily as a result of effectively building new and enhanced client relationships. Average growth of deposits was 20% for the twelve months ended December 31, 2012 as compared to the same period in 2011.

        In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 76% (decreased from 80% excluding the effect of the settlement deposit) of average earning assets for the year ended December 31, 2011 to 77% of average earning assets for the same period in 2012. The higher growth of average funding sources as compared to average loan growth has added average liquidity to the balance sheet for year ended December 31, 2012 compared to the same period in 2011. The slight increase in average loans as a percentage of average earning assets is due primarily to a large increase in average loans held for sale. For the year ended December 31, 2012, as compared to the same period in 2011, average loans held for sale, increased $77 million, a 122% increase. The increase in average loans for the year ended December 31, 2012 as compared to the same period in 2011 is primarily attributable to growth in loans for both investor commercial real estate and construction. Increases in average deposits for the year ended December 31, 2012, as compared to the same period in 2011, is attributable to growth in noninterest bearing demand deposits, and money market accounts. Average investment securities for the year ended December 31, 2012 and 2011 amounted to 11% of average earning assets. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale, averaged 12% of average earning assets for the year ended December 31, 2012 as compared to 13% for the same period in 2011.

        For the three months ended December 31, 2012, average loans were 76% of average earning assets as compared to 66% (76% excluding the effect of the settlement deposit) for the same period in 2011. Average loans increased $411 million (20%) and average deposits increased $96 million (4%) ($493 million and 22% excluding the effect of the settlement deposit), during the three months ended December 31, 2012 as compared to the same quarter of 2011. The increase in average loans in the fourth quarter of 2012 as compared to the fourth quarter of 2011 is primarily attributable to growth in construction loans. Increases in average deposits in the fourth quarter of 2012, as compared to the fourth quarter of 2011, is attributable to growth in money market accounts. Average investment securities for the three months ended December 31, 2012 and 2011 amounted to 10% of average earning assets. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale, averaged 14% of average earning assets for the three months ended December 31, 2012 as compared to 24% for the same period in 2011 (13% excluding the effect of the settlement deposit).

        The provision for credit losses was $16.2 million for the year of 2012 as compared to $11.0 million in 2011. At December 31, 2012 the allowance for credit losses represented 1.50% of loans outstanding, as compared to 1.44% at December 31, 2011. The allowance for credit losses represented 122% of nonperforming loans at December 31, 2012, as compared to 90% at December 31, 2011. The higher provisioning in 2012 as compared to 2011 is attributable to the change in loan mix, higher reserves for classified loans, loan growth, and higher net charge-offs in the twelve months of 2012 compared to 2011. For the twelve months ended December 31, 2012, net charge-offs totaled $8.4 million (0.37% of average loans) compared to $6.1 million (0.32% of average loans) for the twelve months ended December 31, 2011. Net charge-offs in the twelve months ended December 31, 2012 were primarily attributable to commercial and industrial loans ($3.1 million), construction loans ($2.5 million), commercial real estate loans ($1.2 million), home equity and consumer loans ($970 thousand), owner occupied real estate ($350 thousand) and the unguaranteed portion of SBA loans ($248 thousand).

        For the three months ended December 31, 2012, the provision for credit losses was $4.1 million as compared to $2.8 million for the three months ended December 31, 2011. The higher provisioning in the fourth quarter of 2012, as compared to the fourth quarter of 2011, is due to change in loan mix, loan growth and higher net charge-offs. Net charge-offs of $2.2 million in the fourth quarter of 2012 represented 0.37% of average loans as compared to $1.7 million or 0.34% of average loans in the fourth quarter of 2011. Net charge-offs in the fourth quarter of 2012 were primarily attributable to commercial and industrial loans ($1.4 million), construction loans ($459 thousand), home equity and consumer loans ($195 thousand), and the unguaranteed portion of SBA loans ($111 thousand).

        Total noninterest income for the twelve months of 2012 was $21.4 million compared to $13.5 million in 2011, an increase of 58%. This increase was due primarily to an $8.0 million increase in gains realized on the sale of residential mortgage loans. Service charges on deposit accounts increased $619 thousand in 2012 as compared to 2011, a 19% increase. Other noninterest income increased by $652 thousand primarily due to other loan income and ATM fees. Investment securities gains were $690 thousand for the twelve months in 2012 as compared to $1.4 million for the same period in 2011. A $529 thousand loss on the early extinguishment of debt was realized in 2012 due to restructuring of FHLB advances. Excluding investment securities gains and the loss on the early extinguishment of debt, total noninterest income was $21.2 million for the twelve months of 2012 as compared to $12.1 million for 2011, a 76% increase.

        Total noninterest income for the three months ended December 31, 2012 increased to $6.1 million from $3.9 million for the three months ended December 31, 2011, a 57% increase. This increase was due primarily to an increase of $1.9 million in gains on sales of residential mortgage loans in the fourth quarter of 2012 as compared to the fourth quarter of 2011, resulting from substantially higher volumes of residential mortgage refinancing activity. Other income increased $365 thousand in the fourth quarter of 2012 as compared to the fourth quarter of 2011, a 65% increase due substantially to loan fee income and ATM fees. Investment securities losses amounted to $75 thousand for the fourth quarter of 2012, as compared to no investment gains or losses for the fourth quarter of 2011. Excluding investment securities losses, total noninterest income was $6.1 million for the fourth quarter of 2012, as compared to $3.9 million for the fourth quarter of 2011, an increase of 59%.

        Total noninterest expenses were $76.5 million for the twelve months of 2012, as compared to $63.3 million for 2011, a 21% increase. Cost increases for salaries and benefits were $9.2 million due to staffing increases primarily as a result of growth in residential lending, commercial lending and branch personnel and merit increases, incentive compensation and benefits increases. Premises and equipment expenses were $1.8 million higher due primarily to the cost of new branch offices, a new commercial lending office, two new residential lending offices and normal increases in leasing costs. Data processing costs increased by $861 thousand due to system enhancements and expanded customer transaction costs. Legal, accounting, and professional fees increases of $279 thousand were due substantially to higher professional fees, resolution of problem loans and related collection costs. FDIC insurance premiums were $106 thousand lower due to FDIC premium rate declines which took effect on April 1, 2011. Other expenses increased for the twelve months of 2012 versus 2011 by $1.1 million due substantially to increases in broker fees, other losses, and telephone. For the twelve months of 2012, the efficiency ratio improved to 51.40% as compared to 56.22% for the same period in 2011 and the ratio of noninterest expenses to average assets was 2.55% for the twelve months ended December 31, 2012 as compared to 2.51% for the same period in 2011. Cost control remains a significant operating objective of the Company.

        Total noninterest expenses were $20.3 million for the three months ended December 31, 2012, as compared to $18.3 million for the three months ended December 31, 2011, an 11% increase. Cost increases for salaries and benefits were $2.0 million, due to staffing increases primarily as a result of growth in residential lending, as well as additional commercial lending and branch personnel and merit and benefit cost increases, and increases in incentive compensation. Premises and equipment expenses were $288 thousand higher, due to the cost of new branch offices, a new commercial lending office, two new residential lending offices and normal increases in leasing costs. The efficiency ratio was 49.82% for the three months ended December 31, 2012 as compared to 56.97% for the same period in 2011

        The ratio of common equity to total assets increased from 7.42% at December 31, 2011 to 8.60% at December 31, 2012 due to a decrease in balance sheet leverage, primarily reflecting the issuance of 2,604,086 shares of common stock in the Company's at the market and underwritten offerings, for net proceeds of approximately $43 million, as well as net retained earnings of $34.7 million. As discussed below, the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

        Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, loans held for sale, investment securities, and interest bearing deposits with banks. The cost of funds comprises interest expense on deposits, customer repurchase agreements and other borrowings, which are federal funds purchased and advances from the FHLB. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income in 2012 was $127.5 million compared to $99.0 million in 2011 and $76.8 million in 2010. For the three months ended December 31, 2012, net interest income was $34.7 million as compared to $28.3 million and $21.3 million for the same periods in 2011 and 2010, respectively.

        For the year ended December 31, 2012, net interest income increased 29% over the same period for 2011. Average loans increased $386 million and average deposits increased by $428 million. The net interest margin was 4.32% for the year ended December 31, 2012, as compared to 3.99% (4.17% excluding the effect of the settlement deposit) for the same period in 2011. The Company has been able to maintain its loan yields in 2012 close to 2011 levels due to loan pricing practices, and has been able to reduce its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable to peer banking companies.

        Net interest income increased 23% for the three months ended December 31, 2012 over the same period for 2011. Average loans increased $411 million and average deposits increased by $96 million. For the three months ended December 31, 2012 the net interest margin was 4.31% as compared to 3.65% (4.16% excluding the effect of the settlement deposit) for the same three months in 2011.

        The tables below present the average balances and rates of the various categories of the Company's assets and liabilities for the years and three months ended December 31, 2012, 2011 and 2010. Included in the tables is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

	Years Ended December 31,
	2012			2011			2010
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$186,157	$475	0.26%	$206,894	$513	0.25%	$8,151	$108	1.32%
Loans held for sale	140,167	4,945	3.53%	63,198	2,458	3.89%	32,362	1,384	4.28%
Loans(1)(2)	2,281,027	129,655	5.68%	1,895,268	109,862	5.80%	1,498,942	88,000	5.87%
Investment securities available for sale(2)	330,670	6,824	2.06%	266,758	6,181	2.32%	259,576	6,992	2.69%
Federal funds sold	15,396	44	0.29%	50,507	110	0.22%	78,120	174	0.22%

Total interest earning assets	2,953,417	141,943	4.81%	2,482,625	119,124	4.80%	1,877,151	96,658	5.15%

Noninterest earning assets	77,827			67,882			80,787
Less: allowance for credit losses	33,250			26,915			21,747

Total noninterest earning assets	44,577			40,967			59,040

Total Assets	$2,997,994			$2,523,592			$1,936,191

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Interest bearing transaction	$94,848	$289	0.30%	$64,849	$236	0.36%	$54,889	$209	0.38%
Savings and money market	1,183,402	5,946	0.50%	869,971	8,488	0.98%	684,858	7,847	1.15%
Time deposits	481,661	5,822	1.21%	579,346	8,524	1.47%	506,570	8,830	1.74%

Total interest bearing deposits	1,759,911	12,057	0.69%	1,514,166	17,248	1.14%	1,246,317	16,886	1.35%
Customer repurchase agreements and federal funds purchased	96,141	325	0.34%	116,367	685	0.59%	96,862	731	0.75%
Other short-term borrowings	697	3	—	22	—	—	3,737	27	0.72%
Long-term borrowings	46,704	2,029	4.27%	49,300	2,144	4.35%	49,300	2,188	4.44%

Total interest bearing liabilities	1,903,453	14,414	0.76%	1,679,855	20,077	1.20%	1,396,216	19,832	1.42%

Noninterest bearing liabilities:
Noninterest bearing demand	781,240			599,351			335,029
Other liabilities	11,067			9,044			6,648

Total noninterest bearing liabilities	792,307			608,395			341,677

Shareholders' equity	302,234			235,342			198,298

Total Liabilities and Shareholders' Equity	$2,997,994			$2,523,592			$1,936,191

Net interest income		$127,529			$99,047			$76,826

Net interest spread			4.05%			3.60%			3.73%
Net interest margin			4.32%			3.99%			4.09%

(1)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $5.4 million, $4.3 million and $2.6 million for the year ended December 31, 2012, 2011, and 2010 respectively.

(2)
Interest and fees on loans and investments exclude tax equivalent adjustments.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

	Three Months Ended December 31,
	2012			2011			2010
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$258,577	$177	0.27%	$539,924	$341	0.25%	$9,419	$25	1.05%
Loans held for sale	186,122	1,600	3.44%	177,116	1,724	3.89%	74,210	769	4.14%
Loans(1)(2)	2,442,418	34,839	5.67%	2,030,986	29,583	5.78%	1,598,362	23,620	5.86%
Investment securities available for sale(2)	310,851	1,545	1.98%	301,517	1,427	1.88%	256,520	1,580	2.44%
Federal funds sold	5,494	3	0.22%	22,360	16	0.28%	82,981	46	0.22%

Total interest earning assets	3,203,462	38,164	4.74%	3,071,903	33,091	4.27%	2,021,492	26,040	5.11%

Noninterest earning assets	80,580			68,745			80,973
Less: allowance for credit losses	36,544			28,696			23,073

Total noninterest earning assets	44,036			40,049			57,900

Total Assets	$3,247,498			$3,111,952			$2,079,392

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Interest bearing transaction	$110,688	$93	0.33%	$73,577	$73	0.39%	$59,616	$69	0.46%
Savings and money market	1,312,792	1,528	0.46%	1,031,079	2,085	0.80%	732,839	1,889	1.02%
Time deposits	471,591	1,306	1.10%	570,624	1,969	1.37%	521,680	2,068	1.57%

Total interest bearing deposits	1,895,071	2,927	0.61%	1,675,280	4,127	0.98%	1,314,135	4,026	1.22%
Customer repurchase agreements and federal funds purchased	97,622	75	0.31%	134,332	152	0.45%	105,650	186	0.70%
Other short-term borrowings	603	1	—	—	—	—	—	—	—
Long-term borrowings	39,300	424	4.22%	49,300	541	4.29%	49,300	541	4.35%

Total interest bearing liabilities	2,032,596	3,427	0.67%	1,858,912	4,820	1.03%	1,469,085	4,753	1.28%

Noninterest bearing liabilities:
Noninterest bearing demand	853,496			977,427			395,953
Other liabilities	18,005			10,780			8,163

Total noninterest bearing liabilities	871,501			988,207			404,116

Shareholders' equity	343,401			264,833			206,191

Total Liabilities and Shareholders' Equity	$3,247,498			$3,111,952			$2,079,392

Net interest income		$34,737			$28,271			$21,287

Net interest spread			4.07%			3.24%			3.83%
Net interest margin			4.31%			3.65%			4.18%

(1)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.7 million, $1.2 million and $712 thousand for the three months ended December 31, 2012, 2011, and 2010 respectively.

(2)
Interest and fees on loans and investments exclude tax equivalent adjustments.

        The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2012 as compared to 2011 was a function of an increase in the volume of earning assets, and lower funding costs offsetting the decrease in interest income on earning assets. For 2011 over 2010, the change is due to an increase in the volume of earning assets, and lower funding costs offsetting the decrease in interest income on earning assets.

Rate/Volume Analysis of Net Interest Income

	2012 compared with 2011			2011 compared with 2010
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$22,361	$(2,568)	$19,793	$23,268	$(1,406)	$21,862
Loans held for sale	2,994	(507)	2,487	1,319	(245)	1,074
Investment securities	1,481	(838)	643	193	(1,004)	(811)
Interest bearing bank deposits	(51)	13	(38)	2,633	(2,228)	405
Federal funds sold	(76)	10	(66)	(62)	(2)	(64)

Total interest income	26,709	(3,890)	22,819	27,351	(4,885)	22,466

Interest paid on
Interest bearing transaction	109	(56)	53	38	(11)	27
Savings and money market	3,058	(5,600)	(2,542)	2,121	(1,480)	641
Time deposits	(1,437)	(1,265)	(2,702)	1,269	(1,575)	(306)
Customer repurchase agreements	(119)	(241)	(360)	147	(193)	(46)
Other borrowings	(113)	1	(112)	(27)	(44)	(71)

Total interest expense	1,498	(7,161)	(5,663)	3,548	(3,303)	245

Net interest income	$25,211	$3,271	$28,482	$23,803	$(1,582)	$22,221

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consulting firm, support management's assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption "Critical Accounting Policies" for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table under "Allowance for Credit Losses" at page 57, which reflects the comparative charge-offs and recoveries.

        During the year of 2012, the allowance for credit losses increased $7.8 million reflecting $16.2 million in provision for credit losses and $8.4 million in net charge-offs during the period. The provision for credit losses was $16.2 million for 2012 as compared to $11.0 million in 2011. The higher provisioning in 2012 as compared to 2011 is attributable to the change in loan mix, higher reserves for classified loans, loan growth, and higher net charge-offs in the twelve months of 2012 compared to 2011.

        The provision for credit losses was $4.1 million for the three months ended December 31, 2012 as compared to $2.8 million for the three months ended December 31, 2011. At December 31, 2012 the allowance for credit losses represented 1.50% of loans outstanding, as compared to 1.44% and 1.48% at December 31, 2011 and September 30, 2012, respectively. The allowance for credit losses represented 122% of nonperforming loans at December 31, 2012, as compared to 90% at December 31, 2011 and 110% at September 30, 2012. The higher provisioning in the fourth quarter of 2012, as compared to the fourth quarter of 2011, is due to change in loan mix, loan growth and higher net charge-offs. Net charge-offs of $2.2 million in the fourth quarter of 2012 represented 0.37% of average loans, excluding loans held for sale, as compared to $1.7 million or 0.34% of average loans, excluding loans held for sale, in the fourth quarter of 2011. Net charge-offs in the fourth quarter of 2012 were primarily attributable to commercial and industrial loans ($1.4 million), construction loans ($459 thousand), home equity and consumer loans ($195 thousand), and the unguaranteed portion of SBA loans ($111 thousand).

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

Noninterest Income

        Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investments, loss on early extinguishment of debt, income from bank owned life insurance ("BOLI") and other income.

        Total noninterest income for the year of 2012 was $21.4 million compared to $13.5 million in 2011, an increase of 58%. This increase was due primarily to an $8.0 million increase in gains realized on the sale of residential mortgage loans. Service charges on deposit accounts increased $619 thousand in 2012 as compared to 2011, a 19% increase. Other noninterest income increased by $652 thousand primarily due to other loan income and ATM fees. Investment securities gains were $690 thousand for year of 2012 as compared to $1.4 million for the same period in 2011. A $529 thousand loss on the early extinguishment of debt was realized in 2012 due to restructuring of FHLB advances. Excluding investment securities gains and the loss on the early extinguishment of debt, total noninterest income was $21.2 million for the twelve months of 2012 as compared to $12.1 million for 2011, a 76% increase.

        Total noninterest income for the three months ended December 31, 2012 increased to $6.1 million from $3.9 million for the three months ended December 31, 2011, a 57% increase. This increase was due primarily to an increase of $1.9 million in gains on sales of residential mortgage loans in the fourth quarter of 2012 as compared to the fourth quarter of 2011, resulting from substantially higher volumes of residential mortgage refinancing activity. Other income increased $365 thousand in the fourth quarter of 2012 as compared to the fourth quarter of 2011, a 65% increase due substantially to loan fee income and ATM fees. Investment securities losses amounted to $75 thousand for the fourth quarter of 2012, as compared to no investment gains or losses for the fourth quarter of 2011. Excluding investment securities losses, total noninterest income was $6.1 million for the fourth quarter of 2012, as compared to $3.9 million for the fourth quarter of 2011, an increase of 59%.

        For the year ended December 31, 2012, service charges on deposit accounts increased $619 thousand from $3.3 million, an increase of 19% over 2011. For the three months ended December 31, 2012, service charges on deposit accounts increased $18 thousand to $1.0 million compared to the same period in 2011, an increase of 2%. This increase in service charges for year 2012 and the three months ended December 31, 2012 was primarily related to growth in the number of accounts.

        Gain on sale of loans consists of SBA and residential mortgage loans. For the year ended December 31, 2012, gain on sale of loans increased from $6.1 million to $13.9 million compared to the same period in 2011 or 130%. For the three months ended December 31, 2012, gain on sale of loans increased from $2.2 million to $4.1 million compared to the same period in 2011. The higher amount of gains is due substantially to gains realized on the sale of residential mortgage loans.

        The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $13.5 million for the year of 2012 compared to $5.5 million in the same period in 2011. For the three months ended December 31, 2012, gains on the sale of residential mortgage loans were $4.0 million as compared to $2.1 million for the same three months of 2011. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent. Premiums are subject to refund in the mortgage loan pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the year of 2012. The reserve amounted to $225 thousand at December 31, 2012 and is included in Other liabilities on the Consolidated Balance Sheets. The Bank does not originate "sub-prime" loans and has no exposure to this market segment.

        The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $443 thousand for the year ended December 31, 2012 compared to $574 thousand for the year ended December 31, 2011. For the three months ended December 31, 2012, gains on the sale of SBA loans amounted to $54 thousand as compared to $126 thousand for the same period in 2011. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

        Other income totaled $2.9 million for the year ended 2012 as compared to $2.3 million for the same period in 2011, an increase of 29%. ATM fees increased from $751 thousand for the year ended 2011 to $963 thousand for the year ended 2012, a 28% increase. SBA service fees decreased from $218 thousand for the year ended December 31, 2011 to $208 thousand for the year ended 2012, a 5% decrease. Noninterest loan fees increased from $946 thousand for the year ended 2011 to $1.3 million for the same period in 2012, a 38% increase. Other noninterest fee income was $456 thousand for the year 2012 compared to $365 thousand for the same period in 2011. Other income totaled $927 thousand for the three months ended December 31, 2012 as compared to $562 thousand for the same period in 2011, an increase of 65%.

        Net investment gains amounted to $690 thousand for the year ended December 31, 2012 compared to $1.4 million for the year ended December 31, 2011. For the 3 months ended December 31, 2012 net investment losses amounted to $75 thousand compared to zero for the same period in 2011. Gains were realized during the year 2012 to both take advantage of a very strong fixed income market in bullet U.S. Agency securities and municipal securities. Losses were realized during the year 2012 in selling higher coupon mortgaged backed securities in order to mitigate prepayment risk and resulting negative yields.

Noninterest Expense

        Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance premiums and other expenses.

        Total noninterest expenses were $76.5 million for the year of 2012, as compared to $63.3 million for 2011, a 21% increase. For the three months ended December 31, 2012, total noninterest expenses were $20.3 million, as compared to $18.3 million for 2011, an 11% increase.

        Salaries and employee benefits were $43.7 million for the year ended 2012, as compared to $34.5 million for 2011, a 27% increase. For the three months ended December 31, 2012, salaries and employee benefits amounted to $12.2 million versus $10.2 million for the same period in 2011, a 20% increase. Cost increases for salaries and benefits for both the year and three month periods were primarily due to merit increases, incentive compensation and benefits increases, and staffing increases primarily as a result of growth in the Residential Lending department as well as additional lending and branch personnel. At December 31, 2012, the Company's staff numbered 393, as compared to 338 at December 31, 2011 and 292 at December 31, 2010.

        Premises and equipment expenses amounted to $10.2 million for the year ended December 31, 2012 as compared to $8.4 million for the same period in 2011, a 22% increase. Premises and equipment expenses amounted to $2.7 million for the three months ended December 31, 2012 as compared to $2.4 million for the same period in 2011, a 12% increase. For both the year and three month periods premises and equipment expenses were higher due primarily to the cost of new branch offices, a new commercial lending office, two new residential lending offices and normal increases in leasing costs. For the year and three months ended December 31, 2012, the Company recognized $99 thousand and $26 thousand respectively of sublease revenue as compared to $324 thousand and $71 thousand for the same period in 2011. The sublease revenue is a direct offset of premises and equipment expenses.

        Marketing and advertising expenses increased from $1.6 million for the year ended December 31, 2011 to $1.8 million for 2012, an increase of 8%. Marketing and advertising expenses increased from $411 thousand for the three months ended December 31, 2011 to $419 thousand for the same period in 2012, an 2% increase. The primary reasons for the increase in both the year and three month periods were due to additional advertising expenses incurred in 2012 for general branding purposes, such as online advertisements, as well as increased print advertising for residential mortgage lending and other business lines.

        Data processing expenses increased from $3.6 million for the year ended December 31, 2011 to $4.4 million for 2012, an increase of 24%. Data processing expenses remained constant at approximately $1.1 million for both the three months ended December 31, 2012 and 2011. The increase in expense for the year ended December 31, 2012 as compared to the same period in 2011 was due to system enhancements, new offices and expanded customer transaction costs.

        Legal, accounting and professional fees were $4.3 million for the year ended December 31, 2012, as compared to $4.0 million for 2011, an increase of 7%. Legal, accounting and professional fees were $938 thousand for the three months ended December 31, 2012, as compared to $1.1 million in 2011, a 15% decrease. The increase for the year ended December 31, 2012 as compared to the same period in 2011 was due to professional fees. The primary reason for the decrease in three months was due primarily to the decline in collection costs related to the resolution of problem loans.

        FDIC insurance premiums decreased to $2.1 million for the year ended December 31, 2012 as compared to $2.2 million for 2011, a decrease of 5%. For the three months ended December 31, 2012, FDIC insurance premiums amounted to $536 thousand as compared to $567 thousand for the same period in 2011, a 6% decrease. FDIC insurance premiums were lower for year and three month periods due to a lower FDIC premium rate, which took effect on April 1, 2011.

        Other expenses increased to $10.1 million for the year ended December 31, 2012 from $9.0 million for the same period in 2011, an increase of 12%. For the three months ended December 31, 2012, other expenses amounted to $2.4 million as compared to $2.6 million for the same period in 2011, a decrease of 5%. The major components of cost in this category include insurance expenses, deposit fees, telephone, director fees, OREO expenses and other losses. The increase for the year ended December 31, 2012 compared to the same period in 2011, was primarily due to an increase of $717 thousand of other losses and an increase of $691 thousand in deposit fees partially offset by a decrease of $709 thousand of merger related expenses for a terminated transaction and $178 thousand of expenses for the operations of OREO properties. The increase for the three month period ended December 31, 2012 compared to the same period in 2011 was primarily due to $84 thousand of deposit fees and $65 thousand of expenses for the operations of OREO properties, offset by a decrease of $399 thousand of merger related expenses.

Income Tax Expense

        The Company recorded income tax expense of $20.9 million in 2012 compared to $13.7 million in 2011 and $9.1 million in 2010, resulting in an effective tax rate of 37.2%, 35.9% and 35.3%, respectively. The higher effective tax rate for the year 2012 relates to a higher marginal tax rate resulting from a higher level of income.

BALANCE SHEET ANALYSIS

Overview

        At December 31, 2012, total assets were $3.41 billion, compared to $2.83 billion at December 31, 2011, a 20% increase. Total loans (excluding loans held for sale) were $2.49 billion at December 31, 2012 compared to $2.06 billion at December 31, 2011, a 21% increase. Loans held for sale amounted to $226.9 million at December 31, 2012 as compared to $176.8 million at December 31, 2011, a 28% increase. Total deposits were $2.90 billion at December 31, 2012, compared to deposits of $2.39 billion at December 31, 2011, a 21% increase. The investment portfolio totaled $299.8 million at December 31, 2012, a 5% decrease from the $313.8 million balance at December 31, 2011. Total borrowed funds (excluding customer repurchase agreements) were $39.3 million at December 31, 2012 compared to $49.3 million at December 31, 2011, a 20% decrease. Customer repurchase agreements declined slightly, by $2.0 million or 2%, to $101.3 million December 31, 2012.

        Total shareholders' equity increased to $350.0 million at December 31, 2012, compared to $266.7 million at December 31, 2011. This increase primarily results from the issuance of 2,604,086 shares of common stock during 2012 in the Company's at the market and underwritten offerings, at an average weighted price of $17.31 per share, for net proceeds of $43.0 million, as well as net retained earnings of $34.7 million.

Investment Securities Available-for-Sale ("AFS") and Short-Term Investments

        The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company's investment securities categorized as "available-for-sale" ("AFS"). The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders' equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2012, the Company had a net unrealized gain in AFS securities of $9.1 million as compared to a net unrealized gain in AFS securities of $8.1 million at December 31, 2011. The deferred income tax liability at December 31, 2012 and 2011 related to these unrealized gains was $3.6 million and $3.3 million, respectively.

        The AFS portfolio is comprised of U.S. Government agency securities (17% of AFS securities) with an average duration of 2.5 years, seasoned mortgage backed securities that are 100% agency issued (58% of AFS securities) which have an average expected life of 3.3 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (25% of AFS securities) which have an average duration of 5.5 years, and equity investments which comprise less than 1% of AFS securities. The equity investment includes common stock of three community banking companies which have an estimated fair value of $330 thousand. Ninety nine percent (99%) of the investment securities which are debt instruments are rated AAA or AA. The remaining one percent (1%) of the investment securities which are debt instruments are municipal bonds that have a rating of A. All ratings represent investment grade issues.

        At December 31, 2012, the investment portfolio amounted to $299.8 million as compared to a balance of $313.8 million at December 31, 2011, a decrease of 4%. The investment portfolio is managed to achieve goals related to income, liquidity, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships.

        The following table provides information regarding the composition of the Company's investment securities portfolio at the dates indicated. As earlier noted, amounts are reported at estimated fair value. The change in composition of the portfolio at December 31, 2012 as compared to 2011 was due principally to Asset Liability Committee decisions to increase the mix of municipal bonds, which was believed to represent good value and principal security, to increase holdings of structured mortgage backed securities issued by U.S. Government Agencies or government sponsored enterprises which are believed to well position the Company in the current interest rate environment. The decrease in holdings of U.S. Government Agency securities was the result of decisions to sell certain issues in order to realize gains that would otherwise mature at par in the next few years. In total, the balance of investment securities was fairly stable in 2012 as available cash flow during 2012 was deployed to higher average loans held for sale, as well as maintaining high average liquidity levels.

	December 31,
	2012		2011		2010
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
U. S. Government agency securities	$49,082	16.4%	$103,753	33.1%	$68,398	30.0%
Residential mortgage backed securities	173,083	57.7%	147,978	47.2%	109,909	48.2%
Municipal bonds	77,313	25.8%	61,773	19.6%	49,368	21.6%
Other equity investments	342	0.1%	307	0.1%	373	0.2%

	$299,820	100%	$313,811	100%	$228,048	100%

        The growth in the investment portfolio in 2011 over 2010 was due in large part to investing a significant portion of the deposit growth in excess of loan growth that occurred in 2011.

        The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted-average yield of the investment portfolio at December 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

        At December 31, 2012, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's shareholders' equity.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U. S. Government agency securities	$5,038	0.98%	$42,568	1.78%	$—	—	$—	—	$47,606	1.70%
Residential mortgage backed securities	10,373	1.20%	107,593	2.05%	52,683	2.17%	—	—	170,649	2.04%
Muncipal bonds	—	—	11,469	3.40%	60,581	3.23%	—	—	72,050	3.26%
Other equity investments	—	—	—	—	—	—	—	—	407	—

	$15,411	1.13%	$161,630	2.07%	$113,264	2.74%	—	—	$290,712	2.28%

        The Company also has a portfolio of short-term investments utilized for asset liability management needs which consist from time-to-time of discount notes, commercial paper, money market investments, and other bank certificates of deposit. This portfolio amounted to $10.3 million at December 31, 2012 and 2011, respectively.

        Federal funds sold amounted to $7.9 million at December 31, 2012 as compared to $21.8 million at December 31, 2011. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

        Interest bearing deposits with banks and other short-term investments amounted to $324.0 million at December 31, 2012 as compared to $205.2 million at December 31, 2011. The significant increase in these overnight funds during 2012 and 2011 represents excess daily liquidity held at the Federal Reserve to meet future loan demand, to fund future increases in investment securities and to meet other general liquidity needs of the Company.

Loan Portfolio

        In its lending activities, the Company seeks to develop substantial relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

        Loan growth over the past year has been favorable, with loans outstanding reaching $2.49 billion at December 31, 2012, an increase of $436.8 million or 21% as compared to $2.06 billion at December 31, 2011, and increased $380.8 million or 23% as compared to $1.68 billion at December 31, 2010.

        The loan growth in 2012 was predominantly in the investment commercial real estate and the construction-commercial and residential segments, along with significant percentage increases in the commercial and industrial and owner occupied commercial real estate segments. Despite an increased level of competition for business, the Bank has been able to continue to grow its commercial real estate portfolio and attract new customers. Commercial real estate leasing in the Bank's market area has held up far better than in other parts of the country and values have generally held up well with upward price pressure in prime pockets. Meanwhile, multi-family properties in a number of sub-markets within the Bank's market area are experiencing normalized to declining vacancy rates, with upward pressure on rents. Construction lending picked up in 2012 on both the commercial and residential fronts. The housing market saw an uptick in demand, and tract development has returned in certain suburban markets. Commercial loan growth was strong in 2012 and was reflective of both expansion among existing customers and growth in new banking relationships. Consumer loan balances, including home equity lines of credit, saw modest growth last year. The mortgage rate environment, particularly in the 4th quarter, enticed many borrowers to refinance their home equity line or loan balances taking advantage of lower rates.

        Owner occupied commercial real estate and owner occupied commercial real estate construction represent 13.1% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 71.1% consisting of commercial real estate, residential mortgage real estate and commercial and residential construction loans. When owner occupied commercial real estate is excluded, the percentage of total loans represented by commercial real estate decreases to 58%. Real estate also serves as collateral for loans made for other purposes, resulting in 81.1% of loans being secured by real estate.

        The following table shows the trends in the composition of the loan portfolio over the past five years.

	Years Ended December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$545,070	22%	$478,886	23%	$411,744	26%	$346,692	25%	$334,999	27%
Investment—commercial real estate(1)	914,638	37%	756,645	37%	619,714	37%	499,501	36%	365,010	28%
Owner occupied—commercial real estate	297,857	12%	250,174	12%	223,986	13%	196,433	14%	184,059	15%
Real estate mortgage—residential	61,871	3%	39,552	2%	15,977	1%	9,236	1%	9,757	1%
Construction—commercial and residential(1)	533,722	21%	395,267	19%	298,272	18%	249,058	18%	283,006	22%
Construction—C&I (owner occupied)(1)	28,808	1%	34,402	2%	9,809	—	3,637	—	14	—
Home equity	106,844	4%	97,103	5%	89,885	5%	87,283	6%	80,295	6%
Other consumer	4,285	—	4,227	—	6,113	—	7,471	—	8,500	1%

Total loans	2,493,095	100%	2,056,256	100%	1,675,500	100%	1,399,311	100%	1,265,640	100%

Less: Allowance for credit losses	(37,492)		(29,653)		(24,754)		(20,619)		(18,403)

Net loans	$2,455,603		$2,026,603		$1,650,746		$1,378,692		$1,247,237

(1)
Includes loans for land acquisition and development.

        As noted above, a significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area and secured by real estate or other collateral in that market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the Washington, D.C. metropolitan real estate market could have an adverse impact on this portfolio of loans and the Company's income and financial position. While our basic market area is the Washington, D.C. metropolitan area, in which 85% of our commercial real estate exposure exists, the Bank has made loans outside that market area where the nature and quality of such loans was consistent with the Bank's lending policies. At present, the Company believes that commercial real estate values are stable to improving in the specific sub-markets of the Washington, D.C. metropolitan market in which the Company has its most significant real estate exposure.

        The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. Commercial real estate loans and construction, land and land development loans represent 407% and 153%, respectively, of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. The Company is well capitalized. Nevertheless, the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

        At December 31, 2012, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

        The Company has directly made higher risk real estate loans that entail additional risks as compared to loans made following normal underwriting practices. These higher risk loan transactions, representing financing subordinated to loans made by the Bank or other parties, and occasionally referred to in this report as "subordinated financings" are currently made through the Company's subsidiary, ECV. This activity is limited as to real estate individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. Transactions are structured to provide ECV with returns commensurate to the risk through the requirement of additional interest following payoff of all loans, which additional interest is recorded as a component of noninterest income:

  •
  At December 31, 2012, ECV has $3.5 million of loans outstanding for higher risk loan transaction relating to four real estate projects which are currently in a construction/sales phase. The loans are expected to be outstanding throughout 2013, with marketing and sales continuing during the year.

  •
  For the years ended December 31, 2012, 2011 and 2010, the ECV recorded $553 thousand, $203 thousand and $178 thousand of interest income. No noninterest income was recognized for the years ended December 31, 2012, and 2011, respectively, and $7 thousand of noninterest income was recognized in the year ended December 31, 2010.

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

Loan Maturity

        The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2012.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
Commercial	$545,070	$252,989	$213,707	$74,861	$3,513
Investment—commercial real estate(1)	914,638	224,019	504,340	184,887	1,392
Owner occupied—commercial real estate	297,857	22,192	118,545	112,237	44,883
Real estate mortgage—residential	61,871	9,492	40,454	3,581	8,344
Construction—commercial and residential(1)	533,722	303,284	175,181	53,593	1,664
Construction—C&I (owner occupied)(1)	28,808	476	9,956	10,894	7,482
Home equity	106,844	1,395	4,004	46,673	54,772
Other consumer	4,285	958	1,924	314	1,089

Total loans	$2,493,095	$814,805	$1,068,111	$487,040	$123,139

Loans with:
Predetermined fixed interest rate	$1,084,209	$168,445	$624,490	$243,710	$47,564
Floating interest rate	1,408,886	646,360	443,621	243,330	75,575

Total loans	$2,493,095	$814,805	$1,068,111	$487,040	$123,139

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consulting firm, support management's assessment as to the adequacy of the allowance at December 31, 2012. During 2012, a provision for credit losses was made in the amount of $16.2 million and net charge-offs amounted to $8.4 million. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements and activity in the allowance for credit losses is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption, "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate allowance for credit losses, as well as the discussion under the caption "Provision for Credit Losses."

        The allowance for credit losses represented 1.50% of total loans at December 31, 2012 as compared to 1.44% at December 31, 2011. At December 31, 2012, the allowance represented 122% of nonperforming loans as compared to 90% at December 31, 2011. The increase in the coverage ratio was due substantially to a change in the mix of the loan portfolio while the level of nonperforming loans declined by $2.1 million, or approximately 6%, at December 31, 2012 as compared to December 31, 2011.

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

        At December 31, 2012, the Company had $30.7 million of loans classified as nonperforming, and $42.4 million of potential problem loans, as compared to $32.8 million of nonperforming loans and $23.5 million of potential problem loans at December 31, 2011. Please refer to Note 1 to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company's policy regarding impairment of loans. Please refer to "Nonperforming Assets" at page 60 for a discussion of problem and potential problem assets.

        As the loan portfolio and allowance for credit losses review process continues to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. In 2012, the Company witnessed an increased level of net charge-offs and believes its level of net charge-offs and problem assets were below those of its peer banking companies. The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.

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

        The following table sets forth activity in the allowance for credit losses for the past five years.

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$29,653	$24,754	$20,619	$18,403	$8,037
Charge-offs:
Commercial(1)	3,481	4,310	2,495	3,705	481
Investment—commercial real estate(2)	1,189	277	719	488	29
Owner occupied—commercial real estate	350	—	246	239	—
Real estate mortgage—residential	300	95	—	553	—
Construction—commercial and residential(2)	3,033	1,366	1,698	177	497
Home equity	698	295	43	427	124
Other consumer	47	87	21	191	86

Total charge-offs	9,098	6,430	5,222	5,780	1,217

Recoveries:
Commercial(1)	144	28	37	274	44
Investment—commercial real estate(2)	18	126	3	—	—
Owner occupied—commercial real estate	—	—	—	—	—
Real estate mortgage—residential	—	3	—	2	—
Construction—commercial and residential(2)	510	183	7	2	50
Home equity	73	3	2	—	—
Other consumer	2	3	—	49	—

Total recoveries	747	346	49	327	94

Net charge-offs	8,351	6,084	5,173	5,453	1,123

Additions charged to operations	16,190	10,983	9,308	7,669	3,979
Acquired allowance—Fidelity	—	—	—	—	7,510

Balance at end of year	$37,492	$29,653	$24,754	$20,619	$18,403

Ratio of allowance for credit losses to total loans outstanding at year end	1.50%	1.44%	1.48%	1.47%	1.45%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.37%	0.32%	0.34%	0.42%	0.12%

(1)
Includes SBA loans.

(2)
Includes loans for land acquisition and development.

        The following table presents the allocation of the allowance for credit losses by loan category and the percent of loans each category bears to total loans. The allocation of the allowance at December 31, 2012 includes specific reserves of $8.1 million against impaired loans of $46.0 million as compared to specific reserves of $5.1 million against impaired loans of $46.7 million at December 31, 2011. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Years Ended December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial	$9,412	22%	$9,609	23%	$8,630	26%	$9,871	25%	$8,923	27%
Investment—commercial real estate(2)	9,148	37%	7,304	37%	6,668	37%	3,328	36%	2,103	28%
Owner occupied—commercial real estate	2,781	12%	1,898	12%	2,064	13%	3,167	14%	2,746	15%
Real estate mortgage—residential	659	3%	399	2%	115	1%	28	1%	58	1%
Construction—commercial and residential(2)	12,671	21%	7,862	19%	5,562	18%	3,627	18%	3,972	22%
Construction—C&I (owner occupied)	720	1%	684	2%	183	—	53	—	—	—
Home equity	1,730	4%	1,528	5%	1,441	5%	382	6%	394	6%
Other consumer	371	—	369	—	91	—	163	—	207	1%
Unallocated	—	—	—	—	—	—	—	—	—	—

Total allowance for credit losses	$37,492	100%	$29,653	100%	$24,754	100%	$20,619	100%	$18,403	100%

(1)
Represents the percent of loans in each category to total loans.

(2)
Includes loans for land acquisition and development.

Nonperforming Assets

        As shown in the table below, the Company's level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and OREO, totaled $36.0 million at December 31, 2012, representing 1.06% of total assets, as compared to $36.0 million at December 31, 2011, representing 1.27% of total assets. The Company has been highly proactive in addressing existing and potential problem loans resulting from a weaker economy. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for loan losses at 1.50% of total loans at December 31, 2012 is adequate to absorb potential credit losses in the loan portfolio at that date.

        Included in nonperforming assets at December 31, 2012 is OREO of $5.3 million, consisting of eleven foreclosed properties. The Company had eleven OREO properties with a net carrying value of $3.2 million at December 31, 2011. OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the year of

2012, the Company sold five foreclosed properties with a net carrying value of $875 thousand, recording a net gain on sale of $26 thousand.

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

        Loans are considered to have been modified in a TDR when due to a borrower's financial difficulties the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDR's as the accommodation of a borrower's request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example, (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had eight TDR's at December 31, 2012 totaling approximately $16.5 million. Six of these loans, totaling approximately $15.3 million, have demonstrated a period of at least six months of performance under the modified terms, and as a result are not disclosed in the table below. Two of these TDR loans, aggregating approximately $1.2 million, were moved to nonperforming status during 2012. At December 31, 2011 the Company had six TDRs totaling approximately $13.9 million.

        Total nonperforming loans amounted to $30.7 million at December 31, 2012, representing 1.23% of total loans, compared to $32.8 million at December 31, 2011, representing 1.59% of total loans. Nonperforming loans decreased by $2.1 million at December 31, 2012 as compared to 2011, and the ratio of nonperforming loans to total loans decreased primarily due to loan growth in 2012.

        The following table shows the amounts and relevant ratios of nonperforming assets at December 31 for the past five years:

(dollars in thousands)	2012	2011	2010	2009	2008
Nonaccrual Loans:
Commercial	$4,799	$5,718	$5,137	$4,364	$3,506
Investment—commercial real estate	3,458	7,662	3,913	1,641	3,960
Owner occupied—commercial real estate	2,578	282	—	526	207
Real estate mortgage—residential	699	1,041	760	259	—
Construction—commercial and residential	18,594	17,459	14,645	15,192	17,588
Construction—C&I (owner occupied)	—	—	—	—	—
Home equity	513	624	297	42	196
Other consumer	43	8	535	—	—
Accrual loans-past due 90 days:
Commercial	—	—	—	—	—
Investment—commercial real estate	—	—	—	—	—
Other consumer	—	—	—	—	—

Total nonperforming loans(1)	30,684	32,794	25,287	22,024	25,457

Other real estate owned	5,299	3,225	6,701	5,106	909

Total nonperforming assets	$35,983	$36,019	$31,988	$27,130	$26,366

Coverage ratio, allowance for credit losses to total nonperforming loans	122.19%	90.42%	97.89%	93.62%	72.29%
Ratio of nonperforming loans to total loans	1.23%	1.59%	1.51%	1.57%	2.01%
Ratio of nonperforming assets to total assets	1.06%	1.27%	1.53%	1.50%	1.76%

(1)
As of December 31, 2012, nonaccrual loans reported in the table above included $1.2 million of loans that migrated from performing "troubled debt restructurings" during 2012.

(2)
Gross interest income that would have been recorded in 2012 if nonaccrual loans shown above had been current and in accordance with their original terms was $2.4 million, while interest actually recorded on such loans was $139 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

        Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

        At December 31, 2012, there were $42.4 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $42.4 million in potential problem loans at December 31, 2012, compared to $37.2 million at September 30, 2012, and $23.5 million at December 31, 2011. There were $12.8 million of potential problem loans at December 31, 2011, that migrated to nonperforming loan status over the course of 2012. The nonperforming loan balance at December 31, 2012, included $8.0 million of loans that were considered potential problem loans at December 31, 2011. The Company maintains a conservative posture with respect to its risk ratings, which allows for early intervention in potential problem loan situations. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See Allowance for Credit Losses on page 56 for a description of the allowance methodology.

Other Earning Assets

        Residential mortgage loans held for sale amounted to $226.9 million at December 31, 2012 compared to $176.8 million at December 31, 2011. The increase in loans held for sale in 2012 was due to the Company's continued expansion of the Residential Lending origination and sales department throughout 2012. The Company originates and sells loans only on a "servicing released" basis in order to enhance noninterest income. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent within a specified period following sale and loan funding. There were no loan repurchases as a result of these defined events in 2012. While the Bank considers these potential recourse provisions to be a minimal risk, it has established a reserve based on the portfolio of loans subject to re-purchase. The Bank did not engage in the origination of subprime or "exotic" mortgage loans. See "Business" at page 1 for a description of the Bank's mortgage lending and brokerage activities.

        Bank owned life insurance is utilized by the Company in accordance with income tax regulations as part of the Company's financing of its benefit programs. At December 31, 2012 this asset amounted to $14.1 million as compared to $13.7 million at December 31, 2011, which reflected an increase in cash surrender values, and not new investments.

Intangible Assets

        The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization is made to arrive at the initial recorded value, which is included in intangible assets, net, on the Consolidated Balance Sheets.

        For 2012, excess servicing fees of $36 thousand were recorded, and $72 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2012, the balance of excess servicing fees was $143 thousand. For 2011, excess servicing fees of $56 thousand were recorded, of which $30 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2011, the balance of excess servicing fees was $179 thousand.

        In connection with the acquisition of Fidelity & Trust Financial Corporation ("Fidelity") in 2008 and the purchase during 2011 of the Gallery Place branch office, the Company allocated a portion of the purchase price to core deposit intangibles, based upon an independent evaluation, which are included in Intangible assets, on the Consolidated Balance Sheets. The initial amount recorded for Gallery Place branch office was $215 thousand. The amount of the core deposit intangible relating to the Gallery Place branch acquisition at December 31, 2012 was $9 thousand, which is being amortized over its remaining useful life of one month as a component of other noninterest expense. The initial amount recorded for the Fidelity acquisition was $2.3 million. The amount of the core deposit intangible relating to the Fidelity acquisition at December 31, 2012 was $1.5 million, which is being amortized over its remaining economic life of 3.2 years as a component of other noninterest expense. The amounts amortized in 2012 and 2011 were $324 thousand and $284 thousand, respectively. The unamortized assets at December 31, 2012 and 2011 were $1.5 million and $1.8 million, respectively.

        The Company recorded an unidentified intangible asset (goodwill) incident to the acquisition of Fidelity of $2.2 million. The Company's testing of potential goodwill impairment (which is required annually), has resulted in no impairment being recorded.

Deposits and Other Borrowings

        The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts and savings accounts. Additionally, the Bank obtains certificates of deposits from the local market areas surrounding the Bank's offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and the Promontory Interfinancial Network, LLC network.

        For the year ended December 31, 2012, noninterest bearing deposits increased $192.9 million as compared to December 31, 2011, while interest bearing deposits increased by $312.2 million during the same period. Average total deposits for the year of 2012 were $2.54 billion, as compared to $2.11 billion for the same period in 2011, a 20% increase.

        Approximately 18% of the Bank's deposits at December 31, 2012 ($527.2 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 23% at December 31, 2011 ($555.1 million). This decrease in the percentage of total deposits in the time deposit category at December 31, 2012 as compared to December 31, 2011, was due to sales emphasis on acquiring core money market and demand deposit accounts.

        For the twelve months ended December 31, 2012, noninterest bearing deposits increased $192.9 million to $881.4 million or a growth rate of 28% as compared to $688.5 million as of December 31, 2011, while interest bearing deposits increased by $312.2 million during the same period, a growth rate of 18%. Within interest bearing deposits, money market and savings accounts collectively amounted to $1.37 billion at December 31, 2012 or 47% of total deposits, as compared to $1.07 million, or 45% of total deposits, at December 31, 2011, a 29% increase.

        The following table sets forth the maturities of time deposits with balances of $100 thousand or more, which represent 8% and 14% of total deposits as of December 31, 2012 and 2011, respectively. See Note 7 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table at page 46 for the average rates paid on interest-bearing deposits. Time deposits of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.

	December 31,
(dollars in thousands)	2012	2011	2010
Three months or less	$84,541	$109,615	$112,706
More than three months through six months	61,698	90,094	78,567
More than six months through twelve months	45,545	44,764	108,181
Over twelve months	41,091	87,997	45,293

Total	$232,875	$332,470	$344,747

        From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC. The Bank participates in the Certificates of Deposit Account Registry Service ("CDARS") and the Insured Cash Sweep product ("ICS"), which provides for reciprocal ("two-way") transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits. The Bank has a commitment at December 31, 2012 from the Promontory Interfinancial Network to place up to $300 million of brokered deposits from its Insured Network Deposit ("IND") program with the Bank in amounts requested by the Bank, as compared to an actual balance of $151.1 million at December 31, 2012. At December 31, 2012, total deposits included $474.2 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 16% of total deposits. At December 31, 2011, total time deposits (excluding the CDARS and ICS two-way) included $264.8 million of brokered deposits, which represented 11% of total deposits. The CDARS and ICS two-way component represented $92.5 million, or 3% of total deposits and $84.2 million or 4% of total deposits at December 31, 2012 and 2011, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank.

        At December 31, 2012, the Company had $881.4 million in noninterest bearing demand deposits, representing 30% of total deposits. This compared to $688.5 million of these deposits at December 31, 2011 or 29% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank's market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank's interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank is prepared to evaluate options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company's net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

        As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $101.3 million at December 31, 2012 compared to $103.4 million at December 31, 2011. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities or U.S. government agency mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain sufficient investment securities for pledging purposes to accommodate the fluctuations in balances which may occur in these customer repurchase agreement accounts.

        The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the Bank had $30 million and $40 million, respectively of borrowings outstanding under its credit facility from the FHLB. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's commercial mortgage and home equity loan portfolios.

        The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $40 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at December 31, 2012 or 2011.

        Please refer to "Capital Resources and Adequacy" at page 72, and Note 8 to the Consolidated Financial Statements for additional information regarding the Company's short and long-term borrowings.

COMPARISON OF 2011 VERSUS 2010

        For the year ended December 31, 2011, the Company's net income was a record $24.6 million, a 47% increase over the $16.7 million for the year ended December 31, 2010. The increase in net income for the twelve months ended December 31, 2011 can be attributed primarily to an increase in net interest income of 29% as compared to the same period in 2010. Net interest income growth was due substantially to growth in average earning assets of 32% in 2011.

        Net income available to common shareholders was $23.0 million ($1.16 per basic common share and $1.14 per diluted common share), as compared to $15.4 million ($0.78 per basic common share and $0.77 per diluted common share) for the year ended December 31, 2010, a 50% increase. The higher percentage increase in net income available to common shareholders versus net income is due to a lower dividend rate on preferred stock issued under the SBLF program as compared to the preferred stock issued under the TARP Capital Purchase Program ("TARP CPP"), which was fully redeemed in 2011.

        For the year ended 2011, the Company recognized one-time charges relating to a merger transaction that was terminated in the fourth quarter which had a pretax cost of $733 thousand. In addition, for the year ended 2011 the Company recognized one-time charges relating to conversion costs and special marketing expenses which had a pretax cost of $554 thousand. These items negatively impacted the year after tax earnings by $1.0 million ($0.05 per share).

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

        The Company's earnings are largely dependent on net interest income, which represented 88% and 89% of total revenue (defined as net interest income plus noninterest income) for the full year in 2011 and 2010, respectively. For the twelve months ended December 31, 2011, the net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets was 3.99% (4.17% excluding the settlement deposit) as compared to 4.09% for the twelve months ended December 31, 2010. The higher margin for 2011 (excluding the settlement deposit) as compared to 2010 was due to maintaining loan yields close to 2010 levels and reducing funding costs while maintaining a favorable deposit mix; much of which has occurred from efforts to increase and deepen client relationships.

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

        In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased from 80% of average earning assets in 2010 to 76% (80% excluding the effect of the settlement deposit) of average earning assets for 2011. This higher growth of average funding sources as compared to loans added average liquidity to the balance sheet in 2011. The decrease in average loans as a percentage of average earning assets in 2011 was due to the significant growth in average deposits as compared to 2010, including the settlement deposit which added $118 million to average deposits. In 2011, average loans, excluding loans held for sale, increased $396 million, a 26% increase, and average deposits increased by $532 million, a 34% increase ($414 million and 26% excluding the effect of the settlement deposit) as compared to the same period in 2010. Average time deposit growth in 2011 of $73 million consisted primarily of brokered deposits, which were acquired in the first six months of 2011 from national firms at attractive terms and rates. The increase in average loans in 2011 as compared to 2010 is primarily attributable to growth in loans for both investment commercial real estate and construction loans. Average investment securities for the year of 2011 amounted to 11% of average earning assets, a decrease of 3% from an average of 14% for the same period in 2010. The combination of federal funds sold and interest bearing deposits with other banks, averaged 10% of average earning assets for the year of 2011 as compared to 5% for the same period in 2010.

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

        Total noninterest income for the year of 2011 was $13.5 million compared to $9.2 million in 2010, an increase of 46%. This increase was due primarily to a $3.0 million increase in gains realized on the sale of residential loans and $702 thousand of other income. Investment gains of $1.4 million and $1.3 million realized in 2011 and 2010, respectively, were the result of asset/liability management decisions to either reduce call risk in the portfolio of U.S. Agency securities, to mitigate potential extension risk in longer term mortgage-backed securities, to mitigate prepayment risk in mortgage-backed securities or to take advantage of a very strong fixed income market. Excluding investment securities gains, total noninterest income was $12.1 million for the year of 2011 as compared to $7.9 million for 2010, a 52% increase.

        The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 56.22% for the full year of 2011 as compared to 59.26% for the same period in 2010. Cost control remains a key operating objective of the Company. Total noninterest expenses were $63.3 million for the twelve months of 2011, as compared to $51.0 million for 2010, a 24% increase. This increase includes $1.7 million from a combination of non-recurring merger related expenses, system enhancements from a bank wide conversion in April 2011, and special events marketing. Cost increases for salaries and benefits were $9.0 million, primarily due to merit and benefit cost increases, increases in incentive pay, and staffing increases primarily as a result of expansion of the commercial lending and Residential Lending department and new branches. Legal, accounting, and professional fees increases of $987 thousand were due substantially to resolution of problem loans and related collection costs. Premises and equipment expenses were $89 thousand lower due primarily to benefits from the consolidation of two branches offsetting the cost of three new offices and other normal costs increases during 2011. Marketing and advertising costs increased by $568 thousand due primarily to higher advertising and promotional expenses related to Residential Lending and special event marketing. Data processing costs increased by $925 thousand due to system enhancements, noted above, expanded customer base, and the addition of three new branch offices. FDIC insurance premiums on the higher levels of deposits were $497 thousand lower for the twelve months in 2011 as compared to 2010 due to a lower FDIC premium rate which took effect on April 1, 2011. Other expenses increases for the twelve months of 2011 versus 2010 amounted to $1.4 million associated primarily with merger expenses of $733 thousand and $554 thousand of conversion expenses.

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

        The Company recorded income tax expense of $13.7 million in 2011 compared to $9.1 million in 2010, resulting in an effective tax rate of 35.9% and 35.3% respectively. The higher effective tax rate for 2011 relates to lower relative levels of tax preferred investments and loans, including associated tax credits, as compared to higher levels of income.

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

        The Company's shareholders' equity was enhanced in 2011 due to a net increase of $34.1 million in preferred stock. On July 14, 2011, the Company issued 56,600 shares of the Company's Series B Preferred Stock for a total purchase price of $56.6 million, pursuant to the SBLF program. Concurrent with the sale of Series B Preferred Stock, the Company redeemed, out of the proceeds of the issuance of the Series B Preferred Stock, all 23,325 outstanding shares of the Series A Preferred Stock related to the Company's participation in the TARP CPP, for a redemption price of $23.4 million, including accrued but unpaid dividends to the date of redemption.

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

        Loan growth during 2011 was favorable, with loans outstanding reaching $2.06 billion at December 31, 2011, an increase of $380.1 million or 23% as compared to $1.68 billion at December 31, 2010

        The allowance for credit losses represented 1.44% of total loans at December 31, 2011 as compared to 1.48% at December 31, 2010. At December 31, 2011, the allowance represented 90% of nonperforming loans as compared to 98% at December 31, 2010. The decrease in the coverage ratio was due substantially to the mix of the portfolio, loan growth, and the significant portion of well secured loans in the nonperforming category.

        The Company's level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and OREO, totaled $36.0 million at December 31, 2011, representing 1.27% of total assets, as compared to $32.0 million at December 31, 2010, representing 1.53%.

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

        Residential mortgage loans held for sale amounted to $176.8 million at December 31, 2011 compared to $80.6 million at December 31, 2010. The significant increase in loans held for sale in 2011 was due to the Company's expansion of the Residential Lending origination and sales division throughout 2011. The Company originates and sell these loans on a "servicing released" basis in order to enhance noninterest income. There were no loan repurchases as a result of these documentation deficiencies or early payment default in 2011. See "Business" at page 1 for a description of the Bank's mortgage lending and brokerage activities.

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

        At December 31, 2011, the Company had approximately $688.5 million in noninterest bearing demand deposits, representing 29% of total deposits. This compared to approximately $400.3 million of these deposits at December 31, 2010 or 23% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve Board until July 2011.

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

CONTRACTUAL OBLIGATIONS

        The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 15 to the Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2012 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$2,370,072	$—	$—	$—	$2,370,072
Time deposits(1)	294,300	174,826	58,024	—	527,150
Borrowed funds(2)	101,338	—	9,300	30,000	140,638
Operating lease obligations	5,977	11,732	8,555	11,487	37,751
Outside data processing(3)	2,704	3,605	—	—	6,309

Total	$2,774,391	$190,163	$75,879	$41,487	$3,081,920

(1)
Excludes accrued interest payable at December 31, 2012.

(2)
Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.

(3)
The Bank has outstanding obligations under its current core data processing contract that expires in April 2015 and one other vendor arrangement that relates to data communications and data software that expires in December 2015.

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

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 15 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2012 and 2011.

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

        Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2012, approximately 92% of the dollar amount of standby letters of credit was collateralized.

        In connection with deposit guarantees, the Bank collateralizes certain public funds using qualified investment securities and has purchased surety bonds for the benefit of certain bankruptcy trustee fiduciaries. The cost of insurance is included on noninterest expenses on the Consolidated Statement of Operations.

        With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, capital expenditures or capital resources, that is material to investors.

LIQUIDITY MANAGEMENT

        Liquidity is a measure of the Company's and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. The Company's secondary sources of liquidity include a $40 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at December 31, 2012. Additionally, the Bank can purchase up to $107.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2012 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $509.2 million, against which there was $42.4 million outstanding at December 31, 2012. The Bank also has a commitment at December 31, 2012 from the Promontory Interfinancial Network to place up to $300.0 million of brokered deposits from its Insured Network Deposit ("IND") program with the Bank, with an actual balance of $151.1 million outstanding at December 31, 2012. At December 31, 2012, the Bank was also eligible to make advances from the FHLB up to $410.2 million based on collateral at the FHLB, of which $30.0 million was outstanding at December 31, 2012. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which amounts to approximately $314.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated, except for periodic testing, that this facility would be utilized for contingency funding only.

        The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. The Bank makes competitive deposit interest rate comparisons weekly and feels its interest rate offerings are competitive. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks' lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The ALCO has adopted policy guidelines which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.

        At December 31, 2012, under the Bank's liquidity formula, it had $1.67 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

CAPITAL RESOURCES AND ADEQUACY

        The assessment of capital adequacy depends on a number of factors such as asset quality and mix, liquidity, earnings performance, changing competitive conditions and economic forces, regulatory measures and policy, as well as the overall level of growth and complexity of the balance sheet. The adequacy of the Company's current and future capital needs is monitored by management and discussed with ALCO on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level of capital to support anticipated asset growth and to absorb potential losses.

        The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent in total 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At December 31, 2012, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 407% of total risk based capital. Construction, land and land development loans represent 153% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

        The Company has a credit facility with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $40 million for working capital purposes, to finance capital contributions to the Bank and ECV. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.75%. Interest is payable on a monthly basis. The term of the credit facility expires on August 26, 2013. There were no amounts outstanding under this credit facility at December 31, 2012 or 2011.

        On July 14, 2011, the Company entered into and consummated a Securities Purchase Agreement (the "Purchase Agreement") with the Secretary of the Treasury of the United States (the "Secretary") under the Small Business Lending Fund program. Pursuant to the Purchase Agreement, the Company issued 56,600 shares of the Series B Preferred Stock, having a liquidation amount per share equal to $1,000, for a total purchase price of $56.6 million.

        The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QSBL" (as defined in the Purchase Agreement) by the Bank. The dividend rate for the first six dividend periods was one percent (1%). For the seventh through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change if any, in the Bank's level of QSBL. If the level of the Bank's qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than ten percent (10%), then the dividend rate payable on the Series B Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%).

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

        Between May 1, 2012 and October 25, 2012, the Company sold an aggregate of 2,052,074 shares of common stock in an at the market offering, at an average weighted price of $17.06 per share, for proceeds of approximately $33.8 million, net of commissions of approximately $1.2 million. No further shares may be sold under this offering.

        On October 26, 2012, the Company entered into an Underwriting Agreement with Sandler O'Neill, pursuant to which it would sell an additional 552,012 shares of common stock at $18.25 per share. This offering closed on October 31, 2012 with the Company receiving net proceeds of approximately $9.7 million, net of underwriting discounts.

        At December 31, 2012, the capital position of the Company and its wholly owned subsidiary, the Bank, continues to exceed regulatory requirements and guidelines. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital ratio, Total risk-based capital ratio, and the Leverage ratio. Tier 1 capital consists of common and qualifying preferred shareholders' equity (including without limit the preferred stock issued to the Treasury) less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, and for the Company to a limited extent, excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the Leverage ratio.

        The Company's capital ratios were all well in excess of guidelines established by the Federal Reserve Board and the Bank's capital ratios were in excess of those required to be classified as a "well capitalized" institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company's and Bank's capital ratios at December 31, 2012 and 2011 are shown in Note 17 to the Consolidated Financial Statements.

        The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt or trust preferred securities. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank's concentrations in commercial real estate loans. See "Regulation" at page 9 and "Risk Factors" at page 18.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management of Interest Rate Risk

        A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank's net income is largely dependent on net interest income. The Bank's ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and re-pricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company's profit objectives. During the year ended December 31, 2012, the Company was able to both increase its net interest income, its net interest spread and manage its overall interest rate risk position.

        The Company, through its ALCO and ongoing financial management practices monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels and has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has no call risk in its U.S. Agency investment portfolio. During the twelve months ended December 31, 2012, average investment portfolio balances have been relatively stable as compared to balances at December 31, 2011, as cash flow has been deployed substantially into a combination of higher yielding loans held for sale balances and higher average excess reserves have been maintained at the Federal Reserve Bank. Cash flows from mortgaged backed securities and sales of U.S. Agency securities were reinvested primarily into pass-through and structured mortgaged backed securities. Additionally, additional investments have been made in high quality municipal bonds. The duration of the investment portfolio increased slightly to 3.8 years at December 31, 2012 from 3.4 years at December 31, 2011.

        Net unrealized gains before tax on the investment portfolio increased to $9.1 million at December 31, 2012 from $8.1 million at December 31, 2011, with net realized gains of $690 thousand recorded in the investment portfolio for the year ended December 31, 2012. Gains were realized during the year 2012 on both sales of bullet U.S. Agency securities that would otherwise mature at par in the next few years and selected municipal securities with very high bid prices. Losses were realized during the year 2012 in selling higher coupon mortgaged backed securities in order to mitigate prepayment risk and resulting negative yields.

        In the loan portfolio, the re-pricing duration of the portfolio was 25 months at December 31, 2012, as compared to 24 months at December 31, 2011. Fixed rate loans represented 43% of total loans at December 31, 2012 (40% at December 31, 2011), while variable and adjustable rate loans were 57% of total loans at December 31, 2012 (60% at December 31, 2011). Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five-year U.S. Treasury interest rate.

        The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations. These factors have resulted in less pressure on loan yields over the past twelve months, as average interest rates have declined, thereby contributing to enhancing the Company's net interest margin (excluding the effect of the settlement deposit) in 2012 as compared to 2011. Subject to interest rate floor rates, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

        In the deposit portfolio, since December 31, 2011, duration has extended slightly to 38 months at December 31, 2012 (36 months at December 31, 2011), as the mix of core demand and money market accounts having longer effective terms has increased. Also, brokered deposits having longer terms acquired in the last six months of 2012 added duration to term deposits. During the last six months of 2012, the Company acquired more fixed rate longer-term brokered deposits (about $100 million) in anticipation of higher interest rates. For the year ended December 31, 2012, the growth of core deposits was substantial, which enhances franchise value and provides a stable funding source. Core deposits were acquired in a combination of noninterest bearing and money market accounts. Growing core deposits by acquiring new and expanded relationships to the Bank has been a major objective, which has been met by the Company over many months, adding liquidity and enhancing asset sensitivity to the year-end 2012 balance sheet. The additional asset liquidity at December 31, 2012 includes substantially higher amounts of loans held for sale, as noted above. As a result of activity above, the re-pricing duration of the deposit portfolio increased by two months at December 31, 2012 as compared to December 31, 2011, as the mix of deposits shifted from core time deposits with relatively short duration to money market, demand accounts and brokered time deposits with longer effective durations.

        There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

        One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2012. In addition to "shock testing", analysis of changes based on interest rate "ramps" is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

        For the analysis presented below, at December 31, 2012, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

        As quantified in the table below, the Company's analysis at December 31, 2012 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities. The re-pricing duration of the investment portfolio at December 31, 2012 is 3.8 years, the loan portfolio 2.1 years; the interest bearing deposit portfolio 2.9 years and the borrowed funds portfolio 1.4 years.

        The following table reflects the result of simulation analysis on the December 31, 2012 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+10.2%	+12.2%	-1.8%
+300	+6.0%	+4.6%	-1.2%
+200	+1.9%	-2.8%	-1.6%
+100	-0.2%	-6.1%	-1.1%
0	—	—	—
-100	-0.5%	-1.1%	-7.9%
-200	-1.2%	-2.7%	-7.6%

        The results of simulation are well within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 20% for a 300 basis point change and 25% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at December 31, 2012 are not considered to be material. The negative impact of -0.2% in net interest income and -6.1% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio and for net income, the expected impact on mortgage origination and sale activity.

        During 2012, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of asset liquidity at December 31, 2012, the risk position at the end of the year 2012 was similar to the interest rate risk position at December 31, 2011.

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

        During 2012, average market interest rates declined as compared to 2011 and the yield curve flattened. The average two year U.S. Treasury rate declined by 17 basis points and the average ten year U.S. Treasury rate declined by 98 basis points. In that environment, the Company was able to increase its net interest spread and margin for 2012 (excluding the impact of the settlement deposit) as compared to 2011. The Company believes that the change in the net interest spread in 2012 as compared to 2011 has been consistent with its risk analysis at December 31, 2011.

GAP Analysis

        Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. Net interest income represented 86% of the Company's revenue for the year ended December 31, 2012, as compared to 88% of the Company's revenue for the year ended December 31, 2011. The Company's net interest margin was 4.32% at December 31, 2012, as compared to 3.99% (4.17% excluding the settlement deposit) for the year ended December 31, 2011. The increase in the net interest margin for the year ended December 31, 2012 as compared to adjusted net interest margin for the year ended December 31, 2011, was due to declining funding costs to the Bank more than offsetting declines in yields on earning assets.

        Generally speaking, in falling interest rate environments, net interest income is maximized with longer term, higher yielding assets being funded by lower yielding short-term funds, or what is referred to as a negative mismatch or GAP. Conversely, in a rising interest rate environment, net interest income is maximized with shorter term, higher yielding assets being funded by longer-term liabilities or what is referred to as a positive mismatch or GAP.

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

        At December 31, 2012, the Company had a positive GAP position of approximately $542 million or 16% of total assets out to three months and a positive cumulative GAP position of $560 million or 16% of total assets out to 12 months; as compared to a positive GAP position of approximately $434 million or 15% of total assets out to three months and a positive cumulative GAP position of approximately $407 million or 14% out to 12 months at December 31, 2011. The change in the positive GAP position at December 31, 2012, as compared to December 2011, was due substantially to higher levels of asset liquidity including higher levels of residential mortgage loans held for sale. The GAP analysis reports variable and adjustable rate loans as re-priceable without regard to interest rate floors, which impact is captured in simulation analysis only. The change in the GAP position at December 31, 2012 as compared to December 31, 2011 is not judged material to the Company's overall interest rate risk position, which relies more heavily on simulation analysis, which captures the full optimality within the balance sheet. The current position is within guideline limits established by the ALCO.

        While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

        If interest rates increase, the Company's net interest income and net interest margin are expected to decrease modestly due to an excess of rate sensitive assets over liabilities, adjusted for the impact of loan floors, the assumption of an increase in money market interest rates by 70% of the change in market interest rates, and the estimated impact on residential mortgage loan originations and sales income.

        If interest rates decline, the Company's net interest income and margin are expected to increase modestly as the floors on the loan portfolio provide added value, variable rate deposits are reduced (although rates are close to zero) and the positive impact of lower market interest rates on residential mortgage originations and sales income.

        Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the effects of a declining interest rate environment may not be in accordance with management's expectations.

GAP Analysis
December 31, 2012
(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets
RATE SENSITIVE ASSETS:
Investment securities	$23,490	$30,704	$86,723	$53,974	$115,623	$310,514
Loans(1)(2)	1,554,150	241,250	501,912	269,508	153,198	2,720,018
Fed funds and other short-term investments	331,895	—	—	—	—	331,895
Other earning assets	14,135	—	—	—	—	14,135

Total	$1,923,670	$271,954	$588,635	$323,482	$268,821	$3,376,562	$32,879	$3,409,441

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$135,822	$62,468	$166,582	$166,582	$349,936	$881,390
Interest bearing transaction	79,669	—	17,072	17,072	—	113,813
Savings and money market	962,409	—	206,230	206,230	—	1,374,869
Time deposits	102,022	192,278	174,826	58,024	—	527,150
Customer repurchase agreements and fed funds purchased	101,338	—	—	—	—	101,338
Other borrowings	—	—	—	9,300	30,000	39,300

Total	$1,381,260	$254,746	$564,710	$457,208	$379,936	$3,037,860	$21,605	$3,059,465

GAP	$542,410	$17,208	$23,925	$(133,726)	$(111,115)	$338,702
Cumulative GAP	$542,410	$559,618	$583,543	$449,817	$338,702
Cumulative gap as percent of total assets	15.91%	16.41%	17.12%	13.19%	9.93%

(1)
Includes loans held for sale.

(2)
Non-accrual loans are included in the over 60 months category.

        Over the next twelve months, as reflected in the GAP table above, the Company has an excess of rate sensitive assets over rate sensitive liabilities of 16% out to 12 months. During the first half of 2012, the Company recognized the probability of higher interest rates and repositioned both its investment portfolio and its borrowed funds to better position the Company for that probability, while not exposing the Company to negative effects should interest rates either stay fairly stable or decline. In 2012, the balance sheet experienced a substantial increase in liquidity, which added to asset sensitivity.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Stegman & Company
Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Eagle Bancorp, Inc.

        We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") as of December 31, 2012 and 2011, and the consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these Consolidated Financial Statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Eagle Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ STEGMAN AND COMPANY

Baltimore, Maryland
March 18, 2013

EAGLE BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Cash and due from banks	$7,439	$5,374
Federal funds sold	7,852	21,785
Interest bearing deposits with banks and other short-term investments	324,043	205,252
Investment securities available for sale, at fair value	299,820	313,811
Federal Reserve and Federal Home Loan Bank stock	10,694	10,242
Loans held for sale	226,923	176,826
Loans	2,493,095	2,056,256
Less allowance for credit losses	(37,492)	(29,653)

Loans, net	2,455,603	2,026,603
Premises and equipment, net	15,261	12,320
Deferred income taxes	19,128	14,673
Bank owned life insurance	14,135	13,743
Intangible assets, net	3,785	4,145
Other real estate owned	5,299	3,225
Other assets	19,459	23,256

Total Assets	$3,409,441	$2,831,255

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$881,390	$688,506
Interest bearing transaction	113,813	80,105
Savings and money market	1,374,869	1,068,370
Time, $100,000 or more	232,875	332,470
Other time	294,275	222,644

Total deposits	2,897,222	2,392,095
Customer repurchase agreements	101,338	103,362
Long-term borrowings	39,300	49,300
Other liabilities	21,605	19,787

Total Liabilities	3,059,465	2,564,544

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at December 31, 2012 and 2011.	56,600	56,600
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 22,954,889 and 19,952,844, respectively	226	197
Warrant	946	946
Additional paid in capital	180,593	132,670
Retained earnings	106,146	71,423
Accumulated other comprehensive income	5,465	4,875

Total Shareholders' Equity	349,976	266,711

Total Liabilities and Shareholders' Equity	$3,409,441	$2,831,255

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

Years Ended December 31,

(dollars in thousands, except per share data)

	2012	2011	2010
Interest Income
Interest and fees on loans	$134,600	$112,320	$89,384
Interest and dividends on investment securities	6,824	6,181	6,992
Interest on balances with other banks and short-term investments	475	513	108
Interest on federal funds sold	44	110	174

Total interest income	141,943	119,124	96,658

Interest Expense
Interest on deposits	12,057	17,248	16,886
Interest on customer repurchase agreements	325	685	731
Interest on short-term borrowings	3	—	27
Interest on long-term borrowings	2,029	2,144	2,188

Total interest expense	14,414	20,077	19,832

Net Interest Income	127,529	99,047	76,826
Provision for Credit Losses	16,190	10,983	9,308

Net Interest Income After Provision For Credit Losses	111,339	88,064	67,518

Noninterest Income
Service charges on deposits	3,937	3,318	3,068
Gain on sale of loans	13,942	6,057	2,836
Gain on sale of investment securities	690	1,445	1,330
Loss on early extinguishment of debt	(529)	—	—
Increase in the cash surrender value of bank owned life insurance	392	401	430
Other income	2,932	2,280	1,578

Total noninterest income	21,364	13,501	9,242

Noninterest Expense
Salaries and employee benefits	43,684	34,518	25,511
Premises and equipment expenses	10,218	8,371	8,460
Marketing and advertising	1,759	1,626	1,058
Data processing	4,415	3,554	2,629
Legal, accounting and professional fees	4,253	3,974	2,987
FDIC insurance	2,089	2,195	2,692
Other expenses	10,113	9,038	7,668

Total noninterest expense	76,531	63,276	51,005

Income Before Income Tax Expense	56,172	38,289	25,755
Income Tax Expense	20,883	13,731	9,098

Net Income	35,289	24,558	16,657
Preferred Stock Dividends and Discount Accretion	566	1,511	1,299

Net Income Available to Common Shareholders	$34,723	$23,047	$15,358

Earnings Per Common Share
Basic	$1.65	$1.16	$0.78
Diluted	$1.61	$1.14	$0.77

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income

(dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Net Income	$35,289	$24,558	$16,657
Other comprehensive income, net of tax:
Net unrealized gain on securities available for sale	1,004	3,684	523
Reclassification adjustment for net gains included in net income	(414)	(867)	(798)

Net change in unrealized gains on securities	590	2,817	(275)

Comprehensive Income	$35,879	$27,375	$16,382

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity

For The Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands, except share and per share data)

	Preferred Stock	Common Stock	Warrant	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance January 1, 2010	$22,612	$195	$946	$129,211	$33,024	$2,333	$188,321
Net Income					16,657		16,657
Net change in other comprehensive income						(275)	(275)
Stock-based compensation				585			585
Exercise of options for 80,734 shares of common stock		2		451			453
Tax benefit on non-qualified options exercised				187			187
Capital raise issuance costs				(52)			(52)
Preferred stock:
Preferred stock dividends					(1,160)		(1,160)
Discount accretion	(30)				30		—

Balance December 31, 2010	22,582	197	946	130,382	48,551	2,058	204,716
Net Income					24,558		24,558
Net change in other comprehensive income						2,817	2,817
Stock-based compensation				1,077			1,077
Exercise of options for 136,609 shares of common stock				944			944
Tax benefit on non-qualified options exercised				143			143
Employee stock purchase plan 10,940 shares				124			124
Preferred stock:
Issuance of Series B Preferred Stock	56,600						56,600
Redemption of Series A Preferred Stock (23,235 shares)	(23,235)						(23,235)
Preferred stock dividends					(1,033)		(1,033)
Discount accretion	653				(653)		—

Balance, December 31, 2011	56,600	197	946	132,670	71,423	4,875	266,711
Net Income					35,289		35,289
Net change in other comprehensive income						590	590
Stock-based compensation				2,495			2,495
Exercise of options for 152,656 shares of common stock		3		1,682			1,685
Common stock issued 2,604,086 shares		26		42,930			42,956
Tax benefit on non-qualified options exercised				369			369
Employee stock purchase plan 28,407 shares				447			447
Preferred stock:
Preferred stock dividends					(566)		(566)

Balance, December 31, 2012	$56,600	$226	$946	$180,593	$106,146	$5,465	$349,976

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

(dollars in thousands)

	2012	2011	2010
Cash Flows From Operating Activities:
Net Income	$35,289	$24,558	$16,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	16,190	10,983	9,308
Depreciation and amortization	3,390	2,571	2,465
Gains on sale of loans	(13,942)	(6,057)	(2,836)
Securities premium amortization (discount accretion), net	8,734	2,861	2,562
Origination of loans held for sale	(1,471,248)	(815,592)	(453,784)
Proceeds from sale of loans held for sale	1,435,093	725,394	377,599
Net increase in cash surrender value of BOLI	(392)	(401)	(430)
Increase in deferred income taxes	(4,848)	(2,080)	(1,833)
Net (gain) loss on sale of other real estate owned	(26)	444	366
Net gain on sale of investment securities	(690)	(1,445)	(1,330)
Loss on early extinguishment of debt	529	—	—
Stock-based compensation expense	2,495	1,077	585
Excess tax benefit from stock-based compensation	(369)	(143)	(187)
Decrease (increase) in other assets	3,797	(8,962)	3,448
Increase in other liabilities	1,818	10,656	4,153

Net cash provided by (used in) operating activities	15,820	(56,136)	(43,257)

Cash Flows From Investing Activities:
Increase (decrease) in interest bearing deposits with
other banks and short term investments	11	11,652	(4,168)
Purchases of available for sale investment securities	(117,554)	(263,887)	(129,282)
Proceeds from maturities of available for sale securities	47,007	93,602	61,908
Proceeds from sale/call of available for sale securities	77,084	85,923	73,321
Purchases of Federal Reserve and Federal Home Loan Bank stock	(2,776)	(2,055)	(9)
Proceeds from redemption of federal reserve and federal home loan bank stock	2,324	1,341	898
Net increase in loans	(447,557)	(389,580)	(285,675)
Proceeds from sale of other real estate owned	901	5,995	2,304
Bank premises and equipment acquired	(6,007)	(5,524)	(2,579)

Net cash used in investing activities	(446,567)	(462,533)	(283,282)

Cash Flows From Financing Activities:
Increase in deposits	504,803	665,297	266,524
(Decrease) increase in customer repurchase agreements	(2,024)	5,778	6,794
Issuance of Series B Preferred Stock	—	56,600	—
Redemption of Series A Preferred Stock	—	(23,235)	—
Decrease in other short-term borrowings	—	—	(10,000)
Decrease in long-term borrowings	(10,000)	—	—
Payment of dividends on preferred stock	(566)	(1,033)	(1,160)
Issuance of common stock	42,956	—	—
Proceeds from exercise of stock options	1,685	944	453
Excess tax benefit from stock-based compensation	369	143	187
Proceeds from employee stock purchase plan	447	124	—

Net cash provided by financing activities	537,670	704,618	262,798

Net Increase (Decrease) In Cash and Cash Equivalents	106,923	185,949	(63,741)
Cash and Cash Equivalents at Beginning of Period	232,411	46,462	110,203

Cash and Cash Equivalents at End of Period	$339,334	$232,411	$46,462

Supplemental Cash Flows Information:
Interest paid	$14,935	$20,045	$20,092

Income taxes paid	$18,151	$16,100	$8,847

Non-Cash Investing Activities
Transfers from loans to other real estate owned	$3,955	$2,740	$2,070

Transfers from other real estate owned to loans	$—	$3,124	$—

See notes to consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010:

Note 1—Summary of Significant Accounting Policies

        The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the "Company"), EagleBank (the "Bank"), Eagle Commercial Ventures, LLC ("ECV"), Eagle Insurance Services, LLC, and Bethesda Leasing, LLC, with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company's books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") in the United States of America and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2012. The following is a summary of the more significant accounting policies.

Nature of Operations

        The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland, Washington, D.C., and Arlington and Fairfax Counties, Virginia. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan's origination. As of December 31, 2012, the Bank offers its products and services through seventeen banking offices and various electronic capabilities, including remote deposit services and Mobile Banking services. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects. These transactions involve higher levels of risk, and commensurate higher returns are required. Refer to Higher Risk Lending—Revenue Recognition below.

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

Loans Held for Sale

        The Company engages in sales of residential mortgage loans and the guaranteed portion of SBA loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        The Company's current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2012 and December 31, 2011. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Other assets in the Consolidated Balance Sheets. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other noninterest income in the Consolidated Statement of Operations.

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

        The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the rate lock commitments. The Bank is not committed to deliver to the end investor any loan whose interest rate and sale has been determined if the loan is not closed and funded.

Investment Securities

        The Company has no securities classified as trading, nor are any investment securities classified as held to maturity. Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses being reported as accumulated other comprehensive income, a separate component of shareholders' equity, net of deferred income taxes. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income.

        Premiums and discounts on investment securities are amortized/accreted to the earlier of call or maturity based on expected lives, which lives are adjusted based on prepayments and call optionality. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary in nature result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in management's intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include: (1) duration and magnitude of the decline in value; (2) the financial condition of the issuer or issuers: and (3) structure of the security.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

        The entire amount of an impairment loss is recognized in earnings only when: (1) the Company intends to sell the debt security; (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders' equity as comprehensive income, net of deferred taxes.

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

        Management considers loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are evaluated for impairment in accordance with the Company's portfolio monitoring and ongoing risk assessment procedures. Management considers the financial condition of the borrower, cash flow of the borrower, payment status of the loan, and the value of the collateral, if any, securing the loan. Generally, impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer type loans. These loans are evaluated collectively for impairment and are generally placed on nonaccrual when the loan becomes 90 days past due as to principal or interest. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (ninety days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided solely by the collateral. In appropriate circumstances, interest income on impaired loans may be recognized on the cash basis.

Higher Risk Lending—Revenue Recognition

        The Company has occasionally made higher risk acquisition, development, and construction ("ADC") loans that entail higher risks than ADC loans made following normal underwriting practices ("higher risk loan transactions"). These higher risk loan transactions are currently made through the Company's subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee ("AcSEC") guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC's guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Certain additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2012, 2011 or 2010 (although normal interest income was recorded) and had four higher risk

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

lending transactions outstanding as of December 31, 2012, as compared to three higher risk lending transaction outstanding as of December 31, 2011, amounting to $3.5 million and $2.3 million, respectively.

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
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

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

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets are subject to impairment testing at least annually, or when events or changes in circumstances indicate the assets might be impaired. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives. The Company's testing of potential goodwill impairment at December 31, 2012, resulted in no impairment being recorded.

Customer Repurchase Agreements

        The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The agreements are entered into primarily as accommodations for large commercial deposit customers. The obligation to repurchase the securities is reflected as a liability in the Company's Consolidated Balance Sheets, while the securities underlying the securities sold under agreements to repurchase remain in the respective assets accounts and are delivered to and held as collateral by third party trustees.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Marketing and Advertising

        Marketing and advertising costs are generally expensed as incurred.

Income Taxes

        The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, "Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made in the Company's tax reserves for uncertain tax positions or accompanying potential tax penalties and interest for underpayments of income taxes. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at either December 31, 2012 or December 31, 2011.

Transfer of Financial Assets

        Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company; (2) the transferee obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. In certain cases, the recourse to the Bank to repurchase assets may exist but be deemed immaterial based on the specific facts and circumstances.

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

Stock-Based Compensation

        In accordance with ASC Topic 718, "Compensation," the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value (computed at the date of option grant) of any outstanding fixed stock option grant and restricted stock award, which vest subsequent to December 31, 2005. Compensation expense on variable stock option grants (i.e. performance based grants) if any, is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 13 for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2012, 2011 and 2010.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

New Authoritative Accounting Guidance

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Company beginning January 1, 2013 and is not expected to have a significant impact on the Company's consolidated balance sheet and consolidated statement of operations.

Note 2—Cash and Due from Banks

        Regulation D of the Federal Reserve Act requires that banks maintain balances with the Federal Reserve Bank based principally on the type and amount of their deposits. Late in 2008, the Federal Reserve began paying a nominal amount of interest on balances held. That interest rate was 0.25% for 2012. During 2012, the Bank maintained balances at the Federal Reserve to meet the reserve requirements as well as significant excess interest earning balances (which balances are included in the balance sheet classification "Interest bearing deposits with banks and other short-term investments"). Additionally, the Bank maintains interest bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with six domestic correspondents as compensation for services they provide to the Bank.

Note 3—Investment Securities Available-for-Sale

        The amortized cost and estimated fair values of investments available-for-sale at December 31, 2012 and 2011 are as follows:

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$47,606	$1,477	$1	$49,082
Residential mortgage backed securities	170,649	2,730	296	173,083
Municipal bonds	72,050	5,314	51	77,313
Other equity investments	407	—	65	342

	$290,712	$9,521	$413	$299,820

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 3—Investment Securities Available-for-Sale (Continued)

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$102,283	$1,547	$77	$103,753
Residential mortgage backed securities	145,451	2,767	240	147,978
Municipal bonds	57,548	4,227	2	61,773
Other equity investments	404	—	97	307

	$305,686	$8,541	$416	$313,811

        Ninety nine percent (99%) of the debt instruments reflected in the above table are rated AAA or AA. The remaining one percent (1%) of the debt instruments consists of municipal bonds which have a rating of A; all ratings of which represent investment grade issues. The debt instruments have a net unrealized gain representing 3.2% of amortized cost. The debt instruments have a weighted-average duration of 3.8 years, and low credit risk. The gross unrealized loss on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker "bulletin board" exchange. The estimated fair value is determined by broker- quoted prices. The unrealized loss is deemed a result of generally weak valuations for many smaller community bank stocks, although those values have recovered somewhat in 2012. The individual banking company is profitable, has achieved growth and has a satisfactory capital position. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The unrealized gross losses that exist on the debt and equity securities are the result of market changes in interest rates since the original purchase. In addition, at December 31, 2012, the Company held $10.7 million in equity securities in a combination of Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stocks, which are held for regulatory purposes and are not marketable.

        Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011 are as follows:

	Less than 12 Months		12 Months or Greater		Total
December 31, 2012	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government agency securities	$2,999	$1	$—	$—	$2,999	$1
Residential mortgage backed securities	44,992	263	2,743	33	47,735	296
Municipal bonds	3,964	51	—	—	3,964	51
Other equity investments	—	—	112	65	112	65

	$51,955	$315	$2,855	$98	$54,810	$413

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 3—Investment Securities Available-for-Sale (Continued)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2011	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government agency securities	$25,313	$77	$—	$—	$25,313	$77
Residential mortgage backed securities	35,017	240	—	—	35,017	240
Municipal bonds	510	2	—	—	510	2
Other equity investments	—	—	81	97	81	97

	$60,840	$319	$81	$97	$60,921	$416

        The amortized cost and estimated fair values of investments available-for-sale at December 31, 2012 and 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012		December 31, 2011
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Government agency securities maturing:
One year or less	$5,038	$5,053	$15,783	$15,906
After one year through five years	42,568	44,029	83,638	84,740
After five years through ten years	—	—	2,862	3,107
Residential mortgage backed securities	170,649	173,083	145,451	147,978
Municipal bonds maturing:
After one year through five years	11,469	11,978	10,089	10,539
Five years through ten years	60,581	65,335	47,459	51,234
Other equity investments	407	342	404	307

	$290,712	$299,820	$305,686	$313,811

        In 2012, gross realized gains on sales of investment securities were $941 thousand and gross realized losses on sales of investment securities were $251 thousand. In 2011, realized gains on sales of investment securities were $1.4 million and there were no realized losses on sales of investment securities. In 2010, realized gains on sales of investment securities were $1.4 million and realized losses on sales of investment securities were $42 thousand.

        Proceeds from sales and calls of investment securities in 2012 were $77.1 million, in 2011 were $85.9 million, and in 2010 were $73.3 million.

        At December 31, 2012, $220.1 million (fair value) of securities were pledged as collateral for certain government deposits, and securities sold under agreement to repurchase. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government agency securities, exceeded ten percent of shareholders' equity at December 31, 2012 or 2011.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 4—Loans and Allowance for Credit Losses

        The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.

        Loans, net of unamortized net deferred fees, at December 31, 2012 and 2011 are summarized by type as follows:

	December 31, 2012		December 31, 2011
(dollars in thousands)	Amount	%	Amount	%
Commercial	$545,070	22%	$478,886	23%
Investment—commercial real estate(1)	914,638	37%	756,645	37%
Owner occupied—commercial real estate	297,857	12%	250,174	12%
Real estate mortgage—residential	61,871	3%	39,552	2%
Construction—commercial and residential(1)	533,722	21%	395,267	19%
Construction—C&I (owner occupied)(1)	28,808	1%	34,402	2%
Home equity	106,844	4%	97,103	5%
Other consumer	4,285	—	4,227	—

Total loans	2,493,095	100%	2,056,256	100%
Less: Allowance for Credit Losses	(37,492)		(29,653)

Net loans	$2,455,603		$2,026,603

(1)
Includes loans for land acquisition and development.

        Unamortized net deferred fees amounted to $8.8 million and $5.2 million at December 31, 2012 and 2011, of which $301 thousand and $399 thousand at December 31, 2012 and 2011, respectively, represented net deferred costs on home equity loans.

        As of December 31, 2012 and 2011, the Bank serviced $41.2 million and $27.3 million, respectively, of loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

        The composition of the Company's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. Owner occupied commercial real estate and owner occupied commercial real estate construction represent 13.1% of the loan portfolio. At December 31,

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

2012, commercial real estate, and real estate construction loans combined represented approximately 71.1% of the loan portfolio. When owner occupied commercial real estate is excluded, the percentage of total loans decreases to 58%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 22% of the loan portfolio at December 31, 2012 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

        Approximately 4% of the loan portfolio at December 31, 2012 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        The remaining approximately 3% of the loan portfolio consists of longer-term residential mortgage loans. These are typically loans underwritten to the same underwriting standards as residential loans held for sale but for shorter terms, generally less than 10 years.

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

        Loans intended for residential land acquisition, lot development and construction are made on the premise that the land: (1) is or will be developed for building sites for residential structures; and (2) will ultimately be utilized for construction or improvement of residential zoned real properties, including the creation of housing. Residential development and construction loans will finance projects such as single family subdivisions, planned unit developments, townhouses, and condominiums. Residential land acquisition, development and construction loans generally are underwritten with a maximum term of 36 months, including extensions approved at origination.

        Commercial land acquisition and construction loans are secured by real property where loan funds will be used to acquire land and to construct or improve appropriately zoned real property for the creation

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

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

        The Company's loan portfolio includes loans made for ADC purposes, including both investment and owner occupied projects. ADC loans amounted to $562.5 million at December 31, 2012. The majority of the ADC portfolio, both speculative and non speculative, includes loan funded interest reserves. ADC loans containing loan funded interest reserves represent approximately 31% of the outstanding ADC loan portfolio at December 31, 2012. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

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

        The following tables detail activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
For the Year Ended December 31, 2012
Allowance for credit losses:
Balance at beginning of period	$9,609	$7,304	$1,898	$399	$8,546	$1,528	$369	$29,653
Loans charged-off	(3,481)	(1,189)	(350)	(300)	(3,033)	(698)	(47)	(9,098)
Recoveries of loans previously charged-off	144	18	—	—	510	73	2	747

Net loans charged-off	(3,337)	(1,171)	(350)	(300)	(2,523)	(625)	(45)	(8,351)
Provision for credit losses	3,140	3,015	1,233	560	7,368	827	47	16,190

Ending balance	$9,412	$9,148	$2,781	$659	$13,391	$1,730	$371	$37,492

For the Year Ended December 31, 2012
Allowance for credit losses:
Individually evaluated for impairment	$2,158	$1,201	$753	$—	$3,718	$243	$41	$8,114
Collectively evaluated for impairment	7,254	7,947	2,028	659	9,673	1,487	330	29,378

Ending balance	$9,412	$9,148	$2,781	$659	$13,391	$1,730	$371	$37,492

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
For the Year Ended December 31, 2011
Allowance for credit losses:
Balance at beginning of period	$8,630	$6,668	$2,064	$115	$5,745	$1,441	$91	$24,754
Loans charged-off	(4,310)	(277)	—	(95)	(1,366)	(295)	(87)	(6,430)
Recoveries of loans previously charged-off	28	126	—	3	183	3	3	346

Net loans charged-off	(4,282)	(151)	—	(92)	(1,183)	(292)	(84)	(6,084)
Provision for credit losses	5,261	787	(166)	376	3,984	379	362	10,983

Ending balance	$9,609	$7,304	$1,898	$399	$8,546	$1,528	$369	$29,653

For the Year Ended December 31, 2011
Allowance for credit losses:
Individually evaluated for impairment	$2,249	$724	$90	$—	$1,530	$182	$304	$5,079
Collectively evaluated for impairment	7,360	6,580	1,808	399	7,016	1,346	65	24,574

Ending balance	$9,609	$7,304	$1,898	$399	$8,546	$1,528	$369	$29,653

        The Company's recorded investments in loans as of December 31, 2012 and December 31, 2011 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company's impairment methodology was as follows:

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
For the Year Ended December 31, 2012
Recorded investment in loans:
Individually evaluated for impairment	$15,177	$11,401	$8,723	$—	$36,502	$510	$43	$72,356
Collectively evaluated for impairment	529,893	903,237	289,134	61,871	526,028	106,334	4,242	2,420,739

Ending balance	$545,070	$914,638	$297,857	$61,871	$562,530	$106,844	$4,285	$2,493,095

For the Year Ended December 31, 2011
Recorded investment in loans:
Individually evaluated for impairment	$11,741	$9,304	$5,280	$751	$26,855	$363	$1,345	$55,639
Collectively evaluated for impairment	467,145	747,341	244,894	38,801	402,814	96,740	2,882	2,000,617

Ending balance	$478,886	$756,645	$250,174	$39,552	$429,669	$97,103	$4,227	$2,056,256

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

        At December 31, 2012, the nonperforming loans acquired from Fidelity have a carrying value of $2.0 million and an unpaid principal balance of $11.7 million and were evaluated separately in accordance with ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

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

        The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of December 31, 2012.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans
As of December 31, 2012
Commercial	$495,072	$34,821	$15,170	$7	$545,070
Investment—commercial real estate	892,569	10,668	11,401	—	914,638
Owner occupied—commercial real estate	275,864	13,270	8,723	—	297,857
Real estate mortgage—residential	61,134	737	—	—	61,871
Construction—commercial and residential	508,166	17,862	36,502	—	562,530
Home equity	104,302	2,032	510	—	106,844
Other consumer	4,230	12	43	—	4,285

Total	$2,341,337	$79,402	$72,349	$7	$2,493,095

As of December 31, 2011
Commercial	$438,943	$28,202	$11,704	$37	$478,886
Investment—commercial real estate	739,668	7,673	9,304	—	756,645
Owner occupied—commercial real estate	235,988	8,906	5,280	—	250,174
Real estate mortgage—residential	38,801	—	751	—	39,552
Construction—commercial and residential	394,135	8,679	26,855	—	429,669
Home equity	96,740	—	363	—	97,103
Other consumer	2,882	—	1,345	—	4,227

Total	$1,947,157	$53,460	$55,602	$37	$2,056,256

Nonaccrual and Past Due Loans

        Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual status when, in management's opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

        The following presents by class of loan, information related to nonaccrual loans as of the year ended December 31:

(dollars in thousands)	December 31, 2012	December 31, 2011
Commercial	$4,799	$5,718
Investment—commercial real estate	3,458	7,662
Owner occupied—commercial real estate	2,578	282
Real estate mortgage—residential	699	1,041
Construction—commercial and residential	18,594	17,459
Home equity	513	624
Other consumer	43	8

Total nonaccrual loans(1)(2)	$30,684	$32,794

(1)
As of December 31, 2012, nonaccrual loans reported in the table above included $1.2 million of loans that migrated from performing "troubled debt restructurings" during 2012.

(2)
Gross interest income that would have been recorded in 2012 if nonaccrual loans shown above had been current and in accordance with their original terms was $2.4 million, while interest actually recorded on such loans was $139 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

        The following table presents by class, an aging analysis and the recorded investments in loans past due as of December 31, 2012 and 2011:

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans
December 31, 2012
Commercial	$3,784	$598	$4,799	$9,181	$535,889	$545,070
Investment—commercial real estate	1,538	992	3,458	5,988	908,650	914,638
Owner occupied—commercial real estate	369	4,081	2,578	7,028	290,829	297,857
Real estate mortgage—residential	—	107	699	806	61,065	61,871
Construction—commercial and residential	6,276	675	18,594	25,545	536,985	562,530
Home equity	1,150	352	513	2,015	104,829	106,844
Other consumer	—	5	43	48	4,237	4,285

Total	$13,117	$6,810	$30,684	$50,611	$2,442,484	$2,493,095

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

        The following table presents by class, information related to impaired loans for the years ended December 31, 2012 and 2011.

						Average Recorded Investment		Interest Income Recognized
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance
				Total Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Quarter To Date	Year To Date
December 31, 2012
Commercial	$9,461	$5,767	$3,481	$9,248	$2,158	$8,372	$7,772	$151	$245
Investment—commercial real estate	5,600	3,830	1,770	5,600	1,201	5,695	6,609	38	152
Owner occupied—commercial	6,659	5,602	1,057	6,659	753	4,517	2,746	213	252
Real estate mortgage—residential	699	699	—	699	—	706	714	—	—
Construction—commercial and residential	25,347	14,727	8,508	23,235	3,718	24,859	26,430	63	202
Home equity	513	134	379	513	243	592	534	1	9
Other consumer	43	1	42	43	41	25	17	2	2

Total	$48,322	$30,760	$15,237	$45,997	$8,114	$44,766	$44,822	$468	$862

December 31, 2011
Commercial	$10,695	$2,723	$7,972	$10,695	$2,249	$—	$7,955	$—	$161
Investment—commercial real estate	11,205	8,222	2,983	11,205	724	—	8,298	—	159
Owner occupied—commercial	282	—	282	282	90	—	488	—	6
Real estate mortgage—residential	1,041	8	1,033	1,041	300	—	1,112	—	24
Construction—commercial and residential	22,912	17,407	5,405	22,812	1,530	—	22,254	—	14
Home equity	624	353	271	624	182	—	557	—	19
Other consumer	8	—	8	8	4	—	6	—	—

Total	$46,767	$28,713	$17,954	$46,667	$5,079	$—	$40,670	$—	$383

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

        Loans modified in a TDR are typically already on nonaccrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Company may have the financial effect of increasing the specific allowance associated with the loan. An allowance for impaired consumer and commercial loans that have been modified in a TDR is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the estimated fair value of the collateral, less any selling costs, if the loan

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

is collateral dependent. Management exercises significant judgment in developing these estimates. Two loans totaling $2.6 million were modified during the year ended December 31, 2012, as compared to four loans totaling $9.4 million during the year ended December 31, 2011.

        The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2012 and 2011.

(dollars in thousands)	Number of Contracts	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
For the Year Ended December 31, 2012
Commercial	3	$4,449	$—	$4,449
Investment—commercial real estate	2	2,142	217	2,359
Owner occupied—commercial real estate	1	4,081	—	4,081
Construction—commercial and residential	2	4,641	966	5,607

Total	8	$15,313	$1,183	$16,496

For the Year Ended December 31, 2011
Commercial	2	$4,977	$—	$4,977
Investment—commercial real estate	2	3,543	—	3,543
Construction—commercial and residential	2	5,353	—	5,353

Total	6	$13,873	$—	$13,873

Related Party Loans

        Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2012 and 2011.

(dollars in thousands)	2012	2011
Balance at January 1,	$24,685	$23,855
Additions	13,488	2,323
Repayments	(6,738)	(1,493)

Balance at December 31,	$31,435	$24,685

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 5—Premises and Equipment

        Premises and equipment include the following at December 31:

(dollars in thousands)	2012	2011
Leasehold improvements	$16,183	$13,138
Furniture and equipment	14,986	12,646
Less accumulated depreciation and amortization	(15,908)	(13,464)

Total premises and equipment, net	$15,261	$12,320

        The Company leases banking and office space in twenty four locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from five to ten years and provide for one or more five year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $6.1 million for 2012, $5.3 million in 2011, and $5.5 million in 2010. The Company subleased to subtenants two leased premises during 2012 and three leased premises during 2011. The Company has recorded $99 thousand, $324 thousand, and $410 thousand respectively, as a reduction of rent expense during 2012, 2011, and 2010. At December 31, 2012, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
(dollars in thousands)
2013	$5,977
2014	6,034
2015	5,698
2016	4,905
2017	3,650
Thereafter	11,487

Total minimum lease payments	$37,751

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 6—Intangible Assets

        Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization.

(dollars in thousands)	Gross Intangible Assets	Additions	Accumulated Amortization	Net Intangible Assets
2012
Goodwill(1)	$2,163	$—	$—	$2,163
Core deposit(2)	2,520	—	(1,041)	1,479
Excess servicing(3)	490	36	(383)	143

	$5,173	$36	$(1,424)	$3,785

2011
Goodwill(1)	$2,163	$—	$—	$2,163
Core deposit(2)	2,305	215	(717)	1,803
Excess servicing(3)	434	56	(311)	179

	$4,902	$271	$(1,028)	$4,145

        The aggregate amortization expense was $396 thousand, $314 thousand, and $273 thousand for the years ended December 31, 2012, 2011, and 2010, respectively.

        Future estimated annual amortization expense is presented below:

Years ending December 31:
(dollars in thousands)
2013	$367
2014	309
2015	301
2016	293
2017	150
Thereafter	59

Total	$1,479

(1)
The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity of approximately $360 thousand. Based on allowable adjustments through August 31, 2009, the unidentified intangible (goodwill) amounted to approximately $2.2 million.

(2)
In connection with the Fidelity acquisition and in connection with the purchase during 2011, of a branch office, theCompany made an allocation of the purchase price to core deposit intangibles which were $2.3 million and $215 thousand based off of an independentevaluation and are included in intangible assets, net on the Consolidated Balance Sheets. The initial amount recorded for the branch office was $215 thousand. The amount of the core deposit intangible relating to the branch acquisition at December 31, 2012 was $9 thousand, which is being amortized over its remaining useful life of one month. The initial amount recorded for the Fidelity acquisition was $2.3 million. The amount of the core deposit intangible relating to the Fidelity acquisition at December 31, 2012 was $1.5 million, which is being amortized over its remaining economic life of 3.2 years as a component of other noninterest expense.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 6—Intangible Assets (Continued)

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

	2012		2011		2010
(dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$881,390	—	$688,506	—	$400,291	—
Interest bearing transaction	113,813	0.34%	80,105	0.38%	61,771	0.46%
Savings and money market	1,374,869	0.48%	1,068,370	0.72%	737,071	1.02%
Time, $100,000 or more	232,875	1.12%	332,470	1.08%	344,747	1.54%
Other time	294,275	0.71%	222,644	1.72%	182,918	1.48%

Total	$2,897,222		$2,392,095		$1,726,798

        The remaining maturity of time deposits at December 31, 2012, 2011 and 2010 are as follows:

(dollars in thousands)	2012	2011	2010
Three months or less	$102,022	$132,387	$135,309
More than three months through six months	88,156	112,167	111,476
More than six months through twelve months	104,122	89,486	157,209
Over twelve months	232,850	221,074	123,671

Total	$527,150	$555,114	$527,665

        Interest expense on deposits for the years ended December 31, 2012, 2011 and 2010 is as follows:

(dollars in thousands)	2012	2011	2010
Interest bearing transaction	$289	$236	$209
Savings and money market	5,946	8,488	7,847
Time, $100,000 or more	2,729	5,695	5,958
Other time	3,093	2,829	2,872

Total	$12,057	$17,248	$16,886

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 8—Borrowings

        Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2012		2011		2010
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased repurchase	$101,338	0.31%	$103,362	0.43%	$97,584	0.75%
Federal Home Loan Bank—current portion	—	—	—	—	—	—

Total	$101,338		$103,362		$97,584

Average Daily Balance:
Customer repurchase agreements and federal funds purchased repurchase	$96,141	0.34%	$116,367	0.59%	$96,862	0.75%
Federal Home Loan Bank—current portion	503	0.41%	—	—	3,737	0.72%
Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased repurchase	$111,580	0.34%	$147,671	0.53%	$109,699	0.63%
Federal Home Loan Bank—current portion	10,000	2.98%	—	—	11,000	2.99%
Long-term:
At Year-End:
Federal Home Loan Bank	$30,000	2.43%	$40,000	2.96%	$40,000	2.36%
Subordinated Notes	9,300	10.00%	9,300	10.00%	9,300	10.00%
United Bank Line of Credit	—	—	—	—	—	—
Average Daily Balance:
Federal Home Loan Bank	$37,404	2.90%	$40,000	2.96%	$40,000	2.36%
Subordinated Notes	9,300	10.00%	9,300	10.00%	9,300	10.00%
United Bank Line of Credit	—	—	—	—	—	—
Maximum Month-end Balance:
Federal Home Loan Bank	$40,000	2.96%	$40,000	2.96%	$40,000	2.36%
Subordinated Notes	9,300	10.00%	9,300	10.00%	9,300	10.00%
United Bank Line of Credit	—	—	—	—	—	—

        The Company offers its business customers a repurchase agreement sweep account in which it collateralizes these funds with U.S. Government agency and mortgage backed securities segregated in its investment portfolio for this purpose. By entering into the agreement, the customer agrees to have the Bank repurchase the designated securities on the business day following the initial transaction in consideration of the payment of interest at the rate prevailing on the day of the transaction.

        The Bank has commitments from correspondent banks under which it can purchase up to $107.5 million in federal funds on an unsecured basis, against which there were no amounts outstanding at December 31, 2012 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $509.2 million, against which there was $42.4 million outstanding at December 31, 2012. The Bank also participates in the IND program with Promontory Interfinancial Network and can borrow unsecured funds under one-way IND brokered deposits in the amount of $300.0 million, against which

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 8—Borrowings (Continued)

there was $151.1 million outstanding at December 31, 2012. At December 31, 2012, the Bank was also eligible to make advances from the FHLB up to $410.2 million based on collateral at the FHLB, of which it had $30.0 million of advances outstanding at December 31, 2012. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships.

        In September 2012, the Company restructured one of the $10 million advances with the FHLB resulting in a $529 thousand loss on the early extinguishment of debt.

        In August 2012, the Company renewed its Loan Agreement and related Stock Security Agreement and Promissory Note (the "credit facility") with United Bank, pursuant to which the Company may borrow, on a revolving basis, up to $40 million for working capital purposes, or to finance capital contributions to the Bank and ECV. This facility was originally entered into in August 2008 and has been renegotiated over the past four years to its current terms. The credit facility is secured by a first lien on a portion of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.75%. Interest is payable on a monthly basis. The term of the credit facility expires on August 26, 2013. There were no amounts outstanding under this credit at December 31, 2012 or 2011.

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

        The capital treatment of the New Notes is being phased out in the last five years they are outstanding commencing in October 2011, at a rate of 20% per year. Thus, at December 31, 2012, only 60% of the principal amount of the New Notes is eligible for inclusion in Tier 2 capital.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

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

        The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first 10 quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QSBL" (as defined in the Purchase Agreement) by the Bank. The dividend rate for the first through sixth dividend periods was one percent (1%). For the seventh through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change in the Bank's level of QSBL. If the level of the Bank's qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the Series B Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9%.

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

        On November 18, 2011 under provisions of the Troubled Asset Relief Program's Capital Purchase Program, warrants issued to the Treasury for 385,434 shares of Company common stock at $7.44 per share were sold by the Treasury. At December 31, 2012 those warrants remain outstanding and have a maturity date of December 8, 2018. Upon exercise, which is at the option of the holder, the Company will issue a number of shares of Company common in exchange for the warrants equal to the number of warrant times the strike price divided by the current share price.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 10—Income Taxes

        Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2012	2011	2010
Current federal income tax	$20,937	$12,760	$8,940
Current state income tax	4,543	3,051	1,991

Total current	25,480	15,811	10,931

Deferred federal income tax benefit	(4,564)	(2,062)	(1,592)
Deferred state income tax benefit	(33)	(18)	(241)

Total deferred	(4,597)	(2,080)	(1,833)

Total income tax expense	$20,883	$13,731	$9,098

        Temporary timing differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Gross deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, is presented below for the years ended December 31:

(dollars in thousands)	2012	2011	2010
Deferred tax assets
Allowance for credit losses	$15,035	$11,864	$10,007
Deferred loan fees and costs	3,020	1,871	1,626
Stock-based compensation	829	453	160
Net operating loss	3,952	3,952	4,203
Deferred rent	—	51	159
Premises and equipment	989	653	506
Other	4	4	234

Total deferred tax assets	23,829	18,848	16,895

Deferred tax liabilities
Unrealized gain on securities available for sale	(3,643)	(3,250)	(1,372)
Excess servicing	(58)	(72)	(61)
Deferred rent	(322)	—	—
Intangible assets	(678)	(853)	(991)

Total deferred tax liabilities	(4,701)	(4,175)	(2,424)

Net deferred income tax account	$19,128	$14,673	$14,471

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 10—Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 follows:

	2012	2011	2010
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) due to
State income taxes, net of federal income tax benefit	5.22	5.15	5.02
Tax exempt interest and dividend income	(2.46)	(3.03)	(3.50)
Stock-based compensation expense	0.08	0.18	0.27
Other	(0.66)	(1.44)	(1.46)

Effective tax rates	37.18%	35.86%	35.33%

        The net operating loss carry forward acquired in conjunction with the Fidelity acquisition is subject to annual limits under Section 382 of the Internal Revenue Code of $718 thousand and expires in 2027. The Company remains subject to examination for the years ending after December 31, 2008.

Note 11—Net Income per Common Share

        The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2012	2011	2010
Basic:
Net income available to common shareholders	$34,723	$23,047	$15,358
Average common shares outstanding	21,033	19,836	19,649

Basic net income per common share	$1.65	$1.16	$0.78

Diluted:
Net income available to common shareholders	$34,723	$23,047	$15,358
Average common shares outstanding	21,033	19,836	19,649
Adjustment for common share equivalents	552	452	394

Average common shares outstanding-diluted	21,585	20,288	20,043

Diluted net income per common share	$1.61	$1.14	$0.77

Anti-dilutive shares	119,256	198,745	227,246

Note 12—Related Party Transactions

        During 2012, approximately $946 thousand in interest was paid to the current or former directors of the Company or accounts for the benefit of such persons in respect of the New Notes. See Note 8 for additional information regarding the New Notes.

        The Bank leases office space, at a current monthly base rental of $81,956, excluding certain pass through expenses, from limited liability companies in which a trust for the benefit of an executive officer's children has an 85% interest in one instance and a 51% interest in another.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 12—Related Party Transactions (Continued)

        The Bank has obtained certain deposits through title company clients in which a director of the Bank has a direct interest and for which a broker fee of 0.50% of average deposits is paid monthly in arrears. During 2012, approximately $2 thousand in broker fees was paid.

Note 13—Stock-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan"), the 2006 Stock Plan ("2006 Plan") and the 2011 Employee Stock Purchase Plan ("2011 ESPP"). In connection with the acquisition of Fidelity, the Company assumed the Fidelity 2004 Long Term Incentive Plan and 2005 Long Term Incentive Plan (the "Fidelity Plans"). No additional options may be granted under the 1998 Plan or the Fidelity Plans.

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

        For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company's shares at the date of grant. For awards that are performance based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance based awards are outstanding at December 31, 2012.

        In February 2012, the Company awarded 243,767 shares of restricted stock to senior officers, directors and employees. The shares vest in five substantially equal annual installments beginning on the date of grant.

        In October 2012, the Company awarded two employees options to purchase 5,000 shares which have a ten- year term and vest in five substantially equal installments on the first through fifth anniversary of the date of grant.

        Below is a summary of stock option activity for the twelve months ended December 31, 2012, 2011 and 2010. The information excludes restricted stock units and awards.

	2012		2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning Balance	831,393	$11.19	995,005	$10.54	1,218,831	$11.27
Issued	5,000	17.03	4,500	12.96	5,000	12.33
Exercised	(152,656)	11.01	(136,609)	6.95	(80,734)	5.63
Forfeited	(3,175)	6.85	(16,320)	7.22	(54,723)	24.39
Expired	(28,498)	15.31	(15,183)	11.53	(93,369)	16.33

Ending Balance	652,064	$11.12	831,393	$11.19	995,005	$10.54

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 13—Stock-Based Compensation (Continued)

        The following summarizes information about stock options outstanding at December 31, 2012. The information excludes restricted stock units and awards.

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding:
Range of Exercise Prices
$6.05 – $8.10	264,731	$6.49	5.42
$8.11 – $11.07	181,319	10.14	1.41
$11.08 – $15.43	88,258	11.94	3.26
$15.44 – $26.86	117,756	22.40	3.20

	652,064	$11.12	3.61

	Stock Options Exercisable	Weighted-Average Exercise Price
Exercisable:
Range of Exercise Prices
$6.05 — $8.10	133,434	$6.63
$8.11 – $11.07	180,069	10.14
$11.08 – $15.43	57,358	11.91
$15.44 – $26.86	110,077	22.78

	480,938	$12.27

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
Expected Volatility	36.64%	33.61% – 36.64%	44.44%
Weighted-Average Volatility	36.64%	35.60%	44.44%
Expected Dividends	0.0%	0.0%	0.0%
Expected Term (In years)	7.5	6.0 – 7.5	8.5
Risk-Free Rate	1.13%	1.82%	1.01%
Weighted-Average Fair Value (Grant date)	$6.99	$5.07	$6.23

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 13—Stock-Based Compensation (Continued)

        The expected lives are based on the "simplified" method allowed by ASC Topic 718"Compensation," whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

        The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $6.2 million and $4.1 million, respectively, at December 31, 2012. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $1.1 million, $855 thousand and $449 thousand, respectively. The total fair value of stock options vested was $136 thousand, $151 thousand and $380 thousand for 2012, 2011 and 2010, respectively. Unrecognized stock-based compensation expense related to stock options totaled $256 thousand at December 31, 2012. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.22 years.

        Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Proceeds from stock options exercised	$1,685	$944	$453
Tax benefits related to stock options exercised	369	143	187
Intrinsic value of stock options exercised	1,100	855	449

        The Company has unvested restricted stock award grants of 312,446 shares from the 2006 Plan at December 31, 2012. Unrecognized stock based compensation expense related to restricted stock awards totaled $3.1 million at December 31, 2012. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.27 years. The following table summarizes the unvested restricted stock awards at December 31, 2012 and 2011:

	Years Ended December 31,
	2012		2011
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at Beginning	202,555	$11.67	114,275	$9.20
Issued	243,767	16.83	108,162	13.79
Forfeited	(17,925)	13.26	(778)	12.38
Vested	(115,951)	12.91	(19,104)	8.83

Unvested at End	312,446	$15.15	202,555	$11.67

        Approved by shareholders in May 2011, the 2011 ESPP reserved 500,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At December 31, 2012, the 2011 ESPP had 460,653 shares remaining for issuance.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 13—Stock-Based Compensation (Continued)

        Included in salaries and employee benefits the Company recognized $2.5 million, $1.1 million and $585 thousand in stock-based compensation expense for 2012, 2011 and 2010, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 14—Employee Benefit Plans

        The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is annually reviewed. For years 2012, 2011 and 2010, the Company recognized $780 thousand, $628 thousand, and $504 thousand in expense, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

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

        Loan commitments outstanding and lines and letters of credit at December 31, 2012 and 2011 are as follows:

(dollars in thousands)	2012	2011
Unfunded loan commitments	$718,386	$646,583
Unfunded lines of credit	74,094	59,526
	58,378	49,158

Total	$850,858	$755,267

        Because most of the Company's business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, the performance of which will be influenced by the economy of the region.

        The Bank maintains a reserve for the potential repurchase of residential mortgage loans which amounted to $225 thousand at December 31, 2012 and $194 thousand at December 31, 2011. These amounts are included in Other liabilities in the accompanying Consolidated Balance Sheets. Changes in the balance of the reserve are a component of Other expenses in the accompanying Consolidated Statements of Operations. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2012, no reserve charges have occurred related to fraud or early payment default.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012 and 2011, that the Company and Bank met all capital adequacy requirements to which they are subject.

        The actual capital amounts and ratios for the Company and Bank as of December 31, 2012 and 2011 are presented in the table below:

						To Be Well Capitalized Under Prompt Corrective Action Provision Ratio*
	Company		Bank
					For Capital Adequacy Purposes Ratio
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of December 31, 2012
Total capital (to risk weighted assets)	$381,808	12.20%	$350,609	11.25%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	338,138	10.80%	312,974	10.05%	4.0%	6.0%
Tier 1 capital (to average assets)	338,138	10.44%	312,974	9.70%	3.0%	5.0%
As of December 31, 2011
Total capital (to risk weighted assets)	$292,137	11.84%	$273,383	11.13%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	254,850	10.33%	243,553	9.92%	4.0%	6.0%
Tier 1 capital (to average assets)	254,850	8.21%	243,553	7.88%	3.0%	5.0%

*
Applies to Bank only

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 17—Regulatory Matters (Continued)

        Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2012, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 18—Fair Value Measurements (Continued)

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

        The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2012
Investment securities available for sale:
U. S. Government agency securities	$—	$49,082	$—	$49,082
Residential mortgage backed securities	—	173,083	—	173,083
Municipal bonds	—	77,313	—	77,313
Other equity investments	112	—	230	342
Residential mortgage loans held for sale	—	226,923	—	226,923

Total assets measured at fair value on a recurring basis as of December 31, 2012	$112	$526,401	$230	$526,743

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2011
Investment securities available for sale:
U. S. Government agency securities	$—	$103,753	$—	$103,753
Residential mortgage backed securities	—	147,978	—	147,978
Municipal bonds	—	61,773	—	61,773
Other equity investments	81	—	226	307
Residential mortgage loans held for sale	—	176,826	—	176,826

Total assets measured at fair value on a recurring basis as of December 31, 2011	$81	$490,330	$226	$490,637

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
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 18—Fair Value Measurements (Continued)

        The Company's residential loans held for sale are reported on an aggregate basis at the lower of cost or fair value.

        The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information:

	Other Equity Investments
(dollars in thousands)	December 31, 2012	December 31, 2011
Balance, beginning of period	$226	$267
Total realized and unrealized gains and losses:
Included in other comprehensive income	4	—
Purchases	—	—
Principal redemption	—	(41)

Balance, end of period	$230	$226

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2012
Impaired loans:
Commercial	$—	$5,198	$4,050	$9,248
Investment—commercial real estate	—	3,924	1,676	5,600
Owner occupied—commercial real estate	—	6,452	207	6,659
Real estate mortgage—residential	—	—	699	699
Construction—commercial and residential	—	12,937	10,298	23,235
Home equity	—	510	3	513
Other consumer	—	—	43	43
Other real estate owned	—	4,969	330	5,299

Total assets measured at fair value on a nonrecurring basis as of December 31, 2012	$—	$33,990	$17,306	$51,296

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 18—Fair Value Measurements (Continued)

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2011
Impaired loans:
Commercial	$—	$6,011	$4,684	$10,695
Investment—commercial real estate	—	3,927	7,278	11,205
Owner occupied—commercial real estate	—	—	282	282
Real estate mortgage—residential	—	—	1,041	1,041
Construction—commercial and residential	—	18,086	4,726	22,812
Home equity	—	214	410	624
Other consumer	—	—	8	8
Other real estate owned	—	1,135	2,090	3,225

Total assets measured at fair value on a nonrecurring basis as of December 31, 2011	$—	$29,373	$20,519	$49,892

Loans

        The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2012, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

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

        The following methods and assumptions were used to estimate the fair value of each category of financial instrument for which it is practicable to estimate value:

        Cash due from banks and federal funds sold:    For cash and due from banks and federal funds sold the carrying amount approximates fair value.

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

        Other earning assets:    The fair value of bank owned life insurance is the current cash surrender value, which is the carrying value.

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
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 18—Fair Value Measurements (Continued)

        The estimated fair values of the Company's financial instruments at December 31, 2012 and 2011 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Assets
Cash and due from banks	$7,439	$7,439	$—	$7,439	$—
Federal funds sold	7,852	7,852	—	7,852	—
Interest bearing deposits with other banks	324,043	324,043	—	324,043	—
Investment securities	299,820	299,820	112	299,478	230
Federal Reserve and Federal Home Loan Bank stock	10,694	10,694	—	10,694	—
Loans held for sale	226,923	226,923	—	226,923	—
Loans	2,493,095	2,515,409	—	33,990	2,481,419
Other earning assets	14,135	14,135	—	14,135	—
Liabilities
Noninterest bearing deposits	881,390	881,390	—	881,390	—
Interest bearing deposits	2,015,832	2,017,623	—	2,017,623	—
Borrowings	140,638	142,765	—	142,765	—
December 31, 2011
Assets
Cash and due from banks	$5,374	$5,374	$—	$5,374	$—
Federal funds sold	21,785	21,785	—	21,785	—
Interest bearing deposits with other banks	205,252	205,252	—	205,252	—
Investment securities	313,811	313,811	81	313,504	226
Federal Reserve and Federal Home Loan Bank stock	10,242	10,242	—	10,242	—
Loans held for sale	176,826	176,826	—	176,826	—
Loans	2,056,256	2,056,047	—	29,373	2,026,674
Other earning assets	13,743	13,743	—	13,743	—
Liabilities
Noninterest bearing deposits	688,506	688,506	—	688,506	—
Interest bearing deposits	1,703,589	1,707,978	—	1,707,978	—
Borrowings	152,662	155,452	—	155,452	—

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 19—Quarterly Results of Operations (unaudited)

        The following table reports quarterly results of operations (unaudited) for 2012, 2011 and 2010:

	2012
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$38,164	$36,636	$34,575	$32,568
Total interest expense	3,427	3,328	3,561	4,098

Net interest income	34,737	33,308	31,014	28,470
Provision for credit losses	4,139	3,638	4,443	3,970

Net interest income after provision for credit losses	30,598	29,670	26,571	24,500
Noninterest income	6,060	4,851	4,441	6,012
Noninterest expense	20,325	19,107	18,537	18,562

Income before income tax expense	16,333	15,414	12,475	11,950
Income tax expense	6,135	5,739	4,692	4,317

Net income	10,198	9,675	7,783	7,633
Preferred stock dividends and discount accretion	141	142	142	141

Net income available to common shareholders	$10,057	$9,533	$7,641	$7,492

Earnings per common share
Basic(1)	$0.44	$0.45	$0.38	$0.37
Diluted(1)	$0.43	$0.44	$0.37	$0.36

	2011
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$33,091	$30,741	$28,996	$26,296
Total interest expense	4,820	5,365	5,102	4,790

Net interest income	28,271	25,376	23,894	21,506
Provision for credit losses	2,765	2,887	3,215	2,116

Net interest income after provision for credit losses	25,506	22,489	20,679	19,390
Noninterest income	3,864	3,511	3,193	2,933
Noninterest expense	18,307	15,723	14,933	14,313

Income before income tax expense	11,063	10,277	8,939	8,010
Income tax expense	3,889	3,783	3,185	2,874

Net income	7,174	6,494	5,754	5,136
Preferred stock dividends and discount accretion	142	166	883	320

Net income available to common shareholders	$7,032	$6,328	$4,871	$4,816

Earnings per common share
Basic(1)	$0.35	$0.32	$0.25	$0.24
Diluted(1)	$0.35	$0.31	$0.24	$0.24

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 19—Quarterly Results of Operations (unaudited) (Continued)

	2010
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$26,040	$24,421	$23,689	$22,508
Total interest expense	4,753	4,722	5,072	5,285

Net interest income	21,287	19,699	18,617	17,223
Provision for credit losses	3,556	1,962	2,101	1,689

Net interest income after provision for credit losses	17,731	17,737	16,516	15,534
Noninterest income	3,677	2,333	2,010	1,222
Noninterest expense	13,476	12,929	13,137	11,463

Income before income tax expense	7,932	7,141	5,389	5,293
Income tax expense	2,879	2,375	1,942	1,902

Net income	5,053	4,766	3,447	3,391
Preferred stock dividends and discount accretion	328	327	324	320

Net income available to common shareholders	$4,725	$4,439	$3,123	$3,071

Earnings per common share
Basic (1)	$0.24	$0.22	$0.16	$0.16
Diluted (1)	$0.23	$0.22	$0.16	$0.16

(1)
Earnings per common share are calculated on a quarterly basis and may not be additive to the year to date amount.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 20—Parent Company Financial Information (Continued)

        Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheet

(dollars in thousands)	December 31, 2012	December 31, 2011
Assets
Cash	$16,877	$7,908
Cash equivalents	8,641	8,590
Investment securities available for sale, at fair value	212	181
Investment in subsidiaries	332,477	258,347
Other assets	1,353	1,319

Total Assets	$359,560	$276,345

Liabilities
Other liabilities	$284	$334
Long-term borrowings	9,300	9,300

Total liabilities	9,584	9,634

Shareholders' Equity
Preferred stock, Series B	56,600	56,600
Common stock	226	197
Warrant	946	946
Additional paid in capital	180,593	132,670
Retained earnings	106,146	71,423
Accumulated other comprehensive income	5,465	4,875

Total shareholders' equity	349,976	266,711

Total Liabilities and Shareholders' Equity	$359,560	$276,345

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 20—Parent Company Financial Information (Continued)

Condensed Statements of Income

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Income
Other interest and dividends	$78	$5,056	$271
Gain on sale of investment securities	—	—	71

Total Income	78	5,056	342

Expenses
Interest expense	946	943	943
Legal and professional	192	214	185
Directors' fees	237	178	139
Other	816	781	754

Total Expenses	2,191	2,116	2,021

Income (Loss) Before Income Tax (Benefit) Expense and Equity in Undistributed Income of Subsidiaries	(2,113)	2,940	(1,679)
Income Tax Benefit	(838)	(813)	(672)

Income (Loss) Before Equity in Undistributed Income of Subsidiaries	(1,275)	3,753	(1,007)
Equity in Undistributed Income of Subsidiaries	36,564	20,805	17,664

Net Income	35,289	24,558	16,657
Preferred Stock Dividends and Discount Accretion	566	1,511	1,299

Net Income Available to Common Shareholders	$34,723	$23,047	$15,358

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2012, 2011 and 2010: (Continued)

Note 20—Parent Company Financial Information (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Cash Flows From Operating Activities
Net Income	$35,289	$24,558	$16,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(36,564)	(20,805)	(17,664)
Gain on sale of investment securities	—	—	(71)
Excess tax benefit on stock-based compensation	(369)	(143)	(187)
(Increase) decrease in other assets	(34)	784	(474)
(Decrease) increase in other liabilities	(50)	203	22

Net cash (used in) provided by operating activities	(1,728)	4,597	(1,717)

Cash Flows From Investing Activities
Proceeds from sale / call of available for sale securities	—	—	22,054
Investment in subsidiary (net)	(34,143)	(31,964)	(17,500)

Net cash (used in) provided by investing activities	(34,143)	(31,964)	4,554

Cash Flows From Financing Activities
Issuance of Series B Preferred Stock	—	56,600	—
Redemption of Series A Preferred Stock	—	(23,235)	—
Issuance of common stock	42,956	—	—
Proceeds from exercise of stock options	1,685	944	453
Preferred stock dividends	(566)	(1,033)	(1,160)
Excess tax benefit on stock-based compensation	369	143	187
Proceeds from employee stock purchase plan	447	124	—

Net cash provided by (used in) financing activities	44,891	33,543	(520)

Net Increase in Cash	9,020	6,176	2,317
Cash and Cash Equivalents at Beginning of Year	16,498	10,322	8,005

Cash and Cash Equivalents at End of Year	$25,518	$16,498	$10,322

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

        Management assessed the Company's system of internal control over financial reporting as of December 31, 2012. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control—Integrated Framework." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The 2012 financial statements have been audited by the independent registered public accounting firm of Stegman & Company ("Stegman"). Personnel from Stegman were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from Stegman accompanies the financial statements. Stegman has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ Ronald D. Paul Chairman, President and Chief Executive Officer of the Company	/s/ James H. Langmead Executive Vice President and Chief Financial Officer of the Company

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 16, 2013 (the "Proxy Statement"). The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7815 Woodmont Avenue, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company's Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors—Director's Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2012:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	652,064	$11.12	1,277,883	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	652,064	$11.12	1,277,883

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following financial statements are included in this report

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2012 and 2011

    Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

    Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010

    Notes to the Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended(1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series A Preferred Stock(2)
3.3	Bylaws of the Company(3)
3.4	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock(4)
4	Warrant to Purchase Common Stock(5)
10.1	1998 Stock Option Plan(6)
10.2	Employment Agreement, dated as of September 1, 2011, between James H. Langmead and the Bank(7)
10.3	Employment Agreement, dated as of September 1, 2011, between Thomas D. Murphy and the Bank(8)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company(9)
10.5	Employment Agreement, dated as of September 1, 2011, between Susan G. Riel and the Bank(10)
10.6	Fee Agreement between Robert P. Pincus and the Company(11)
10.7	2006 Stock Plan(12)
10.8	Employment Agreement, dated as of September 1, 2011, among Michael T. Flynn the Company and the Bank(13)
10.9	Employment Agreement, dated as of September 1, 2011, between Laurence E. Bensignor and the Bank(14)
10.10	Employment Agreement, dated as of September 1, 2011, between the Bank and Janice Williams(15)

Exhibit No.	Description of Exhibit
10.11	Employment Agreement, dated as of February 23, 2012, between the Bank and Antonio F. Marquez(16)
10.12	2013 Senior Executive Incentive Plan(17)
10.13	Form of Amendment to Employment Agreements
11	Statement Regarding Computation of Per Share Income
Please refer to Note 9 to the Consolidated Financial Statements for the year ended December 31, 2011.
12	Statement re: Computation of Ratios
21	Subsidiaries of the Registrant
23	Consent of Stegman & Company
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead
101	Interactive data files pursuant to Rule 405 of Regulation S-T
(i) the Consolidated Balance Sheets at December 31, 2012 and 2011
(ii) the Consolidated Statement of Earnings for the years ended December 31, 2012, 2011 and 2010 the Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
(iv) the Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010
(v) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010
(vi) the Notes to the Consolidated Financial Statements

(1)
Incorporated by reference to the Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 16, 2008.

(2)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(3)
Incorporated by reference to the exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 27, 2012.

(4)
Incorporated by reference to the exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 15, 2011.

(5)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(6)
Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(7)
Incorporated by reference to Exhibit 10.1to the Company's Current Report on Form 8-K filed on December 23,, 2011.

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

(14)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 23, 2011.

(15)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 23, 2011.

(16)
Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012.

(17)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2013.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
March 18, 2013	by:	/s/ RONALD D. PAUL Ronald D. Paul, Chairman, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LESLIE M. ALPERSTEIN, PH.D. Leslie M. Alperstein, Ph.D.	Director	March 18, 2013
/s/ DUDLEY C. DWORKEN Dudley C. Dworken	Director	March 18, 2013
/s/ HARVEY M. GOODMAN Harvey M. Goodman	Director	March 18, 2013
/s/ NORMAN R. POZEZ Norman R. Pozez	Director	March 18, 2013
/s/ DONALD R. ROGERS Donald R. Rogers	Director	March 18, 2013
/s/ LELAND M. WEINSTEIN Leland M. Weinstein	Director	March 18, 2013
/s/ RONALD D. PAUL Ronald D. Paul	Chairman, President and Principal Executive Officer of the Company	March 18, 2013

Name	Position	Date

/s/ ROBERT P. PINCUS Robert P. Pincus	Vice Chairman	March 18, 2013
/s/ JAMES H. LANGMEAD James H. Langmead	Executive Vice President and Chief Financial Officer of the Company Principal Financial and Accounting Officer	March 18, 2013