Form 10-Q
period 2013-03-31
EAGLE BANCORP INC
filed 2013-05-08
CIK 1050441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 30, 2013, the registrant had 23,388,935 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.
Consolidated Balance Sheets (Unaudited)
 (dollars in thousands, except per share data)

Assets	March 31, 2013	December 31, 2012	March 31, 2012
Cash and due from banks	$7,123	$7,439	$5,838
Federal funds sold	5,811	7,852	18,990
Interest bearing deposits with banks and other short-term investments	257,957	324,043	117,326
Investment securities available for sale, at fair value	318,431	299,820	345,021
Federal Reserve and Federal Home Loan Bank stock	11,154	10,694	11,374
Loans held for sale	132,698	226,923	87,496
Loans	2,548,024	2,493,095	2,186,940
Less allowance for credit losses	(38,811)	(37,492)	(31,875)
Loans, net	2,509,213	2,455,603	2,155,065
Premises and equipment, net	16,094	15,261	12,864
Deferred income taxes	20,661	19,128	14,658
Bank owned life insurance	14,229	14,135	13,839
Intangible assets, net	3,659	3,785	4,066
Other real estate owned	9,199	5,299	3,014
Other assets	18,636	19,459	25,998
Total Assets	$3,324,865	$3,409,441	$2,815,549

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$756,177	$881,390	$698,636
Interest bearing transaction	99,187	113,813	75,751
Savings and money market	1,456,318	1,374,869	1,084,622
Time, $100,000 or more	216,337	232,875	293,570
Other time	284,911	294,275	215,656
Total deposits	2,812,930	2,897,222	2,368,235
Customer repurchase agreements	92,664	101,338	111,580
Long-term borrowings	39,300	39,300	49,300
Other liabilities	18,119	21,605	10,426
Total Liabilities	2,963,013	3,059,465	2,539,541

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at March 31, 2013, December 31, 2012 and March 31, 2012.	56,600	56,600	56,600
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 23,389,238, 22,954,889 and 20,220,166, respectively	228	226	199
Warrant	946	946	946
Additional paid in capital	181,993	180,593	134,455
Retained earnings	117,577	106,146	78,911
Accumulated other comprehensive income	4,508	5,465	4,897
Total Shareholders' Equity	361,852	349,976	276,008
Total Liabilities and Shareholders' Equity	$3,324,865	$3,409,441	$2,815,549

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Operations (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Interest Income
Interest and fees on loans	$36,024	$30,723
Interest and dividends on investment securities	1,696	1,694
Interest on balances with other banks and short-term investments	209	137
Interest on federal funds sold	4	14
Total interest income	37,933	32,568
Interest Expense
Interest on deposits	2,940	3,468
Interest on customer repurchase agreements	69	96
Interest on long-term borrowings	415	534
Total interest expense	3,424	4,098
Net Interest Income	34,509	28,470
Provision for Credit Losses	3,365	3,970
Net Interest Income After Provision For Credit Losses	31,144	24,500

Noninterest Income
Service charges on deposits	1,285	979
Gain on sale of loans	5,649	4,139
Gain on sale of investment securities	23	153
Increase in the cash surrender value of bank owned life insurance	94	97
Other income	1,060	644
Total noninterest income	8,111	6,012
Noninterest Expense
Salaries and employee benefits	11,200	10,424
Premises and equipment expenses	2,800	2,510
Marketing and advertising	347	286
Data processing	1,539	1,256
Legal, accounting and professional fees	893	1,101
FDIC insurance	582	489
Other expenses	3,336	2,496
Total noninterest expense	20,697	18,562
Income Before Income Tax Expense	18,558	11,950
Income Tax Expense	6,986	4,317
Net Income	11,572	7,633
Preferred Stock Dividends	141	141
Net Income Available to Common Shareholders	$11,431	$7,492

Earnings Per Common Share
Basic	$0.49	$0.37
Diluted	$0.48	$0.36

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(dollars in thousands)

	Three Months Ended March, 31
	2013	2012

Net Income	$11,572	$7,633

Other comprehensive income, net of tax:
Net unrealized (loss) gain on securities available for sale	(944)	114
Reclassification adjustment for net gains included in net income	(13)	(92)
Net change in unrealized (loss) gains on securities	(957)	22
Comprehensive Income	$10,615	$7,655

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Warrant	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance January 1, 2013	$56,600	$226	$946	$180,593	$106,146	$5,465	$349,976
Net Income	-	-	-	-	11,572	-	11,572
Net change in other comprehensive income	-	-	-	-	-	(957)	(957)
Stock-based compensation	-	-	-	710	-	-	710
Common stock issued 427,704 shares under equity compensation plans	-	2	-	467	-	-	469
Tax benefit on non-qualified options exercised	-	-	-	134	-	-	134
Employee stock purchase plan 6,645 shares	-	-	-	89	-	-	89
Preferred stock:
Preferred stock dividends	-	-	-	-	(141)	-	(141)
Balance March 31, 2013	$56,600	$228	$946	$181,993	$117,577	$4,508	$361,852

Balance January 1, 2012	$56,600	$197	$946	$132,670	$71,423	$4,875	$266,711
Net Income	-	-	-	-	7,633	-	7,633
Net change in other comprehensive income	-	-	-	-	-	22	22
Stock-based compensation	-	-	-	1,187	(1)	-	1,186
Common stock issued 284,748 shares under equity compensation plans	-	2	-	435	(1)	-	436
Tax benefit on non-qualified options exercised	-	-	-	19	(2)	-	17
Employee stock purchase plan 9,516 shares	-	-	-	144	-	-	144
Preferred stock:
Preferred stock dividends	-	-	-	-	(141)	-	(141)
Balance March 31, 2012	$56,600	$199	$946	$134,455	$78,911	$4,897	$276,008

See notes to consolidated financial statements.

EAGLE BANCORP, INC.
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net Income	$11,572	$7,633
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,365	3,970
Depreciation and amortization	1,054	761
Gains on sale of loans	(5,649)	(4,139)
Securities premium amortization (discount accretion), net	1,011	1,288
Origination of loans held for sale	(387,351)	(278,308)
Proceeds from sale of loans held for sale	487,225	371,777
Net increase in cash surrender value of BOLI	(94)	(97)
Increase in deferred income taxes	(1,533)	(15)
Net loss on sale of other real estate owned	-	61
Net gain on sale of investment securities	(23)	(153)
Stock-based compensation expense	710	1,186
Excess tax benefit from stock-based compensation	(134)	(17)
Decrease (increase) in other assets	823	(2,743)
Increase in other liabilities	(3,486)	(9,362)
Net cash provided by operating activities	107,490	91,842
Cash Flows From Investing Activities:
Increase (decrease) in interest bearing deposits with other banks and short-term investments	94	(131)
Purchases of available for sale investment securities	(54,783)	(56,763)
Proceeds from maturities of available for sale securities	12,079	10,520
Proceeds from sale/call of available for sale securities	22,148	13,920
Purchases of Federal Reserve and Federal Home Loan Bank stock	(613)	(1,133)
Proceeds from redemption of federal reserve and federal home loan bank stock	153	-
Net increase in loans	(60,707)	(132,432)
Proceeds from sale of other real estate owned	-	338
Bank premises and equipment acquired	(1,792)	(1,232)
Net cash used in investing activities	(83,421)	(166,913)
Cash Flows From Financing Activities:
Increase in deposits	(84,387)	(23,860)
(Decrease) increase in customer repurchase agreements	(8,674)	8,218
Payment of dividends on preferred stock	(141)	(141)
Proceeds from exercise of stock options	467	436
Excess tax benefit from stock-based compensation	134	17
Proceeds from employee stock purchase plan	89	144
Net cash used in financing activities	(92,512)	(15,186)
Net Decrease In Cash and Cash Equivalents	(68,443)	(90,257)
Cash and Cash Equivalents at Beginning of Period	339,334	232,411
Cash and Cash Equivalents at End of Period	$270,891	$142,154
Supplemental Cash Flows Information:
Interest paid	$3,775	$4,622
Income taxes paid	$5,875	$5,950
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$3,900	$365

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

The consolidated financial statements of the Company included herein are unaudited. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2012 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland; Washington, DC; City of Alexandria, Virginia and Arlington and Fairfax Counties in Virginia. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. The Bank offers its products and services through eighteen branch offices and various electronic capabilities, including remote deposit services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects.  These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of March 31, 2013, December 31, 2012, and March 31, 2012. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Other Assets in the Consolidated Balance Sheet. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other noninterest income in the Consolidated Statement of Operations.

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

The entire amount of an impairment loss is recognized in earnings only when (1) the Company intends to sell the security, or (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis, or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders’ equity as comprehensive income, net of deferred taxes.

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

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on certain of these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Such additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2013 and 2012 (although normal interest income was recorded). ECV had five higher risk lending transactions with balances outstanding at March 31, 2013 and four such transactions outstanding at December 31, 2012, amounting to $7.4 million and $3.5 million, respectively.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are subject to impairment testing at least annually, or when events or changes in circumstances indicate the assets might be impaired. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.  The Company’s testing of potential goodwill impairment (which is performed annually) at December 31, 2012, resulted in no impairment being recorded.

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

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at either March 31, 2013 or December 31, 2012.

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

Stock-Based Compensation

 In accordance with ASC Topic 718, “Compensation,” the Company records as  compensation expense an amount equal to the amortization (over the remaining service period) of the fair value computed at the date of grant. Compensation expense on variable stock option grants (i.e. performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 6 for a description of stock-based compensation awards, activity and expense.

New Authoritative Accounting Guidance

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Company provided these required disclosures in the notes to the Consolidated Financial Statements, the adoption of ASU No. 2013-02 had no impact on the Company's consolidated statements of income and condition. See Note 7 to the Consolidated Financial Statements for the disclosures required by ASU No. 2013-02.

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

3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

March 31, 2013 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$38,902	$1,229	$7	$40,124
Residential mortgage backed securities	189,601	2,514	537	191,578
Municipal bonds	82,007	4,687	314	86,380
Other equity investments	407	-	58	349
	$310,917	$8,430	$916	$318,431

December 31, 2012 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. Government agency securities	$47,606	$1,477	$1	$49,082
Residential mortgage backed securities	170,649	2,730	296	173,083
Municipal bonds	72,050	5,314	51	77,313
Other equity investments	407	-	65	342
	$290,712	$9,521	$413	$299,820

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or Greater		Total
March 31, 2013 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. Government agency securities	$2,999	$7	$-	$-	$2,999	$7
Residential mortgage backed securities	44,992	537	2,743	-	47,735	537
Municipal bonds	3,964	312	-	2	3,964	314
Other equity investments	-	-	120	58	120	58
	$51,955	$856	$2,863	$60	$54,818	$916

	Less than 12 Months		12 Months or Greater		Total
December 31, 2012 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. Government agency securities	$2,999	$1	$-	$-	$2,999	$1
Residential mortgage backed securities	44,992	263	2,743	33	47,735	296
Municipal bonds	3,964	51	-	-	3,964	51
Other equity investments	-	-	112	65	112	65
	$51,955	$315	$2,855	$98	$54,810	$413

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 4.2 years. The gross unrealized loss on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker “bulletin board” exchange. The estimated fair value is determined by broker quoted prices. The unrealized loss is deemed a result of generally weak valuations for many smaller community bank stocks. The individual banking company is profitable, has good financial trends and has a satisfactory capital position. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2013 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity.  In addition, at March 31, 2013, the Company held $11.2 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available-for-sale by contractual maturity are shown in the table below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013		December 31, 2012
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. Government agency securities maturing:
One year or less	$3,000	$2,993	$5,038	$5,053
After one year through five years	35,902	37,131	42,568	44,029
Residential mortgage backed securities	189,601	191,578	170,649	173,083
Municipal bonds maturing:
After one year through five years	11,219	11,678	11,469	11,978
Five years through ten years	70,788	74,702	60,581	65,335
Other equity investments	407	349	407	342
	$310,917	$318,431	$290,712	$299,820

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2013 was $229.7  million. As of March 31, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of shareholders’ equity.

4.  Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at March 31, 2013, December 31, 2012, and March 31, 2012 are summarized by type as follows:

	March 31, 2013		December 31, 2012		March 31, 2012
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$579,618	23%	$545,070	22%	$492,824	23%
Investment - commercial real estate (1)	910,829	36%	914,638	37%	829,984	38%
Owner occupied - commercial real estate	303,561	12%	297,857	12%	275,723	13%
Real estate mortgage - residential	69,256	3%	61,871	3%	43,057	2%
Construction - commercial and residential (1)	538,071	21%	533,722	21%	417,346	19%
Construction - C&I (owner occupied) (1)	34,002	1%	28,808	1%	27,412	1%
Home equity	108,570	4%	106,844	4%	95,437	4%
Other consumer	4,117	-	4,285	-	5,157	-
Total loans	2,548,024	100%	2,493,095	100%	2,186,940	100%
Less: Allowance for Credit Losses	(38,811)		(37,492)		(31,875)
Net loans	$2,509,213		$2,455,603		$2,155,065

(1) Includes loans for land acquisition and development.

Unamortized net deferred fees amounted to $9.1 million and $8.8 million at March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013 and December 31, 2012, the Bank serviced $39.1 million and $41.2 million, respectively, of SBA loans participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. The combination of owner occupied commercial real estate and owner occupied commercial real estate construction represent 13% of the loan portfolio. At March 31, 2013, the combination of commercial real estate and real estate construction loans represent approximately 70% of the loan portfolio. When owner occupied commercial real estate and owner occupied commercial construction loans are excluded, the percentage of commercial real estate and construction loans to total loans decreases to 57%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.00. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 23% of the loan portfolio at March 31, 2013 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 4% of the loan portfolio at March 31, 2013 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

The remaining 3% of the loan portfolio consists of longer-term residential mortgage loans. These are typically loans underwritten to the same underwriting standards as residential loans held for sale but for shorter terms, generally less than 10 years.

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

Substantially all construction draw requests must be presented in writing on American Institute of Architects documents and certified either by the contractor, the borrower and/or the borrower’s architect.  Each draw request shall also include the borrower’s soft cost breakdown certified by the borrower or its Chief Financial Officer. Prior to an advance, the Bank or its contractor inspects the project to determine that the work has been completed, to justify the draw requisition.

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

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both investment and owner occupied projects. ADC loans amounted to $572.1 million at March 31, 2013. The majority of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 33% of the outstanding ADC loan portfolio at March 31, 2013. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

The following table details activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2013 and 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

March 31, 2013
Allowance for credit losses:
Balance at beginning of period	$9,412	$9,148	$2,781	$659	$13,391	$1,730	$371	$37,492
Loans charged-off	(1,184)	(109)	-	-	(719)	(29)	(42)	(2,083)
Recoveries of loans previously charged-off	26	-	-	-	6	-	5	37
Net loans charged-off	(1,158)	(109)	-	-	(713)	(29)	(37)	(2,046)
Provision for credit losses	2,821	(32)	23	218	267	51	17	3,365
Ending balance	$11,075	$9,007	$2,804	$877	$12,945	$1,752	$351	$38,811

For the Period Ended March 31, 2013
Allowance for credit losses:
Individually evaluated for impairment	$2,360	$818	$704	$-	$3,358	$218	$-	$7,458
Collectively evaluated for impairment	8,715	8,189	2,100	877	9,587	1,534	351	31,353
Ending balance	$11,075	$9,007	$2,804	$877	$12,945	$1,752	$351	$38,811

March 31, 2012
Allowance for credit losses:
Balance at beginning of period	$9,609	$7,304	$1,898	$399	$8,546	$1,528	$369	$29,653
Loans charged-off	(773)	(291)	-	(300)	(240)	(244)	(5)	(1,853)
Recoveries of loans previously charged-off	7	2	-	-	94	1	1	105
Net loans charged-off	(766)	(289)	-	(300)	(146)	(243)	(4)	(1,748)
Provision for credit losses	(306)	1,130	248	(99)	3,260	44	(307)	3,970
Ending balance	$8,537	$8,145	$2,146	$-	$11,660	$1,329	$58	$31,875

For the Period Ended March 31, 2012
Allowance for credit losses:
Individually evaluated for impairment	$1,874	$829	$201	$-	$2,899	$138	$4	$5,945
Collectively evaluated for impairment	6,663	7,316	1,945	-	8,761	1,191	54	25,930
Ending balance	$8,537	$8,145	$2,146	$-	$11,660	$1,329	$58	$31,875

The Company’s recorded investments in loans as of March 31, 2013, December 31, 2012 and March 31, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

March 31, 2013
Recorded investment in loans:
Individually evaluated for impairment	$14,395	$5,564	$6,449	$-	$30,972	$538	$-	$57,918
Collectively evaluated for impairment	565,223	905,265	297,112	69,256	541,101	108,032	4,117	2,490,106
Ending balance	$579,618	$910,829	$303,561	$69,256	$572,073	$108,570	$4,117	$2,548,024

December 31, 2012
Recorded investment in loans:
Individually evaluated for impairment	$15,177	$11,401	$8,723	$-	$36,502	$510	$43	$72,356
Collectively evaluated for impairment	529,893	903,237	289,134	61,871	526,028	106,334	4,242	2,420,739
Ending balance	$545,070	$914,638	$297,857	$61,871	$562,530	$106,844	$4,285	$2,493,095

March 31, 2012
Recorded investment in loans:
Individually evaluated for impairment	$9,395	$9,880	$2,895	$-	$24,358	$512	$8	$47,048
Collectively evaluated for impairment	483,429	820,104	272,828	43,057	420,400	94,925	5,149	2,139,892
Ending balance	$492,824	$829,984	$275,723	$43,057	$444,758	$95,437	$5,157	$2,186,940

At March 31, 2013, the nonperforming loans acquired in 2008 from Fidelity & Trust Financial Corporation (“Fidelity”) have a carrying value of $2.0 million and an unpaid principal balance of $11.7 million and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”  The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount.

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of March 31, 2013, December 31, 2012 and March 31, 2012.

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans

March 31, 2013
Commercial	$532,391	$32,832	$14,395	$-	$579,618
Investment - commercial real estate	886,172	19,093	5,564	-	910,829
Owner occupied - commercial real estate	281,632	15,480	6,449	-	303,561
Real estate mortgage – residential	68,521	735	-	-	69,256
Construction - commercial and residential	523,535	17,566	30,972	-	572,073
Home equity	105,857	2,175	538	-	108,570
Other consumer	4,106	11	-	-	4,117
Total	$2,402,214	$87,892	$57,918	$-	$2,548,024

December 31, 2012
Commercial	$495,072	$34,821	$15,170	$7	$545,070
Investment - commercial real estate	892,569	10,668	11,401	-	914,638
Owner occupied - commercial real estate	275,864	13,270	8,723	-	297,857
Real estate mortgage – residential	61,134	737	-	-	61,871
Construction - commercial and residential	508,166	17,862	36,502	-	562,530
Home equity	104,302	2,032	510	-	106,844
Other consumer	4,230	12	43	-	4,285
Total	$2,341,337	$79,402	$72,349	$7	$2,493,095

March 31, 2012
Commercial	$454,373	$29,019	$9,395	$37	$492,824
Investment - commercial real estate	815,951	4,902	9,131	-	829,984
Owner occupied - commercial real estate	254,405	18,423	2,895	-	275,723
Real estate mortgage – residential	42,308	-	749	-	43,057
Construction - commercial and residential	387,770	32,631	24,357	-	444,758
Home equity	94,925	-	512	-	95,437
Other consumer	5,149	-	8	-	5,157
Total	$2,054,881	$84,975	$47,047	$37	$2,186,940

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

The following table presents by class of loan, information related to nonaccrual loans as of the periods ended March 31, 2013, December 31, 2012 and March 31, 2012.

(dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012

Commercial	$4,039	$4,799	$3,565
Investment - commercial real estate	3,269	3,458	7,013
Owner occupied - commercial real estate	2,368	2,578	277
Real estate mortgage - residential	691	699	731
Construction - commercial and residential	17,318	18,594	24,591
Home equity	481	513	530
Other consumer	-	43	8
Total nonaccrual loans (1)(2)	$28,166	$30,684	$36,715

(1) Excludes performing troubled debt restructurings (“TDRs”) totaling $14.8 million at March 31, 2013, $15.3 million at December 31, 2012 and $11.4 million at March 31, 2012.

(2) Gross interest income that would have been recorded in 2013 if nonaccrual loans shown above had been current and in accordance with their original terms was $507 thousand, while interest actually recorded on such loans was zero for the three months ended March 31, 2013. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents by class, an aging analysis and the recorded investments in loans past due as of March 31, 2013.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans
March 31, 2013
Commercial	$3,826	$3,358	$4,039	$11,223	$568,395	$579,618
Investment - commercial real estate	2,635	820	3,269	6,724	904,105	910,829
Owner occupied - commercial real estate	367	4,081	2,368	6,816	296,745	303,561
Real estate mortgage – residential	-	107	691	798	68,458	69,256
Construction - commercial and residential	10,642	-	17,318	27,960	544,113	572,073
Home equity	1,344	795	481	2,620	105,950	108,570
Other consumer	-	15	-	15	4,102	4,117
Total	$18,814	$9,176	$28,166	$56,156	$2,491,868	$2,548,024

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

The following table presents by class, information related to impaired loans for the periods ended March 31, 2013, December 31, 2012 and March 31, 2012.

(dollars in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2013
Commercial	$8,493	$4,821	$3,172	$7,993	$2,360	$8,621	$42
Investment - commercial real estate	5,407	3,821	1,586	5,407	818	5,504	37
Owner occupied - commercial	6,449	5,538	911	6,449	704	6,554	56
Real estate mortgage – residential	691	691	-	691	-	695	-
Construction - commercial and residential	21,959	13,611	8,348	21,959	3,358	22,597	42
Home equity	481	132	349	481	218	497	-
Other consumer	-	-	-	-	-	22	-
Total	$43,480	$28,614	$14,366	$42,980	$7,458	$44,490	$177

December 31, 2012
Commercial	$9,461	$5,767	$3,481	$9,248	$2,158	$7,772	$245
Investment - commercial real estate	5,600	3,830	1,770	5,600	1,201	6,609	152
Owner occupied - commercial	6,659	5,602	1,057	6,659	753	2,746	252
Real estate mortgage – residential	699	699	-	699	-	714	-
Construction - commercial and residential	25,347	14,727	8,508	23,235	3,718	26,430	202
Home equity	513	134	379	513	243	534	9
Other consumer	43	1	42	43	41	17	2
Total	$48,322	$30,760	$15,237	$45,997	$8,114	$44,822	$862

March 31, 2012
Commercial	$8,382	$5,226	$1,891	$7,117	$1,265	$9,539	$43
Investment - commercial real estate	9,155	6,277	2,157	8,434	821	10,330	39
Owner occupied - commercial	277	-	207	207	70	280	-
Real estate mortgage – residential	731	731	-	731	-	886	-
Construction - commercial and residential	29,013	20,299	5,914	26,213	2,800	26,372	42
Home equity	530	307	85	392	138	577	-
Other consumer	8	-	4	4	4	8	-
Total	$48,096	$32,840	$10,258	$43,098	$5,098	$47,992	$124

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

The following table presents the TDR loan modifications by portfolio segment outstanding as of March 31, 2013 and December 31, 2012:

(dollars in thousands)	Number of Contracts	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs

March 31, 2013
Commercial	3	$3,954	$495	$4,449
Investment - commercial real estate	2	2,138	217	2,355
Owner occupied - commercial real estate	1	4,081	-	4,081
Construction - commercial and residential	2	4,641	961	5,602
Total	8	$14,814	$1,673	$16,487

December 31, 2012
Commercial	3	$4,449	$-	$4,449
Investment - commercial real estate	2	2,142	217	2,359
Owner occupied - commercial real estate	1	4,081	-	4,081
Construction - commercial and residential	2	4,641	966	5,607
Total	8	$15,313	$1,183	$16,496

During the first three months of 2013, one performing TDR totaling approximately $500 thousand experienced default on its modified terms.  A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. This one previously performing TDR was reclassified to nonperforming in the first quarter of 2013. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2013 and March 31, 2012.

5. Net Income per Common Share

The calculation of net income per common share for the three months ended March 31, 2013 and 2012 was as follows.

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2013	2012
Basic:
Net income available to common shareholders	$11,431	$7,492
Average common shares outstanding	23,199	20,111
Basic net income per common share	$0.49	$0.37

Diluted:
Net income available to common shareholders	$11,431	$7,492
Average common shares outstanding	23,199	20,111
Adjustment for common share equivalents	639	513
Average common shares outstanding-diluted	23,838	20,624
Diluted net income per common share	$0.48	$0.36

Anti-dilutive shares	87,756	116,683

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

The 2006 Plan provides for the issuance of awards of incentive stock options, non-qualifying  stock options, restricted stock and stock appreciation rights to selected key employees and members of the Board. As amended, 1,815,000 shares of common stock are subject to issuance pursuant to awards under the 2006 Plan. Stock options and restricted stock awards are made with an exercise price equal to the average of the high and low price of the Company’s shares at the date of grant.

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares at the date of grant. For awards that are performance based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance based awards are outstanding at March 31, 2013.

In January 2013, the Company awarded an employee stock options to purchase 3,000 shares which have a ten-year term and vest in five substantially equal installments on the first through fifth anniversary of the date of grant.

In February 2013, the Company awarded 383,142 shares of restricted stock to senior officers, directors and employees. The shares vest in four substantially equal installments beginning on the first anniversary of the date of grant.

Below is a summary of changes in shares pursuant to our equity compensation plans for the three months ended March 31, 2013 and 2012. The information excludes restricted stock units and awards.

	Three Months Ended March 31,
	2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average E xercise Price

Beginning Balance	652,064	$11.12	831,393	$11.19
Issued	3,000	22.03	-	-
Exercised	(47,717)	9.80	(31,465)	13.72
Forfeited	(300)	6.34	-	-
Expired	(14,550)	11.87	(26,655)	15.32
Ending Balance	592,497	$11.26	773,273	$10.94

The following summarizes information about stock options outstanding at March 31, 2013. The information excludes restricted stock units and awards.

					Weighted-Average
Outstanding:			Stock Options	Weighted-Average	Remaining
Range of Exercise Prices			Outstanding	Exercise Price	Contractual Life
$6.34	-	$7.45	238,008	$6.38	5.54
$7.46	-	$10.63	115,151	9.53	0.82
$10.64	-	$13.87	118,582	11.40	3.29
$13.88	-	$26.86	120,756	22.39	3.13
			592,497	$11.26	3.68

Exercisable:			Stock Options	Weighted-Average
Range of Exercise Prices			Exercisable	Exercise Price
$6.34	-	$7.45	146,791	$6.41
$7.46	-	$10.63	113,901	9.53
$10.64	-	$13.87	92,567	11.23
$13.88	-	$26.86	112,756	22.64
			466,015	$12.06

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the three months ended March 31, 2013 and the years ended December 31, 2012 and 2011.

	Three Months Ended	Years Ended December 31,
	March 31, 2013	2012	2011
Expected Volatility	34.12%	36.64%	33.61%	-	36.64%
Weighted-Average Volatility	34.12%	36.64%	35.60%
Expected Dividends	0.0%	0.0%	0.0%
Expected Term (In years)	7.5	7.5	6.0	-	7.5
Risk-Free Rate	1.31%	1.13%	1.82%
Weighted-Average Fair Value (Grant date)	$8.61	$6.99	$5.07

The expected lives are based on the “simplified” method allowed by ASC Topic 718 “Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $6.6 million at March 31, 2013. The total intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was $538 thousand and $68 thousand, respectively. The total fair value of stock options vested was $119 thousand and $122 thousand for the three months ended March 31, 2013 and 2012, respectively. Unrecognized stock-based compensation expense related to stock options totaled $245 thousand at March 31, 2013. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.36 years.

The Company has unvested restricted stock award grants of 559,192 shares under the 2006 Plan at March 31, 2013. Unrecognized stock based compensation expense related to restricted stock awards totaled $11.1 million at March 31, 2013. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.59 years. The following table summarizes the unvested restricted stock awards at March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013		2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at Beginning	316,686	$15.17	202,555	$11.67
Issued	383,142	22.70	243,767	16.83
Forfeited	-	-	(8,073)	10.35
Vested	(140,636)	14.37	(107,677)	13.20
Unvested at End	559,192	$20.53	330,572	$15.01

Approved by shareholders in May 2011, the 2011 ESPP reserved 500,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year.  Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At March 31, 2013, the 2011 ESPP had 454,008 shares remaining for issuance.

Included in salaries and employee benefits the Company recognized $710 thousand and $1.2 million in stock-based compensation expense for the three months ended March 31, 2013 and 2012, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

7.  Other Comprehensive Income

           The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2013 and 2012.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended March 31, 2013
Net unrealized loss on securities available-for-sale:
Net unrealized loss on securities available-for-sale	$(1,579)	$(635)	$(944)
Less: Reclassification adjustment for net gains included in net income	(23)	(10)	(13)
Other Comprehensive Income (Loss)	$(1,602)	$(645)	$(957)

Three Months Ended March 31, 2012
Net unrealized gain on securities available-for-sale:
Net unrealized gain on securities available-for-sale	$179	$65	$114
Less: Reclassification adjustment for net gains included in net income	(153)	(61)	(92)
Other Comprehensive Income Gain	$26	$4	$22

The following table presents the changes in each component of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 and 2012.

(dollars in thousands)	Securities Available For Sale	Accumulated Other Comprehensive Income

Balance January 1, 2013	$5,465	$5,465
Other comprehensive income (loss) before reclassifications	(944)	(944)
Amounts reclassified from accumulated other comprehensive income	(13)	(13)
Net other comprehensive income (loss) during period	(957)	(957)
Balance March 31, 2013	$4,508	$4,508

(dollars in thousands)	Securities Available For Sale	Accumulated Other Comprehensive Income

Balance January 1, 2012	$4,875	$4,875
Other comprehensive income (loss) before reclassifications	114	114
Amounts reclassified from accumulated other comprehensive income	(92)	(92)
Net other comprehensive income (loss) during period	22	22
Balance March 31, 2012	$4,897	$4,897

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012.

Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Realized gain on sale of investment securities	$(23)	Gain on sale of investment securities
	(10)	Tax Expense
Total Reclassifications for the Period Ended March 31, 2013	$(13)	Net of Tax

Realized gain on sale of investment securities	$(153)	Gain on sale of investment securities
	(61)	Tax Expense
Total Reclassifications for the Period Ended March 31, 2012	$(92)	Net of Tax

8.  Fair Value Measurements

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2013
Investment securities available for sale:
U. S. Government agency securities	$-	$40,124	$-	$40,124
Residential mortgage backed securities	-	191,578	-	191,578
Municipal bonds	-	86,380	-	86,380
Other equity investments	120	-	229	349
Residential mortgage loans held for sale	-	132,698	-	132,698
Total assets measured at fair value on a recurring basis as of March 31, 2013	$120	$450,780	$229	$451,129

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2012
Investment securities available for sale:
U. S. Government agency securities	$-	$49,082	$-	$49,082
Residential mortgage backed securities	-	173,083	-	173,083
Municipal bonds	-	77,313	-	77,313
Other equity investments	112	-	230	342
Residential mortgage loans held for sale	-	226,923	-	226,923
Total assets measured at fair value on a recurring basis as of December 31, 2012	$112	$526,401	$230	$526,743

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

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Other Equity Investments
(dollars in thousands)	March 31, 2013	December 31, 2012
Balance, beginning of period	$226	$226
Total realized and unrealized gains and losses:
Included in other comprehensive income	3	4
Purchases	-	-
Principal redemption	-	-
Balance, end of period	$229	$230

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2013
Impaired loans:
Commercial	$-	$4,553	$3,440	$7,993
Investment - commercial real estate	-	3,459	1,948	5,407
Owner occupied - commercial real estate	-	6,449	-	6,449
Real estate mortgage - residential	-	-	691	691
Construction - commercial and residential	-	11,995	9,964	21,959
Home equity	-	481	-	481
Other consumer	-	-	-	-
Other real estate owned	-	5,449	3,750	9,199
Total assets measured at fair value on a nonrecurring basis as of March 31, 2013	$-	$32,386	$19,793	$52,179

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2012
Impaired loans:
Commercial	$-	$5,198	$4,050	$9,248
Investment - commercial real estate	-	3,924	1,676	5,600
Owner occupied - commercial real estate	-	6,452	207	6,659
Real estate mortgage - residential	-	-	699	699
Construction - commercial and residential	-	12,937	10,298	23,235
Home equity	-	510	3	513
Other consumer	-	-	43	43
Other real estate owned	-	4,969	330	5,299
Total assets measured at fair value on a nonrecurring basis as of December 31, 2012	$-	$33,990	$17,306	$51,296

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables,” the fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Assets
Cash and due from banks	$7,123	$7,123	$-	$7,123	$-
Federal funds sold	5,811	5,811	-	5,811	-
Interest bearing deposits with other banks	257,957	257,957	-	257,957	-
Investment securities	318,431	318,431	120	318,082	229

Federal Reserve and Federal Home Loan Bank stock	11,154	11,154	-	11,154	-
Loans held for sale	132,698	132,698	-	132,698	-
Loans	2,548,024	2,589,295	-	26,937	2,562,358
Other earning assets	14,229	14,229	-	14,229	-
Liabilities
Noninterest bearing deposits	756,177	756,177	-	756,177	-
Interest bearing deposits	2,056,753	2,057,317	-	2,057,317	-
Borrowings	131,964	133,909	-	133,909	-

December 31, 2012
Assets
Cash and due from banks	$7,439	$7,439	$-	$7,439	$-
Federal funds sold	7,852	7,852	-	7,852	-
Interest bearing deposits with other banks	324,043	324,043	-	324,043	-
Investment securities	299,820	299,820	112	299,478	230

Federal Reserve and Federal Home Loan Bank stock	10,694	10,694	-	10,694	-
Loans held for sale	226,923	226,923	-	226,923	-
Loans	2,493,095	2,515,409	-	29,021	2,486,388
Other earning assets	14,135	14,135	-	14,135	-
Liabilities
Noninterest bearing deposits	881,390	881,390	-	881,390	-
Interest bearing deposits	2,015,832	2,017,623	-	2,017,623	-
Borrowings	140,638	142,765	-	142,765	-

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases.  These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of eighteen branch offices, including seven in Montgomery County, Maryland, five in Washington, DC, two in Arlington County, Virginia, three in Fairfax County, Virginia, and the most recent branch opened in the City of Alexandria, Virginia, on March 18, 2013.

The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts commitments by the investors to purchase the loans subject to compliance with pre-established investor criteria. The Company generally sells the insured portion of the SBA loans generating noninterest income from the gains on sale, as well as servicing income on the portion participated. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages Other Real Estate Owned (“OREO”) assets.  Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through a referral program with a third party. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and/or construction of real estate projects. This lending involves higher levels of risk, together with commensurate expected returns.

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

The fair values and the information used to record valuation adjustments for investment securities available-for-sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company’s investment portfolio is categorized as available-for-sale with unrealized gains and losses net of income tax being a component of shareholders’ equity and accumulated other comprehensive income.

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

RESULTS OF OPERATIONS

Earnings Summary

 For the three months ended March 31, 2013, the Company reported net income of $11.6 million, a 52% increase over the $7.6 million net income for the quarter ended March 31, 2012. Net income available to common shareholders increased 53% to $11.4 million ($0.49 per basic common share and $0.48 per diluted common share), as compared to $7.5 million ($0.37 per basic common share and $0.36 per diluted common share) for the same three month period in 2012.

The increase in net income for the three months ended March 31, 2013 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 24% over the same period in 2012.  Net interest income growth was due to both balance sheet growth, as average earning assets increased by 20% and to an increase in the net interest margin.

For the three months ended March 31, 2013, the Company reported an annualized return on average assets (“ROAA”) of 1.39% as compared to 1.08% for the three months ended March 31, 2012. The annualized return on average common equity (“ROAE”) for the quarter ended March 31, 2013 was 15.29%, as compared to 13.80% for the quarter ended March 31, 2012. The higher ROAA and ROAE ratios for the first quarter of 2013 as compared to 2012 are due substantially to an expanded net interest margin, higher noninterest income and improved cost management.

Although the Company’s earnings are largely dependent on net interest income, which represented 81% of total revenue for the three months ended March 31, 2013 compared to 83% for the same period in 2012, the Company has been successful in diversifying its revenue through noninterest sources over the past twelve months.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, increased from 4.11% for the three months ended March 31, 2012 to 4.20% for the three months ended March 31, 2013. Funding costs for both deposits and borrowings declined and more than offset lower yields on average earning assets in the first three months of 2013 as compared to the same period in 2012. Average loan yields declined by 7 basis points (from 5.72% to 5.65%), while average investment yields increased by 17 basis points (from 2.00% to 2.17%). Average earning assets yields were lower by 8 basis points (4.62% versus 4.70%). This decline in average earning asset yields compares to a decline of 25 basis points (from 0.89% to 0.64%) in the cost of interest bearing liabilities. A lower mix of average loans as a percentage of total earning assets (from 75% to 74%) during the three months ended March 31, 2013, as compared to the same period in 2012, was the primary contributor to the decline  in  average earning asset yields.

The net interest spread was 3.98% for the three months ended March 31, 2013, as compared to 3.81% for the same period in 2012, an increase of 17 basis points. The benefit of noninterest sources funding earning assets declined by 8 basis points from 30 basis points to 22 basis points for the three months ended March 31, 2013 and 2012, respectively.  The combination of a 17 basis point increase in the net interest spread and an 8 basis point decline in the value of noninterest sources resulted in the 9 basis point increase in the net interest margin in the first quarter of 2013 as compared to the same period in 2012.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have declined. This factor has been significant to overall earnings performance over the past three months as net interest income (at 81%) represents the most significant component of the Company’s revenues.

In order to fund growth in average loans of 19% over the three months ended March 31, 2013 as compared to the same period in 2012, as well as sustain significant liquidity, the Company has relied primarily upon core deposit growth, but has also utilized increased levels of brokered and wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts and noninterest bearing deposits primarily as a result of effectively building new and enhanced client relationships. Average growth of total deposits was 20% for the three months of 2013 as compared to the same period in 2012. The portion of deposits represented by brokered deposits increased from 15% at March 31, 2012 to 19% at March 31, 2013.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased from 75% of average earning assets in the first three months of 2012 to 74% of average earning assets for the same period in 2013. The higher growth of average funding sources as compared to loans has added average liquidity to the balance sheet for the first three months of 2013 versus 2012.    For the first three months of 2013, as compared to the same period in 2012, average loans held for sale, increased $59 million, a 49% increase, due to higher residential mortgage loan refinancing activity. The increase in average loans in the three months of 2013 as compared to the first three months of 2012 is primarily attributable to growth in both commercial and industrial, and construction loans. As noted above, increases in average deposits in the first three months of 2013, as compared to the first three months of 2012, is attributable to growth in noninterest bearing demand deposits, and money market accounts.  Average investment securities for the three month periods ended March 31, 2013 and 2012 amounted to 10% and 12% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale, averaged 16% of average earning assets in the first three months of 2013 as compared to 13% for the same period in 2012, as higher average asset liquidity was maintained.

The provision for credit losses was $3.4 million for the three months ended March 31, 2013 as compared to $4.0 million for the three months ended March 31, 2012. The lower provisioning in the first quarter of 2013, as compared to the first quarter of 2012, is due to a combination of lower loan growth, and changes in loan mix, offset somewhat by higher net charge-offs. Net charge-offs of $2.0 million in the first quarter of 2013 represented 0.33% of average loans, excluding loans held for sale, as compared to $1.7 million or 0.34% of average loans, excluding loans held for sale, in the first quarter of 2012. Net charge-offs in the first quarter of 2013 were primarily attributable to commercial and industrial loans ($918 thousand), construction loans ($713 thousand), the unguaranteed portion of SBA loans ($240 thousand), commercial real estate loans ($109 thousand) and home equity and consumer loans ($66 thousand).

At March 31, 2013, the allowance for credit losses represented 1.52% of loans outstanding, as compared to 1.50% at December 31, 2012, and 1.46% at March 31, 2012. The allowance for credit losses was 138% of nonperforming loans at March 31, 2013, as compared to 122% at December 31, 2012, and 87% at March 31, 2012.  The increase in the allowance for credit losses is due to a higher environmental reserve based upon the potential impact of sequestration and federal budget matters, and changes in loan mix.

Total noninterest income for the three months ended March 31, 2013 increased to $8.1 million from $6.0 million for the three months ended March 31, 2012, a 35% increase. This increase was due primarily to an increase of $1.5 million in gains on sales of residential mortgage loans in the first quarter of 2013 as compared to the first quarter of 2012, resulting primarily from higher volumes of residential mortgage refinancing activity. Other income increased $416 thousand in the first quarter of 2013 as compared to the first quarter of 2012, a 65% increase due to substantially higher loan fee income. Investment securities gains amounted to $23 thousand for the first quarter of 2013, as compared to investment gains of $153 thousand for the first quarter of 2012. Excluding investment securities gains, total noninterest income was $8.1 million for the first quarter of 2013, as compared to $5.9 million for the first quarter of 2012, an increase of 38%.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, improved to 48.56% for the first quarter of 2013, as compared to 53.83% for the first quarter of 2012. Total noninterest expenses totaled $20.7 million for the three months ended March 31, 2013, as compared to $18.6 million for the three months ended March 31, 2012, a 12% increase. Cost increases for salaries and benefits were $776 thousand, due to staffing increases primarily as a result of growth since March 31, 2012 in residential lending, as well as additional commercial lending and bank administration personnel, merit and benefit cost increases, and increases in incentive pay. Premises and equipment expenses were $290 thousand higher, due to the cost of two new branch offices, normal increases in leasing costs and the acceleration of amortization for leasehold improvements. Data processing expenses increased by $283 thousand due to system enhancements and expanded customer transaction costs. The increase in other expenses of $840 thousand was due primarily to establishing a contingency reserve and surety bond expenses associated with the expiration of unlimited deposit insurance.

The ratio of common equity to total assets increased from 7.79% at March 31, 2012 to 9.18% at March 31, 2013 due primarily to strong earnings and successful capital raises. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first three months of 2013, net interest income increased 21% over the same period for 2012. Average loans increased $394 million and average deposits increased by $471 million.  The net interest margin was 4.20% for the three months of 2013, as compared to 4.11% for the three months of 2012.  The Company has been able to maintain its loan yields in 2013 close to 2012 levels due to loan pricing practices, and has been able to reduce its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable to peer banking companies.

The tables below presents the average balances and rates of the various categories of the Company’s assets and liabilities for the three months ended March 31, 2013 and 2012. Included in the tables is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$346,409	$209	0.24%	$218,990	$137	0.25%
Loans held for sale (1)	179,476	1,485	3.31%	120,098	1,071	3.57%
Loans (1) (2)	2,480,862	34,539	5.65%	2,086,511	29,653	5.72%
Investment securities available for sale (2)	316,752	1,696	2.17%	340,025	1,694	2.00%
Federal funds sold	8,431	4	0.19%	19,123	14	0.29%
Total interest earning assets	3,331,930	37,933	4.62%	2,784,747	32,569	4.70%

Total noninterest earning assets	84,383			75,935
Less: allowance for credit losses	37,951			29,989
Total noninterest earning assets	46,432			45,946
TOTAL ASSETS	$3,378,362			$2,830,693

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$104,798	$83	0.32%	$76,845	$71	0.37%
Savings and money market	1,421,035	1,526	0.44%	1,089,626	1,672	0.62%
Time deposits	524,515	1,331	1.03%	538,542	1,726	1.29%
Total interest bearing deposits	2,050,348	2,940	0.58%	1,705,013	3,469	0.82%
Customer repurchase agreements	96,015	69	0.29%	103,927	96	0.37%
Long-term borrowings	39,300	415	4.22%	49,300	534	4.29%
Total interest bearing liabilities	2,185,663	3,424	0.64%	1,858,240	4,099	0.89%

Noninterest bearing liabilities:
Noninterest bearing demand	813,957			688,400
Other liabilities	18,883			9,130
Total noninterest bearing liabilities	832,840			697,530

Shareholders’ equity	359,859			274,923
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,378,362			$2,830,693

Net interest income		$34,509			$28,470
Net interest spread			3.98%			3.81%
Net interest margin			4.20%			4.11%

(1)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.9 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

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

During the first three months of 2013, the allowance for credit losses increased $1.3 million, reflecting $3.4 million in provision for credit losses and $2.0 million in net charge-offs during the period. The provision for credit losses was $3.4 million for the three months ended March 31, 2013 as compared to $4.0 million for the three months ended March 31, 2012.  At March 31, 2013, the allowance for credit losses represented 1.52% of loans outstanding, compared to 1.50% at December 31, 2012 and 1.46% at March 31, 2012. The lower provisioning in the first quarter of 2013, as compared to the first quarter of 2012, is due to a combination of lower loan growth, and changes in loan mix, offset somewhat by higher net charge-offs.  Net charge-offs of $2.0 million represented 0.33% of average loans, excluding loans held for sale, in the first three months of 2013, as compared to $1.7 million or 0.34% of average loans, excluding loans held for sale, for the same period of 2012.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
Balance at beginning of year	$37,492	$29,653
Charge-offs:
Commercial	1,184	773
Investment - commercial real estate	109	291
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	300
Construction - commercial and residential	719	240
Construction - C&I (owner occupied)	-	-
Home equity	29	244
Other consumer	42	5
Total charge-offs	2,083	1,853

Recoveries:
Commercial	26	7
Investment - commercial real estate	-	2
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	-
Construction - commercial and residential	6	94
Construction - C&I (owner occupied)	-	-
Home equity	-	1
Other consumer	5	1
Total recoveries	37	105
Net charge-offs	2,046	1,748

Additions charged to operations	3,365	3,970

Balance at end of period	$38,811	$31,875

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.33%	0.34%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2013		December 31, 2012		March 31, 2012
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial	$11,075	23%	$9,412	22%	$8,537	23%
Investment - commercial real estate	9,007	36%	9,148	37%	8,145	38%
Owner occupied - commercial real estate	2,804	12%	2,781	12%	2,146	13%
Real estate mortgage - residential	877	3%	659	3%	-	2%
Construction - commercial and residential	12,176	21%	12,671	21%	10,941	19%
Construction - C&I (owner occupied)	769	1%	720	1%	719	1%
Home equity	1,752	4%	1,730	4%	1,329	4%
Other consumer	351	-	371	-	58	-
Unallocated	-	-	-	-	-	-
Total loans	$38,811	100%	$37,492	100%	$31,875	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings (“TDRs”) and other real estate owned, totaled $37.4 million at March 31, 2013, representing 1.12% of total assets, as compared to $36.0 million of nonperforming assets, or 1.06% of total assets, at December 31, 2012 and  $39.7 million of nonperforming assets, or 1.41% of total assets, at March 31, 2012. The Company had no accruing loans 90 days or more past due at March 31, 2013, December 31, 2012 or March 31, 2012. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.52% of total loans at March 31, 2013, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had eight TDRs totaling $16.5 million at March 31, 2013, of which five loans totaling approximately $14.8 million were performing TDRs. During the first quarter of 2013, there was one default totaling approximately $495 thousand on a restructured loan, as compared to the first three months of 2012, during which there were two TDRs totaling approximately $1.2 million defaulted on their restructured loans.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  The one nonperforming TDR was reclassified to nonperforming loans as of March 31, 2013. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2013 and March 31, 2012.

Total nonperforming loans amounted to $28.2 million at March 31, 2013 (1.11% of total loans), compared to $30.7 million at December 31, 2012 (1.23% of total loans) and $36.7 million at March 31, 2012 (1.68% of total loans).  The decrease in the ratio of nonperforming loans to total loans at March 31, 2013 as compared to March 31, 2012, is due to both a decrease in the amount of nonperforming loans and to an increase in the total loan portfolio.

Included in nonperforming assets at March 31, 2013 were $9.2 million of OREO, consisting of thirteen foreclosed properties. The Company had eleven foreclosed properties with a net carrying value of $5.3 million at December 31, 2012 and ten foreclosed properties with a net carrying value of $3.0 million at March 31, 2012.  OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first three months of 2013, there were no sales of OREO property.  The majority of the increase in OREO at March 31, 2013, is due to the migration from nonperforming loans.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,		December 31, 2012
(dollars in thousands)	2013	2012	2012
Nonaccrual Loans:
Commercial	$4,039	$3,565	$4,799
Investment - commercial real estate	3,269	7,013	3,458
Owner occupied - commercial real estate	2,368	277	2,578
Real estate mortgage - residential	691	731	699
Construction - commercial and residential	17,318	24,591	18,594
Construction - C&I (owner occupied)	-	-	-
Home equity	481	530	513
Other consumer	-	8	43
Accrual loans-past due 90 days:
Commercial	-	-	-
Investment - commercial real estate	-	-	-
Other consumer	-	-	-
Total nonperforming loans (1)	28,166	36,715	30,684
Other real estate owned	9,199	3,014	5,299
Total nonperforming assets	$37,365	$39,729	$35,983

Coverage ratio, allowance for credit losses to total nonperforming loans	137.80%	86.82%	122.19%
Ratio of nonperforming loans to total loans	1.11%	1.68%	1.23%
Ratio of nonperforming assets to total assets	1.12%	1.41%	1.06%

(1)	Excludes performing TDRs totaling $14.8 million at March 31, 2013, $15.3 million at December 31, 2012 and $11.4 million at March 31, 2012.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At March 31, 2013, there were $30.4 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $30.4 million in potential problem loans at March 31, 2013 compared to $42.4 million at December 31, 2012, and $12.9 million at March 31, 2012.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the three months ended March 31, 2013 increased to $8.1 million from $6.0 million for the three months ended March 31, 2012, a 35% increase. This increase was due primarily to an increase of $1.5 million in gains on sales of residential mortgage loans in the first quarter of 2013 as compared to the first quarter of 2012, resulting primarily from higher volumes of residential mortgage refinancing activity. Other income increased $416 thousand in the first quarter of 2013 as compared to the first quarter of 2012, a 65% increase due substantially to higher loan fee income. Investment securities gains amounted to $23 thousand for the first quarter of 2013, as compared to investment gains of $153 thousand for the first quarter of 2012. Excluding investment securities gains, total noninterest income was $8.1 million for the first quarter of 2013, as compared to $5.9 million for the first quarter of 2012, an increase of 38%.

For the three months ended March 31, 2013, service charges on deposit accounts increased $306 thousand, an increase of 31% from the same three month period in 2012. The increase for the three month period was due primarily to growth in the number of accounts and fees collected related to surety bonds purchased to provide additional coverage to certain depositors following the expiration of unlimited noninterest bearing deposit insurance coverage.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $5.6 million for the three months ended March 31, 2013 compared to $3.9 million in the same period in 2012, due to the 2012 expansion of the residential mortgage origination and sales division and to higher refinancing volume due to lower market interest rates. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases.  There were no repurchases due to fraud by the borrower during the three months ended March 31, 2013. The reserve amounted to $223 thousand at March 31, 2013 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $7 thousand and $258 thousand for the three months ended March 31, 2013 and 2012, respectively. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Other income totaled $1.1 million for the three months ended March 31, 2013 as compared to $644 thousand for the same period in 2012, an increase of 65%. ATM fees increased from $216 thousand for the three months ended March 31, 2012 to $236 thousand for the same period in 2013, a 10% increase. SBA servicing fees decreased from $68 thousand for the three months ended March 31, 2012 to $25 thousand for the same period in 2013, a 63% decrease. Noninterest loan fees increased from $256 thousand for the three months ended March 31, 2012 to $690 thousand for the same period in 2013, a 170% increase. Other noninterest fee income was $109 thousand for the three months ended March 31, 2013 compared to $105 thousand for the same period in 2012, a 2% increase.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expenses totaled $20.7 million for the three months ended March 31, 2013, as compared to $18.6 million for the three months ended March 31, 2012, a 12% increase.

Salaries and employee benefits were $11.2 million for the three months ended March 31, 2013, as compared to $10.4 million for 2012, a 7% increase. Cost increases for salaries and benefits were $776 thousand, due to staffing increases primarily as a result of growth since March 31, 2012 in residential lending, as well as additional commercial lending and bank administration personnel, merit and benefit cost increases, and increases in incentive pay.  At March 31, 2013, the Company’s full time equivalent staff numbered 380, as compared to 393 at December 31, 2012 and 354 at March 31, 2012.

Premises and equipment expenses amounted to $2.8 million for the three months ended March 31, 2013 as compared to $2.5 million for the same period in 2012, a 12% increase. The increase in expense was due to the cost of two new branch offices, normal increases in leasing costs and the acceleration of amortization for leasehold improvements. Additionally, for the three months ended March 31, 2013 and 2012, the Company recognized $20 thousand and $24 thousand of sublease revenue, respectively. The sublease revenue is a direct offset of premises and equipment expenses.

Marketing and advertising expenses increased from $286 thousand for the three months ended March 31, 2012 to $347 thousand for the same period in 2013, a 21% increase.  The primary reasons for the increase was due to additional advertising expenses incurred in 2013 for general branding purposes, such as online advertisements, as well as increased print advertising for residential mortgage lending and other business lines.

Data processing expenses increased $283 thousand, or 23%, from $1.3 million for the three months ended March 31, 2012 to $1.5 million in the same period in 2013. The increase in expense for the three month period was due to system enhancements and expanded customer transaction costs.

Legal, accounting and professional fees decreased from $1.1 million for the three months ended March 31, 2012 to $893 thousand in the same period in 2013, a 19% decrease. The decrease in expense was primarily due to the decline in collection costs related to the resolution of problem loans.

FDIC insurance premiums were $582 thousand for the three months ended March 31, 2013, as compared to $489 thousand in 2012, a 19% increase. The increase is due to the increase in average assets which is a key driver in calculating the amount of insurance premiums.

For the three months ended March 31, 2013, other expenses amounted to $3.3 million as compared to $2.5 million for the same period in 2012, an increase of 34%. The major components of cost in this category include regulatory assessments, deposit fees, OREO expenses and other losses. The increase for the three month period ended March 31, 2013 compared to the same period in 2012, was primarily due to $533 thousand of other losses related to establishing a contingency reserve and $195 thousand of expense related to surety bonds purchased to provide additional coverage to certain fiduciary depositors following the expiration of unlimited noninterest bearing deposit insurance coverage.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 37.6% for the three months ended March 31, 2013 as compared to 36.1% for the same period in 2012.  The higher effective tax rate for the three months ended March 31, 2013 relates to a higher marginal tax rate resulting from a higher level of taxable income relative to income exempt from taxation.

FINANCIAL CONDITION

Summary

At March 31, 2013, total assets were $3.32 billion, compared to $2.82 billion at March 31, 2012, an 18% increase. As compared to December 31, 2012, total assets at March 31, 2013 decreased by $85 million, a 3% decrease. Total loans (excluding loans held for sale) were $2.55 billion at March 31, 2013 compared to $2.19 billion at March 31, 2012, a 17% increase. As compared to December 31, 2012, total loans at March 31, 2013 increased by $55 million, a 2% increase. Total deposits were $2.81 billion at March 31, 2013, compared to deposits of $2.37 billion at March 31, 2012, a 19% increase. As compared to December 31, 2012, total deposits at March 31, 2013 decreased by $84 million, a 3% decrease, resulting from the loss of one trustee relationship due to the expiration of unlimited deposit insurance after December 31, 2012. Loans held for sale amounted to $132.7 million at March 31, 2013 as compared to $87.5 million at March 31, 2012, a 52% increase. As compared to December 31, 2012 loans held for sale decreased by $94 million, a 42% decrease. The investment portfolio totaled $318.4 million at March 31, 2013, an 8% decrease from the $345.0 million balance at March 31, 2012. As compared to December 31, 2012, the investment portfolio at March 31, 2013 increased by $18.6 million, a 6% increase. Total borrowed funds (excluding customer repurchase agreements) were $39.3 million at March 31, 2013 compared to $49.3 million at March 31, 2012, a 20% decrease due to the early payoff of Federal Home Loan Bank advances. As compared to December 31, 2012, total borrowed funds at March 31, 2013 remained constant at $39.3 million. Total shareholders’ equity increased to $361.9 million at March 31, 2013, compared to $276.0 million and $350.0 million at March 31, 2012 and December 31, 2012, respectively, reflecting capital raising activities during 2012 and increased retained earnings.

Loans, net of amortized deferred fees and costs, at March 31, 2013, December 31, 2012 and March 31, 2012 by major category are summarized below.

	March 31, 2013		December 31, 2012		March 31, 2012
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$579,618	23%	$545,070	22%	$492,824	23%
Investment - commercial real estate (1)	910,829	36%	914,638	37%	829,984	38%
Owner occupied - commercial real estate	303,561	12%	297,857	12%	275,723	13%
Real estate mortgage - residential	69,256	3%	61,871	3%	43,057	2%
Construction - commercial and residential (1)	538,071	21%	533,722	21%	417,346	19%
Construction - C&I (owner occupied) (1)	34,002	1%	28,808	1%	27,412	1%
Home equity	108,570	4%	106,844	4%	95,437	4%
Other consumer	4,117	-	4,285	-	5,157	-
Total loans	2,548,024	100%	2,493,095	100%	2,186,940	100%
Less: Allowance for Credit Losses	(38,811)		(37,492)		(31,875)
Net loans	$2,509,213		$2,455,603		$2,155,065

(1) Includes loans for land acquisition and development.

In its lending activities, the Company seeks to develop and expand relationships with clients whose businesses and individual banking needs will grow with the Bank. Superior customer service, local decision making, and accelerated turnaround time from application to closing have been significant factors in growing the loan portfolio, and meeting the lending needs in the markets served, while maintaining sound asset quality.

Loans outstanding reached $2.55 billion at March 31, 2013, an increase of $55 million or 2% as compared to $2.50 billion at December 31, 2012, and increased $361 million or 17% as compared to $2.19 billion at March 31, 2012. Competition for quality loans remains significant in the market. The loan growth in the first quarter of 2013 was predominantly in the Commercial segment of the portfolio. Commercial real estate in the Bank’s market area has remained solid, with values generally stable to increasing. Well located Multi-family properties in a number of sub-markets within the Bank’s market area are experiencing stable to declining vacancy rates. Construction loans increased year over year as demand for new construction loans has increased, and the Bank is selectively evaluating projects.

The Bank has a significant concentration in real estate in  its loan portfolio, with 3% residential mortgages,  13%owner occupied commercial mortgages and construction loans, and 57% investment commercial real estate. Real estate also serves as collateral for loans made for other purposes, resulting in 80% of loans being secured by real estate.

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts and savings accounts. Additionally, the Bank obtains certificates of deposits from the local market areas surrounding the Bank’s offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds.  To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and Promontory Interfinancial Network, LLC.

For the three months ended March 31, 2013, noninterest bearing deposits decreased $125 million as compared to December 31, 2012, while interest bearing deposits increased by $41 million during the same period. As earlier noted, a large noninterest bearing trustee deposit relationship (which amounted to approximately $130 million) was withdrawn in the quarter ended March 31, 2013, related directly to expiration of unlimited deposit insurance after December 31, 2012. Average total deposits for the three months of 2013 were $2.86 billion, as compared to $2.39 billion for the same period in 2012, a 20% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits. At March 31, 2013, total deposits included $448.8 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 16% of total deposits. At December 31, 2012, total deposits (excluding the CDARS and ICS two-way) included $474.2 million of brokered deposits, which represented 16% of total deposits.  The CDARS and ICS two-way component represented $85.2 million, or 3% of total deposits and $92.5 million or 3% of total deposits at March 31, 2013 and December 31, 2012, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank.

At March 31, 2013, the Company had $756.2 million in noninterest bearing demand deposits, representing 27% of total deposits. This compared to $881.4 million of these deposits at December 31, 2012 or 30% of total deposits.  These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $92.7 million at March 31, 2013 compared to $101.3 million at December 31, 2012. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities.  These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at March 31, 2013 and December 31, 2012. The Bank had $30.0 million of borrowings outstanding under its credit facility from the FHLB at March 31, 2013 and December 31, 2012. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential and commercial mortgage and home equity loan portfolios.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $40 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at March 31, 2013 or December 31, 2012. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company has issued an aggregate of $9.3 million of subordinated notes, due 2016. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $40 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at March 31, 2013. Additionally, the Bank can purchase up to $107.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at March 31, 2013 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $496.4 million, against which there was $25.6 million outstanding at March 31, 2013. The Bank has a commitment at March 31, 2013 from the Promontory Interfinancial Network to place up to $300.0 million of brokered deposits from its Insured Network Deposit (“IND”) program with the Bank in amounts requested by the Bank, as compared to an actual balance of $147.2 million at March 31, 2013. At March 31, 2013, the Bank was also eligible to make advances from the FHLB up to $406.6 million based on collateral at the FHLB, of which $30.0 million was outstanding at March 31, 2013. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $277.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated, except for periodic testing, that this facility would be utilized for contingency funding only.

The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer.  The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks’ lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The Asset Liability Committee of the Bank’s Board of Directors (“ALCO”) has adopted policy guidelines which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.

At March 31, 2013, under the Bank’s liquidity formula, it had $1.56 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at March 31, 2013 are as follows:

(dollars in thousands)
Unfunded loan commitments	$805,533
Unfunded lines of credit	78,373
Letters of credit	58,906
Total	$942,812

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

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives. During the three months ended March 31, 2013, the Company was able to both manage its net interest income to a reasonable level and sustain its overall interest rate risk position.

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining  its investment portfolio to (i) manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should rates remain at current levels and (ii) to mitigate extension risk should rates increase. Additionally, the percentage mix of municipal securities has been increased to 27%. In the first quarter of 2013, the investment portfolio balance increased as higher average liquidity was deployed to these assets. The mix of the portfolio was shifted to higher percentages of both structured government guaranteed mortgaged backed securities and high quality municipal securities. The duration of the investment portfolio increased to 4.2 years at March 31, 2013 from 3.8 years at December 31, 2012, due substantially to a higher mix of municipal securities.

In the loan portfolio, the re-pricing duration was 25 months at both March 31, 2013, and December 31, 2012, with fixed rate loans amounting to 42% of total loans at March 31, 2013, as compared to 43% at December 31, 2012 and 42% at March 31, 2012, and variable and adjustable rate loans comprising 58% of total loans at March 31, 2013, as compared to 57% at December 31, 2012 and 58% at March 31, 2012. Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, the duration of the portfolio was 31 months at March 31, 2013, as compared to 38 months at December 31, 2012 and 37 months at March 31, 2012. The change since December 31, 2012 was due substantially to updating a decay rate analysis for non-maturing deposits. The growth of core deposits, which enhance franchise value and provide a stable funding source, added average liquidity and enhanced asset sensitivity to the balance sheet at March 31, 2013 as compared to March 31, 2012. Excluding the one trustee relationship lost after the expiration of unlimited deposit insurance, the Company experienced core deposit growth of $46 million in the three months ended March 31, 2013.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans has been increasing. A disciplined approach to loan pricing, together with loans floors existing in 51% of total loans (at March 31, 2013), has resulted in less pressure on loan yields over the past twelve months, as average loan yields have declined by just 7 basis points in the first quarter of 2013 as compared to the first quarter in 2012.  Subject to floor interest rates, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before tax on the investment portfolio decreased to $7.5 million at March 31, 2013 from $9.1 million at December 31, 2012, with $23 thousand of realized net gains recorded for the quarter ended March 31, 2013. Gains of $115 thousand were realized during the first quarter of 2013 on the sales of U.S. Agency securities that would otherwise mature at par in the next few years. This gain was partially offset by losses of $91 thousand on the sale of higher coupon mortgage backed securities, which exhibited high prepayments and the potential for negative yields.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from March 31, 2013. In addition to, analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at March 31, 2013, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at March 31, 2013 shows a moderate effect on net interest income (over the next 12 months) as well as to the economic value of equity when interest rates are shocked both down 100, and 200 basis points and up 100, 200, 300, and 400 basis points due substantially to the significant level of variable rate and repriceable assets and liabilities. The repricing duration of the investment portfolio at March 31, 2013 is 4.2 years, the loan portfolio 2.1 years, the interest bearing deposit portfolio 2.7 years and the borrowed funds portfolio 1.5 years.

The following table reflects the result of simulation analysis on the March 31, 2013 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+8.5%	+4.7%	-9.4%
+300	+4.8%	-0.7%	-8.0%
+200	+1.1%	-5.8%	-6.3%
+100	-0.8%	-7.8%	-3.8%
0	-	-	-
-100	-2.8%	-5.2%	-6.8%
-200	-4.0%	-7.4%	-6.4%

The results of simulation are within the policy limits adopted by the Company.  For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 20% for a 300 basis point change and 25% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at March 31, 2013 are not considered to be excessive. The negative impact of -0.8% in net interest income and -7.8% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio.

For the analysis at March 31, 2013 as compared to December 31, 2012, the Company shortened its assumption of the duration of demand deposit and money market accounts based on analysis of more recent experience. Additionally, the analysis at March 31, 2013 increased the discount rate used to value demand deposits to better assess the higher operating cost factor of these type deposits.  The impact of these assumption changes is to lower the core deposit value, which negatively impacts the market value of equity.

In the first quarter of 2013, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the lower level of asset liquidity at March 31, 2013 as compared to December 31, 2012, and accounting for the assumption changes in the analysis noted above, the interest rate risk position at March 31, 2013 was similar to the interest rate risk position at December 31, 2012. As compared to December 31, 2012, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale declined by $68 million at March 31, 2013.

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

During the first quarter of 2013, average market interest rates declined slightly as compared to the first quarter of 2012 and the yield curve flattened modestly. The average two year U.S. Treasury rate declined by 2 basis points from 0.28% to 0.26% and the average ten year U.S. Treasury rate declined by 9 basis points from 2.02% to 1.93%. In that environment, the Company was able to increase its net interest spread and margin for the first quarter of 2013 to 4.20% from 4.11% for the first quarter of 2012. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2012’s first quarter has been consistent with its risk analysis at December 31, 2012.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 81% of the Company’s revenue for the first quarter of 2013, as compared to 83% of the Company’s revenue for the first quarter of 2012.

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

At March 31, 2013, the Company had a positive GAP position of approximately $517 million or 15.5% of total assets out to three months and a positive cumulative GAP position of $489 million or 14.7% of total assets out to 12 months; as compared to a positive GAP position of approximately $542 million or 15.9% of total assets out to three months and a positive cumulative GAP position of approximately $560 million or 16.4% out to 12 months at December 31, 2012. The change in the positive GAP position at March 31, 2013, as compared to December 2012, was due substantially to the lower amount of asset liquidity on the balance sheet. The change in the GAP position at March 31, 2013 as compared to December 31, 2012 is not judged material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optimality within the balance sheet.  The current position is within guideline limits established by the ALCO.

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

GAP Analysis
March 31, 2013
(dollars in thousands)
Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$20,630	$28,698	$84,267	$51,941	$144,049	$329,585
Loans (1)(2)	1,516,945	236,307	498,026	290,141	139,303	2,680,722
Fed funds and other short-term investments	263,768	-	-	-	-	263,768
Other earning assets	14,229	-	-	-	-	14,229
Total	$1,815,572	$265,005	$582,293	$342,082	$283,352	$3,288,304	$36,561	$3,324,865

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$30,407	$91,221	$243,255	$243,255	$148,039	$756,177
Interest bearing transaction	69,431	-	14,878	14,878	-	99,187
Savings and money market	1,019,422	-	218,448	218,448	-	1,456,318
Time deposits	87,065	201,017	153,746	59,420	-	501,248
Customer repurchase agreements and fed funds purchased	92,664	-	-	-	-	92,664
Other borrowings	-	-	-	19,300	20,000	39,300
Total	$1,298,989	$292,238	$630,327	$555,301	$168,039	$2,944,894	$18,119	$2,963,013
GAP	$516,583	$(27,233)	$(48,034)	$(213,219)	$115,313	$343,410
Cumulative GAP	$516,583	$489,350	$441,316	$228,097	$343,410

Cumulative gap as percent of total assets	15.54%	14.72%	13.27%	6.86%	10.33%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending.  Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk.  Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.  The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years.  Commercial real estate loans and construction, land and land development loans represent 390% and 147%, respectively of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $40 million for working capital purposes, to finance capital contributions to the Bank and to a more limited extent, finance capital contributions to ECV. The credit facility is secured by a first lien on a portion of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.75%. Interest is payable on a monthly basis. There were no amounts outstanding under this credit at March 31, 2013 and December 31, 2012.

The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. The dividend rate for the first seven dividend periods was one percent (1%). For the eighth through ninth calendar quarters, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change if any, in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than ten percent (10%), then the dividend rate payable on the Series B Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%).

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

Under current capital rules, the capital treatment of the notes must be phased out, at a rate of 20% of the original principal amount per year during the last five years of the term of the notes, commencing on October 1, 2011. Currently, $5.58 million of subordinated notes are includible as Tier 2 capital.

The actual capital amounts and ratios for the Company and Bank as of March 31, 2013, December 31, 2012 and March 31, 2012 are presented in the table below.

					For Capital	To Be Well
	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *
As of March 31, 2013
Total capital (to risk weighted assets)	$394,746	12.50%	$363,309	11.56%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	350,132	11.08%	324,424	10.32%	4.0%	6.0%
Tier 1 capital (to average assets)	350,132	10.39%	324,424	9.66%	3.0%	5.0%

As of December 31, 2012
Total capital (to risk weighted assets)	$381,808	12.20%	$350,609	11.25%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	338,138	10.80%	312,974	10.05%	4.0%	6.0%
Tier 1 capital (to average assets)	338,138	10.44%	312,974	9.70%	3.0%	5.0%

As of March 31, 2012
Total capital (to risk weighted assets)	$302,785	11.59%	$283,814	10.92%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	263,337	10.08%	251,888	9.69%	4.0%	6.0%
Tier 1 capital (to average assets)	263,337	9.33%	251,888	8.96%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.  At March 31, 2013 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	Three Months Ended March 31, 2013	Twelve Months Ended December 31, 2012	Three Months Ended March 31, 2012
Common shareholders' equity	$305,252	$293,376	$219,408
Less: Intangible assets	(3,659)	(3,785)	(4,066)
Tangible common equity	$301,593	$289,591	$215,342

Book value per common share	$13.05	$12.78	$10.85
Less: Intangible book value per common share	(0.16)	(0.16)	(0.20)
Tangible book value per common share	$12.89	$12.62	$10.65

Total assets	$3,324,865	$3,409,441	$2,815,549
Less: Intangible assets	(3,659)	(3,785)	(4,066)
Tangible assets	$3,321,206	$3,405,656	$2,811,483
Tangible common equity ratio	9.08%	8.50%	7.66%

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon SeniorSecurities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (2)
3.3	Bylaws of the Company (3)
4.1	Warrant to Purchase Common Stock (4)
4.2	Form of Subordinated Note due 2016(5)
10.1	1998 Stock Option Plan (6)
10.2	Employment Agreement, dated September 1, 2011, between James H. Langmead and the Bank (7)
10.3	Employment Agreement, dated September 1, 2011, between Thomas D. Murphy and the Bank (8)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (9)
10.5	Employment Agreement, dated September 1, 2011, between Susan G. Riel and the Bank (10)
10.6	Fee Agreement between Robert P. Pincus and the Company (11)
10.7	2006 Stock Plan (12)
10.8	Employment Agreement, dated September 1, 2011, among Michael T. Flynn the Company and the Bank (13)
10.9	Employment Agreement, dated September 1, 2011, between Laurence E. Bensignor and the Bank (14)
10.10	Employment Agreement, dated September 1, 2011, between the Bank and Janice Williams (15)
10.11	2013 Senior Executive Incentive Plan (16)
10.12	Eagle Bancorp, Inc. 2011 Employee Stock Purchase Plan (17)
10.13	Employment Agreement dated as of February 23, 2012, between the Bank and Antonio F. Marquez (18)
10.14	Employment Agreement dated as of April 24, 2013, between the Bank and Virginia Heine
10.15	First Amendment to Employment Agreement of Laurence E. Bensignor

10.16	First Amendment to Employment Agreement of Michael T. Flynn
10.17	First Amendment to Employment Agreement of James H. Langmead
10.18	First Amendment to Employment Agreement of Antonio F. Marquez
10.19	First Amendment to Employment Agreement of Thomas D. Murphy
10.20	First Amendment to Employment Agreement of Susan G. Riel
10.21	First Amendment to Employment Agreement of Janice Williams
11	Statement Regarding Computation of Per Share Income
See Note 5 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

	(i)	the Consolidated Statement of Financial Position at March 31, 2013, December 31, 2012 and March 31, 2012

	(ii)	the Consolidated Statement of Earnings for three month periods ended March 31, 2013 and 2012

	(iii)	the Consolidated Statement of Comprehensive Income for three month periods ended March 31, 2013 and 2012

	(iv)	the Consolidated Statement of Changes in Shareholders’ Equity for the three month periods ended March 31, 2013 and 2012

	(v)	the Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012

	(vi)	the Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2011.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.
(4)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(11)	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-150763)
(12)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-135072)
(13)	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 23, 2011
(14)	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 23, 2011.
(15)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 23, 2011.
(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2013.
(17)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-175966).
(18)	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 8, 2013	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: May 8, 2013	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company