Form 10-Q
period 2013-06-30
EAGLE BANCORP INC
filed 2013-08-08
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to_________

Commission File Number 0-25923

Eagle Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-2061461
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7830 Old Georgetown Road, Third Floor, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

(301) 986-1800

(Registrant's telephone number, including area code)

7815 Woodmont Avenue, Bethesda, Maryland 20814

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 1, 2013, the registrant had 25,773,538 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

Assets	June 30, 2013	December 31, 2012	June 30, 2012
Cash and due from banks	$7,765	$7,439	$6,998
Federal funds sold	10,634	7,852	19,854
Interest bearing deposits with banks and other short-term investments	172,849	324,043	122,639
Investment securities available for sale, at fair value	335,779	299,820	338,933
Federal Reserve and Federal Home Loan Bank stock	11,220	10,694	10,950
Loans held for sale	104,767	226,923	102,767
Loans	2,691,358	2,493,095	2,319,237
Less allowance for credit losses	(39,640)	(37,492)	(34,079)
Loans, net	2,651,718	2,455,603	2,285,158
Premises and equipment, net	16,706	15,261	13,634
Deferred income taxes	24,883	19,128	16,836
Bank owned life insurance	29,324	14,135	13,936
Intangible assets, net	3,690	3,785	3,978
Other real estate owned	12,213	5,299	4,438
Other assets	29,020	19,459	22,776
Total Assets	$3,410,568	$3,409,441	$2,962,897

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$767,808	$881,390	$773,119
Interest bearing transaction	107,013	113,813	95,827
Savings and money market	1,531,804	1,374,869	1,197,974
Time, $100,000 or more	203,117	232,875	239,287
Other time	278,494	294,275	207,804
Total deposits	2,888,236	2,897,222	2,514,011
Customer repurchase agreements	97,327	101,338	97,704
Long-term borrowings	39,300	39,300	49,300
Other liabilities	16,315	21,605	11,612
Total Liabilities	3,041,178	3,059,465	2,672,627

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at June 30, 2013, December 31, 2012 and June 30, 2012.	56,600	56,600	56,600
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 25,764,542, 22,954,889 and 20,591,233, respectively	251	226	203
Warrant	946	946	946
Additional paid in capital	239,584	180,593	140,572
Retained earnings	72,916	106,146	86,556
Accumulated other comprehensive (loss) income	(907)	5,465	5,393
Total Shareholders' Equity	369,390	349,976	290,270
Total Liabilities and Shareholders' Equity	$3,410,568	$3,409,441	$2,962,897

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$72,022	$63,356	$35,998	$32,633
Interest and dividends on investment securities	3,507	3,544	1,811	1,850
Interest on balances with other banks and short-term investments	382	215	173	78
Interest on federal funds sold	7	28	3	14
Total interest income	75,918	67,143	37,985	34,575
Interest Expense
Interest on deposits	5,578	6,408	2,638	2,940
Interest on customer repurchase agreements	133	182	64	86
Interest on long-term borrowings	834	1,069	419	535
Total interest expense	6,545	7,659	3,121	3,561
Net Interest Income	69,373	59,484	34,864	31,014
Provision for Credit Losses	5,722	8,413	2,357	4,443
Net Interest Income After Provision For Credit Losses	63,651	51,071	32,507	26,571

Noninterest Income
Service charges on deposits	2,236	1,914	951	935
Gain on sale of loans	10,417	6,723	4,768	2,584
Gain on sale of investment securities	23	301	-	148
Increase in the cash surrender value of bank owned life insurance	189	194	95	97
Other income	2,311	1,321	1,251	677
Total noninterest income	15,176	10,453	7,065	4,441
Noninterest Expense
Salaries and employee benefits	22,535	20,713	11,335	10,289
Premises and equipment expenses	5,727	4,979	2,927	2,469
Marketing and advertising	741	843	394	557
Data processing	3,070	2,207	1,531	951
Legal, accounting and professional fees	1,602	2,242	709	1,141
FDIC insurance	1,196	1,068	614	579
Other expenses	6,511	5,047	3,175	2,551
Total noninterest expense	41,382	37,099	20,685	18,537
Income Before Income Tax Expense	37,445	24,425	18,887	12,475
Income Tax Expense	14,198	9,009	7,212	4,692
Net Income	23,247	15,416	11,675	7,783
Preferred Stock Dividends	283	283	142	142
Net Income Available to Common Shareholders	$22,964	$15,133	$11,533	$7,641

Earnings Per Common Share
Basic	$0.90	$0.68	$0.45	$0.34
Diluted	$0.88	$0.66	$0.44	$0.33

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

Net Income	$23,247	$15,416	$11,675	$7,783

Other comprehensive income, net of tax:
Net unrealized (loss) gain on securities available for sale	(6,359)	699	(5,415)	585
Reclassification adjustment for net gains included in net income	(13)	(181)	-	(89)
Net change in unrealized (loss) gains on securities	(6,372)	518	(5,415)	496
Comprehensive Income	$16,875	$15,934	$6,260	$8,279

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Warrant	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance January 1, 2013	$56,600	$226	$946	$180,593	$106,146	$5,465	$349,976
Net Income	-	-	-	-	23,247	-	23,247
Net change in other comprehensive income	-	-	-	-	-	(6,372)	(6,372)
10% common stock dividend 2,340,518 shares	-	23	-	56,161	(56,184)	-	-
Cash paid in lieu of fractional shares	-	-	-	-	(10)	-	(10)
Stock-based compensation	-	-	-	1,552	-	-	1,552
Common stock issued 469,135 shares under
equity compensation plans	-	2	-	755	-	-	757
Tax benefit on non-qualified options exercised	-	-	-	270	-	-	270
Employee stock purchase plan 13,420 shares	-	-	-	253	-	-	253
Preferred stock dividends	-	-	-	-	(283)	-	(283)
Balance June 30, 2013	$56,600	$251	$946	$239,584	$72,916	$(907)	$369,390

Balance January 1, 2012	$56,600	$197	$946	$132,670	$71,423	$4,875	$266,711
Net Income	-	-	-	-	15,416	-	15,416
Net change in other comprehensive income	-	-	-	-	-	518	518
Stock-based compensation	-	-	-	1,627	-	-	1,627
Common stock issued 254,959 shares under
equity compensation plans	-	2	-	471	-	-	473
Common stock issued 364,691 shares	-	4	-	5,488	-	-	5,492
Tax benefit on non-qualified options exercised	-	-	-	27	-	-	27
Employee stock purchase plan 18,739 shares	-	-	-	289	-	-	289
Preferred stock dividends	-	-	-	-	(283)	-	(283)
Balance June 30, 2012	$56,600	$203	$946	$140,572	$86,556	$5,393	$290,270

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net Income	$23,247	$15,416
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,722	8,413
Depreciation and amortization	2,095	1,564
Gains on sale of loans	(10,417)	(6,723)
Securities premium amortization (discount accretion), net	1,466	2,519
Origination of loans held for sale	(683,248)	(562,628)
Proceeds from sale of loans held for sale	815,821	643,410
Net increase in cash surrender value of BOLI	(189)	(194)
Increase in deferred income taxes	(5,755)	(2,163)
Net loss (gain) on sale of other real estate owned	458	(82)
Net gain on sale of investment securities	(23)	(301)
Stock-based compensation expense	1,552	1,627
Excess tax benefit from stock-based compensation	(270)	(27)
Decrease in other assets	1,318	480
Decrease in other liabilities	(5,290)	(8,175)
Net cash provided by operating activities	146,487	93,136
Cash Flows From Investing Activities:
Increase (decrease) in interest bearing deposits with other banks and short-term investments	5	(1,671)
Purchases of available for sale investment securities	(91,791)	(62,764)
Proceeds from maturities of available for sale securities	25,869	20,389
Proceeds from sale/call of available for sale securities	22,148	15,553
Purchases of Federal Reserve and Federal Home Loan Bank stock	(679)	(1,168)
Proceeds from redemption of federal reserve and federal home loan bank stock	153	460
Net increase in loans	(211,384)	(266,918)
Purchases of BOLI	(15,000)	-
Purchases of annuity	(10,879)	-
Proceeds from sale of other real estate owned	2,350	837
Bank premises and equipment acquired	(3,355)	(2,878)
Net cash used in investing activities	(282,563)	(298,160)
Cash Flows From Financing Activities:
(Decrease) increase in deposits	(8,986)	121,770
Decrease in customer repurchase agreements	(4,011)	(5,658)
Payment of dividends on preferred stock	(283)	(283)
Issuance of common stock	-	5,489
Proceeds from exercise of stock options	757	759
Excess tax benefit from stock-based compensation	270	27
Payment in lieu of fractional shares	(10)	-
Proceeds from employee stock purchase plan	253	-
Net cash (used in) provided by financing activities	(12,010)	122,104
Net Decrease In Cash and Cash Equivalents	(148,086)	(82,920)
Cash and Cash Equivalents at Beginning of Period	339,334	232,411
Cash and Cash Equivalents at End of Period	$191,248	$149,491
Supplemental Cash Flows Information:
Interest paid	$6,638	$7,880
Income taxes paid	$19,125	$7,250
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$9,614	$2,905

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland; Washington, DC and Northern Virginia. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. The Bank offers its products and services through eighteen branch offices and various electronic capabilities, including remote deposit services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. ECV, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects. These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of June 30, 2013, December 31, 2012, and June 30, 2012. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Other Assets in the Consolidated Balance Sheet. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other noninterest income in the Consolidated Statement of Operations.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 30 to 90 days under current market conditions. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the Company commits to sell a loan at a premium on the day the borrower commits to an interest rate with the intent that the buyer has assumed the interest rate risk on the loan. As a result, the Company is not generally exposed to losses on loans sold nor will it realize gains, related to rate lock commitments due to changes in interest rates.

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

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on certain of these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Such additional interest may be included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2013 and 2012 (although normal interest income was recorded). ECV had six higher risk lending transactions with balances outstanding at June 30, 2013 and four such transactions outstanding at December 31, 2012, amounting to $8.8 million and $3.5 million, respectively.

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

Other Real Estate Owned (OREO)

Assets acquired through loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated selling costs when acquired, establishing a new cost basis. The new basis is supported by recent appraisals. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in market conditions or appraised values.

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

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at either June 30, 2013 or December 31, 2012.

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

Earnings per Common Share

Basic net income per common share is derived by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period measured. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period measured including the potential dilutive effects of common stock equivalents. Earnings per share amounts for periods ending prior to June 30, 2013 have been adjusted to reflect a 10% stock dividend paid on June 14, 2013.

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

Note 2. Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2013, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held, which interest on excess reserves was increased under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act passed in July 2010. Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with six domestic correspondent banks as compensation for services they provide to the Bank.

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
June 30, 2013	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$38,818	$832	$152	$39,498
Residential mortgage backed securities	211,079	1,491	4,131	208,439
Municipal bonds	86,982	2,599	2,112	87,469
Other equity investments	412	-	39	373
	$337,291	$4,922	$6,434	$335,779

		Gross	Gross	Estimated
December 31, 2012	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$47,606	$1,477	$1	$49,082
Residential mortgage backed securities	170,649	2,730	296	173,083
Municipal bonds	72,050	5,314	51	77,313
Other equity investments	407	-	65	342
	$290,712	$9,521	$413	$299,820

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
June 30, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$10,323	$152	$-	$-	$10,323	$152
Residential mortgage backed securities	139,445	4,131	-	-	139,445	4,131
Municipal bonds	36,863	2,103	484	9	37,347	2,112
Other equity investments	-	-	138	39	138	39
	$186,631	$6,386	$622	$48	$187,253	$6,434

	Less than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
December 31, 2012	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$2,999	$1	$-	$-	$2,999	$1
Residential mortgage backed securities	44,992	263	2,743	33	47,735	296
Municipal bonds	3,964	51	-	-	3,964	51
Other equity investments	-	-	112	65	112	65
	$51,955	$315	$2,855	$98	$54,810	$413

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 4.3 years. The gross unrealized loss on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker “bulletin board” exchange. The estimated fair value is determined by broker quoted prices. The unrealized loss is deemed a result of generally weak valuations for many smaller community bank stocks. The individual banking company is profitable, has good financial trends and has a satisfactory capital position. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2013 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity. In addition, at June 30, 2013, the Company held $11.2 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available-for-sale by contractual maturity are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013		December 31, 2012
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. Government agency securities maturing:
One year or less	$9,035	$9,059	$5,038	$5,053
After one year through five years	29,783	30,439	42,568	44,029
Residential mortgage backed securities	211,079	208,439	170,649	173,083
Municipal bonds maturing:
After one year through five years	16,642	16,964	11,469	11,978
Five years through ten years	70,340	70,505	60,581	65,335
Other equity investments	412	373	407	342
	$337,291	$335,779	$290,712	$299,820

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2013 was $246 million. As of June 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of shareholders’ equity.

Note 4. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at June 30, 2013, December 31, 2012, and June 30, 2012 are summarized by type as follows:

	June 30, 2013		December 31, 2012		June 30, 2012
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$636,623	24%	$545,070	22%	$516,493	23%
Investment - commercial real estate (1)	1,003,723	37%	914,638	37%	932,490	40%
Owner occupied - commercial real estate	311,335	12%	297,857	12%	307,410	14%
Real estate mortgage - residential	78,813	3%	61,871	3%	48,842	2%
Construction - commercial and residential (1)	515,511	19%	533,722	21%	400,805	17%
Construction - C&I (owner occupied) (1)	28,807	1%	28,808	1%	10,501	-
Home equity	108,565	4%	106,844	4%	97,969	4%
Other consumer	7,981	-	4,285	-	4,727	-
Total loans	2,691,358	100%	2,493,095	100%	2,319,237	100%
Less: Allowance for Credit Losses	(39,640)		(37,492)		(34,079)
Net loans	$2,651,718		$2,455,603		$2,285,158

(1) Includes loans for land acquisition and development.

Unamortized net deferred fees amounted to $9.9 million and $8.8 million at June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013 and December 31, 2012, the Bank serviced $53 million and $41.2 million, respectively, of SBA loans participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. The combination of owner occupied commercial real estate and owner occupied commercial real estate construction represent 13% of the loan portfolio. At June 30, 2013, the combination of commercial real estate and real estate construction loans represent approximately 69% of the loan portfolio. When owner occupied commercial real estate and owner occupied commercial construction loans are excluded, the percentage of commercial real estate and construction loans to total loans decreases to 56%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.00. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 24% of the loan portfolio at June 30, 2013 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 4% of the loan portfolio at June 30, 2013 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both investment and owner occupied projects. ADC loans amounted to $535.5 million at June 30, 2013. The majority of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 38% of the outstanding ADC loan portfolio at June 30, 2013. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, ECV. Such loans, which are made to finance projects (which may also be financed at the Bank level), may have higher risk characteristics than loans made by the Bank, such as lower priority interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions may bear current interest at a rate with a significant premium to normal market rates. Other loan transactions may carry a standard rate of current interest, but also earn additional interest based on a percentage of the profits of the underlying project or a fixed accrued rate of interest.

The following table details activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

Three months ended June 30, 2013
Allowance for credit losses:
Balance at beginning of period	$11,075	$9,007	$2,804	$877	$12,945	$1,752	$351	$38,811
Loans charged-off	(1,230)	-	-	-	(991)	-	(10)	(2,231)
Recoveries of loans previously charged-off	24	-	-	-	669		1	703
Net loans charged-off	(1,206)	-	-	-	(322)	9	(9)	(1,528)
Provision for credit losses	2,308	608	220	65	(875)	4	27	2,357
Ending balance	$12,177	$9,615	$3,024	$942	$11,748	$1,765	$369	$39,640

Six months ended June 30, 2013
Allowance for credit losses:
Balance at beginning of period	$9,412	$9,148	$2,781	$659	$13,391	$1,730	$371	$37,492
Loans charged-off	(2,414)	(109)	-	-	(1,710)	(29)	(52)	(4,314)
Recoveries of loans previously charged-off	50	-	-	-	675	9	6	740
Net loans charged-off	(2,364)	(109)	-	-	(1,035)	(20)	(46)	(3,574)
Provision for credit losses	5,129	576	243	283	(608)	55	44	5,722
Ending balance	$12,177	$9,615	$3,024	$942	$11,748	$1,765	$369	$39,640

For the Period Ended June 30, 2013
Allowance for credit losses:
Individually evaluated for impairment	$3,416	$1,040	$1,025	$-	$1,396	$317	$10	$7,204
Collectively evaluated for impairment	8,761	8,575	1,999	942	10,352	1,448	359	32,436
Ending balance	$12,177	$9,615	$3,024	$942	$11,748	$1,765	$369	$39,640

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

Three months ended June 30, 2012
Allowance for credit losses:
Balance at beginning of period	$8,537	$8,145	$2,146	$-	$11,660	$1,329	$58	$31,875
Loans charged-off	(988)	(898)	-	-	(750)	(17)	(4)	(2,657)
Recoveries of loans previously charged-off	21	16	-	-	380	0	1	418
Net loans charged-off	(967)	(882)	-	-	(370)	(17)	(3)	(2,239)
Provision for credit losses	1,308	1,457	244	-	1,194	121	119	4,443
Ending balance	$8,878	$8,720	$2,390	$-	$12,484	$1,433	$174	$34,079

Six months ended June 30, 2012
Allowance for credit losses:
Balance at beginning of period	$9,609	$7,304	$1,898	$399	$8,546	$1,528	$369	$29,653
Loans charged-off	(1,761)	(1,189)	-	(300)	(990)	(261)	(9)	(4,510)
Recoveries of loans previously charged-off	28	18	-	-	474	1	2	523
Net loans charged-off	(1,733)	(1,171)	-	(300)	(516)	(260)	(7)	(3,987)
Provision for credit losses	1,002	2,587	492	(99)	4,454	165	(188)	8,413
Ending balance	$8,878	$8,720	$2,390	$-	$12,484	$1,433	$174	$34,079

For the Period Ended June 30, 2012
Allowance for credit losses:
Individually evaluated for impairment	$1,810	$586	$207	$-	$3,619	$208	$4	$6,434
Collectively evaluated for impairment	7,068	8,134	2,183	-	8,865	1,225	170	27,645
Ending balance	$8,878	$8,720	$2,390	$-	$12,484	$1,433	$174	$34,079

The Company’s recorded investments in loans as of June 30, 2013, December 31, 2012 and June 30, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

June 30, 2013
Recorded investment in loans:
Individually evaluated for impairment	$16,407	$5,560	$8,580	$-	$18,879	$561	$11	$49,998
Collectively evaluated for impairment	620,216	998,163	302,755	78,813	525,439	108,004	7,970	2,641,360
Ending balance	$636,623	$1,003,723	$311,335	$78,813	$544,318	$108,565	$7,981	$2,691,358

December 31, 2012
Recorded investment in loans:
Individually evaluated for impairment	$15,177	$11,401	$8,723	$-	$36,502	$510	$43	$72,356
Collectively evaluated for impairment	529,893	903,237	289,134	61,871	526,028	106,334	4,242	2,420,739
Ending balance	$545,070	$914,638	$297,857	$61,871	$562,530	$106,844	$4,285	$2,493,095

June 30, 2012
Recorded investment in loans:
Individually evaluated for impairment	$8,345	$6,048	$2,585	$-	$24,338	$417	$8	$41,741
Collectively evaluated for impairment	508,148	926,442	304,825	48,842	386,968	97,552	4,719	2,277,496
Ending balance	$516,493	$932,490	$307,410	$48,842	$411,306	$97,969	$4,727	$2,319,237

At June 30, 2013, the nonperforming loans acquired in 2008 from Fidelity & Trust Financial Corporation (“Fidelity”) have a carrying value of $2.0 million and an unpaid principal balance of $11.7 million and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount.

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of June 30, 2013, December 31, 2012 and June 30, 2012.

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans

June 30, 2013
Commercial	$590,451	$29,765	$16,407	$-	$636,623
Investment - commercial real estate	966,886	31,277	5,560	-	1,003,723
Owner occupied - commercial real estate	284,507	18,248	8,580	-	311,335
Real estate mortgage – residential	77,969	844	-	-	78,813
Construction - commercial and residential	502,319	23,120	18,879	-	544,318
Home equity	105,854	2,150	561	-	108,565
Other consumer	7,970	-	11	-	7,981
Total	$2,535,956	$105,404	$49,998	$-	$2,691,358

December 31, 2012
Commercial	$495,072	$34,821	$15,170	$7	$545,070
Investment - commercial real estate	892,569	10,668	11,401	-	914,638
Owner occupied - commercial real estate	275,864	13,270	8,723	-	297,857
Real estate mortgage – residential	61,134	737	-	-	61,871
Construction - commercial and residential	508,166	17,862	36,502	-	562,530
Home equity	104,302	2,032	510	-	106,844
Other consumer	4,230	12	43	-	4,285
Total	$2,341,337	$79,402	$72,349	$7	$2,493,095

June 30, 2012
Commercial	$478,785	$29,363	$8,328	$17	$516,493
Investment - commercial real estate	921,544	4,898	6,048	-	932,490
Owner occupied - commercial real estate	285,057	19,768	2,585	-	307,410
Real estate mortgage – residential	48,128	-	714	-	48,842
Construction - commercial and residential	355,534	31,434	24,338	-	411,306
Home equity	95,960	1,586	423	-	97,969
Other consumer	4,673	46	8	-	4,727
Total	$2,189,681	$87,095	$42,444	$17	$2,319,237

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

The following table presents by class of loan, information related to nonaccrual loans as of the periods ended June 30, 2013, December 31, 2012 and June 30, 2012.

(dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012

Commercial	$6,806	$4,799	$3,961
Investment - commercial real estate	3,266	3,458	3,749
Owner occupied - commercial real estate	2,357	2,578	1,674
Real estate mortgage - residential	790	699	714
Construction - commercial and residential	9,866	18,594	22,347
Home equity	411	513	423
Other consumer	11	43	8
Total nonaccrual loans (1)(2)	$23,507	$30,684	$32,876

(1) Excludes performing troubled debt restructurings (“TDRs”) totaling $14.8 million at June 30, 2013, $15.3 million at December 31, 2012 and $8.8 million at June 30, 2012.

(2) Gross interest income that would have been recorded in 2013 if nonaccrual loans shown above had been current and in accordance with their original terms $348 thousand and $855 thousand, while interest actually recorded on such loans was zero for the three and six months ended June 30, 2013. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents by class, an aging analysis and the recorded investments in loans past due as of June 30, 2013.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans

June 30, 2013
Commercial	$730	$2,175	$6,806	$9,711	$626,912	$636,623
Investment - commercial real estate	7,324	718	3,266	11,308	992,415	1,003,723
Owner occupied - commercial real estate	2,506	4,081	2,357	8,944	302,391	311,335
Real estate mortgage – residential	-	113	790	903	77,910	78,813
Construction - commercial and residential	-	-	9,866	9,866	534,452	544,318
Home equity	456	149	411	1,016	107,549	108,565
Other consumer	-	1	11	12	7,969	7,981
Total	$11,016	$7,237	$23,507	$41,760	$2,649,598	$2,691,358

December 31, 2012
Commercial	$3,784	$598	$4,799	$9,181	$535,889	$545,070
Investment - commercial real estate	1,538	992	3,458	5,988	908,650	914,638
Owner occupied - commercial real estate	369	4,081	2,578	7,028	290,829	297,857
Real estate mortgage – residential	-	107	699	806	61,065	61,871
Construction - commercial and residential	6,276	675	18,594	25,545	536,985	562,530
Home equity	1,150	352	513	2,015	104,829	106,844
Other consumer	-	5	43	48	4,237	4,285
Total	$13,117	$6,810	$30,684	$50,611	$2,442,484	$2,493,095

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

The following table presents by class, information related to impaired loans for the periods ended June 30, 2013, December 31, 2012 and June 30, 2012.

	Unpaid	Recorded	Recorded			Average Recorded		Interest Income
	Contractual	Investment	Investment	Total		Investment		Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

June 30, 2013
Commercial	$10,760	$4,230	$6,530	$10,760	$3,416	$9,377	$9,334	$43	$85
Investment - commercial real estate	5,403	3,819	1,584	5,403	1,040	5,405	5,470	38	75
Owner occupied - commercial	6,438	5,533	905	6,438	1,025	6,444	6,515	43	99
Real estate mortgage – residential	790	790	-	790	-	741	727	-	-
Construction - commercial and residential	14,489	10,828	3,661	14,489	1,396	18,224	19,894	42	84
Home equity	411	38	373	411	317	446	468	-	-
Other consumer	11	1	10	11	10	6	18	-	-
Total	$38,302	$25,239	$13,063	$38,302	$7,204	$40,643	$42,426	$166	$343

December 31, 2012
Commercial	$9,461	$5,767	$3,481	$9,248	$2,158	$8,372	$7,772	$151	$245
Investment - commercial real estate	5,600	3,830	1,770	5,600	1,201	5,695	6,609	38	152
Owner occupied - commercial	6,659	5,602	1,057	6,659	753	4,517	2,746	213	252
Real estate mortgage – residential	699	699	-	699	-	706	714	-	-
Construction - commercial and residential	25,347	14,727	8,508	23,235	3,718	24,859	26,430	63	202
Home equity	513	134	379	513	243	592	534	1	9
Other consumer	43	1	42	43	41	25	17	2	2
Total	$48,322	$30,760	$15,237	$45,997	$8,114	$44,766	$44,822	$468	$862

June 30, 2012
Commercial	$5,961	$1,786	$4,175	$5,961	$1,810	$7,172	$8,346	$3	$46
Investment - commercial real estate	5,891	3,822	2,069	5,891	586	7,523	8,750	37	76
Owner occupied - commercial	1,674	1,263	411	1,674	207	976	744	-	-
Real estate mortgage – residential	714	714	-	714	-	723	829	-	-
Construction - commercial and residential	26,988	15,723	11,265	26,988	3,619	28,001	26,271	41	83
Home equity	423	88	335	423	208	477	526	-	-
Other consumer	8	-	8	8	4	8	8	-	-
Total	$41,659	$23,396	$18,263	$41,659	$6,434	$44,880	$45,474	$81	$205

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

The following table presents the TDR loan modifications by portfolio segment outstanding as of June 30, 2013 and December 31, 2012:

(dollars in thousands)	Number of Contracts	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs

June 30, 2013
Commercial	3	$3,954	$95	$4,049
Investment - commercial real estate	2	2,137	217	2,354
Owner occupied - commercial real estate	1	4,081	-	4,081
Construction - commercial and residential	2	4,623	961	5,584
Total	8	$14,795	$1,273	$16,068

December 31, 2012
Commercial	3	$4,449	$-	$4,449
Investment - commercial real estate	2	2,142	217	2,359
Owner occupied - commercial real estate	1	4,081	-	4,081
Construction - commercial and residential	2	4,641	966	5,607
Total	8	$15,313	$1,183	$16,496

During the first six months of 2013, one performing TDR totaling approximately $500 thousand experienced default on its modified terms. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. This one previously performing TDR was reclassified to nonperforming in the first quarter of 2013. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended June 30, 2013 and June 30, 2012.

Note 5. Net Income per Common Share

The calculation of net income per common share for the six and three months ended June 30, 2013 and 2012 was as follows.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(dollars and shares in thousands, except per share data)	2013	2012	2013	2012
Basic:
Net income available to common shareholders	$22,964	$15,133	$11,533	$7,641
Average common shares outstanding	25,641	22,225	25,742	22,328
Basic net income per common share	$0.90	$0.68	$0.45	$0.34

Diluted:
Net income available to common shareholders	$22,964	$15,133	$11,533	$7,641
Average common shares outstanding	25,641	22,225	25,742	22,328
Adjustment for common share equivalents	593	560	592	560
Average common shares outstanding-diluted	26,234	22,785	26,334	22,888
Diluted net income per common share	$0.88	$0.66	$0.44	$0.33

Anti-dilutive shares	101,466	130,616	95,966	130,616

The Company declared a 10% stock divided payable on June 14, 2013. Per share amounts and the number of outstanding shares for periods ended prior to June 30, 2013 have been adjusted to give effect to the 10% common stock dividend.

Note 6. Stock-Based Compensation

The following discussion includes the effects of changes in stock options and restricted stock shares and exercise prices resulting from the 10% common stock dividend paid on June 14, 2013.

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

The 2006 Plan provides for the issuance of awards of incentive stock options, non-qualifying stock options, restricted stock and stock appreciation rights to selected key employees and members of the Board. As amended, 1,996,500 shares of common stock are subject to issuance pursuant to awards under the 2006 Plan. Stock options and restricted stock awards are made with an exercise price equal to the average of the high and low price of the Company’s shares at the date of grant.

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares on the date of grant. For awards that are performance-based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance-based awards are outstanding at June 30, 2013.

In January 2013, the Company awarded an employee stock options to purchase 3,300 shares which have a ten-year term and vest in five substantially equal installments on the first through fifth anniversary of the date of grant.

In February 2013, the Company awarded 421,425 shares of restricted stock to senior officers, directors and employees. The shares vest in four substantially equal installments beginning on the first anniversary of the date of grant.

In May 2013, the Company awarded 3,025 shares of restricted stock to eight employees. The shares vest in four substantially equal installments beginning on the first anniversary of the date of grant.

Below is a summary of changes in shares pursuant to our equity compensation plans for the six months ended June 30, 2013 and 2012. The information excludes restricted stock units and awards.

	Six Months Ended June 30,
	2013		2012
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning Balance	722,155	$10.18	919,371	$10.23
Issued	3,300	20.03	-	-
Exercised	(89,911)	8.43	(39,818)	11.74
Forfeited	(1,870)	7.88	(1,100)	5.76
Expired	(16,003)	10.79	(31,039)	13.95
Ending Balance	617,671	$10.48	847,414	$10.03

The following summarizes information about stock options outstanding at June 30, 2013. The information excludes restricted stock units and awards.

Outstanding:		Stock Options	Weighted-Average	Weighted-Average Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life
$5.76	$8.00	251,775	$5.80	5.40
$8.01	$10.00	159,638	9.19	0.91
$10.01	$20.00	110,292	12.55	4.28
$20.01	$24.46	95,966	22.54	2.29
		617,671	$10.48	3.56

Exercisable:		Stock Options	Weighted-Average
Range of Exercise Prices		Exercisable	Exercise Price
$5.76	$8.00	151,602	$5.82
$8.01	$10.00	159,638	9.19
$10.01	$20.00	76,615	12.95
$20.01	$24.46	92,666	22.63
		480,521	$11.32

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the six months ended June 30, 2013 and the years ended December 31, 2012 and 2011.

	Six Months Ended	Years Ended December 31,
	June 30, 2013	2012	2011
Expected Volatility	34.12%	36.64%	33.61%	-	36.64%
Weighted-Average Volatility	34.12%	36.64%		35.60%
Expected Dividends	0.0%	0.0%		0.0%
Expected Term (In years)	7.5	7.5	6.0	-	7.5
Risk-Free Rate	1.31%	1.13%		1.82%
Weighted-Average Fair Value (Grant date)	$7.83	$6.35		$4.61

The expected lives are based on the “simplified” method allowed by ASC Topic 718 “Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options was $7.4 million at June 30, 2013. The total intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was $1.1 million and $98 thousand, respectively. The total fair value of stock options vested was $122 thousand and $124 thousand for the six months ended June 30, 2013 and 2012, respectively. Unrecognized stock-based compensation expense related to stock options totaled $207 thousand at June 30, 2013. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.39 years.

The Company has unvested restricted stock award grants of 615,629 shares under the 2006 Plan at June 30, 2013. Unrecognized stock based compensation expense related to restricted stock awards totaled $10.4 million at June 30, 2013. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.36 years. The following table summarizes the unvested restricted stock awards at June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013		2012
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	348,363	$13.79	222,795	$10.61
Issued	424,450	20.64	268,115	15.30
Forfeited	(269)	13.23	(10,397)	10.00
Vested	(156,915)	13.04	(127,506)	11.73
Unvested at End	615,629	$18.71	353,007	$13.79

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At June 30, 2013, the 2011 ESPP had 485,537 shares remaining for issuance.

Included in salaries and employee benefits the Company recognized $1.6 million in stock-based compensation expense for the six months ended June 30, 2013 and 2012, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 7.  Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended June 30, 2013
Net unrealized loss on securities available-for-sale:
Net unrealized loss on securities available-for-sale	$(9,025)	$(3,610)	$(5,415)
Less: Reclassification adjustment for net gains included in net income	-	-	-
Other Comprehensive Income Loss	$(9,025)	$(3,610)	$(5,415)

Three Months Ended June 30, 2012
Net unrealized gain on securities available-for-sale:
Net unrealized gain on securities available-for-sale	$975	$390	$585
Less: Reclassification adjustment for net gains included in net income	(148)	(59)	(89)
Other Comprehensive Income Gain	$827	$331	$496

Six Months Ended June 30, 2013
Net unrealized loss on securities available-for-sale:
Net unrealized loss on securities available-for-sale	$(10,598)	$(4,239)	$(6,359)
Less: Reclassification adjustment for net gains included in net income	(23)	(10)	(13)
Other Comprehensive Income Loss	$(10,621)	$(4,249)	$(6,372)

Six Months Ended June 30, 2012
Net unrealized gain on securities available-for-sale:
Net unrealized gain on securities available-for-sale	$1,165	$466	$699
Less: Reclassification adjustment for net gains included in net income	(301)	(120)	(181)
Other Comprehensive Income Gain	$864	$346	$518

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2013 and 2012.

(dollars in thousands)	Securities Available For Sale	Accumulated Other Comprehensive (Loss) Income

Three Months Ended June 30, 2013
Balance at Beginning of Period	$4,508	$4,508
Other comprehensive (loss) before reclassifications	(5,415)	(5,415)
Amounts reclassified from accumulated other comprehensive income	-	-
Net other comprehensive (loss) during period	(5,415)	(5,415)
Balance at End of Period	$(907)	$(907)

Three Months Ended June 30, 2012
Balance at Beginning of Period	$4,897	$4,897
Other comprehensive income before reclassifications	585	585
Amounts reclassified from accumulated other comprehensive income	(89)	(89)
Net other comprehensive income during period	496	496
Balance at End of Period	$5,393	$5,393

Six Months Ended June 30, 2013
Balance at Beginning of Period	$5,465	$5,465
Other comprehensive (loss) before reclassifications	(6,359)	(6,359)
Amounts reclassified from accumulated other comprehensive income	(13)	(13)
Net other comprehensive (loss) during period	(6,372)	(6,372)
Balance at End of Period	$(907)	$(907)

Six Months Ended June 30, 2012
Balance at Beginning of Period
Balance January 1, 2012	$4,875	$4,875
Other comprehensive income before reclassifications	699	699
Amounts reclassified from accumulated other comprehensive income	(181)	(181)
Net other comprehensive income during period	518	518
Balance at End of Period	$5,393	$5,393

 The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012.

	Amount Reclassified from		Affected Line Item in
Details about Accumulated Other	Accumulated Other		the Statement Where
Comprehensive Income Components (dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three Months Ended June 30,
	2013	2012
Realized gain on sale of investment securities	$-	$148	Gain on sale of investment securities
	-	(59)	Tax Expense
Total Reclassifications for the Period	$-	$89	Net of Tax

	Amount Reclassified from		Affected Line Item in
Details about Accumulated Other	Accumulated Other		the Statement Where
Comprehensive Income Components (dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Six Months Ended June 30,
	2013	2012
Realized gain on sale of investment securities	$23	$301	Gain on sale of investment securities
	(10)	(120)	Tax Expense
Total Reclassifications for the Period	$13	$181	Net of Tax

Note 8.  Fair Value Measurements

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
June 30, 2013
Investment securities available for sale:
U. S. Government agency securities	$-	$39,498	$-	$39,498
Residential mortgage backed securities	-	208,439	-	208,439
Municipal bonds	-	87,469	-	87,469
Other equity investments	138	-	235	373
Residential mortgage loans held for sale	-	104,767	-	104,767
Total assets measured at fair value on a recurring basis as of March 31, 2013	$138	$440,173	$235	$440,546

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2012
Investment securities available for sale:
U. S. Government agency securities	$-	$49,082	$-	$49,082
Residential mortgage backed securities	-	173,083	-	173,083
Municipal bonds	-	77,313	-	77,313
Other equity investments	112	-	230	342
Residential mortgage loans held for sale	-	226,923	-	226,923
Total assets measured at fair value on a recurring basis as of December 31, 2012	$112	$526,401	$230	$526,743

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

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Other Equity Investments
(dollars in thousands)	June 30, 2013	December 31, 2012
Balance, beginning of period	$230	$226
Realized gains included in other noninterest income	5	4
Balance, end of period	$235	$230

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
June 30, 2013
Impaired loans:
Commercial	$-	$1,464	$5,342	$6,806
Investment - commercial real estate	-	1,800	1,466	3,266
Owner occupied - commercial real estate	-	1,452	905	2,357
Real estate mortgage - residential	-	-	790	790
Construction - commercial and residential	-	1,712	8,154	9,866
Home equity	-	386	25	411
Other consumer	-	-	11	11
Other real estate owned	-	8,463	3,750	12,213
Total assets measured at fair value on a nonrecurring basis as of June 30, 2013	$-	$15,277	$20,443	$35,720

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables,” the fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Other earning assets: The fair value of bank owned life insurance is the current cash surrender value which is the carrying value. The carrying amount approximates the fair value of the annuity investments at the reporting date.

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

The estimated fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Assets
Cash and due from banks	$7,765	$7,765	$-	$7,765	$-
Federal funds sold	10,634	10,634	-	10,634	-
Interest bearing deposits with other banks	172,849	172,849	-	172,849	-
Investment securities	335,779	335,779	138	335,406	235

Federal Reserve and Federal Home Loan Bank stock	11,220	11,220	-	11,220	-
Loans held for sale	104,767	104,767	-	104,767	-
Loans	2,691,358	2,729,370	-	6,814	2,722,556
Bank owned life insurance	29,324	29,324		29,324
Other earning assets	10,879	10,879	-	10,879	-
Liabilities
Noninterest bearing deposits	767,808	767,808	-	767,808	-
Interest bearing deposits	2,120,428	2,120,076	-	2,120,076	-
Borrowings	136,627	137,774	-	137,774	-

December 31, 2012
Assets
Cash and due from banks	$7,439	$7,439	$-	$7,439	$-
Federal funds sold	7,852	7,852	-	7,852	-
Interest bearing deposits with other banks	324,043	324,043	-	324,043	-
Investment securities	299,820	299,820	112	299,478	230

Federal Reserve and Federal Home Loan Bank stock	10,694	10,694	-	10,694	-
Loans held for sale	226,923	226,923	-	226,923	-
Loans	2,493,095	2,515,409	-	29,021	2,486,388
Bank owned life insurance	14,135	14,135	-	14,135	-
Liabilities
Noninterest bearing deposits	881,390	881,390	-	881,390	-
Interest bearing deposits	2,015,832	2,017,623	-	2,017,623	-
Borrowings	140,638	142,765	-	142,765	-

Note 9.  Supplemental Executive Retirement Plan

In February 2013, the Compensation Committee authorized Supplemental Executive Retirement and Death Benefit Agreements (the “SERP Agreements”) with each of the Bank's executive officers other than Mr. Paul, which upon the executive’s retirement, will provide for a stated monthly payment for such executive’s lifetime. The retirement benefit is computed as a percentage of each executive’s projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreement provides that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement (b) death, disability and change-in-control shall result in immediate vesting, and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreement further provides for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive’s beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank has elected to finance the retirement benefits by purchasing fixed annuity contracts with three insurance carriers totaling $10.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The annuity contracts accrued $452 thousand of income through June 30, 2013 which is included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts is $10.9 million at June 30, 2013 and is included in Other assets on the Consolidated Balance Sheet. The retirement benefit is derived from the annuities during the participant’s employment. For the six and three months periods ending June 30, 2013 and March 31, 2013 respectively, the Company recorded salary and employee benefit expense of $705 thousand and $432 thousand for this post retirement benefit.

Upon death of an executive, the annuity contract related to such executive terminates. The Bank has purchased $15.0 million of additional Bank Owned Life Insurance contracts which would effectively fund payments to the executives’ named beneficiaries.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of eighteen branch offices, including seven in Montgomery County, Maryland, five in Washington, DC, and six in Northern Virginia.

The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts delivery commitments by the investors to purchase the loans subject to compliance with pre-established investor criteria. The Company generally sells the guaranteed portion of the SBA loans generating noninterest income from the gains on sale, as well as servicing income on the portion participated. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages Other Real Estate Owned (“OREO”) assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through a referral program with a third party. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and/or construction of real estate projects. ECV lending involves higher levels of risk, together with commensurate expected returns.

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

RESULTS OF OPERATIONS

Earnings Summary

For the six months ended June 30, 2013, the Company’s reported net income of $23.2 million, a 51% increase over the $15.4 million for the six months ended June 30, 2012. Net income available to common shareholders was $23.0 million ($0.90 per basic common share and $0.88 per diluted common share), as compared to $15.1 million ($0.68 per basic common share and $0.66 per diluted common share) for the same six month period in 2012, a 52% increase.

For the three months ended June 30, 2013, the Company reported net income of $11.7 million, a 50% increase over the $7.8 million net income for the quarter ended June 30, 2012. Net income available to common shareholders for the quarter ended June 30, 2013 increased 51% to $11.5 million ($0.45 per basic common share and $0.44 per diluted common share), as compared to $7.6 million ($0.34 per basic common share and $0.33 per diluted common share) for the same period in 2012.

Per share amounts for periods ending prior to June 30, 2013 have been adjusted to give effect to the 10% common stock dividend paid on June 14, 2013.

The increase in net income for the six months ended June 30, 2013 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 21% over the same period in 2012 and to improved credit quality from an already favorable position. Net interest income growth in the first six months of 2013 versus 2012 of 17% was due to average earning asset growth, which was also 17%. Noninterest income increased by 45% for the first six months of 2013 compared to same period in 2012.

For the six months ended June 30, 2013, the Company reported an annualized return on average assets (“ROAA”) of 1.40% as compared to 1.08% for the six months of 2012, while the annualized return on average common equity (“ROAE”) was 15.01% in 2013, as compared to 13.66% for the same period in 2012. The higher ROAA and ROAE ratios for the six months of 2013 as compared to 2012 was due primarily to higher noninterest income and improved credit quality and cost management.

For the three months ended June 30, 2013, the Company reported an ROAA of 1.41% as compared to 1.08% for the three months ended June 30, 2012. The ROAE for the quarter ended June 30, 2013 was 14.75%, as compared to 13.52% for the same period in 2012. The increase in these ratios was due primarily to higher noninterest income and improved credit quality and cost management.

While the Company’s earnings are largely dependent on net interest income, which represented 82% of total revenue for the six months ended June 30, 2013 compared to 85% for the same period in 2012, the Company has been successful in diversifying its revenue through noninterest sources over the past twelve months.

While the net interest spread increased by 6 basis points for the first six months in 2013 as compared to 2012, the net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, decreased modestly from 4.25% for the six months ended June 30, 2012 to 4.23% for the six months ended June 30, 2013. This decline was due to average interest rates being lower in 2013 which reduced the value of noninterest sources. Funding costs for both deposits and borrowings declined and more than offset lower yields on average earning assets in the first six months of 2013 as compared to the same period in 2012. Average loan yields declined by 12 basis points (from 5.70% to 5.58%), while average investment yields increased by 10 basis points (from 2.06% to 2.16%). Average earning assets yields were lower by 17 basis points (4.63% versus 4.80%). This decline in average earning asset yields compares to a larger decline of 23 basis points (from 0.83% to 0.60%) in the cost of interest bearing liabilities. A lower mix of average loans as a percentage of total earning assets (from 77% to 76%) and higher average liquidity during the six months ended June 30, 2013, as compared to the same period in 2012, were the primary contributors to the decline in average earning asset yields in the first six months of 2013 versus 2012.

The net interest spread was 4.03% for the six months ended June 30, 2013, as compared to 3.97% for the same period in 2012. The benefit of noninterest sources funding earning assets declined by 8 basis points from 28 basis points to 20 basis points for the six months ended June 30, 2013. The combination of a 6 basis point increase in the net interest spread and an 8 basis point decline in the value of noninterest sources resulted in the 2 basis point decrease in the net interest margin in the first six months of 2013 as compared to the same period in 2012.

The net interest margin declined from 4.39% for the three months ended June 30, 2012 to 4.27% for the three months ended June 30, 2013, a 12 basis point decrease. The average rate on earning assets for the three months ended June 30, 2013 decreased by 24 basis points from 4.89% to 4.65%. Average loan yields declined by 17 basis points (from 5.69% to 5.52%), while the mix of average loans decreased from 79% to 78% of average earning assets. Average investment yields increased by 4 basis points (from 2.10% to 2.14%). The cost of interest bearing liabilities for the three months ended June 30, 2013 as compared to 2012 decreased by 20 basis points from 0.77% to 0.57%, resulting in a decrease in the net interest spread of 4 basis points from 4.12% for the three months ended June 30, 2012 to 4.08% for the three months ended June 30, 2013. The benefit of noninterest sources funding earning assets declined by 8 basis points from 27 basis points to 19 basis points for the three months ended June 30, 2013, due to lower average market interest rates in the second quarter of 2013 versus 2012. The combination of a 4 basis point decrease in the net interest spread and an 8 basis point decline in the value of noninterest sources resulted in the 12 basis point decrease in the net interest margin in the second quarter of 2013 as compared to the same period in 2012.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have declined. This factor has been significant to overall earnings performance in 2013 as net interest income experienced gains of 17% and 12% respectively for the six and three month periods ended June 30, 2013.

In order to fund growth in average loans of 16% over the six months ended June 30, 2013 as compared to the same period in 2012, as well as sustain significant liquidity, the Company has relied primarily upon core deposit growth, but has also utilized increased levels of brokered and wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts and noninterest bearing deposits primarily as a result of effectively building new and enhanced client relationships. Average growth of total deposits was 17% for the six months of 2013 as compared to the same period in 2012. The portion of deposits represented by brokered deposits increased from 16% at June 30, 2012 to 19% at June 30, 2013.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, decreased from 77% of average earning assets in the first six months of 2012 to 76% of average earning assets for the same period in 2013. The higher growth of average funding sources as compared to loans has added average liquidity to the balance sheet for the first six months of 2013 versus 2012 ($322 million versus $193 million). For the first six months of 2013, as compared to the same period in 2012, average loans held for sale, increased $27 million, a 25% increase, due to higher residential mortgage loan refinancing activity. For the first six months of 2013, as compared to the same period in 2012, average loans, excluding loans held for sale, increased $353 million, a 16% increase. The increase in average loans in the six months of 2013 as compared to the first six months of 2012 is primarily attributable to growth in both commercial and industrial, investment commercial real estate and construction loans. As noted above, increases in average deposits in the first six months of 2013, as compared to the first six months of 2012, is attributable to growth in money market accounts and noninterest bearing deposits. Average investment securities for the six month periods ended June 30, 2013 and 2012 amounted to 10% and 12% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale, averaged 14% of average earning assets in the first six months of 2013 as compared to 11% for the same period in 2012, as higher average asset liquidity was maintained.

The provision for credit losses was $5.7 million for the first six months of 2013 as compared to $8.4 million in 2012. The lower provisioning is due to a combination of lower net charge-offs, a lower level of problem loans and a lower level of environmental reserves. For the six months ended June 30, 2013, net charge-offs totaled $3.6 million (0.28% of average loans), excluding loans held for sale, compared to $4.0 million (0.37% of average loans) for the six months ended June 30, 2012. Net charge-offs in the six months ended June 30, 2013 were primarily attributable to charge-offs of commercial and industrial loans ($1.9 million), construction loans ($1.0 million), the unguaranteed portion of SBA loans ($462 thousand), commercial real estate loans ($109 thousand) and home equity and consumer loans ($66 thousand).

The provision for credit losses was $2.4 million for the three months ended June 30, 2013 as compared to $4.4 million for the three months ended June 30, 2012. Net charge-offs of $1.5 million in the second quarter of 2013 represented 0.24% of average loans, excluding loans held for sale, as compared to $2.2 million or 0.40% of average loans, excluding loans held for sale, in the second quarter of 2012. Net charge-offs in the second quarter of 2013 were primarily attributable to commercial and industrial loans ($985 thousand), construction loans ($322 thousand) and the unguaranteed portion of SBA loans ($223 thousand). The lower provisioning in the second quarter of 2013, as compared to the second quarter of 2012, is due to a combination of lower net charge-offs, a lower level of problem loans and a lower level of environmental reserves.

At June 30, 2013, the allowance for credit losses represented 1.47% of loans outstanding, as compared to 1.50% at December 31, 2012, and 1.47% at June 30, 2012. The allowance for credit losses was 169% of nonperforming loans at June 30, 2013, as compared to 122% at December 31, 2012, and 104% at June 30, 2012. The decrease in the allowance for credit losses as a percentage of loans at June 30, 2013 as compared to March 31, 2013 is due to increased loan growth, which receives lower allocations, a lower environmental reserve and overall improved credit quality at June 31, 2013.

Total noninterest income for the first six months of 2013 was $15.2 million compared to $10.5 million in 2012, an increase of 45%. This increase was due primarily to a $2.5 million increase in gains realized on the sale of residential loans and a $1.2 million increase in gains realized on the sale of SBA loans. Service charges on deposit accounts increased $322 thousand in 2013 as compared to 2012, a 17% increase. Other noninterest income increased by $990 thousand due primarily to increased loan related fees and income from annuity contracts. Investment gains were $23 thousand in 2013 and $301 thousand in 2012. Excluding investment securities gains, total noninterest income was $15.2 million for the six months of 2013, as compared to $10.2 million for 2012, a 49% increase, representing 18% of total revenue for the first six months of 2013 as compared to 15% in the first six months of 2012.

Total noninterest income for the three months ended June 30, 2013 increased to $7.1 million from $4.4 million for the three months ended June 30, 2012, a 59% increase. This increase was due primarily to an increase in gains realized on sales of residential mortgage loans ($735 thousand) and increased gains realized on the sale of SBA loans ($1.4 million). Other income increased $574 thousand in the second quarter of 2013 as compared to the second quarter of 2012, an 85% increase due substantially to higher loan fee income and income from annuity contracts. There were no investment securities gains for the second quarter of 2013, as compared to investment gains of $148 thousand for the second quarter of 2012. Excluding investment securities gains, total noninterest income was $7.1 million for the second quarter of 2013, as compared to $4.3 million for the second quarter of 2012, an increase of 65%.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, improved to 48.94% for the six months of 2013, as compared to 53.06% for the same period of 2012. Total noninterest expenses were $41.4 million for the first six months of 2013, as compared to $37.1 million for 2012, a 12% increase. Cost increases for salaries and benefits were $1.8 million primarily due to higher salaries, incentive compensation and benefits increase, and staffing increases resulting primarily from additional lending, residential mortgage and new branches personnel. Premises and equipment expenses were $748 thousand higher due primarily to the cost of three new branch offices and normal increases in leasing costs. Data processing costs increased by $863 thousand due to system infrastructure enhancements and expanded customer transaction costs. Decreases in legal and professional fees of $640 thousand were due primarily to a decrease in collection costs related to problem loans. FDIC insurance premiums were $128 thousand higher due to growth in total assets. Other expenses increased for the first six months of 2013 versus 2012 by $1.5 million, due primarily to establishing a reserve for other losses and OREO related costs.

Total noninterest expenses totaled $20.7 million for the three months ended June 30, 2013, as compared to $18.5 million for the three months ended June 30, 2012, a 12% increase. Cost increases for salaries and benefits were $1.0 million, due to staffing increases primarily as a result of growth since June 30, 2012 in residential lending, as well as additional commercial lending and bank administration personnel merit and benefit cost increases, and increases in incentive pay. Premises and equipment expenses were $458 thousand higher, due to the cost of two new branch offices and normal increases in leasing costs. Data processing expenses increased by $580 thousand due to infrastructure enhancements and expanded customer transaction costs. Decreases in legal and professional fees of $432 thousand were due to a decrease in collection costs related to problem loans. The increase in other expenses of $624 thousand was due primarily to costs related to OREO properties and other losses. The efficiency ratio improved to 49.33% for the second quarter of 2013, as compared to 52.28% for the second quarter of 2012.

The ratio of common equity to total assets increased from 7.89% at June 30, 2012 to 9.17% at June 30, 2013 due primarily to strong earnings and successful capital raises. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first six months of 2013, net interest income increased 17% over the same period for 2012. Average loans increased $353 million and average deposits increased by $416 million. The net interest margin was 4.23% for the six months of 2013, as compared to 4.25% for the six months of 2012. The Company has been able to maintain its loan yields in 2013 close to 2012 levels due to loan pricing practices, and has been able to reduce its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable to peer banking companies.

Net interest income increased 12% for the three months ended June 30, 2013 over the same period for 2012. Average loans increased $311 million and average deposits increased by $362 million. For the three months ended June 30, 2013 the net interest margin was 4.27% as compared to 4.39% for the three months ended June 30, 2012.

The tables below presents the average balances and rates of the various categories of the Company’s assets and liabilities for the three and six months ended June 30, 2013 and 2012. Included in the tables is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$282,704	$173	0.25%	$129,537	$78	0.25%
Loans held for sale (1)	91,781	783	3.41%	95,734	872	3.64%
Loans (1) (2)	2,557,811	35,215	5.52%	2,246,644	31,761	5.69%
Investment securities available for sale (2)	339,118	1,811	2.14%	353,572	1,850	2.10%
Federal funds sold	7,620	3	0.16%	19,004	14	0.30%
Total interest earning assets	3,279,034	37,985	4.65%	2,844,491	34,575	4.89%

Total noninterest earning assets	91,671			76,020
Less: allowance for credit losses	39,028			32,323
Total noninterest earning assets	52,643			43,697
TOTAL ASSETS	$3,331,677			$2,888,188

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$103,655	$70	0.27%	$78,321	$61	0.31%
Savings and money market	1,449,457	1,314	0.36%	1,130,642	1,361	0.48%
Time deposits	499,950	1,254	1.01%	489,386	1,518	1.25%
Total interest bearing deposits	2,053,062	2,638	0.52%	1,698,349	2,940	0.70%
Customer repurchase agreements	97,944	64	0.26%	101,240	86	0.34%
Other short-term borrowings	93	-	-	104	-	-
Long-term borrowings	39,300	419	4.22%	49,300	535	4.29%
Total interest bearing liabilities	2,190,399	3,121	0.57%	1,848,993	3,561	0.77%

Noninterest bearing liabilities:
Noninterest bearing demand	756,971			749,636
Other liabilities	14,005			5,519
Total noninterest bearing liabilities	770,976			755,155

Shareholders’ equity	370,302			284,040
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,331,677			$2,888,188

Net interest income		$34,864			$31,014
Net interest spread			4.08%			4.12%
Net interest margin			4.27%			4.39%

(1) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.8 million and $1.2 million for the three months ended June 30, 2013 and 2012, respectively.

(2) Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$314,381	$382	0.25%	$174,263	$215	0.25%
Loans held for sale (1)	135,386	2,268	3.35%	107,916	1,943	3.60%
Loans (1) (2)	2,519,549	69,754	5.58%	2,166,578	61,413	5.70%
Investment securities available for sale (2)	327,997	3,507	2.16%	346,798	3,544	2.06%
Federal funds sold	8,023	7	0.18%	19,063	28	0.30%
Total interest earning assets	3,305,336	75,918	4.63%	2,814,618	67,143	4.80%

Total noninterest earning assets	88,047			75,978
Less: allowance for credit losses	38,492			31,156
Total noninterest earning assets	49,555			44,822
TOTAL ASSETS	$3,354,891			$2,859,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$104,223	$153	0.30%	$77,583	$131	0.34%
Savings and money market	1,435,325	2,840	0.40%	1,110,134	3,033	0.55%
Time deposits	512,165	2,585	1.02%	513,964	3,244	1.27%
Total interest bearing deposits	2,051,713	5,578	0.55%	1,701,681	6,408	0.76%
Customer repurchase agreements	96,985	133	0.28%	102,584	182	0.36%
Other short-term borrowings	47	-	-	52	-	-
Long-term borrowings	39,300	834	4.22%	49,300	1,069	4.29%
Total interest bearing liabilities	2,188,045	6,545	0.60%	1,853,617	7,659	0.83%

Noninterest bearing liabilities:
Noninterest bearing demand	785,307			719,018
Other liabilities	16,430			7,323
Total noninterest bearing liabilities	801,737			726,341

Shareholders’ equity	365,109			279,482
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,354,891			$2,859,440

Net interest income		$69,373			$59,484
Net interest spread			4.03%			3.97%
Net interest margin			4.23%			4.25%

(1) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.7 million and $2.0 million for the six months ended June 30, 2012 and 2011, respectively.

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

During the first six months of 2013, the allowance for credit losses increased $2.1 million, reflecting $5.7 million in provision for credit losses and $3.6 million in net charge-offs during the period. The provision for credit losses was $5.7 million for the six months ended June 30, 2013 as compared to $8.4 million for the six months ended June 30, 2012. At June 30, 2013, the allowance for credit losses represented 1.47% of loans outstanding, compared to 1.50% at December 31, 2012 and 1.47% at June 30, 2012. The lower provisioning in the first six months of 2013, as compared to the first six months of 2012, is due to a combination of lower net charge-offs, a lower level of problem loans and a lower level of environmental reserves. Net charge-offs of $3.6 million represented 0.28% of average loans, excluding loans held for sale, in the first six months of 2013, as compared to $4.0 million or 0.37% of average loans, excluding loans held for sale, for the same period of 2012.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
Balance at beginning of year	$37,492	$29,653
Charge-offs:
Commercial	2,414	1,761
Investment - commercial real estate	109	1,189
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	300
Construction - commercial and residential	1,710	990
Construction - C&I (owner occupied)	-	-
Home equity	29	261
Other consumer	52	9
Total charge-offs	4,314	4,510

Recoveries:
Commercial	50	28
Investment - commercial real estate	-	18
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	-
Construction - commercial and residential	675	474
Construction - C&I (owner occupied)	-	-
Home equity	9	1
Other consumer	6	2
Total recoveries	740	523
Net charge-offs	3,574	3,987

Additions charged to operations	5,722	8,413
Balance at end of period	$39,640	$34,079

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.28%	0.37%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	June 30, 2013		December 31, 2012		June 30, 2012
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$12,177	24%	$9,412	22%	$8,878	23%
Investment - commercial real estate	9,615	37%	9,148	37%	8,720	40%
Owner occupied - commercial real estate	3,024	12%	2,781	12%	2,390	14%
Real estate mortgage - residential	942	3%	659	3%	-	2%
Construction - commercial and residential	11,126	19%	12,671	21%	12,165	17%
Construction - C&I (owner occupied)	622	1%	720	1%	319	-
Home equity	1,765	4%	1,730	4%	1,433	4%
Other consumer	369	-	371	-	174	-
Unallocated	-	-	-	-	-	-
Total loans	$39,640	100%	$37,492	100%	$34,079	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings (“TDRs”) and other real estate owned, totaled $35.7 million at June 30, 2013, representing 1.05% of total assets, as compared to $36.0 million of nonperforming assets, or 1.06% of total assets, at December 31, 2012 and $37.3 million of nonperforming assets, or 1.26% of total assets, at June 30, 2012. The Company had no accruing loans 90 days or more past due at June 30, 2013, December 31, 2012 or June 30, 2012. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.47% of total loans at June 30, 2013, is adequate to absorb potential credit losses within the loan portfolio at that date.

Included in nonperforming assets are loans that the Company considers to be impaired. Impaired loans are defined as those as to which we believe it is probable that we will not collect all amounts due according to the contractual terms of the loan agreement, as well as those loans whose terms have been modified in a TDR that have not shown a period of performance as required under applicable accounting standards. Valuation allowances for those loans determined to be impaired are evaluated in accordance with ASC Topic 310—“Receivables,” and updated quarterly. For collateral dependent impaired loans, the carrying amount of the loan is determined by current appraised value less estimated costs to sell the underlying collateral, which may be adjusted downward under certain circumstances for actual events and/or changes in market conditions. For example, current average actual selling prices less average actual closing costs on an impaired multi-unit real estate project may indicate the need for an adjustment in the appraised valuation of the project, which in turn could increase the associated ASC Topic 310 specific reserve for the loan. Generally, all appraisals associated with impaired loans are updated on a not less than annual basis.

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had eight TDRs totaling $16.1 million at June 30, 2013, of which five loans totaling approximately $14.8 million were performing TDRs. During the six months of 2013, there was one default during the first quarter totaling approximately $495 thousand on a restructured loan, as compared to the first six months of 2012, when two TDRs totaling approximately $1.2 million defaulted on their restructured loans.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  The one nonperforming TDR was reclassified to nonperforming loans as of June 30, 2013. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the six months ended June 30, 2013 and June 30, 2012.

Total nonperforming loans amounted to $23.5 million at June 30, 2013 (0.87% of total loans), compared to $30.7 million at December 31, 2012 (1.23% of total loans) and $32.9 million at June 30, 2012 (1.42% of total loans). The decrease in the ratio of nonperforming loans to total loans at June 30, 2013 as compared to June 30, 2012, is due to both a decrease in the amount of nonperforming loans and to an increase in the total loan portfolio.

Included in nonperforming assets at June 30, 2013 were $12.2 million of OREO, consisting of twelve foreclosed properties. The Company had eleven foreclosed properties with a net carrying value of $5.3 million at December 31, 2012 and nine foreclosed properties with a net carrying value of $4.4 million at June 30, 2012. OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first six months of 2013, four foreclosed properties with a net carrying value of $2.7 million were sold for a net loss of $458 thousand. The majority of the increase in OREO at June 30, 2013, is due to the migration from nonperforming loans.

The following table shows the amounts of nonperforming assets at the dates indicated.

	June 30,		December 31, 2012
(dollars in thousands)	2013	2012	2012
Nonaccrual Loans:
Commercial	$6,806	$3,961	$4,799
Investment - commercial real estate	3,266	3,749	3,458
Owner occupied - commercial real estate	2,357	1,674	2,578
Real estate mortgage - residential	790	714	699
Construction - commercial and residential	9,866	22,347	18,594
Construction - C&I (owner occupied)	-	-	-
Home equity	411	423	513
Other consumer	11	8	43
Accrual loans-past due 90 days:
Commercial	-	-	-
Investment - commercial real estate	-	-	-
Other consumer	-	-	-
Total nonperforming loans (1)	23,507	32,876	30,684
Other real estate owned	12,213	4,438	5,299
Total nonperforming assets	$35,720	$37,314	$35,983

Coverage ratio, allowance for credit losses to total nonperforming loans	168.63%	103.66%	122.19%
Ratio of nonperforming loans to total loans	0.87%	1.42%	1.23%
Ratio of nonperforming assets to total assets	1.05%	1.26%	1.06%

(1) Excludes performing TDRs totaling $14.8 million at June 30, 2013, $15.3 million at December 31, 2012 and $8.8 million at June 30, 2012.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At June 30, 2013, there were $27.3 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $27.3 million in potential problem loans at June 30, 2013 compared to $42.4 million at December 31, 2012, and $9.6 million at June 30, 2012.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance (“BOLI”) and other income.

Total noninterest income for the first six months of 2013 was $15.2 million compared to $10.5 million in 2012, an increase of 45%. This increase was due primarily to a $2.5 million increase in gains realized on the sale of residential loans and a $1.2 million increase in gains realized on the sale of SBA loans. Service charges on deposit accounts increased $322 thousand in 2013 as compared to 2012, a 17% increase. Other noninterest income increased by $990 thousand due primarily to increased loan related fees and income from annuity contracts. Investment gains were $23 thousand in 2013 and $301 thousand in 2012. Excluding investment securities gains, total noninterest income was $15.2 million for the six months of 2013, as compared to $10.2 million for 2012, a 49% increase, representing 18% of total revenue for the first six months of 2013 as compared to 15% in the first six months of 2012.

Total noninterest income for the three months ended June 30, 2013 increased to $7.1 million from $4.4 million for the three months ended June 30, 2012, a 59% increase. This increase was due primarily to an increase in gains realized on sales of residential mortgage loans ($735 thousand) and increased gains realized on the sale of SBA loans ($1.4 million) in the second quarter of 2013 as compared to the second quarter of 2012. Other income increased $574 thousand in the second quarter of 2013 as compared to the second quarter of 2012, an 85% increase due substantially to higher loan fee income and income from annuity contracts. There were no investment securities gains for the second quarter of 2013, as compared to investment gains of $148 thousand for the second quarter of 2012. Excluding investment securities gains, total noninterest income was $7.1 million for the second quarter of 2013, as compared to $4.3 million for the second quarter of 2012, an increase of 65%.

For the six months ended June 30, 2013, service charges on deposit accounts increased to $2.2 million from $1.9 million in the same period in 2012, an increase of 17%. For the three months ended June 30, 2013, service charges on deposit accounts increased $16 thousand, an increase of 2% from the same three month period in 2012. The increase for the six and three month periods was due to growth in the number of accounts and fees collected related to surety bonds purchased to provide additional coverage to certain depositors following the expiration of unlimited noninterest bearing deposit insurance coverage.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $9.0 million for the six months ended June 30, 2013 compared to $6.5 million in the same period in 2012, due to the continued expansion of the residential mortgage origination and sales division and to higher refinancing volume due to lower market interest rates. For the three months ended June 30, 2013 and 2012 gains on the sales of residential mortgages were $3.3 million and $2.6 million, respectively. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the six months ended June 30, 2013. The reserve amounted to $166 thousand at June 30, 2013 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its current practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $1.5 million and $1.4 million for the six and three months ended June 30, 2013 compared to $258 thousand and none for the same six and three month periods in 2012. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Other income totaled $2.3 million for the six months ended June 30, 2013 as compared to $1.3 million for the same period in 2012, an increase of 75%. ATM fees increased from $467 thousand for the six months ended June 30, 2012 to $513 thousand for the same period in 2013, a 10% increase. SBA servicing fees decreased from $113 thousand for the six months ended June 30, 2012 to $12 thousand for the same period in 2013, a 90% decrease. Noninterest loan fees increased from $509 thousand for the six months ended June 30, 2012 to $1.2 million for the same period in 2013, a 145% increase. Other noninterest fee income was $538 thousand for the six months ended June 30, 2013 compared to $231 thousand for the same period in 2012, a 133% increase.

Other income totaled $1.3 million for the three months ended June 30, 2013 as compared to $677 thousand for the same period in 2012, an increase of 85%. ATM fees increased from $251 thousand for the three months ended June 30, 2012 to $276 thousand for the same period in 2013, a 10% increase. SBA servicing fees for the three months ended June 30, 2013 decreased by $59 thousand from $45 thousand for the three months ended June 30, 2012, a 131% decrease. Noninterest loan fees increased from $254 thousand for the three months ended June 30, 2012 to $559 thousand for the same period in 2013, a 120% increase. Other noninterest fee income was $429 thousand for the three months ended June 30, 2013 compared to $127 thousand for the same period in 2012, a 238% increase.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expenses were $41.4 million for the six months ended June 30, 2013, as compared to $37.1 million for the six months ended June 30, 2012, a 12% increase. Total noninterest expenses were $20.7 million for the three months ended June 30, 2013, as compared to $18.5 million for the three months ended June 30, 2012, a 12% increase.

Salaries and employee benefits were $22.5 million for the six months ended June 30, 2013, as compared to $20.7 million for 2012, a 9% increase. Salaries and employee benefits were $11.3 million for the three months ended June 30, 2013, as compared to $10.3 million for 2012, a 10% increase. Cost increases for salaries and benefits for both the six and three month periods was primarily due to salaries, incentive compensation and benefits increases, including staffing increases resulting from additional lending and new branches personnel. At June 30, 2013, the Company’s full time equivalent staff numbered 386, as compared to 393 at December 31, 2012 and 380 at June 30, 2012.

Premises and equipment expenses amounted to $5.7 million for the six months ended June 30, 2013 as compared to $5.0 million for the same period in 2012, a 15% increase. Premises and equipment expenses amounted to $2.9 million for the three months ended June 30, 2013 as compared to $2.5 million for the same period in 2012, a 19% increase. For both the six and three month periods premises and equipment expenses were higher due primarily to the cost of new branch offices, normal increases in leasing costs and the acceleration of amortization for leasehold improvements. Additionally, for the six and three months ended June 30, 2013, the Company recognized $29 thousand and $8 thousand of sublease revenue as compared to $47 thousand and $24 thousand for the same period in 2012. The sublease revenue is a direct offset of premises and equipment expenses.

Marketing and advertising expenses decreased from $843 thousand for the six months ended June 30, 2012 to $741 thousand for the same period in 2013, a 12% decrease. Marketing and advertising expenses decreased from $557 thousand for the three months ended June 30, 2012 to $394 thousand for the same period in 2013, a 29% decrease.  The primary reason for the decrease in both the six and three month periods were due primarily to the timing of this year’s annual marketing event scheduled for the third quarter.

Data processing expenses increased from $2.2 million for the six months ended June 30, 2012 to $3.1 million in the same period in 2013, a 39% increase. Data processing expenses increased from $951 thousand for the three months ended June 30, 2012 to $1.5 million in the same period in 2013, a 61% increase. The increase in expense for both the six and three month periods was due to infrastructure enhancements and expanded customer transaction costs.

Legal, accounting and professional fees decreased from $2.2 million for the six months ended June 30, 2012 to $1.6 million in the same period in 2013, a 29% decrease. Legal, accounting and professional fees decreased from $1.1 million for the three months ended June 30, 2012 to $709 thousand in the same period in 2013, a 38% decrease. The decrease in expense for both the six and three month periods were primarily due to the decline in collection costs related to the resolution of problem loans.

FDIC insurance premiums were $1.2 million for the six months ended June 30, 2013, as compared to $1.1 million in 2012, a 12% increase. FDIC insurance premiums were $614 thousand for the three months ended June 30, 2013, as compared to $579 thousand in 2012, a 6% increase. The increase for both the six and three month periods were due to the increase in average assets, which is a key driver in calculating the amount of insurance premiums.

For the six months ended June 30, 2013, other expenses amounted to $6.5 million as compared to $5.0 million for the same period in 2012, an increase of 29%. For the three months ended June 30, 2013, other expenses amounted to $3.2 million as compared to $2.6 million for the same period in 2012, an increase of 25%. The major components of cost in this category include regulatory assessments, deposit fees, OREO expenses and other losses. The increase for the six month period ended June 30, 2013 compared to the same period in 2012, was primarily due to an increase of $750 thousand related to establishing a reserve for other losses and $626 thousand OREO related costs. The increase for the three month period ended June 30, 2013 compared to the same period in 2012 was primarily due to $482 thousand of other losses and $625 thousand of OREO related costs.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 37.9% for the six months ended June 30, 2013 as compared to 36.9% for the same period in 2012. For the second quarter of 2012 the effective tax rate was 38.2% compared to 37.6% for the same period in 2012. The higher effective tax rate for the six and three month periods ended June 30, 2013 relates to a higher marginal tax rate resulting from a higher level of taxable income relative to income exempt from taxation.

FINANCIAL CONDITION

Summary

At June 30, 2013, total assets were $3.41 billion, compared to $2.96 billion at June 30, 2012, a 15% increase. As compared to December 31, 2012, total assets at June 30, 2013 increased by $1 million, due substantially to the loss of one large deposit relationship of $130 million in March 2013, which was related to the expiration of the TAG program. Total loans (excluding loans held for sale) were $2.69 billion at June 30, 2013 compared to $2.32 billion at June 30, 2012, a 16% increase. As compared to December 31, 2012, total loans at June 30, 2013 increased by $198 million, an 8% increase. Total deposits were $2.89 billion at June 30, 2013, compared to deposits of $2.51 billion at June 30, 2012, a 15% increase. As compared to December 31, 2012, total deposits at June 30, 2013 decreased by $9 million, net of the loss of a $130 million relationship noted above. Loans held for sale amounted to $104.8 million at June 30, 2013 as compared to $102.8 million at June 30, 2012, a 2% increase. As compared to December 31, 2012 loans held for sale decreased by $122 million, a 54% decrease. The investment portfolio totaled $335.8 million at June 30, 2013, a 1% decrease from the $338.9 million balance at June 30, 2012. As compared to December 31, 2012, the investment portfolio at June 30, 2013 increased by $36.0 million, a 12% increase. Total borrowed funds (excluding customer repurchase agreements) were $39.3 million at June 30, 2013 compared to $49.3 million at June 30, 2012, a 20% decrease due to the early payoff of Federal Home Loan Bank advances. As compared to December 31, 2012, total borrowed funds at June 30, 2013 remained the same at $39.3 million. Total shareholders’ equity increased to $369.4 million at June 30, 2013, compared to $290.3 million and $350.0 million at June 30, 2012 and December 31, 2012, respectively, reflecting both capital raising activities during 2012 and growth in retained earnings.

Loans, net of amortized deferred fees and costs, at June 30, 2013, December 31, 2012 and June 30, 2012 by major category are summarized below.

	June 30, 2013		December 31, 2012		June 30, 2012
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$636,623	24%	$545,070	22%	$516,493	23%
Investment - commercial real estate (1)	1,003,723	37%	914,638	37%	932,490	40%
Owner occupied - commercial real estate	311,335	12%	297,857	12%	307,410	14%
Real estate mortgage - residential	78,813	3%	61,871	3%	48,842	2%
Construction - commercial and residential (1)	515,511	19%	533,722	21%	400,805	17%
Construction - C&I (owner occupied) (1)	28,807	1%	28,808	1%	10,501	-
Home equity	108,565	4%	106,844	4%	97,969	4%
Other consumer	7,981	-	4,285	-	4,727	-
Total loans	2,691,358	100%	2,493,095	100%	2,319,237	100%
Less: Allowance for Credit Losses	(39,640)		(37,492)		(34,079)
Net loans	$2,651,718		$2,455,603		$2,285,158

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

Loans outstanding reached $2.69 billion at June 30, 2013, an increase of $198 million or 8% as compared to $2.50 billion at December 31, 2012, and increased $372 million or 16% as compared to $2.32 billion at June 30, 2012. Competition for quality loans remains significant in the market. The loan growth in the first six months of 2013 was predominantly in the commercial segments of the portfolio. Commercial real estate in the Bank’s market area has remained solid, with values generally stable to increasing. Well located multi-family properties in a number of sub-markets within the Bank’s market area are experiencing stable to declining vacancy rates. Construction loans increased year over year as demand for new construction loans has increased, and the Bank is selectively evaluating projects.

The Bank has a significant concentration in real estate in its loan portfolio, with 3% in residential mortgages, 13% in owner occupied commercial mortgages and construction loans, and 56% in investment commercial real estate and construction commercial and residential loans. Real estate also serves as collateral for loans made for other purposes, resulting in 80% of loans being secured by real estate.

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, and savings accounts. Additionally, the Bank obtains certificates of deposits from the local market areas surrounding the Bank’s offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and Promontory Interfinancial Network, LLC.

For the six months ended June 30, 2013, noninterest bearing deposits decreased $114 million as compared to December 31, 2012, while interest bearing deposits increased by $105 million during the same period. As earlier noted, a large noninterest bearing trustee deposit relationship (which amounted to approximately $130 million) was withdrawn in the quarter ended March 31, 2013, related directly to expiration of unlimited deposit insurance after December 31, 2012. Average total deposits for the six months of 2013 were $2.84 billion, as compared to $2.42 billion for the same period in 2012, a 17% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits. At June 30, 2013, total deposits included $450.1 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 16% of total deposits. At December 31, 2012, total deposits (excluding the CDARS and ICS two-way) included $474.2 million of brokered deposits, which represented 16% of total deposits. The CDARS and ICS two-way component represented $107.1 million, or 4% of total deposits and $92.5 million or 3% of total deposits at June 30, 2013 and December 31, 2012, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank.

At June 30, 2013, the Company had $767.8 million in noninterest bearing demand deposits, representing 27% of total deposits. This compared to $881.4 million of these deposits at December 31, 2012 or 30% of total deposits, the significant decline being due substantially to the loss of the $130 million trustee account noted above. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $97.3 million at June 30, 2013 compared to $101.3 million at December 31, 2012. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at June 30, 2013 and December 31, 2012. The Bank had $30.0 million of borrowings outstanding under its credit facility from the FHLB at June 30, 2013 and December 31, 2012. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential and commercial mortgage and home equity loan portfolios.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $40 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at June 30, 2013 or December 31, 2012. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company has issued an aggregate of $9.3 million of subordinated notes, due 2016. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $40 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at June 30, 2013. Additionally, the Bank can purchase up to $127.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at June 30, 2013 and can obtain unsecured funds under one-way CDARS brokered deposits in the amount of $508.8 million, against which there was $7.7 million outstanding at June 30, 2013. The Bank has a commitment at June 30, 2013 from the Promontory Interfinancial Network to place up to $300.0 million of brokered deposits from its Insured Network Deposit (“IND”) program with the Bank in amounts requested by the Bank, as compared to an actual balance of $141.5 million at June 30, 2013. At June 30, 2013, the Bank was also eligible to make advances from the FHLB up to $407.1 million based on collateral at the FHLB, of which $30.0 million was outstanding at June 30, 2013. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $307.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated, except for periodic testing, that this facility would be utilized for contingency funding only.

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

At June 30, 2013, under the Bank’s liquidity formula, it had $1.55 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at June 30, 2013 are as follows:

(dollars in thousands)
Unfunded loan commitments	$956,031
Unfunded lines of credit	77,901
Letters of credit	67,005
Total	$1,100,937

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

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives. During the three months ended June 30, 2013, the Company was able to both manage its net interest income to a reasonable level and sustain its overall interest rate risk position.

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to (I) manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should rates remain at current levels and (II) to mitigate extension risk should rates increase. Additionally, the percentage mix of municipal securities has been increased to 26%. In the second quarter of 2013, the investment portfolio balance increased as higher average liquidity was deployed to these assets. The mix of the portfolio was shifted to higher percentages of both structured government guaranteed mortgaged backed securities and high quality municipal securities. The duration of the investment portfolio increased to 4.3 years at June 30, 2013 from 3.8 years at December 31, 2012, due substantially to a higher mix of municipal securities.

In the loan portfolio, the re-pricing duration was 25 months at both June 30, 2013, and December 31, 2012, with fixed rate loans amounting to 42% of total loans at June 30, 2013, as compared to 43% at December 31, 2012 and June 30, 2012, and variable and adjustable rate loans comprising 58% of total loans at June 30, 2013, as compared to 57% at December 31, 2012 and June 30, 2012. Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, the duration of the portfolio was 21 months at June 30, 2013, as compared to 26 months at December 31, 2012 and 24 months at June 30, 2012. The change since December 31, 2012 was due substantially to updating a decay rate analysis for non-maturing deposits. The growth of core deposits, which enhance franchise value and provide a stable funding source, added average liquidity and enhanced asset sensitivity to the balance sheet at June 30, 2013 as compared to June 30, 2012. Excluding the one trustee relationship lost after the expiration of unlimited deposit insurance in the first quarter, the Company experienced core deposit growth of $121 million in the six months ended June 30, 2013.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans has been increasing. A disciplined approach to loan pricing, together with loans floors existing in 51% of total loans (at June 30, 2013), has resulted in less pressure on loan yields over the past twelve months, as average loan yields have declined by just 17 basis points in the second quarter of 2013 as compared to the second quarter in 2012. Subject to floor interest rates, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized loss before tax on the investment portfolio was $1.5 million at June 30, 2013 as compared to a net unrealized gain of $9.1 million at December 31, 2012, with $23 thousand of realized net gains recorded during the six months ended June 30, 2013, with no net gains or losses during the quarter ended June 30, 2013. The net unrealized loss on the investment portfolio was due primarily to an increase in interest rates in the later half of the second quarter of 2013 which reduced significantly the fair market value of the portfolio. The three year U.S. Treasury rate increased by 30 basis points (84%) from March 31, 2013 to June 30, 2013 while the five year U.S. Treasury rate increased by 63 basis points or (82%) and the ten year U.S. Treasury rate increased by 63 basis points (34%) from 1.86% at March 31, 2013 to 2.49% at June 30, 2013.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from June 30, 2013. In addition to, analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at June 30, 2013, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at June 30, 2013 shows a moderate effect on net interest income (over the next 12 months) as well as to the economic value of equity when interest rates are shocked both down 100, and 200 basis points and up 100, 200, 300, and 400 basis points due substantially to the significant level of variable rate and repriceable assets and liabilities. The repricing duration of the investment portfolio at June 30, 2013 is 4.3 years, the loan portfolio 2.1 years, the interest bearing deposit portfolio 1.8 years and the borrowed funds portfolio 1.3 years.

The following table reflects the result of simulation analysis on the June 30, 2013 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+5.2%	+1.3%	-12.5%
+300	+2.6%	-2.4%	-10.1%
+200	+0.0%	-6.0%	-7.6%
+100	-1.3%	-7.3%	-4.4%
0	-	-	-
-100	-3.3%	-6.1%	-3.9%
-200	-6.1%	-11.4%	-8.6%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 20% for a 300 basis point change and 25% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at June 30, 2013 are not considered to be excessive. The negative impact of -1.3% in net interest income and -7.3% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio.

For the analysis at June 30, 2013 as compared to December 31, 2012, the Company shortened its assumption of the duration of demand deposit and money market accounts based on analysis of more recent experience. Additionally, the analysis at June 30, 2013 as compared to December 31, 2012 increased the discount rate used to value demand deposits to better assess the higher operating cost factor of these type deposits. The impact of these assumption changes is to lower the core deposit value, which negatively impacts the market value of equity.

In the second quarter of 2013, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the lower level of asset liquidity at June 30, 2013 as compared to December 31, 2012, and accounting for the assumption changes in the analysis noted above, the interest rate risk position at June 30, 2013 was similar to the interest rate risk position at December 31, 2012. As compared to December 31, 2012, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale declined by $270 million at June 30, 2013.

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

During the second quarter of 2013, average market interest rates increased as compared to the second quarter of 2012 and the yield curve steepened. The average two year U.S. Treasury rate declined by 2 basis points from 0.28% to 0.26%, the average five year U.S. Treasury rate increased by 12 basis points from 0.78% to 0.90% and the average ten year U.S. Treasury rate increased by 17 basis points from 1.80% to 1.97%. In that environment, the Company was able to maintain its net interest spread for the second quarter of 2013 at 4.08% compared to 4.12% for the second quarter of 2012. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2012’s second quarter has been consistent with its risk analysis at December 31, 2012.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 83% of the Company’s revenue for the second quarter of 2013, as compared to 87% of the Company’s revenue for the second quarter of 2012.

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

At June 30, 2013, the Company had a positive GAP position of approximately $328 million or 9.6% of total assets out to three months and a positive cumulative GAP position of $385 million or 11.3% of total assets out to 12 months; as compared to a positive GAP position of approximately $542 million or 15.9% of total assets out to three months and a positive cumulative GAP position of approximately $560 million or 16.4% out to 12 months at December 31, 2012. The change in the positive GAP position at June, 2013, as compared to December 2012, was due substantially to the lower amount of asset liquidity on the balance sheet. The change in the GAP position at June 30, 2013 as compared to December 31, 2012 is not judged material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optimality within the balance sheet. The current position is within guideline limits established by the ALCO.

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

GAP Analysis

June 30, 2013

(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non-sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$21,688	$31,831	$83,226	$59,427	$150,827	$346,999
Loans (1)(2)	1,476,981	287,229	570,418	309,768	151,729	2,796,125
Fed funds and other short-term investments	183,483	-	-	-	-	183,483
Other earning assets	40,203	-	-	-	-	40,203
Total	$1,722,355	$319,060	$653,644	$369,195	$302,556	$3,366,810	$43,758	$3,410,568

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$26,317	$94,619	$252,008	$252,008	$142,856	$767,808
Interest bearing transaction	74,909	-	16,052	16,052	-	107,013
Savings and money market	1,073,829	-	228,988	228,987	-	1,531,804
Time deposits	111,318	167,671	167,324	35,298	-	481,611
Customer repurchase agreements and fed funds purchased	97,327	-	-	-	-	97,327
Other borrowings	-	-	-	19,300	20,000	39,300
Total	$1,383,700	$262,290	$664,372	$551,645	$162,856	$3,024,863	$16,315	$3,041,178
GAP	$338,655	$56,770	$(10,728)	$(182,450)	$139,700	$341,947
Cumulative GAP	$338,655	$395,425	$384,697	$202,247	$341,947

Cumulative gap as percent of total assets	9.93%	11.59%	11.28%	5.93%	10.03%

    (1) Includes loans held for sale.

    (2) Nonaccrual loans are included in the over 60 months category.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. Commercial real estate loans and construction, land and land development loans represent 399% and 146%, respectively of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $40 million for working capital purposes, to finance capital contributions to the Bank and to a more limited extent, finance capital contributions to ECV. The credit facility is secured by a first lien on a portion of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.75%. Interest is payable on a monthly basis. There were no amounts outstanding under this credit at June 30, 2013 and December 31, 2012.

The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. The dividend rate for the first eight dividend periods was one percent (1%). For the ninth calendar quarter, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change if any, in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than ten percent (10%), then the dividend rate payable on the Series B Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%).

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

The actual capital amounts and ratios for the Company and Bank as of June 30, 2013, December 31, 2012 and June 30, 2012 are presented in the table below.

	Company		Bank		For Capital Adequacy	To Be Well Capitalized Under Prompt
	Actual		Actual		Purposes	Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *
As of June 30, 2013
Total capital (to risk weighted assets)	$404,735	12.53%	$373,121	11.62%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	359,349	11.12%	333,491	10.38%	4.0%	6.0%
Tier 1 capital (to average assets)	359,349	10.81%	333,491	10.08%	3.0%	5.0%

As of December 31, 2012
Total capital (to risk weighted assets)	$381,808	12.20%	$350,609	11.25%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	338,138	10.80%	312,974	10.05%	4.0%	6.0%
Tier 1 capital (to average assets)	338,138	10.44%	312,974	9.70%	3.0%	5.0%

As of June 30, 2012
Total capital (to risk weighted assets)	$319,538	11.53%	$305,319	11.07%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	277,880	10.02%	271,183	9.83%	4.0%	6.0%
Tier 1 capital (to average assets)	277,880	9.63%	271,183	9.46%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At June 30, 2013 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

GAAP Reconciliation (Unaudited)

(dollars in thousands except per share data)

	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2013	December 31, 2012	June 30, 2012
Common shareholders' equity	$312,790	$293,376	$233,670
Less: Intangible assets	(3,690)	(3,785)	(3,978)
Tangible common equity	$309,100	$289,591	$229,692

Book value per common share	$12.14	$11.62	$10.32
Less: Intangible book value per common share	(0.14)	(0.15)	(0.18)
Tangible book value per common share	$12.00	$11.47	$10.14

Total assets	$3,410,568	$3,409,441	$2,962,897
Less: Intangible assets	(3,690)	(3,785)	(3,978)
Tangible assets	$3,406,878	$3,405,656	$2,958,919
Tangible common equity ratio	9.07%	8.50%	7.76%

Per share amounts have been adjusted to give effect to the 10% common stock dividend paid on June 14, 2013.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

 Item 3 - Defaults Upon Senior Securities                                                                                     None

Item 4 - Mine Safety Disclosures                                                                                                    Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (2)
3.3	Bylaws of the Company (3)
4.1	Warrant to Purchase Common Stock (4)
4.2	Form of Subordinated Note due 2016(5)
10.1	1998 Stock Option Plan (6)
10.2	Employment Agreement, dated September 1, 2011, between James H. Langmead and the Bank (7)
10.3	Employment Agreement, dated September 1, 2011, between Thomas D. Murphy and the Bank (8)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (9)
10.5	Employment Agreement, dated September 1, 2011, between Susan G. Riel and the Bank (10)
10.6	Fee Agreement between Robert P. Pincus and the Company (11)
10.7	2006 Stock Plan (12)
10.8	Employment Agreement, dated September 1, 2011, among Michael T. Flynn the Company and the Bank (13)
10.9	Employment Agreement, dated September 1, 2011, between Laurence E. Bensignor and the Bank (14)
10.10	Employment Agreement, dated September 1, 2011, between the Bank and Janice Williams (15)
10.11	2013 Senior Executive Incentive Plan (16)
10.12	Eagle Bancorp, Inc. 2011 Employee Stock Purchase Plan (17)
10.13	Employment Agreement dated as of February 23, 2012, between the Bank and Antonio F. Marquez (18)
10.14	Employment Agreement dated as of April 24, 2013, between the Bank and Virginia Heine (19)
10.15	First Amendment to Employment Agreement of Laurence E. Bensignor (20)

10.16	First Amendment to Employment Agreement of Michael T. Flynn (21)
10.17	First Amendment to Employment Agreement of James H. Langmead (22)
10.18	First Amendment to Employment Agreement of Antonio F. Marquez (23)
10.19	First Amendment to Employment Agreement of Thomas D. Murphy (24)
10.20	First Amendment to Employment Agreement of Susan G. Riel (25)
10.21	First Amendment to Employment Agreement of Janice Williams (26)
11	Statement Regarding Computation of Per Share Income
See Note 5 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i)	the Consolidated Statement of Financial Position at June 30, 2013, December 31, 2012 and June 30, 2012
(ii)	the Consolidated Statement of Earnings for three and six month periods ended June 30, 2013 and 2012
(iii)	the Consolidated Statement of Comprehensive Income for three and six month periods ended June 30, 2013 and 2012
(iv)	the Consolidated Statement of Changes in Shareholders’ Equity for the six month periods ended June 30, 2013 and 2012
(v)	the Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012
(vi)	the Notes to the Consolidated Financial Statements

_____________________________

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2011.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 30, 2007.
(4)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(8)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(11)	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-150763)
(12)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(13)	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 23, 2011
(14)	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 23, 2011.
(15)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 23, 2011.
(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 15, 2013.
(17)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-175966).
(18)	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012.
(19)	Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(20)	Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(21)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(22)	Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(23)	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(24)	Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(25)	Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(26)	Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 8, 2013	By: /s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive
Officer of the Company

Date: August 8, 2013	By: /s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief
Financial Officer of the Company