Form 10-Q
period 2013-09-30
EAGLE BANCORP INC
filed 2013-11-07
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 31, 2013, the registrant had 25,801,543 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012	September 30, 2012
Assets
Cash and due from banks	$8,013	$7,439	$6,780
Federal funds sold	3,844	7,852	4,173
Interest bearing deposits with banks and other short-term investments	208,522	324,043	46,752
Investment securities available for sale, at fair value	355,830	299,820	296,363
Federal Reserve and Federal Home Loan Bank stock	11,246	10,694	12,031
Loans held for sale	39,206	226,923	171,241
Loans	2,796,840	2,493,095	2,397,669
Less allowance for credit losses	(39,687)	(37,492)	(35,582)
Loans, net	2,757,153	2,455,603	2,362,087
Premises and equipment, net	16,319	15,261	14,472
Deferred income taxes	25,982	19,128	16,413
Bank owned life insurance	29,555	14,135	14,036
Intangible assets, net	3,597	3,785	3,895
Other real estate owned	11,285	5,299	4,923
Other assets	34,376	19,459	23,022
Total Assets	$3,504,928	$3,409,441	$2,976,188

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$898,831	$881,390	$796,654
Interest bearing transaction	104,004	113,813	112,901
Savings and money market	1,538,630	1,374,869	1,180,894
Time, $100,000 or more	249,594	232,875	242,159
Other time	193,000	294,275	182,381
Total deposits	2,984,059	2,897,222	2,514,989
Customer repurchase agreements	82,266	101,338	75,368
Other short-term borrowings	-	-	10,000
Long-term borrowings	39,300	39,300	39,300
Other liabilities	17,203	21,605	12,132
Total Liabilities	3,122,828	3,059,465	2,651,789

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at September 30, 2013, December 31, 2012 and September 30, 2012.	56,600	56,600	56,600
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 25,799,220, 22,954,889 and 22,040,006, respectively	252	226	217
Warrant	946	946	946
Additional paid in capital	241,131	180,593	164,522
Retained earnings	84,534	106,146	96,088
Accumulated other comprehensive (loss) income	(1,363)	5,465	6,026
Total Shareholders' Equity	382,100	349,976	324,399
Total Liabilities and Shareholders' Equity	$3,504,928	$3,409,441	$2,976,188

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$109,479	$98,161	$37,457	$34,805
Interest and dividends on investment securities	5,589	5,279	2,082	1,735
Interest on balances with other banks and short-term investments	564	298	182	83
Interest on federal funds sold	10	41	3	13
Total interest income	115,642	103,779	39,724	36,636
Interest Expense
Interest on deposits	8,122	9,130	2,544	2,722
Interest on customer repurchase agreements	197	250	64	68
Interest on short-term borrowings	-	2	-	2
Interest on long-term borrowings	1,247	1,605	413	536
Total interest expense	9,566	10,987	3,021	3,328
Net Interest Income	106,076	92,792	36,703	33,308
Provision for Credit Losses	7,094	12,051	1,372	3,638
Net Interest Income After Provision For Credit Losses	98,982	80,741	35,331	29,670

Noninterest Income
Service charges on deposits	3,351	2,902	1,115	988
Gain on sale of loans	13,355	9,867	2,938	3,144
Gain on sale of investment securities	23	765	-	464
Loss on early extinguishment of debt	-	(529)	-	(529)
Increase in the cash surrender value of bank owned life insurance	420	294	231	100
Other income	3,263	2,005	952	684
Total noninterest income	20,412	15,304	5,236	4,851
Noninterest Expense
Salaries and employee benefits	34,722	31,520	12,187	10,807
Premises and equipment expenses	8,949	7,541	3,222	2,562
Marketing and advertising	1,167	1,340	426	497
Data processing	4,456	3,273	1,386	1,066
Legal, accounting and professional fees	2,586	3,315	984	1,073
FDIC insurance	1,780	1,553	584	485
Other expenses	9,395	7,664	2,884	2,617
Total noninterest expense	63,055	56,206	21,673	19,107
Income Before Income Tax Expense	56,339	39,839	18,894	15,414
Income Tax Expense	21,335	14,748	7,137	5,739
Net Income	35,004	25,091	11,757	9,675
Preferred Stock Dividends	425	425	142	142
Net Income Available to Common Shareholders	$34,579	$24,666	$11,615	$9,533

Earnings Per Common Share
Basic	$1.35	$1.09	$0.45	$0.41
Diluted	$1.31	$1.07	$0.44	$0.40

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

Net Income	$35,004	$25,091	$11,757	$9,675

Other comprehensive income, net of tax:
Net unrealized (loss) gain on securities available for sale	(6,841)	1,610	(456)	911
Reclassification adjustment for net gains included in net income	(13)	(459)	-	(278)
Net change in unrealized (loss) gains on securities	(6,828)	1,151	(456)	633
Comprehensive Income	$28,176	$26,242	$11,301	$10,308

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

	Preferred Stock	Common Stock	Warrant	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance January 1, 2013	$56,600	$226	$946	$180,593	$106,146	$5,465	$349,976
Net Income	-	-	-	-	35,004	-	35,004
Net change in other comprehensive income	-	-	-	-	-	(6,828)	(6,828)
10% common stock dividend 2,340,518 shares	-	23	-	56,158	(56,181)	-	-
Cash paid in lieu of fractional shares	-	-	-	-	(10)	-	(10)
Stock-based compensation	-	-	-	2,429	-	-	2,429
Common stock issued 483,595 shares under equity compensation plans	-	3	-	1,244	-	-	1,247
Tax benefits releated to stock compensation	-	-	-	322	-	-	322
Employee stock purchase plan 20,218 shares	-	-	-	385	-	-	385
Preferred stock dividends	-	-	-	-	(425)	-	(425)
Balance September 30, 2013	$56,600	$252	$946	$241,131	$84,534	$(1,363)	$382,100

Balance January 1, 2012	$56,600	$197	$946	$132,670	$71,423	$4,875	$266,711
Net Income	-	-	-	-	25,091	-	25,091
Net change in other comprehensive income	-	-	-	-	-	1,151	1,151
Stock-based compensation	-	-	-	2,060	(1)	-	2,059
Common stock issued 288,170 shares under equity compensation plans	-	2	-	776	-	-	778
Common stock issued 1,770,585 shares	-	18	-	28,482	-	-	28,500
Tax benefits releated to stock compensation	-	-	-	87	-	-	87
Employee stock purchase plan 28,407 shares	-	-	-	447	-	-	447
Preferred stock dividends	-	-	-	-	(425)	-	(425)
Balance September 30, 2012	$56,600	$217	$946	$164,522	$96,088	$6,026	$324,399

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net Income	$35,004	$25,091
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,094	12,051
Depreciation and amortization	3,161	2,392
Gains on sale of loans	(13,355)	(9,867)
Securities premium amortization (discount accretion), net	2,306	3,662
Origination of loans held for sale	(853,068)	(981,733)
Proceeds from sale of loans held for sale	1,054,140	997,185
Net increase in cash surrender value of BOLI	(420)	(294)
Increase in deferred income taxes	(6,854)	(1,740)
Net loss (gain) on sale of other real estate owned	781	(26)
Net gain on sale of investment securities	(23)	(765)
Loss on early extinguishment of debt	-	529
Stock-based compensation expense	2,429	2,059
Excess tax benefit from stock-based compensation	(322)	(87)
(Increase) decrease in other assets	(3,733)	234
Decrease in other liabilities	(4,402)	(7,655)
Net cash provided by operating activities	222,738	41,036
Cash Flows From Investing Activities:
(Decrease) increase in interest bearing deposits with other banks and short-term investments	(53)	22
Purchases of available for sale investment securities	(114,259)	(79,314)
Proceeds from maturities of available for sale securities	26,990	30,212
Proceeds from sale/call of available for sale securities	22,148	62,888
Purchases of Federal Reserve and Federal Home Loan Bank stock	(705)	(2,763)
Proceeds from redemption of federal reserve and federal home loan bank stock	153	974
Net increase in loans	(318,191)	(348,405)
Purchases of BOLI	(15,000)	-
Purchases of Annuities	(11,184)	-
Proceeds from sale of other real estate owned	3,068	901
Bank premises and equipment acquired	(3,944)	(4,321)
Net cash used in investing activities	(410,977)	(339,806)
Cash Flows From Financing Activities:
Increase in deposits	86,837	122,671
Decrease in customer repurchase agreements	(19,072)	(27,994)
Increase in other short-term borrowings	-	10,000
Decrease in long-term borrowings	-	(10,000)
Payment of dividends on preferred stock	(425)	(425)
Issuance of common stock	-	28,500
Proceeds from exercise of stock options	1,247	778
Excess tax benefit from stock-based compensation	322	87
Payment in lieu of fractional shares	(10)	-
Proceeds from employee stock purchase plan	385	447
Net cash provided by financing activities	69,284	124,064
Net Decrease In Cash and Cash Equivalents	(118,955)	(174,706)
Cash and Cash Equivalents at Beginning of Period	339,334	232,411
Cash and Cash Equivalents at End of Period	$220,379	$57,705
Supplemental Cash Flows Information:
Interest paid	$10,078	$11,752
Income taxes paid	$23,945	$11,951
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$9,835	$3,555

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland; Washington, DC and Northern Virginia. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. The Bank offers its products and services through eighteen branch offices and various electronic capabilities, including remote deposit and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects. These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of September 30, 2013, December 31, 2012, and September 30, 2012. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an excess servicing asset, which is computed on a loan by loan basis with the unamortized amount being included in Other Assets in the Consolidated Balance Sheet. This excess servicing asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other noninterest income in the Consolidated Statement of Operations.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives but are effectively offset by whole loan purchase commitments from various investors. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer / investor has assumed the interest rate risk on the loan. As a result, the Company is not generally exposed to losses on loans sold nor will it realize gains, related to rate lock commitments due to changes in interest rates.

The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the rate lock commitments.

In circumstances where the Company does not deliver the whole loan to an investor, but rather elects to retain the loan in its portfolio, the loan is transferred from held for sale at fair value.

Investment Securities

The Company has no securities classified as trading, nor are any investment securities classified as held to maturity. Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, current market conditions, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses being reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of deferred income tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income in the Consolidated Statements of Operations.

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

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on certain of these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Such additional interest may be included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2013 and 2012 (although normal interest income was recorded). ECV had five higher risk lending transactions with balances outstanding at September 30, 2013 and four such transactions outstanding at December 31, 2012, amounting to $7.4 million and $3.5 million, respectively.

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

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at September 30, 2013, December 31, 2012, or September 30, 2012.

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

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

September 30, 2013	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$41,729	$969	$143	$42,555
Residential mortgage backed securities	223,216	1,423	4,649	219,990
Municipal bonds	92,746	2,461	2,308	92,899
Other equity investments	412	-	26	386
	$358,103	$4,853	$7,126	$355,830

December 31, 2012	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$47,606	$1,477	$1	$49,082
Residential mortgage backed securities	170,649	2,730	296	173,083
Municipal bonds	72,050	5,314	51	77,313
Other equity investments	407	-	65	342
	$290,712	$9,521	$413	$299,820

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or Greater		Total
September 30, 2013	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$4,787	$143	$-	$-	$4,787	$143
Residential mortgage backed securities	133,938	4,580	2,649	69	136,587	4,649
Municipal bonds	40,656	2,300	482	8	41,138	2,308
Other equity investments	-	-	151	26	151	26
	$179,381	$7,023	$3,282	$103	$182,663	$7,126

	Less than 12 Months		12 Months or Greater		Total
December 31, 2012	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$2,999	$1	$-	$-	$2,999	$1
Residential mortgage backed securities	44,992	263	2,743	33	47,735	296
Municipal bonds	3,964	51	-	-	3,964	51
Other equity investments	-	-	112	65	112	65
	$51,955	$315	$2,855	$98	$54,810	$413

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 4.5 years. The gross unrealized loss on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker “bulletin board” exchange. The estimated fair value is determined by broker quoted prices. The unrealized loss is deemed a result of generally weak valuations for many smaller community bank stocks. The individual banking company is profitable, has good financial trends and has a satisfactory capital position. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2013 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity. In addition, at September 30, 2013, the Company held $11.2 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available-for-sale by contractual maturity are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013		December 31, 2012
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. Government agency securities maturing:
One year or less	$14,041	$14,198	$5,038	$5,053
After one year through five years	27,688	28,357	42,568	44,029
Residential mortgage backed securities	223,216	219,990	170,649	173,083
Municipal bonds maturing:
After one year through five years	21,158	21,477	11,469	11,978
Five years through ten years	71,588	71,422	60,581	65,335
Other equity investments	412	386	407	342
	$358,103	$355,830	$290,712	$299,820

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2013 was $260.7 million. As of September 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of shareholders’ equity.

Note 4.    Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at September 30, 2013, December 31, 2012, and September 30, 2012 are summarized by type as follows:

	September 30, 2013		December 31, 2012		September 30, 2012
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$682,413	25%	$545,070	22%	$534,133	23%
Investment - commercial real estate	1,039,775	37%	914,638	37%	942,770	39%
Owner occupied - commercial real estate	334,078	12%	297,857	12%	306,148	13%
Real estate mortgage - residential	79,061	3%	61,871	3%	57,952	2%
Construction - commercial and residential	507,653	18%	533,722	21%	437,954	18%
Construction - C&I (owner occupied)	35,612	1%	28,808	1%	14,739	1%
Home equity	108,889	4%	106,844	4%	98,930	4%
Other consumer	9,359	-	4,285	-	5,043	-
Total loans	2,796,840	100%	2,493,095	100%	2,397,669	100%
Less: Allowance for Credit Losses	(39,687)		(37,492)		(35,582)
Net loans	$2,757,153		$2,455,603		$2,362,087

Unamortized net deferred fees amounted to $10.9 million and $8.8 million at September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013 and December 31, 2012, the Bank serviced $51.0 million and $41.2 million, respectively, of SBA loans participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. The combination of owner occupied commercial real estate and owner occupied commercial real estate construction represent 13% of the loan portfolio. At September 30, 2013, the combination of commercial real estate and real estate construction loans represent approximately 68% of the loan portfolio. When owner occupied commercial real estate and owner occupied commercial construction loans are excluded, the percentage of commercial real estate and construction loans to total loans decreases to 55%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.00. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 25% of the loan portfolio at September 30, 2013 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 4% of the loan portfolio at September 30, 2013 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both investment and owner occupied projects. ADC loans amounted to $543.3 million at September 30, 2013. The majority of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 43% of the outstanding ADC loan portfolio at September 30, 2013. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

The following table details activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
Three months ended September 30, 2013
Allowance for credit losses:
Balance at beginning of period	$12,177	$9,615	$3,024	$942	$11,748	$1,765	$369	$39,640
Loans charged-off	(966)	(118)	-	-	(300)	(25)	(11)	(1,420)
Recoveries of loans previously charged-off	89	-	-	-	6	-	-	95
Net loans charged-off	(877)	(118)	-	-	(294)	(25)	(11)	(1,325)
Provision for credit losses	346	359	(37)	(332)	1,026	5	5	1,372
Ending balance	$11,646	$9,856	$2,987	$610	$12,480	$1,745	$363	$39,687
Nine months ended September 30, 2013
Allowance for credit losses:
Balance at beginning of period	$9,412	$9,148	$2,781	$659	$13,391	$1,730	$371	$37,492
Loans charged-off	(3,380)	(227)	-	-	(2,010)	(54)	(63)	(5,734)
Recoveries of loans previously charged-off	139	-	-	-	681	9	6	835
Net loans charged-off	(3,241)	(227)	-	-	(1,329)	(45)	(57)	(4,899)
Provision for credit losses	5,475	935	206	(49)	418	60	49	7,094
Ending balance	$11,646	$9,856	$2,987	$610	$12,480	$1,745	$363	$39,687
For the Period Ended September 30, 2013
Allowance for credit losses:
Individually evaluated for impairment	$3,019	$1,097	$823	$27	$1,776	$373	$45	$7,160
Collectively evaluated for impairment	8,627	8,759	2,164	583	10,704	1,372	318	32,527
Ending balance	$11,646	$9,856	$2,987	$610	$12,480	$1,745	$363	$39,687

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
Three months ended September 30, 2012
Allowance for credit losses:
Balance at beginning of period	$8,878	$8,720	$2,390	$-	$12,484	$1,433	$174	$34,079
Loans charged-off	(70)	-	(350)	-	(1,554)	(250)	(28)	(2,252)
Recoveries of loans previously charged-off	41	-	-	-	6	70	-	117
Net loans charged-off	(29)	-	(350)	-	(1,548)	(180)	(28)	(2,135)
Provision for credit losses	519	3	451	-	2,067	449	149	3,638
Ending balance	$9,368	$8,723	$2,491	$-	$13,003	$1,702	$295	$35,582
Nine months ended September 30, 2012
Allowance for credit losses:
Balance at beginning of period	$9,609	$7,304	$1,898	$399	$8,546	$1,528	$369	$29,653
Loans charged-off	(1,831)	(1,189)	(350)	(300)	(2,544)	(511)	(37)	(6,762)
Recoveries of loans previously charged-off	69	18	-	-	480	71	2	640
Net loans charged-off	(1,762)	(1,171)	(350)	(300)	(2,064)	(440)	(35)	(6,122)
Provision for credit losses	1,521	2,590	943	(99)	6,521	614	(39)	12,051
Ending balance	$9,368	$8,723	$2,491	$-	$13,003	$1,702	$295	$35,582
For the Period Ended September 30, 2012
Allowance for credit losses:
Individually evaluated for impairment	$2,256	$863	$413	$-	$3,381	$380	$4	$7,297
Collectively evaluated for impairment	7,112	7,860	2,078	-	9,622	1,322	291	28,285
Ending balance	$9,368	$8,723	$2,491	$-	$13,003	$1,702	$295	$35,582

The Company’s recorded investments in loans as of September 30, 2013, December 31, 2012 and September 30, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(dollars in thousands)	Commercial	Investment Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

September 30, 2013
Recorded investment in loans:
Individually evaluated for impairment	$12,791	$3,238	$8,547	$113	$17,994	$570	$45	$43,298
Collectively evaluated for impairment	669,622	1,036,537	325,531	78,948	525,271	108,319	9,314	2,753,542
Ending balance	$682,413	$1,039,775	$334,078	$79,061	$543,265	$108,889	$9,359	$2,796,840

December 31, 2012
Recorded investment in loans:
Individually evaluated for impairment	$15,177	$11,401	$8,723	$-	$36,502	$510	$43	$72,356
Collectively evaluated for impairment	529,893	903,237	289,134	61,871	526,028	106,334	4,242	2,420,739
Ending balance	$545,070	$914,638	$297,857	$61,871	$562,530	$106,844	$4,285	$2,493,095

September 30, 2012
Recorded investment in loans:
Individually evaluated for impairment	$14,054	$11,624	$6,455	$-	$36,110	$670	$8	$68,921
Collectively evaluated for impairment	520,079	931,146	299,693	57,952	416,583	98,260	5,035	2,328,748
Ending balance	$534,133	$942,770	$306,148	$57,952	$452,693	$98,930	$5,043	$2,397,669

At September 30, 2013, the nonperforming loans acquired in 2008 from Fidelity & Trust Financial Corporation (“Fidelity”) have a carrying value of $2.0 million and an unpaid principal balance of $11.6 million and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount.

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

The Company's credit quality indicators are periodically updated on a case-by-case basis. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of September 30, 2013, December 31, 2012 and September 30, 2012.

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans

September 30, 2013
Commercial	$638,074	$31,638	$12,701	$-	$682,413
Investment - commercial real estate	1,014,556	21,981	3,238	-	1,039,775
Owner occupied - commercial real estate	305,426	20,105	8,547	-	334,078
Real estate mortgage – residential	78,221	727	113	-	79,061
Construction - commercial and residential	506,542	18,729	17,994	-	543,265
Home equity	106,073	2,246	570	-	108,889
Other consumer	9,313	-	46	-	9,359
Total	$2,658,205	$95,426	$43,209	$-	$2,796,840

December 31, 2012
Commercial	$495,072	$34,821	$15,170	$7	$545,070
Investment - commercial real estate	892,569	10,668	11,401	-	914,638
Owner occupied - commercial real estate	275,864	13,270	8,723	-	297,857
Real estate mortgage – residential	61,134	737	-	-	61,871
Construction - commercial and residential	508,166	17,862	36,502	-	562,530
Home equity	104,302	2,032	510	-	106,844
Other consumer	4,230	12	43	-	4,285
Total	$2,341,337	$79,402	$72,349	$7	$2,493,095

September 30, 2012
Commercial	$493,361	$26,718	$14,037	$17	$534,133
Investment - commercial real estate	920,553	10,593	11,624	-	942,770
Owner occupied - commercial real estate	285,292	14,401	6,455	-	306,148
Real estate mortgage – residential	57,952	-	-	-	57,952
Construction - commercial and residential	397,246	19,337	36,110	-	452,693
Home equity	96,674	1,586	670	-	98,930
Other consumer	4,990	45	8	-	5,043
Total	$2,256,068	$72,680	$68,904	$17	$2,397,669

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

The following table presents by class of loan, information related to nonaccrual loans as of the periods ended September 30, 2013, December 31, 2012 and September 30, 2012.

(dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012

Commercial	$7,607	$4,799	$5,282
Investment - commercial real estate	3,081	3,458	3,647
Owner occupied - commercial real estate	6,426	2,578	2,374
Real estate mortgage - residential	895	699	713
Construction - commercial and residential	8,981	18,594	19,730
Home equity	511	513	670
Other consumer	45	43	7
Total nonaccrual loans (1)(2)	$27,546	$30,684	$32,423

(1) Excludes performing troubled debt restructurings (“TDRs”) totaling $10.0 million at September 30, 2013, $15.3 million at December 31, 2012 and $8.8 million at September 30, 2012.

(2) Gross interest income that would have been recorded in 2013 if nonaccrual loans shown above had been current and in accordance with their original terms $582 thousand and $1.4 million, while interest actually recorded on such loans was $102 thousand for the three and nine months ended September 30, 2013. See Note 1 to the consolidated financial statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents by class, an aging analysis and the recorded investments in loans past due as of September 30, 2013 and December 31, 2012.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans

September 30, 2013
Commercial	$3,067	$980	$7,607	$11,654	$670,759	$682,413
Investment - commercial real estate	93	-	3,081	3,174	1,036,601	1,039,775
Owner occupied - commercial real estate	362	781	6,426	7,569	326,509	334,078
Real estate mortgage – residential	-	100	895	995	78,066	79,061
Construction - commercial and residential	2,272	-	8,981	11,253	532,012	543,265
Home equity	818	296	511	1,625	107,264	108,889
Other consumer	-	25	45	70	9,289	9,359
Total	$6,612	$2,182	$27,546	$36,340	$2,760,500	$2,796,840

December 31, 2012
Commercial	$3,784	$598	$4,799	$9,181	$535,889	$545,070
Investment - commercial real estate	1,538	992	3,458	5,988	908,650	914,638
Owner occupied - commercial real estate	369	4,081	2,578	7,028	290,829	297,857
Real estate mortgage – residential	-	107	699	806	61,065	61,871
Construction - commercial and residential	6,276	675	18,594	25,545	536,985	562,530
Home equity	1,150	352	513	2,015	104,829	106,844
Other consumer	-	5	43	48	4,237	4,285
Total	$13,117	$6,810	$30,684	$50,611	$2,442,484	$2,493,095

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

The following table presents by class, information related to impaired loans for the periods ended September 30, 2013, December 31, 2012 and September 30, 2012.

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average Recorded Investment		Interest Income Recognized
(dollars in thousands)	Principal Balance	With No Allowance	With Allowance	Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Quarter To Date	Year To Date

September 30, 2013
Commercial	$9,607	$2,442	$7,165	$9,607	$3,019	$10,184	$9,402	$(7)	$78
Investment - commercial real estate	6,464	1,451	5,013	6,464	1,097	5,934	5,719	62	137
Owner occupied - commercial	6,426	5,530	896	6,426	823	6,432	6,493	(43)	56
Real estate mortgage – residential	895	783	112	895	27	843	769	-	-
Construction - commercial and residential	13,876	5,892	7,684	13,576	1,776	14,033	18,315	41	125
Home equity	511	37	474	511	373	461	479	2	2
Other consumer	45	-	45	45	45	28	25	1	1
Total	$37,824	$16,135	$21,389	$37,524	$7,160	$37,915	$41,202	$56	$399

December 31, 2012
Commercial	$9,461	$5,767	$3,481	$9,248	$2,158	$8,372	$7,772	$151	$245
Investment - commercial real estate	5,600	3,830	1,770	5,600	1,201	5,695	6,609	38	152
Owner occupied - commercial	6,659	5,602	1,057	6,659	753	4,517	2,746	213	252
Real estate mortgage – residential	699	699	-	699	-	706	714	-	-
Construction - commercial and residential	25,347	14,727	8,508	23,235	3,718	24,859	26,430	63	202
Home equity	513	134	379	513	243	592	534	1	9
Other consumer	43	1	42	43	41	25	17	2	2
Total	$48,322	$30,760	$15,237	$45,997	$8,114	$44,766	$44,822	$468	$862

September 30, 2012
Commercial	$7,282	$3,587	$3,695	$7,282	$2,256	$6,622	$8,080	$48	$94
Investment - commercial real estate	5,789	3,830	1,959	5,789	863	5,840	8,010	38	114
Owner occupied - commercial	2,374	1,315	1,059	2,374	413	2,024	1,152	39	39
Real estate mortgage – residential	713	713	-	713	-	714	800	-	-
Construction - commercial and residential	24,371	14,225	10,146	24,371	3,381	25,680	25,796	56	139
Home equity	670	132	538	670	380	547	562	8	8
Other consumer	7	-	7	7	4	8	8	-	-
Total	$41,206	$23,802	$17,404	$41,206	$7,297	$41,435	$44,408	$189	$394

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

The following table presents the TDR loan modifications by portfolio segment outstanding as of September 30, 2013 and December 31, 2012:

(dollars in thousands)	Number of Contracts	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs

September 30, 2013
Commercial	3	$2,000	$2,049	$4,049
Investment - commercial real estate	3	3,383	217	3,600
Owner occupied - commercial real estate	1	-	4,081	4,081
Construction - commercial and residential	2	4,595	912	5,507
Total	9	$9,978	$7,259	$17,237

December 31, 2012
Commercial	3	$4,449	$-	$4,449
Investment - commercial real estate	2	2,142	217	2,359
Owner occupied - commercial real estate	1	4,081	-	4,081
Construction - commercial and residential	2	4,641	966	5,607
Total	8	$15,313	$1,183	$16,496

During the first nine months of 2013, three performing TDRs totaling approximately $6.1 million experienced defaults on their modified terms. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. These three previously performing TDRs were reclassified to nonperforming loans during the nine months of 2013. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There was one loan modified in a TDR during the three and nine months ended September 30, 2013. No loans were modified in a TDR during the three and nine months ended September 30, 2012.

Note 5. Net Income per Common Share

The calculation of net income per common share for the nine and three months ended September 30, 2013 and 2012 was as follows.

	Nine Months Ended September 30,		Three Months Ended September 30,
(dollars and shares in thousands, except per share data)	2013	2012	2013	2012
Basic:
Net income available to common shareholders	$34,579	$24,666	$11,615	$9,533
Average common shares outstanding	25,689	22,538	25,784	23,158
Basic net income per common share	$1.35	$1.09	$0.45	$0.41

Diluted:
Net income available to common shareholders	$34,579	$24,666	$11,615	$9,533
Average common shares outstanding	25,689	22,538	25,784	23,158
Adjustment for common share equivalents	615	578	642	609
Average common shares outstanding-diluted	26,304	23,116	26,426	23,767
Diluted net income per common share	$1.31	$1.07	$0.44	$0.40

Anti-dilutive shares	101,466	130,616	95,966	130,616

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

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares on the date of grant. For awards that are performance-based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance-based awards are outstanding at September 30, 2013.

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

Below is a summary of changes in shares pursuant to our equity compensation plans for the nine months ended September 30, 2013 and 2012. The information excludes restricted stock units and awards.

	Nine Months Ended September 30,
	2013		2012
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning Balance	722,155	$10.18	919,371	$10.23
Issued	3,300	20.03	-	-
Exercised	(117,791)	10.58	(74,933)	10.32
Forfeited	(1,870)	7.88	(2,640)	5.76
Expired	(23,113)	10.05	(31,341)	13.92
Ending Balance	582,681	$10.17	810,457	$10.09

The following summarizes information about stock options outstanding at September 30, 2013. The information excludes restricted stock units and awards.

Outstanding:		Stock Options	Weighted-Average	Weighted-Average Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life
$5.76	$8.00	244,190	$5.76	5.28
$8.01	$10.00	150,988	9.22	0.70
$10.01	$20.00	110,292	12.55	4.03
$20.01	$24.46	77,211	22.57	2.19
		582,681	$10.17	3.45

Exercisable:		Stock Options	Weighted-Average
Range of Exercise Prices		Exercisable	Exercise Price
$5.76	$8.00	144,017	$5.76
$8.01	$10.00	150,988	9.22
$10.01	$20.00	77,715	12.93
$20.01	$24.46	73,911	22.68
		446,631	$10.98

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the nine months ended September 30, 2013 and the years ended December 31, 2012 and 2011.

	Nine Months Ended	Years Ended December 31,
	September 30, 2013	2012	2011
Expected Volatility	34.12%	36.64%	33.61%	-	36.64%
Weighted-Average Volatility	34.12%	36.64%		35.60%
Expected Dividends	0.0%	0.0%		0.0%
Expected Term (In years)	7.5	7.5	6.0	-	7.5
Risk-Free Rate	1.31%	1.13%		1.82%
Weighted-Average Fair Value (Grant date)	$7.83	$6.35		$4.61

The expected lives are based on the “simplified” method allowed by ASC Topic 718 “Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options was $10.4 million at September 30, 2013. The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $1.3 million and $355 thousand, respectively. The total fair value of stock options vested was $126 thousand and $134 thousand for the nine months ended September 30, 2013 and 2012, respectively. Unrecognized stock-based compensation expense related to stock options totaled $171 thousand at September 30, 2013. At such date, the weighted-average period over which this unrecognized expense is expected to be recognized was 3.48 years.

The Company has unvested restricted stock award grants of 615,629 shares under the 2006 Plan at September 30, 2013. Unrecognized stock based compensation expense related to restricted stock awards totaled $9.5 million at September 30, 2013. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.13 years. The following table summarizes the unvested restricted stock awards at September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013		2012
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	348,363	$13.79	222,795	$10.61
Issued	424,450	20.64	268,115	15.30
Forfeited	(269)	13.23	(12,694)	10.52
Vested	(156,915)	13.04	(127,506)	11.73
Unvested at End	615,629	$18.71	350,710	$13.79

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At September 30, 2013, the 2011 ESPP had 478,263 shares remaining for issuance.

Included in salaries and employee benefits the Company recognized $2.4 million and $2.1 million in stock-based compensation expense for the nine months ended September 30, 2013 and 2012, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 7.  Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended September 30, 2013
Net unrealized loss on securities available-for-sale:
Net unrealized loss on securities available-for-sale	$(760)	$(304)	$(456)
Less: Reclassification adjustment for net gains included in net income	-	-	-
Other Comprehensive Loss	$(760)	$(304)	$(456)

Three Months Ended September 30, 2012
Net unrealized gain on securities available-for-sale:
Net unrealized gain on securities available-for-sale	$1,518	$607	$911
Less: Reclassification adjustment for net gains included in net income	(464)	(186)	(278)
Other Comprehensive Income	$1,054	$421	$633

Nine Months Ended September 30, 2013
Net unrealized loss on securities available-for-sale:
Net unrealized loss on securities available-for-sale	$(11,402)	$(4,561)	$(6,841)
Less: Reclassification adjustment for net gains included in net income	(23)	(10)	(13)
Other Comprehensive Loss	$(11,379)	$(4,551)	$(6,828)

Nine Months Ended September 30, 2012
Net unrealized gain on securities available-for-sale:
Net unrealized gain on securities available-for-sale	$2,683	$1,073	$1,610
Less: Reclassification adjustment for net gains included in net income	(765)	(306)	(459)
Other Comprehensive Income	$1,918	$767	$1,151

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2013 and 2012.

(dollars in thousands)	Securities Available For Sale	Accumulated Other Comprehensive (Loss) Income

Three Months Ended September 30, 2013
Balance at Beginning of Period	$(907)	$(907)
Other comprehensive (loss) before reclassifications	(456)	(456)
Amounts reclassified from accumulated other comprehensive income	-	-
Net other comprehensive (loss) during period	(456)	(456)
Balance at End of Period	$(1,363)	$(1,363)

Three Months Ended September 30, 2012
Balance at Beginning of Period	$5,393	$5,393
Other comprehensive income before reclassifications	911	911
Amounts reclassified from accumulated other comprehensive income	(278)	(278)
Net other comprehensive income during period	633	633
Balance at End of Period	$6,026	$6,026

Nine Months Ended September 30, 2013
Balance at Beginning of Period	$5,465	$5,465
Other comprehensive (loss) before reclassifications	(6,841)	(6,841)
Amounts reclassified from accumulated other comprehensive income	(13)	(13)
Net other comprehensive (loss) during period	(6,828)	(6,828)
Balance at End of Period	$(1,363)	$(1,363)

Nine Months Ended September 30, 2012
Balance at Beginning of Period	$4,875	$4,875
Other comprehensive income before reclassifications	1,610	1,610
Amounts reclassified from accumulated other comprehensive income	(459)	(459)
Net other comprehensive income during period	1,151	1,151
Balance at End of Period	$6,026	$6,026

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012.

Details about Accumulated Other	Amount Reclassified from Accumulated Other		Affected Line Item in the Statement Where
Comprehensive Income Components (dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three Months Ended September 30,
	2013	2012
Realized gain on sale of investment securities	$-	$464	Gain on sale of investment securities
	-	(186)	Tax Expense
Total Reclassifications for the Period	$-	$278	Net of Tax

Details about Accumulated Other	Amount Reclassified from Accumulated Other		Affected Line Item in the Statement Where
Comprehensive Income Components (dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Nine Months Ended September 30,
	2013	2012
Realized gain on sale of investment securities	$23	$765	Gain on sale of investment securities
	(10)	(306)	Tax Expense
Total Reclassifications for the Period	$13	$459	Net of Tax

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2013
Investment securities available for sale:
U. S. Government agency securities	$-	$42,555	$-	$42,555
Residential mortgage backed securities	-	219,990	-	219,990
Municipal bonds	-	92,899	-	92,899
Other equity investments	151	-	235	386
Residential mortgage loans held for sale	-	39,206	-	39,206
Total assets measured at fair value on a recurring basis as of September 30, 2013	$151	$394,650	$235	$395,036

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2012
Investment securities available for sale:
U. S. Government agency securities	$-	$49,082	$-	$49,082
Residential mortgage backed securities	-	173,083	-	173,083
Municipal bonds	-	77,313	-	77,313
Other equity investments	112	-	230	342
Residential mortgage loans held for sale	-	226,923	-	226,923
Total assets measured at fair value on a recurring basis as of December 31, 2012	$112	$526,401	$230	$526,743

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

The following is a reconciliation of activity for assets measured at fair value based on significant unobservable (non-market) information.

	Other Equity Investments
(dollars in thousands)	September 30, 2013	December 31, 2012
Balance, beginning of period	$230	$226
Realized gains included in other noninterest income	5	4
Balance, end of period	$235	$230

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2013
Impaired loans:
Commercial	$-	$6,261	$3,346	$9,607
Investment - commercial real estate	-	3,909	2,555	6,464
Owner occupied - commercial real estate	-	-	6,426	6,426
Real estate mortgage - residential	-	113	782	895
Construction - commercial and residential	-	6,874	6,702	13,576
Home equity	-	37	474	511
Other consumer	-	0	45	45
Other real estate owned	-	5,791	5,494	11,285
Total assets measured at fair value on a nonrecurring basis as of September 30, 2013	$-	$22,985	$25,824	$48,809

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2012
Impaired loans:
Commercial	$-	$5,198	$4,050	$9,248
Investment - commercial real estate	-	3,924	1,676	5,600
Owner occupied - commercial real estate	-	6,452	207	6,659
Real estate mortgage - residential	-	-	699	699
Construction - commercial and residential	-	12,937	10,298	23,235
Home equity	-	510	3	513
Other consumer	-	-	43	43
Other real estate owned	-	4,969	330	5,299
Total assets measured at fair value on a nonrecurring basis as of December 31, 2012	$-	$33,990	$17,306	$51,296

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables,” the fair value of impaired loans may be estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2013, substantially all of the impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Customer repurchase agreements and federal funds purchased: The carrying amount approximates the fair value at the reporting date.

Borrowings: The carrying amount for variable rate borrowings approximates the fair value at the reporting date. The fair value of fixed rate Federal Home Loan Bank advances and the subordinated notes are estimated by computing the discounted value of contractual cash flows payable at current interest rates for obligations with similar remaining terms. The fair value of variable rate Federal Home Loan Bank advances is estimated to be carrying value since these liabilities are based on a spread to a current pricing index.

Off-balance sheet items: Management has reviewed the unfunded portion of commitments to extend credit, as well as standby and other letters of credit, and has determined that the fair value of such instruments is equal to the fee, if any, collected and unamortized for the commitment made.

The estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Assets
Cash and due from banks	$8,013	$8,013	$-	$8,013	$-
Federal funds sold	3,844	3,844	-	3,844	-
Interest bearing deposits with other banks	208,522	208,522	-	208,522	-
Investment securities	355,830	355,830	151	355,444	235

Federal Reserve and Federal Home Loan Bank stock	11,246	11,246	-	11,246	-
Loans held for sale	39,206	39,206	-	39,206	-
Loans	2,796,840	2,832,774	-	17,194	2,815,580
Bank owned life insurance	29,555	29,555	-	29,555	-
Other earning assets	11,184	11,184	-	11,184	-
Liabilities
Noninterest bearing deposits	898,831	898,831	-	898,831	-
Interest bearing deposits	2,085,228	2,085,185	-	2,085,185	-
Borrowings	121,566	123,186	-	123,186	-

December 31, 2012
Assets
Cash and due from banks	$7,439	$7,439	$-	$7,439	$-
Federal funds sold	7,852	7,852	-	7,852	-
Interest bearing deposits with other banks	324,043	324,043	-	324,043	-
Investment securities	299,820	299,820	112	299,478	230

Federal Reserve and Federal Home Loan Bank stock	10,694	10,694	-	10,694	-
Loans held for sale	226,923	226,923	-	226,923	-
Loans	2,493,095	2,515,409	-	29,021	2,486,388
Bank owned life insurance	14,135	14,135	-	14,135	-
Liabilities
Noninterest bearing deposits	881,390	881,390	-	881,390	-
Interest bearing deposits	2,015,832	2,017,623	-	2,017,623	-
Borrowings	140,638	142,765	-	142,765	-

Note 9.   Supplemental Executive Retirement Plan

In February 2013, the Compensation Committee authorized Supplemental Executive Retirement and Death Benefit Agreements (the “SERP Agreements”) with each of the Bank’s executive officers other than Mr. Paul, which upon the executive’s retirement, will provide for a stated monthly payment for such executive’s lifetime. The retirement benefit is computed as a percentage of each executive’s projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreement provides that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement (b) death, disability and change-in-control shall result in immediate vesting, and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreement further provides for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive’s beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank has elected to finance the retirement benefits by purchasing fixed annuity contracts with three insurance carriers totaling $10.7 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The annuity contracts accrued $56 thousand and $508 thousand of income for the three and nine months ended September 30, 2013 which is included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts is $11.2 million at September 30, 2013 and is included in Other assets on the Consolidated Balance Sheet. For the three and nine month periods ending September 30, 2013, the Company recorded benefit expense of $545 thousand and $1.2 million for this post retirement benefit.

Upon death of an executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts which would effectively fund payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

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

The Company offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Company emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts delivery commitments by the investors to purchase the loans subject to compliance with pre-established investor criteria. The Company generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages Other Real Estate Owned (“OREO”) assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through a referral program with a third party. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and/or construction of real estate projects. ECV lending involves higher levels of risk, together with commensurate expected returns.

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

The Company follows the provisions of ASC Topic 718, “Compensation,” which requires the expense recognition for the fair value of share based compensation awards, such as stock options, restricted stock, and performance based shares. This standard allows management to establish modeling assumptions as to the expected stock price volatility, option terms, forfeiture rates and dividend rates which directly impact estimated fair value. The accounting standard also allows for the use of alternative option pricing models which may impact fair value as determined. The Company’s practice is to utilize reasonable and supportable assumptions.

RESULTS OF OPERATIONS

Earnings Summary

For the nine months ended September 30, 2013, the Company’s net income was $35.0 million, a 40% increase over the $25.1 million for the nine months ended September 30, 2012. Net income available to common shareholders was $34.6 million ($1.35 per basic common share and $1.31 per diluted common share), as compared to $24.7 million ($1.09 per basic common share and $1.07 per diluted common share) for the same nine month period in 2012, a 40% increase.

For the three months ended September 30, 2013, the Company reported net income of $11.8 million for the quarter ended September 30, 2013, a 22% increase over the $9.7 million net income for the quarter ended September 30, 2012. Net income available to common shareholders for the quarter ended September 30, 2013 increased 22% to $11.6 million ($0.45 per basic common share and $0.44 per diluted common share), as compared to $9.5 million ($0.41 per basic common share and $0.40 per diluted common share) for the same period in 2012.

Per share amounts for periods ending prior to June 30, 2013 have been adjusted to give effect to the 10% common stock dividend paid on June 14, 2013.

The increase in net income for the nine months ended September 30, 2013 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 17% over the same period in 2012 and to improved credit quality, resulting in reduced provision expense and lower charge-offs. Net interest income growth in the first nine months of 2013 versus 2012 of 14% was due to average earning asset growth of 16% and a favorable net interest margin of 4.25%. Noninterest income increased by 33% for the first nine months of 2013 compared to same period in 2012.

For the nine months ended September 30, 2013, the Company reported an annualized return on average assets (“ROAA”) of 1.38% as compared to 1.15% for the nine months of 2012, while the annualized return on average common equity (“ROAE”) was 14.79% in 2013, as compared to 14.21% for the same nine month period in 2012. The higher ROAA and ROAE ratios for the nine months of 2013 as compared to 2012 was due primarily to higher noninterest income, improved credit quality and cost management

For the three months ended September 30, 2013, the Company reported an ROAA of 1.35% as compared to 1.27% for the three months ended September 30, 2012. The ROAE for the quarter ended September 30, 2013 was 14.37%, as compared to 15.20% for the quarter ended September 30, 2012. The higher ROAA ratio for the third quarter of 2013 as compared to 2012 was due primarily to strong earning asset growth and improved credit quality, and resulting lower provision expense. The lower ROAE ratio for the third quarter of 2013 as compared to 2012 was attributable in part to the additional capital raised during the at the market equity offering and following an underwritten offering which occurred primarily during the third and fourth quarters of 2012.

The net interest spread increased by 2 basis points for the first nine months in 2013 (4.06% versus 4.04%) as compared to 2012, as the Company has managed its cost of funds aggressively and been very disciplined in setting new loan rates. The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, decreased modestly from 4.32% for the nine months ended September 30, 2012 to 4.25% for the nine months ended September 30, 2013. This decline was due to average interest rates being lower in 2013 which reduced the value of noninterest sources. For the first nine months in 2013 the Company has been able to maintain its loan portfolio yields relatively close to 2012 levels (5.55% versus 5.69%) due to disciplined loan pricing practices, and to reduce its cost of funds (0.39% versus 0.51%), while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. Average earning assets yields were lower by 19 basis points (4.64% versus 4.83%). This decline in average earning asset yields compares to a larger decline of 21 basis points (from 0.79% to 0.58%) in the cost of interest bearing liabilities. A lower mix of average loans as a percentage of total earning assets (from 78% to 77%) and higher average liquidity during the nine months ended September 30, 2013, as compared to the same period in 2012, were the primary contributors to the decline in average earning asset yields in the first nine months of 2013 versus 2012.

The net interest spread declined by 5 basis points for the three months ended September 30, 2013 (4.13% versus 4.18%) as compared to 2012, as the Company has seen minor compression in its loan yields in a highly competitive environment for new loans. The net interest margin declined from 4.44% for the three months ended September 30, 2012 to 4.31% for the three months ended September 30, 2013, a 13 basis point decrease, more than the change in net interest spread as the value of noninterest sources (18 basis points versus 26 basis points) was impacted by lower average market interest rates in the third quarter of 2013 as compared to the third quarter of 2012. The average rate on earning assets for the three months ended September 30, 2013 decreased by 23 basis points from 4.89% to 4.66%. Average loan yields declined by 18 basis points (from 5.66% to 5.48%), while the mix of average loans declined from 78% to 77% of average earning assets. Average investment yields increased by 15 basis points (from 2.17% to 2.32%). The cost of interest bearing liabilities for the three months ended September 30, 2013 as compared to 2012 decreased by 18 basis points from 0.71% to 0.53%. The combination of a 5 basis point decrease in the net interest spread and an 8 basis point decline in the value of noninterest sources resulted in the 13 basis point decrease in the net interest margin in the third quarter of 2013 as compared to the same period in 2012.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have declined. This factor has been significant to overall earnings performance in 2013 as net interest income experienced gains of 14% and 10% respectively for the nine and three month periods ended September 30, 2013.

In order to fund growth in average loans of 15% over the nine months ended September 30, 2013 as compared to the same period in 2012, as well as sustain significant liquidity, the Company has relied primarily upon core deposit growth, but also utilized increased levels of brokered and wholesale deposits in the fourth quarter of 2012, with reduced usage in 2013. The major component of the growth in core deposits has been growth in money market accounts and noninterest bearing deposits primarily as a result of effectively building new and enhanced client relationships. Average growth of total deposits was 16% for the nine months of 2013 as compared to the same period in 2012. The portion of deposits represented by brokered deposits was 17% at September 30, 2013 and September 30, 2012.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, was stable at 77% of average earning assets in the first nine months of 2013, as compared to 78% of average earning assets in the first nine months of 2012. The higher growth of average funding sources as compared to loans has added average liquidity to the balance sheet for the first nine months of 2013 versus 2012 ($306 million versus $162 million). For the first nine months of 2013, as compared to the same period in 2012, average loans held for sale, decreased $13.6 million, an 11% decrease, due to lower residential mortgage loan refinancing activity. For the first nine months of 2013, as compared to the same period in 2012, average loans, excluding loans held for sale, increased $342.9 million, a 15% increase. The increase in average loans in the nine months of 2013 as compared to the first nine months of 2012 is primarily attributable to growth in both commercial and industrial, investment commercial real estate and construction loans. As noted above, increases in average deposits in the first nine months of 2013, as compared to the first nine months of 2012, is attributable to growth in money market accounts and noninterest bearing deposits. Average investment securities for the nine month periods ended September 30, 2013 and 2012 amounted to 10% and 12% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 13% of average earning assets in the first nine months of 2013 as compared to 11% for the same period in 2012, as higher average asset liquidity was maintained.

The provision for credit losses was $7.1 million for the first nine months of 2013 as compared to $12.1 million in 2012. The lower provisioning is due to a combination of lower net charge-offs, a lower level of nonperforming loans and overall improvement in asset quality. For the nine months ended September 30, 2013, net charge-offs totaled $4.9 million (0.25% of average loans) compared to $6.1 million (0.37% of average loans) for the nine months ended September 30, 2012, a dollar decline of 20%. Net charge-offs in the nine months ended September 30, 2013 were primarily attributable to charge-offs of commercial and industrial loans ($2.6 million), construction loans ($1.3 million), the unguaranteed portion of SBA loans ($620 thousand), commercial real estate loans ($227 thousand) and home equity and consumer loans ($102 thousand).

The provision for credit losses was $1.4 million for the three months ended September 30, 2013 as compared to $3.6 million for the three months ended September 30, 2012. Net charge-offs of $1.3 million in the third quarter of 2013 represented 0.20% of average loans, excluding loans held for sale, as compared to $2.1 million or 0.36% of average loans, excluding loans held for sale, in the third quarter of 2012, a 38% dollar decline. Net charge-offs in the third quarter of 2013 were attributable to commercial and industrial loans ($722 thousand), construction loans ($294 thousand), the unguaranteed portion of SBA loans ($158 thousand) and commercial real estate loans ($118 thousand). The lower provisioning in the third quarter of 2013, as compared to the third quarter of 2012, is due to a combination of lower net charge-offs, and overall improved asset quality in the loan portfolio.

At September 30, 2013, the allowance for credit losses represented 1.42% of loans outstanding, as compared to 1.50% at December 31, 2012, and 1.48% at September 30, 2012. The allowance for credit losses was 144% of nonperforming loans at September 30, 2013, as compared to 122% at December 31, 2012, and 110% at September 30, 2012. The slight decrease in the allowance for credit losses as a percentage of total loans at September 30, 2013, as compared to June 30, 2013, from 1.47% to 1.42%, is due to increased loan growth, and overall improved credit quality in the loan portfolio at September 30, 2013.

Total noninterest income for the first nine months of 2013 was $20.4 million compared to $15.3 million in 2012, an increase of 33.4%. This increase was due primarily to a $2.0 million increase in gains realized on the sale of residential loans, a $1.5 million increase in gains realized on the sale of SBA loans, a $449 thousand increase on service charges on deposit accounts and a $1.3 million increase on other noninterest income due primarily to increased loan related fees and annuity income. Additionally bank owned life insurance income increased due to new investments. Investment gains were $23 thousand in 2013 and $765 thousand in 2012. A $529 thousand loss on the early extinguishment of debt was recorded in September of 2012 due to the restructuring of a Federal Home Loan Bank advance. Excluding investment securities gains and the loss on the early extinguishment of debt, total noninterest income was $20.4 million for the nine months of 2013, as compared to $15.1 million for 2012, a 35% increase, and represented 16% of total revenue for the first nine months of 2013 as compared to 14% in the first nine months of 2012.

Total noninterest income for the three months ended September 30, 2013 increased to $5.2 million from $4.9 million for the three months ended September 30, 2012, an 8% increase. This increase was primarily due to a combination of an increase in service charges income of $127 thousand, higher income from bank owned life insurance of $131 thousand, higher loan fees and annuity income of $268 thousand, and higher income from sales of SBA loans of $323 thousand, partially offset by lesser gains on the sale of residential mortgage loans of $529 thousand. A $529 thousand loss on the early extinguishment of debt was recorded in September of 2012 due to the restructuring of a Federal Home Loan Bank advance. There were no investment securities gains for the third quarter of 2013, as compared to investment gains of $464 thousand for the third quarter of 2012. Excluding investment securities gains and the loss on the early extinguishment of debt in the third quarter of 2012, total noninterest income was $5.2 million for the third quarter of 2013, as compared to $4.9 million for the third quarter of 2012, an increase of 7%.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, improved to 49.85% for the nine months ended September 30, 2013 from 52.00% for the same period in 2012. As a percentage of average assets, total noninterest expenses improved to 2.48% for the first nine months in 2013 from 2.58% for the same period in 2012. Total noninterest expenses were $63.1 million for the first nine months of 2013, as compared to $56.2 million for 2012, a 12% increase. Cost increases for salaries and benefits were $3.2 million, primarily due to increased salaries, incentive compensation and benefits increases, and staffing increases resulting from additional lending and branch personnel. Premises and equipment expenses were $1.4 million higher due primarily to the cost of three new branch offices and increases in leasing costs. Data processing costs increased by $1.2 million due to system enhancements and increased customer transaction expenses. Decreases in legal and professional fees of $729 thousand were due primarily to declines in collection costs related to problem loans. FDIC insurance premiums were $227 thousand higher due to growth in total assets. Other expenses increased for the first nine months of 2013 versus 2012 by $1.7 million, due primarily to a nonrecurring expense and increased OREO related costs.

Total noninterest expenses totaled $21.7 million for the three months ended September 30, 2013, as compared to $19.1 million for the three months ended September 30, 2012, a 13% increase. Cost increases for salaries and benefits were $1.4 million, due to staffing increases primarily as a result of growth since September 30, 2012 in commercial lending and branch personnel, merit and benefit cost increases, and increases in incentive compensation. Premises and equipment expenses were $660 thousand higher, due to the cost of two new branch offices and increases in leasing costs. Data processing expenses increased by $320 thousand due to system enhancements and increased customer transaction expenses. The increase in other expenses of $267 thousand was due primarily to costs related to OREO property and other losses. As a percentage of average assets, total noninterest expense improved to 2.48% for the third quarter in 2013 as compared to 2.51% for the same period in 2012. The efficiency ratio increased to 51.68% for the third quarter of 2013, as compared to 50.07% for the third quarter of 2012.

The ratio of common equity to total assets increased from 9.00% at September 30, 2012 to 9.29% at September 30, 2013 due primarily to strong earnings and successful capital raises. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first nine months of 2013, net interest income increased 14% over the same period for 2012. Average loans increased $342.9 million and average deposits increased by $400.1 million. The net interest margin was 4.25% for the nine months of 2013, as compared to 4.32% for the nine months of 2012. The Company has been able to maintain its loan yields in 2013 close to 2012 levels due to loan pricing practices, and has been able to reduce its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and expand client relationships. The Company believes its net interest margin remains favorable to peer banking companies.

Net interest income increased 10% for the three months ended September 30, 2013 over the same period for 2012. Average loans increased $322.4 million and average deposits increased by $367.7 million. For the three months ended September 30, 2013 the net interest margin was 4.31% as compared to 4.44% for the three months ended September 30, 2012.

The tables below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three and nine months ended September 30, 2013 and 2012. Included in the tables is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spreads) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$289,647	$182	0.25%	$137,265	$83	0.24%
Loans held for sale (1)	63,579	590	3.71%	158,011	1,403	3.55%
Loans (1) (2)	2,668,429	36,867	5.48%	2,346,046	33,402	5.66%
Investment securities available for sale (2)	355,358	2,082	2.32%	318,584	1,735	2.17%
Federal funds sold	6,534	3	0.18%	18,044	13	0.29%
Total interest earning assets	3,383,547	39,724	4.66%	2,977,950	36,636	4.89%

Total noninterest earning assets	123,385			78,731
Less: allowance for credit losses	39,739			34,097
Total noninterest earning assets	83,646			44,634
TOTAL ASSETS	$3,467,193			$3,022,584

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$102,153	$74	0.29%	$113,162	$64	0.22%
Savings and money market	1,571,804	1,453	0.37%	1,198,955	1,385	0.46%
Time deposits	454,134	1,017	0.89%	427,829	1,273	1.18%
Total interest bearing deposits	2,128,091	2,544	0.47%	1,739,946	2,722	0.62%
Customer repurchase agreements	97,290	64	0.26%	81,916	68	0.33%
Other short-term borrowings	-	-	-	2,065	2	-
Long-term borrowings	39,300	413	4.11%	48,974	536	4.29%
Total interest bearing liabilities	2,264,681	3,021	0.53%	1,872,901	3,328	0.71%

Noninterest bearing liabilities:
Noninterest bearing demand	811,614			832,076
Other liabilities	13,652			11,535
Total noninterest bearing liabilities	825,266			843,611

Shareholders’ equity	377,246			306,072
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,467,193			$3,022,584

Net interest income		$36,703			$33,308
Net interest spread			4.13%			4.18%
Net interest margin			4.31%			4.44%

(1)

Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $1.9 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively.

(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$306,037	$564	0.25%	$161,840	$298	0.25%
Loans held for sale (1)	111,188	2,858	3.43%	124,736	3,345	3.58%
Loans (1) (2)	2,569,721	106,621	5.55%	2,226,837	94,816	5.69%
Investment securities available for sale (2)	337,218	5,589	2.22%	337,325	5,279	2.09%
Federal funds sold	7,521	10	0.18%	18,721	41	0.29%
Total interest earning assets	3,331,685	115,642	4.64%	2,869,459	103,779	4.83%

Total noninterest earning assets	99,956			76,902
Less: allowance for credit losses	38,912			32,144
Total noninterest earning assets	61,044			44,758
TOTAL ASSETS	$3,392,729			$2,914,217

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$103,526	$226	0.29%	$89,529	$195	0.29%
Savings and money market	1,481,309	4,294	0.39%	1,139,957	4,419	0.52%
Time deposits	492,609	3,602	0.98%	485,043	4,516	1.24%
Total interest bearing deposits	2,077,444	8,122	0.52%	1,714,529	9,130	0.71%
Customer repurchase agreements	97,088	197	0.27%	95,644	250	0.35%
Other short-term borrowings	31	-	-	728	2	-
Long-term borrowings	39,300	1,247	4.18%	49,191	1,605	4.29%
Total interest bearing liabilities	2,213,863	9,566	0.58%	1,860,092	10,987	0.79%

Noninterest bearing liabilities:
Noninterest bearing demand	794,173			756,979
Other liabilities	15,494			8,735
Total noninterest bearing liabilities	809,667			765,714

Shareholders’ equity	369,199			288,411
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,392,729			$2,914,217

Net interest income		$106,076			$92,792
Net interest spread			4.06%			4.04%
Net interest margin			4.25%			4.32%

(1)

Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $5.6 million and $3.7 million for the nine months ended September 30, 2013 and 2012, respectively.

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

During the first nine months of 2013, the allowance for credit losses increased 2.2 million, reflecting $7.1 million in provision for credit losses and $4.9 million in net charge-offs during the period. The provision for credit losses was $7.1 million for the nine months ended September 30, 2013 as compared to $12.1 million for the nine months ended September 30, 2012. At September 30, 2013, the allowance for credit losses represented 1.42% of loans outstanding, compared to 1.50% at December 31, 2012 and 1.48% at September 30, 2012. The lower provisioning in the first nine months of 2013, as compared to the first nine months of 2012, is due to a combination of lower net charge-offs, a lower level of nonperforming loans and overall improvement in asset quality. Net charge-offs of $4.9 million represented 0.25% of average loans, excluding loans held for sale, in the first nine months of 2013, as compared to $6.1 million or 0.37% of average loans, excluding loans held for sale, for the same period of 2012.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012
Balance at beginning of year	$37,492	$29,653
Charge-offs:
Commercial	3,380	1,831
Investment - commercial real estate	227	1,189
Owner occupied - commercial real estate	-	350
Real estate mortgage - residential	-	300
Construction - commercial and residential	2,010	2,544
Construction - C&I (owner occupied)	-	-
Home equity	54	511
Other consumer	63	37
Total charge-offs	5,734	6,762

Recoveries:
Commercial	139	69
Investment - commercial real estate	-	18
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	-
Construction - commercial and residential	681	480
Construction - C&I (owner occupied)	-	-
Home equity	9	71
Other consumer	6	2
Total recoveries	835	640
Net charge-offs	4,899	6,122

Additions charged to operations	7,094	12,051

Balance at end of period	$39,687	$35,582

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.25%	0.37%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2013		December 31, 2012		September 30, 2012
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial	$11,646	25%	$9,412	22%	$9,368	23%
Investment - commercial real estate	9,856	37%	9,148	37%	8,723	39%
Owner occupied - commercial real estate	2,987	12%	2,781	12%	2,491	13%
Real estate mortgage - residential	610	3%	659	3%	-	2%
Construction - commercial and residential	11,662	18%	12,671	21%	12,580	18%
Construction - C&I (owner occupied)	818	1%	720	1%	423	1%
Home equity	1,745	4%	1,730	4%	1,702	4%
Other consumer	363	-	371	-	295	-
Unallocated	-	-	-	-	-	-
Total loans	$39,687	100%	$37,492	100%	$35,582	100%

(1)	Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings (“TDRs”) and other real estate owned, totaled $38.8 million at September 30, 2013, representing 1.11% of total assets, as compared to $36.0 million of nonperforming assets, or 1.06% of total assets, at December 31, 2012 and $37.3 million of nonperforming assets, or 1.25% of total assets, at September 30, 2012. The Company had no accruing loans 90 days or more past due at September 30, 2013, December 31, 2012 or September 30, 2012. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.42% of total loans at September 30, 2013, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had nine TDRs totaling $17.2 million at September 30, 2013, of which three loans totaling approximately $10.0 million were performing TDRs. During the nine months of 2013, there were three defaults totaling approximately $6.1 million on restructured loans, as compared to the nine months of 2012, when two TDRs totaling approximately $1.2 million defaulted on their restructured loans.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  The three nonperforming TDR were reclassified to nonperforming loans as of September 30, 2013. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There was one loan modified in a TDR during the three and nine months ended September 30, 2013. No loans were modified in a TDR during the three and nine months ended September 30, 2012.

Total nonperforming loans amounted to $27.5 million at September 30, 2013 (0.98% of total loans), compared to $30.7 million at December 31, 2012 (1.23% of total loans) and $32.4 million at September 30, 2012 (1.35% of total loans). The decrease in the ratio of nonperforming loans to total loans at September 30, 2013 as compared to September 30, 2012, is due to both a decrease in the amount of nonperforming loans and to an increase in the total loan portfolio.

Included in nonperforming assets at September 30, 2013 were $11.3 million of OREO, consisting of eight foreclosed properties. The Company had eleven foreclosed properties with a net carrying value of $5.3 million at December 31, 2012 and ten foreclosed properties with a net carrying value of $4.9 million at September 30, 2012. OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first nine months of 2013, nine foreclosed properties with a net carrying value of $4.0 million were sold for a net loss of $781 thousand. The increase in OREO at September 30, 2013, is due to the migration from nonperforming loans.

The following table shows the amounts of nonperforming assets at the dates indicated.

	September 30,		December 31,
(dollars in thousands)	2013	2012	2012
Nonaccrual Loans:
Commercial	$7,607	$5,282	$4,799
Investment - commercial real estate	3,081	3,647	3,458
Owner occupied - commercial real estate	6,426	2,374	2,578
Real estate mortgage - residential	895	713	699
Construction - commercial and residential	8,981	19,730	18,594
Construction - C&I (owner occupied)	-	-	-
Home equity	511	670	513
Other consumer	45	7	43
Accrual loans-past due 90 days	-	-	-
Total nonperforming loans (1)	27,546	32,423	30,684
Other real estate owned	11,285	4,923	5,299
Total nonperforming assets	$38,831	$37,346	$35,983

Coverage ratio, allowance for credit losses to total nonperforming loans	144.08%	109.74%	122.19%
Ratio of nonperforming loans to total loans	0.98%	1.35%	1.23%
Ratio of nonperforming assets to total assets	1.11%	1.25%	1.06%

(1)	Excludes performing TDRs totaling $10.0 million at September 30, 2013, $15.3 million at December 31, 2012 and $8.8 million at September 30, 2012.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At September 30, 2013, there were $16.4 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $16.4 million in potential problem loans at September 30, 2013 compared to $42.4 million at December 31, 2012, and $37.2 million at September 30, 2012.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance and other income.

Total noninterest income for the first nine months of 2013 was $20.4 million compared to $15.3 million in 2012, an increase of 33%. This increase was due primarily to a $2.0 million increase in gains realized on the sale of residential loans, a $1.5 million increase in gains realized on the sale of SBA loans, a $449 thousand increase on service charges on deposit accounts and a $1.3 million increase on other noninterest income due primarily to increased loan related fees and annuity income. Additionally bank owned life insurance income increased due to new investments. Investment gains were $23 thousand in 2013 and $765 thousand in 2012. A $529 thousand loss on the early extinguishment of debt was recorded in September of 2012 due to the restructuring of a Federal Home Loan Bank advance. Excluding investment securities gains and the loss on the early extinguishment of debt, total noninterest income was $20.4 million for the nine months of 2013, as compared to $15.1 million for 2012, a 35% increase, and represented 16% of total revenue for the first nine months of 2013 as compared to 14% in the first nine months of 2012.

Total noninterest income for the three months ended September 30, 2013 increased to $5.2 million from $4.9 million for the three months ended September 30, 2012, an 8% increase. This increase was primarily due to a combination of an increase in service charges income of $127 thousand, higher income from bank owned life insurance of $131 thousand, higher loan fees and annuity income of $268 thousand, and higher income from sales of SBA loans of $323 thousand, partially offset by lesser gains on the sale of residential mortgage loans of $529 thousand. A $529 thousand loss on the early extinguishment of debt was recorded in September of 2012 due to the restructuring of a Federal Home Loan Bank advance. There were no investment securities gains for the third quarter of 2013, as compared to investment gains of $464 thousand for the third quarter of 2012. Excluding investment securities gains and the loss on the early extinguishment of debt in the third quarter of 2012, total noninterest income was $5.2 million for the third quarter of 2013, as compared to $4.9 million for the third quarter of 2012, an increase of 7%.

For the nine months ended September 30, 2013, service charges on deposit accounts increased to $3.4 million from $2.9 million in the same period in 2012, an increase of 16%. For the three months ended September 30, 2013, service charges on deposit accounts increased $127 thousand, an increase of 13% from the same three month period in 2012. The increase for the nine and three month periods was due to growth in the number of accounts and fees collected related to surety bonds purchased to provide additional coverage to certain depositors following the expiration of unlimited noninterest bearing deposit insurance coverage.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $11.4 million for the nine months ended September 30, 2013 compared to $9.5 million in the same period in 2012, due primarily to higher refinancing loan volume due to lower market interest rates. For the three months ended September 30, 2013 and 2012 gains on the sales of residential mortgages were $2.5 million and $3.0 million, respectively, as refinancing activity declined during the third quarter of 2013 due to increases in interest rates. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. The reserve amounted to $110 thousand at September 30, 2013 and is included in other liabilities on the Consolidated Balance Sheets. There were no repurchases due to fraud by the borrower during the nine months ended September 30, 2013. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its current practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $1.9 million and $453 thousand for the nine and three months ended September 30, 2013 compared to $389 thousand and $130 thousand for the same nine and three month periods in 2012. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Other income totaled $3.3 million for the nine months ended September 30, 2013 as compared to $2.0 million for the same period in 2012, an increase of 63%. ATM fees increased from $706 thousand for the nine months ended September 30, 2012 to $791 thousand for the same period in 2013, a 12% increase. Noninterest loan fees increased from $833 thousand for the nine months ended September 30, 2012 to $1.7 million for the same period in 2013, a 106% increase. Other noninterest fee income was $742 thousand for the nine months ended September 30, 2013 compared to $312 thousand for the same period in 2012, a 138% increase.

Other income totaled $952 thousand for the three months ended September 30, 2013 as compared to $684 thousand for the same period in 2012, an increase of 39%. ATM fees increased from $239 thousand for the three months ended September 30, 2012 to $278 thousand for the same period in 2013, a 17% increase. SBA servicing fees for the three months ended September 30, 2013 decreased from $42 thousand for the three months ended September 30, 2012 to $7 thousand for the same period in 2013, a decrease of 83%. Noninterest loan fees increased from $324 thousand for the three months ended September 30, 2012 to $464 thousand for the same period in 2013, a 43% increase. Other noninterest fee income was $204 thousand for the three months ended September 30, 2013 compared to $80 thousand for the same period in 2012, a 154% increase.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expenses were $63.1 million for the nine months ended September 30, 2013, as compared to $56.2 million for the nine months ended September 30, 2012, a 12% increase. Total noninterest expenses were $21.7 million for the three months ended September 30, 2013, as compared to $19.1 million for the three months ended September 30, 2012, a 13% increase.

Salaries and employee benefits were $34.7 million for the nine months ended September 30, 2013, as compared to $31.5 million for 2012, a 10% increase. Salaries and employee benefits were $12.2 million for the three months ended September 30, 2013, as compared to $10.8 million for 2012, a 13% increase. Cost increases for salaries and benefits for both the nine and three month periods were primarily due to salary increases, incentive compensation and benefits increases. At September 30, 2013, the Company’s full time equivalent staff numbered 383, as compared to 393 at December 31, 2012 and 394 at September 30, 2012.

Premises and equipment expenses amounted to $8.9 million for the nine months ended September 30, 2013 as compared to $7.5 million for the same period in 2012, a 19% increase. Premises and equipment expenses amounted to $3.2 million for the three months ended September 30, 2013 as compared to $2.6 million for the same period in 2012, a 26% increase. For both the nine and three month periods premises and equipment expenses were higher due primarily to the cost of new branch offices and increases in leasing costs. Additionally, for the nine and three months ended September 30, 2013, the Company recognized $37 thousand and $8 thousand of sublease revenue as compared to $72 thousand and $25 thousand for the same period in 2012. The sublease revenue is a direct offset of premises and equipment expenses.

Marketing and advertising expenses decreased from $1.3 million for the nine months ended September 30, 2012 to $1.2 million for the same period in 2013, a 13% decrease. Marketing and advertising expenses decreased from $497 thousand for the three months ended September 30, 2012 to $426 thousand for the same period in 2013, a 14% decrease.  The primary reason for the decrease in both the nine and three month periods was a reduction in advertising campaigns and the related design expenses and printing of collateral materials.

Data processing expenses increased from $3.3 million for the nine months ended September 30, 2012 to $4.5 million in the same period in 2013, a 36% increase. Data processing expenses increased from $1.1 million for the three months ended September 30, 2012 to $1.4 million in the same period in 2013, a 30% increase. The increase in expense for both the nine and three month periods was due to infrastructure enhancements and expanded customer transaction expenses.

Legal, accounting and professional fees decreased from $3.3 million for the nine months ended September 30, 2012 to $2.6 million in the same period in 2013, a 22% decrease. Legal, accounting and professional fees decreased from $1.1 million for the three months ended September 30, 2012 to $984 thousand in the same period in 2013, an 8% decrease. The decrease in expense for both the nine and three month periods was primarily due to the decline in collection costs related to the resolution of problem loans.

FDIC insurance premiums were $1.8 million for the nine months ended September 30, 2013, as compared to $1.6 million in 2012, a 15% increase. FDIC insurance premiums were $584 thousand for the three months ended September 30, 2013, as compared to $485 thousand in 2012, a 20% increase. The increase for both the nine and three month periods were due to the increase in average assets, which is a principal factor in the calculation of the amount of insurance premiums.

For the nine months ended September 30, 2013, other expenses amounted to $9.4 million as compared to $7.7 million for the same period in 2012, an increase of 23%. For the three months ended September 30, 2013, other expenses amounted to $2.9 million as compared to $2.6 million for the same period in 2012, an increase of 10%. The major components of cost in this category include insurance expense, deposit fees, OREO expenses and other losses. The increase for the nine month period ended September 30, 2013 compared to the same period in 2012 was primarily due to a nonrecurring loss and $1.2 million of OREO related costs. The increase for the three month period ended September 30, 2013 compared to the same period in 2012 was primarily due to $246 thousand of other losses and $532 thousand of OREO related costs.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 37.9% for the nine months ended September 30, 2013 as compared to 37.0% for the same period in 2012. For the third quarter of 2013 the effective tax rate was 37.8% compared to 37.2% for the same period in 2012. The higher effective tax rate for the nine and three month periods ended September 30, 2013 relates to a higher marginal tax rate resulting from a higher level of taxable income relative to income exempt from taxation.

FINANCIAL CONDITION

Summary

At September 30, 2013, total assets were $3.50 billion, compared to $2.98 billion at September 30, 2012, an 18% increase. As compared to December 31, 2012, total assets at September 30, 2013 increased by $95 million, or 3%. Total loans (excluding loans held for sale) were $2.80 billion at September 30, 2013 compared to $2.40 billion at September 30, 2012, a 17% increase. As compared to December 31, 2012, total loans at September 30, 2013 increased by $303.8 million, a 12% increase. Total deposits were $2.98 billion at September 30, 2013, compared to deposits of $2.51 billion at September 30, 2012, a 19% increase. As compared to December 31, 2012, total deposits at September 30, 2013 increased by $86.8 million, a 3% increase. The level of deposit gains year-to-date in 2013 was significantly impacted by the loss of $130 million from one bankruptcy trustee relationship in March 2013 related to the expiration of the TAG program. Loans held for sale amounted to $39.2 million at September 30, 2013 as compared to $171.2 million at September 30, 2012, a 77% decrease resulting from declines in mortgage activity due to inceased interest rates in the third quarter. As compared to December 31, 2012 loans held for sale decreased by $187.7 million, an 83% decrease.

The investment portfolio totaled $355.8 million at September 30, 2013, a 20% increase from the $296.4 million balance at September 30, 2012. As compared to December 31, 2012, the investment portfolio at September 30, 2013 increased by $56.0 million, a 19% increase. Total borrowed funds (excluding customer repurchase agreements) were $39.3 million at September 30, 2013, September 30, 2012 and December 31, 2012. Total shareholders’ equity increased to $382.1 million at September 30, 2013, compared to $324.4 million and $350.0 million at September 30, 2012 and December 31, 2012, respectively, reflecting growth in retained earnings and common stock raises completed in October 2012.

Loans, net of amortized deferred fees and costs, at September 30, 2013, December 31, 2012 and September 30, 2012 by major category are summarized below.

	September 30, 2013		December 31, 2012		September 30, 2012
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$682,413	25%	$545,070	22%	$534,133	23%
Investment - commercial real estate	1,039,775	37%	914,638	37%	942,770	39%
Owner occupied - commercial real estate	334,078	12%	297,857	12%	306,148	13%
Real estate mortgage - residential	79,061	3%	61,871	3%	57,952	2%
Construction - commercial and residential	507,653	18%	533,722	21%	437,954	18%
Construction - C&I (owner occupied)	35,612	1%	28,808	1%	14,739	1%
Home equity	108,889	4%	106,844	4%	98,930	4%
Other consumer	9,359	-	4,285	-	5,043	-
Total loans	2,796,840	100%	2,493,095	100%	2,397,669	100%
Less: Allowance for Credit Losses	(39,687)		(37,492)		(35,582)
Net loans	$2,757,153		$2,455,603		$2,362,087

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

Loans outstanding reached $2.80 billion at September 30, 2013, an increase of $303.8 million or 12% as compared to $2.49 billion at December 31, 2012, and increased $399.2 million or 17% as compared to $2.40 billion at September 30, 2012. Competition for quality loans remains significant in the market. The loan growth in the first nine months of 2013 was predominantly in the commercial segments of the portfolio. Commercial real estate in the Bank’s market area has remained solid, with values generally stable to increasing. Well located multi-family properties in a number of sub-markets within the Bank’s market area are experiencing stable to declining vacancy rates. Construction loans increased year over year as demand for new construction loans has increased, and the Bank is selectively evaluating projects.

The Bank has a significant concentration in real estate in its loan portfolio, with 3% in residential mortgages, 13% in owner occupied commercial mortgages and construction loans, and 55% in investment commercial real estate and construction commercial and residential loans. Real estate also serves as collateral for loans made for other purposes, resulting in 79% of loans being secured by real estate.

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

For the nine months ended September 30, 2013, noninterest bearing deposits increased $17.2 million as compared to December 31, 2012, while interest bearing deposits increased by $69.4 million during the same period. As earlier noted, a large noninterest bearing trustee deposit relationship (which amounted to approximately $130 million) was withdrawn in the quarter ended March 31, 2013, related directly to expiration of unlimited deposit insurance after December 31, 2012. Average total deposits for the nine months of 2013 were $2.87 billion, as compared to $2.47 billion for the same period in 2012, a 16% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits. At September 30, 2013, total deposits included $410.7 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 14% of total deposits. At December 31, 2012, total deposits (excluding the CDARS and ICS two-way) included $474.2 million of brokered deposits, which represented 16% of total deposits. The CDARS and ICS two-way component represented $108.5 million, or 4% of total deposits and $92.5 million or 3% of total deposits at September 30, 2013 and December 31, 2012, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At September 30, 2013, the Company had $898.8 million in noninterest bearing demand deposits, representing 30% of total deposits, compared to $881.4 million of noninterest bearing demand deposits at December 31, 2012 or 30% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $82.3 million at September 30, 2013 compared to $101.3 million at December 31, 2012. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at September 30, 2013 and December 31, 2012. The Bank had $35.3 million of borrowings outstanding under its credit facility from the FHLB at September 30, 2013 and December 31, 2012. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential and commercial mortgage and home equity loan portfolios.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $40 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at September 30, 2013 or December 31, 2012. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company has issued an aggregate of $9.3 million of subordinated notes, due 2021. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $40 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at September 30, 2013. Additionally, the Bank can purchase up to $127.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at September 30, 2013 and can obtain unsecured funds under one-way CDARS brokered deposits in the amount of $523.2 million, against which there was $7.7 million outstanding at September 30, 2013. The Bank has a commitment at September 30, 2013 from the Promontory Interfinancial Network to place up to $300.0 million of brokered deposits from its Insured Network Deposit (“IND”) program with the Bank in amounts requested by the Bank, as compared to an actual balance of $147.0 million at September 30, 2013. At September 30, 2013, the Bank was also eligible to make advances from the FHLB up to $412.4 million based on collateral at the FHLB, of which $30 million was outstanding at September 30, 2013. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $339.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that except for periodic testing, this facility would be utilized for contingency funding only.

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

At September 30, 2013, under the Bank’s liquidity formula, it had $1.6 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at September 30, 2013 are as follows:

(dollars in thousands)
Unfunded loan commitments	$1,009,136
Unfunded lines of credit	79,935
Letters of credit	66,521
Total	$1,155,592

Unfunded loan commitments are agreements whereby the Bank has made a commitment and the borrower has accepted the commitment to lend to a customer as long as there is satisfaction of the terms or conditions established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee before the commitment period is extended.  In many instances, borrowers are required to meet performance milestones in order to draw on a commitment as is the case in construction loans, or to have a required level of collateral in order to draw on a commitment, as is the case in asset based lending credit facilities.  Since commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.

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

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and repricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives. During the three and nine months ended September 30, 2013, the Company was able to both manage its net interest income to a reasonable level and sustain its overall interest rate risk position.

The Company, through its ALCO, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to (i) manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should rates remain at current levels and (ii) to mitigate extension risk should rates increase. The percentage mix of municipal securities has been stable at about 26% at both September 30, 2013 and June 30, 2013, but was increased slightly from 25% at December 31, 2012, as the relative value of these type investments seemed attractive. In the third quarter of 2013, the investment portfolio balance continued to increase as higher average liquidity was deployed to these assets to meet planned objectives. The mix of the portfolio was maintained for both structured government guaranteed mortgaged backed securities and high quality municipal securities. The duration of the investment portfolio increased to 4.5 years at September 30, 2013 from 3.8 years at December 31, 2012, due to both a higher mix of municipal securities and slower prepayment speeds for higher coupon mortgaged backed securities.

In the loan portfolio, the re-pricing duration was 26 months at September 30, 2013, and 25 months at December 31, 2012, with fixed rate loans amounting to 44% of total loans at September 30, 2013, as compared to 43% at both December 31, 2012 and September 30, 2012. Variable and adjustable rate loans comprised 56% of total loans at September 30, 2013, as compared to 57% at December 31, 2012 and September 30, 2012. Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, the duration of the portfolio was 21 months at September 30, 2013, as compared to 26 months at December 31, 2012 and 24 months at September 30, 2012. The change since December 31, 2012 was due substantially to updating a decay rate analysis for non-maturing deposits. The growth of core deposits, which enhance franchise value and provide a stable funding source, added average liquidity and enhanced asset sensitivity to the balance sheet at September 30, 2013 as compared to September 30, 2012. The Company experienced core deposit growth of $86.8 million in the nine months ended September 30, 2013, in spite of a large deposit loss in March 2013 directly related to the expiration of unlimited deposit insurance as of January 1, 2013.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans has been increasing. A disciplined approach to loan pricing, together with loans floors existing in 50% of total loans (at September 30, 2013), has resulted in more stable loan yields over the past twelve months, as average loan yields have declined by just 18 basis points in the third quarter of 2013 as compared to the third quarter in 2012. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized loss before tax on the investment portfolio was $2.3 million at September 30, 2013 as compared to a net unrealized gain of $9.1 million at December 31, 2012, with $23 thousand of realized net gains recorded during the nine months ended September 30, 2013, with no net gains or losses during the quarter ended September 30, 2013. The net unrealized loss on the investment portfolio was due primarily to a substantial increase in interest rates in the later half of the second quarter of 2013, which reduced the fair market value of the portfolio at June 30, 2013. The unrealized loss position has been reduced in the third quarter of 2013, as market interest rates have declined slightly and the slower pace of residential mortgage loan prepayments has positively impacted fair market value of mortgaged backed securities.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from September 30, 2013. In addition to, analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at September 30, 2013, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at September 30, 2013 shows a moderate effect on net interest income (over the next 12 months) as well as to the economic value of equity when interest rates are shocked both down 100, and 200 basis points and up 100, 200, 300, and 400 basis points due substantially to the significant level of variable rate and repriceable assets and liabilities. The repricing duration of the investment portfolio at September 30, 2013 is 4.5 years, the loan portfolio 2.2 years, the interest bearing deposit portfolio 1.8 years and the borrowed funds portfolio 1.4 years.

The following table reflects the result of simulation analysis on the September 30, 2013 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+5.5%	+6.8%	-12.3%
+300	+2.7%	+1.7%	-9.9%
+200	-0.1%	-3.6%	-7.6%
+100	-1.5%	-6.0%	-4.5%
0	-	-	-
-100	-3.3%	-6.9%	-4.1%
-200	-5.6%	-11.9%	-7.7%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 20% for a 300 basis point change and 25% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at September 30, 2013 are not considered to be excessive. The negative impact of -1.5% in net interest income and -6.0% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio and to a lower level of expected residential mortgage sales activity.

For the analysis at September 30, 2013 as compared to December 31, 2012, the Company shortened its assumption of the duration of demand deposit and money market accounts based on analysis of more recent experience. Additionally, the analysis at September 30, 2013 as compared to December 31, 2012 increased the discount rate used to value demand deposits to better assess the higher operating cost factor of these type deposits. The impact of these assumption changes is to lower the core deposit value, which negatively impacts the market value of equity.

In the third quarter of 2013, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the lower level of asset liquidity at September 30, 2013 as compared to December 31, 2012, and accounting for the assumption changes in the deposit decay rate analysis noted above, the interest rate risk position at September 30, 2013 was similar to the interest rate risk position at December 31, 2012. As compared to December 31, 2012, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale declined by $307.2 million at September 30, 2013.

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

During the third quarter of 2013, average market interest rates increased as compared to the second quarter of 2013 and the yield curve steepened.

As compared to the third quarter of 2012, the average two year U.S. Treasury rate increased by 11 basis points from 0.25% to 0.36%, the average five year U.S. Treasury rate increased by 83 basis points from 0.66% to 1.49% and the average ten year U.S. Treasury rate increased by 108 basis points from 1.62% to 2.70%. In that environment, the Company was able to maintain its net interest spread for the third quarter of 2013 at 4.13% compared to 4.18% for the third quarter of 2012. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2012’s third quarter has been consistent with its risk analysis at December 31, 2012.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 88% of the Company’s revenue for the third quarter of 2013, as compared to 87% of the Company’s revenue for the third quarter of 2012.

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

At September 30, 2013, the Company had a positive GAP position of approximately $379.9 million or 10.8% of total assets out to three months and a positive cumulative GAP position of $353.2 million or 10.1% of total assets out to 12 months; as compared to a positive GAP position of approximately $542.4 million or 15.9% of total assets out to three months and a positive cumulative GAP position of approximately $559.6 million or 16.4% out to 12 months at December 31, 2012. The change in the positive GAP position at September, 2013, as compared to December 2012, was due substantially to the lower amount of asset liquidity on the balance sheet. The change in the GAP position at September 30, 2013 as compared to December 31, 2012 is not judged material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optimality within the balance sheet. The current position is within guideline limits established by the ALCO.

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

GAP Analysis

September 30, 2013

(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$18,472	$34,058	$87,197	$64,547	$162,802	$367,076
Loans (1)(2)	1,430,910	263,288	651,914	388,415	101,519	2,836,046
Fed funds and other short-term investments	212,366	-	-	-	-	212,366
Other earning assets	40,739	-	-	-	-	40,739
Total	$1,702,487	$297,346	$739,111	$452,962	$264,321	$3,456,227	$48,701	$3,504,928

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$36,672	$110,017	$293,018	$293,019	$166,105	$898,831
Interest bearing transaction	72,803	-	15,600	15,601	-	104,004
Savings and money market	1,077,040	-	230,796	230,794	-	1,538,630
Time deposits	53,816	214,028	139,884	34,866	-	442,594
Customer repurchase agreements and fed funds purchased	82,266	-	-	-	-	82,266
Other borrowings	-	-	-	39,300	-	39,300
Total	$1,322,597	$324,045	$679,298	$613,580	$166,105	$3,105,625	$17,203	$3,122,828
GAP	$379,890	$(26,699)	$59,813	$(160,618)	$98,216	$350,602
Cumulative GAP	$379,890	$353,191	$413,004	$252,386	$350,602

Cumulative gap as percent of total assets	10.84%	10.08%	11.78%	7.20%	10.00%

(1)	Includes loans held for sale.
(2)	Nonaccrual loans are included in the over 60 months category.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. Commercial real estate loans and construction, land and land development loans represent 386% and 140%, respectively of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $40 million for working capital purposes, to finance capital contributions to the Bank and to a more limited extent, finance capital contributions to ECV. The credit facility is secured by a first lien on a portion of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.75%. Interest is payable on a monthly basis. There were no amounts outstanding under this credit at September 30, 2013 and December 31, 2012.

The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. The dividend rate for the first eight dividend periods was one percent (1%). For the tenth calendar quarter, the dividend rate may be adjusted to between one percent (1%) and five percent (5%) per annum, to reflect the amount of change if any, in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than ten percent (10%), then the dividend rate payable on the Series B Preferred Stock would increase. For the eleventh calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%).

The Series B Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

On September 3, 2013 the Company amended the terms of the $9.3 million of subordinated notes dated August 30, 2010. Under the amendment, the maturity date is extended from September 30, 2016 to September 30, 2021 and the interest rate is changed from 10%, to a fixed interest rate of 8.5% until August 30, 2016 and thereafter at a fixed rate of interest equal to the then current yield on the 5 year U.S. Treasury Note plus 7.03%. The notes are intended to qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the currently applicable capital regulations. The payment of principal on the notes may only be accelerated upon the occurrence of certain bankruptcy or receivership related events relating to the Company or, to the extent permitted under capital rules to be adopted by the Federal Reserve Board pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, a major bank subsidiary of the Company.

Under current capital rules, the capital treatment of the notes must be phased out, at a rate of 20% of the original principal amount per year during the last five years of the term of the notes, commencing on October 1, 2016. Currently, $9.3 million of subordinated notes are includible as Tier 2 capital.

The actual capital amounts and ratios for the Company and Bank as of September 30, 2013, December 31, 2012 and September 30, 2012 are presented in the table below.

	Company		Bank		For Capital Adequacy	To Be Well Capitalized Under Prompt Corrective
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio	Purposes Ratio	Action Provision Ratio *
As of September 30, 2013
Total capital (to risk weighted assets)	$425,968	13.12%	$390,245	12.09%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	376,871	11.61%	350,624	10.86%	4.0%	6.0%
Tier 1 capital (to average assets)	376,871	10.89%	350,624	10.18%	3.0%	5.0%

As of December 31, 2012
Total capital (to risk weighted assets)	$381,808	12.20%	$350,609	11.25%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	338,138	10.80%	312,974	10.05%	4.0%	6.0%
Tier 1 capital (to average assets)	338,138	10.44%	312,974	9.70%	3.0%	5.0%

As of September 30, 2012
Total capital (to risk weighted assets)	$355,659	12.24%	$318,272	11.01%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	312,465	10.76%	282,600	9.77%	4.0%	6.0%
Tier 1 capital (to average assets)	312,465	10.36%	282,600	9.41%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At September 30, 2013 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

GAAP Reconciliation (Unaudited)

(dollars in thousands except per share data)

	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2013	December 31, 2012	September 30, 2012
Common shareholders' equity	$325,500	$293,376	$267,799
Less: Intangible assets	(3,597)	(3,785)	(3,895)
Tangible common equity	$321,903	$289,591	$263,904

Book value per common share	$12.62	$11.62	$11.05
Less: Intangible book value per common share	(0.14)	(0.15)	(0.16)
Tangible book value per common share	$12.48	$11.47	$10.89

Total assets	$3,504,928	$3,409,441	$2,976,188
Less: Intangible assets	(3,597)	(3,785)	(3,895)
Tangible assets	$3,501,331	$3,405,656	$2,972,293
Tangible common equity ratio	9.19%	8.50%	8.88%

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

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company's internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (2)
3.3	Bylaws of the Company (3)
4.1	Warrant to Purchase Common Stock (4)
4.2	Form of Subordinated Note due 2016(5)
4.3	Form of Amendment Agreement to Subordinated Note (filed herewith)
10.1	1998 Stock Option Plan (6)
10.2	Employment Agreement, dated September 1, 2011, between James H. Langmead and the Bank (7)
10.3	Employment Agreement, dated September 1, 2011, between Thomas D. Murphy and the Bank (8)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (9)
10.5	Employment Agreement, dated September 1, 2011, between Susan G. Riel and the Bank (10)
10.6	Fee Agreement between Robert P. Pincus and the Company (11)
10.7	2006 Stock Plan (12)
10.8	Employment Agreement, dated September 1, 2011, among Michael T. Flynn the Company and the Bank (13)
10.9	Employment Agreement, dated September 1, 2011, between Laurence E. Bensignor and the Bank (14)
10.10	Employment Agreement, dated September 1, 2011, between the Bank and Janice Williams (15)
10.11	2013 Senior Executive Incentive Plan (16)
10.12	Eagle Bancorp, Inc. 2011 Employee Stock Purchase Plan (17)
10.13	Employment Agreement dated as of February 23, 2012, between the Bank and Antonio F. Marquez (18)
10.14	Employment Agreement dated as of April 24, 2013, between the Bank and Virginia Heine (19)

10.15	First Amendment to Employment Agreement of Laurence E. Bensignor (20)
10.16	First Amendment to Employment Agreement of Michael T. Flynn (21)
10.17	First Amendment to Employment Agreement of James H. Langmead (22)
10.18	First Amendment to Employment Agreement of Antonio F. Marquez (23)
10.19	First Amendment to Employment Agreement of Thomas D. Murphy (24)
10.20	First Amendment to Employment Agreement of Susan G. Riel (25)
10.21	First Amendment to Employment Agreement of Janice Williams (26)
11	Statement Regarding Computation of Per Share Income
See Note 5 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) the Consolidated Statement of Financial Position at September 30, 2013, December 31, 2012 and September 30, 2012
(ii) the Consolidated Statement of Earnings for three and nine month periods ended September 30, 2013 and 2012
(iii) the Consolidated Statement of Comprehensive Income for three and nine month periods ended September 30, 2013 and 2012
(iv) the Consolidated Statement of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2013 and 2012
(v) the Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012
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

EAGLE BANCORP, INC.

Date: November 7, 2013	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: November 7, 2013	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company