Form 10-K
period 2013-12-31
EAGLE BANCORP INC
filed 2014-03-14
CIK 1050441

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 0-25923

Eagle Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-2061461 (I.R.S. Employer Identification Number)
7830 Old Georgetown Road, Third Floor, Bethesda, Maryland (Address of principal executive offices)	20814 (Zip Code)

        Registrant's telephone number, including area code: (301) 986-1800

        Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Capital Market

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2013 was approximately $503.0 million.

        As of March 12, 2014, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 25,953,207.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2014 are incorporated by reference in part III hereof.

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

        The Bank, a Maryland chartered commercial bank, which is a member of the Federal Reserve System, is the Company's principal operating subsidiary. It commenced banking operations on July 20, 1998. The Bank operates eighteen banking offices: seven in Montgomery County, Maryland located in Rockville (three), Bethesda, Silver Spring, Potomac and Chevy Chase; five located in the District of Columbia; and six in Northern Virginia located in Tysons Corner, Ballston, Rosslyn, Reston, Merrifield and Alexandria. The Bank may seeks additional banking offices consistent with its strategic plan, although there can be no assurance that the Bank will establish any additional offices, or that any branch office will prove to be profitable.

        The Bank has two active direct subsidiaries: Bethesda Leasing, LLC and Eagle Insurance Services, LLC. Bethesda Leasing, LLC holds title to and operates real estate owned and acquired through foreclosure. Eagle Insurance Services, LLC facilitates the placement of commercial and retail insurance products through a referral arrangement with The Meltzer Group, a large well known insurance brokerage within the Company's market area.

        The Bank operates as a community bank alternative to the super-regional financial institutions, which dominate its primary market area. The cornerstone of the Bank's philosophy is to provide superior, personalized service to its clients. The Bank focuses on relationship banking, providing each client with a number of services, familiarizing itself with, and addressing itself to, client needs in a proactive, personalized fashion. Management believes that the Bank's target market segments, small to medium-sized for profit and non-profit businesses and the consumer base working or living in and near of the Bank's market area, demand the convenience and personal service that a smaller, independent financial institution such as the Bank can offer. It is these themes of convenience and proactive personal service that form the basis for the Bank's business development strategies.

        Description of Services.    The Bank offers a full range of commercial banking services to its business and professional clients, as well as complete consumer banking services to individuals living or working in the service area. The Bank emphasizes providing commercial banking services to sole proprietorships, small and medium-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the Bank's primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves. The Bank also offers online banking, mobile banking and a remote deposit service, which allows clients to facilitate and expedite deposit transactions through the use of electronic devices.

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

        The Bank's consumer loans portfolio is comprised of home equity lines of credit that are structured with an interest only draw period followed either by a balloon maturity or a fully amortized repayment schedule. The Bank's consumer loan portfolio also includes first lien residential mortgage loans, although the Bank's general practice is to sell conforming first trust loans on a servicing and released to third party investors.

        The Bank has also developed significant expertise and commitment as a Small Business Administration ("SBA") lender and has been recognized as a top originator of such loans in our market area.

        The direct lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and general economic conditions, nationally and in the Bank's primary market area, have a significant impact on the Bank's and the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent the Bank makes fixed rate loans or variable rate loans with fixed rate floors, general increases in interest rates will tend to reduce the Bank's spread as the interest rates the Bank must pay for deposits may increase while interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans.

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

        The composition of the Bank's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. Owner occupied commercial real estate and owner occupied commercial real estate construction represent 12% of the loan portfolio. At December 31, 2013, non owner occupied commercial real estate and real estate construction represented approximately 57% of the loan portfolio. Accordingly, combined owner occupied and commercial real estate loans represent 69% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Bank is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 24% of the Bank's loan portfolio at December 31, 2013 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 1% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the uninsured portion of the credit. The Company generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

        Approximately 4% of the loan portfolio at December 31, 2013 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        The remaining 3% of the loan portfolio consists of residential home mortgage loans. These credits represent first liens on residential property loans originated by the Bank. While the Bank's general practice is to originate and sell (servicing released) loans made by its Residential Lending department, certain loan terms do not satisfy the requirements of third party investors and are instead maintained in the Bank's portfolio. Portfolio residential loans exhibit minimal credit risk.

        Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank's level of capital. At January 31, 2014, the Bank had a legal lending limit of $60.6 million. In accordance with internal lending policies, the Bank occasionally sells participations in its loans to other area banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients. The Bank has also participated loans to the Company until such time as the Bank could accommodate the participation within its internal lending limit or the loan could be participated to another lender. No loan participations to the Company are outstanding at December 31, 2013. The ability of the Company to assist the Bank with these credits has expanded the flexibility and service the Bank can offer its customers

        From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, ECV, which under its operating agreement conducts lending only to real estate projects, as to which the Company's directors or lending officers have significant expertise. Such loans may have higher risk characteristics than loans made by the Bank, such as lower priority security interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loan transactions carry a standard rate of current interest, but also earn additional interest based on a fixed rate or a percentage of the profits of the underlying project. Refer to the discussion under "Management's Discussion and Analysis—Noninterest Income" at page 49 and "Loan Portfolio" at page 55, for further information on the Company's and ECV's higher risk lending activities. At December 31, 2013, ECV had five outstanding loan transactions totaling $7.4 million.

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

        The Bank originates residential mortgage loans primarily as a correspondent lender. With only minor exceptions, the loans are presold to one of the designated investors at the time of application with intentions of immediate sale to that investor on a servicing released basis. This activity is managed by utilizing the available pricing, programs and lock periods, which produce market gains on the sale of the loan. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its investors, it also employs the services of the investor to underwrite the loans. Because the loans are originated within investor guidelines and designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods. In general, the Company may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default repurchase period varies by investor but can be up to approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. In certain instances, the Bank may provide equity loans (second position financing) in combination with residential first mortgage lending for purchase money and refinancing purposes. The Bank also brokers loan transactions with two investors, where the Bank refers, but does not underwrite and does not close the loan transaction. In this situation the Bank has no recourse liability for the loan.

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

        Construction loans require that the financial condition and experience of the general contractor and major subcontractors be satisfactory to the Bank. Guaranteed, fixed price construction contracts are required whenever appropriate, along with payment and performance bonds or completion bonds for certain larger scale projects.

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

        Construction draw requests generally must be presented in writing on American Institute of Architects documents and certified by the contractor, the borrower and the borrower's architect. Each draw request shall also include the borrower's soft cost breakdown certified by the borrower or its Chief Financial Officer. Prior to an advance, the Bank or its contractor inspects the project to determine that the work has been completed, to justify the draw requisition.

        Commercial permanent loans are secured by improved real property, which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. The debt service coverage ratio is ordinarily at least 1.15 to 1. As part of the underwriting process, debt service coverage ratios are stress tested assuming a 200 basis point increase in interest rates from their current levels.

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

        The Company's loan portfolio includes loans made for real estate Acquisition, Development and Construction ("ADC") purposes, including both income producing and owner occupied projects. ADC loans amounted to $608.8 million at December 31, 2013. The ADC loans containing loan funded interest reserves represent approximately 47% of the outstanding ADC loan portfolio at December 31, 2013. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

        Despite the less than robust economic recovery to date, the Company has not experienced any significant issues with increased vacancy rates or lower rents for income producing properties financed. The construction loan portfolio has remained solid, particularly in the area of well located residential and multifamily, as the housing market has continued to improve. The Washington, D.C. metropolitan area real estate market has been relatively strong, as compared to other markets in the U.S. However, the potential impact of disruptions in government spending patterns, i.e. sequestration, program cuts or terminations, and changes in geographic distribution of government spending, while very minimal to date, remains of concern. As a result the Company has maintained somewhat higher than pre-recession allocation factors for the allowance for loan losses ("ALLL") for the real estate loan portfolio. As part of its overall risk assessments, management carefully reviews the Bank's loan portfolio and general economic and market conditions on a regular basis and will continue to adjust both the specific and environmental reserve factors as necessary.

        Deposit services include business and personal checking accounts, NOW accounts, tiered savings and money market account and time deposits with varying maturity structures and customer options. A complete individual retirement account program is available. The Bank also participates in the Promontory Interfinancial Network, LLC ("Promontory") Certificate of Deposit Account Registry Service ("CDAR's") and its Insured Cash Sweep ("ICS") program, both of which networks function to assure full FDIC insurance. In cooperation with Goldman Sachs Asset Management, the Bank offers a Goldman Sachs Investment Sweep Account, a check writing cash management account that sweeps funds to one of several non-FDIC insured off-balance sheet investment accounts managed by Goldman Sachs.

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

        The Company and Bank have formalized an asset and liability management process and have a standing Asset Liability Committee ("ALCO") consisting both of outside and inside directors and senior management. The ALCO operates under established policies and practices, which are updated and re-approved annually. A typical Committee meeting includes discussion of current economic conditions and strategies, including interest rate trends and volumes positions, the current balance sheet and earnings position, cash flow estimates, liquidity positions and funding alternatives as necessary, interest rate risk position (quarterly), capital positions of the Company and Bank, reviews (and including independent reviews) of the investment portfolio of the Bank and the Company, and the approval of investment transactions. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. Government agency securities and high grade municipal securities. High risk investments and non-traditional investments are prohibited. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the ALCO, and mortgage backed pass through securities with average lives generally not to exceed eight years.

        The Bank's customer base has benefited from the extensive business and personal contacts of its Directors and Executive Officers. To introduce new customers to the Bank, enhanced reliance is expected on proactively designed officer calling programs, active participation in business organizations, and enhanced referral programs.

        Internet Access to Company Documents.    The Company provides access to its Securities and Exchange Commission ("SEC") filings through its web site at www.eaglebankcorp.com. After accessing the web site, the filings are available upon selecting "Investor Relations/SEC Filings/Documents." Reports available include the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC.

MARKET AREA AND COMPETITION

        The headquarters of the Company is located at 7830 Old Georgetown Road, Bethesda, Maryland 20814. The Bank's main branch office is located at 7815 Woodmont Avenue, Bethesda. The Bank has six additional Maryland offices, located at 110 North Washington Street, Rockville; 8665 Georgia Avenue, Silver Spring; 130 Rollins Avenue, Rockville; 9600 Blackwell Road, Rockville; 15 Wisconsin Circle, Chevy Chase; and 12505 Park Potomac Avenue, Potomac. There are five offices in Washington, D.C., located at 2001 K Street, NW; 1044 Wisconsin Ave, NW; 1228 Connecticut Ave, NW, 1425 K Street, NW; and 700 7th Street, NW. The Bank has six offices in Northern Virginia, located at 8601 Westwood Center Drive, Vienna; 4420 N. Fairfax Drive, Arlington; 1919 North Lynn St, Arlington; 12011 Sunset Hills Road, Reston; and 2905 District Avenue, Fairfax and 277 S. Washington Street, Alexandria, Virginia.

        The primary service area of the Bank is the Washington, D.C. metropolitan area. With a population of nearly 6,300,000, the region is the 5th largest market in the U.S. Total employment in the region is approximately 2,400,000. The region has one of the highest total job creation records of any market in the country with reported new job creation of more than 275,000 jobs since 2001 and 24,100 new jobs created in 2013. The Washington, D.C. metropolitan area contains a substantial federal workforce, as well as supporting a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants. The Gross Domestic Product ("GDP") for the metropolitan area in 2012 was reported at $449 billion. Of this amount, approximately $97 billion or 22% is spending by the government as of 2012. Other significant sectors include professional and business services, education, health and leisure and hospitality. The region also has a very active non-profit sector including trade associations, colleges and universities and major hospitals.

        Montgomery County, Maryland, with a total population of approximately 972,000 (2010) and occupying an area of about 500 square miles, borders Washington, D.C. to the north and is roughly 30 miles southwest of Baltimore. Montgomery County represents a diverse and healthy segment of Maryland's economy. Montgomery County is a thriving business center and is Maryland's most populous jurisdiction. Population in the county is expected to grow 4.5% between 2010 and 2015. While the State of Maryland boasts a demographic profile superior to the U.S. economy at large, the economy in and around Montgomery County is among the very best in Maryland. The number of jobs in Montgomery County has been relatively stable in the recent past with the public sector contributing about 20% of the employment. The unemployment rate in Montgomery County is among the lowest in the state at 4.5% (November 2013 preliminary). A very educated population has contributed to favorable median household income of $96,985 with the number of households totaling 379,003. According to the 2010 census update, approximately 57% of the County's residents (between 2008 and 2012) hold college or advanced degrees, placing the population of Montgomery County among the most educated in the nation. The area boasts a diverse business climate of over 34,000 businesses with 510,000 jobs in addition to a strong federal government presence. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector, and a legal, financial services and professional services sector. Major private employers include Adventist Healthcare, Lockheed Martin, Giant Food, and Marriott International. The county is also an incubator for firms engaged in biotechnology and the area has traditionally attracted significant amounts of venture capital. Transportation congestion remains the biggest threat to future economic development and the quality of life in the area.

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

        Washington, D.C. in addition to being the seat of the Federal Government is a vibrant city with a well-educated, diverse population. According to survey data from the latest U.S. Census, the estimated 2012 population of the District of Columbia is approximately 646,449, up from 601,723 in 2010. Median household income, at $64,267 between 2008 and 2012, is above the national median level of $53,046. The growth of residents in the city is due partially to improvements in the city's services and to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. As of 2010, the housing market has grown to over 300,241 units. As of July 2013, the absorption of condominium units in the District has continued at a satisfactory pace. While the Federal Government and its employees are a major factor in the economy, over 100 million square feet of commercial office space support a dynamic business community of more than 20,000 companies. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. Unemployment has declined slightly with the preliminary rate for November 2013 at 7.3%, which was down from 8.2% in November 2012. The disparity between the high level of unemployment among District residents and the strong employment trends reflects the high level of jobs held by residents of the surrounding suburban jurisdictions. The District has a well-educated and highly paid work force. The Federal Government accounts for approximately 30% of the employment and professional and business service firms provide an additional 21%. Other large employers include the many local universities and hospitals. Another significant factor in the economy is the leisure and hospitality industry, as Washington, D.C. remains a popular tourist destination for both national and international travelers.

        Fairfax County, Virginia is a large, affluent jurisdiction with an estimated population of approximately 1,118,602 as of 2012. This county covers about 395 square miles and is located west of Washington, D.C. Fairfax County is one of the leading technology centers in the United States. Ten Fortune 500 companies are headquartered in the county and 29 of the largest 100 technology federal contractors in the Washington metropolitan area are located in Fairfax County. The county has over 114 million square feet of office space and is one of the largest suburban office markets in the United States. The midyear 2013 office vacancy rate was 14.4%, below the national average of 16.9%, as measured in fourth quarter 2013. It is a thriving residential as well as business center with 388,452 households, which is expected to grow at about 3.5% between 2010 and 2015. The county is among the most affluent in the country with average annual household income of $109,383 per annum between 2008 and 2012. Total employment was over 569,388 as of 2011. Major companies headquartered in the county, which are also major employers, include Capital One Financial, CSC, Gannett, General Dynamics, Hilton Hotels, SAIC and Sallie Mae. The county is also home to several federal agencies including the CIA, Fort Belvoir and a major facility of the Smithsonian Institution.

        In 2011, the Company's footprint expanded into Arlington County, Virginia which has an estimated population of over 221,000 as of 2012. The county is made up of 26 square miles and is situated just west of Washington, D.C., directly across the Potomac River. There are approximately 92,992 households with a median household income of $102,459 between 2008 and 2012. There were over 165,649 employees as of June 2013, working predominantly in the public sector. Significant private sector employers include Deloitte, Lockheed Martin Corporation, Virginia Hospital Center and Marriott International, Inc. The preliminary unemployment rate was 3.2% as of November 2013. These numbers compare favorably to the region, the rest of Virginia and the U.S. Arlington County has approximately 39.7 million square feet of office space with a vacancy rate of approximately 16.5% as of January 2013. The population is highly educated, with about 71% of residents over 25 years of age holding at least a bachelor's degree as of 2012.

        In early 2013, the Company added a branch to its network in Alexandria, Virginia. Alexandria is a city with an estimated population of 146,294 as of 2012. The city is made up of just over 15 square miles and sits on the west bank of the Potomac River just south of Arlington, Virginia. There are approximately 64,729 households with a median household income of $83,996 on average between 2008 and 2012. The employment base was approximately 98,674 employees as of July 2013, with 75% working in the private sector and 25% working in government roles. Alexandria has over 8,000 businesses and organizations, located in the more than 20 million square feet of office space and over 7 million square feet of retail space existing in the city as of March 2013. The preliminary unemployment rate was just 4.1% as of November 2013. The population is highly educated, with over 60% of residents over 25 years of age holding at least a bachelor's degree as of 2012.

        Throughout the Washington, D.C. metropolitan area, competition is keen from large banking institutions headquartered outside of Maryland. In addition, the Bank competes with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank. Certain of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent lesser regulation in the case of mortgage companies and finance companies, although this regulatory oversight is undergoing dramatic change. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted in July 2010, regulation of all financial firms has been heightened. Under current law, unlimited interstate de novo branching is available to all state and federally chartered banks. As a result, institutions, which previously were ineligible to establish de novo branches in the Company's market area may elect to do so.

EMPLOYEES

        At December 31, 2013 the Bank employed 386 persons on a full time basis (nine of whom are executive officers of the Bank) which compares to 393 employees at December 31, 2012. None of the Bank's employees are represented by any collective bargaining group and the Bank believes that its employee relations are good. At December 31, 2013, the Bank provided a benefit program, which included health and dental insurance, a 401(k) plan, life and long term disability insurance. Additionally, the Company maintains an employee stock purchase plan and a stock-based compensation plan for employees of the Bank who meet certain eligibility requirements.

REGULATION

        Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or will affect us. This summary is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Supervision, regulation, and examination of the Company by the regulatory agencies are intended primarily for the protection of depositors and the deposit insurance fund, rather than our shareholders.

        The Company.    The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the "Act") and is subject to regulation and supervision by the Board of Governors of the Federal Reserve Board. The Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also examine the Company and each of its subsidiaries. The Company is subject to risk-based and capital requirements adopted by the Federal Reserve Board, which are substantially identical to those applicable to the Bank, and which are described below.

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

        The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance fund, and not for the purpose of protecting shareholders.

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

        The GLB Act made substantial changes in the historic restrictions on non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited. The GLB Act also allows banks to engage in a wider array of nonbanking activities through "financial subsidiaries."

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

        Capital Adequacy.    The Federal Reserve Board and the FDIC have adopted risk-based and leverage capital adequacy requirements, pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the Federal Reserve Board is required to apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

        State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital.

        Tier 1 Capital generally consists of the sum of common shareholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available-for-sale," together with a limited amount of other qualifying interests, including trust preferred securities. The Senior Non-Cumulative Perpetual Preferred Stock, Series B (the "Series B Preferred Stock") issued to the Secretary of the Treasury (the "Treasury") pursuant to the Small Business Lending Fund program ("SBLF") is eligible for treatment as Tier 1 capital without limitation. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses and excess restricted core capital elements. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. Under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.

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

        The capital ratios described above are the minimum levels that the federal banking regulators expect. Our state and federal regulators have the discretion to require us to maintain higher capital levels based upon our concentrations of loans, the risk of our lending or other activities, the performance of our loan and investment portfolios and other factors. Failure to maintain such higher capital expectations could result in a lower composite regulatory rating, which would impact our deposit insurance premiums and could affect our ability to borrow and costs of borrowing, and could result in additional or more severe enforcement actions. In respect of institutions with high concentrations of loans in areas deemed to be higher risk, or during periods of significant economic stress, regulators may require an institution to maintain a higher level of capital, and/or to maintain more stringent risk management measures, than those required by these regulations.

        Changes in Capital Requirements.    In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation ("Basel III"). The regulations adopted by the U.S. federal bank regulatory agencies, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity.

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

        When fully phased in, Basel III requires banks to maintain: (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a "capital conservation buffer" of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer, or 10.5%; and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

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

        Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on its ability to pay dividends, effect equity repurchases and pay discretionary bonuses to executive officers, which constraints vary based on the amount of the shortfall.

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

        The federal banking regulators adopted a final rulemaking in July 2013 (the "Basel III Rule") to implement Basel III under regulations substantially consistent with the above. The Basel III Rule also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income ("AOCI," which primarily consists of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rule to that institution. The Basel III Rule also proposes a 4% minimum leverage ratio.

        The Basel III Rule also makes changes to the manner of calculating risk weighted assets. New methodologies for determining risk weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components.

        As discussed below, the Basel III Rule also integrates the new capital requirements into the prompt corrective action provisions under Section 38 of the FDIA.

        In general, the Basel III Rule will become applicable to the Company and Bank on January 1, 2015. We currently expect that the Company and Bank will elect to exclude AOCI in calculating regulatory capital when they file their respective first regulatory reports after applicability of the Basel III Rule to them in January 2015, although we reserve the right to elect to include AOCI in the calculation of regulatory capital. The Company expects that, in general, the higher risk loans made by ECV will be subject to higher risk weightings, and as such require additional capital. Additionally, the Company expects its outstanding subordinated notes will cease to qualify as capital for regulatory purposes when the new capital definitions under the Basel III Rule become applicable to the Company and Bank. The Company expects that it will consider redemption of the subordinated notes. Overall, the Company believes that implementation of the Basel III Rule will not have a material adverse affect on the Company's or Bank's capital ratios, earnings, shareholder's equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

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

        As noted above, the Basel III Rule integrates the new capital requirements into the prompt corrective action category definitions. As of January 1, 2015, the following capital requirements will apply to the Company for purposes of Section 38.

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Leverage Ratio	Tangible Equity to Assets	Supplemental Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a	3% or greater
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a	Less than 3%
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than 3%	Less than 3%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%	n/a

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

        The Dodd-Frank Act.    The Dodd-Frank Act made significant changes to the current bank regulatory structure which affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are giving significant discretion in drafting these rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. Although it is not possible to determine the ultimate impact of this statute until the extensive rulemaking is complete and becomes effective, the following provisions are considered to be of greatest significance to the Company:

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

  •
  Creates the Consumer Financial Protection Bureau ("CFPB"), which has rulemaking authority for a wide range of consumer protection laws that apply to all banks, and has broad powers to supervise and enforce consumer protection laws.

  •
  Creates the Financial Stability Oversight Council ("FSOC") with authority to identify institutions and practices that might pose a systemic risk.

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

        The CFPB has proposed or issued a number of important rules affecting a wide range of consumer financial products. Many of these rules took effect in January 2014, which has created significant uncertainty for the financial services industry in general. It is difficult to predict at this time the specific impact the Dodd-Frank Act and CFPB rulemakings will have on our business. The changes resulting from the Dodd-Frank Act and CFPB rulemakings may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require us to change certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

        The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. In 2013, the CFPB issued final rules related to a borrower's ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. In November 2013, the CFPB issued final rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans. These rules become effective August 2015, and we continue to analyze their requirements to determine the impact of the rules to our businesses. During 2014, we expect the CFPB to focus its rulemaking efforts on expanding the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act. These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

        The final rule implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan, which went into effect on January 10, 2014, establishes certain minimum requirements for creditors when making ability to pay determinations, and establishes certain protections from liability for mortgages meeting the definition of "qualified mortgages." Generally, the rule applies to all consumer-purpose, closed-end loans secured by a dwelling including home-purchase loans, refinances and home equity loans—whether first or subordinate lien. The rule does not cover, among other things, home equity lines of credit or other open-end credit; temporary or "bridge" loans with a term of 12 months or less, such as a loan to finance the initial construction of a dwelling; a construction phase of 12 months or less of a construction-to-permanent loan; and business-purpose loans, even if secured by a dwelling. The rule affords greater legal protections for lenders making qualified mortgages that are not "higher priced." Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Mandatory features of a qualified mortgage include: (1) a loan term not exceeding 30 years; and (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment. Further, the rule clarifies that qualified mortgages do not include "no-doc" loans and loans with negative amortization, interest-only payments, or balloon payments. The rule creates special categories of qualified mortgages originated by certain smaller creditors. Our business strategy, product offerings, and profitability may change as the rule is interpreted by the regulators and courts.

        The final rule adopting new mortgage servicing standards, which took effect January 2014, imposes new requirements regarding force-placed insurance, mandates certain notices prior to rate adjustments on adjustable rate mortgages, and establishes requirements for periodic disclosures to borrowers. These requirements will affect notices to be given to consumers as to delinquency, foreclosure alternatives, modification applications, interest rate adjustments and options for avoiding "force-placed" insurance. Servicers will be prohibited from processing foreclosures when a loan modification is pending, and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action. Servicers must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. These new standards are expected to increase the cost and compliance risks of servicing mortgage loans. While the Bank has a general practice of selling the residential mortgage loans it originates in the secondary market, it continues to engage in servicing activities for the loans it maintains in its portfolio. We cannot predict the ultimate outcome of these inquiries, actions, or regulatory changes or the impact that they could have on our financial condition, results of operations, or business.

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

        The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on a financial institution's average consolidated total assets less tangible equity capital. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminated the statutory prohibition against the payment of interest on business checking accounts.

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

  •
  Reports in the press or investment community generally or relating to our reputation or the financial services industry;

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

        Although our common stock is listed for trading on the NASDAQ Capital Market and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been limited, averaging approximately 76,351 shares per day during 2013, and there can be no assurance that a continuously active and liquid market for the common stock can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares at the prevailing market price.

         Our ability to pay dividends on the common stock, or repurchase shares of common stock may be limited.

        Under the terms of the our Series B Preferred Stock issued to the Treasury under the SBLF, our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of common stock is subject to restrictions. No repurchases of common stock may be effected, and no dividends may be declared or paid on the common stock during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock.

        Additionally, under the terms of the Series B Preferred Stock, the Company may only declare and pay a dividend on the common stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company's Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Articles Supplementary relating to the Series B Preferred Stock, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Stock (the "Tier 1 Dividend Threshold"). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in QSBL over the baseline level. See "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Common Equity" at page 32 for additional information on limitations of our ability to pay dividends.

         We may issue additional equity securities, or engage in other transactions which dilute our book value or affect the priority of the common stock, which may adversely affect the market price of our common stock.

        Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be affected. Such offerings could be dilutive to common shareholders. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

         We expect that we will issue additional securities in order to obtain a portion of the funds required to redeem outstanding securities.

        We currently expect that we will seek to redeem all of the outstanding shares of Series B Preferred Stock from the Treasury before the dividend rate automatically adjusts, in December 2015, to 9%. The aggregate redemption price of the Series B Preferred Stock is $56.6 million plus accrued but unpaid dividends to the date of redemption. Additionally, we have $9.3 million of subordinated notes outstanding, which will cease to qualify as capital for regulatory purposes on January 1, 2015, the date on which the new capital definitions implementing Basel III become applicable to the Company and Bank. The Company expects that it will consider redemption of the subordinated notes. While the Company expects that it will be able to fund an as yet undetermined portion of the redemption price of the Series B Preferred Stock and the subordinated notes from the earnings of the Bank, we expect that we will have to issue additional debt or equity securities to fund the balance of the purchase price. The amount to be funded through the sale of securities, and the type and terms of such securities, will be dependent, in part, on our earnings, rate of growth, capital requirements, market conditions and regulatory requirements.

         Directors and executive officers of the Company own approximately 12.4% of the outstanding common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of the Company. The results of a vote may be contrary to the desires or interests of some public shareholders.

        Directors and executive officers of the Company and their affiliates own approximately 12.4% of the outstanding shares of common stock, excluding shares which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring a vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the articles of incorporation.

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

         The economic environment continues to pose significant challenges for us and could adversely affect our financial condition and results of operations.

        The Company is operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by softness in the real estate market and constrained financial markets, highlighted by historically low market interest rates. There have been dramatic declines in the housing market, with falling home prices, and high levels of foreclosures and weak employment statistics in many parts of the country. While conditions have improved since the depths of the financial crisis, generally and in the Company's market area, should declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment re-emerge, such events could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses. The Company may also face the following risks in connection with these events:

  •
  Economic conditions that negatively affect housing prices and the job market have resulted and may continue to result in a deterioration in credit quality of our loan portfolio, and such deterioration in credit quality has had, and could continue to have, a negative impact on our business;

  •
  Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities;

  •
  A reduction in the size, spending or employment levels of the federal, state and/or local governments in the Washington, D.C. metropolitan area could have a negative effect on the economy in the region, on our customers and on real estate prices;

  •
  The methodologies we use to establish our allowance for loan losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation;

  •
  Volatility in the market, and lower levels of confidence in the banking system, could require the Bank to pay higher interest rates to obtain deposits to meet the needs of its depositors and borrowers, resulting in reduced margin and net interest income. If conditions worsen significantly, it is possible that banks such as the Bank may be unable to meet the needs of their depositors and borrowers, which could, in the worst case, result in the Bank being placed into receivership; and

  •
  Compliance with increased regulation of the banking industry may increase our costs, limit our ability to pursue business opportunities, and divert management efforts.

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

        Economic conditions and uncertainty in the financial markets could adversely affect our ability to accurately assess our allowance for credit losses. Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. We estimate losses inherent in our credit exposure, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets.

         Changes in accounting standards could impact reported earnings.

        From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

         Our continued growth depends on our ability to meet minimum regulatory capital levels. Growth and shareholder returns may be adversely affected if sources of capital are not available to help us meet them.

        As we grow, we will have to maintain our regulatory capital levels at or above the required minimum levels, including the new capital requirements under Basel III. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected or we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing shareholders.

         Our results of operations, financial condition and the value of our shares may be adversely affected if we are not able to maintain our historical growth rate.

        Since opening for business in 1998, our asset level has increased rapidly, including an 11% increase in 2013. Over the past five fiscal years (2009 - 2013), our net income has increased at a compounded annual rate of 45%, with an increase in net income of 33% in 2013. We may not be able to achieve comparable results in future years. As our asset size and earnings increase, it may become more difficult to achieve high rates of increase in assets and earnings. Additionally, it may become more difficult to achieve continued improvements in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced. Declines in the rate of growth of income or assets or deposits, and increases in operating expenses or nonperforming assets may have an adverse impact on the value of the common stock.

         We are subject to liquidity risk in our operations.

        Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels. Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which at December 31, 2013, constituted 26% of our total deposits. If we are unable to increase customer deposits in an amount sufficient to fund loan growth, we may be required to rely on other, potentially more expensive, sources of liquidity, such as FHLB borrowings, brokered deposits and repurchase agreements, to fund loan growth, which could adversely affect our earnings, or reduce our rate of growth, which could adversely affect our earnings and stock price.

        We also have a significant amount of deposits which are in excess of the maximum FDIC insurance coverage limits. At any time, customers who have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder, or "too big to fail" or could elect to use other non-deposit funding products, such as repurchase agreements, that would require the Bank to pay higher interest and to provide securities as collateral for the Bank's repurchase obligation. At December 31, 2013, the Bank had approximately $636 million of deposits in noninterest bearing demand accounts that would be uninsured deposits, or 20% of our total deposits.

        While we believe that our strong earnings, capital position, relationship banking model and reputation as a safe and sound institution mitigate the risk of losing deposits, there can be no assurance that we will not have to replace a significant amount of deposits with alternative funding sources, such as repurchase agreements, federal funds lines, certificates of deposit, brokered deposits, other categories of interest bearing deposits and FHLB borrowings, all of which are more expensive than noninterest bearing deposits, and can be more expensive than other categories of deposits. While we believe that we would be able to maintain adequate liquidity at reasonable cost, the loss of a significant amount of deposits, particularly noninterest bearing deposits, could have a material adverse affect on our earnings, net interest margin, rate of growth and stock price.

         We may not be able to successfully manage continued growth.

        We intend to seek further growth in the level of our assets and deposits and selectively in the number of our branches, both within our existing footprint and possibly to expand our footprint in the Maryland and Virginia suburbs, and in Washington, D.C., although no additional branches are currently anticipated in 2014. We may not be able to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and our efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock.

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

        A substantial portion of our loans are secured by real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2013, 79.9% of our loans were secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $608.8 million, or 21% of portfolio loans were construction and land development loans. An additional $694.4 million, or 24% of portfolio loans, were commercial and industrial loans which are generally not secured by real estate. The repayments of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

        Additionally, through ECV, we provide subordinated financing for the acquisition, development and construction of real estate or other projects, the primary financing for which may be provided by the Bank. These subordinated financings and the business of ECV will generally entail a higher risk profile (including lower lien priority and higher loan to value ratios) than loans made by the Bank. A portion of the amount which the Company expects to receive for such loans will be payments based on the success, sale or completion of the underlying project, and as such the income of the Company may be more volatile from period to period, based on the status of such projects. The Company may not be able to successfully operate or manage the business of providing higher loan to value financing.

         Our concentrations of loans may require us to maintain higher levels of capital.

        Under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. Although not currently anticipated, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital sooner than we would otherwise seek it, which may reduce shareholder returns.

         Our Residential Lending department may not continue to provide us with significant noninterest income.

        During 2013, the Bank's Residential Lending division, which originates residential mortgage loans on a pre-sold servicing released basis, for secondary market sale, saw decreased originations as market interest rates increased beginning in the second quarter of 2013. The volume of loans originated in 2013 declined to $983 million, as compared to $1.5 billion of loans originated in 2012 and $816 million in 2011. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors we cannot be certain that we will not be able to continue to increase the volume or percentage of revenue or net income produced by the residential mortgage business.

         Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale by our Residential Lending department.

        The Bank originates residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. In 2013, the Bank originated $983 million and sold $1.2 billion of loans to investors, as compared to $1.5 billion originated and $1.4 billion sold to investors in 2012 and $816 million originated and $725 million sold in 2011. Because the loans are intended to be originated within investor guidelines, designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence, material misstatement in the loan documents or noncompliance with applicable law. In addition, the Company may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential mortgagor early default repurchase period is up to approximately twelve months after sale of the loan to the investor. The recourse period for fraud, material misstatement, breach of representations and warranties, noncompliance with law, or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. Our experience to date has been minimal in the case of loan repurchases due to default, fraud, breach of representations, material misstatement, or legal noncompliance. Should repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact our share price.

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

        We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2013, our cumulative net asset sensitive twelve month gap position was 9.02% of total assets, which includes loans currently at their floor rates. As such, we expect modest decreases of approximately minus 2.1% and minus 7.2%, respectively, in projected net interest income and net income over a twelve month period resulting from a 100 basis point increase in rates, as loans currently at floor rates which are above the calculated contractual rate do not adjust upon a rate increase, and our residential mortgage origination and sale volume could decline as interest rates increase. The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.

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

        The Washington, D.C. metropolitan area in which we operate is considered highly attractive from an economic and demographic viewpoint, and is a highly competitive banking market. We compete for loans, deposits, and investment dollars with numerous regional and national banks, online divisions of out-of-market banks, and other community banking institutions, as well as other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings associations, credit unions, mortgage brokers, and private lenders. Many competitors have substantially greater resources than us, and some operate under less stringent regulatory environments. The differences in resources and regulations may make it harder for us to compete profitably, reduce the rates that we can earn on loans and investments, increase the rates we must offer on deposits and other funds, and adversely affect our overall financial condition and earnings.

        The Company has been very successful in developing new customer relationships. These new relationships have resulted in significant increases in both loans and deposits, and have contributed to increased earnings. As the economy improves and competition increases, we are subject to the risk that we may not be able to retain the loans and deposits produced by these new relationships. While we believe that our relationship banking model will enable us to keep a significant percentage of these new relationships, there can be no assurance that we will be able to do so, that we would be able to maintain favorable pricing, margins and asset quality, or that we will be able to grow at the same rate we did when such alternative financing was not widely available.

         Government regulation will significantly affect the Bank's business, and may result in higher costs and lower shareholder returns.

        The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The Company and Bank are regulated and supervised by the Maryland Department of Financial Regulation, the Federal Reserve Board and the FDIC. The Bank is also subject to regulations promulgated by the CFPB. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition.

Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

         New or changed legislation or regulation and regulatory initiatives could subject us to increased regulation, increase our costs of doing business and adversely affect us.

        Changes in federal and state legislation and regulation may affect our operations. New and modified regulation, such as the Dodd-Frank Act and Basel III, may have unforeseen or unintended consequences on our industry. The Dodd-Frank Act has implemented, and is expected to further implement, significant changes to the U.S. financial system, including the creation of new regulatory agencies (such as the FSOC to oversee systemic risk and the CFPB to develop and enforce rules for consumer financial products), changes in retail banking regulations, and changes to deposit insurance assessments. Additionally, proposed rules to implement Basel III would revise risk-based and leverage capital requirements and also limit capital distributions and certain discretionary bonuses if a banking organization does not hold a "capital conservation buffer." This additional regulation could increase our compliance costs and otherwise adversely affect our operations. The potential also exists for additional federal or state laws or regulations, or changes in policy or interpretations, affecting many of our operations, including capital levels, lending and funding practices, insurance assessments, and liquidity standards. The effect of any such changes and their interpretation and application by regulatory authorities cannot be predicted, may increase the Company's cost of doing business and otherwise affect our operations, may significantly affect the markets in which the Company does business, and could have a materially adverse effect on the Company.

        In addition, recent government responses to the condition of the global financial markets and the banking industry has, among other things, increased our costs and may further increase our costs for items such as federal deposit insurance. The FDIC insures deposits at FDIC-insured institutions, such as the Bank, up to applicable limits. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Increases in deposit insurance premiums to increase the coverage ratio to required levels, or to pay depositors of additional failed institutions could adversely affect the Company's net income.

        While the full impact of the Dodd-Frank Act and the CFPB rulemakings cannot be assessed until all implementing regulations are released, become effective and are interpreted by regulators and the courts, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our financial condition and results of operations. The CFPB's rules are likely to result in increased compliance costs and fees, along with possible restrictions on our operations, any of which may have a material adverse affect on our operating results and financial condition.

         Our customers, and businesses in the Washington, D.C. metropolitan area in general, may be adversely impacted as a result of changes in government spending.

        The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. While the Company does not have a significant level of loans to federal government contractors or their subcontractors, the impact of a decline in federal government spending, a reallocation of government spending to different industries or different areas of the country, or a delay in payments to such contractors, could have a ripple effect. Temporary layoffs, salary reductions or furloughs of government employees or government contractors could have adverse impacts on other businesses in the Company's market and the general economy of the greater Washington D.C. metropolitan area, and may indirectly lead to a loss of revenues by the Company's customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses. Accordingly, such potential changes in federal government activities could lead to increases in past due loans, nonperforming loans, loan loss reserves, and charge-offs, and a decline in liquidity.

         We rely upon independent appraisals to determine the value of the real estate which secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.

        A significant portion of our loan portfolio consists of loans secured by real estate, 79.9% at December 31, 2013. We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

         We are exposed to risk of environmental liabilities with respect to properties to which we take title.

        In the course of our business we may foreclose and take title to real estate, potentially becoming subject to environmental liabilities associated with the properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If the Bank is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

        All properties out of which the Company operates are leased properties. As of December 31, 2013, the Company and its subsidiaries operated out of 23 leased facilities; 18 of which are leased for branch offices in the Washington, D.C. metro area: seven in Montgomery County, Maryland; six located in Northern Virginia; and five in the District of Columbia.

Maryland Branch Locations:

Bethesda—Office
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

Alexandria Office
277 S. Washington Street
Alexandria, Virginia 22314
Ballston Office
4420 N. Fairfax Drive
Arlington, Virginia 22203	Merrifield Office
2905 District Avenue
Fairfax, Virginia 22201
Reston Office
12011 Sunset Hills Road
Reston, Virginia 20190
Rosslyn Office
1919 N. Lynn Street
Arlington, Virginia 22209
Tysons Corner Office
8601 Westwood Center Drive
Vienna, Virginia 22182
Washington, D.C. Branch Locations:

Dupont Circle Office
1228 Connecticut Avenue, NW
Washington, D.C. 20036
Gallery Place Office
700 7th Street, NW
Washington, D.C. 20001
Georgetown Office
1044 Wisconsin Avenue, NW
Washington, D.C. 20007
K Street Office
2001 K Street, NW
Washington, D.C. 20006
McPherson Square Office
1425 K Street, NW
Washington, D.C. 20005

        The Bank leases an office facility in Bethesda at 7809 Woodmont Avenue, consisting of 6,406 square feet under a nine year lease (with options) which expires in April 2018. This facility is currently under sub-lease arrangements. Additionally, the Bank leases a 2,550 square foot office facility in Anne Arundel

County Maryland, previously used for a Residential Mortgage production office, and which is being marketed for sub-lease. The lease expires in January 2017.

Other Properties:
Executive Offices and Lending Center 7830 Old Georgetown Road Bethesda, Maryland 20814	Reston Corporate/Lending Center 11911 Freedom Drive Reston, Virginia 20190
Operations Center 11961 Tech Road Silver Spring, Maryland 20904	K Street Corporate/Lending Center 2001 K Street, NW Washington, D.C. 20006

        Residential Lending operates out of two offices as follows:

Residential Lending:
Park Potomac Office—Fifth Floor 12505 Park Potomac Avenue Potomac, Maryland 20854	Reston Office—Residential Lending 12011 Sunset Hills Drive Reston, Virginia 20190

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY

        Market for Common Stock.    The Company's common stock is listed for trading on the NASDAQ Capital Market under the symbol "EGBN." Over the twelve month period ended December 31, 2013, the average daily trading volume amounted to approximately 76,351 shares, an increase from approximately 53,810 shares over the twelve month period ended December 31, 2012. No assurance can be given that a highly active trading market will develop or can be maintained. The following table sets forth the high and low sale prices for the common stock during each calendar quarter during the last two fiscal years, as adjusted for a 10% stock dividend paid on June 14, 2013. No cash dividends for common shareholders were declared during such periods. As of March 1, 2014, there were 25,947,555 shares of common stock outstanding, held by approximately 8,158 beneficial shareholders, including approximately 809 shareholders of record.

	2013		2012
Quarter	High	Low	High	Low
First	$20.91	$18.18	$16.06	$13.32
Second	$23.21	$18.13	$16.31	$13.96
Third	$28.45	$22.29	$16.53	$14.28
Fourth	$33.25	$26.04	$19.60	$15.25

        Dividends.    The Company has not paid a cash dividend on the common stock since the second quarter of 2008.

        The payment of a cash dividend on common stock will depend largely upon the ability of the Bank, the Company's principal operating business, to declare and pay dividends to the Company. Payment of dividends on the common stock will also depend upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank.

        Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2013 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

        The Federal Reserve Board has established requirements with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. In 1985, the Federal Reserve Board issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve Board expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company's financial health, such as by borrowing. As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.

        The Company's ability to pay dividends on the common stock is also restricted by the provisions of the Series B Preferred Stock issued under the SBLF. Under the Series B Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the Series B Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the Series B Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach. The Company at December 31, 2013 was not in default of any obligations to declare and pay dividends on the Series B Preferred Stock.

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

        Issuer Repurchase of Common Stock.    No shares of the Company's Common Stock were repurchased by or on behalf of the Company during 2013 or 2012.

        See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for "Securities Authorized for Issuance Under Equity Compensation Plans."

        Stock Price Performance.    The following table compares the cumulative total return on a hypothetical investment of $100 in the Company's common stock on December 31, 2008 through December 31, 2013, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period, including reinvestment of dividends.

Total Return Performance

	Year Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Eagle Bancorp, Inc.	100.00	182.09	250.96	252.87	347.30	585.97
NASDAQ Stock Market Index-(U.S. Companies)	100.00	145.36	171.74	170.38	200.63	281.22
NASDAQ Bank Index	100.00	83.70	95.55	85.52	101.50	143.84
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19

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

	Year Ended December 31,
(dollars in thousands except per share data)	2013	2012	2011	2010	2009
Balance Sheets—Period End
Securities	$389,405	$310,514	$324,053	$237,576	$245,644
Loans held for sale	42,030	226,923	176,826	80,571	1,550
Loans	2,945,158	2,493,095	2,056,256	1,675,500	1,399,311
Allowance for credit losses	40,921	37,492	29,653	24,754	20,619
Intangible assets, net	3,510	3,785	4,145	4,188	4,379
Total assets	3,771,503	3,409,441	2,831,255	2,089,370	1,805,504
Deposits	3,225,414	2,897,222	2,392,095	1,726,798	1,460,274
Borrowings	119,771	140,638	152,662	146,884	150,090
Total liabilities	3,377,640	3,059,465	2,564,544	1,884,654	1,617,183
Preferred shareholders' equity	56,600	56,600	56,600	22,582	22,612
Common shareholders' equity	337,263	293,376	210,111	182,134	165,709
Total shareholders' equity	393,863	349,976	266,711	204,716	188,321
Tangible common equity(1)	333,753	289,591	205,966	177,946	161,330
Statements of Operations
Interest income	$157,294	$141,943	$119,124	$96,658	$84,338
Interest expense	12,504	14,414	20,077	19,832	24,809
Provision for credit losses	9,602	16,190	10,983	9,308	7,669
Noninterest income	24,716	21,364	13,501	9,242	7,297
Noninterest expense	84,579	76,531	63,276	51,005	42,773
Income before taxes	75,325	56,172	38,289	25,755	16,384
Income tax expense	28,318	20,883	13,731	9,098	5,965
Net income	47,007	35,289	24,558	16,657	10,419
Preferred dividends	566	566	1,511	1,299	2,307
Net income available to common shareholders	46,441	34,723	23,047	15,358	8,112

	Year Ended December 31,
(dollars in thousands except per share data)	2013	2012	2011	2010	2009
Per Common Share Data(2)
Net income, basic	$1.81	$1.50	$1.05	$0.71	$0.50
Net income, diluted	1.76	1.46	1.04	0.70	0.50
Book value	13.03	11.62	9.57	8.41	7.71
Tangible book value(3)	12.89	11.47	9.38	8.21	7.51
Common shares outstanding	25,885,863	25,250,378	21,948,128	21,670,426	21,487,649
Weighted average common shares outstanding	25,726,062	23,135,886	21,819,087	21,613,450	16,107,623
Ratios
Net interest margin(4)	4.30%	4.32%	3.99%	4.09%	3.85%
Efficiency ratio(5)	49.90%	51.40%	56.22%	59.26%	64.01%
Return on average assets(4)	1.37%	1.18%	0.97%	0.86%	0.65%
Return on average common equity	14.60%	14.14%	11.71%	8.74%	6.52%
Total capital (to risk weighted assets)	13.01%	12.20%	11.84%	11.64%	13.57%
Tier 1 capital (to risk weighted assets)	11.53%	10.80%	10.33%	9.91%	11.82%
Tier 1 capital (to average assets)	10.93%	10.44%	8.21%	9.32%	10.29%
Asset Quality
Nonperforming assets and loans 90+ past due	$33,927	$35,983	$36,019	$31,988	$27,131
Nonperforming assets and loans 90+ past due to total assets	0.90%	1.06%	1.27%	1.53%	1.50%
Allowance for credit losses to loans	1.39%	1.50%	1.44%	1.48%	1.47%
Allowance for credit losses to nonperforming assets	120.61%	104.19%	82.33%	77.39%	76.00%
Net charge-offs	$6,173	$8,351	$6,084	$5,173	$5,453
Net charge-offs to average loans	0.23%	0.37%	0.32%	0.35%	0.42%

(1)
Tangible common shareholders' equity, a non-GAAP financial measure, is defined as total common shareholders' equity reduced by goodwill and other intangible assets.

(2)
Presented giving retroactive effect to the 10% stock dividend paid on the common stock on June 14, 2013.

(3)
Tangible book value per common share, a non-GAAP financial measure, is defined as tangible common shareholders' equity divided by total common share outstanding.

	Year Ended December 31,
GAAP Reconciliation (dollars in thousands except per share data)	2013	2012	2011	2010	2009
Common shareholders' equity	$337,263	$293,376	$210,111	$182,134	$165,709
Less: Intangible assets	(3,510)	(3,785)	(4,145)	(4,188)	(4,379)

Tangible common equity	$333,753	$289,591	$205,966	$177,946	$161,330

Book value per common share	$13.03	$11.62	$9.57	$8.41	$7.71
Less: Intangible book value per common share	(0.14)	(0.15)	(0.19)	(0.20)	(0.20)

Tangible book value per common share	$12.89	$11.47	$9.38	$8.21	$7.51

GAAP Reconciliation (Unaudited) (dollars in thousands except per share data)	December 31, 2013	December 31, 2012
Common shareholders' equity	$337,263	$293,376
Less: Intangible assets	(3,510)	(3,785)

Tangible common equity	$333,753	$289,591

Book value per common share	$13.03	$11.62
Less: Intangible book value per common share	(0.14)	(0.15)

Tangible book value per common share	$12.89	$11.47

Total assets	$3,771,503	$3,409,441
Less: Intangible assets	(3,510)	(3,785)

Tangible assets	$3,767,993	$3,405,656

Tangible common equity ratio	8.86%	8.50%

(4)
The reported figure includes the effect of a $618 million deposit received on September 13, 2011 in connection with a class action settlement, which was disbursed by year end. The deposit was invested in excess reserves at the Federal Reserve Bank. As the magnitude of the deposit (the "settlement deposit") distorts the operational results of the Company, we present, in the GAAP reconciliation below and in Management's Discussion and Analysis of Financial Condition and Results of Operations, certain performance ratios excluding the effect of this deposit, notably the net interest margin and the return on average assets which resulted in approximately $326,000 of interest income and $170,000 of income, net of tax, during the twelve month period ended December 31, 2011. We believe this information is important to enable shareholders and other interested parties to assess the core operational performance of the Company.

	Year Ended December 31,
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
  Technological and social media changes;

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

GENERAL

        The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating fifteen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of eighteen branch offices, including seven in Montgomery County, Maryland, five in Washington, D.C. and six in Northern Virginia.

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

        Throughout 2013, economic conditions in both the U.S. economy and worldwide were quite mixed as monthly reports fluctuated from generally good to weak with sub-par economic growth being a persistent theme. Actual GDP growth in 2013 in the U.S. was below expectations. U.S. unemployment levels were lower at year-end 2013 but were impacted significantly by a much lower job participation level, which weighed heavily on Federal Reserve monetary policy. The first half of 2013 witnessed significant levels of residential mortgage refinancing, but as market interest rates began a steady rise beginning in late May 2013, the volume of residential lending subsided dramatically for the remainder of the year. Overall, real estate values were stable to increasing in 2013 as job creation was fairly anemic and personal income levels rising only slightly, if at all. Additionally, significant continued political gridlock in Washington D.C. politics over concerns of public debt and deficits, tax policy and spending levels persisted in 2013, which resulted in a partial government shutdown and added a heighted level of business uncertainty to everyday economic activity. Such uncertainty kept private investment weak throughout 2013 and average liquidity very high. As we moved through 2013, average interest rates increased in each quarter of 2013, in part due to the market's sense of certainly over the Federal Reserve's starting to decrease the quantitative easing programs involving large purchases of U.S. Treasury and mortgage backed securities. The first steps to reduce quantitative easing actually occurred in January 2014. These open market purchases served in part to keep residential mortgage interest rates at historical lows during 2013, in the hope that more homeowners might benefit from refinancing existing home mortgages. Even considering the partial federal government shutdown during 2013 and pressure to reduce federal spending, the Company's primary market, the Washington, D.C. metropolitan area, has been relatively less impacted by recessionary type forces than other parts of the country, due in part to the significant economic impact of the federal government, a highly educated work force and a diverse economy.

        During 2013, the Company enhanced its marketplace positioning by remaining proactive in growing client relationships, expanding its branch presence in the Northern Virginia area by opening its Alexandria Office in March, and by the continued addition of experienced lending and sales personnel. The Company has had the financial resources and has remained committed to meeting the credit needs of its community, resulting in substantial growth in its loan portfolio during 2013. Furthermore, the Company's capital position was enhanced in 2013 by very strong and consistent earnings. The Company believes its strategies of remaining growth oriented and seeking quality lending and deposit relationships during the difficult economic times of the past few years have proven successful and is evidenced in its financial and performance ratios. Additionally, the Company believes such focus and strategy of relationship building has fostered future growth opportunities.

        Operating in this less than ideal economic environment, the Company was able to produce good growth in deposits and loans in 2013, grow its net interest spread earnings substantially, maintain a solid position regarding asset quality and further leverage its cost of operations due to its seasoned and professional staff. The Company increased net income in each quarter of 2013, continuing a trend of consecutive quarters of increasing net earnings dating to the first quarter of 2009.

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

RESULTS OF OPERATIONS

Overview

        For the year ended December 31, 2013, the Company's net income was $47.0 million, a 33% increase over the $35.3 million for the year ended December 31, 2012. Net income available to common shareholders was $46.4 million ($1.81 per basic common share and $1.76 per diluted common share), as compared to $34.7 million ($1.50 per basic common share and $1.46 per diluted common share) for the year ended December 31, 2012, a 34% increase. Per share amounts for all prior periods have been adjusted to reflect the 10% stock dividend distributed on June 14, 2013.

        For the three months ended December 31, 2013, the Company reported net income of $12.0 million, an 18% increase over the $10.2 million net income for the three months ended December 31, 2012. Net income available to common shareholders for the three months ended December 31, 2013 increased 18% to $11.9 million ($0.46 per basic common share and $0.45 per diluted common share), as compared to $10.1 million ($0.40 per basic common share and $0.39 per diluted common share) for the same period in 2012.

        For the twelve months ended December 31, 2013, the Company reported a return on average assets ("ROAA") of 1.37% as compared to 1.18% for the twelve months of 2012, while the return on average common equity ("ROAE") was 14.60% in 2012, as compared to 14.14% for the same twelve month period in 2012. The higher ROAA and ROAE ratios for the twelve months of 2013 as compared to 2012 was primarily due to improved credit quality, lower provision expense, higher noninterest income, and strong cost management. Contributing to the growth in ROAA and ROAE was solid growth in net interest income and a favorable net interest margin.

        For the three months ended December 31, 2013, the Company reported an annualized ROAA of 1.33% as compared to 1.25% for the three months ended December 31, 2012. The annualized ROAE for the quarter ended December 31, 2013 was 14.07%, as compared to 13.95% for the quarter ended December 31, 2012. The higher ROAA and ROAE ratios for fourth quarter of 2013 as compared to 2012 was due primarily to a combination of higher net interest margin, improved credit quality resulting in lower provision expense, and strong cost management.

        The Company's earnings are largely dependent on net interest income, the difference between interest income and interest expense, which represented 85% and 86% of total revenue (defined as net interest income plus noninterest income) for the full year in 2013 and 2012, respectively.

        For the twelve months ended December 31, 2013, the net interest margin, net interest income as a percentage of earning assets, was 4.30% as compared to 4.32%, for the twelve months ended December 31, 2012. For the year of 2013, the Company was able to maintain a strong net interest margin due to disciplined loan pricing practices, and has been able to reduce its cost of funds, while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. The slightly lower net interest margin for the year ended December 31, 2013 as compared to the 2012 was due to a lower mix of average noninterest deposits, as the net interest spread was higher in 2013 (4.11%) versus 2012 (4.05%). For the year 2013 as compared to 2012, average loan yields declined by 17 basis points (from 5.68% to 5.51%), average investment yields increased by 18 basis points (from 2.06% to

2.24%), and average earning asset yields declined by 14 basis points (from 4.81% to 4.67%) as compared to a decline of 20 basis points (from 0.76% to 0.56%) in the cost of interest bearing liabilities. The net interest spread was 4.11% for the year ended December 31, 2013, as compared to 4.05% for the same period in 2012, an increase of 6 basis points. The benefit of noninterest sources funding earning assets declined from 27 basis points for the year ended December 31, 2012 to 19 basis points for same period in 2013. The combination of a 6 basis point increase in the net interest spread and 8 basis points decrease in the value of noninterest sources resulted in the 2 basis point decrease in the net interest margin.

        For the three months ended December 31, 2013 and 2012, average interest bearing liabilities were 66% and 63%, respectively, of average earning assets, as more earning assets were funded by interest bearing sources in the most recent three month period as compared to the same three month period in 2012. For the three months ended December 31, 2013 average loan yields declined by 27 basis points from 5.67% to 5.40% and average investment yields increased by 32 basis points from 1.98% to 2.30%. Additionally, due to an increase in the mix of higher yielding earning assets in the three months ended December 31, 2013, as compared to the same period in 2012, the average rate on earning assets for the three months ended December 31, 2012 remained the same at 4.74%. The cost of interest bearing liabilities for the three months ended December 31, 2013 as compared to 2012 decreased by 16 basis points from 0.67% to 0.51%, resulting in an increase in the net interest spread of 16 basis points from 4.07% for the three months ended December 31, 2012 to 4.23% for the three months ended December 31, 2013. The net interest margin increased 9 basis points from 4.31% for the three months ended December 31, 2012 to 4.40% for the three months ended December 31, 2013. The benefit of noninterest sources funding earning assets decreased from 24 basis points for the three months ended December 31, 2012 to 17 basis points for same period in 2013. The combination of a 16 basis point increase in the net interest spread and 7 basis points decrease in the value of noninterest sources resulted in the 9 basis point increase in the net interest margin.

        The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance over the past twelve months as net interest income (at 85%) represents the most significant component of the Company's revenues.

        In order to fund significant growth in the average balance of loans of 16% over the twelve months ended December 31, 2013 as compared to 2012, the Company has relied primarily upon core deposit growth, while decreasing the use of brokered and wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts and noninterest deposits primarily as a result of effectively building new and enhanced client relationships. Growth of average total deposits was 15% for the twelve months ended December 31, 2013 as compared to 2012.

        In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 77% of average earning assets for the year ended December 31, 2012 to 78% of average earning assets in 2013. The higher growth of average funding sources as compared to average loan growth added average liquidity to the balance sheet for the year ended December 31, 2013 compared to the year 2012. The increase in average loans for the year ended December 31, 2013 as compared to the same period in 2012 is primarily attributable to growth in loans for both commercial and income producing commercial real estate loans. For the year ended December 31, 2013, as compared to the same period in 2012, average loans held for sale decreased $50 million, a 36% decrease. Increases in average deposits for the year ended December 31, 2013, as compared to the same period in 2012, is attributable primarily to growth in money market accounts. Average investment securities for the year ended December 31, 2013 and 2012 amounted to 10% and 11% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale, comprised 11% and 12% of average earning assets for the year ended December 31, 2013 and 2012, respectively.

        For the three months ended December 31, 2013, average loans were 82% of average earning assets as compared to 76% for the same period in 2012. Average loans increased $426 million (17%) and average deposits increased $290 million (11%), for the three months ended December 31, 2013 as compared to the same quarter of 2012. The increase in average loans in the fourth quarter of 2013 as compared to the fourth quarter of 2012 is primarily attributable to growth in income producing commercial real estate loans. Increases in average deposits in the fourth quarter of 2013, as compared to the fourth quarter of 2012, is attributable to growth in money market accounts. Average investment securities for the three months ended December 31, 2013 and 2012 amounted to 11% and 10% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale, averaged 7% of average earning assets for the three months ended December 31, 2013 as compared to 14% for the same period in 2012, as the level of loans held for sale declined significantly in 2013.

        The provision for credit losses was $9.6 million for the year of 2013 as compared to $16.2 million in 2012. The lower provisioning is due to a combination of lower net charge-offs, a lower level of nonperforming loans and overall improvement in asset quality. For the three months ended December 31, 2013, the provision for credit losses was $2.5 million for the three months ended December 31, 2013 as compared to $4.1 million for the three months ended December 31, 2012.

        Total noninterest income for the year of 2013 was $24.7 million compared to $21.4 million in 2012, an increase of 15.7%. Total noninterest income for the three months ended December 31, 2013 decreased 29% to $4.3 million from $6.1 million for the three months ended December 31, 2012.

        Total noninterest expenses increased 11% for the year 2013 to $84.6 million as compared to $76.5 million for 2012. Total noninterest expenses totaled $21.5 million for the three months ended December 31, 2013, as compared to $20.3 million for the three months ended December 31, 2012, a 6% increase.

        The ratio of common equity to total assets increased from 8.60% at December 31, 2012 to 8.94% at December 31, 2013 due to a decrease in balance sheet leverage, primarily reflecting the increase in retained earnings from 2013 earnings. As discussed below, the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

        Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, loans held for sale, investment securities, and interest bearing deposits with banks. The cost of funds comprises interest expense on deposits, customer repurchase agreements and other borrowings, which are federal funds purchased and advances from the FHLB. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income in 2013 was $144.8 million compared to $127.5 million in 2012 and $99.0 million in 2011. For the three months ended December 31, 2013, net interest income was $38.7 million as compared to $34.7 million and $28.3 million for the same periods in 2012 and 2011, respectively.

        For the year ended December 31, 2013, net interest income increased 14% over the same period for 2012. Average loans increased $364 million and average deposits increased by $373 million. The net interest margin was 4.30% for the year ended December 31, 2013, as compared to 4.32% for the same period in 2012. The Company has been able to maintain its loan yields in 2013 relatively close to 2012 levels due to loan pricing practices, and has been able to reduce its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable to peer banking companies.

        Net interest income increased 11% for the three months ended December 31, 2013 over the same period for 2012. Average loans increased $426 million and average deposits increased by $290 million. For the three months ended December 31, 2013 the net interest margin was 4.40% as compared to 4.31% for the same three months in 2012.

        The tables below present the average balances and rates of the various categories of the Company's assets and liabilities for the years and three months ended December 31, 2013, 2012 and 2011. Included in the tables is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

	Year Ended December 31,
	2013			2012			2011
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$280,399	$689	0.25%	$186,157	$475	0.26%	$206,894	$513	0.25%
Loans held for sale	90,161	3,140	3.48%	140,167	4,945	3.53%	63,198	2,458	3.89%
Loans(1)(2)	2,644,892	145,661	5.51%	2,281,027	129,655	5.68%	1,895,268	109,862	5.80%
Investment securities available for sale(2)	348,143	7,792	2.24%	330,670	6,824	2.06%	266,758	6,181	2.32%
Federal funds sold	6,871	12	0.17%	15,396	44	0.29%	50,507	110	0.22%

Total interest earning assets	3,370,466	157,294	4.67%	2,953,417	141,943	4.81%	2,482,625	119,124	4.80%

Noninterest earning assets	107,844			77,827			67,882
Less: allowance for credit losses	39,207			33,250			26,915

Total noninterest earning assets	68,637			44,577			40,967

Total Assets	$3,439,103			$2,997,994			$2,523,592

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Interest bearing transaction	$103,763	$298	0.29%	$94,848	$289	0.30%	$64,849	$236	0.36%
Savings and money market	1,516,699	5,765	0.38%	1,183,402	5,946	0.50%	869,971	8,488	0.98%
Time deposits	481,576	4,551	0.95%	481,661	5,822	1.21%	579,346	8,524	1.47%

Total interest bearing deposits	2,102,038	10,614	0.50%	1,759,911	12,057	0.69%	1,514,166	17,248	1.14%
Customer repurchase agreements and federal funds purchased	94,566	254	0.27%	96,141	325	0.34%	116,367	685	0.59%
Other short-term borrowings	30	—	—	697	3	—	22	—	—
Long-term borrowings	39,300	1,636	4.11%	46,704	2,029	4.27%	49,300	2,144	4.35%

Total interest bearing liabilities	2,235,934	12,504	0.56%	1,903,453	14,414	0.76%	1,679,855	20,077	1.20%

Noninterest bearing liabilities:
Noninterest bearing demand	811,757			781,240			599,351
Other liabilities	16,709			11,067			9,044

Total noninterest bearing liabilities	828,466			792,307			608,395

Shareholders' equity	374,703			302,234			235,342

Total Liabilities and Shareholders' Equity	$3,439,103			$2,997,994			$2,523,592

Net interest income		$144,790			$127,529			$99,047

Net interest spread			4.11%			4.05%			3.60%
Net interest margin			4.30%			4.32%			3.99%

(1)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $7.9 million, $5.5 million and $4.3 million for the year ended December 31, 2013, 2012, and 2011 respectively.

(2)
Interest and fees on loans and investments exclude tax equivalent adjustments.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

	Three Months Ended December 31,
	2013			2012			2011
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$204,320	$125	0.24%	$258,577	$177	0.27%	$539,924	$341	0.25%
Loans held for sale	27,767	282	4.06%	186,122	1,600	3.44%	177,116	1,724	3.89%
Loans(1)(2)	2,867,955	39,040	5.40%	2,442,418	34,839	5.67%	2,030,986	29,583	5.78%
Investment securities available for sale(2)	380,562	2,203	2.30%	310,851	1,545	1.98%	301,517	1,427	1.88%
Federal funds sold	4,942	2	0.16%	5,494	3	0.22%	22,360	16	0.28%

Total interest earning assets	3,485,546	41,652	4.74%	3,203,462	38,164	4.74%	3,071,903	33,091	4.27%

Noninterest earning assets	131,249			80,580			68,745
Less: allowance for credit losses	40,080			36,544			28,696

Total noninterest earning assets	91,169			44,036			40,049

Total Assets	$3,576,715			$3,247,498			$3,111,952

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Interest bearing transaction	$104,466	$71	0.27%	$110,688	$93	0.33%	$73,577	$73	0.39%
Savings and money market	1,621,712	1,471	0.36%	1,312,792	1,528	0.46%	1,031,079	2,085	0.80%
Time deposits	448,838	950	0.84%	471,591	1,306	1.10%	570,624	1,969	1.37%

Total interest bearing deposits	2,175,016	2,492	0.45%	1,895,071	2,927	0.61%	1,675,280	4,127	0.98%
Customer repurchase agreements and federal funds purchased	87,084	57	0.26%	97,622	75	0.31%	134,332	152	0.45%
Other short-term borrowings	25	—	—	603	1	—	—	—	—
Long-term borrowings	39,300	389	3.86%	39,300	424	4.22%	49,300	541	4.29%

Total interest bearing liabilities	2,301,425	2,938	0.51%	2,032,596	3,427	0.67%	1,858,912	4,820	1.03%

Noninterest bearing liabilities:
Noninterest bearing demand	863,933			853,496			977,427
Other liabilities	20,321			18,005			10,780

Total noninterest bearing liabilities	884,254			871,501			988,207

Shareholders' equity	391,036			343,401			264,833

Total Liabilities and Shareholders' Equity	$3,576,715			$3,247,498			$3,111,952

Net interest income		$38,714			$34,737			$28,271

Net interest spread			4.23%			4.07%			3.24%
Net interest margin			4.40%			4.31%			3.65%

(1)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $2.3 million, $1.7 million and $1.2 million for the three months ended December 31, 2013, 2012, and 2011 respectively.

(2)
Interest and fees on loans and investments exclude tax equivalent adjustments.

Rate/Volume Analysis of Net Interest Income

        The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2013 as compared to 2012 was a function of an increase in the volume of earning assets, and lower funding costs offsetting the decrease in interest income on earning assets. For 2012 over 2011, the change is due to an increase in the volume of earning assets, and lower funding costs offsetting the decrease in interest income on earning assets.

	2013 compared with 2012			2012 compared with 2011
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$20,682	$(4,676)	$16,006	$22,361	$(2,568)	$19,793
Loans held for sale	(1,764)	(41)	(1,805)	2,994	(507)	2,487
Investment securities	361	607	968	1,481	(838)	643
Interest bearing bank deposits	240	(26)	214	(51)	13	(38)
Federal funds sold	(24)	(8)	(32)	(76)	10	(66)

Total interest income	19,495	(4,144)	15,351	26,709	(3,890)	22,819

Interest paid on
Interest bearing transaction	27	(18)	9	109	(56)	53
Savings and money market	1,675	(1,856)	(181)	3,058	(5,600)	(2,542)
Time deposits	(1)	(1,270)	(1,271)	(1,437)	(1,265)	(2,702)
Customer repurchase agreements	(5)	(66)	(71)	(119)	(241)	(360)
Other borrowings	(325)	(71)	(396)	(113)	1	(112)

Total interest expense	1,371	(3,281)	(1,910)	1,498	(7,161)	(5,663)

Net interest income	$18,124	$(863)	$17,261	$25,211	$3,271	$28,482

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consulting firm, support management's assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption "Critical Accounting Policies" for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table under "Allowance for Credit Losses" at page 59, which reflects the comparative charge-offs and recoveries.

        During the year of 2013, the allowance for credit losses increased $3.4 million reflecting $9.6 million in provision for credit losses and $6.2 million in net charge-offs during the period. The provision for credit losses was $9.6 million for 2013 as compared to $16.2 million in 2012. The lower provisioning is due to a combination of lower net charge-offs, a lower level of nonperforming loans and overall improvement in asset quality. Net charge-offs totaled $6.2 million (0.23% of average loans) at December 31, 2013 compared to $8.4 million (0.37% of average loans) at December 31, 2012, a dollar decline of 26%. Net charge-offs in 2013 were attributable to charge-offs of commercial and industrial loans ($3.5 million), construction loans ($1.3 million), the unguaranteed portion of SBA loans ($659 thousand), commercial real estate loans ($602 thousand) and home equity and consumer loans ($135 thousand).

        The provision for credit losses was $2.5 million for the three months ended December 31, 2013 as compared to $4.1 million for the three months ended December 31, 2012. The lower provisioning in the fourth quarter of 2013, as compared to the fourth quarter of 2012, is due to a combination of lower net charge-offs, and overall improved asset quality in the loan portfolio. Net charge-offs of $1.3 million in the fourth quarter of 2013 represented 0.18% of average loans, excluding loans held for sale, as compared to $2.2 million or 0.37% of average loans, excluding loans held for sale, in the fourth quarter of 2012. Net charge-offs in the fourth quarter of 2013 were attributable primarily to commercial and industrial loans ($831 thousand), and commercial real estate loans ($375 thousand). The lower provisioning in the fourth quarter of 2013, as compared to the fourth quarter of 2012, is due to a combination of lower net charge-offs, and overall improved asset quality in the loan portfolio. At December 31, 2013 the allowance for credit losses represented 1.39% of loans outstanding, as compared to 1.50% and 1.42% at December 31, 2012 and September 30, 2013, respectively. The allowance for credit losses represented 166% of nonperforming loans at December 31, 2013, as compared to 122% at December 31, 2012 and 144% at September 30, 2013.

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

        Total noninterest income for the year of 2013 was $24.7 million compared to $21.4 million in 2012, an increase of 15.7%. This increase was due primarily to a $1.7 million increase in gains realized on the sale of SBA loans, offset by a $1.0 million decrease in gains realized on the sale of residential loans, a $670 thousand increase on service charges on deposit accounts and a $1.9 million increase in other noninterest income due primarily to increased loan related fees and income on new annuity investments. Additionally, BOLI income increased $328 thousand due to new investments. Net gain on sale of investment securities were $19 thousand in 2013 and $690 thousand in 2012. A $529 thousand loss on the early extinguishment of debt was recorded in September of 2012 due to the restructuring of a FHLB advance. Excluding investment securities gains and the loss on the early extinguishment of debt, total noninterest income was $24.7 million for the year of 2013, as compared to $21.2 million for 2012, a 17% increase, which represented 15% of total revenue for the year of 2013 as compared to 14% for the year of 2012.

        Total noninterest income for the three months ended December 31, 2013 decreased to $4.3 million from $6.1 million for the three months ended December 31, 2012, a 29% decrease. This decrease was primarily due to lower gains on the sale of residential mortgage loans of $3.0 million, offset by a combination of an increase in service charges income of $221 thousand, higher income from BOLI of $202 thousand, higher loan fees and insurance income of $405 thousand, and higher income from sales of SBA loans of $148 thousand. There were $4 thousand of investment securities losses recorded for the fourth quarter of 2013, as compared to investment securities losses of $75 thousand for the fourth quarter of 2012. Excluding investment securities losses, total noninterest income was $4.3 million for the fourth quarter of 2013, as compared to $6.1 million for the fourth quarter of 2012, a decrease of 30%.

        For the year ended December 31, 2013, service charges on deposit accounts increased $670 thousand from $3.9 million, an increase of 17% over 2012. For the three months ended December 31, 2013, service charges on deposit accounts increased $221 thousand to $1.3 million compared to the same period in 2012, an increase of 21%. This increase in service charges for year 2013 and the three months ended December 31, 2013 was primarily related to growth in the number of accounts.

        Gain on sale of loans consists of SBA and residential mortgage loans. For the year ended December 31, 2013, gain on sale of loans increased from $13.9 million to $14.6 million compared to the same period in 2012 or 5%. For the three months ended December 31, 2013, gain on sale of loans decreased from $4.1 million to $1.2 million compared to the same period in 2012. The lower amount of gains in the fourth quarter of 2013 is due substantially to a decrease in the gains realized on the sale of residential mortgage loans as a result of reduced refinancing activity due to higher market interest rates beginning the second quarter of 2013.

        The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $12.5 million for the year of 2013 compared to $13.5 million in the same period in 2012. For the three months ended December 31, 2013, gains on the sale of residential mortgage loans were $1.0 million as compared to $4.0 million for the same three months of 2012. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent. Additionally, premiums received on loans sold are subject to refund if the mortgage loan pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the year of 2013. The reserve amounted to $57 thousand at December 31, 2013 and is included in Other liabilities on the Consolidated Balance Sheets. The Bank does not originate "sub-prime" loans and has no exposure to this market segment.

        The Company is an originator of SBA loans and its current practice is to sell the insured portion of those loans at a premium. Income from this source was $2.1 million for the year ended December 31, 2013 compared to $443 thousand for the year ended December 31, 2012. For the three months ended December 31, 2013, gains on the sale of SBA loans amounted to $202 thousand as compared to $54 thousand for the same period in 2012. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

        Other income totaled $4.8 million for the year ended 2013 as compared to $2.9 million for the same period in 2012, an increase of 63%. ATM fees increased from $963 thousand for the year ended 2012 to $1.1 million for the year ended 2012, an 11% increase. SBA service fees decreased from $208 thousand for the year ended December 31, 2012 to $74 thousand for the year ended 2013, a 65% decrease. Noninterest loan fees increased from $1.3 million for the year ended 2012 to $2.5 million for the same period in 2013, an 88% increase. Other noninterest fee income was $1.2 million for the year 2013 compared to $456 thousand for the same period in 2012, a 163% increase. Other income totaled $1.5 million for the three months ended December 31, 2013 as compared to $927 thousand for the same period in 2012, the increase is primarily due to annuity income on new investments during 2013, an increase of 65%.

        The increase in the cash surrender value of BOLI for the year ended December 31, 2013, as compared to December 31, 2012 is due primarily to new investments of approximately $25 million during 2013. At December 31, 2013 this asset amounted to $39.7 million as compared to $14.1 million at December 31, 2012.

        Net investment gains amounted to $19 thousand for the year ended December 31, 2013 compared to $690 thousand for the year ended December 31, 2012. For the three months ended December 31, 2013 net investment losses amounted to $4 thousand compared to $75 thousand for the same period in 2012. Gains were realized during the year 2013 to take advantage of strong fixed income market in bullet U.S. agency securities. Losses were realized during the year 2013 in selling higher coupon mortgaged backed securities in order to mitigate prepayment risk and resulting negative yields.

Noninterest Expense

        Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance premiums and other expenses.

        Total noninterest expenses were $84.6 million for the year of 2013, as compared to $76.5 million for 2012, an 11% increase. For the three months ended December 31, 2013, total noninterest expenses were $21.5 million, as compared to $20.3 million for 2012, a 6% increase.

        Salaries and employee benefits were $47.5 million for the year ended 2013, as compared to $43.7 million for 2012, a 9% increase. For the three months ended December 31, 2013, salaries and employee benefits amounted to $12.8 million versus $12.2 million for the same period in 2012, a 5% increase. Cost increases for salaries and benefits for both the year and three month periods were primarily due to merit increases, incentive compensation and benefits increases, and net staffing increases primarily as a result of growth in the commercial lending and branch personnel, partially offset by staff reductions in the residential lending department during the last half of 2013. At December 31, 2013, the Company's staff numbered 386, as compared to 393 at December 31, 2012 and 338 at December 31, 2011.

        Premises and equipment expenses amounted to $11.9 million for the year ended December 31, 2013 as compared to $10.2 million for the same period in 2012, a 17% increase. Premises and equipment expenses amounted to $3.0 million for the three months ended December 31, 2013 as compared to $2.7 million for the same period in 2012, an 11% increase. For both the year and three month periods, premises and equipment expenses were higher due primarily to the cost of new branch offices and normal increases in leasing costs. For the year and three months ended December 31, 2013, the Company recognized $57 thousand and $20 thousand respectively of sublease revenue as compared to $99 thousand and $26 thousand for the same period in 2012. The sublease revenue is a direct offset of premises and equipment expenses.

        Marketing and advertising expenses decreased from $1.8 million for the year ended December 31, 2012 to $1.7 million for 2013, a decrease of 4%. The primary reasons for the decrease for the full year was due to additional advertising expenses incurred in 2012 for general branding purposes, such as online advertisements, as well as increased print advertising for residential mortgage lending and other business lines. Marketing and advertising expenses increased from $419 thousand for the three months ended December 31, 2012 to $519 thousand for the same period in 2013, a 24% increase. The primary reasons for the increase for the three month period ended December 31, 2013, was due to creative, account and deliverable costs associated with the retention of a new full service marketing agency.

        Data processing expenses increased from $4.4 million for the year ended December 31, 2012 to $5.9 million for 2013, an increase of 34%. Data processing expenses increased from $1.1 million for the three months ended December 31, 2012 to $1.4 million for the same period in 2013, a 27% increase. The increase in expense for the year and three months ended December 31, 2013 as compared to the same period in 2012 was due to system enhancements and increased customer transaction volume.

        Legal, accounting and professional fees were $3.4 million for the year ended December 31, 2013, as compared to $4.3 million for 2012, a decrease of 19%. Legal, accounting and professional fees were $863 thousand for the three months ended December 31, 2013, as compared to $938 thousand in 2012, an 8% decrease. The decrease for the year and three months ended December 31, 2013 as compared to the same period in 2012 was due primarily to the decline in collection costs related to the resolution of problem loans.

        FDIC insurance premiums increased to $2.3 million for the year ended December 31, 2013 as compared to $2.1 million for 2012, an increase of 8% due to average asset growth. For the three months ended December 31, 2013, FDIC insurance premiums amounted to $483 thousand as compared to $536 thousand for the same period in 2012, a 10% decrease due to average asset growth offset by year-end accrual adjustments.

        Other expenses increased to $11.9 million for the year ended December 31, 2013 from $10.1 million for the same period in 2012, an increase of 17%. For the three months ended December 31, 2013, other expenses amounted to $2.5 million as compared to $2.4 million for the same period in 2012, an increase of 1%. The major components of cost in this category include insurance expenses, deposit fees, telephone, OREO expenses and other losses. The increase for the year ended December 31, 2013 compared to the same period in 2012, was primarily due to an increase of $1.1 million of other losses related to a nonrecurring expense earlier in 2013 and an increase of $1.6 million in expenses for the operations of OREO properties partially offset by a decrease of $738 thousand in deposit fees and a decrease of $359 thousand in telephone expense. The increase for the three month period ended December 31, 2013 compared to the same period in 2012 was primarily due to $476 thousand of expenses for the operations of OREO properties offset by a $201 thousand decrease in other losses and a decrease of $149 thousand in deposit fees.

        The efficiency ratio improved to 49.90% for the year of 2013 from 51.40% for 2012. As a percentage of average assets, total noninterest expenses improved to 2.46% for the year of 2013 from 2.55% for the year 2012. Cost control remains a significant operating objective of the Company.

Income Tax Expense

        The Company recorded income tax expense of $28.3 million in 2013 compared to $20.9 million in 2012 and $13.7 million in 2011, resulting in an effective tax rate of 37.6%, 37.2% and 35.9%, respectively. The higher effective tax rate for the year 2013 relates to a higher level of taxable income relative to income exempt from taxation.

BALANCE SHEET ANALYSIS

Overview

        At December 31, 2013, total assets were $3.77 billion, compared to $3.41 billion at December 31, 2012, an 11% increase. As compared to September 30, 2013, total assets at December 31, 2013 increased by $266.6 million, or 8%. Total loans (excluding loans held for sale) were $2.95 billion at December 31, 2013 compared to $2.49 billion at December 31, 2012, an 18% increase. As compared to September 30, 2013, total loans at December 31, 2013 increased by $148.3 million, a 5% increase. Total deposits were $3.23 billion at December 31, 2013, compared to deposits of $2.90 billion at December 31, 2012, an 11% increase. As compared to September 30, 2013, total deposits at December 31, 2013 increased by $241.3 million, an 8% increase. The level of deposit gains in 2013 was impacted by the previously reported loss of $130.0 million of trustee deposits in March 2013 related to the expiration of the transaction account guarantee ("TAG") program. Loans held for sale amounted to $42.0 million at December 31, 2013 as compared to $226.9 million at December 31, 2012, an 82% decrease. As compared to September 30, 2013 loans held for sale increased by $3.0 million, a 7% increase.

        The investment portfolio totaled $378.1 million at December 31, 2013, a 26% increase from the $299.8 million balance at December 31, 2012. As compared to September 30, 2013, the investment portfolio at December 31, 2013 increased by $22.3 million, a 6% increase. Total borrowed funds (excluding customer repurchase agreements) were $39.3 million at December 31, 2013, December 31, 2012 and September 30, 2013, respectively. Total shareholders' equity increased to $393.9 million at December 31, 2013, compared to $350.0 million and $382.1 million at December 31, 2012 and September 30, 2013, respectively, primarily reflecting growth in retained earnings. The Company's capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 13.01% at December 31, 2013, as compared to a total risk based capital ratio of 12.20% at December 31, 2012. In addition, the tangible common equity ratio (tangible common equity to tangible assets) increased to 8.86% at December 31, 2013, from 8.50% at December 31, 2012.

Investment Securities Available-for-Sale ("AFS") and Short-Term Investments

        The tables below and Note 3 to the Consolidated Financial Statements provide additional information regarding the Company's investment securities categorized as "available-for-sale" ("AFS"). The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders' equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2013, the Company had a net unrealized loss in AFS securities of $5.5 million with a deferred tax asset of $2.2 million, as compared to a net unrealized gain in AFS securities of $9.1 million at December 31, 2012, with a deferred income tax liability of $3.6 million, respectively.

        The AFS portfolio is comprised of U.S. Government agency securities (12% of AFS securities) with an average duration of 2.1 years, seasoned mortgage backed securities that are 100% agency issued (60% of AFS securities) which have an average expected life of 4.4 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (27% of AFS securities) which have an average duration of 6.6 years, and equity investments which comprise less than 1% of AFS securities. The equity investment consists of common stock of three community banking companies which have an estimated fair value of $384 thousand. Ninety nine percent (99.9%) of the investment securities which are debt instruments are rated AAA or AA or have the implicit guarantee of the U.S. Treasury.

        At December 31, 2013, the investment portfolio amounted to $378.1 million as compared to a balance of $299.8 million at December 31, 2012, an increase of 26%. The investment portfolio is managed to achieve goals related to income, liquidity, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships.

        The following table provides information regarding the composition of the Company's investment securities portfolio at the dates indicated. As earlier noted, amounts are reported at estimated fair value. The change in composition of the portfolio at December 31, 2013 as compared to 2012 was due principally to Asset Liability Committee decisions to increase the mix of municipal bonds, which was believed to present attractive valuation and to increase holdings of structured residential mortgage backed securities issued by U.S. Government agencies or government sponsored enterprises which are believed to well position the Company in the current interest rate environment. The decrease in holdings of U.S. Government agency securities was the result of decisions to sell certain issues in order to realize gains that would otherwise mature at par in the next few years. During the twelve months ended December 31, 2013, the investment portfolio balances increased as compared to balances at December 31, 2012, as cash flow from significant declines in loans held for sale has been deployed into a combination of higher yielding loans, and higher average investments. Cash flows from mortgage backed securities and sales of U.S.

agency securities were reinvested primarily into a combination of structured mortgage backed securities and additional investments have been made in high quality municipal bonds.

	December 31,
	2013		2012		2011
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
U. S. Government agency securities	$47,335	12.5%	$49,082	16.4%	$103,753	33.1%
Residential mortgage backed securities	228,674	60.5%	173,083	57.7%	147,978	47.2%
Municipal bonds	101,740	26.9%	77,313	25.8%	61,773	19.6%
Other equity investments	384	0.1%	342	0.1%	307	0.1%

	$378,133	100%	$299,820	100%	$313,811	100%

        The decrease in the investment portfolio in 2012 over 2011 was due in large part to higher average loans held for sale, as well as maintaining high average liquidity levels in 2012.

        The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted-average yield of the investment portfolio at December 31, 2013. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

        At December 31, 2013, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's shareholders' equity.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U. S. Government agency securities	$19,025	1.69%	$27,615	1.64%	$—	—	$—	—	$46,640	1.66%
Residential mortgage backed securities	5,240	2.94%	147,211	2.00%	81,755	2.03%	—	—	234,206	2.02%
Muncipal bonds	2,513	3.31%	23,205	3.08%	74,597	3.00%	2,108	4.06%	102,423	3.05%
Other equity investments	—	—	—	—	—	—	—	—	396	—

	$26,778	2.09%	$198,031	2.08%	$156,352	2.49%	$2,108	4.06%	$383,665	2.25%

        The Company also has a portfolio of short-term investments utilized for asset liability management needs which consist from time-to-time of discount notes, commercial paper, money market investments, and other bank certificates of deposit. This portfolio amounted to $10.3 million at December 31, 2013 and 2012, respectively.

        Federal funds sold amounted to $5.7 million at December 31, 2013 as compared to $7.9 million at December 31, 2012. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

        Interest bearing deposits with banks and other short-term investments amounted to $291.7 million at December 31, 2013 as compared to $324.0 million at December 31, 2012. These overnight funds represents daily liquidity held at the Federal Reserve to meet future loan demand, to fund future increases in investment securities and to meet other general liquidity needs of the Company.

Loan Portfolio

        In its lending activities, the Company seeks to develop substantial relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served, while maintaining sound asset quality.

        Loan growth over the past year has been favorable, with loans outstanding reaching $2.95 billion at December 31, 2013, an increase of $452.1 million or 18% as compared to $2.49 billion at December 31, 2012, and increased $436.8 million or 21% as compared to $2.06 billion at December 31, 2011.

        The loan growth in 2013 was predominantly in the commercial and income producing commercial real estate segments, along with significant percentage increases in the residential real estate mortgage and commercial and residential construction. Despite an increased level of competition for business, the Bank has been able to continue to grow its commercial real estate portfolio and attract new customers. Commercial real estate leasing in the Bank's market area has held up far better than in other parts of the country and values have generally held up well with upward price pressure in prime pockets. Meanwhile, multi-family properties in a number of sub-markets within the Bank's market area are experiencing normalized to declining vacancy rates, with upward pressure on rents. Construction lending picked up in 2013 on both the commercial and residential fronts. The housing market saw an uptick in demand, and tract development has returned in certain suburban markets. Commercial loan growth was strong in 2013 and was reflective of both expansion among existing customers and growth in new banking relationships. Consumer loan balances, including home equity lines of credit, saw modest growth last year.

        Owner occupied commercial real estate and owner occupied commercial real estate construction represent 12% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 69% consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate is excluded, the percentage of total loans represented by commercial real estate decreases to 57%. Real estate also serves as collateral for loans made for other purposes, resulting in 79.9% of loans being secured by real estate.

        The following table shows the trends in the composition of the loan portfolio over the past five years.

	Year Ended December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$694,350	24%	$545,070	22%	$478,886	23%	$411,744	26%	$346,692	25%
Income producing—commercial real estate	1,119,800	38%	914,638	37%	756,645	37%	619,714	37%	499,501	36%
Owner occupied—commercial real estate	317,491	11%	297,857	12%	250,174	12%	223,986	13%	196,433	14%
Real estate mortgage—residential	90,418	3%	61,871	3%	39,552	2%	15,977	1%	9,236	1%
Construction—commercial and residential	574,167	19%	533,722	21%	395,267	19%	298,272	18%	249,058	18%
Construction—C&I (owner occupied)	34,659	1%	28,808	1%	34,402	2%	9,809	—	3,637	—
Home equity	110,242	4%	106,844	4%	97,103	5%	89,885	5%	87,283	6%
Other consumer	4,031	—	4,285	—	4,227	—	6,113	—	7,471	—

Total loans	2,945,158	100%	2,493,095	100%	2,056,256	100%	1,675,500	100%	1,399,311	100%

Less: Allowance for credit losses	(40,921)		(37,492)		(29,653)		(24,754)		(20,619)

Net loans	$2,904,237		$2,455,603		$2,026,603		$1,650,746		$1,378,692

        As noted above, a significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area and secured by real estate or other collateral in that market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the Washington, D.C. metropolitan real estate market could have an adverse impact on this portfolio of loans and the Company's income and financial position. While our basic market area is the Washington, D.C. metropolitan area, the Bank has made loans outside that market area where the nature and quality of such loans was consistent with the Bank's lending policies. At present, the Company believes that commercial real estate values are stable to improving in those sub-markets of the Washington, D.C. metropolitan market in which the Company has its most significant real estate exposure.

        The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institutions total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. Commercial real estate loans and construction, land and land development loans represent 409% and 154%, respectively, of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. The Company is well capitalized. Nevertheless, the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

        At December 31, 2013, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

        The Company has directly made higher risk real estate loans that entail additional risks as compared to loans made following normal underwriting practices. These higher risk loan transactions, representing financing subordinated to loans made by the Bank or other parties, and occasionally referred to in this report as "subordinated financings" are currently made through the Company's subsidiary, ECV. This activity is limited as to real estate individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. Transactions are structured to provide ECV with returns commensurate to the risk through the requirement of additional interest following payoff of all loans, which additional interest is recorded as a component of noninterest income. At December 31, 2013, ECV has $7.4 million of loans outstanding for higher risk loan transaction relating to five real estate projects. The loans are expected to be outstanding throughout 2014, with marketing and sales continuing during the year. For the years ended December 31, 2013, 2012 and 2011, ECV recorded $968 thousand, $553 thousand and $203 thousand of interest income. Noninterest income of $274 thousand was recognized for the year ended December 31, 2013, and no noninterest income was recognized for years ended December 31, 2012 and 2011.

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

Loan Maturity

        The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2013.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
Commercial	$694,350	$287,493	$300,371	$94,869	$11,617
Income producing—commercial real estate	1,119,800	320,260	645,887	152,329	1,324
Owner occupied—commercial real estate	317,491	18,739	165,457	76,780	56,515
Real estate mortgage—residential	90,418	4,463	65,316	6,982	13,657
Construction—commercial and residential	574,167	269,004	257,410	47,267	486
Construction—C&I (owner occupied)	34,659	485	9,224	21,574	3,376
Home equity	110,242	3,685	1,030	57,953	47,574
Other consumer	4,031	800	2,128	304	799

Total loans	$2,945,158	$904,929	$1,446,823	$458,058	$135,348

Loans with:
Predetermined fixed interest rate	$1,282,580	$181,371	$866,296	$180,296	$54,617
Floating interest rate	1,662,578	723,558	580,527	277,762	80,731

Total loans	$2,945,158	$904,929	$1,446,823	$458,058	$135,348

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consulting firm, support management's assessment as to the adequacy of the allowance at December 31, 2013. During 2013, a provision for credit losses was made in the amount of $9.6 million and net charge-offs amounted to $6.2 million. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements and activity in the allowance for credit losses is contained in Note 4 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption, "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate allowance for credit losses, as well as the discussion under the caption "Provision for Credit Losses."

        The allowance for credit losses represented 1.39% of total loans at December 31, 2013 as compared to 1.50% at December 31, 2012. At December 31, 2013, the allowance represented 166% of nonperforming loans as compared to 122% at December 31, 2012. The increase in the coverage ratio was due substantially to the level of nonperforming loans declining by $6.0 million, or approximately 19%, at December 31, 2013 as compared to December 31, 2012.

        As part of its comprehensive loan review process, the Bank's Board of Directors, Directors' Loan Committee or Credit Review Committee carefully evaluate loans which are past due 30 days or more. The Committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are 90 days past due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk which may require additional reserves.

        At December 31, 2013, the Company had $24.7 million of loans classified as nonperforming, and $10.7 million of potential problem loans, as compared to $30.7 million of nonperforming loans and $42.4 million of potential problem loans at December 31, 2012. Please refer to Note 1 to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company's policy regarding impairment of loans. Please refer to "Nonperforming Assets" at page 60 for a discussion of problem and potential problem assets.

        As the loan portfolio and allowance for credit losses review process continues to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. In 2013, the Company witnessed a decreased level of net charge-offs and believes its level of net charge-offs and problem assets were below those of its peer banking companies. The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.

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

        The following table sets forth activity in the allowance for credit losses for the past five years.

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Balance at beginning of year	$37,492	$29,653	$24,754	$20,619	$18,403
Charge-offs:
Commercial	4,275	3,481	4,310	2,495	3,705
Income producing—commercial real estate	602	1,189	277	719	488
Owner occupied—commercial real estate	—	350	—	246	239
Real estate mortgage—residential	—	300	95	—	553
Construction—commercial and residential	2,010	3,033	1,366	1,698	177
Construction—C&I (owner occupied)	—	—	—	—	—
Home equity	89	698	295	43	427
Other consumer	63	47	87	21	191

Total charge-offs	7,039	9,098	6,430	5,222	5,780

Recoveries:
Commercial	161	144	28	37	274
Income producing—commercial real estate	—	18	126	3	—
Owner occupied—commercial real estate	—	—	—	—	—
Real estate mortgage—residential	—	—	3	—	2
Construction—commercial and residential	688	510	183	7	2
Construction—C&I (owner occupied)	—	—	—	—	—
Home equity	11	73	3	2	—
Other consumer	6	2	3	—	49

Total recoveries	866	747	346	49	327

Net charge-offs	6,173	8,351	6,084	5,173	5,453
Additions charged to operations	9,602	16,190	10,983	9,308	7,669

Balance at end of year	$40,921	$37,492	$29,653	$24,754	$20,619

Ratio of allowance for credit losses to total loans outstanding at year end	1.39%	1.50%	1.44%	1.48%	1.47%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.23%	0.37%	0.32%	0.34%	0.42%

        The following table presents the allocation of the allowance for credit losses by loan category and the percent of loans each category bears to total loans. The allocation of the allowance at December 31, 2013 includes specific reserves of $6.5 million against impaired loans of $32.6 million as compared to specific reserves of $8.1 million against impaired loans of $46.0 million at December 31, 2012. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Year Ended December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial	$9,780	24%	$9,412	22%	$9,609	23%	$8,630	26%	$9,871	25%
Income producing—commercial real estate	10,359	38%	9,148	37%	7,304	37%	6,668	37%	3,328	36%
Owner occupied—commercial real estate	3,899	11%	2,781	12%	1,898	12%	2,064	13%	3,167	14%
Real estate mortgage—residential	944	3%	659	3%	399	2%	115	1%	28	1%
Construction—commercial and residential	13,422	19%	12,671	21%	7,862	19%	5,562	18%	3,627	18%
Construction—C&I (owner occupied)	512	1%	720	1%	684	2%	183	—	53	—
Home equity	1,871	4%	1,730	4%	1,528	5%	1,441	5%	382	6%
Other consumer	134	—	371	—	369	—	91	—	163	—

Total allowance for credit losses	$40,921	100%	$37,492	100%	$29,653	100%	$24,754	100%	$20,619	100%

(1)
Represents the percent of loans in each category to total loans.

Nonperforming Assets

        As shown in the table below, the Company's level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and OREO, totaled $33.9 million at December 31, 2013, representing 0.90% of total assets, as compared to $36.0 million at December 31, 2012, representing 1.06% of total assets. The Company has been highly proactive in addressing existing and potential problem loans resulting from a weaker economy. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for loan losses at 1.39% of total loans at December 31, 2013, is adequate to absorb potential credit losses in the loan portfolio at that date.

        Included in nonperforming assets at December 31, 2013 is OREO of $9.2 million, consisting of seven foreclosed properties. The Company had eleven OREO properties with a net carrying value of $5.3 million at December 31, 2012. OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the year of 2013, the Company sold eleven foreclosed properties with a net carrying value of $7.6 million, recording a net loss on sale of $772 thousand.

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

        Loans are considered to have been modified in a TDR when due to a borrower's financial difficulties the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDR's as the accommodation of a borrower's request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example, (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had nine TDR's at December 31, 2013 totaling approximately $17.2 million. Three of these loans, totaling approximately $7.9 million, have demonstrated a period of at least six months of performance under the modified terms, and as a result are not disclosed in the table below. During 2013, TDR loans aggregating approximately $6.1 million were moved to nonperforming status, and one loan of approximately $2.0 million was moved to OREO after receiving the deed to the underlying collateral, during 2013. At December 31, 2012 the Company had eight TDRs totaling approximately $16.5 million.

        Total nonperforming loans amounted to $24.7 million at December 31, 2013, representing 0.84% of total loans, compared to $30.7 million at December 31, 2012, representing 1.23% of total loans. Nonperforming loans decreased by $6.0 million at December 31, 2013 as compared to 2012, and the ratio of nonperforming loans to total loans decreased due to both a decline in nonperforming loans and an increase in the loan portfolio in 2013.

        The following table shows the amounts and relevant ratios of nonperforming assets at December 31 for the past five years:

(dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual Loans:
Commercial	$6,779	$4,799	$5,718	$5,137	$4,364
Income producing—commercial real estate	2,525	3,458	7,662	3,913	1,641
Owner occupied—commercial real estate	5,452	2,578	282	—	526
Real estate mortgage—residential	887	699	1,041	760	259
Construction—commercial and residential	8,366	18,594	17,459	14,645	15,192
Construction—C&I (owner occupied)	—	—	—	—	—
Home equity	623	513	624	297	42
Other consumer	70	43	8	535	—
Accrual loans-past due 90 days	—	—	—	—	—

Total nonperforming loans(1)	24,702	30,684	32,794	25,287	22,024

Other real estate owned	9,225	5,299	3,225	6,701	5,106

Total nonperforming assets	$33,927	$35,983	$36,019	$31,988	$27,130

Coverage ratio, allowance for credit losses to total nonperforming loans	165.66%	122.19%	90.42%	97.89%	93.62%
Ratio of nonperforming loans to total loans	0.84%	1.23%	1.59%	1.51%	1.57%
Ratio of nonperforming assets to total assets	0.90%	1.06%	1.27%	1.53%	1.50%

(1)
As of December 31, 2013, nonaccrual loans reported in the table above included $7.3 million of loans that migrated from performing "troubled debt restructurings" during 2013.

(2)
Gross interest income that would have been recorded in 2013 if nonaccrual loans shown above had been current and in accordance with their original terms was $1.8 million, while interest actually recorded on such loans was $117 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

        Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

        At December 31, 2013, there were $10.7 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $10.7 million in potential problem loans at December 31, 2013, compared to $16.4 million at September 30, 2013, and $42.4 million at December 31, 2012. There were $17.7 million of potential problem loans at December 31, 2012, that migrated to nonperforming loan status over the course of 2013. The nonperforming loan balance at December 31, 2013, included $22.4 million of loans that were considered potential problem loans at December 31, 2012. The Company maintains a conservative posture with respect to its risk ratings, which allows for early intervention in potential problem loan situations. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See "Allowance for Credit Losses" on page 57 for a description of the allowance methodology.

Other Earning Assets

        Residential mortgage loans held for sale amounted to $42.0 million at December 31, 2013 compared to $226.9 million at December 31, 2012. The decrease in loans held for sale in 2013 was effectively due to a rise in market interest rates during the last half of the year, which resulted in a decline in refinancing activity. The Company originates and sells loans only on a "servicing released" basis in order to enhance noninterest income. See "Business" at page 1 for a description of the Bank's mortgage lending and brokerage activities.

        Bank owned life insurance is utilized by the Company in accordance with income tax regulations as part of the Company's financing of its benefit programs. At December 31, 2013 this asset amounted to $39.7 million as compared to $14.1 million at December 31, 2012, which reflected an increase in cash surrender values and new investments. A portion of the increase in BOLI relates to a newly adopted supplemental retirement benefit adopted for certain executive officers adopted in 2013. Refer to Note 15 of Notes to Consolidated Financial Statements.

Intangible Assets

        The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization is made to arrive at the initial recorded value, which is included in intangible assets, net, on the Consolidated Balance Sheets.

        For 2013, excess servicing fees of $339 thousand were recorded, and $248 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2013, the balance of excess servicing fees was $234 thousand. For 2012, excess servicing fees of $36 thousand were recorded, of which $72 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2012, the balance of excess servicing fees was $143 thousand.

        In connection with the acquisition of Fidelity & Trust Financial Corporation ("Fidelity") in 2008 and the purchase during 2011 of the Gallery Place branch office, the Company allocated a portion of the purchase price to core deposit intangibles, based upon an independent evaluation, which are included in Intangible assets, on the Consolidated Balance Sheets. The initial amount recorded for Gallery Place branch office was $215 thousand. The core deposit intangible relating to the Gallery Place branch acquisition was full amortized at December 31, 2013. The initial amount recorded for the Fidelity acquisition was $2.3 million. The amount of the core deposit intangible relating to the Fidelity acquisition at December 31, 2013 was $1.1 million, which is being amortized over its remaining economic life of 2.2 years as a component of other noninterest expense. The amounts amortized in 2012 and 2011 were $366 thousand and $324 thousand, respectively. The unamortized assets at December 31, 2013 and 2012 were $1.1 million and $1.5 million, respectively.

        The Company recorded an unidentified intangible asset (goodwill) incident to the acquisition of Fidelity of $2.2 million. The Company's testing of potential goodwill impairment (which is required annually), has resulted in no impairment being recorded.

Deposits and Other Borrowings

        The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts and savings accounts. Additionally, the Bank obtains certificates of deposits from the local market areas surrounding the Bank's offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and the Promontory.

        For the twelve months ended December 31, 2013, noninterest bearing deposits decreased $32.0 million or 4% to $849.4 million, as compared to $881.4 million as of December 31, 2012, while interest bearing deposits increased by $360.2 million or 18%, during the same period. Within interest bearing deposits, money market and savings accounts collectively amounted to $1.81 billion at December 31, 2013 or 56% of total deposits, as compared to $1.37 billion, or 47% of total deposits, at December 31, 2012, a 32% increase. The level of noninterest bearing deposits at December 31, 2013 as compared to December 31, 2012 was negatively impacted by the previously reported loss of $130.0 million of trustee deposits in March 2013 related to the expiration of the TAG program.

        Average total deposits for the year of 2013 were $2.91 billion, as compared to $2.54 billion for the same period in 2012, a 15% increase.

        Approximately 14% of the Bank's deposits at December 31, 2013 ($446.3 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 18% at December 31, 2012 ($527.1 million). This decrease in the percentage of total deposits in the time deposit category at December 31, 2013 as compared to December 31, 2012, was due to sales emphasis on acquiring core money market and demand deposit accounts together with the maturities of brokered deposits.

        The following table sets forth the maturities of time deposits with balances of $100 thousand or more, which represent 6% and 8% of total deposits as of December 31, 2013 and 2012, respectively. See Note 7 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table at page 46 for the average rates paid on interest-bearing deposits. Time deposits of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.

	December 31,
(dollars in thousands)	2013	2012	2011
Three months or less	$68,710	$84,541	$109,615
More than three months through six months	66,240	61,698	90,094
More than six months through twelve months	41,384	45,545	44,764
Over twelve months	27,372	41,091	87,997

Total	$203,706	$232,875	$332,470

        From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. The Bank participates in the Certificates of Deposit Account Registry Service ("CDARS") and the Insured Cash Sweep product ("ICS"), which provides for reciprocal ("two-way") transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits, and therefore provide for separate identification of such deposits in quarterly Call Report data. The Bank has a commitment at December 31, 2013 from Promontory to place up to $300 million of brokered deposits from its Insured Network Deposit ("IND") program with the Bank in amounts requested by the Bank, as compared to an actual balance of $159.3 million at December 31, 2013.

        At December 31, 2013, total deposits included $418.1 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 13% of total deposits. At December 31, 2012, total time deposits (excluding the CDARS and ICS two-way) included $474.2 million of brokered deposits, which represented 16% of total deposits. The CDARS and ICS two-way component represented $318.0 million, or 10% of total deposits and $92.5 million or 3% of total deposits at December 31, 2013 and 2012, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank.

        At December 31, 2013, the Company had $849.4 million in noninterest bearing demand deposits, representing 26% of total deposits. This compared to $881.4 million of these deposits at December 31, 2012 or 30% of total deposits. These deposits are primarily business checking accounts. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank's market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank's interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank is prepared to evaluate options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company's net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

        As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $80.5 million at December 31, 2013 compared to $101.3 million at December 31, 2012. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. Government agency securities or U.S. Government agency mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain sufficient investment securities for pledging purposes to accommodate the fluctuations in balances which may occur in these customer repurchase agreement accounts.

        The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the Bank had $30 million of borrowings outstanding under its credit facility from the FHLB. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's commercial mortgage, residential mortgage and home equity loan portfolios.

        The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at December 31, 2013 or 2012.

        Please refer to "Liquidity Management" at page 71, and Note 8 to the Consolidated Financial Statements for additional information regarding the Company's short and long-term borrowings.

COMPARISON OF 2012 VERSUS 2011

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

        Net income available to common shareholders as of December 31, 2012 increased 51% to $34.7 million ($1.50 per basic common share and $1.46 per diluted common share), as compared to $23.0 million ($1.05 per basic common share and $1.04 per diluted common share) for the year ended December 31, 2011. A lower dividend rate on preferred stock accounted for a significant amount of the increase in earnings available to common shareholders for the twelve months ended December 31, 2012 as compared to the same period in 2011.

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

        The Company's earnings are largely dependent on net interest income, which represented 86% and 88% of total revenue for the full year in 2012 and 2011, respectively. For the twelve months ended December 31, 2012, the net interest margin was 4.32% as compared to 3.99% (4.17% excluding the settlement deposit), for the twelve months ended December 31, 2011. The higher margin for 2012 as compared to 2011 (excluding the settlement deposit) was due to maintaining loan portfolio yields in 2012 close to 2011 levels due to loan pricing practices, an increase in the mix of average loans held for sale, which benefited earning asset yields, and a reduction in funding costs while maintaining a favorable deposit mix.

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

        In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 76% (decreased from 80% excluding the effect of the settlement deposit) of average earning assets for the year ended December 31, 2011 to 77% of average earning assets for the same period in 2012. The higher growth of average funding sources as compared to average loan growth has added average liquidity to the balance sheet for year ended December 31, 2012 compared to the same period in 2011. The slight increase in average loans as a percentage of average earning assets is due primarily to a large increase in average loans held for sale. For the year ended December 31, 2012, as compared to the same period in 2011, average loans held for sale, increased $77 million, a 122% increase. The increase in average loans for the year ended December 31, 2012 as compared to the same period in 2011 is primarily attributable to growth in loans for both income producing commercial real estate and construction. Increases in average deposits for the year ended December 31, 2012, as compared to the same period in 2011, is attributable to growth in noninterest bearing demand deposits, and money market accounts. Average investment securities for the year ended December 31, 2012 and 2011 amounted to 11% of average earning assets. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale, averaged 12% of average earning assets for the year ended December 31, 2012 as compared to 13% for the same period in 2011.

        The provision for credit losses was $16.2 million for the year of 2012 as compared to $11.0 million in 2011. At December 31, 2012 the allowance for credit losses represented 1.50% of loans outstanding, as compared to 1.44% at December 31, 2011. The allowance for credit losses represented 122% of nonperforming loans at December 31, 2012, as compared to 90% at December 31, 2011. The higher provisioning in 2012 as compared to 2011 is attributable to the change in loan mix, higher reserves for classified loans, loan growth, and higher net charge-offs in the twelve months of 2012 compared to 2011. The increase in the coverage ratio was due substantially to a change in the mix of the loan portfolio while the level of nonperforming loans declined by $2.1 million, or approximately 6%, at December 31, 2012 as compared to December 31, 2011. For the twelve months ended December 31, 2012, net charge-offs totaled $8.4 million (0.37% of average loans) compared to $6.1 million (0.32% of average loans) for the twelve months ended December 31, 2011. Net charge-offs in the twelve months ended December 31, 2012 were primarily attributable to commercial and industrial loans ($3.1 million), construction loans ($2.5 million), commercial real estate loans ($1.2 million), home equity, residential mortgage and consumer loans ($970 thousand), owner occupied real estate ($350 thousand) and the unguaranteed portion of SBA loans ($248 thousand).

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

        The Company recorded income tax expense of $20.9 million in 2012 compared to $13.7 million in 2011, resulting in an effective tax rate of 37.2% and 35.9%, respectively. The higher effective tax rate for the year 2012 relates to a higher marginal tax rate resulting from a higher level of income.

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

        Loan growth in 2012 was favorable, with loans outstanding reaching $2.49 billion at December 31, 2012, an increase of $436.8 million or 21% as compared to $2.06 billion at December 31, 2011.

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

        For the year ended December 31, 2012, total deposits increased $505.1 million as compared to December 31, 2011. Noninterest bearing deposits increased $192.9 million to $881.4 million or a growth rate of 28% as compared to $688.5 million as of December 31, 2011, while interest bearing deposits increased by $312.2 million during the same period, a growth rate of 18%. Within interest bearing deposits, money market and savings accounts collectively amounted to $1.37 billion at December 31, 2012 or 47% of total deposits, as compared to $1.07 million, or 45% of total deposits, at December 31, 2011, a 29% increase.

        At December 31, 2012, the Company had $881.4 million in noninterest bearing demand deposits, representing 30% of total deposits. This compared to $688.5 million of these deposits at December 31, 2011 or 29% of total deposits. These deposits are primarily business checking accounts.

        The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, the Bank had $30 million and $40 million, respectively, of borrowings outstanding under its credit facility from the FHLB. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's commercial mortgage and home equity loan portfolios.

        The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company could borrow at December 31, 2012 and 2011, on a revolving basis, up to $40 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at December 31, 2012 or 2011.

CONTRACTUAL OBLIGATIONS

        The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 16 to the Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2013 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$2,779,077	$—	$—	$—	$2,779,077
Time deposits(1)	310,537	124,163	11,637	—	446,337
Borrowed funds(2)	80,471	—	30,000	9,300	119,771
Operating lease obligations	6,809	12,882	9,018	9,708	38,417
Outside data processing(3)	1,799	1,806	—	—	3,605

Total	$3,178,693	$138,851	$50,655	$19,008	$3,387,207

(1)
Excludes accrued interest payable at December 31, 2013.

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

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 16 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2013 and 2012.

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

        Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2013, approximately 93% of the dollar amount of standby letters of credit was collateralized.

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

LIQUIDITY MANAGEMENT

        Liquidity is a measure of the Company and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. The Company's secondary sources of liquidity include a $50 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at December 31, 2013. Additionally, the Bank can purchase up to $127.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2013 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $563.3 million, against which there was $7.7 million outstanding at December 31, 2013. The Bank also has a commitment at December 31, 2013 from Promontory to place up to $300.0 million of brokered deposits from its IND program with the Bank, with an actual balance of $159.3 million outstanding at December 31, 2013. At December 31, 2013, the Bank was also eligible to make advances from the FHLB up to $407.0 million based on collateral at the FHLB, of which $30.0 million was outstanding at December 31, 2013. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which amounts to approximately $375.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

        At December 31, 2013, under the Bank's liquidity formula, it had $1.77 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

CAPITAL RESOURCES AND ADEQUACY

        The assessment of capital adequacy depends on a number of factors such as asset quality and mix, liquidity, earnings performance, changing competitive conditions and economic forces, regulatory measures and policy, as well as the overall level of growth and complexity of the balance sheet. The adequacy of the Company's current and future capital needs is monitored by management and discussed with ALCO on an ongoing basis. Management seeks to maintain a capital structure that will assure an adequate level and type of capital to support anticipated asset growth, to absorb potential losses, and to maintain a well capitalized regulatory position.

        The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent in total 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At December 31, 2013, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 409% of total risk based capital. Construction, land and land development loans represent 154% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

        The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2014. There were no amounts outstanding under this credit facility at December 31, 2013 or 2012.

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

        The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QSBL" (as defined in the Purchase Agreement) by the Bank. The dividend rate for the first ten dividend periods was one percent (1%). For the eleventh calendar quarter through four and one half years after issuance, the dividend rate will be fixed at one percent (1%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%).

        The Series B Preferred Stock may be redeemed at any time at the Company's option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

        On September 3, 2013 the Company amended the terms of the $9.3 million of subordinated notes dated August 30, 2010. Under the amendment, the maturity date is extended from September 30, 2016 to September 30, 2021 and the interest rate is changed from 10%, to a fixed interest rate of 8.5% until August 30, 2016 and thereafter at a fixed rate of interest equal to the then current yield on the 5 year U.S. Treasury Note plus 7.03%. The notes are intended to qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the currently applicable capital regulations. It is anticipated that the notes will not continue to qualify for Tier 2 capital treatment upon implementation of recently adopted Basel III capital requirements. The payment of principal on the notes may only be accelerated upon the occurrence of certain bankruptcy or receivership related events relating to the Company or, to the extent permitted under capital rules to be adopted by the Federal Reserve Board pursuant to the Dodd-Frank Act, a major bank subsidiary of the Company.

        Under current capital rules, the capital treatment of the notes must be phased out, at a rate of 20% of the original principal amount per year during the last five years of the term of the notes, commencing on October 1, 2016. Currently, $9.3 million of subordinated notes are includible as Tier 2 capital.

        At December 31, 2013, the capital position of the Company and its wholly owned subsidiary, the Bank, continues to exceed regulatory requirements and guidelines. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital ratio, Total risk-based capital ratio, and the Leverage ratio. Tier 1 capital consists of common and qualifying preferred shareholders' equity (including without limit the preferred stock issued to the Treasury) less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, and for the Company to a limited extent, excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the Leverage ratio.

        The Company's capital ratios were all well in excess of guidelines established by the Federal Reserve Board and the Bank's capital ratios were in excess of those required to be classified as a "well capitalized" institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company's and Bank's capital ratios at December 31, 2013 and 2012 are shown in Note 18 to the Consolidated Financial Statements.

        The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying equity equivalents, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank's concentrations in commercial real estate loans. See "Regulation" at page 9 and "Risk Factors" at page 19.

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

        During the year ended December 31, 2013, the Company was able to both increase its net interest income (by 14%), its net interest spread (from 4.05% to 4.11%) and manage its overall interest rate risk position.

        The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels and has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has very limited call risk in its U.S. agency investment portfolio. During the twelve months ended December 31, 2013, average investment portfolio balances increased as compared to balances at December 31, 2012, as cash flow from significant declines in loans held for sale has been deployed into a combination of higher yielding loans, and higher average investments. Cash flows from mortgage backed securities and sales of U.S. agency securities were reinvested primarily into a combination of structured mortgage backed securities and additional investments have been made in high quality municipal bonds. The percentage mix of municipal securities increased to 27% of total investments at December 31, 2013 from 26% at December 31, 2012, as the relative value of these type investments seemed attractive and was also compatible with the Company's goal of reducing its income tax liability. The portion of the portfolio invested in mortgage backed securities increased from 58% to 60% at December 31, 2013 as compared to December 31, 2012 and the portion of the portfolio represented in U.S. Government agency investments declined from 16% to 13%. The duration of the investment portfolio was increased to 4.3 years at December 31, 2013 from 3.8 years at December 31, 2012, due primarily to a higher mix and dollar amount of municipal securities.

        In the loan portfolio, the re-pricing duration was 26 months at December 31, 2013, and 25 months at December 31, 2012, with fixed rate loans amounting to 43% of total loans at both December 31, 2013 and 2012. Variable and adjustable rate loans comprised 57% of total loans at December 31, 2013, and 2012. Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, the duration of the portfolio was 19 months at December 31, 2013, as compared to 26 months at December 31, 2012. The change since December 31, 2012 was due substantially to updating a decay rate analysis for non-maturing deposits. The growth of core deposits, which enhances franchise value and provides a stable funding source, resulted in higher average liquidity in 2013 as compared to 2012. The Company experienced core deposit growth of $328 million for the year ended December 31, 2013, in spite of a large deposit loss in March 2013 directly related to the expiration of unlimited deposit insurance as of January 1, 2013.

        The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persisted throughout 2013. A disciplined approach to loan pricing, together with loans floors existing in 51% of total loans (at December 31, 2013), has resulted in more stable loan portfolio yields over the past twelve months, as average loan yields have declined by just 17 basis points (from 5.68% to 5.51%) for 2013 as compared to 2012. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

        The net unrealized loss before income tax on the investment portfolio was $5.5 million at December 31, 2013 as compared to a net unrealized gain before tax of $9.1 million at December 31, 2012, with $19 thousand of realized net gains recorded during the year ended December 31, 2013. The net unrealized loss on the investment portfolio was due primarily to a substantial increase in interest rates beginning in the latter half of the second quarter of 2013, which substantially reduced the fair market value of the portfolio at June 30, 2013. The unrealized loss position has been reduced in the fourth quarter of 2013, as market interest rates have declined slightly and the slower pace of residential mortgage loan prepayments has positively impacted the fair market value of the Bank's mortgage backed securities. At December 31, 2013, the unrealized loss position represented 1.4% of the portfolio's book value.

        There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

        One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2013. In addition to, analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate "ramps" is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

        For the analysis presented below, at December 31, 2013, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

        As quantified in the table below, the Company's analysis at December 31, 2013 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at December 31, 2013 is 4.3 years, the loan portfolio 2.2 years; the interest bearing deposit portfolio 1.6 years and the borrowed funds portfolio 1.3 years.

        The following table reflects the result of simulation analysis on the December 31, 2013 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+3.9%	+3.9%	-12.8%
+300	+1.4%	-0.9%	-10.3%
+200	-1.1%	-5.8%	-7.9%
+100	-2.1%	-7.2%	-4.7%
0	—	—	—
-100	-3.3%	-7.1%	-4.4%
-200	-6.3%	-13.7%	-7.7%

        The results of simulation are well within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 20% for a 300 basis point change and 25% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at December 31, 2013 are considered to be moderate levels of risk. The negative impact of -2.1% in net interest income and -7.2% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio and to a lower level of expected residential mortgage sales activity.

        For the analysis at December 31, 2013 as compared to December 31, 2012, the Company shortened its assumption of the duration of demand deposit and money market accounts based on analysis of more recent experience. Additionally, the analysis at December 31, 2013 as compared to December 31, 2012 increased the discount rate used to value demand deposits to better assess the higher operating cost factor of these type deposits. The impact of these assumption changes is to lower the core deposit value, which negatively impacts the market value of equity.

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

        During 2013, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the lower level of asset liquidity at December 31, 2013 as compared to December 31, 2012 (due substantially to significantly lower balances of residential mortgage loans held for sale), and accounting for the assumption changes in the deposit decay rate analysis noted above, the interest rate risk position at December 31, 2013 was similar to the interest rate risk position at December 31, 2012. As compared to December 31, 2012, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale declined by $219 million at December 31, 2013.

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

        During 2013, average market interest rates increased as compared to 2012 and the yield curve steepened. As compared to the year 2012 the average two year U.S. Treasury rate in 2013 increased by 3 basis points from 0.27% to 0.30%, the average five year U.S. Treasury rate increased by 40 basis points from 0.76% to 1.16% and the average ten year U.S. Treasury rate increased by 55 basis points from 1.79% to 2.34%. In that environment, the Company was able to increase its net interest spread for 2013 to 4.11% compared to 4.05% for the year of 2012. The Company believes that the change in the net interest spread for the full year 2013 has been consistent with its risk analysis at December 31, 2012. On an annual basis, the Company analyses through back-testing the actual change in its net interest spread against expected change and actual market interest rate movements and other factors impacting actual versus projected results.

GAP Analysis

        Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. Net interest income represented 85% of the Company's revenue for the year ended December 31, 2013, as compared to 86% of the Company's revenue for the year ended December 31, 2012. The Company's net interest margin was 4.30% at December 31, 2013, as compared to 4.32% for the year ended December 31, 2012. The stable net interest margin for the year ended December 31, 2013 as compared to the year ended December 31, 2012, was due to declining funding costs more than offsetting declines in yields on earning assets and to a slightly higher loan to deposit ratio in 2013 versus 2012 (90.8% versus 89.8%).

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

        At December 31, 2013, the Company had a positive GAP position of approximately $374 million or 10% of total assets out to three months and a positive cumulative GAP position of $340 million or 9% of total assets out to 12 months; as compared to a positive GAP position of approximately $542 million or 16% of total assets out to three months and a positive cumulative GAP position of approximately $560 million or 16% out to 12 months at December 31, 2012. The change in the positive GAP position at December 31, 2013, as compared to December 2012, was due substantially to lower levels of asset liquidity including significantly lower levels of residential mortgage loans held for sale. The GAP analysis reports variable and adjustable rate loans as re-priceable without regard to interest rate floors, which impact is captured in simulation analysis only. The change in the GAP position at December 31, 2013 as compared to December 31, 2012 is not judged material to the Company's overall interest rate risk position, which relies more heavily on simulation analysis, which captures the full optimality within the balance sheet. The current position is within guideline limits established by the ALCO.

        While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

        If interest rates increase, the Company's net interest income and net interest margin are expected to decrease modestly due to an excess of rate sensitive assets over liabilities, adjusted for the impact of loan floors and the assumption of an increase in money market interest rates by 70% of the change in market interest rates, and the estimated impact on residential mortgage loan originations.

        If interest rates decline, the Company's net interest income and margin are expected to increase modestly as the floors on the loan portfolio provide added value, variable rate deposits are reduced (although rates are close to zero) and the positive impact of lower market interest rates on residential mortgage originations.

        Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the effects of a declining interest rate environment may not be in accordance with management's expectations.

GAP Analysis
December 31, 2013
(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets
RATE SENSITIVE ASSETS:
Investment securities	$25,784	$44,326	$90,874	$69,507	$158,914	$389,405
Loans(1)(2)	1,548,783	253,243	640,931	450,075	94,156	2,987,188
Fed funds and other short-term investments	297,383	—	—	—	—	297,383
Other earning assets	50,965	—	—	—	—	50,965

Total	$1,922,915	$297,569	$731,805	$519,582	$253,070	$3,724,941	$46,562	$3,771,503

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$34,656	$103,968	$276,908	$276,907	$156,970	$849,409
Interest bearing transaction	83,007	—	17,786	17,787	—	118,580
Savings and money market	1,267,761	—	271,664	271,663	—	1,811,088
Time deposits	82,790	227,748	124,162	11,637	—	446,337
Customer repurchase agreements and fed
funds purchased	80,471	—	—	—	—	80,471
Other borrowings	—	—	39,300	—	—	39,300

Total	$1,548,685	$331,716	$729,820	$577,994	$156,970	$3,345,185	$32,455	$3,377,640

GAP	$374,230	$(34,147)	$1,985	$(58,412)	$96,100	$379,756
Cumulative GAP	$374,230	$340,083	$342,068	$283,656	$379,756
Cumulative gap as percent of total assets	9.92%	9.02%	9.07%	7.52%	10.07%

(1)
Includes loans held for sale.

(2)
Nonaccrual loans are included in the over 60 months category.

        Over the next twelve months, as reflected in the GAP table above, the Company has an excess of rate sensitive assets over rate sensitive liabilities of 9%.

        During 2013, the Company recognized the probability of higher interest rates and repositioned both its investment portfolio and its borrowed funds to better position the Company for that probability, while not exposing the Company to negative effects should interest rates either stay fairly stable or decline. While the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale declined by $219 million at December 31, 2013 as compared to December 31, 2012; on an average basis, the balance sheet during 2013 experienced an increase in liquidity, which added to average asset sensitivity.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Stegman & Company
Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Eagle Bancorp, Inc.

        We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") as of December 31, 2013 and 2012, and the consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these Consolidated Financial Statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Eagle Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ STEGMAN AND COMPANY

Baltimore, Maryland
March 13, 2014

EAGLE BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$9,577	$7,439
Federal funds sold	5,695	7,852
Interest bearing deposits with banks and other short-term investments	291,688	324,043
Investment securities available for sale, at fair value	378,133	299,820
Federal Reserve and Federal Home Loan Bank stock	11,272	10,694
Loans held for sale	42,030	226,923
Loans	2,945,158	2,493,095
Less allowance for credit losses	(40,921)	(37,492)

Loans, net	2,904,237	2,455,603
Premises and equipment, net	16,737	15,261
Deferred income taxes	28,949	19,128
Bank owned life insurance	39,738	14,135
Intangible assets, net	3,510	3,785
Other real estate owned	9,225	5,299
Other assets	30,712	19,459

Total Assets	$3,771,503	$3,409,441

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$849,409	$881,390
Interest bearing transaction	118,580	113,813
Savings and money market	1,811,088	1,374,869
Time, $100,000 or more	203,706	232,875
Other time	242,631	294,275

Total deposits	3,225,414	2,897,222
Customer repurchase agreements	80,471	101,338
Long-term borrowings	39,300	39,300
Other liabilities	32,455	21,605

Total Liabilities	3,377,640	3,059,465

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at December 31, 2013 and 2012.	56,600	56,600
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 25,885,863 and 22,954,889, respectively	253	226
Warrant	946	946
Additional paid in capital	242,990	180,593
Retained earnings	96,393	106,146
Accumulated other comprehensive (loss) income	(3,319)	5,465

Total Shareholders' Equity	393,863	349,976

Total Liabilities and Shareholders' Equity	$3,771,503	$3,409,441

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

Years Ended December 31,

(dollars in thousands, except per share data)

	2013	2012	2011
Interest Income
Interest and fees on loans	$148,801	$134,600	$112,320
Interest and dividends on investment securities	7,792	6,824	6,181
Interest on balances with other banks and short-term investments	689	475	513
Interest on federal funds sold	12	44	110

Total interest income	157,294	141,943	119,124

Interest Expense
Interest on deposits	10,614	12,057	17,248
Interest on customer repurchase agreements	254	325	685
Interest on short-term borrowings	—	3	—
Interest on long-term borrowings	1,636	2,029	2,144

Total interest expense	12,504	14,414	20,077

Net Interest Income	144,790	127,529	99,047
Provision for Credit Losses	9,602	16,190	10,983

Net Interest Income After Provision For Credit Losses	135,188	111,339	88,064

Noninterest Income
Service charges on deposits	4,607	3,937	3,318
Gain on sale of loans	14,578	13,942	6,057
Gain on sale of investment securities	19	690	1,445
Loss on early extinguishment of debt	—	(529)	—
Increase in the cash surrender value of bank owned life insurance	720	392	401
Other income	4,792	2,932	2,280

Total noninterest income	24,716	21,364	13,501

Noninterest Expense
Salaries and employee benefits	47,481	43,684	34,518
Premises and equipment expenses	11,923	10,218	8,371
Marketing and advertising	1,686	1,759	1,626
Data processing	5,903	4,415	3,554
Legal, accounting and professional fees	3,449	4,253	3,974
FDIC insurance	2,263	2,089	2,195
Other expenses	11,874	10,113	9,038

Total noninterest expense	84,579	76,531	63,276

Income Before Income Tax Expense	75,325	56,172	38,289
Income Tax Expense	28,318	20,883	13,731

Net Income	47,007	35,289	24,558
Preferred Stock Dividends	566	566	1,511

Net Income Available to Common Shareholders	$46,441	$34,723	$23,047

Earnings Per Common Share
Basic	$1.81	$1.50	$1.05
Diluted	$1.76	$1.46	$1.04

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income

Years Ended December 31,

(dollars in thousands)

	2013	2012	2011
Net Income	$47,007	$35,289	$24,558
Other comprehensive income, net of tax:
Net unrealized (loss) gain on securities available for sale	(8,773)	1,004	3,684
Reclassification adjustment for net gains included in net income	(11)	(414)	(867)

Net change in unrealized (loss) gains on securities	(8,784)	590	2,817

Comprehensive Income	$38,223	$35,879	$27,375

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands)

	Preferred Stock	Common Stock	Warrant	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance January 1, 2011	$22,582	$197	$946	$130,382	$48,551	$2,058	$204,716
Net Income	—	—	—	—	24,558	—	24,558
Net change in other comprehensive income	—	—	—	—	—	2,817	2,817
Stock-based compensation	—	—	—	1,077	—	—	1,077
Exercise of options for 150,237 shares of common stock	—	—	—	944	—	—	944
Tax benefit on non-qualified options exercised	—	—	—	143	—	—	143
Employee stock purchase plan 12,034 shares	—	—	—	124	—	—	124
Issuance of Series B Preferred Stock	56,600	—	—	—	—	—	56,600
Redemption of Series A Preferred Stock (25,559 shares)	(23,235)	—	—	—	—	—	(23,235)
Preferred stock dividends	—	—	—	—	(1,033)	—	(1,033)
Discount accretion	653	—	—	—	(653)	—	—

Balance December 31, 2011	56,600	197	946	132,670	71,423	4,875	266,711
Net Income	—	—	—	—	35,289	—	35,289
Net change in other comprehensive income	—	—	—	—	—	590	590
Stock-based compensation	—	—	—	2,495	—	—	2,495
Exercise of options for 167,882 shares of common stock	—	3	—	1,682	—	—	1,685
Common stock issued 2,864,495 shares	—	26	—	42,930	—	—	42,956
Tax benefit on non-qualified options exercised	—	—	—	369	—	—	369
Employee stock purchase plan 31,248 shares	—	—	—	447	—	—	447
Preferred stock dividends	—	—	—	—	(566)	—	(566)

Balance December 31, 2012	56,600	226	946	180,593	106,146	5,465	349,976
Net Income	—	—	—	—	47,007	—	47,007
Net change in other comprehensive income	—	—	—	—	—	(8,784)	(8,784)
10% common stock dividend 2,340,518 shares	—	24	—	56,159	(56,183)	—	—
Cash paid in lieu of fractional shares	—	—	—	—	(11)	—	(11)
Stock-based compensation	—	—	—	3,304	—	—	3,304
Common stock issued 563,343 shares under equity compensation plans	—	3	—	1,981	—	—	1,984
Tax benefits related to stock compensation	—	—	—	410	—	—	410
Employee stock purchase plan 27,113 shares	—	—	—	543	—	—	543
Preferred stock dividends	—	—	—	—	(566)	—	(566)

Balance December 31, 2013	$56,600	$253	$946	$242,990	$96,393	$(3,319)	$393,863

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

(dollars in thousands)

	2013	2012	2011
Cash Flows From Operating Activities:
Net Income	$47,007	$35,289	$24,558
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	9,602	16,190	10,983
Depreciation and amortization	4,227	3,390	2,571
Gains on sale of loans	(14,578)	(13,942)	(6,057)
Securities premium amortization (discount accretion), net	3,162	8,734	2,861
Origination of loans held for sale	(983,332)	(1,471,248)	(815,592)
Proceeds from sale of loans held for sale	1,182,803	1,435,093	725,394
Net increase in cash surrender value of BOLI	(720)	(392)	(401)
Increase in deferred income taxes	(3,965)	(4,848)	(2,080)
Net loss (gain) on sale of other real estate owned	772	(26)	444
Net gain on sale of investment securities	(19)	(690)	(1,445)
Loss on early extinguishment of debt	—	529	—
Stock-based compensation expense	3,304	2,495	1,077
Excess tax benefits from stock-based compensation	(410)	(369)	(143)
(Increase) decrease in other assets	(26)	3,797	(8,962)
Increase in other liabilities	10,850	1,818	10,656

Net cash provided by (used in) operating activities	258,677	15,820	(56,136)

Cash Flows From Investing Activities:
(Decrease) increase in interest bearing deposits with other banks and short-term investments	(88)	11	11,652
Purchases of available for sale investment securities	(148,373)	(117,554)	(263,887)
Proceeds from maturities of available for sale securities	35,985	47,007	93,602
Proceeds from sale/call of available for sale securities	22,148	77,084	85,923
Purchases of Federal Reserve and Federal Home Loan Bank stock	(731)	(2,776)	(2,055)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	153	2,324	1,341
Net increase in loans	(474,542)	(447,557)	(389,580)
Proceeds from sale of other real estate owned	6,783	901	5,995
Proceeds from redemption of BOLI	95	—	—
Purchases of BOLI	(25,603)	—	—
Purchases of annuities	(11,227)	—	—
Bank premises and equipment acquired	(5,336)	(6,007)	(5,524)

Net cash used in investing activities	(600,736)	(446,567)	(462,533)

Cash Flows From Financing Activities:
Increase in deposits	328,192	504,803	665,297
(Decrease) increase in customer repurchase agreements	(20,867)	(2,024)	5,778
Issuance of Series B Preferred Stock	—	—	56,600
Redemption of Series A Preferred Stock	—	—	(23,235)
Decrease in long-term borrowings	—	(10,000)	—
Payment of dividends on preferred stock	(566)	(566)	(1,033)
Issuance of common stock	—	42,956	—
Proceeds from exercise of stock options	1,984	1,685	944
Excess tax benefits from stock-based compensation	410	369	143
Payment in lieu of fractional shares	(11)	—	—
Proceeds from employee stock purchase plan	543	447	124

Net cash provided by financing activities	309,685	537,670	704,618

Net (Decrease) Increase In Cash and Cash Equivalents	(32,374)	106,923	185,949
Cash and Cash Equivalents at Beginning of Period	339,334	232,411	46,462

Cash and Cash Equivalents at End of Period	$306,960	$339,334	$232,411

Supplemental Cash Flows Information:
Interest paid	$12,910	$14,935	$20,045

Income taxes paid	$23,945	$18,151	$16,100

Non-Cash Investing Activities
Transfers from loans to other real estate owned	$14,842	$3,955	$2,740

Transfers from other real estate owned to loans	$3,361	$—	$3,124

See notes to consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011:

Note 1—Summary of Significant Accounting Policies

        The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the "Company"), EagleBank (the "Bank"), Eagle Commercial Ventures, LLC ("ECV"), Eagle Insurance Services, LLC, and Bethesda Leasing, LLC, with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company's books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") in the United States of America and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2013. The following is a summary of the more significant accounting policies.

Nature of Operations

        The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland, Washington, D.C., and Northern Virginia. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan's origination. As of December 31, 2013, the Bank offers its products and services through eighteen banking offices and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects. These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending—Revenue Recognition below.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations.

        The Company's current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2013 and December 31, 2012. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Intangible assets in the Consolidated Balance Sheets. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in Other income in the Consolidated Statement of Operations.

        The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives but are effectively offset by whole loan purchase commitments from various investors. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Company is not generally exposed to losses on loans sold nor will it realize gains, related to rate lock commitments due to changes in interest rates.

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

Investment Securities

        The Company has no securities classified as trading, nor are any investment securities classified as held to maturity. Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company's asset/liability management strategy and may be sold in response to changes in interest rates, current market conditions, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses being reported as accumulated other comprehensive income/(loss), a separate component of shareholders' equity, net of deferred income tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income in the Consolidated Statements of Operations.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

Higher Risk Lending—Revenue Recognition

        The Company has occasionally made higher risk acquisition, development, and construction ("ADC") loans that entail higher risks than ADC loans made following normal underwriting practices ("higher risk loan transactions"). These higher risk loan transactions are currently made through the Company's subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Committee ("AcSEC") guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC's guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Certain additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2013, 2012 or 2011 (although normal interest income was recorded) and had five higher risk lending transactions outstanding as of December 31, 2013, as compared to four higher risk lending transaction outstanding as of December 31, 2012, amounting to $7.4 million and $3.5 million, respectively.

Allowance for Credit Losses

        The allowance for credit losses represents an amount, which in management's judgment, is adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level of allowance. Among the factors considered in evaluating the adequacy of the allowance for credit losses are lending risks associated with growth and entry into new markets, loss allocations for specific credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Allowances for impaired loans are generally determined based on collateral values. Loans or any portion thereof deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The allowance for credit losses consists of allocated and unallocated components.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

Other Real Estate Owned (OREO)

        Assets acquired through loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. The new basis is supported by recent appraisals. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through noninterest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in market conditions or appraised values.

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets are subject to impairment testing at least annually, or when events or changes in circumstances indicate the assets might be impaired. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives. The Company's testing of potential goodwill impairment at December 31, 2013, resulted in no impairment being recorded.

Customer Repurchase Agreements

        The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

Income Taxes

        The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, "Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made in the Company's tax reserves for uncertain tax positions or accompanying potential tax penalties and interest for underpayments of income taxes. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at either December 31, 2013 or December 31, 2012.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

        In accordance with ASC Topic 718, "Compensation," the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value (computed at the date of option grant) of any outstanding fixed stock option grant and restricted stock award, which vest subsequent to December 31, 2005. Compensation expense on variable stock option grants (i.e. performance based grants) if any, is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 13 for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2013, 2012 and 2011.

New Authoritative Accounting Guidance

        In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. As the Company provided these required disclosures in the notes to the Consolidated Financial Statements, the adoption of ASU No. 2013-02 had no impact on the Company's consolidated statements of income and condition. See Note 19 to the consolidated financial statements for the disclosures required by ASU No. 2013-02.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 3—Investment Securities Available-for-Sale

        The amortized cost and estimated fair values of investments available-for-sale at December 31, 2013 and 2012 are as follows:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$46,640	$843	$148	$47,335
Residential mortgage backed securities	234,206	1,143	6,675	228,674
Municipal bonds	102,423	2,017	2,700	101,740
Other equity investments	396	—	12	384

	$383,665	$4,003	$9,535	$378,133

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$47,606	$1,477	$1	$49,082
Residential mortgage backed securities	170,649	2,730	296	173,083
Municipal bonds	72,050	5,314	51	77,313
Other equity investments	407	—	65	342

	$290,712	$9,521	$413	$299,820

        The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 4.3 years. The gross unrealized loss on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker "bulletin board" exchange. The estimated fair value is determined by broker quoted prices. The unrealized loss is deemed a result of generally weak valuations for many smaller community bank stocks. The individual banking company is profitable, has good financial trends and has a satisfactory capital position. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2013 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity. In addition, at December 31, 2013, the Company held $11.3 million in equity securities in a combination of Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stocks, which are held for regulatory purposes and are not marketable.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 3—Investment Securities Available-for-Sale (Continued)

        Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2013 and 2012 are as follows:

	Less than 12 Months		12 Months or Greater		Total
December 31, 2013	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government agency securities	$4,782	$148	$—	$—	$4,782	$148
Residential mortgage backed securities	155,475	5,992	15,658	683	171,133	6,675
Municipal bonds	50,450	2,512	3,196	188	53,646	2,700
Other equity investments	—	—	165	12	165	12

	$210,707	$8,652	$19,019	$883	$229,726	$9,535

	Less than 12 Months		12 Months or Greater		Total
December 31, 2012	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. Government agency securities	$2,999	$1	$—	$—	$2,999	$1
Residential mortgage backed securities	44,992	263	2,743	33	47,735	296
Municipal bonds	3,964	51	—	—	3,964	51
Other equity investments	—	—	112	65	112	65

	$51,955	$315	$2,855	$98	$54,810	$413

        The amortized cost and estimated fair values of investments available-for-sale at December 31, 2013 and 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013		December 31, 2012
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. Government agency securities maturing:
One year or less	$19,025	$19,133	$5,038	$5,053
After one year through five years	27,615	28,202	42,568	44,029
Residential mortgage backed securities	234,206	228,674	170,649	173,083
Municipal bonds maturing:
After one year through five years	25,718	26,008	11,469	11,978
Five years through ten years	76,705	75,732	60,581	65,335
Other equity investments	396	384	407	342

	$383,665	$378,133	$290,712	$299,820

        In 2013, gross realized gains on sales of investment securities were $237 thousand and gross realized losses on sales of investment securities were $218 thousand. In 2012, gross realized gains on sales of investment securities were $941 thousand and gross realized losses on sales of investment securities were

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 3—Investment Securities Available-for-Sale (Continued)

$251 thousand. In 2011, realized gains on sales of investment securities were $1.4 million and there were no realized losses on sales of investment securities.

        Proceeds from sales and calls of investment securities in 2013 were $22.1 million, in 2012 were $77.1 million, and in 2011 were $85.9 million.

        At December 31, 2013, $274.2 million (fair value) of securities were pledged as collateral for certain government deposits, and securities sold under agreement to repurchase. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government agency securities, exceeded ten percent of shareholders' equity at December 31, 2013 or 2012.

Note 4—Loans and Allowance for Credit Losses

        The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.

        Loans, net of unamortized net deferred fees, at December 31, 2013 and 2012 are summarized by type as follows:

	December 31, 2013		December 31, 2012
(dollars in thousands)	Amount	%	Amount	%
Commercial	$694,350	24%	$545,070	22%
Income producing—commercial real estate	1,119,800	38%	914,638	37%
Owner occupied—commercial real estate	317,491	11%	297,857	12%
Real estate mortgage—residential	90,418	3%	61,871	3%
Construction—commercial and residential	574,167	19%	533,722	21%
Construction—C&I (owner occupied)	34,659	1%	28,808	1%
Home equity	110,242	4%	106,844	4%
Other consumer	4,031	—	4,285	—

Total loans	2,945,158	100%	2,493,095	100%
Less: Allowance for Credit Losses	(40,921)		(37,492)

Net loans	$2,904,237		$2,455,603

        Unamortized net deferred fees amounted to $12.7 million and $8.8 million at December 31, 2013 and 2012, of which $235 thousand and $301 thousand at December 31, 2013 and 2012, respectively, represented net deferred costs on home equity loans.

        As of December 31, 2013 and 2012, the Bank serviced $67.6 million and $41.2 million, respectively, of loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

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

        The composition of the Company's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. The combination of owner occupied commercial real estate and owner occupied commercial real estate construction represent 12% of the loan portfolio. At December 31, 2013, the combination of commercial real estate and real estate construction loans represent approximately 69% of the loan portfolio. When owner occupied commercial real estate and owner occupied commercial construction loans are excluded, the percentage of commercial real estate and construction loans to total loans decreases to 57%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.00. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 24% of the loan portfolio at December 31, 2013 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 1% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

        Approximately 4% of the loan portfolio at December 31, 2013 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        The remaining 3% of the loan portfolio consists of residential mortgage loans. These are typically loans underwritten to the same underwriting standards as residential loans held for sale but for shorter terms, generally less than 10 years.

        Loans are secured primarily by duly recorded first deeds of trust. In some cases, the Bank may accept a recorded junior trust position. In general, borrowers will have a proven ability to build, lease, manage

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

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

        Substantially all construction draw requests must be presented in writing on American Institute of Architects documents and certified either by the contractor, the borrower and/or the borrower's architect. Each draw request shall also include the borrower's soft cost breakdown certified by the borrower or its Chief Financial Officer. Prior to an advance, the Bank or its contractor inspects the project to determine that the work has been completed, to justify the draw requisition.

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

        The Company's loan portfolio includes loans made for real estate Acquisition, Development and Construction ("ADC") purposes, including both investment and owner occupied projects. ADC loans amounted to $608.8 million at December 31, 2013. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 47% of the outstanding ADC loan portfolio at December 31, 2013. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

        The following tables detail activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
For the Year Ended December 31, 2013
Allowance for credit losses:
Balance at beginning of period	$9,412	$9,148	$2,781	$659	$13,391	$1,730	$371	$37,492
Loans charged-off	(4,275)	(602)	—	—	(2,010)	(89)	(63)	(7,039)
Recoveries of loans previously charged-off	161	—	—	—	688	11	6	866

Net loans charged-off	(4,114)	(602)	—	—	(1,322)	(78)	(57)	(6,173)
Provision for credit losses	4,482	1,813	1,118	285	1,865	219	(180)	9,602

Ending balance	$9,780	$10,359	$3,899	$944	$13,934	$1,871	$134	$40,921

For the Year Ended December 31, 2013
Allowance for credit losses:
Individually evaluated for impairment	$1,323	$1,098	$1,853	$27	$1,625	$526	$68	$6,520
Collectively evaluated for impairment	8,457	9,261	2,046	917	12,309	1,345	66	34,401

Ending balance	$9,780	$10,359	$3,899	$944	$13,934	$1,871	$134	$40,921

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
For the Year Ended December 31, 2012
Allowance for credit losses:
Balance at beginning of period	$9,609	$7,304	$1,898	$399	$8,546	$1,528	$369	$29,653
Loans charged-off	(3,481)	(1,189)	(350)	(300)	(3,033)	(698)	(47)	(9,098)
Recoveries of loans previously charged-off	144	18	—	—	510	73	2	747

Net loans charged-off	(3,337)	(1,171)	(350)	(300)	(2,523)	(625)	(45)	(8,351)
Provision for credit losses	3,140	3,015	1,233	560	7,368	827	47	16,190

Ending balance	$9,412	$9,148	$2,781	$659	$13,391	$1,730	$371	$37,492

For the Year Ended December 31, 2012
Allowance for credit losses:
Individually evaluated for impairment	$2,158	$1,201	$753	$—	$3,718	$243	$41	$8,114
Collectively evaluated for impairment	7,254	7,947	2,028	659	9,673	1,487	330	29,378

Ending balance	$9,412	$9,148	$2,781	$659	$13,391	$1,730	$371	$37,492

        The Company's recorded investments in loans as of December 31, 2013 and December 31, 2012 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company's impairment methodology was as follows:

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
December 31, 2013
Recorded investment in loans:
Individually evaluated for impairment	$9,614	$2,682	$7,574	$113	$13,862	$682	$70	$34,597
Collectively evaluated for impairment	684,736	1,117,118	309,917	90,305	594,964	109,560	3,961	2,910,561

Ending balance	$694,350	$1,119,800	$317,491	$90,418	$608,826	$110,242	$4,031	$2,945,158

December 31, 2012
Recorded investment in loans:
Individually evaluated for impairment	$15,177	$11,401	$8,723	$—	$36,502	$510	$43	$72,356
Collectively evaluated for impairment	529,893	903,237	289,134	61,871	526,028	106,334	4,242	2,420,739

Ending balance	$545,070	$914,638	$297,857	$61,871	$562,530	$106,844	$4,285	$2,493,095

        At December 31, 2013, the nonperforming loans acquired from Fidelity have a carrying value of $2.0 million and an unpaid principal balance of $11.5 million and were evaluated separately in accordance with ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

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
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

        The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of December 31, 2013.

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans
December 31, 2013
Commercial	$655,409	$29,327	$9,614	$—	$694,350
Income producing—commercial real estate	1,095,285	21,833	2,682	—	1,119,800
Owner occupied—commercial real estate	294,337	15,580	7,574	—	317,491
Real estate mortgage—residential	89,501	804	113	—	90,418
Construction—commercial and residential	575,321	19,643	13,862	—	608,826
Home equity	107,415	2,145	682	—	110,242
Other consumer	3,961	—	70	—	4,031

Total	$2,821,229	$89,332	$34,597	$—	$2,945,158

December 31, 2012
Commercial	$495,072	$34,821	$15,170	$7	$545,070
Income producing—commercial real estate	892,569	10,668	11,401	—	914,638
Owner occupied—commercial real estate	275,864	13,270	8,723	—	297,857
Real estate mortgage—residential	61,134	737	—	—	61,871
Construction—commercial and residential	508,166	17,862	36,502	—	562,530
Home equity	104,302	2,032	510	—	106,844
Other consumer	4,230	12	43	—	4,285

Total	$2,341,337	$79,402	$72,349	$7	$2,493,095

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

        The following presents by class of loan, information related to nonaccrual loans as of the year ended December 31, 2013 and 2012.

(dollars in thousands)	December 31, 2013	December 31, 2012
Commercial	$6,779	$4,799
Income producing—commercial real estate	2,525	3,458
Owner occupied—commercial real estate	5,452	2,578
Real estate mortgage—residential	887	699
Construction—commercial and residential	8,366	18,594
Home equity	623	513
Other consumer	70	43

Total nonaccrual loans(1)(2)	$24,702	$30,684

(1)
Excludes troubled debt restructurings ("TDRs") that were performing under their restructured terms totaling $7.9 million at December 31, 2013, and $15.3 million at December 31, 2012.

(2)
Gross interest income that would have been recorded in 2013 if nonaccrual loans shown above had been current and in accordance with their original terms was $1.8 million, while interest actually recorded on such loans was $117 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

        The following table presents by class, an aging analysis and the recorded investments in loans past due as of December 31, 2013 and 2012.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans
December 31, 2013
Commercial	$1,698	$11,146	$6,779	$19,623	$674,727	$694,350
Income producing—commercial real estate	818	—	2,525	3,343	1,116,457	1,119,800
Owner occupied—commercial real estate	360	2,121	5,452	7,933	309,558	317,491
Real estate mortgage—residential	—	—	887	887	89,531	90,418
Construction—commercial and residential	—	—	8,366	8,366	600,460	608,826
Home equity	626	359	623	1,608	108,634	110,242
Other consumer	—	15	70	85	3,946	4,031

Total	$3,502	$13,641	$24,702	$41,845	$2,903,313	$2,945,158

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans
December 31, 2012
Commercial	$3,784	$598	$4,799	$9,181	$535,889	$545,070
Income producing—commercial real estate	1,538	992	3,458	5,988	908,650	914,638
Owner occupied—commercial real estate	369	4,081	2,578	7,028	290,829	297,857
Real estate mortgage—residential	—	107	699	806	61,065	61,871
Construction—commercial and residential	6,276	675	18,594	25,545	536,985	562,530
Home equity	1,150	352	513	2,015	104,829	106,844
Other consumer	—	5	43	48	4,237	4,285

Total	$13,117	$6,810	$30,684	$50,611	$2,442,484	$2,493,095

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

        The following table presents by class, information related to impaired loans for the years ended December 31, 2013 and 2012.

						Average Recorded Investment		Interest Income Recognized
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance
(dollars in thousands)				Total Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Quarter To Date	Year To Date
December 31, 2013
Commercial	$6,779	$2,327	$4,452	$6,779	$1,323	$8,193	$8,877	$53	$131
Income producing—commercial real estate	5,902	1,322	4,580	5,902	1,098	6,183	5,755	38	175
Owner occupied—commercial	5,452	111	5,341	5,452	1,853	5,939	6,285	52	108
Real estate mortgage—residential	887	774	113	887	27	891	792	2	2
Construction—commercial and residential	13,233	5,358	7,575	12,933	1,625	13,405	17,298	44	169
Home equity	623	—	623	623	526	567	508	2	4
Other consumer	70	—	70	70	68	58	34	1	2

Total	$32,946	$9,892	$22,754	$32,646	$6,520	$35,236	$39,549	$192	$591

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

						Average Recorded Investment		Interest Income Recognized
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance
(dollars in thousands)				Total Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Quarter To Date	Year To Date
December 31, 2012
Commercial	$9,461	$5,767	$3,481	$9,248	$2,158	$8,372	$7,772	$151	$245
Income producing—commercial real estate	5,600	3,830	1,770	5,600	1,201	5,695	6,609	38	152
Owner occupied—commercial	6,659	5,602	1,057	6,659	753	4,517	2,746	213	252
Real estate mortgage—residential	699	699	—	699	—	706	714	—	—
Construction—commercial and residential	25,347	14,727	8,508	23,235	3,718	24,859	26,430	63	202
Home equity	513	134	379	513	243	592	534	1	9
Other consumer	43	1	42	43	41	25	17	2	2

Total	$48,322	$30,760	$15,237	$45,997	$8,114	$44,766	$44,822	$468	$862

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

        The following table presents by class, information related to loans modified in a TDR during the years ended December 31, 2013 and 2012.

(dollars in thousands)	Number of Contracts	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
December 31, 2013
Commercial	3	$—	$4,042	$4,042
Income producing—commercial real estate	3	3,377	217	3,594
Owner occupied—commercial real estate	1	—	4,081	4,081
Construction—commercial and residential	2	4,567	912	5,479

Total	9	$7,944	$9,252	$17,196

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 4—Loans and Allowance for Credit Losses (Continued)

(dollars in thousands)	Number of Contracts	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
December 31, 2012
Commercial	3	$4,449	$—	$4,449
Income producing—commercial real estate	2	2,142	217	2,359
Owner occupied—commercial real estate	1	4,081	—	4,081
Construction—commercial and residential	2	4,641	966	5,607

Total	8	$15,313	$1,183	$16,496

        During the year ended December 31, 2013, four performing TDRs totaling approximately $8.1 million experienced defaults on their modified terms. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. These four previously performing TDRs were reclassified; three to nonperforming loans, one to OREO after the Company took possession of the underlying collateral. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. One loan totaling $1.2 million was modified in a TDR during the year ended December 31 2013, as compared to two loans totaling $2.6 million were modified during the year ended December 31, 2012.

Related Party Loans

        Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2013 and 2012.

(dollars in thousands)	2013	2012
Balance at January 1,	$31,435	$24,685
Additions	7,091	13,488
Repayments	(8,403)	(6,738)

Balance at December 31,	$30,123	$31,435

Note 5—Premises and Equipment

        Premises and equipment include the following at December 31:

(dollars in thousands)	2013	2012
Leasehold improvements	$18,213	$16,183
Furniture and equipment	18,289	14,986
Less accumulated depreciation and amortization	(19,765)	(15,908)

Total premises and equipment, net	$16,737	$15,261

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 5—Premises and Equipment (Continued)

        Total depreciation and amortization expense for the years ended December 31, 2013, 2012, and 2011, was $3.9 million, $3.1 million, and $2.3 million, respectively.

        The Company leases banking and office space in twenty three locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from five to ten years and provide for one or more five year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $6.9 million for 2013, $6.1 million in 2012, and $5.3 million in 2011. The Company subleased two leased premises during 2013 and 2012, and three leased premises during 2011 and recorded $57 thousand, $99 thousand, and $324 thousand respectively, as a reduction of rent expense during 2013, 2012, and 2011.

        At December 31, 2013, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
(dollars in thousands)
2014	$6,809
2015	6,818
2016	6,064
2017	4,849
2018	4,169
Thereafter	9,708

Total minimum lease payments	$38,417

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 6—Intangible Assets

        Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

(dollars in thousands)	Gross Intangible Assets	Additions	Accumulated Amortization	Net Intangible Assets
2013
Goodwill(1)	$2,163	$—	$—	$2,163
Core deposit(2)	2,520	—	(1,407)	1,113
Excess servicing(3)	526	339	(631)	234

	$5,209	$339	$(2,038)	$3,510

2012
Goodwill(1)	$2,163	$—	$—	$2,163
Core deposit(2)	2,520	—	(1,041)	1,479
Excess servicing(3)	490	36	(383)	143

	$5,173	$36	$(1,424)	$3,785

(1)
The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity & Trust Financial Corporation ("Fidelity") of approximately $360 thousand. Based on allowable adjustments through August 31, 2009, the unidentified intangible (goodwill) amounted to approximately $2.2 million.

(2)
In connection with the Fidelity acquisition (August 2008) and a one branch purchase (January 2011) the Company made an allocation of the purchase price to the core deposit intangibles which were $2.3 million and $215 thousand respectively based on an independent evaluation. The amount of the core deposit intangible relating to the one branch acquisition was fully amortized at December 31, 2013. The amount of the core deposit intangible relating to the Fidelity acquisition at December 31, 2013 was $1.1 million, which is being amortized over its remaining economic life of 2.2 years as a component of other noninterest expense.

(3)
The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to the loan term and amortization period are made to arrive at the initial recorded value.

        The aggregate amortization expense was $614 thousand, $396 thousand, and $314 thousand for the years ended December 31, 2013, 2012, and 2011, respectively.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 6—Intangible Assets (Continued)

        The future estimated annual amortization expense is presented below:

Years ending December 31:
(dollars in thousands)
2014	$309
2015	301
2016	293
2017	150
2018	60

Total	$1,113

Note 7—Deposits

        The following table provides information regarding the Bank's deposit composition and shows the average rate being paid on the interest bearing deposits at December 31, 2013, 2012 and 2011.

	2013		2012		2011
(dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$849,409	—	$881,390	—	$688,506	—
Interest bearing transaction	118,580	0.26%	113,813	0.34%	80,105	0.38%
Savings and money market	1,811,088	0.35%	1,374,869	0.48%	1,068,370	0.72%
Time, $100,000 or more	203,706	0.88%	232,875	1.12%	332,470	1.08%
Other time	242,631	0.54%	294,275	0.71%	222,644	1.72%

Total	$3,225,414		$2,897,222		$2,392,095

        The remaining maturity of time deposits at December 31, 2013, 2012 and 2011 are as follows:

(dollars in thousands)	2013	2012	2011
Three months or less	$82,790	$102,022	$132,387
More than three months through six months	109,101	88,156	112,167
More than six months through twelve months	118,646	104,122	89,486
Over twelve months	135,800	232,850	221,074

Total	$446,337	$527,150	$555,114

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 7—Deposits (Continued)

        Interest expense on deposits for the years ended December 31, 2013, 2012 and 2011 is as follows:

(dollars in thousands)	2013	2012	2011
Interest bearing transaction	$298	$289	$236
Savings and money market	5,765	5,946	8,488
Time, $100,000 or more	2,080	2,729	5,695
Other time	2,471	3,093	2,829

Total	$10,614	$12,057	$17,248

Note 8—Borrowings

        Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2013		2012		2011
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased repurchase	$80,471	0.28%	$101,338	0.31%	$103,362	0.43%

Total	$80,471		$101,338		$103,362

Average Daily Balance:
Customer repurchase agreements and federal funds purchased repurchase	$94,566	0.27%	$96,141	0.34%	$116,367	0.59%
Federal Home Loan Bank—current portion	—	—	503	0.41%	—	—
Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased repurchase	$106,975	0.23%	$111,580	0.34%	$147,671	0.53%
Federal Home Loan Bank—current portion	—	—	10,000	2.98%	—	—
Long-term:
At Year-End:
Federal Home Loan Bank	$30,000	2.46%	$30,000	2.43%	$40,000	2.96%
Subordinated Notes	9,300	8.50%	9,300	10.00%	9,300	10.00%
United Bank Line of Credit	—	—	—	—	—	—
Average Daily Balance:
Federal Home Loan Bank	$30,000	2.46%	$37,404	2.90%	$40,000	2.96%
Subordinated Notes	9,300	9.64%	9,300	10.00%	9,300	10.00%
United Bank Line of Credit	—	—	—	—	—	—
Maximum Month-end Balance:
Federal Home Loan Bank	$30,000	2.46%	$40,000	2.96%	$40,000	2.96%
Subordinated Notes	9,300	10.00%	9,300	10.00%	9,300	10.00%
United Bank Line of Credit	—	—	—	—	—	—

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

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

        The Bank has commitments from correspondent banks under which it can purchase up to $127.5 million in federal funds on an unsecured basis, against which there were no amounts outstanding at December 31, 2013 and can borrow unsecured funds under one-way Certificates of Deposit Account Registry Service ("CDARS") brokered deposits in the amount of $555.6 million, against which there was $7.7 million outstanding at December 31, 2013. The Bank has a commitment at December 31, 2013 from the Promontory Interfinancial Network to place up to $300.0 million of brokered deposits from its Insured Network Deposit ("IND") program with the Bank in amounts requested by the Bank, against which there was $159.3 million outstanding at December 31, 2013. At December 31, 2013, the Bank was also eligible to make advances from the FHLB up to $427.7 million based on collateral at the FHLB, of which $30.0 million was outstanding at December 31, 2013. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which amounts to approximately $375.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

        In December 2013, the Company renewed its Loan Agreement and related Stock Security Agreement and Promissory Note (the "credit facility") with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, or to finance capital contributions to the Bank in whole and to ECV in part. This facility was originally entered into in August 2008 and has been renegotiated over the past five years to its current terms. The credit facility is secured by a first lien on a portion of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2014. There were no amounts outstanding under this credit at December 31, 2013 or 2012.

        On September 3, 2013 the Company amended the terms of the $9.3 million of subordinated notes dated August 30, 2010. Under the amendment, the maturity date is extended from September 30, 2016 to September 30, 2021 and the interest rate is changed from 10%, to a fixed interest rate of 8.5% until August 30, 2016 and thereafter at a fixed rate of interest equal to the then current yield on the 5 year U.S. Treasury Note plus 7.03%. The notes are intended to qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the currently applicable capital regulations. It is not anticipated that the notes will qualify for capital treatment upon implementation of recently adopted Basel III capital requirements. The payment of principal on the notes may only be accelerated upon the occurrence of certain bankruptcy or receivership related events relating to the Company or, to the extent permitted under capital rules to be adopted by the Federal Reserve Board pursuant to the Dodd-Frank Act, a major bank subsidiary of the Company.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 8—Borrowings (Continued)

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

        The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QSBL" (as defined in the Purchase Agreement) by the Bank. The dividend rate for the first ten dividend periods was one percent (1%). For the eleventh calendar quarter through four and one half years after issuance, the dividend rate will be fixed at one percent (1%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%).

        The Series B Preferred Stock may be redeemed at any time at the Company's option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

        On July 14, 2011, concurrent with the sale of the Series B Preferred Stock under the Small Business Lending Fund, the Company entered into and consummated a letter agreement with the United States Treasury Department, pursuant to which the Company redeemed, out of the proceeds of the issuance of the Series B Preferred Stock, all 23,325 outstanding shares of the Series A Preferred Stock related to the Company's participation in the Troubled Asset Relief Program's Capital Purchase Program (the "CPP"), for a redemption price of $23,425,398, including accrued but unpaid dividends to the date of redemption. The Series A Preferred Stock was originally issued on December 5, 2008 for an amount of $38,235,000. Previously, on December 23, 2009, $15,000,000 of Series A Preferred Stock was redeemed.

        On November 18, 2011 under provisions of the CPP the Company issued to the Treasury warrants for 423,977 shares (as adjusted reflect the 10% stock dividend paid on June 14, 2013) of Company common stock at $6.76 per share (as adjusted for the 10% stock dividend paid on June 14, 2013) were sold by the Treasury. At December 31, 2013 those warrants remain outstanding and have an expiration date of December 8, 2018. Upon exercise, which is at the option of the holder, the Company will issue a number of shares of Company common stock in exchange for the warrants equal to the number of shares subject to the warrant less the number of shares determined by multiplying the number of shares subject to the warrant by the strike price and dividing the result by the current share price.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 10—Income Taxes

        Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2013	2012	2011
Current federal income tax	$26,136	$20,937	$12,760
Current state income tax	6,147	4,543	3,051

Total current	32,283	25,480	15,811

Deferred federal income tax benefit	(3,909)	(4,564)	(2,062)
Deferred state income tax benefit	(56)	(33)	(18)

Total deferred	(3,965)	(4,597)	(2,080)

Total income tax expense	$28,318	$20,883	$13,731

        Temporary timing differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Gross deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, is presented below for the years ended December 31:

(dollars in thousands)	2013	2012	2011
Deferred tax assets
Allowance for credit losses	$16,440	$15,035	$11,864
Deferred loan fees and costs	5,039	3,020	1,871
Stock-based compensation	1,370	829	453
Net operating loss	3,449	3,952	3,952
Unrealized loss on securities available for sale	2,213	—	—
Deferred rent	—	—	51
Premises and equipment	1,283	989	653
Other	4	4	4

Total deferred tax assets	29,798	23,829	18,848

Deferred tax liabilities
Unrealized gain on securities available for sale	—	(3,643)	(3,250)
Excess servicing	(95)	(58)	(72)
Deferred rent	(264)	(322)	—
Intangible assets	(490)	(678)	(853)

Total deferred tax liabilities	(849)	(4,701)	(4,175)

Net deferred income tax account	$28,949	$19,128	$14,673

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 10—Income Taxes (Continued)

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 follows:

	2013	2012	2011
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) due to
State income taxes, net of federal income tax benefit	5.26	5.22	5.15
Tax exempt interest and dividend income	(2.17)	(2.46)	(3.03)
Stock-based compensation expense	0.06	0.08	0.18
Other	(0.56)	(0.66)	(1.44)

Effective tax rates	37.59%	37.18%	35.86%

        The net operating loss carry forward acquired in conjunction with the Fidelity acquisition is subject to annual limits under Section 382 of the Internal Revenue Code of $718 thousand and expires in 2027. The Company remains subject to examination for the years ending after December 31, 2009.

Note 11—Net Income per Common Share

        The calculation of net income per common share for the years ended December 31 was as follows:

	2013	2012	2011
(dollars and shares in thousands, except per share data)
Basic:
Net income available to common shareholders	$46,441	$34,723	$23,047
Average common shares outstanding	25,726	23,136	21,819

Basic net income per common share	$1.81	$1.50	$1.05

Diluted:
Net income available to common shareholders	$46,441	$34,723	$23,047
Average common shares outstanding	25,726	23,136	21,819
Adjustment for common share equivalents	633	608	498

Average common shares outstanding-diluted	26,359	23,744	22,317

Diluted net income per common share	$1.76	$1.46	$1.04

Anti-dilutive shares	35,079	131,182	218,620

        The Company declared a 10% stock dividend payable on June 14, 2013. Per share amounts and the number of outstanding shares for periods ended prior to June 30, 2013 have been adjusted to give effect to the 10% common stock dividend.

Note 12—Related Party Transactions

        During 2013, approximately $897 thousand in interest was paid to the current or former directors of the Company or accounts for the benefit of such persons in respect of subordinated notes, which were amended in 2013. See Note 8 for additional information regarding the subordinated notes.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 12—Related Party Transactions (Continued)

        The Bank leases office space, at a current monthly base rental of $96,125, excluding certain pass through expenses, from limited liability companies in which a trust for the benefit of an executive officer's children has an 85% interest in one instance and a 51% interest in another.

        The Bank has obtained certain deposits through title company clients in which a director of the Bank has a direct interest and for which a broker fee of 0.50% of average deposits is paid monthly in arrears. During 2013 and 2012, approximately $1 thousand and $2 thousand, respectively, in broker fees were paid.

        Mr. Rogers is a partner in the law firm Shulman, Rogers, Gandal, Pordy & Ecker, P.A. which has provided, and continues to provide, legal services to the Company and its subsidiaries. During 2013, the Company and its subsidiaries paid aggregate fees of $970,840 to that firm. Under Mr. Roger's arrangement with his firm, he does not participate in the profits or revenues resulting from the provision of legal services to the Company and its subsidiaries, and he receives no other compensation or benefits in lieu of such participation.

Note 13—Stock-Based Compensation

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

        The 2006 Plan provides for the issuance of awards of incentive stock options, non-qualifying stock options, restricted stock and stock appreciation rights to selected key employees and members of the Board. As amended, 1,996,500 shares of common stock are subject to issuance pursuant to awards under the 2006 Plan. Stock options awards are issued with an exercise price equal to the average of the high and low price of the Company's shares at the date of grant.

        For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company's shares on the date of grant. For awards that are performance-based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance-based awards are outstanding at December 31, 2013.

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
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 13—Stock-Based Compensation (Continued)

        Below is a summary of stock option activity for the twelve months ended December 31, 2013, 2012 and 2011. The information excludes restricted stock units and awards.

	2013		2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning Balance	722,155	$10.18	919,371	$10.23	1,099,306	$9.63
Issued	3,300	20.03	5,500	15.48	4,950	11.78
Exercised	(198,588)	9.99	(167,882)	10.01	(150,237)	6.32
Forfeited	(2,420)	7.40	(3,493)	6.22	(17,952)	6.57
Expired	(23,113)	10.05	(31,341)	13.92	(16,696)	10.48

Ending Balance	501,334	$10.34	722,155	$10.18	919,371	$10.23

        The following summarizes information about stock options outstanding at December 31, 2013. The information excludes restricted stock units and awards.

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding:
Range of Exercise Prices
$5.76 – $8.00	242,770	$5.76	5.02
$8.01 – $10.00	73,242	9.67	0.88
$10.01 – $20.00	109,994	12.55	3.79
$20.01 – $24.46	75,328	22.52	1.90

	501,334	$10.34	3.68

	Stock Options Exercisable	Weighted-Average Exercise Price
Exercisable:
Range of Exercise Prices
$5.76 – $8.00	143,147	$5.76
$8.01 – $10.00	73,242	9.67
$10.01 – $20.00	78,517	12.97
$20.01 – $24.46	72,028	22.64

	366,934	$11.40

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 13—Stock-Based Compensation (Continued)

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Expected Volatility	34.12%	36.64%	33.61% – 36.64%
Weighted-Average Volatility	34.12%	36.64%	35.60%
Expected Dividends	0.0%	0.0%	0.0%
Expected Term (In years)	7.5	7.5	6.0 – 7.5
Risk-Free Rate	1.31%	1.13%	1.82%
Weighted-Average Fair Value (Grant date)	$7.83	$6.35	$4.61

        The expected lives are based on the "simplified" method allowed by ASC Topic 718"Compensation," whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

        The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $10.2 million and $7.1 million, respectively, at December 31, 2013 and 2012. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $3.1 million, $1.1 million and $855 thousand, respectively. The total fair value of stock options vested was $133 thousand, $136 thousand and $151 thousand for 2013, 2012 and 2011, respectively. Unrecognized stock-based compensation expense related to stock options totaled $135 thousand at December 31, 2013. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.70 years.

        Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Proceeds from stock options exercised	$1,984	$1,685	$944
Tax benefits related to stock options exercised	410	369	143
Intrinsic value of stock options exercised	3,060	1,100	855

        The Company has unvested restricted stock award grants of 614,580 shares from the 2006 Plan at December 31, 2013. Unrecognized stock based compensation expense related to restricted stock awards totaled $8.7 million at December 31, 2013. At such date, the weighted-average period over which this

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 13—Stock-Based Compensation (Continued)

unrecognized expense was expected to be recognized was 2.90 years. The following table summarizes the unvested restricted stock awards at December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at Beginning	348,353	$13.79	222,793	$10.61
Issued	424,450	20.64	268,115	15.30
Forfeited	(1,318)	13.23	(15,051)	11.05
Vested	(156,905)	13.04	(127,504)	11.73

Unvested at End	614,580	$18.71	348,353	$13.79

        Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At December 31, 2013, the 2011 ESPP had 473,804 shares remaining for issuance.

        Included in salaries and employee benefits the Company recognized $3.3 million, $2.5 million and $1.1 million in stock-based compensation expense for 2013, 2012 and 2011, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 14—Employee Benefit Plans

        The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is annually reviewed. For years 2013, 2012 and 2011, the Company recognized $878 thousand, $780 thousand, and $628 thousand in expense, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

Note 15—Supplemental Executive Retirement Plan

        In February 2013, the Compensation Committee authorized Supplemental Executive Retirement and Death Benefit Agreements (the "SERP Agreements") with each of the Bank's executive officers other than Mr. Paul, which upon the executive's retirement, will provide for a stated monthly payment for such executive's lifetime or alternatively, a lump sum payment at the option of the executive. The retirement benefit is computed as a percentage of each executive's projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreements provide that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement (b) death, disability and change-in-control shall result in

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 15—Supplemental Executive Retirement Plan (Continued)

immediate vesting, and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreements further provide for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive's beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.

        The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank has elected to finance the retirement benefits by purchasing fixed annuity contracts with three insurance carriers totaling $10.7 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The annuity contracts accrued $551 thousand of income for the year ended December 31, 2013, which is included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts is $11.2 million at December 31, 2013 and is included in Other assets on the Consolidated Balance Sheet. For the year ended December 31, 2013, the Company recorded benefit expense accruals of $1.7 million for this post retirement benefit.

        Upon death of an executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively fund payments (up to a 15 year certain amount) to the executives' named beneficiaries.

Note 16—Financial Instruments with Off-Balance Sheet Risk

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

        Loan commitments outstanding and lines and letters of credit at December 31, 2013 and 2012 are as follows:

(dollars in thousands)	2013	2012
Unfunded loan commitments	$1,150,556	$718,386
Unfunded lines of credit	79,786	74,094
Letters of credit	51,768	58,378

Total	$1,282,110	$850,858

        Because most of the Company's business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, the performance of which will be influenced by the economy of the region.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 16—Financial Instruments with Off-Balance Sheet Risk (Continued)

        The Bank maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $57 thousand at December 31, 2013 and $225 thousand at December 31, 2012. These amounts are included in Other liabilities in the accompanying Consolidated Balance Sheets. Changes in the balance of the reserve are a component of Other expenses in the accompanying Consolidated Statements of Operations. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2013, no reserve charges have occurred related to fraud or early payment default.

Note 17—Litigation

        In the normal course of its business, the Company is involved in litigation arising from banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition, operating results or liquidity.

Note 18—Regulatory Matters

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, that the Company and Bank met all capital adequacy requirements to which they are subject.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 18—Regulatory Matters (Continued)

        The actual capital amounts and ratios for the Company and Bank as of December 31, 2013 and 2012 are presented in the table below:

						To Be Well Capitalized Under Prompt Corrective Action Provision Ratio*
	Company		Bank
					For Capital Adequacy Purposes Ratio
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of December 31, 2013
Total capital (to risk weighted assets)	$440,332	13.01%	$403,910	12.00%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	390,111	11.53%	363,166	10.79%	4.0%	6.0%
Tier 1 capital (to average assets)	390,111	10.93%	363,166	10.22%	3.0%	5.0%
As of December 31, 2012
Total capital (to risk weighted assets)	$381,808	12.20%	$350,609	11.25%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	338,138	10.80%	312,974	10.05%	4.0%	6.0%
Tier 1 capital (to average assets)	338,138	10.44%	312,974	9.70%	3.0%	5.0%

*
Applies to Bank only

        Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2013, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 19—Other Comprehensive Income

        The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2013
Net unrealized loss on securities available-for-sale:
Net unrealized loss on securities available-for-sale	$(14,622)	$(5,849)	$(8,773)
Less: Reclassification adjustment for net gains included in net income	(19)	(8)	(11)

Other Comprehensive Loss	$(14,641)	$(5,857)	$(8,784)

Year Ended December 31, 2012
Net unrealized gain on securities available-for-sale:
Net unrealized gain on securities available-for-sale	$1,673	$669	$1,004
Less: Reclassification adjustment for net gains included in net income	(690)	(276)	(414)

Other Comprehensive Income	$983	$393	$590

Year Ended December 31, 2011
Net unrealized gain on securities available-for-sale:
Net unrealized gain on securities available-for-sale	$6,140	$2,456	$3,684
Less: Reclassification adjustment for net gains included in net income	(1,445)	(578)	(867)

Other Comprehensive Income	$4,695	$1,878	$2,817

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 19—Other Comprehensive Income (Continued)

        The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2013, 2012 and 2011.

(dollars in thousands)	Securities Available For Sale	Accumulated Other Comprehensive (Loss) Income
Year Ended December 31, 2013
Balance at Beginning of Period	$5,465	$5,465
Other comprehensive (loss) before reclassifications	(8,773)	(8,773)
Amounts reclassified from accumulated other comprehensive income	(11)	(11)

Net other comprehensive (loss) during period	(8,784)	(8,784)

Balance at End of Period	$(3,319)	$(3,319)

Year Ended December 31, 2012
Balance at Beginning of Period	$4,875	$4,875
Other comprehensive income before reclassifications	1,004	1,004
Amounts reclassified from accumulated other comprehensive income	(414)	(414)

Net other comprehensive income during period	590	590

Balance at End of Period	$5,465	$5,465

Year Ended December 31, 2011
Balance at Beginning of Period	$2,058	$2,058
Other comprehensive income before reclassifications	3,684	3,684
Amounts reclassified from accumulated other comprehensive income	(867)	(867)

Net other comprehensive income during period	2,817	2,817

Balance at End of Period	$4,875	$4,875

        The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2013, 2012 and 2011.

Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income			Affected Line Item in the Statement Where Net Income is Presented
	Year Ended December 31,
	2013	2012	2011
Realized gain on sale of investment securities	$19	$690	$1,445	Gain on sale of investment securities
	(8)	(276)	(578)	Tax Expense

Total Reclassifications for the Period	$11	$414	$867	Net of Tax

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 20—Fair Value Measurements

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 20—Fair Value Measurements (Continued)

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

        The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2013
Investment securities available for sale:
U. S. Government agency securities	$—	$47,335	$—	$47,335
Residential mortgage backed securities	—	228,674	—	228,674
Municipal bonds	—	101,740	—	101,740
Other equity investments	165	—	219	384
Residential mortgage loans held for sale	—	42,030	—	42,030

Total assets measured at fair value on a recurring basis as of December 31, 2013	$165	$419,779	$219	$420,163

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2012
Investment securities available for sale:
U. S. Government agency securities	$—	$49,082	$—	$49,082
Residential mortgage backed securities	—	173,083	—	173,083
Municipal bonds	—	77,313	—	77,313
Other equity investments	112	—	230	342
Residential mortgage loans held for sale	—	226,923	—	226,923

Total assets measured at fair value on a recurring basis as of December 31, 2012	$112	$526,401	$230	$526,743

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 20—Fair Value Measurements (Continued)

        The following is a reconciliation of activity for assets measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Other Equity Investments
(dollars in thousands)	December 31, 2013	December 31, 2012
Balance, beginning of period	$230	$226
Realized gains included in other noninterest income	—	4
Principal redemption	(11)	—

Balance, end of period	$219	$230

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

        The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There are no liabilities, which the Company measures at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2013
Impaired loans:
Commercial	$—	$4,367	$1,089	$5,456
Income producing—commercial real estate	—	2,806	1,998	4,804
Owner occupied—commercial real estate	—	2,712	887	3,599
Real estate mortgage—residential	—	86	774	860
Construction—commercial and residential	—	4,228	7,080	11,308
Home equity	—	50	47	97
Other consumer	—	—	2	2
Other real estate owned	—	9,225	—	9,225

Total assets measured at fair value on a nonrecurring basis as of December 31, 2013	$—	$23,474	$11,877	$35,351

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 20—Fair Value Measurements (Continued)

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2012
Impaired loans:
Commercial	$—	$3,040	$4,050	$7,090
Income producing—commercial real estate	—	2,723	1,676	4,399
Owner occupied—commercial real estate	—	5,699	207	5,906
Real estate mortgage—residential	—	—	699	699
Construction—commercial and residential	—	9,219	10,298	19,517
Home equity	—	267	3	270
Other consumer	—	—	2	2
Other real estate owned	—	4,969	330	5,299

Total assets measured at fair value on a nonrecurring basis as of December 31, 2012	$—	$25,917	$17,265	$43,182

Loans

        The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2013, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 20—Fair Value Measurements (Continued)

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

        Bank owned life insurance:    The fair value of bank owned life insurance is the current cash surrender value, which is the carrying value.

        Other earning assets:    The fair value of the annuity investments is the carrying amount at the reporting date.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 20—Fair Value Measurements (Continued)

        Certificates of deposit:    The fair value of certificates of deposit is estimated by discounting the future cash flows using the current rates at which similar deposits with remaining maturities would be accepted.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 20—Fair Value Measurements (Continued)

        The estimated fair values of the Company's financial instruments at December 31, 2013 and 2012 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets
Cash and due from banks	$9,577	$9,577	$—	$9,577	$—
Federal funds sold	5,695	5,695	—	5,695	—
Interest bearing deposits with other banks	291,688	291,688	—	291,688	—
Investment securities	378,133	378,133	165	377,749	219
Federal Reserve and Federal Home Loan Bank stock	11,272	11,272	—	11,272	—
Loans held for sale	42,030	42,030	—	42,030	—
Loans	2,945,158	2,979,180	—	14,249	2,964,931
Bank owned life insurance	39,738	39,738	—	39,738	—
Other earning assets	11,227	11,227	—	11,227	—
Liabilities
Noninterest bearing deposits	849,409	849,409	—	849,409	—
Interest bearing deposits	2,376,005	2,375,861	—	2,375,861	—
Borrowings	119,771	120,764	—	120,764	—
December 31, 2012
Assets
Cash and due from banks	$7,439	$7,439	$—	$7,439	$—
Federal funds sold	7,852	7,852	—	7,852	—
Interest bearing deposits with other banks	324,043	324,043	—	324,043	—
Investment securities	299,820	299,820	112	299,478	230
Federal Reserve and Federal Home Loan Bank stock	10,694	10,694	—	10,694	—
Loans held for sale	226,923	226,923	—	226,923	—
Loans	2,493,095	2,515,409	—	33,990	2,481,419
Bank owned life insurance	14,135	14,135	—	14,135	—
Liabilities
Noninterest bearing deposits	881,390	881,390	—	881,390	—
Interest bearing deposits	2,015,832	2,017,623	—	2,017,623	—
Borrowings	140,638	142,765	—	142,765	—

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 21—Quarterly Results of Operations (unaudited)

        The following table reports quarterly results of operations (unaudited) for 2013, 2012 and 2011:

	2013
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$41,652	$39,724	$37,985	$37,933
Total interest expense	2,938	3,021	3,121	3,424

Net interest income	38,714	36,703	34,864	34,509
Provision for credit losses	2,508	1,372	2,357	3,365

Net interest income after provision for credit losses	36,206	35,331	32,507	31,144
Noninterest income	4,304	5,236	7,065	8,111
Noninterest expense	21,524	21,673	20,685	20,697

Income before income tax expense	18,986	18,894	18,887	18,558
Income tax expense	6,983	7,137	7,212	6,986

Net income	12,003	11,757	11,675	11,572
Preferred stock dividends and discount accretion	141	142	142	141

Net income available to common shareholders	$11,862	$11,615	$11,533	$11,431

Earnings per common share
Basic(1 & 2)	$0.46	$0.45	$0.45	$0.45
Diluted(1& 2)	$0.45	$0.44	$0.44	$0.44

	2012
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$38,164	$36,636	$34,575	$32,568
Total interest expense	3,427	3,328	3,561	4,098

Net interest income	34,737	33,308	31,014	28,470
Provision for credit losses	4,139	3,638	4,443	3,970

Net interest income after provision for credit losses	30,598	29,670	26,571	24,500
Noninterest income	6,060	4,851	4,441	6,012
Noninterest expense	20,325	19,107	18,537	18,562

Income before income tax expense	16,333	15,414	12,475	11,950
Income tax expense	6,135	5,739	4,692	4,317

Net income	10,198	9,675	7,783	7,633
Preferred stock dividends and discount accretion	141	142	142	141

Net income available to common shareholders	$10,057	$9,533	$7,641	$7,492

Earnings per common share
Basic(1 & 2)	$0.40	$0.41	$0.34	$0.34
Diluted(1& 2)	$0.39	$0.40	$0.33	$0.33

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 21—Quarterly Results of Operations (unaudited) (Continued)

	2011
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$33,091	$30,741	$28,996	$26,296
Total interest expense	4,820	5,365	5,102	4,790

Net interest income	28,271	25,376	23,894	21,506
Provision for credit losses	2,765	2,887	3,215	2,116

Net interest income after provision for credit losses	25,506	22,489	20,679	19,390
Noninterest income	3,864	3,511	3,193	2,933
Noninterest expense	18,307	15,723	14,933	14,313

Income before income tax expense	11,063	10,277	8,939	8,010
Income tax expense	3,889	3,783	3,185	2,874

Net income	7,174	6,494	5,754	5,136
Preferred stock dividends and discount accretion	142	166	883	320

Net income available to common shareholders	$7,032	$6,328	$4,871	$4,816

Earnings per common share
Basic(1 & 2)	$0.32	$0.29	$0.23	$0.22
Diluted(1& 2)	$0.32	$0.28	$0.22	$0.22

(1)
Earnings per common share are calculated on a quarterly basis and may not be additive to the year to date amount.

(2)
Per share amounts have been adjusted to give effect to the 10% common stock dividend paid on June 14, 2013.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 22—Parent Company Financial Information

        Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheets

(dollars in thousands)	December 31, 2013	December 31, 2012
Assets
Cash	$17,140	$16,877
Cash equivalents	8,693	8,641
Investment securities available for sale, at fair value	265	212
Investment in subsidiaries	376,416	332,477
Other assets	1,000	1,353

Total Assets	$403,514	$359,560

Liabilities
Other liabilities	$351	$284
Long-term borrowings	9,300	9,300

Total liabilities	9,651	9,584

Shareholders' Equity
Preferred stock, Series B	56,600	56,600
Common stock	253	226
Warrant	946	946
Additional paid in capital	242,990	180,593
Retained earnings	96,393	106,146
Accumulated other comprehensive (loss) income	(3,319)	5,465

Total shareholders' equity	393,863	349,976

Total Liabilities and Shareholders' Equity	$403,514	$359,560

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 22—Parent Company Financial Information (Continued)

Condensed Statements of Operations

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Income
Other interest and dividends	$117	$78	$5,056
Gain on sale of investment securities	—	—	—

Total Income	117	78	5,056

Expenses
Interest expense	897	946	943
Legal and professional	142	192	214
Directors' fees	187	237	178
Other	946	816	781

Total Expenses	2,172	2,191	2,116

(Loss) Income Before Income Tax (Benefit) and Equity in Undistributed Income of Subsidiaries	(2,055)	(2,113)	2,940
Income Tax Benefit	(810)	(838)	(813)

(Loss) Income Before Equity in Undistributed Income of Subsidiaries	(1,245)	(1,275)	3,753
Equity in Undistributed Income of Subsidiaries	48,252	36,564	20,805

Net Income	47,007	35,289	24,558
Preferred Stock Dividends and Discount Accretion	566	566	1,511

Net Income Available to Common Shareholders	$46,441	$34,723	$23,047

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2013, 2012 and 2011: (Continued)

Note 22—Parent Company Financial Information (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011
Cash Flows From Operating Activities
Net Income	$47,007	$35,289	$24,558
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiary	(48,252)	(36,564)	(20,805)
Excess tax benefit on stock-based compensation	(410)	(369)	(143)
Decrease (increase) in other assets	353	(34)	784
Increase (decrease) in other liabilities	67	(50)	203

Net cash (used in) provided by operating activities	(1,235)	(1,728)	4,597

Cash Flows From Investing Activities
Investment in subsidiary (net)	(810)	(34,143)	(31,964)

Net cash (used in) investing activities	(810)	(34,143)	(31,964)

Cash Flows From Financing Activities
Issuance of Series B Preferred Stock	—	—	56,600
Redemption of Series A Preferred Stock	—	—	(23,235)
Cash paid in lieu of fractional shares	(11)	—	—
Issuance of common stock	—	42,956	—
Proceeds from exercise of stock options	1,984	1,685	944
Preferred stock dividends	(566)	(566)	(1,033)
Excess tax benefit on stock-based compensation	410	369	143
Proceeds from employee stock purchase plan	543	447	124

Net cash provided by financing activities	2,360	44,891	33,543

Net Increase in Cash	315	9,020	6,176
Cash and Cash Equivalents at Beginning of Year	25,518	16,498	10,322

Cash and Cash Equivalents at End of Year	$25,833	$25,518	$16,498

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

        Management assessed the Company's system of internal control over financial reporting as of December 31, 2013. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control—Integrated Framework (1992)." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The 2013 financial statements have been audited by the independent registered public accounting firm of Stegman & Company ("Stegman"). Personnel from Stegman were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from Stegman accompanies the financial statements. Stegman has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ Ronald D. Paul Chairman, President and Chief Executive Officer of the Company	/s/ James H. Langmead Executive Vice President and Chief Financial Officer of the Company

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 15, 2014 (the "Proxy Statement"). The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7830 Old Georgetown Road, Third Floor, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company's Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors—Director's Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2013:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	501,334	$10.34	976,401	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	501,334	$10.34	976,401

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following financial statements are included in this report

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2013 and 2012

    Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011

    Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

    Notes to the Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended(1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock(2)
3.3	Bylaws of the Company(3)
4.1	Warrant to Purchase Common Stock(4)
4.2	Form of Subordinated Note due 2016(5)
4.3	Form of Amendment Agreement to Subordinated Note(6)
10.1	1998 Stock Option Plan(7)
10.2	Employment Agreement, dated September 1, 2011, between James H. Langmead and the Bank(8)
10.3	Employment Agreement, dated September 1, 2011, between Thomas D. Murphy and the Bank(9)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company(10)
10.5	Employment Agreement, dated September 1, 2011, between Susan G. Riel and the Bank(12)
10.6	Fee Agreement between Robert P. Pincus and the Company(12)
10.7	2006 Stock Plan(13)
10.8	Employment Agreement, dated September 1, 2011, among Michael T. Flynn the Company and the Bank(14)
10.9	Employment Agreement, dated September 1, 2011, between Laurence E. Bensignor and the Bank(15)

Exhibit No.	Description of Exhibit
10.10	Employment Agreement, dated September 1, 2011, between the Bank and Janice Williams(16)
10.11	2013 Senior Executive Incentive Plan(17)
10.12	Eagle Bancorp, Inc. 2011 Employee Stock Purchase Plan(18)
10.13	Employment Agreement dated as of February 23, 2012, between the Bank and Antonio F. Marquez(19)
10.14	Employment Agreement dated as of April 24, 2013, between the Bank and Virginia Heine(20)
10.15	First Amendment to Employment Agreement of Laurence E. Bensignor(21)
10.16	First Amendment to Employment Agreement of Michael T. Flynn(22)
10.17	First Amendment to Employment Agreement of James H. Langmead(23)
10.18	First Amendment to Employment Agreement of Antonio F. Marquez(24)
10.19	First Amendment to Employment Agreement of Thomas D. Murphy(25)
10.20	First Amendment to Employment Agreement of Susan G. Riel(26)
10.21	First Amendment to Employment Agreement of Janice Williams(27)
10.22	Form of Supplemental Executive Retirement Plan Agreement (filed herewith)
11	Statement Regarding Computation of Per Share Income
Please refer to Note 11 to the Consolidated Financial Statements for the year ended December 31, 2013.
12	Statement re: Computation of Ratios
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Accounting Firm
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

Exhibit No.	Description of Exhibit
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i)Consolidated Balance Sheets at December 31, 2013 and 2012
(ii)Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011
(iii)Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
(iv)Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011
(v)Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011
(vi)Notes to the Consolidated Financial Statements

(1)
Incorporated by reference to the exhibit of the same number to the Company's Current Report on Form 8-K filed on July 16, 2008.

(2)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 15, 2011.

(3)
Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 27, 2012.

(4)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(5)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2010.

(6)
Incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the Quarter ended September 30, 2013.

(7)
Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(8)
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

(11)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 23, 2011.

(12)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-150763)

(13)
Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-187713)

(14)
Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 23, 2011

(15)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 23, 2011.

(16)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 23, 2011.

(17)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2013.

(18)
Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 333-175966).

(19)
Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012.

(20)
Incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.

(21)
Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.

(22)
Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.

(23)
Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.

(24)
Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.

(25)
Incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.

(26)
Incorporated by reference to Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.

(27)
Incorporated by reference to Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
March 14, 2014	by:	/s/ RONALD D. PAUL Ronald D. Paul, Chairman, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LESLIE M. ALPERSTEIN, PH.D. Leslie M. Alperstein, Ph.D.	Director	March 14, 2014
/s/ DUDLEY C. DWORKEN Dudley C. Dworken	Director	March 14, 2014
/s/ HARVEY M. GOODMAN Harvey M. Goodman	Director	March 14, 2014
/s/ NORMAN R. POZEZ Norman R. Pozez	Director	March 14, 2014
/s/ DONALD R. ROGERS Donald R. Rogers	Director	March 14, 2014
/s/ LELAND M. WEINSTEIN Leland M. Weinstein	Director	March 14, 2014
/s/ RONALD D. PAUL Ronald D. Paul	Chairman, President and Principal Executive Officer of the Company	March 14, 2014

Name	Position	Date

/s/ ROBERT P. PINCUS Robert P. Pincus	Vice Chairman	March 14, 2014
/s/ JAMES H. LANGMEAD James H. Langmead	Executive Vice President and Chief Financial Officer of the Company Principal Financial and Accounting Officer	March 14, 2014