Form 10-Q
period 2014-03-31
EAGLE BANCORP INC
filed 2014-05-12
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 1, 2014, the registrant had 25,980,721 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013	March 31, 2013
Assets
Cash and due from banks	$8,982	$9,577	$7,123
Federal funds sold	8,468	5,695	5,811
Interest bearing deposits with banks and other short-term investments	213,501	291,688	257,957
Investment securities available for sale, at fair value	387,790	378,133	318,431
Federal Reserve and Federal Home Loan Bank stock	10,599	11,272	11,154
Loans held for sale	21,862	42,030	132,698
Loans	3,063,975	2,945,158	2,548,024
Less allowance for credit losses	(42,018)	(40,921)	(38,811)
Loans, net	3,021,957	2,904,237	2,509,213
Premises and equipment, net	17,181	16,737	16,094
Deferred income taxes	27,146	28,949	20,661
Bank owned life insurance	40,052	39,738	14,229
Intangible assets, net	3,482	3,510	3,659
Other real estate owned	8,809	9,225	9,199
Other assets	34,123	30,712	18,636
Total Assets	$3,803,952	$3,771,503	$3,324,865

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$886,623	$849,409	$756,177
Interest bearing transaction	106,645	118,580	99,187
Savings and money market	1,861,355	1,811,088	1,456,318
Time, $100,000 or more	196,238	203,706	216,337
Other time	222,828	242,631	284,911
Total deposits	3,273,689	3,225,414	2,812,930
Customer repurchase agreements	66,437	80,471	92,664
Long-term borrowings	39,300	39,300	39,300
Other liabilities	14,144	32,455	18,119
Total Liabilities	3,393,570	3,377,640	2,963,013

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at March 31, 2014, December 31, 2013 and March 31, 2013	56,600	56,600	56,600
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 25,975,186, 25,885,863 and 23,389,238 respectively	255	253	228
Warrant	946	946	946
Additional paid in capital	244,332	242,990	181,993
Retained earnings	108,751	96,393	117,577
Accumulated other comprehensive (loss) income	(502)	(3,319)	4,508
Total Shareholders' Equity	410,382	393,863	361,852
Total Liabilities and Shareholders' Equity	$3,803,952	$3,771,503	$3,324,865

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Interest Income
Interest and fees on loans	$40,363	$36,024
Interest and dividends on investment securities	2,333	1,696
Interest on balances with other banks and short-term investments	138	209
Interest on federal funds sold	3	4
Total interest income	42,837	37,933
Interest Expense
Interest on deposits	2,412	2,940
Interest on customer repurchase agreements	38	69
Interest on long-term borrowings	380	415
Total interest expense	2,830	3,424
Net Interest Income	40,007	34,509
Provision for Credit Losses	1,934	3,365
Net Interest Income After Provision For Credit Losses	38,073	31,144

Noninterest Income
Service charges on deposits	1,192	1,285
Gain on sale of loans	1,843	5,649
Gain on sale of investment securities	8	23
Increase in the cash surrender value of bank owned life insurance	314	94
Other income	1,106	1,060
Total noninterest income	4,463	8,111
Noninterest Expense
Salaries and employee benefits	13,608	11,200
Premises and equipment expenses	3,089	2,800
Marketing and advertising	462	347
Data processing	1,588	1,539
Legal, accounting and professional fees	974	773
FDIC insurance	544	582
Other expenses	2,833	3,456
Total noninterest expense	23,098	20,697
Income Before Income Tax Expense	19,438	18,558
Income Tax Expense	6,939	6,986
Net Income	12,499	11,572
Preferred Stock Dividends	141	141
Net Income Available to Common Shareholders	$12,358	$11,431

Earnings Per Common Share
Basic	$0.48	$0.45
Diluted	$0.47	$0.44

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013

Net Income	$12,499	$11,572

Other comprehensive income, net of tax:
Net unrealized gain (loss) on securities available for sale	2,822	(944)
Reclassification adjustment for net gains included in net income	(5)	(13)
Net change in unrealized gain (loss) on securities	2,817	(957)
Comprehensive Income	$15,316	$10,615

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

	Preferred Stock	Common Stock	Warrant	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance January 1, 2014	$56,600	$253	$946	$242,990	$96,393	$(3,319)	$393,863
Net Income	-	-	-	-	12,499	-	12,499
Net change in other comprehensive income	-	-	-	-	-	2,817	2,817
Stock-based compensation	-	-	-	892	-	-	892
Common stock issued 84,864 shares under equity compensation plans	-	2	-	248	-	-	250
Tax benefits related to stock compensation	-	-	-	75	-	-	75
Employee stock purchase plan 4,459 shares	-	-	-	127	-	-	127
Preferred stock dividends	-	-	-	-	(141)	-	(141)
Balance March 31, 2014	$56,600	$255	$946	$244,332	$108,751	$(502)	$410,382

Balance January 1, 2013	$56,600	$226	$946	$180,593	$106,146	$5,465	$349,976
Net Income	-	-	-	-	11,572	-	11,572
Net change in other comprehensive income	-	-	-	-	-	(957)	(957)
Stock-based compensation	-	-	-	685	-	-	685
Common stock issued 470,474 shares under equity compensation plans	-	2	-	467	-	-	469
Tax benefit on non-qualified options exercised	-	-	-	134	-	-	134
Employee stock purchase plan 7,310 shares	-	-	-	114	-	-	114
Preferred stock dividends	-	-	-	-	(141)	-	(141)
Balance March 31, 2013	$56,600	$228	$946	$181,993	$117,577	$4,508	$361,852

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net Income	$12,499	$11,572
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,934	3,365
Depreciation and amortization	1,119	1,054
Gains on sale of loans	(1,843)	(5,649)
Securities premium amortization, net	861	1,011
Origination of loans held for sale	(98,321)	(387,351)
Proceeds from sale of loans held for sale	120,332	487,225
Net increase in cash surrender value of BOLI	(314)	(94)
Decrease (increase) in deferred income taxes	1,803	(1,533)
Decrease in fair value of other real estate owned	453	-
Loss on sale of other real estate owned	100	-
Net gain on sale of investment securities	(8)	(23)
Stock-based compensation expense	892	685
Excess tax benefits from stock-based compensation	(75)	(134)
(Increase) decrease in other assets	(3,411)	823
Decrease in other liabilities	(18,311)	(3,486)
Net cash provided by operating activities	17,710	107,465
Cash Flows From Investing Activities:
(Increase) decrease in interest bearing deposits with other banks and short-term investments	(5)	94
Purchases of available for sale investment securities	(18,564)	(54,783)
Proceeds from maturities of available for sale securities	4,384	12,079
Proceeds from sale/call of available for sale securities	6,487	22,148
Purchases of Federal Reserve and Federal Home Loan Bank stock	(26)	(613)
Proceeds from redemption of federal reserve and federal home loan bank stock	699	153
Net increase in loans	(119,871)	(60,707)
Proceeds from sale of other real estate owned	108	-
Bank premises and equipment acquired	(1,483)	(1,792)
Net cash used in investing activities	(128,271)	(83,421)
Cash Flows From Financing Activities:
Increase (decrease) in deposits	48,275	(84,387)
Decrease in customer repurchase agreements	(14,034)	(8,674)
Payment of dividends on preferred stock	(141)	(141)
Proceeds from exercise of stock options	250	467
Excess tax benefits from stock-based compensation	75	134
Proceeds from employee stock purchase plan	127	114
Net cash provided by (used in) financing activities	34,552	(92,487)
Net Decrease In Cash and Cash Equivalents	(76,009)	(68,443)
Cash and Cash Equivalents at Beginning of Period	306,960	339,334
Cash and Cash Equivalents at End of Period	$230,951	$270,891
Supplemental Cash Flows Information:
Interest paid	$3,022	$3,775
Income taxes paid	$7,550	$5,875
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$245	$3,900

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

The consolidated financial statements of the Company included herein are unaudited. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2013 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland, Washington, D.C., and Northern Virginia. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. As of March 31, 2014, the Bank offers its products and services through eighteen banking offices and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects. These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of March 31, 2014, December 31, 2013 and March 31, 2013. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Intangible assets in the consolidated balance sheets. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in Other income in the consolidated statement of operations.

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

Investment Securities

The Company has no securities classified as trading, or as held to maturity. Marketable equity securities and debt securities not classified as held to maturity or trading are classified as available-for-sale. Securities available-for-sale are acquired as part of the Company’s asset/liability management strategy and may be sold in response to changes in interest rates, current market conditions, loan demand, changes in prepayment risk and other factors. Securities available-for-sale are carried at fair value, with unrealized gains or losses being reported as accumulated other comprehensive income/(loss), a separate component of shareholders’ equity, net of deferred income tax. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income in the consolidated statements of operations.

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

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on certain of these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Such additional interest may be included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2014 and 2013 (although normal interest income was recorded). ECV had six higher risk lending transactions with balances outstanding at March 31, 2014 and five such transactions outstanding at December 31, 2013, amounting to $8.0 million and $7.4 million, respectively.

Allowance for Credit Losses

The allowance for credit losses represents an amount which in management’s judgment, is adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level of allowance. Among the factors considered in evaluating the adequacy of the allowance for credit losses are lending risks associated with growth and entry into new markets, loss allocations for specific credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management’s judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Allowances for impaired loans are generally determined based on collateral values. Loans or any portion thereof deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The allowance for credit losses consists of allocated and unallocated components.

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

Other Real Estate Owned (OREO)

Assets acquired through loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated selling costs when acquired, establishing a new cost basis. The new basis is supported by appraisals that are no more than twelve months old. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through noninterest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in market conditions or appraised values.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are subject to impairment testing at least annually, or when events or changes in circumstances indicate the assets might be impaired. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives. The Company’s testing of potential goodwill impairment (which is performed annually) at December 31, 2013, resulted in no impairment being recorded.

Customer Repurchase Agreements

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, securities sold under agreements to repurchase are accounted for as collateralized financing arrangements and not as a sale and subsequent repurchase of securities. The agreements are entered into primarily as accommodations for large commercial deposit customers. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated balance of sheets, while the securities underlying the securities sold under agreements to repurchase remain in the respective assets accounts and are delivered to and held as collateral by third party trustees.

Marketing and Advertising

Marketing and advertising costs are generally expensed as incurred.

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at March 31, 2014, December 31, 2013, or March 31, 2013.

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

New Authoritative Accounting Guidance

In January 2014, the FASB issued ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects. ASU No. 2014-01 is effective for interim and annual reporting periods beginning after December 15, 2014. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that use the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. The Company currently accounts for such investments using the effective yield method and plans to continue to do so for these pre-existing investments after adopting ASU No. 2014-01 on January 1, 2015. The Company expects investments made after January 1, 2015 to meet the criteria required for the proportional amortization method and plans to make such an accounting policy election. The adoption of ASU No. 2014-01 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

Note 2. Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2014, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held, which interest on excess reserves was increased under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act passed in July 2010. Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with six domestic correspondent banks as compensation for services they provide to the Bank.

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

March 31, 2014	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$48,797	$687	$127	$49,357
Residential mortgage backed securities	232,001	1,292	4,682	228,611
Municipal bonds	107,434	3,136	1,165	109,405
Other equity investments	396	21	-	417
	$388,628	$5,136	$5,974	$387,790

December 31, 2013	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$46,640	$843	$148	$47,335
Residential mortgage backed securities	234,206	1,143	6,675	228,674
Municipal bonds	102,423	2,017	2,700	101,740
Other equity investments	396	-	12	384
	$383,665	$4,003	$9,535	$378,133

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
March 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$8,624	$127	$-	$-	$8,624	$127
Residential mortgage backed securities	129,067	3,548	31,128	1,134	160,195	4,682
Municipal bonds	26,547	794	8,076	371	34,623	1,165
	$164,238	$4,469	$39,204	$1,505	$203,442	$5,974

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
December 31, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$4,782	$148	$-	$-	$4,782	$148
Residential mortgage backed securities	155,475	5,992	15,658	683	171,133	6,675
Municipal bonds	50,450	2,512	3,196	188	53,646	2,700
Other equity investments	-	-	165	12	165	12
	$210,707	$8,652	$19,019	$883	$229,726	$9,535

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 4.1 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2014 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity. In addition, at March 31, 2014, the Company held $10.6 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available-for-sale by contractual maturity are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. Government agency securities maturing:
One year or less	$19,012	$19,063	$19,025	$19,133
After one year through five years	27,321	27,781	27,615	28,202
Five years through ten years	2,464	2,513	-	-
Residential mortgage backed securities	232,001	228,611	234,206	228,674
Municipal bonds maturing:
After one year through five years	31,725	32,598	25,718	26,008
Five years through ten years	75,709	76,807	76,705	75,732
Other equity investments	396	417	396	384
	$388,628	$387,790	$383,665	$378,133

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2014 was $276.2 million. As of March 31, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of shareholders’ equity.

Note 4. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at March 31, 2014, December 31, 2013, and March 31, 2013 are summarized by type as follows:

	March 31, 2014		December 31, 2013		March 31, 2013
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$704,386	23%	$694,350	24%	$579,618	23%
Investment - commercial real estate	1,196,405	40%	1,119,800	38%	910,829	36%
Owner occupied - commercial real estate	320,994	10%	317,491	11%	303,561	12%
Real estate mortgage - residential	97,846	3%	90,418	3%	69,256	3%
Construction - commercial and residential	593,967	19%	574,167	19%	538,071	21%
Construction - C&I (owner occupied)	35,480	1%	34,659	1%	34,002	1%
Home equity	108,839	4%	110,242	4%	108,570	4%
Other consumer	6,058	-	4,031	-	4,117	-
Total loans	3,063,975	100%	2,945,158	100%	2,548,024	100%
Less: Allowance for Credit Losses	(42,018)		(40,921)		(38,811)
Net loans	$3,021,957		$2,904,237		$2,509,213

Unamortized net deferred fees amounted to $13.6 million, $12.7 million, and $9.1 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Bank serviced $74.1 million and $67.6 million, respectively, of SBA loans which are not reflected as loan balances on the consolidated balance sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. The combination of owner occupied commercial real estate and owner occupied commercial real estate construction represent 11% of the loan portfolio. When owner occupied commercial real estate and owner occupied commercial construction loans are excluded, the percentage of commercial real estate and construction loans to total loans decreases to 59%. At March 31, 2014, the combination of commercial real estate and real estate construction loans represent approximately 70% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.00. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 23% of the loan portfolio at March 31, 2014 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 1% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 4% of the loan portfolio at March 31, 2014 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

The remaining 3% of the loan portfolio consists of residential mortgage loans. These are typically loans underwritten for shorter terms, generally less than 5 years.

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

Loans intended for residential land acquisition, lot development and construction are made on the premise that the land: 1) is or will be developed for building sites for residential structures, and; 2) will ultimately be utilized for construction or improvement of residential zoned real properties, including the creation of housing. Residential development and construction loans will finance projects such as single-family subdivisions, planned unit developments, townhouses, and condominiums. Residential land acquisition, development and construction loans generally are underwritten with a maximum term of 36 months, including extensions approved at origination.

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

Substantially all construction draw requests must be presented in writing on American Institute of Architects documents and certified either by the contractor, the borrower and/or the borrower’s architect. Each draw request shall also include the borrower’s soft cost breakdown certified by the borrower or its Chief Financial Officer. Prior to an advance, the Bank has an employee or its contractor inspects the project to determine that the work has been completed, to justify the draw requisition.

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

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both investment and owner occupied projects. ADC loans amounted to $629.4 million at March 31, 2014. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 48% of the outstanding ADC loan portfolio at March 31, 2014. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

The following tables detail activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income Producing	Owner Occupied	Real Estate	Construction Commercial
		Commercial	Commercial	Mortgage	and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
For the Period Ended March 31, 2014
Allowance for credit losses:
Balance at beginning of period	$9,780	$10,359	$3,899	$944	$13,934	$1,871	$134	$40,921
Loans charged-off	(273)	-	(35)	(62)	(581)	(149)	(25)	(1,125)
Recoveries of loans previously charged-off	211	-	-	-	65	5	7	288
Net loans charged-off	(62)	-	(35)	(62)	(516)	(144)	(18)	(837)
Provision for (recovery of) credit losses	1,702	231	(669)	(128)	761	(220)	257	1,934
Ending balance	$11,420	$10,590	$3,195	$754	$14,179	$1,507	$373	$42,018
For the Period Ended March 31, 2014
Allowance for credit losses:
Individually evaluated for impairment	$3,810	$732	$1,105	$30	$1,775	$378	$58	$7,888
Collectively evaluated for impairment	7,610	9,858	2,090	724	12,404	1,129	315	34,130
Ending balance	$11,420	$10,590	$3,195	$754	$14,179	$1,507	$373	$42,018

		Income Producing	Owner Occupied	Real Estate	Construction Commercial
		Commercial	Commercial	Mortgage	and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
For the Period Ended March 31, 2013
Allowance for credit losses:
Balance at beginning of period	$9,412	$9,148	$2,781	$659	$13,391	$1,730	$371	$37,492
Loans charged-off	(1,184)	(109)	-	-	(719)	(29)	(42)	(2,083)
Recoveries of loans previously charged-off	26	-	-	-	6	-	5	37
Net loans charged-off	(1,158)	(109)	-	-	(713)	(29)	(37)	(2,046)
Provision for (recovery of) credit losses	2,821	(32)	23	218	267	51	17	3,365
Ending balance	$11,075	$9,007	$2,804	$877	$12,945	$1,752	$351	$38,811
For the Period Ended March 31, 2013
Allowance for credit losses:
Individually evaluated for impairment	$2,360	$818	$704	$-	$3,358	$218	$-	$7,458
Collectively evaluated for impairment	8,715	8,189	2,100	877	9,587	1,534	351	31,353
Ending balance	$11,075	$9,007	$2,804	$877	$12,945	$1,752	$351	$38,811

The Company’s recorded investments in loans as of March 31, 2014, December 31, 2013, and March 31, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Investment	Owner occupied	Real Estate	Construction Commercial
		Commercial	Commercial	Mortgage	and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

March 31, 2014
Recorded investment in loans:
Individually evaluated for impairment	$27,327	$2,508	$7,323	$113	$19,159	$756	$60	$57,246
Collectively evaluated for impairment	677,059	1,193,897	313,671	97,733	610,288	108,083	5,998	3,006,729
Ending balance	$704,386	$1,196,405	$320,994	$97,846	$629,447	$108,839	$6,058	$3,063,975

December 31, 2013
Recorded investment in loans:
Individually evaluated for impairment	$9,614	$2,682	$7,574	$113	$13,862	$682	$70	$34,597
Collectively evaluated for impairment	684,736	1,117,118	309,917	90,305	594,964	109,560	3,961	2,910,561
Ending balance	$694,350	$1,119,800	$317,491	$90,418	$608,826	$110,242	$4,031	$2,945,158

March 31, 2013
Recorded investment in loans:
Individually evaluated for impairment	$14,395	$5,564	$6,449	$-	$30,972	$538	$-	$57,918
Collectively evaluated for impairment	565,223	905,265	297,112	69,256	541,101	108,032	4,117	2,490,106
Ending balance	$579,618	$910,829	$303,561	$69,256	$572,073	$108,570	$4,117	$2,548,024

At March 31, 2014, the nonperforming loans acquired from Fidelity have a carrying value of $1.8 million and an unpaid principal balance of $11.4 million and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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

Watch:

Loan paying as agreed with generally acceptable asset quality; however the obligor’s performance has not met expectations. Balance sheet and/or income statement has shown deterioration to the point that the obligor could not sustain any further setbacks. Credit is expected to be strengthened through improved obligor performance and/or additional collateral within a reasonable period of time.

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

The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of March 31, 2014, December 31, 2013, and March 31, 2013.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans

March 31, 2014
Commercial	$661,432	$15,627	$27,327	$-	$704,386
Investment - commercial real estate	1,167,621	26,276	2,508	-	1,196,405
Owner occupied - commercial real estate	298,968	14,703	7,323	-	320,994
Real estate mortgage – residential	96,947	786	113	-	97,846
Construction - commercial and residential	601,711	8,577	19,159	-	629,447
Home equity	106,170	1,913	756	-	108,839
Other consumer	5,998	-	60	-	6,058
Total	$2,938,847	$67,882	$57,246	$-	$3,063,975

December 31, 2013
Commercial	$655,409	$29,327	$9,614	$-	$694,350
Investment - commercial real estate	1,095,285	21,833	2,682	-	1,119,800
Owner occupied - commercial real estate	294,337	15,580	7,574	-	317,491
Real estate mortgage – residential	89,501	804	113	-	90,418
Construction - commercial and residential	575,321	19,643	13,862	-	608,826
Home equity	107,415	2,145	682	-	110,242
Other consumer	3,961	-	70	-	4,031
Total	$2,821,229	$89,332	$34,597	$-	$2,945,158

March 31, 2013
Commercial	$532,391	$32,832	$14,395	$-	$579,618
Investment - commercial real estate	886,172	19,093	5,564	-	910,829
Owner occupied - commercial real estate	281,632	15,480	6,449	-	303,561
Real estate mortgage – residential	68,521	735	-	-	69,256
Construction - commercial and residential	523,535	17,566	30,972	-	572,073
Home equity	105,857	2,175	538	-	108,570
Other consumer	4,106	11	-	-	4,117
Total	$2,402,214	$87,892	$57,918	$-	$2,548,024

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

The following presents by class of loan, information related to nonaccrual loans as of the periods ended March 31, 2014, December 31, 2013 and March 31, 2013.

(dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013

Commercial	$17,646	$6,779	$4,039
Investment - commercial real estate	2,271	2,525	3,269
Owner occupied - commercial real estate	7,323	5,452	2,368
Real estate mortgage - residential	771	887	691
Construction - commercial and residential	7,658	8,366	17,318
Home equity	598	623	481
Other consumer	60	70	-
Total nonaccrual loans (1)(2)	$36,327	$24,702	$28,166

(1)	Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $7.9 million at March 31, 2014, and December 31, 2013, and $14.8 million at March 31, 2013.
(2)

Gross interest income that would have been recorded in 2014 if nonaccrual loans shown above had been current and in accordance with their original terms was $549 thousand, while interest actually recorded on such loans was $461 thousand. See Note 1 to the consolidated financial statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents by class, an aging analysis and the recorded investments in loans past due as of March 31, 2014 and December 31, 2013.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans

March 31, 2014
Commercial	$635	$3,943	$17,646	$22,224	$682,162	$704,386
Investment - commercial real estate	1,305	70	2,271	3,646	1,192,759	1,196,405
Owner occupied - commercial real estate	1,951	-	7,323	9,274	311,720	320,994
Real estate mortgage – residential	-	-	771	771	97,075	97,846
Construction - commercial and residential	-	917	7,658	8,575	620,872	629,447
Home equity	769	872	598	2,239	106,600	108,839
Other consumer	3	-	60	63	5,995	6,058
Total	$4,663	$5,802	$36,327	$46,792	$3,017,183	$3,063,975

December 31, 2013
Commercial	$1,698	$11,146	$6,779	$19,623	$674,727	$694,350
Investment - commercial real estate	818	-	2,525	3,343	1,116,457	1,119,800
Owner occupied - commercial real estate	360	2,121	5,452	7,933	309,558	317,491
Real estate mortgage – residential	-	-	887	887	89,531	90,418
Construction - commercial and residential	-	-	8,366	8,366	600,460	608,826
Home equity	626	359	623	1,608	108,634	110,242
Other consumer	-	15	70	85	3,946	4,031
Total	$3,502	$13,641	$24,702	$41,845	$2,903,313	$2,945,158

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

The following table presents by class, information related to impaired loans for the periods ended March 31, 2014, December 31, 2013 and March 31, 2013.

	Unpaid	Recorded	Recorded			Average Recorded	Interest Income
	Contractual	Investment	Investment	Total		Investment	Recognized
	Principal	With No	With	Recorded	Related	Year	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date

March 31, 2014
Commercial	$17,646	$6,409	$11,237	$17,646	$3,810	$12,213	$-
Investment - commercial real estate	6,016	1,106	4,535	5,641	732	5,771	35
Owner occupied - commercial	7,323	4,191	3,132	7,323	1,105	6,388	-
Real estate mortgage – residential	771	658	113	771	30	829	-
Construction - commercial and residential	13,098	4,783	7,442	12,225	1,775	12,580	503
Home equity	598	125	473	598	378	611	-
Other consumer	60	-	60	60	58	65	-
Total	$45,512	$17,272	$26,992	$44,264	$7,888	$38,457	$538

December 31, 2013
Commercial	$6,779	$2,327	$4,452	$6,779	$1,323	$8,877	$131
Investment - commercial real estate	5,902	1,322	4,580	5,902	1,098	5,755	175
Owner occupied - commercial	5,452	111	5,341	5,452	1,853	6,285	108
Real estate mortgage – residential	887	774	113	887	27	792	2
Construction - commercial and residential	13,233	5,358	7,575	12,933	1,625	17,298	169
Home equity	623	-	623	623	526	508	4
Other consumer	70	-	70	70	68	34	2
Total	$32,946	$9,892	$22,754	$32,646	$6,520	$39,549	$591

March 31, 2013
Commercial	$8,493	$4,821	$3,172	$7,993	$2,360	$8,621	$42
Investment - commercial real estate	5,407	3,821	1,586	5,407	818	5,504	37
Owner occupied - commercial	6,449	5,538	911	6,449	704	6,554	56
Real estate mortgage – residential	691	691	-	691	-	695	-
Construction - commercial and residential	21,959	13,611	8,348	21,959	3,358	22,597	42
Home equity	481	132	349	481	218	497	-
Other consumer	-	-	-	-	-	22	-
Total	$43,480	$28,614	$14,366	$42,980	$7,458	$44,490	$177

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

The following table presents by class, information related to loans modified in a TDR held by the Company during the periods ended March 31, 2014 and December 31, 2013.

	Number of	TDRs Performing	TDRs Not Performing	Total
(dollars in thousands)	Contracts	to Modified Terms	to Modified Terms	TDRs

March 31, 2014
Commercial	1	$-	$1,947	$1,947
Investment - commercial real estate	2	3,370	-	3,370
Owner occupied - commercial real estate	1	-	4,081	4,081
Construction - commercial and residential	2	4,567	912	5,479
Total	6	$7,937	$6,940	$14,877

December 31, 2013
Commercial	3	$-	$4,042	$4,042
Investment - commercial real estate	3	3,377	217	3,594
Owner occupied - commercial real estate	1	-	4,081	4,081
Construction - commercial and residential	2	4,567	912	5,479
Total	9	$7,944	$9,252	$17,196

During the quarter ended March 31, 2014, three nonperforming TDRs totaling $2.3 million migrated from nonperforming loans. One nonperforming TDRs totaling approximately $2.0 million was reclassified to OREO after the Company took possession of the underlying collateral. The Company was paid off on the second TDR totaling $217 thousand. The third TDR totaling $95 thousand was charged-off during the quarter. There were no TDR defaults during the first three months of 2014, as compared to the three months ended 2013 which had one TDR default totaling approximately $495 thousand. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2014 and 2013.

Note 5. Net Income per Common Share

The calculation of net income per common share for the nine and three months ended March 31, 2014 and 2013 was as follows.

	Three Months Ended
	March 31,
(dollars and shares in thousands, except per share data)	2014	2013
Basic:
Net income available to common shareholders	$12,358	$11,431
Average common shares outstanding	25,928	25,519
Basic net income per common share	$0.48	$0.45

Diluted:
Net income available to common shareholders	$12,358	$11,431
Average common shares outstanding	25,928	25,519
Adjustment for common share equivalents	647	703
Average common shares outstanding-diluted	26,575	26,222
Diluted net income per common share	$0.47	$0.44

Anti-dilutive shares	21,000	101,466

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

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares on the date of grant. For awards that are performance-based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance-based awards are outstanding at March 31, 2014.

In February 2014, the Company awarded three employees stock options to purchase 21,000 shares which have a ten-year term and vest in five substantially equal installments beginning on the first anniversary of the date of grant.

In February 2014, the Company awarded 58,187 shares of restricted stock to senior officers and employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.

In March 2014, the Company awarded 20,760 shares of restricted stock to directors. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.

Below is a summary of changes in shares pursuant to our equity compensation plans for the three months ended March 31, 2014 and 2013. The information excludes restricted stock units and awards.

	Three Months Ended March 31,
	2014		2013
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning Balance	501,334	$10.34	722,155	$10.18
Issued	21,000	32.77	3,300	20.03
Exercised	(19,027)	13.13	(52,480)	8.91
Forfeited	(110)	5.76	(330)	5.76
Expired	(408)	9.37	(15,640)	10.79
Ending Balance	502,789	$11.18	657,005	$10.32

The following summarizes information about stock options outstanding at March 31, 2014. The information excludes restricted stock units and awards.

				Weighted-Average
Outstanding:		Stock Options	Weighted-Average	Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life
$5.76	$8.00	237,969	$5.76	4.78
$8.01	$10.00	64,450	9.72	0.73
$10.01	$20.00	109,994	12.55	3.54
$20.01	$33.44	90,376	24.79	3.60
		502,789	$11.18	3.78

Exercisable:			Stock Options	Weighted-Average
Range of Exercise Prices			Exercisable	Exercise Price
$5.76	0	$8.00	181,059	$5.76
$8.01		$10.00	64,450	9.72
$10.01		$20.00	88,116	12.74
$20.01		$33.44	66,736	22.47
			400,361	$10.72

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012.

	Three Months Ended	Years Ended December 31,
	March 31, 2014	2013	2012
Expected Volatility	34.25%	34.12%	36.64%
Weighted-Average Volatility	34.24%	34.12%	36.64%
Expected Dividends	0.0%	0.0%	0.0%
Expected Term (In years)	7.5	7.5	7.5
Risk-Free Rate	2.11%	1.31%	1.13%
Weighted-Average Fair Value (Grant date)	$13.49	$7.83	$6.35

The expected lives are based on the “simplified” method allowed by ASC Topic 718 “Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options was $12.5 million at March 31, 2014. The total intrinsic value of stock options exercised during the three months ended March 31, 2014 and 2013 was $401 thousand and $538 thousand, respectively. The total fair value of stock options vested was $123 thousand and $119 thousand for the three months ended March 31, 2014 and 2013, respectively. Unrecognized stock-based compensation expense related to stock options totaled $400 thousand at March 31, 2014. At such date, the weighted-average period over which this unrecognized stock option expense is expected to be recognized was 4.47 years.

The Company has unvested restricted stock award grants of 511,126 shares under the 2006 Plan at March 31, 2014. Unrecognized stock based compensation expense related to restricted stock awards totaled $10.4 million at March 31, 2014. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.72 years. The following table summarizes the unvested restricted stock awards at March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014		2013
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at Beginning	614,580	$18.71	348,353	$13.79
Issued	78,947	33.24	421,425	20.63
Forfeited	(434)	15.67	-	-
Vested	(181,967)	17.59	(154,705)	13.06
Unvested at End	511,126	$21.36	615,073	$18.66

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At March 31, 2014, the 2011 ESPP had 468,269 shares remaining for issuance.

Included in salaries and employee benefits the Company recognized $892 thousand and $685 thousand in stock-based compensation expense for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 7.  Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2014 and 2013.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended March 31, 2014
Net unrealized loss on securities available-for-sale:
Net unrealized loss on securities available-for-sale	$4,703	$1,881	$2,822
Less: Reclassification adjustment for net gains included in net income	(8)	(3)	(5)
Other Comprehensive Loss	$4,695	$1,878	$2,817

Three Months Ended March 31, 2013
Net unrealized gain on securities available-for-sale:
Net unrealized gain on securities available-for-sale	$(1,579)	$(635)	$(944)
Less: Reclassification adjustment for net gains included in net income	(23)	(10)	(13)
Other Comprehensive Income	$(1,602)	$(645)	$(957)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2014 and 2013.

	Securities	Accumulated Other Comprehensive (Loss)
(dollars in thousands)	Available For Sale	Income

Three Months Ended March 31, 2014
Balance at Beginning of Period	$(3,319)	$(3,319)
Other comprehensive (loss) before reclassifications	2,822	2,822
Amounts reclassified from accumulated other comprehensive income	(5)	(5)
Net other comprehensive (loss) during period	2,817	2,817
Balance at End of Period	$(502)	$(502)

Three Months Ended March 31, 2013
Balance at Beginning of Period	$5,465	$5,465
Other comprehensive income before reclassifications	(944)	(944)
Amounts reclassified from accumulated other comprehensive income	(13)	(13)
Net other comprehensive income during period	(957)	(957)
Balance at End of Period	$4,508	$4,508

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013.

	Amount Reclassified from		Affected Line Item in
Details about Accumulated Other	Accumulated Other		the Statement Where
Comprehensive Income Components (dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three Months Ended March 31,
	2014	2013
Realized gain on sale of investment securities	$8	$23	Gain on sale of investment securities
	(3)	(10)	Tax Expense
Total Reclassifications for the Period	$5	$13	Net of Tax

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2014
Investment securities available for sale:
U. S. Government agency securities	$-	$49,357	$-	$49,357
Residential mortgage backed securities	-	228,611	-	228,611
Municipal bonds	-	109,405	-	109,405
Other equity investments	198	-	219	417
Residential mortgage loans held for sale	-	21,862	-	21,862
Total assets measured at fair value on a recurring basis as of March 31, 2014	$198	$409,235	$219	$409,652

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2013
Investment securities available for sale:
U. S. Government agency securities	$-	$47,335	$-	$47,335
Residential mortgage backed securities	-	228,674	-	228,674
Municipal bonds	-	101,740	-	101,740
Other equity investments	165	-	219	384
Residential mortgage loans held for sale	-	42,030	-	42,030
Total assets measured at fair value on a recurring basis as of December 31, 2013	$165	$419,779	$219	$420,163

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

The Company’s residential loans held for sale are reported on an aggregate basis at the lower of cost or fair value.

The following is a reconciliation of activity for assets measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Other Equity Investments
(dollars in thousands)	March 31, 2014	December 31, 2013
Balance, beginning of period	$219	$230
Realized gains included in other noninterest income	-	-
Principal redemption	-	(11)
Balance, end of period	$219	$219

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There are no liabilities, which the Company measures at fair value on a nonrecurring basis. Assets measured at fair value on a nonrecurring basis are included in the table below.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2014
Impaired loans:
Commercial	$-	$5,608	$8,228	$13,836
Income producing - commercial real estate	-	134	4,774	4,908
Owner occupied - commercial real estate	-	4,327	1,891	6,218
Real estate mortgage - residential	-	113	628	741
Construction - commercial and residential	-	879	9,572	10,451
Home equity	-	125	95	220
Other consumer	-	-	2	2
Other real estate owned	-	8,809	-	8,809
Total assets measured at fair value on a nonrecurring basis as of March 31, 2014	$-	$19,995	$25,190	$45,185

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2013
Impaired loans:
Commercial	$-	$4,367	$1,089	$5,456
Income producing - commercial real estate	-	2,806	1,998	4,804
Owner occupied - commercial real estate	-	2,712	887	3,599
Real estate mortgage - residential	-	86	774	860
Construction - commercial and residential	-	4,228	7,080	11,308
Home equity	-	50	47	97
Other consumer	-	-	2	2
Other real estate owned	-	9,225	-	9,225
Total assets measured at fair value on a nonrecurring basis as of December 31, 2013	$-	$23,474	$11,877	$35,351

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2014, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Assets
Cash and due from banks	$8,982	$8,982	$-	$8,982	$-
Federal funds sold	8,468	8,468	-	8,468	-
Interest bearing deposits with other banks	213,501	213,501	-	213,501	-
Investment securities	387,790	387,790	198	387,373	219

Federal Reserve and Federal Home Loan Bank stock	10,599	10,599	-	10,599	-
Loans held for sale	21,862	21,862	-	21,862	-
Loans	3,063,975	3,097,497	-	11,186	3,086,311
Bank owned life insurance	40,052	40,052	-	40,052	-
Other earning assets	11,267	11,267	-	11,267	-
Liabilities
Noninterest bearing deposits	886,623	886,623	-	886,623	-
Interest bearing deposits	2,387,066	2,386,650	-	2,386,650	-
Borrowings	105,737	106,712	-	106,712	-

December 31, 2013
Assets
Cash and due from banks	$9,577	$9,577	$-	$9,577	$-
Federal funds sold	5,695	5,695	-	5,695	-
Interest bearing deposits with other banks	291,688	291,688	-	291,688	-
Investment securities	378,133	378,133	165	377,749	219

Federal Reserve and Federal Home Loan Bank stock	11,272	11,272	-	11,272	-
Loans held for sale	42,030	42,030	-	42,030	-
Loans	2,945,158	2,979,180	-	14,249	2,964,931
Bank owned life insurance	39,738	39,738	-	39,738	-
Other earning assets	11,227	11,227	-	11,227	-
Liabilities
Noninterest bearing deposits	849,409	849,409	-	849,409	-
Interest bearing deposits	2,376,005	2,375,861	-	2,375,861	-
Borrowings	119,771	120,764	-	120,764	-

Note 9.  Supplemental Executive Retirement Plan

In February 2013, the Compensation Committee authorized Supplemental Executive Retirement and Death Benefit Agreements (the “SERP Agreements”) with each of the Bank’s executive officers other than Mr. Paul, which upon the executive’s retirement, will provide for a stated monthly payment for such executive’s lifetime, subject to certain death benefits described below. The retirement benefit is computed as a percentage of each executive’s projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreements provide that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement (b) death, disability and change-in-control shall result in immediate vesting, and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreements further provide for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive’s beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank has elected to finance the retirement benefits by purchasing fixed annuity contracts with three insurance carriers totaling $10.7 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The annuity contracts accrued $41 thousand of income for the three months ended March 31, 2014, which is included in other noninterest income on the consolidated statement of operations. The cash surrender value of the annuity contracts is $11.3 million at March 31, 2014 and is included in other assets on the consolidated balance sheet. For the three months ended March 31, 2014, the Company recorded benefit expense accruals of $461 thousand for this post retirement benefit.

Upon death of an executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively fund payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating fifteen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of eighteen branch offices, including seven in Montgomery County, Maryland, five in Washington, D.C., and six in Northern Virginia.

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

The fair values and the information used to record valuation adjustments for investment securities available-for-sale are based either on quoted market prices or are provided by other third-party sources, when available. The Company’s investment portfolio is categorized as available-for-sale with unrealized gains and losses net of income tax being a component of shareholders’ equity and accumulated other comprehensive (loss) income.

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

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for credit losses, including in connection with the valuation of collateral, a borrower’s prospects of repayment, and in establishing allowance factors on the formula and environmental components of the allowance. The establishment of allowance factors involves a continuing evaluation, based on management’s ongoing assessment of the global factors discussed above and their impact on the portfolio. The allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors can have a direct impact on the amount of the provision, and a related after tax effect on net income. Errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs. Alternatively, errors in management’s perception and assessment of the global factors and their impact on the portfolio could result in the allowance being in excess of amounts necessary to cover losses in the portfolio, and may result in lower provisions in the future. For additional information regarding the provision for credit losses, refer to the discussion under the caption “Provision for Credit Losses” below.

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

RESULTS OF OPERATIONS

Earnings Summary

For the three months ended March 31, 2014, the Company reported net income of $12.5 million, an 8% increase over the $11.6 million net income for the quarter ended March 31, 2013. Net income available to common shareholders for the quarter ended March 31, 2014 increased 8% to $12.4 million ($0.48 per basic common share and $0.47 per diluted common share), as compared to $11.4 million ($0.45 per basic common share and $0.44 per diluted common share) for the same period in 2013.

Per share amounts for all prior periods have been adjusted to reflect the 10% stock dividend distributed on June 14, 2013.

The increase in net income for the three months ended March 31, 2014 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 4% over the same period in 2013 and to improved credit quality, including lower net charge-offs, resulting in reduced provision expense. Net interest income growth in the first three months of 2014 versus 2013 of 16% was due to average earning asset growth of 9% and a favorable net interest margin of 4.45%.

For the three months ended March 31, 2014, the Company reported a return on average assets (“ROAA”) of 1.36% as compared to 1.39% for the three months ended March 31, 2013. The annualized return on average common equity (“ROAE”) for the quarter ended March 31, 2014 was 14.38%, as compared to 15.29% for the quarter ended March 31, 2013. The lower ROAA and ROAE ratios for first quarter of 2014 as compared to 2013 was due primarily to a decrease in the level of noninterest income attributable substantially to lower levels of residential mortgage refinancing activity.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, increased 25 basis points from 4.20% for the three months ended March 31, 2013 to 4.45% for the three months ended March 31, 2014. For the first three months in 2014, the Company has been able to maintain its loan portfolio yields relatively close to 2013 levels (5.45% versus 5.65%) due to disciplined loan pricing practices, and to reduce its cost of funds (0.31% versus 0.42%), while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. Average earning assets yields were higher by 14 basis points (4.76% versus 4.62%). This increase in average earning asset yields compares to a decline of 18 basis points (from 0.64% to 0.46%) in the cost of interest bearing liabilities. A higher mix of average loans as a percentage of total earning assets (from 75% to 82%) and lower average liquidity during the three months ended March 31, 2014, as compared to the same period in 2013, were the primary contributors to the increase in average earning asset yields in the first three months of 2014 versus 2013.

The net interest spread increased by 32 basis points for the first three months in 2014 (4.30% versus 3.98%) as compared to 2013, as the Company has managed its cost of funds aggressively and been extremely disciplined in setting new loan rates. The benefit of noninterest sources funding earning assets declined by 7 basis points from 22 basis points to 15 basis points for the three months ended March 31, 2014 and 2013, respectively. The combination of a 32 basis point increase in the net interest spread and a 7 basis point decline in the value of noninterest sources resulted in the 25 basis point increase in the net interest margin in the first quarter of 2014 as compared to the same period in 2013.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have declined. This factor has been significant to overall earnings performance in 2014 as net interest income experienced a gain of 16% for the three month period ended March 31, 2014 as compared to the same period in 2013.

In order to fund growth in average loans of 20% over the three months ended March 31, 2014 as compared to the same period in 2013, as well as sustain significant liquidity, the Company has relied primarily upon core deposit growth, while decreasing the levels of brokered and wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts and noninterest bearing deposits primarily as a result of effectively building new and enhanced client relationships. Average growth of total deposits was 12% for the three months of 2014 as compared to the same period in 2013.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 74% of average earning assets in the first three months of 2013, to 82% of average earning assets in the first three months of 2014. The lower growth of average funding sources as compared to loans has reduced average liquidity to the balance sheet for the first three months of 2014 versus 2013 ($238 million versus $355 million). For the first three months of 2014, as compared to the same period in 2013, average loans, excluding loans held for sale, increased $501.1 million, a 20% increase. The increase in average loans in the three months of 2014 as compared to the first three months of 2013 is primarily attributable to growth in both commercial and industrial and investment commercial real estate loans. As noted above, increases in average deposits in the first three months of 2014, as compared to the first three months of 2013, is attributable to growth in money market accounts and noninterest bearing deposits. Average investment securities for the three month periods ended March 31, 2014 and 2013 amounted to 11% and 10% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 7% of average earning assets in the first three months of 2014 as compared to 16% for the same period in 2013, respectively.

The provision for credit losses was $1.9 million for the three months ended March 31, 2014 as compared to $3.4 million for the three months ended March 31, 2013. The lower provisioning in the first quarter of 2014, as compared to the first quarter of 2013, is due to a combination of lower net charge-offs, and overall improved asset quality in the loan portfolio. Net charge-offs of $837 thousand in the first quarter of 2014 represented an annualized 0.11% of average loans, excluding loans held for sale, as compared to $2.0 million or an annualized 0.33% of average loans, excluding loans held for sale, in the first quarter of 2013, a 59% decline. Net charge-offs in the first quarter of 2014 were attributable primarily to construction loans ($516 thousand) and residential real estate, home equity and consumer loans ($224 thousand).

At March 31, 2014, the allowance for credit losses represented 1.37% of loans outstanding, as compared to 1.39% at December 31, 2013, and 1.52% at March 31, 2013. The slight decrease in the allowance for credit losses as a percentage of total loans at March 31, 2014, as compared to December 31, 2013, from 1.39% to 1.37%, is due to increased loan growth, and overall improved credit quality in the loan portfolio at March 31, 2014. The allowance for credit losses was 116% of nonperforming loans at March 31, 2014, as compared to 166% at December 31, 2013, and 138% at March 31, 2013. The decrease in the ratio of the allowance for credit losses to nonperforming loans at March 31, 2014 as compared to December 31, 2013 was due primarily to one large commercial loan relationship ($11.0 million) that was placed on nonaccrual status in March 2014.

Total noninterest income for the first three months of 2014 was $4.5 million compared to $8.1 million in 2013, a decrease of 45%. This decrease was primarily due to a decline of $4.3 million in gains on the sale of residential mortgage loans, partially offset by a combination of $541 thousand higher income from sales of SBA loans and $220 thousand higher income from Bank Owned Life Insurance.

Total noninterest expenses totaled $23.1 million for the three months ended March 31, 2014, as compared to $20.7 million for the three months ended March 31, 2013, a 12% increase. This increase was due primarily to $2.4 million cost increases for salaries and benefits, largely to officer merit increases and to discretionary bonuses.

The ratio of common equity to total assets increased from 9.18% at March 31, 2013 to 9.30% at March 31, 2014 due to favorable earnings for the last twelve months. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first three months of 2014, net interest income increased 16% over the same period for 2013. Average loans increased $501.1 million and average deposits increased by $353.6 million. The net interest margin was 4.45% for the three months of 2014, as compared to 4.20% for the three months of 2013. The Company has been able to maintain its loan yields in 2014 close to 2013 levels due to loan pricing practices, and has been able to reduce its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and expand client relationships. The Company believes its net interest margin remains favorable to peer banking companies.

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three months ended March 31, 2014 and 2013. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spreads) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$230,272	$138	0.24%	$346,291	$209	0.24%
Loans held for sale (1)	26,592	266	4.00%	179,476	1,485	3.31%
Loans (1) (2)	2,981,917	40,097	5.45%	2,480,862	34,539	5.65%
Investment securities available for sale (2)	401,096	2,333	2.36%	316,870	1,696	2.17%
Federal funds sold	7,428	3	0.16%	8,431	4	0.19%
Total interest earning assets	3,647,305	42,837	4.76%	3,331,930	37,933	4.62%

Total noninterest earning assets	134,570			84,383
Less: allowance for credit losses	41,650			37,951
Total noninterest earning assets	92,920			46,432
TOTAL ASSETS	$3,740,225			$3,378,362

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$113,984	$63	0.22%	$104,798	$83	0.32%
Savings and money market	1,838,306	1,493	0.33%	1,421,035	1,526	0.44%
Time deposits	429,595	856	0.81%	524,515	1,331	1.03%
Total interest bearing deposits	2,381,885	2,412	0.41%	2,050,348	2,940	0.58%
Customer repurchase agreements	62,846	38	0.25%	96,015	69	0.29%
Long-term borrowings	39,300	380	3.87%	39,300	415	4.22%
Total interest bearing liabilities	2,484,031	2,830	0.46%	2,185,663	3,424	0.64%

Noninterest bearing liabilities:
Noninterest bearing demand	836,031			813,957
Other liabilities	15,042			18,883
Total noninterest bearing liabilities	851,073			832,840

Shareholders’ equity	405,121			359,859
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,740,225			$3,378,362

Net interest income		$40,007			$34,509
Net interest spread			4.30%			3.98%
Net interest margin			4.45%			4.20%

(1)

Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $2.4 million and $1.9 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Provision for Credit Losses

The provision for credit losses represents the amount of expense charged to current earnings to fund the allowance for credit losses. The amount of the allowance for credit losses is based on many factors, which reflect management’s assessment of the risk in the loan portfolio. Those factors include historical losses, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, performance of the portfolio, and internal loan processes of the Company and Bank.

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

During the first three months of 2014, the allowance for credit losses increased $1.1 million, reflecting $1.9 million in provision for credit losses and $837 thousand in net charge-offs during the period. The provision for credit losses was $1.9 million for the three months ended March 31, 2014 as compared to $3.4 million for the three months ended March 31, 2014. At March 31, 2014, the allowance for credit losses represented 1.37% of loans outstanding, compared to 1.39% at December 31, 2013 and 1.52% at March 31, 2014. The lower provisioning in the first three months of 2014, as compared to the first three months of 2013, is due to a combination of lower net charge-offs and overall improvement in asset quality. Net charge-offs of $837 thousand represented 0.11% of average loans, excluding loans held for sale, in the first three months of 2014, as compared to $2.0 million or 0.33% of average loans, excluding loans held for sale, for the same period of 2013.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013
Balance at beginning of year	$40,921	$37,492
Charge-offs:
Commercial	273	1,184
Investment - commercial real estate	-	109
Owner occupied - commercial real estate	35	-
Real estate mortgage - residential	62	-
Construction - commercial and residential	581	719
Construction - C&I (owner occupied)	-	-
Home equity	149	29
Other consumer	25	42
Total charge-offs	1,125	2,083

Recoveries:
Commercial	211	26
Investment - commercial real estate	-	-
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	-
Construction - commercial and residential	65	6
Construction - C&I (owner occupied)	-	-
Home equity	5	-
Other consumer	7	5
Total recoveries	288	37
Net charge-offs	837	2,046

Additions charged to operations	1,934	3,365
Balance at end of period	$42,018	$38,811

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.11%	0.33%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2014		December 31, 2013		March 31, 2013
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$11,420	23%	$9,780	24%	$11,075	23%
Investment - commercial real estate	10,590	40%	10,359	38%	9,007	36%
Owner occupied - commercial real estate	3,195	10%	3,899	11%	2,804	12%
Real estate mortgage - residential	754	3%	944	3%	877	3%
Construction - commercial and residential	13,380	19%	13,422	19%	12,176	21%
Construction - C&I (owner occupied)	799	1%	512	1%	769	1%
Home equity	1,507	4%	1,871	4%	1,752	4%
Other consumer	373	-	134	-	351	-
Unallocated	-	-	-	-	-	-
Total loans	$42,018	100%	$40,921	100%	$38,811	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings (“TDRs”) and other real estate owned, totaled $45.1 million at March 31, 2014, representing 1.19% of total assets, as compared to $33.9 million of nonperforming assets, or 0.90% of total assets, at December 31, 2013 and $37.4 million of nonperforming assets, or 1.12% of total assets, at March 31, 2013. The Company had no accruing loans 90 days or more past due at March 31, 2014, December 31, 2013 or March 31, 2013. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.37% of total loans at March 31, 2014, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had six TDRs totaling $14.9 million at March 31, 2014, of which three loans totaling approximately $7.9 million were performing TDRs. During the first quarter of 2014, there were no defaults on restructured loans, as compared to the first quarter of 2013, during which there was one default totaling approximately $495 thousand on a restructured loan.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There were no nonperforming TDRs reclassified to nonperforming loans as of March 31, 2014. During the quarter ended March 31, 2014, three nonperforming TDRs totaling $2.3 million migrated from nonperforming loans. One nonperforming TDRs totaling approximately $2.0 million was reclassified to OREO after the Company took possession of the underlying collateral. The Company was paid off on the second TDR totaling $217 thousand. The third TDR totaling $95 thousand was charged-off during the quarter. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2014 and 2013.

Total nonperforming loans amounted to $36.3 million at March 31, 2014 (1.19% of total loans), compared to $24.7 million at December 31, 2013 (0.84% of total loans) and $28.2 million at March 31, 2013 (1.11% of total loans). The increase in the ratio of nonperforming loans to total loans at March 31, 2014 as compared to March 31, 2013 was due to one large commercial loan relationship ($11.0 million) that was placed on nonaccrual status in March 2014.

Included in nonperforming assets at March 31, 2014 were $8.8 million of OREO, consisting of seven foreclosed properties. The Company had seven foreclosed properties with a net carrying value of $9.2 million at December 31, 2013 and thirteen foreclosed properties with a net carrying value of $9.2 million at March 31, 2013. OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first three months of 2014, one foreclosed property with a net carrying value of $150 thousand was sold for a net loss of $100 thousand. The decrease in OREO at March 31, 2014, is due to the sale of one OREO property and additional write downs totaling $453 thousand.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,		December 31,
(dollars in thousands)	2014	2013	2013
Nonaccrual Loans:
Commercial	$17,646	$4,039	$6,779
Investment - commercial real estate	2,271	3,269	2,525
Owner occupied - commercial real estate	7,323	2,368	5,452
Real estate mortgage - residential	771	691	887
Construction - commercial and residential	7,658	17,318	8,366
Construction - C&I (owner occupied)	-	-	-
Home equity	598	481	623
Other consumer	60	-	70
Accrual loans-past due 90 days	-	-	-
Total nonperforming loans (1)	36,327	28,166	24,702
Other real estate owned	8,809	9,199	9,225
Total nonperforming assets	$45,136	$37,365	$33,927

Coverage ratio, allowance for credit losses to total nonperforming loans	115.67%	137.80%	165.66%
Ratio of nonperforming loans to total loans	1.19%	1.11%	0.84%
Ratio of nonperforming assets to total assets	1.19%	1.12%	0.90%

(1)

Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring, no loans migrated from performing troubled debt restructuring during the quarter ended March 31, 2014, as compared to $495 thousand for the quarter ended March 31, 2013, and $6.1 million for the year ended December 31, 2013.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At March 31, 2014, there were $21.7 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $21.7 million in potential problem loans at March 31, 2014 compared to $10.7 million at December 31, 2013, and $30.4 million at March 31, 2013.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from bank owned life insurance and other income.

Total noninterest income for the three months ended March 31, 2014 decreased to $4.5 million from $8.1 million for the three months ended March 31, 2013, a 45% decrease. This decrease was primarily due to a decline of $4.3 million in gains on the sale of residential mortgage loans, partially offset by a combination of $541 thousand higher income from sales of SBA loans and $220 thousand higher income from Bank Owned Life Insurance. There were $8 thousand of investment securities gains recorded for the first quarter of 2014, as compared to investment securities gains of $23 thousand for the first quarter of 2013.

For the three months ended March 31, 2014, service charges on deposit accounts decreased $93 thousand, a decrease of 7% from the same three month period in 2013. The decrease was due to growth at March 31, 2013 in the number of accounts and fees collected related to surety bonds purchased to provide additional coverage to certain depositors following the expiration of unlimited noninterest bearing deposit insurance coverage.

The Company originates residential mortgage loans on a pre-sold basis, servicing released. Sales of these mortgage loans yielded gains of $1.3 million for the three months ended March 31, 2014 compared to $5.6 million in the same period in 2013, as refinancing activity declined beginning in the third quarter of 2013 due to increases in interest rates. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. The reserve amounted to $58 thousand at March 31, 2014 and is included in other liabilities on the consolidated balance sheets. There were no repurchases due to fraud by the borrower during the three months ended March 31, 2014. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its current practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $548 thousand for the three months ended March 31, 2014, compared to $7 thousand for the same three month period in 2013. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Other income totaled $1.1 million for the three months ended March 31, 2014 as compared to $1.1 million for the same period in 2013. ATM fees increased from $236 thousand for the three months ended March 31, 2013 to $260 thousand for the same period in 2014, a 10% increase. SBA servicing fees for the three months ended March 31, 2014 increased from $25 thousand for the three months ended March 31, 2013 to $67 thousand for the same period in 2014, an increase of 170%. Noninterest loan fees decreased from $690 thousand for the three months ended March 31, 2013 to $606 thousand for the same period in 2014, a 12% decrease. Other noninterest fee income increased from $109 thousand for the three months ended March 31, 2013 to $173 thousand for the same period in 2014, a 58% increase.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expenses were $23.1 million for the three months ended March 31, 2014, as compared to $20.7 million for the three months ended March 31, 2013, a 12% increase.

Salaries and employee benefits were $13.6 million for the three months ended March 31, 2014, as compared to $11.2 million for 2013, a 22% increase. Cost increases for salaries and benefits were $2.4 million, due primarily to officer merit increases and to discretionary bonuses. At March 31, 2014, the Company’s full time equivalent staff numbered 387, as compared to 386 at December 31, 2013 and 380 at March 31, 2013.

Premises and equipment expenses amounted to $3.1 million for the three months ended March 31, 2014 as compared to $2.8 million for the same period in 2013, a 10% increase. Premises and equipment expenses were $289 thousand higher, due to costs of additional office space and increases in leasing costs. Additionally, for the three months ended March 31, 2014 and 2013, the Company recognized $24 thousand and $20 thousand of sublease revenue, respectively. The sublease revenue is a direct offset of premises and equipment expenses.

Marketing and advertising expenses increased from $347 thousand for the three months ended March 31, 2013 to $462 thousand for the same period in 2014, a 33% increase.  The reason for the increase was due primarily to more expansive marketing support of a new full-service marketing agency.  The scope of the services has also expanded to include the redesign of the Bank’s website and various social media platforms.

Data processing expenses increased from $1.5 million for the three months ended March 31, 2013 to $1.6 million for the same period in 2014, a 3% increase. The increase in expense was due to infrastructure enhancements and expanded customer transaction expenses.

Legal, accounting and professional fees increased from $773 thousand for the three months ended March 31, 2013 to $974 thousand in the same period in 2014, a 26% increase. Legal, accounting and professional fees increased by $201 thousand primarily to an increase in legal fees.

FDIC insurance premiums were $544 thousand for the three months ended March 31, 2014, as compared to $582 thousand in 2013, a 7% decrease. The year over year decrease for the three month period was due to higher estimated costs for 2013 based on projected growth in average assets during the quarter, which is a principal factor in the calculation of the amount of insurance premiums.

For the three months ended March 31, 2014, other expenses amounted to $2.8 million as compared to $3.5 million for the same period in 2013, a decrease of 18%. The major components of cost in this category include insurance expense, business development expense, deposit fees, OREO expenses and director fees. The decrease for the three month period ended March 31, 2014 compared to the same period in 2013, was primarily due to nonrecurring 2013 expenses related to establishing a contingency reserve and the expense for surety bonds purchased to provide additional coverage to certain fiduciary depositors following the expiration of unlimited noninterest bearing deposit insurance coverage.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) decreased to 35.7% for the three months ended March 31, 2014 as compared to 37.6% for the same period in 2013. The lower effective tax rate for the three month period ended March 31, 2014 relates to a higher level of tax exempt income.

FINANCIAL CONDITION

Summary

At March 31, 2014, total assets were $3.80 billion, compared to $3.32 billion at March 31, 2013, a 14% increase and $3.77 billion at December 31, 2013, a 1% increase. Total loans (excluding loans held for sale) were $3.06 billion at March 31, 2014 compared to $2.55 billion at March 31, 2013, a 20% increase and $2.95 billion at December 31, 2013, a 4% increase. Total deposits were $3.27 billion at March 31, 2014, compared to deposits of $2.81 billion at March 31, 2013, a 16% increase and $3.23 billion at December 31, 2013, a 2% increase. Loans held for sale amounted to $21.9 million at March 31, 2014 as compared to $132.7 million at March 31, 2013, an 84% decrease and to $42.0 million at December 31, 2013, a 48% decline.

The investment portfolio totaled $387.8 million at March 31, 2014, a 22% increase from the $318.4 million balance at March 31, 2013. As compared to December 31, 2013, the investment portfolio at March 31, 2014 increased by $9.7 million, a 3% increase. Total borrowed funds (excluding customer repurchase agreements) were $39.3 million at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Total shareholders’ equity increased to $410.4 million at March 31, 2014, compared to $361.9 million and $393.9 million at March 31, 2013 and December 31, 2013, respectively, primarily reflecting growth in retained earnings. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 13.04% at March 31, 2014, as compared to a total risk based capital ratio of 12.50% at March 31, 2013 and 13.01% at December 31, 2013. In addition, the tangible common equity ratio (tangible common equity to tangible assets) increased to 9.22% at March 31, 2014, from 9.08% at March 31, 2013 and 8.86% at December 31, 2013.

Loans, net of amortized deferred fees and costs, at March 31, 2014, December 31, 2013 and March 31, 2013 by major category are summarized below.

	March 31, 2014		December 31, 2013		March 31, 2013
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$704,386	23%	$694,350	24%	$579,618	23%
Investment - commercial real estate	1,196,405	40%	1,119,800	38%	910,829	36%
Owner occupied - commercial real estate	320,994	10%	317,491	11%	303,561	12%
Real estate mortgage - residential	97,846	3%	90,418	3%	69,256	3%
Construction - commercial and residential	593,967	19%	574,167	19%	538,071	21%
Construction - C&I (owner occupied)	35,480	1%	34,659	1%	34,002	1%
Home equity	108,839	4%	110,242	4%	108,570	4%
Other consumer	6,058	-	4,031	-	4,117	-
Total loans	3,063,975	100%	2,945,158	100%	2,548,024	100%
Less: Allowance for Credit Losses	(42,018)		(40,921)		(38,811)
Net loans	$3,021,957		$2,904,237		$2,509,213

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

Loans outstanding reached $3.06 billion at March 31, 2014, an increase of $118.8 million or 4% as compared to $2.95 billion at December 31, 2013, and increased $516.0 million or 20% as compared to $2.55 billion at March 31, 2013. Competition for quality loans remains significant in the market. The loan growth in the first three months of 2014 was predominantly in the commercial segments of the portfolio. Commercial real estate in the Bank’s market area has remained solid, with values generally stable to increasing. Well located multi-family properties in a number of sub-markets within the Bank’s market area are experiencing stable to increasing occupancy rates. Construction loans increased year over year as demand for new construction loans has increased, and the Bank is selectively evaluating projects.

Owner occupied commercial real estate and owner occupied commercial real estate construction represent 11% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 70% consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate is excluded, the percentage of total loans represented by commercial real estate decreases to 59%. Real estate also serves as collateral for loans made for other purposes, resulting in 80.9% of loans being secured by real estate.

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

For the three months ended March 31, 2014, noninterest bearing deposits increased $37.2 million as compared to December 31, 2013, while interest bearing deposits increased by $11.1 million during the same period. Average total deposits for the three months of 2014 were $3.22 billion, as compared to $2.86 billion for the same period in 2013, a 12% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits. At March 31, 2014, total deposits included $381.1 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 12% of total deposits. At December 31, 2013, total deposits (excluding the CDARS and ICS two-way) included $418.1 million of brokered deposits, which represented 13% of total deposits. The CDARS and ICS two-way component represented $363.0 million, or 11% of total deposits and $318.0 million or 10% of total deposits at March 31, 2014 and December 31, 2013, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At March 31, 2014, the Company had $886.6 million in noninterest bearing demand deposits, representing 27% of total deposits, compared to $849.4 million of noninterest bearing demand deposits at December 31, 2013 or 26% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $66.4 million at March 31, 2014 compared to $80.5 million at December 31, 2013. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at March 31, 2014 and December 31, 2013. The Bank had $30.0 million of borrowings outstanding under its credit facility from the FHLB at March 31, 2014 and December 31, 2013. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential and commercial mortgage and home equity loan portfolios.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at March 31, 2014 or December 31, 2013. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company has issued an aggregate of $9.3 million of subordinated notes, due 2021. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $50 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at March 31, 2014. Additionally, the Bank can purchase up to $127.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at March 31, 2014 and can obtain unsecured funds under one-way CDARS brokered deposits in the amount of $567.8 million, against which there was $7.7 million outstanding at March 31, 2014. The Bank has a commitment at March 31, 2014 from the Promontory Interfinancial Network to place up to $300.0 million of brokered deposits from its Insured Network Deposit (“IND”) program with the Bank in amounts requested by the Bank, as compared to an actual balance of $138.9 million at March 31, 2014. At March 31, 2014, the Bank was also eligible to make advances from the FHLB up to $422.1 million based on collateral at the FHLB, of which $30.0 million was outstanding at March 31, 2014. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $384.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At March 31, 2014, under the Bank’s liquidity formula, it had $1.8 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at March 31, 2014 are as follows:

(dollars in thousands)
Unfunded loan commitments	$1,211,288
Unfunded lines of credit	106,678
Letters of credit	54,910
Total	$1,372,876

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

The Company has various financial obligations, including contractual obligations that may require future cash payments. The following table shows details on these fixed and determinable obligations as of March 31, 2014 in the time period indicated.

	Within One	One to	Three to	Over Five
(dollars in thousands)	Year	Three Years	Five Years	Years	Total

Deposits without a stated maturity (1)	$2,854,623	$-	$-	$-	$2,854,623
Time deposits (1)	286,137	121,630	11,299	-	419,066
Borrowed funds (2)	66,437	-	30,000	9,300	105,737
Operating lease obligations	6,809	12,882	9,018	9,708	38,417
Outside data processing (3)	2,711	2,832	-	-	5,543
Total	$3,216,717	$137,344	$50,317	$19,008	$3,423,386

(1) Excludes accrued interest payable at March 31, 2014.

(2) Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.

(3) The Bank has outstanding obligations under its current core data processing contract that expires in April 2016 and one other vendor      arrangement that relates to data communications and data software that expires in December 2015.

Asset/Liability Management and Quantitative and Qualitative Disclosures about Market Risk

A fundamental risk in banking is exposure to market risk, or interest rate risk, since a bank’s net income is largely dependent on net interest income. The Bank’s ALCO formulates and monitors the management of interest rate risk through policies and guidelines established by it and the full Board of Directors and through review of detailed reports discussed quarterly. In its consideration of risk limits, the ALCO considers the impact on earnings and capital, the level and direction of interest rates, liquidity, local economic conditions, outside threats and other factors. Banking is generally a business of managing the maturity and re-pricing mismatch inherent in its asset and liability cash flows and to provide net interest income growth consistent with the Company’s profit objectives.

During the quarter ended March 31, 2014, as compared to the same three months in 2013, the Company was able to both increase its net interest income (by 16%), its net interest spread (from 3.98% to 4.30%) and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels and has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has very limited call risk in its U.S. agency investment portfolio. During the three months ended March 31, 2014, average investment portfolio balances increased as compared to balances at March 31, 2013, as cash flow from significant declines in loans held for sale has been deployed into a combination of higher yielding loans, and higher average investments. Cash flows from mortgage backed securities and sales of both a mortgaged backed security and a U.S. agency security were reinvested primarily into a combination of structured mortgage backed securities and additional investments have been made in well structured collateralized mortgage obligations and high quality municipal bonds. The percentage mix of municipal securities increased to 28% of total investments at March 31, 2014 from 27% at March 31, 2013, as the relative value of these type investments seemed attractive and was also compatible with the Company’s goal of reducing its income tax liability. The portion of the portfolio invested in mortgage backed securities declined to 60% at March 31, 2014 from 61% at March 31, 2013, and the portion of the portfolio represented in U.S. Government agency investments declined from 13% to 12%. The duration of the investment portfolio decreased to 4.1 years at March 31, 2014 from 4.2 years at March 31, 2013.

In the loan portfolio, the re-pricing duration was 26 months at March 31, 2014, and 25 months at March 31, 2013, with fixed rate loans amounting to 42% of total loans at both March 31, 2014 and 2013. Variable and adjustable rate loans comprised 58% of total loans at March 31, 2014, and 2013. Variable rate loans are indexed to both the Wall Street Journal prime interest rate, and the one month LIBOR interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, the duration of the portfolio was 32 months at March 31, 2014, as compared to 35 months at March 31, 2013. The change since March 31, 2013 was due substantially to updating a decay rate analysis for non-maturing deposits. The growth of core deposits, which enhances franchise value and provides a stable funding source, resulted in higher average liquidity in 2014 as compared to 2013. The Company experienced core deposit growth of $528 million and $384 million for the twelve months ended March 31, 2014 and December 31, 2013, respectively, in spite of a large deposit loss in March 2013 directly related to the expiration of unlimited deposit insurance as of January 1, 2013.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, together with loans floors existing in 52% of total loans (at March 31, 2014), has resulted in more stable loan portfolio yields over the past twelve months, as average loan yields have declined by just 20 basis points (from 5.65% to 5.45%) for the first three months in 2014 as compared to the same period in 2013. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized loss before income tax on the investment portfolio was $837 thousand at March 31, 2014 as compared to a net unrealized loss before tax of $5.5 million at December 31, 2013, with $8 thousand of realized net gains recorded during the quarter ended March 31, 2014. The net unrealized loss on the investment portfolio was due primarily to increase in interest rates, which reduced the fair market value of the portfolio at March 31, 2014. The unrealized loss position has been reduced in the first quarter of 2014, as market interest rates have declined slightly and the slower pace of residential mortgage loan prepayments has positively impacted the fair market value of the Bank’s mortgage backed securities. At March 31, 2014, the unrealized loss position represented just 0.2% of the portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from March 31, 2014. In addition to, analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at March 31, 2014, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at March 31, 2014 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at March 31, 2014 is 4.1 years, the loan portfolio 2.2 years; the interest bearing deposit portfolio 2.7 years and the borrowed funds portfolio 1.4 years.

The following table reflects the result of simulation analysis on the March 31, 2014 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+2.0%	+0.2%	-13.6%
+300	0.0%	-3.4%	-10.8%
+200	-2.0%	-7.2%	-8.3%
+100	-2.6%	-7.9%	-5.0%
0	-	-	-
-100	-2.8%	-6.0%	-4.5%
-200	-5.5%	-11.7%	-8.4%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 20% for a 300 basis point change and 25% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at March 31, 2014 are not considered to be excessive. The negative impact of -2.6% in net interest income and -7.9% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio and to a lower level of expected residential mortgage sales activity.

In the first quarter of 2014, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the lower level of asset liquidity at March 31, 2014 as compared to December 31, 2013, the interest rate risk position at March 31, 2014 was similar to the interest rate risk position at December 31, 2013. As compared to December 31, 2013, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale declined by $95.6 million at March 31, 2014.

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

During the first quarter of 2014, average market interest rates increased as compared to the first quarter of 2013 and the yield curve steepened.

As compared to the first quarter of 2013, the average two-year U.S. Treasury rate increased by 10 basis points from 0.26% to 0.36%, the average five year U.S. Treasury rate increased by 78 basis points from 0.81% to 1.59% and the average ten year U.S. Treasury rate increased by 82 basis points from 1.93% to 2.75%. In that environment, the Company was able to maintain its net interest spread for the first quarter of 2014 at 4.30% compared to 3.98% for the first quarter of 2013. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2013’s first quarter has been consistent with its risk analysis at December 31, 2013.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 90% of the Company’s revenue for the first quarter of 2014, as compared to 81% of the Company’s revenue for the first quarter of 2013.

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

At March 31, 2014, the Company had a positive GAP position of approximately $284.1 million or 7.5% of total assets out to three months and a positive cumulative GAP position of $307.3 million or 8.1% of total assets out to 12 months; as compared to a positive GAP position of approximately $374.2 million or 9.9% of total assets out to three months and a positive cumulative GAP position of approximately $340.1 million or 9.0% out to 12 months at December 31, 2013. The change in the positive GAP position at March 31, 2014, as compared to December 31, 2013, was due substantially to the lower amount of asset liquidity on the balance sheet. The change in the GAP position at March 31, 2014 as compared to December 31, 2013 is not judged material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which, captures the full optimality within the balance sheet. The current position is within guideline limits established by the ALCO.

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

GAP Analysis

March 31, 2014

(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$31,836	$43,828	$84,931	$79,074	$158,720	$398,389
Loans (1)(2)	1,566,681	266,578	633,671	489,178	129,729	3,085,837
Fed funds and other short-term investments	221,969	-	-	-	-	221,969
Other earning assets	51,319	-	-	-	-	51,319
Total	$1,871,805	$310,406	$718,602	$568,252	$288,449	$3,757,514	$46,438	$3,803,952

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$36,174	$108,522	$289,040	$289,039	$163,848	$886,623
Interest bearing transaction	74,651	-	15,996	15,998	-	106,645
Savings and money market	1,302,949	-	279,204	279,202	-	1,861,355
Time deposits	107,493	178,644	121,630	11,299	-	419,066
Customer repurchase agreements	66,437	-	-	-	-	66,437
Other borrowings	-	-	-	39,300	-	39,300
Total	$1,587,704	$287,166	$705,870	$634,838	$163,848	$3,379,426	$14,144	$3,393,570
GAP	$284,101	$23,240	$12,732	$(66,586)	$124,601	$378,088
Cumulative GAP	$284,101	$307,341	$320,073	$253,487	$378,088

Cumulative gap as percent of total assets	7.47%	8.08%	8.41%	6.66%	9.94%

(1)	Includes loans held for sale.
(2)	Nonaccrual loans are included in the over 60 months category.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At March 31, 2014 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 414% of total risk based capital. Construction, land and land development loans represent 137% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2014. There were no amounts outstanding under this credit facility at March 31, 2014 or December 31, 2013.

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

The actual capital amounts and ratios for the Company and Bank as of March 31, 2014, December 31, 2013 and March 31, 2013 are presented in the table below.

	Company		Bank		For Capital Adequacy	To Be Well Capitalized Under Prompt Corrective
	Actual		Actual		Purposes	Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *
As of March 31, 2014
Total capital (to risk weighted assets)	$455,863	13.04%	$419,309	12.06%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	404,487	11.57%	377,409	10.86%	4.0%	6.0%
Tier 1 capital (to average assets)	404,487	10.83%	377,409	10.16%	3.0%	5.0%

As of December 31, 2013
Total capital (to risk weighted assets)	$440,332	13.01%	$403,910	12.00%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	390,111	11.53%	363,166	10.79%	4.0%	6.0%
Tier 1 capital (to average assets)	390,111	10.93%	363,166	10.22%	3.0%	5.0%

As of March 31, 2013
Total capital (to risk weighted assets)	$394,746	12.50%	$363,309	11.56%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	350,132	11.08%	324,424	10.32%	4.0%	6.0%
Tier 1 capital (to average assets)	350,132	10.39%	324,424	9.66%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At March 31, 2014 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	For the Period Ended	For the Period Ended	For the Period Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Common shareholders' equity	$353,782	$337,263	$305,252
Less: Intangible assets	(3,482)	(3,510)	(3,659)
Tangible common equity	$350,300	$333,753	$301,593

Book value per common share	$13.62	$13.03	$11.86
Less: Intangible book value per common share	(0.13)	(0.14)	(0.14)
Tangible book value per common share	$13.49	$12.89	$11.72

Total assets	$3,803,952	$3,771,503	$3,324,865
Less: Intangible assets	(3,482)	(3,510)	(3,659)
Tangible assets	$3,800,470	$3,767,993	$3,321,206
Tangible common equity ratio	9.22%	8.86%	9.08%

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

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A – Risk Factors

There have been no material changes as of March 31, 2014 in the risk factors from those disclosed in the Company’s Annual Report on From 10-K for the year ended December 31, 2013.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (2)
3.3	Bylaws of the Company (3)
4.1	Warrant to Purchase Common Stock (4)
4.2	Form of Subordinated Note due 2016(5)
4.3	Form of Amendment Agreement to Subordinated Note (6)
10.1	1998 Stock Option Plan (7)
10.2	Employment Agreement, dated September 1, 2011, between James H. Langmead and the Bank (8)
10.3	Employment Agreement, dated September 1, 2011, between Thomas D. Murphy and the Bank (9)
10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (10)
10.5	Employment Agreement, dated September 1, 2011, between Susan G. Riel and the Bank (12)
10.6	Fee Agreement between Robert P. Pincus and the Company (12)
10.7	2006 Stock Plan (13)
10.8	Employment Agreement, dated September 1, 2011, among Michael T. Flynn the Company and the Bank (14)
10.9	Employment Agreement, dated September 1, 2011, between Laurence E. Bensignor and the Bank (15)
10.10	Employment Agreement, dated September 1, 2011, between the Bank and Janice Williams (16)

10.11	2013 Senior Executive Incentive Plan (17)
10.12	Eagle Bancorp, Inc. 2011 Employee Stock Purchase Plan (18)
10.13	Employment Agreement dated as of February 23, 2012, between the Bank and Antonio F. Marquez (19)
10.14	Employment Agreement dated as of April 24, 2013, between the Bank and Virginia Heine (20)
10.15	First Amendment to Employment Agreement of Laurence E. Bensignor (21)
10.16	First Amendment to Employment Agreement of Michael T. Flynn (22)
10.17	First Amendment to Employment Agreement of James H. Langmead (23)
10.18	First Amendment to Employment Agreement of Antonio F. Marquez (24)
10.19	First Amendment to Employment Agreement of Thomas D. Murphy (25)
10.20	First Amendment to Employment Agreement of Susan G. Riel (26)
10.21	First Amendment to Employment Agreement of Janice Williams (27)
10.22	Form of Supplemental Executive Retirement Plan Agreement (28)
11	Statement Regarding Computation of Per Share Income
See Note 5 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant

31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at March 31, 2014, December 31, 2013 and March 31, 2013
(ii) Consolidated Statement of Operations for the three month periods ended March 31, 2014 and 2013
(iii) Consolidated Statement of Comprehensive Income for the three month periods ended March 31, 2014, and 2013
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the three month periods ended March 31, 2014, and 2013
(v) Consolidated Statement of Cash Flows for the three month periods ended March 31, 2014, and 2013
(vi) Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2011.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 27, 2012.
(4)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(6)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended September 30, 2013.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2011.

(10)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(11)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(12)	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-150763)
(13)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(14)	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 23, 2011
(15)	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 23, 2011.
(16)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 23, 2011.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2014.
(18)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-175966).
(19)	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012.
(20)	Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(21)	Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(22)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(23)	Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(24)	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(25)	Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(26)	Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(27)	Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(28)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 12, 2014	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive
Officer of the Company

Date: May 12, 2014	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief
Financial Officer of the Company