Form 10-Q
period 2014-09-30
EAGLE BANCORP INC
filed 2014-11-07
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 30, 2014, the registrant had 26,033,899 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

	September 30, 2014	December 31, 2013	September 30, 2013
Assets
Cash and due from banks	$7,920	$9,577	$8,013
Federal funds sold	8,968	5,695	3,844
Interest bearing deposits with banks and other short-term investments	191,468	291,688	208,522
Investment securities available for sale, at fair value	382,468	378,133	355,830
Federal Reserve and Federal Home Loan Bank stock	10,657	11,272	11,246
Loans held for sale	41,254	42,030	39,206
Loans	3,432,548	2,945,158	2,796,840
Less allowance for credit losses	(44,954)	(40,921)	(39,687)
Loans, net	3,387,594	2,904,237	2,757,153
Premises and equipment, net	17,848	16,737	16,319
Deferred income taxes	25,803	28,949	25,982
Bank owned life insurance	40,432	39,738	29,555
Intangible assets, net	3,321	3,510	3,597
Other real estate owned	8,623	9,225	11,285
Other assets	42,825	30,712	34,376
Total Assets	$4,169,181	$3,771,503	$3,504,928

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,056,559	$849,409	$898,831
Interest bearing transaction	161,886	118,580	104,004
Savings and money market	1,944,593	1,811,088	1,538,630
Time, $100,000 or more	190,137	203,706	249,594
Other time	180,675	242,631	193,000
Total deposits	3,533,850	3,225,414	2,984,059
Customer repurchase agreements	58,957	80,471	82,266
Long-term borrowings	109,300	39,300	39,300
Other liabilities	24,460	32,455	17,203
Total Liabilities	3,726,567	3,377,640	3,122,828

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at September 30, 2014, December 31, 2013 and September 30, 2013	56,600	56,600	56,600
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 26,022,307, 25,885,863 and 25,799,220 respectively	255	253	252
Warrant	946	946	946
Additional paid in capital	247,811	242,990	241,131
Retained earnings	135,490	96,393	84,534
Accumulated other comprehensive income (loss)	1,512	(3,319)	(1,363)
Total Shareholders' Equity	442,614	393,863	382,100
Total Liabilities and Shareholders' Equity	$4,169,181	$3,771,503	$3,504,928

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Interest Income
Interest and fees on loans	$128,181	$109,479	$45,502	$37,457
Interest and dividends on investment securities	6,911	5,589	2,255	2,082
Interest on balances with other banks and short-term investments	379	564	125	182
Interest on federal funds sold	11	10	4	3
Total interest income	135,482	115,642	47,886	39,724
Interest Expense
Interest on deposits	6,925	8,122	2,189	2,544
Interest on customer repurchase agreements	107	197	38	64
Interest on long-term borrowings	1,788	1,247	1,024	413
Total interest expense	8,820	9,566	3,251	3,021
Net Interest Income	126,662	106,076	44,635	36,703
Provision for Credit Losses	7,179	7,094	2,111	1,372
Net Interest Income After Provision For Credit Losses	119,483	98,982	42,524	35,331

Noninterest Income
Service charges on deposits	3,638	3,351	1,227	1,115
Gain on sale of loans	4,686	13,355	1,822	2,938
Gain on sale of investment securities	10	23	-	-
Increase in the cash surrender value of bank owned life insurance	919	420	295	231
Other income	3,782	3,263	1,417	952
Total noninterest income	13,035	20,412	4,761	5,236
Noninterest Expense
Salaries and employee benefits	41,565	34,722	14,942	12,187
Premises and equipment expenses	9,570	8,949	3,374	3,222
Marketing and advertising	1,421	1,167	544	426
Data processing	4,592	4,456	1,572	1,386
Legal, accounting and professional fees	2,513	2,226	740	864
FDIC insurance	1,680	1,780	573	584
Other expenses	9,035	9,755	3,398	3,004
Total noninterest expense	70,376	63,055	25,143	21,673
Income Before Income Tax Expense	62,142	56,339	22,142	18,894
Income Tax Expense	22,611	21,335	8,054	7,137
Net Income	39,531	35,004	14,088	11,757
Preferred Stock Dividends	434	425	151	142
Net Income Available to Common Shareholders	$39,097	$34,579	$13,937	$11,615

Earnings Per Common Share
Basic	$1.50	$1.35	$0.54	$0.45
Diluted	$1.47	$1.31	$0.52	$0.44

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013

Net Income	$39,531	$35,004	$14,088	$11,757

Other comprehensive income, net of tax:
Net unrealized gain (loss) on securities available for sale	4,837	(6,841)	(326)	(456)
Reclassification adjustment for net gains included in net income	(6)	(13)	-	-
Net change in unrealized gain (loss) on securities	4,831	(6,828)	(326)	(456)
Comprehensive Income	$44,362	$28,176	$13,762	$11,301

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands)

						Accumulated
						Other	Total
	Preferred	Common		Additional Paid	Retained	Comprehensive	Shareholders'
	Stock	Stock	Warrant	in Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2014	$56,600	$253	$946	$242,990	$96,393	$(3,319)	$393,863
Net Income	-	-	-	-	39,531	-	39,531
Net change in other comprehensive income	-	-	-	-	-	4,831	4,831
Stock-based compensation	-	-	-	2,948	-	-	2,948
Common stock issued 122,015 shares under equity compensation plans	-	2	-	1,087	-	-	1,089
Tax benefits related to stock compensation	-	-	-	338	-	-	338
Employee stock purchase plan 14,429 shares	-	-	-	448	-	-	448
Preferred stock dividends	-	-	-	-	(434)	-	(434)
Balance September 30, 2014	$56,600	$255	$946	$247,811	$135,490	$1,512	$442,614

Balance January 1, 2013	$56,600	$226	$946	$180,593	$106,146	$5,465	$349,976
Net Income	-	-	-	-	35,004	-	35,004
Net change in other comprehensive income	-	-	-	-	-	(6,828)	(6,828)
10% common stock dividend 2,340,518 shares	-	23	-	56,158	(56,181)	-	-
Cash paid in lieu of fractional shares	-	-	-	-	(10)	-	(10)
Stock-based compensation	-	-	-	2,429	-	-	2,429
Common stock issued 483,595 shares under equity compensation plans	-	3	-	1,244	-	-	1,247
Tax benefit on non-qualified options exercised	-	-	-	322	-	-	322
Employee stock purchase plan 20,218 shares	-	-	-	385	-	-	385
Preferred stock dividends	-	-	-	-	(425)	-	(425)
Balance September 30, 2013	$56,600	$252	$946	$241,131	$84,534	$(1,363)	$382,100

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net Income	$39,531	$35,004
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,179	7,094
Depreciation and amortization	3,514	3,161
Gains on sale of loans	(4,686)	(13,355)
Securities premium amortization, net	2,638	2,306
Origination of loans held for sale	(384,890)	(853,068)
Proceeds from sale of loans held for sale	390,352	1,054,140
Net increase in cash surrender value of BOLI	(919)	(420)
Decrease (increase) in deferred income taxes	3,146	(6,854)
Decrease in fair value of other real estate owned	589	-
Loss on sale of other real estate owned	138	781
Net gain on sale of investment securities	(10)	(23)
Stock-based compensation expense	2,948	2,429
Excess tax benefits from stock-based compensation	(338)	(322)
Increase in other assets	(11,150)	(3,733)
Decrease in other liabilities	(7,995)	(4,402)
Net cash provided by operating activities	40,047	222,738
Cash Flows From Investing Activities:
Decrease (increase) in interest bearing deposits with other banks and short-term investments	26	(53)
Purchases of available for sale investment securities	(47,219)	(114,259)
Proceeds from maturities of available for sale securities	27,602	26,990
Proceeds from sale/call of available for sale securities	17,485	22,148
Purchases of Federal Reserve and Federal Home Loan Bank stock	(84)	(705)
Proceeds from redemption of federal reserve and federal home loan bank stock	699	153
Net increase in loans	(491,336)	(318,191)
Purchases of BOLI	-	(15,000)
Purchases of annuity	-	(11,184)
Proceeds from sale of other real estate owned	205	3,068
Bank premises and equipment acquired	(4,392)	(3,944)
Net cash used in investing activities	(497,014)	(410,977)
Cash Flows From Financing Activities:
Increase in deposits	308,436	86,837
Decrease in customer repurchase agreements	(21,514)	(19,072)
Increase in long-term borrowings	70,000	-
Payment of dividends on preferred stock	(434)	(425)
Proceeds from exercise of stock options	1,089	1,247
Excess tax benefits from stock-based compensation	338	322
Payment in lieu of fractional shares	-	(10)
Proceeds from employee stock purchase plan	448	385
Net cash provided by financing activities	358,363	69,284
Net Decrease In Cash and Cash Equivalents	(98,604)	(118,955)
Cash and Cash Equivalents at Beginning of Period	306,960	339,334
Cash and Cash Equivalents at End of Period	$208,356	$220,379
Supplemental Cash Flows Information:
Interest paid	$8,646	$10,078
Income taxes paid	$24,750	$23,945
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$330	$9,835

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Montgomery County, Maryland, Washington, D.C., and Northern Virginia. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. As of September 30, 2014, the Bank offers its products and services through eighteen banking offices and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects. These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of September 30, 2014, December 31, 2013 and September 30, 2013. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Intangible assets in the consolidated balance sheets. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in Other income in the consolidated statement of operations.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both “best efforts” and “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decrease in the values of loans that would result from the exercise of the derivative loan commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives but are effectively offset by whole loan purchase commitments from various investors. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Company is not generally exposed to losses on loans sold utilizing best efforts. Nor will it realize gains, related to rate lock commitments due to changes in interest rates. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the rate lock commitments.

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

Management considers loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are evaluated for impairment in accordance with the Company’s portfolio monitoring and ongoing risk assessment procedures.  Management considers the financial condition of the borrower, cash flow of the borrower, payment status of the loan, and the value of the collateral, if any, securing the loan. Generally, impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer type loans which are evaluated collectively for impairment and are generally placed on nonaccrual when the loan becomes 90 days past due as to principal or interest. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (ninety days or less) provided eventual collection of all amounts due is expected.  The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided solely by the collateral.  In appropriate circumstances, interest income on impaired loans may be recognized on a cash basis.

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts based on capital levels and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standards Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on certain of these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Such additional interest may be included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2014 and 2013 (although normal interest income was recorded). ECV had five higher risk lending transactions with balances outstanding at September 30, 2014 and December 31, 2013, amounting to $6.3 million and $7.4 million, respectively.

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

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at September 30, 2014, December 31, 2013, or September 30, 2013.

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

Stock-Based Compensation

In accordance with ASC Topic 718, “Compensation,” the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value computed at the date of grant. Compensation expense on variable stock option grants (i.e. performance based grants) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 9 for a description of stock-based compensation awards, activity and expense.

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

The merger received all required regulatory approvals and was completed on October 31, 2014.

At the effective time of the Merger, each outstanding share of VHB common stock will be converted into 0.6632 shares of Company common stock and $7.50 in cash. The number of shares of Company common stock to be issued is 4,010,261 and the amount of cash paid is $45,356,539.

The Company also assumed the 15,300 shares of VHB’s preferred stock which has an aggregate liquidation preference of $15.3 million and was issued in connection with the U.S. Treasury’s Small Business Lending Fund Program.

The Company assumed the VHB stock plans. Options to purchase 448,895 shares of VHB common stock at a weighted average exercise price of $11.77 per share will be “rolled over” into options to acquire 401,497 shares of Company common stock at a weighted average exercise price of $13.17 per share.

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

Note 4. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
September 30, 2014	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$38,636	$545	$97	$39,084
Residential mortgage backed securities	227,525	1,328	3,724	225,129
Municipal bonds	113,390	4,716	250	117,856
Other equity investments	396	3	-	399
	$379,947	$6,592	$4,071	$382,468

		Gross	Gross	Estimated
December 31, 2013	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$46,640	$843	$148	$47,335
Residential mortgage backed securities	234,206	1,143	6,675	228,674
Municipal bonds	102,423	2,017	2,700	101,740
Other equity investments	396	-	12	384
	$383,665	$4,003	$9,535	$378,133

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
September 30, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$4,005	$16	$4,702	$81	$8,707	$97
Residential mortgage backed securities	55,857	311	96,923	3,413	152,780	3,724
Municipal bonds	3,309	3	17,952	247	21,261	250
	$63,171	$330	$119,577	$3,741	$182,748	$4,071

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
December 31, 2013	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$4,782	$148	$-	$-	$4,782	$148
Residential mortgage backed securities	155,475	5,992	15,658	683	171,133	6,675
Municipal bonds	50,450	2,512	3,196	188	53,646	2,700
Other equity investments	-	-	165	12	165	12
	$210,707	$8,652	$19,019	$883	$229,726	$9,535

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 4.1 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2014 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity. In addition, at September 30, 2014, the Company held $10.7 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and are not marketable.

The amortized cost and estimated fair value of investments available-for-sale by contractual maturity are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. Government agency securities maturing:
One year or less	$3,000	$2,981	$19,025	$19,133
After one year through five years	29,152	29,565	27,615	28,202
Five years through ten years	6,484	6,538	-	-
Residential mortgage backed securities	227,525	225,129	234,206	228,674
Municipal bonds maturing:
One year or less	2,846	2,876	25,718	26,008
After one year through five years	46,404	48,757
Five years through ten years	62,682	64,649	76,705	75,732
Ten years through fifteen years	1,458	1,574	-	-
Other equity investments	396	399	396	384
	$379,947	$382,468	$383,665	$378,133

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2014 was $262.5 million. As of September 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities that exceeded ten percent of shareholders’ equity.

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

The fair value of the derivatives is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.

At September 30, 2014 the Bank had derivative financial instruments with a notional value of $30.7 million related to its forward contracts. The net fair value of these derivative instruments at September 30, 2014 were $34 thousand included in other assets and $18 thousand included in other liabilities. There were no derivative instruments in 2013.

Included in other noninterest income for the three and nine months ended September 30, 2014 was a net loss of $194 thousand and a net gain of $47 thousand, relating to derivative instruments. The amount included in other noninterest income for the three and nine months ended September 30, 2014 pertaining to its hedging activities was a net realized gain of $140 thousand and a net realized loss of $18 thousand. There were no derivative instruments or hedging activities in 2013.

Note 6.   Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at September 30, 2014, December 31, 2013, and September 30, 2013 are summarized by type as follows:

	September 30, 2014		December 31, 2013		September 30, 2013
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$798,489	23%	$694,350	24%	$682,413	25%
Investment - commercial real estate	1,382,839	41%	1,119,800	38%	1,039,775	37%
Owner occupied - commercial real estate	337,422	10%	317,491	11%	334,078	12%
Real estate mortgage - residential	126,263	4%	90,418	3%	79,061	3%
Construction - commercial and residential	634,736	18%	574,167	19%	507,653	18%
Construction - C&I (owner occupied)	41,846	1%	34,659	1%	35,612	1%
Home equity	107,291	3%	110,242	4%	108,889	4%
Other consumer	3,662	-	4,031	-	9,359	-
Total loans	3,432,548	100%	2,945,158	100%	2,796,840	100%
Less: Allowance for Credit Losses	(44,954)		(40,921)		(39,687)
Net loans	$3,387,594		$2,904,237		$2,757,153

Unamortized net deferred fees amounted to $15.2 million, $12.7 million, and $10.9 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Bank serviced $67.1 million and $67.6 million, respectively, of SBA loans which are not reflected as loan balances on the consolidated balance sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. The combination of owner occupied commercial real estate and owner occupied commercial real estate construction represent 11% of the loan portfolio. At September 30, 2014, the combination of commercial real estate and real estate construction loans represent approximately 70% of the loan portfolio. When owner occupied commercial real estate and owner occupied commercial construction loans are excluded, the percentage of commercial real estate and construction loans to total loans decreases to 59%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank’s policy requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.00. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 23% of the loan portfolio at September 30, 2014 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 1% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 3% of the loan portfolio at September 30, 2014 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

The Company’s loan portfolio includes loans made for real estate Acquisition, Development and Construction (“ADC”) purposes, including both investment and owner occupied projects. ADC loans amounted to $676.6 million at September 30, 2014. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 37% of the outstanding ADC loan portfolio at September 30, 2014. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income Producing	Owner Occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Three months ended September 30, 2014
Allowance for credit losses:
Balance at beginning of period	$11,413	$10,745	$3,273	$958	$15,487	$1,331	$345	$43,552
Loans charged-off	(317)	(22)	-	(48)	(620)	(230)	-	(1,237)
Recoveries of loans previously charged-off	519	-	-	-	6	2	1	528
Net loans charged-off	202	(22)	-	(48)	(614)	(228)	1	(709)
Provision for credit losses	1,558	478	42	70	(237)	259	(59)	2,111
Ending balance	$13,173	$11,201	$3,315	$980	$14,636	$1,362	$287	$44,954
Nine months ended September 30, 2014
Allowance for credit losses:
Balance at beginning of period	$9,780	$10,359	$3,899	$944	$13,934	$1,871	$134	$40,921
Loans charged-off	(1,968)	(22)	(35)	(138)	(1,426)	(379)	(84)	(4,052)
Recoveries of loans previously charged-off	802	4	7	-	77	8	8	906
Net loans charged-off	(1,166)	(18)	(28)	(138)	(1,349)	(371)	(76)	(3,146)
Provision for credit losses	4,559	860	(556)	174	2,051	(138)	229	7,179
Ending balance	$13,173	$11,201	$3,315	$980	$14,636	$1,362	$287	$44,954
For the Period Ended September 30, 2014
Allowance for credit losses:
Individually evaluated for impairment	$4,409	$578	$1,330	$-	$1,478	$218	$-	$8,013
Collectively evaluated for impairment	8,764	10,623	1,985	980	13,158	1,144	287	36,941
Ending balance	$13,173	$11,201	$3,315	$980	$14,636	$1,362	$287	$44,954

		Investment	Owner Occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Three months ended September 30, 2013
Allowance for credit losses:
Balance at beginning of period	$12,177	$9,615	$3,024	$942	$11,748	$1,765	$369	$39,640
Loans charged-off	(966)	(118)	-	-	(300)	(25)	(11)	(1,420)
Recoveries of loans previously charged-off	89	-	-	-	6	-	-	95
Net loans charged-off	(877)	(118)	-	-	(294)	(25)	(11)	(1,325)
Provision for credit losses	346	359	(37)	(332)	1,026	5	5	1,372
Ending balance	$11,646	$9,856	$2,987	$610	$12,480	$1,745	$363	$39,687
Nine months ended September 30, 2013
Allowance for credit losses:
Balance at beginning of period	$9,412	$9,148	$2,781	$659	$13,391	$1,730	$371	$37,492
Loans charged-off	(3,380)	(227)	-	-	(2,010)	(54)	(63)	(5,734)
Recoveries of loans previously charged-off	139	-	-	-	681	9	6	835
Net loans charged-off	(3,241)	(227)	-	-	(1,329)	(45)	(57)	(4,899)
Provision for credit losses	5,475	935	206	(49)	418	60	49	7,094
Ending balance	$11,646	$9,856	$2,987	$610	$12,480	$1,745	$363	$39,687
For the Period Ended September 30, 2013
Allowance for credit losses:
Individually evaluated for impairment	$3,019	$1,097	$823	$27	$1,776	$373	$45	$7,160
Collectively evaluated for impairment	8,627	8,759	2,164	583	10,704	1,372	318	32,527
Ending balance	$11,646	$9,856	$2,987	$610	$12,480	$1,745	$363	$39,687

The Company’s recorded investments in loans as of September 30, 2014, December 31, 2013, and September 30, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Investment	Owner occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

September 30, 2014
Recorded investment in loans:
Individually evaluated for impairment	$17,785	$2,710	$5,054	$-	$17,479	$745	$-	$43,773
Collectively evaluated for impairment	780,704	1,380,129	332,368	126,263	659,103	106,546	3,662	3,388,775
Ending balance	$798,489	$1,382,839	$337,422	$126,263	$676,582	$107,291	$3,662	$3,432,548

December 31, 2013
Recorded investment in loans:
Individually evaluated for impairment	$9,614	$2,682	$7,574	$113	$13,862	$682	$70	$34,597
Collectively evaluated for impairment	684,736	1,117,118	309,917	90,305	594,964	109,560	3,961	2,910,561
Ending balance	$694,350	$1,119,800	$317,491	$90,418	$608,826	$110,242	$4,031	$2,945,158

September 30, 2013
Recorded investment in loans:
Individually evaluated for impairment	$12,791	$3,238	$8,547	$113	$17,994	$570	$45	$43,298
Collectively evaluated for impairment	669,622	1,036,537	325,531	78,948	525,271	108,319	9,314	2,753,542
Ending balance	$682,413	$1,039,775	$334,078	$79,061	$543,265	$108,889	$9,359	$2,796,840

At September 30, 2014, the nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) have a carrying value of $1.5 million and an unpaid principal balance of $11.1 million and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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

The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of September 30, 2014, December 31, 2013, and September 30, 2013.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans

September 30, 2014
Commercial	$761,502	$19,202	$17,785	$-	$798,489
Investment - commercial real estate	1,362,060	18,069	2,710	-	1,382,839
Owner occupied - commercial real estate	320,960	11,408	5,054	-	337,422
Real estate mortgage – residential	125,363	900	-	-	126,263
Construction - commercial and residential	650,679	8,424	17,479	-	676,582
Home equity	104,601	1,945	745	-	107,291
Other consumer	3,662	-	-	-	3,662
Total	$3,328,827	$59,948	$43,773	$-	$3,432,548

December 31, 2013
Commercial	$655,409	$29,327	$9,614	$-	$694,350
Investment - commercial real estate	1,095,285	21,833	2,682	-	1,119,800
Owner occupied - commercial real estate	294,337	15,580	7,574	-	317,491
Real estate mortgage – residential	89,501	804	113	-	90,418
Construction - commercial and residential	575,321	19,643	13,862	-	608,826
Home equity	107,415	2,145	682	-	110,242
Other consumer	3,961	-	70	-	4,031
Total	$2,821,229	$89,332	$34,597	$-	$2,945,158

September 30, 2013
Commercial	$638,074	$31,638	$12,701	$-	$682,413
Investment - commercial real estate	1,014,556	21,981	3,238	-	1,039,775
Owner occupied - commercial real estate	305,426	20,105	8,547	-	334,078
Real estate mortgage – residential	78,221	727	113	-	79,061
Construction - commercial and residential	506,542	18,729	17,994	-	543,265
Home equity	106,073	2,246	570	-	108,889
Other consumer	9,313	-	46	-	9,359
Total	$2,658,205	$95,426	$43,209	$-	$2,796,840

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

The following presents by class of loan, information related to nonaccrual loans as of the periods ended September 30, 2014, December 31, 2013 and September 30, 2013.

(dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013

Commercial	$15,431	$6,779	$7,607
Investment - commercial real estate	2,553	2,525	3,081
Owner occupied - commercial real estate	3,502	5,452	6,426
Real estate mortgage - residential	350	887	895
Construction - commercial and residential	6,919	8,366	8,981
Home equity	588	623	511
Other consumer	-	70	45
Total nonaccrual loans (1)(2)	$29,343	$24,702	$27,546

(1)

Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $7.9 million at September 30, 2014 and December 31, 2013, and $10.0 million at September 30, 2013.

(2)

Gross interest income of $959 thousand would have been recorded in 2014 if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans was $1.5 million. See Note 1 to the consolidated financial statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents by class, an aging analysis and the recorded investments in loans past due as of September 30, 2014 and December 31, 2013.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans

September 30, 2014
Commercial	$1,592	$1,274	$15,431	$18,297	$780,192	$798,489
Investment - commercial real estate	220	1,527	2,553	4,300	1,378,539	1,382,839
Owner occupied - commercial real estate	-	-	3,502	3,502	333,920	337,422
Real estate mortgage – residential	135	-	350	485	125,778	126,263
Construction - commercial and residential	791	5,089	6,919	12,799	663,783	676,582
Home equity	449	1,296	588	2,333	104,958	107,291
Other consumer	8	20	-	28	3,634	3,662
Total	$3,195	$9,206	$29,343	$41,744	$3,390,804	$3,432,548

December 31, 2013
Commercial	$1,698	$11,146	$6,779	$19,623	$674,727	$694,350
Investment - commercial real estate	818	-	2,525	3,343	1,116,457	1,119,800
Owner occupied - commercial real estate	360	2,121	5,452	7,933	309,558	317,491
Real estate mortgage – residential	-	-	887	887	89,531	90,418
Construction - commercial and residential	-	-	8,366	8,366	600,460	608,826
Home equity	626	359	623	1,608	108,634	110,242
Other consumer	-	15	70	85	3,946	4,031
Total	$3,502	$13,641	$24,702	$41,845	$2,903,313	$2,945,158

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

The following table presents by class, information related to impaired loans for the periods ended September 30, 2014, December 31, 2013 and September 30, 2013.

	Unpaid	Recorded	Recorded			Average Recorded		Interest Income
	Contractual	Investment	Investment	Total		Investment		Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

September 30, 2014
Commercial	$16,531	$950	$14,481	$15,431	$4,409	$12,051	$12,132	$228	$231
Investment - commercial real estate	6,284	4,839	1,070	5,909	578	5,975	5,873	(71)	7
Owner occupied - commercial	3,502	391	3,111	3,502	1,330	3,366	4,877	6	6
Real estate mortgage – residential	350	350	-	350	-	500	665	-	-
Construction - commercial and residential	11,931	9,785	1,655	11,440	1,478	11,429	12,004	159	711
Home equity	588	125	463	588	218	496	553	4	4
Other consumer	-	-	-	-	-	-	33	-	-
Total	$39,186	$16,440	$20,780	$37,220	$8,013	$33,817	$36,137	$326	$959

December 31, 2013
Commercial	$6,779	$2,327	$4,452	$6,779	$1,323	$8,193	$8,877	$53	$131
Investment - commercial real estate	5,902	1,322	4,580	5,902	1,098	6,183	5,755	38	175
Owner occupied - commercial	5,452	111	5,341	5,452	1,853	5,939	6,285	52	108
Real estate mortgage – residential	887	774	113	887	27	891	792	2	2
Construction - commercial and residential	13,233	5,358	7,575	12,933	1,625	13,405	17,298	44	169
Home equity	623	-	623	623	526	567	508	2	4
Other consumer	70	-	70	70	68	58	34	1	2
Total	$32,946	$9,892	$22,754	$32,646	$6,520	$35,236	$39,549	$192	$591

September 30, 2013
Commercial	$9,607	$2,442	$7,165	$9,607	$3,019	$10,184	$9,402	$(7)	$78
Investment - commercial real estate	6,464	1,451	5,013	6,464	1,097	5,934	5,719	62	137
Owner occupied - commercial	6,426	5,530	896	6,426	823	6,432	6,493	(43)	56
Real estate mortgage – residential	895	783	112	895	27	843	769	-	-
Construction - commercial and residential	13,876	5,892	7,684	13,576	1,776	14,033	18,315	41	125
Home equity	511	37	474	511	373	461	479	2	2
Other consumer	45	-	45	45	45	28	25	1	1
Total	$37,824	$16,135	$21,389	$37,524	$7,160	$37,915	$41,202	$56	$399

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

The following table presents by class, information related to loans modified in a TDR held by the Company during the periods ended September 30, 2014 and December 31, 2013.

	Number of	TDRs Performing	TDRs Not Performing	Total
(dollars in thousands)	Contracts	to Modified Terms	to Modified Terms	TDRs

September 30, 2014
Investment - commercial real estate	2	$3,356	$-	$3,356
Owner occupied - commercial real estate	1	-	2,118	2,118
Construction - commercial and residential	2	4,521	912	5,433
Total	5	$7,877	$3,030	$10,907

December 31, 2013
Commercial	3	$-	$4,042	$4,042
Investment - commercial real estate	3	3,377	217	3,594
Owner occupied - commercial real estate	1	-	4,081	4,081
Construction - commercial and residential	2	4,567	912	5,479
Total	9	$7,944	$9,252	$17,196

During the first nine months ended September 30, 2014, five nonperforming TDRs totaling $8.3 million were removed from TDR status after the loans migrated from nonperforming loans. Two nonperforming TDRs totaling $6.1 million were sold during the second quarter, an owner occupied loan totaling $4.1 million and a commercial loan totaling $2.0 million. One nonperforming TDR totaling approximately $2.0 million was reclassified to OREO after the Company took possession of the underlying collateral. The Company was paid off on another TDR totaling $217 thousand. Finally, one TDR totaling $95 thousand was charged-off. One TDR totaling approximately $2.1 million experienced a default on its modified terms during the first nine months of 2014, as compared to the first nine months of 2013, three performing TDRs totaling approximately $6.1 million experienced defaults on their modified terms. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. The previously performing TDR was reclassified to nonperforming loans during the three and nine months ended September 30, 2014. These three previously performing TDRs were reclassified to nonperforming loans during the nine months of 2013. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There was one loan modified in a TDR during the three and nine months ended September 30, 2014. There were no loans modified in a TDR during the three and nine months ended September 30, 2013.

Note 7.  Borrowings

On August 5, 2014, the Company completed the sale of $70.0 million of its 5.75% subordinated notes, due September 1, 2024 (the “Notes”). The Notes were offered to the public at par. The Company plans to use the proceeds of the offering in part to pay the cash portion of the Virginia Heritage Bank merger consideration, and in part for general corporate purposes, including but not limited to contribution of capital to its subsidiaries, including EagleBank. The net proceeds were approximately $68.8 million, net of $1.2 million in deferred financing costs which will be amortized over the life of the Notes.

Note 8. Net Income per Common Share

The calculation of net income per common share for the nine and three months ended September 30, 2014 and 2013 was as follows.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(dollars and shares in thousands, except per share data)	2014	2013	2014	2013
Basic:
Net income available to common shareholders	$39,097	$34,579	$13,937	$11,615
Average common shares outstanding	25,978	25,689	26,024	25,784
Basic net income per common share	$1.50	$1.35	$0.54	$0.45

Diluted:
Net income available to common shareholders	$39,097	$34,579	$13,937	$11,615
Average common shares outstanding	25,978	25,689	26,024	25,784
Adjustment for common share equivalents	640	615	630	642
Average common shares outstanding-diluted	26,618	26,304	26,654	26,426
Diluted net income per common share	$1.47	$1.31	$0.52	$0.44

Anti-dilutive shares	21,000	101,466	21,000	95,966

Note 9. Stock-Based Compensation

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

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares on the date of grant. For awards that are performance-based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance-based awards are outstanding at September 30, 2014.

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

Below is a summary of changes in shares pursuant to our equity compensation plans for the nine months ended September 30, 2014 and 2013. The information excludes restricted stock units and awards.

	Nine Months Ended September 30,
	2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Beginning Balance	501,334	$10.34	722,155	$10.18
Issued	21,000	32.77	3,300	20.03
Exercised	(64,926)	16.78	(117,791)	10.58
Forfeited	(110)	5.76	(2,090)	7.65
Expired	(1,225)	9.00	(23,113)	10.05
Ending Balance	456,073	$10.46	582,461	$10.17

The following summarizes information about stock options outstanding at September 30, 2014. The information excludes restricted stock units and awards.

			Weighted-Average
Outstanding:	Stock Options	Weighted-Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$5.76 - $8.00	236,369	$5.76	4.25
$8.01 - $10.00	54,807	9.91	0.27
$10.01 - $20.00	109,994	12.55	3.02
$20.01 - $33.44	54,903	27.06	4.78
	456,073	$10.46	3.54

Exercisable:	Stock Options	Weighted-Average
Range of Exercise Prices	Exercisable	Exercise Price
$5.76 - $8.00	179,459	$5.76
$8.01 - $10.00	54,807	9.91
$10.01 - $20.00	89,656	12.77
$20.01 - $33.44	31,263	23.82
	355,185	$9.76

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012.

	Nine Months Ended	Years Ended December 31,
	September 30, 2014	2013	2012
Expected Volatility	34.25%	34.12%	36.64%
Weighted-Average Volatility	34.24%	34.12%	36.64%
Expected Dividends	0.0%	0.0%	0.0%
Expected Term (In years)	7.5	7.5	7.5
Risk-Free Rate	2.11%	1.31%	1.13%
Weighted-Average Fair Value (Grant date)	$13.49	$7.83	$6.35

The expected lives are based on the “simplified” method allowed by ASC Topic 718 “Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options was $9.9 million at September 30, 2014. The total intrinsic value of stock options exercised during the nine months ended September 30, 2014 and 2013 was $1.1 million and $1.3 million, respectively. The total fair value of stock options vested was $125 thousand and $126 thousand for the nine months ended September 30, 2014 and 2013, respectively. Unrecognized stock-based compensation expense related to stock options totaled $350 thousand at September 30, 2014. At such date, the weighted-average period over which this unrecognized stock option expense is expected to be recognized was 4.02 years.

The Company has unvested restricted stock award grants of 500,356 shares under the 2006 Plan at September 30, 2014. Unrecognized stock based compensation expense related to restricted stock awards totaled $8.4 million at September 30, 2014. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.24 years. The following table summarizes the unvested restricted stock awards at September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014		2013
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at Beginning	614,580	$18.71	348,350	$13.79
Issued	78,947	33.24	424,450	20.64
Forfeited	(8,250)	25.28	(933)	15.68
Vested	(184,921)	17.54	(156,902)	13.04
Unvested at End	500,356	$21.33	614,965	$18.71

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At September 30, 2014, the 2011 ESPP had 458,373 shares remaining for issuance.

Included in salaries and employee benefits the Company recognized $3.0 million and $2.4 million in stock-based compensation expense (including the ESPP) for the nine months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 10.  Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended September 30, 2014
Net unrealized gain on securities available-for-sale:
Net unrealized gain on securities available-for-sale	$(543)	$(217)	$(326)
Less: Reclassification adjustment for net gains included in net income	-	-	-
Other Comprehensive Income Gain	$(543)	$(217)	$(326)

Three Months Ended September 30, 2013
Net unrealized loss on securities available-for-sale:
Net unrealized loss on securities available-for-sale	$(760)	$(304)	$(456)
Less: Reclassification adjustment for net gains included in net income	-	-	-
Other Comprehensive Income Loss	$(760)	$(304)	$(456)

Nine Months Ended September 30, 2014
Net unrealized gain on securities available-for-sale:
Net unrealized gain on securities available-for-sale	$8,062	$3,225	$4,837
Less: Reclassification adjustment for net gains included in net income	(10)	(4)	(6)
Other Comprehensive Income Gain	$8,052	$3,221	$4,831

Nine Months Ended September 30, 2013
Net unrealized loss on securities available-for-sale:
Net unrealized loss on securities available-for-sale	$(11,402)	$(4,561)	$(6,841)
Less: Reclassification adjustment for net gains included in net income	(23)	(10)	(13)
Other Comprehensive Income Loss	$(11,379)	$(4,551)	$(6,828)

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2014 and 2013.

		Accumulated Other
	Securities	Comprehensive (Loss)
(dollars in thousands)	Available For Sale	Income

Three Months Ended September 30, 2014
Balance at Beginning of Period	$1,838	$1,838
Other comprehensive income before reclassifications	(326)	(326)
Amounts reclassified from accumulated other comprehensive income	-	-
Net other comprehensive income during period	(326)	(326)
Balance at End of Period	$1,512	$1,512

Three Months Ended September 30, 2013
Balance at Beginning of Period	$(907)	$(907)
Other comprehensive (loss) before reclassifications	(456)	(456)
Amounts reclassified from accumulated other comprehensive income	-	-
Net other comprehensive (loss) during period	(456)	(456)
Balance at End of Period	$(1,363)	$(1,363)

Nine Months Ended September 30, 2014
Balance at Beginning of Period	$(3,319)	$(3,319)
Other comprehensive income before reclassifications	4,837	4,837
Amounts reclassified from accumulated other comprehensive income	(6)	(6)
Net other comprehensive income during period	4,831	4,831
Balance at End of Period	$1,512	$1,512

Nine Months Ended September 30, 2013
Balance at Beginning of Period	$5,465	$5,465
Other comprehensive (loss) before reclassifications	(6,841)	(6,841)
Amounts reclassified from accumulated other comprehensive income	(13)	(13)
Net other comprehensive (loss) during period	(6,828)	(6,828)
Balance at End of Period	$(1,363)	$(1,363)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013.

	Amount Reclassified from		Affected Line Item in
	Accumulated Other		the Statement Where
Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
Three Months Ended September 30,
	2014	2013
Realized gain on sale of investment securities	$-	$-	Gain on sale of investment securities
	-	-	Tax Expense
Total Reclassifications for the Period	$-	$-	Net of Tax

	Amount Reclassified from		Affected Line Item in
	Accumulated Other		the Statement Where
Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Nine Months Ended September 30,
	2014	2013
Realized gain on sale of investment securities	$10	$23	Gain on sale of investment securities
	(4)	(10)	Tax Expense
Total Reclassifications for the Period	$6	$13	Net of Tax

Note 11.  Fair Value Measurements

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2014
Investment securities available for sale:
U. S. Government agency securities	$-	$39,084	$-	$39,084
Residential mortgage backed securities	-	225,129	-	225,129
Municipal bonds	-	117,856	-	117,856
Other equity investments	180	-	219	399
Derivative assets	-	-	34	34
Residential mortgage loans held for sale	-	41,254	-	41,254
Total assets measured at fair value on a recurring basis as of September 30, 2014	$180	$423,323	$253	$423,756

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2013
Investment securities available for sale:
U. S. Government agency securities	$-	$47,335	$-	$47,335
Residential mortgage backed securities	-	228,674	-	228,674
Municipal bonds	-	101,740	-	101,740
Other equity investments	165	-	219	384
Derivative assets	-	-	-	-
Residential mortgage loans held for sale	-	42,030	-	42,030
Total assets measured at fair value on a recurring basis as of December 31, 2013	$165	$419,779	$219	$420,163

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. Government agency debt securities, mortgage backed securities issued by government sponsored entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amount approximate the fair value.

The Company’s residential loans held for sale are reported on an aggregate basis at the lower of cost or fair value.

The following is a reconciliation of activity for assets measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Other Equity	Derivative
(dollars in thousands)	Investments	Assets
Beginning balance at December 31, 2013	$219	$-
Realized gains included in other noninterest income	-	34
Principal redemption	-	-
Ending balance at September 30, 2014	$219	$34

	Other Equity	Derivative
(dollars in thousands)	Investments	Assets
Beginning balance at December 31, 2012	$230	$-
Realized gains included in other noninterest income	-	-
Principal redemption	(11)	-
Ending balance at December 31, 2013	$219	$-

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2014
Impaired loans:
Commercial	$-	$4,192	$6,830	$11,022
Income producing - commercial real estate	-	365	4,966	5,331
Owner occupied - commercial real estate	-	1,384	788	2,172
Real estate mortgage - residential	-	350	-	350
Construction - commercial and residential	-	916	9,046	9,962
Home equity	-	173	197	370
Other consumer	-	-	-	-
Other real estate owned	-	8,623	-	8,623
Total assets measured at fair value on a nonrecurring basis as of September 30, 2014	$-	$16,003	$21,827	$37,830

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2013
Impaired loans:
Commercial	$-	$4,367	$1,089	$5,456
Income producing - commercial real estate	-	2,806	1,998	4,804
Owner occupied - commercial real estate	-	2,712	887	3,599
Real estate mortgage - residential	-	86	774	860
Construction - commercial and residential	-	4,228	7,080	11,308
Home equity	-	50	47	97
Other consumer	-	-	2	2
Other real estate owned	-	9,225	-	9,225
Total assets measured at fair value on a nonrecurring basis as of December 31, 2013	$-	$23,474	$11,877	$35,351

Loans

The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2014, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Assets
Cash and due from banks	$7,920	$7,920	$-	$7,920	$-
Federal funds sold	8,968	8,968	-	8,968	-
Interest bearing deposits with other banks	191,468	191,468	-	191,468	-
Investment securities	382,468	382,468	180	382,069	219

Federal Reserve and Federal Home Loan Bank stock	10,657	10,657	-	10,657	-
Loans held for sale	41,254	41,254	-	41,254	-
Loans	3,432,548	3,458,861	-	7,380	3,451,481
Bank owned life insurance	40,432	40,432	-	40,432	-
Annuity investment	11,235	11,235	-	11,235	-
Derivative assets	34	34	-	-	34

Liabilities
Noninterest bearing deposits	1,056,559	1,056,559	-	1,056,559	-
Interest bearing deposits	2,477,291	2,476,632	-	2,476,632	-
Borrowings	168,257	169,680	-	165,373	-
Derivative liabilites	18	18	-	-	18

December 31, 2013
Assets
Cash and due from banks	$9,577	$9,577	$-	$9,577	$-
Federal funds sold	5,695	5,695	-	5,695	-
Interest bearing deposits with other banks	291,688	291,688	-	291,688	-
Investment securities	378,133	378,133	165	377,749	219

Federal Reserve and Federal Home Loan Bank stock	11,272	11,272	-	11,272	-
Loans held for sale	42,030	42,030	-	42,030	-
Loans	2,945,158	2,979,180	-	14,249	2,964,931
Bank owned life insurance	39,738	39,738	-	39,738	-
Annuity investment	11,227	11,227	-	11,227	-

Liabilities
Noninterest bearing deposits	849,409	849,409	-	849,409	-
Interest bearing deposits	2,376,005	2,375,861	-	2,375,861	-
Borrowings	119,771	120,764	-	120,764	-

Note 12.  Supplemental Executive Retirement Plan

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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with three insurance carriers totaling $10.7 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The cash surrender value of the annuity contracts was $11.2 million at September 30, 2014 and is included in other assets on the consolidated balance sheet. For the three and nine months ended September 30, 2014, the Company recorded benefit expense accruals of $461 thousand and $1.4 million for this post retirement benefit.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating sixteen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. As of September 30, 2014, the Bank currently has a total of eighteen branch offices, including seven in Montgomery County, Maryland, five in Washington, D.C., and six in Northern Virginia. The consummation of the merger of Virginia Heritage Bank into EagleBank on October 31, 2014 brought the Bank six additional offices in Northern Virginia, one of  which will be sold on November 7, 2014, resulting in a total of twenty three offices.

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

RESULTS OF OPERATIONS

Earnings Summary

On June 9, 2014, the Company and Virginia Heritage Bank (“Virginia Heritage”) announced that they had entered into a definitive agreement pursuant to which Virginia Heritage will be merged into EagleBank, with EagleBank being the surviving institution. The merger is expected to accelerate the Company’s growth in the attractive Northern Virginia market. At September 30, 2014, Virginia Heritage had approximately $951.7 million in assets, $781.8 million in net loans and $742.8 million in deposits. The merger was consummated on October 31, 2014.

Due to the merger with Virginia Heritage, the Company incurred various merger related expenses in 2014, which make it difficult for readers to analyze the Company’s core operating earnings. For comparison purposes, the Company provides parenthetically in the discussion below the operating amounts and ratios which it feels are more useful to the reader.

For the nine months ended September 30, 2014, the Company’s net income was $39.5 million ($40.8 million on an operating basis), a 13% increase (17% on an operating basis) over the $35.0 million for the nine months ended September 30, 2013. Net income available to common shareholders was $39.1 million ($40.3 million on an operating basis) representing $1.50 per basic common share and $1.47 per diluted common share ($1.55 per basic common share and $1.52 per diluted common share on an operating basis), as compared to $34.6 million ($1.35 per basic common share and $1.31 per diluted common share) for the same nine month period in 2013, a 13% increase (17% on an operating basis).

For the three months ended September 30, 2014, the Company’s net income was $14.1 million ($14.8 million operating earnings), a 20% increase (26% on an operating basis) over the $11.8 million net income for the quarter ended September 30, 2013. Net income available to common shareholders for the quarter ended September 30, 2014 increased 20% (26% on an operating basis) to $13.9 million ($14.6 million on an operating basis) as compared to $11.6 million for the same period in 2013. Net income per basic and diluted common share for the three months ended September 30, 2014 was $0.54 and $0.52, respectively, ($0.57 per basic common share and $0.55 per diluted common share on an operating basis), as compared to $0.45 per basic common share and $0.44 per diluted common share for the same period in 2013.

Merger expenses of $1.5 million or $1.3 million net of tax ($0.05 per basic and diluted share) and $885 thousand or $674 thousand net of tax ($0.03 per basic and diluted share) were recorded for the first nine months and in the third quarter of 2014, respectively. Parenthetical references refer to operating earnings, where appropriate. Reconciliations of GAAP earnings to operating earnings are contained under the section “Use of Non-GAAP Financial Measures”.

The increase in net income for the nine months ended September 30, 2014 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 10% over the same period in 2013 and to improved credit quality, including lower net charge-offs, resulting in reduced provision expense. Net interest income growth in the first nine months of 2014 versus 2013 of 19% was due to average earning asset growth of 14% and an increase in the net interest margin of 21 basis points to 4.46%.

For the nine months ended September 30, 2014, the Company reported an annualized return on average assets (“ROAA”) of 1.36% (1.40% on an operating basis) as compared to 1.38% for the nine months ended September 30, 2013, while the annualized return on average common equity (“ROAE”) was 14.33% (14.79% on an operating basis), as compared to 14.79% for the same nine months of 2013.The lower ROAA and ROAE ratios for nine months of 2014 as compared to 2013 was due primarily to a decrease in the level of noninterest income attributable primarily to lower levels of residential mortgage refinancing activity.

For the three months ended September 30, 2014, the Company reported an annualized ROAA of 1.37% (1.44% on an operating basis) as compared to 1.35% for the three months ended September 30, 2013. The annualized ROAE for the quarter ended September 30, 2014 was 14.52% (15.22% on an operating basis), as compared to 14.37% for the three months ended September 30, 2013. The higher ROAA and ROAE ratios for third quarter of 2014 as compared to 2013 were due primarily to a higher net interest margin.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, increased 21 basis points from 4.25% for the nine months ended September 30, 2013 to 4.46% for the nine months ended September 30, 2014. For the first nine months in 2014, the Company has been able to maintain its loan portfolio yields relatively close to 2013 levels (5.40% versus 5.55%) due to disciplined loan pricing practices, and to reduce its cost of funds (0.31% versus 0.38%), while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. Average earning assets yields were higher by 14 basis points (4.77% versus 4.63%). This increase in average earning asset yields compares to a decline of 11 basis points (from 0.58% to 0.47%) in the cost of interest bearing liabilities. A higher mix of average loans as a percentage of total earning assets (from 77% to 83%) and lower average liquidity during the nine months ended September 30, 2014, as compared to the same period in 2013, were the primary contributors to the increase in average earning asset yields in the first nine months of 2014 versus 2013.

The net interest spread increased by 24 basis points for the first nine months in 2014 (4.30% versus 4.06%) as compared to 2013, as the Company has managed its cost of funds aggressively and been extremely disciplined in setting new loan rates. The benefit of noninterest sources funding earning assets declined by 3 basis points from 19 basis points to 16 basis points for the nine months ended September 30, 2014 and 2013, respectively. The combination of a 24 basis point increase in the net interest spread and a 3 basis point decline in the value of noninterest sources resulted in the 21 basis point increase in the net interest margin for the first nine months of 2014 as compared to the same period in 2013.

For the three months ended September 30, 2014, average interest bearing liabilities decreased from 67% to 65% of average earning assets. For the three months ended September 30, 2014 average loan yields declined by 9 basis points from 5.48% to 5.39% and average investment yields decreased by 6 basis points from 2.32% to 2.26%. Additionally, due to an increase in the mix of higher yielding earning assets in the three months ended September 30, 2014, as compared to the same period in 2013, the average rate on earning assets for the three months ended September 30, 2014 increased from 4.66% to 4.78% as compared to the same period in 2013. The cost of interest bearing liabilities for the three months ended September 30, 2014 as compared to 2013 decreased by 3 basis points from 0.53% to 0.50%, resulting in an increase in the net interest spread of 15 basis points from 4.13% for the three months ended September 30, 2013 to 4.28% for the three months ended September 30, 2014. The net interest margin increased 14 basis points from 4.31% for the three months ended September 30, 2013 to 4.45% for the three months ended September 30, 2014. The benefit of noninterest sources funding earning assets decreased from 18 basis points for the three months ended September 30, 2013 to 17 basis points for same period in 2014. The combination of a 15 basis point increase in the net interest spread and 1 basis points decrease in the value of noninterest sources resulted in the 14 basis point increase in the net interest margin.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have increased. This factor has been significant to overall earnings performance over the past twelve months as net interest income (at 91%) represents the most significant component of the Company’s revenues.

In order to fund growth in average loans of 23% over the nine months ended September 30, 2014 as compared to the same period in 2013, as well as sustain significant liquidity, the Company has relied primarily upon core deposit growth, while decreasing the levels of brokered and wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts and noninterest bearing deposits primarily as a result of effectively building new and enhanced client relationships. Average growth of total deposits was 16% for the nine months of 2014 as compared to the same period in 2013.

In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 77% of average earning assets in the first nine months of 2013 to 83% of average earning assets in the first nine months of 2014. The lower growth of average funding sources as compared to loans has reduced average liquidity to the balance sheet for the first nine months of 2014 versus 2013 ($209 million versus $306 million). For the first nine months of 2014, as compared to the same period in 2013, average loans, excluding loans held for sale, increased $579 million, a 23% increase. The increase in average loans in the nine months of 2014 as compared to the first nine months of 2013 is primarily attributable to growth in both construction – commercial and residential and investment commercial real estate loans. As noted above, increases in average deposits in the first nine months of 2014, as compared to the first nine months of 2013, is attributable to growth in money market accounts and noninterest bearing deposits. Average investment securities for the nine month periods ended September 30, 2014 and 2013 amounted to 11% and 10% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 7% of average earning assets in the first nine months of 2014 as compared to 13% for the same period in 2013, respectively.

The provision for credit losses was $7.2 million for the nine months ended September 30, 2014 as compared to $7.1 million for the nine months ended September 30, 2013. The higher provisioning for the nine months ended September 30, 2014 as compared to the same period in 2013 is due to higher loan growth partially offset by lower net charge-offs. For the nine months ended September 30, 2014 net charge-offs totaled $3.1 million (0.13% of average loans) compared to $4.9 million (0.25% of average loans) for the nine months ended September 30, 2013. Net charge-offs for the nine months ended September 30, 2014 were attributable primarily to construction loans ($1.3 million), commercial and industrial loans ($1.2 million) and home equity and other consumer ($557 thousand).

The provision for credit losses was $2.1 million for the three months ended September 30, 2014 as compared to $1.4 million for the three months ended September 30, 2013. The higher provisioning in the third quarter of 2014, as compared to the third quarter of 2013, is also due to higher loan growth partially offset by lower net charge-offs. Net charge-offs of $710 thousand in the third quarter of 2014 represented an annualized 0.09% of average loans, excluding loans held for sale, as compared to $1.3 million or an annualized 0.20% of average loans, excluding loans held for sale, in the third quarter of 2013. Charge-offs in the third quarter of 2014 were attributable primarily to construction loans ($614 thousand) and home equity, residential mortgages and other consumer ($274 thousand) offset by net recoveries totaling $178 thousand in commercial loans.

At September 30, 2014, the allowance for credit losses represented 1.31% of loans outstanding, as compared to 1.39% at December 31, 2013, and 1.42% at September 30, 2013. The decrease in the allowance for credit losses as a percentage of total loans at September 30, 2014, as compared to December 31, 2013, from 1.39% to 1.31%, is due to increased loan growth, and overall improved credit quality in the loan portfolio at September 30, 2014. The allowance for credit losses was 153% of nonperforming loans at September 30, 2014, as compared to 166% at December 31, 2013, and 144% at September 30, 2013.

Total noninterest income for the nine months ended September 30, 2014 decreased to $13.0 million from $20.4 million for the nine months ended September 30, 2013, a 36% decrease. This decrease was primarily due to decline of $7.9 million in gains on the sale of residential mortgage loans due to lower origination and sales volume, and a decrease of $775 thousand in income from sales of SBA loans. This decrease was partially offset by $287 thousand higher income from service charges on deposits and a $499 thousand increase in income from Bank Owned Life Insurance (“BOLI”). There were $10 thousand of investment securities gains recorded for the first nine months of 2014, as compared to $23 thousand of investment securities gains for the first nine months of 2013.

Total noninterest income for the three months ended September 30, 2014 decreased to $4.8 million from $5.2 million for the three months ended September 30, 2013, a 9% decrease. This decrease was primarily due to a decline of $1.2 million in gains on the sale of residential mortgage loans due to substantially lower origination volume. This decrease was partially offset by increases of $112 thousand and $465 thousand, respectively, in income from service charges on deposits and other income. There were no investment securities gains recorded for the third quarter of 2014 and 2013.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, remained favorable at 50.38% (49.33% on an operating basis) for the nine months ended September 30, 2014 as compared to 49.85% for the same period in 2013. Total noninterest expenses for the first nine months of 2014 were $70.4 million ($68.9 million on an operating basis) compared to $63.1 million, a 12% increase (9% on an operating basis). Cost increases for salaries and employee benefits were $6.8 million, due primarily to merit increases, higher benefit costs and incentive compensation and accruals. Premises and equipment expenses were $621 thousand higher, due to costs of additional office space and increases in leasing costs. Legal, accounting and professional fees increased by $287 thousand primarily due to an increase in professional fees, consulting fees and collection costs related to problem loans. The decrease in other expenses of $720 thousand ($2.2 million on an operating basis) was due primarily to a decline in costs related to OREO property and other losses. As a percentage of average assets, total noninterest expense improved to 2.42% (2.37% on an operating basis) for the first nine months of 2014 as compared to 2.48% for the same period in 2013.

Noninterest expenses totaled $25.1 million ($24.3 million on an operating basis) for the three months ended September 30, 2014, as compared to $21.7 million for the three months ended September 30, 2013, a 16% increase (12% increase on an operating basis). Cost increases for salaries and benefits were $2.8 million, due primarily to increased salaries and employee benefits expense and incentive compensation. Premises and equipment expenses were $152 thousand higher, due to costs of additional office space and increases in leasing costs. Data processing expense increased $186 thousand primarily due to increases in network expenses. The increase in other expenses of $394 thousand (a decrease of $491 thousand on an operating basis) was due primarily to $885 thousand of merger expenses. As a percentage of average assets, total noninterest expense (annualized) improved to 2.45% (2.36% on an operating basis) for the third quarter of 2014 as compared to 2.48% for the same period in 2013. The efficiency ratio improved to 50.90% (49.11% on an operating basis) for the third quarter of 2014, as compared to 51.68% for the third quarter of 2013.

The ratio of common equity to total assets decreased from 9.29% at September 30, 2013 to 9.26% at September 30, 2014 due to an increase in total assets for the last twelve months. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first nine months of 2014, net interest income increased 19% over the same period for 2013. Average loans increased $579.2 million and average deposits increased by $468.7 million. The net interest margin was 4.46% for the nine months of 2014, as compared to 4.25% for the nine months of 2013. The Company has been able to maintain its loan yields in 2014 close to 2013 levels due to loan pricing practices, and has been able to reduce its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and expand client relationships. The Company believes its net interest margin remains favorable compared to peer banking companies.

Net interest income increased 22% for the three months ended September 30, 2014 over the same period for 2013. Average loans increased $649.3 million and average deposits increased by $530.5 million. For the three months ended September 30, 2014 the net interest margin was 4.45% as compared to 4.31% for the three months ended September 30, 2013.

The tables below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three and nine months ended September 30, 2014 and 2013. Included in the tables are a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$209,997	$125	0.24%	$289,514	$182	0.25%
Loans held for sale (1)	45,069	457	4.06%	63,579	590	3.71%
Loans (1) (2)	3,317,731	45,045	5.39%	2,668,429	36,867	5.48%
Investment securities available for sale (2)	395,528	2,255	2.26%	355,491	2,082	2.32%
Federal funds sold	9,534	4	0.17%	6,534	3	0.18%
Total interest earning assets	3,977,859	47,886	4.78%	3,383,547	39,724	4.66%

Total noninterest earning assets	137,024			123,385
Less: allowance for credit losses	43,969			39,739
Total noninterest earning assets	93,055			83,646
TOTAL ASSETS	$4,070,914			$3,467,193

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$116,315	$35	0.12%	$102,153	$74	0.29%
Savings and money market	1,945,816	1,575	0.32%	1,571,804	1,453	0.37%
Time deposits	372,695	579	0.62%	454,134	1,017	0.89%
Total interest bearing deposits	2,434,826	2,189	0.36%	2,128,091	2,544	0.47%
Customer repurchase agreements	69,579	38	0.21%	97,290	64	0.26%
Long-term borrowings	82,670	1,024	4.85%	39,300	413	4.11%
Total interest bearing liabilities	2,587,075	3,251	0.50%	2,264,681	3,021	0.53%

Noninterest bearing liabilities:
Noninterest bearing demand	1,035,405			811,614
Other liabilities	11,064			13,652
Total noninterest bearing liabilities	1,046,469			825,266

Shareholders’ equity	437,370			377,246
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,070,914			$3,467,193

Net interest income		$44,635			$36,703
Net interest spread			4.28%			4.13%
Net interest margin			4.45%			4.31%

(1)

Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.1 million and $1.9 million for the three months ended September 30, 2014 and 2013, respectively.

(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$209,332	$379	0.24%	$305,906	$564	0.25%
Loans held for sale (1)	31,571	957	4.04%	111,188	2,858	3.43%
Loans (1) (2)	3,148,943	127,224	5.40%	2,569,721	106,621	5.55%
Investment securities available for sale (2)	398,298	6,911	2.32%	337,349	5,589	2.22%
Federal funds sold	8,867	11	0.17%	7,521	10	0.18%
Total interest earning assets	3,797,011	135,482	4.77%	3,331,685	115,642	4.63%

Total noninterest earning assets	135,526			99,956
Less: allowance for credit losses	42,628			38,912
Total noninterest earning assets	92,898			61,044
TOTAL ASSETS	$3,889,909			$3,392,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$115,561	$135	0.16%	$103,526	$226	0.29%
Savings and money market	1,895,602	4,583	0.32%	1,481,309	4,294	0.39%
Time deposits	399,994	2,207	0.74%	492,609	3,602	0.98%
Total interest bearing deposits	2,411,157	6,925	0.38%	2,077,444	8,122	0.52%
Customer repurchase agreements	63,768	107	0.22%	97,088	197	0.27%
Other short-term borrowings	-	-	-	31	-	-
Long-term borrowings	53,915	1,788	4.37%	39,300	1,247	4.18%
Total interest bearing liabilities	2,528,840	8,820	0.47%	2,213,863	6,545	0.58%

Noninterest bearing liabilities:
Noninterest bearing demand	929,115			794,173
Other liabilities	10,663			15,494
Total noninterest bearing liabilities	939,778			809,667

Shareholders’ equity	421,291			369,199
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,889,909			$3,392,729

Net interest income		$126,662			$106,076
Net interest spread			4.30%			4.06%
Net interest margin			4.46%			4.25%

(1)

Loans placed on onaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $8.4 million and $5.6 million for the nine months ended September 30, 2014 and 2013, respectively.

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

During the first nine months of 2014, the allowance for credit losses increased $4.0 million, reflecting $7.2 million in provision for credit losses and $3.1 million in net charge-offs during the period. The provision for credit losses was $7.2 million for the nine months ended September 30, 2014 as compared to $7.1 million for the nine months ended September 30, 2013. At September 30, 2014, the allowance for credit losses represented 1.31% of loans outstanding, compared to 1.39% at December 31, 2013 and 1.42% at September 30, 2013. The higher provisioning in the first nine months of 2014, as compared to the first nine months of 2013, is due to a combination of higher loan growth and lower net charge-offs. Net charge-offs of $3.1 million represented 0.13% of average loans, excluding loans held for sale, in the first nine months of 2014, as compared to $4.9 million or 0.25% of average loans, excluding loans held for sale, for the same period of 2013.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended
	September 30,
(dollars in thousands)	2014	2013
Balance at beginning of year	$40,921	$37,492
Charge-offs:
Commercial	1,968	3,380
Investment - commercial real estate	22	227
Owner occupied - commercial real estate	35	-
Real estate mortgage - residential	138	-
Construction - commercial and residential	1,426	2,010
Construction - C&I (owner occupied)	-	-
Home equity	379	54
Other consumer	84	63
Total charge-offs	4,052	5,734

Recoveries:
Commercial	802	139
Investment - commercial real estate	4	-
Owner occupied - commercial real estate	7	-
Real estate mortgage - residential	-	-
Construction - commercial and residential	77	681
Construction - C&I (owner occupied)	-	-
Home equity	8	9
Other consumer	8	6
Total recoveries	906	835
Net charge-offs	3,146	4,899

Additions charged to operations	7,179	7,094

Balance at end of period	$44,954	$39,687

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.13%	0.25%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2014		December 31, 2013		September 30, 2013
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$13,173	23%	$9,780	24%	$11,646	25%
Investment - commercial real estate	11,201	41%	10,359	38%	9,856	37%
Owner occupied - commercial real estate	3,315	10%	3,899	11%	2,987	12%
Real estate mortgage - residential	980	4%	944	3%	610	3%
Construction - commercial and residential	13,731	18%	13,422	19%	11,662	18%
Construction - C&I (owner occupied)	905	1%	512	1%	818	1%
Home equity	1,362	3%	1,871	4%	1,745	4%
Other consumer	287	-	134	-	363	-
Unallocated	-	-	-	-	-	-
Total loans	$44,954	100%	$40,921	100%	$39,687	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings (“TDRs”) and other real estate owned, totaled $38.0 million at September 30, 2014, representing 0.91% of total assets, as compared to $33.9 million of nonperforming assets, or 0.90% of total assets, at December 31, 2013 and $38.8 million of nonperforming assets, or 1.11% of total assets, at September 30, 2013. The Company had no accruing loans 90 days or more past due at September 30, 2014, December 31, 2013 or September 30, 2013. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.31% of total loans at September 30, 2014, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had five TDRs totaling $10.9 million at September 30, 2014, of which three loans totaling approximately $7.9 million were performing TDRs and two nonperforming TDR totaling $3.0 million. During the nine months of 2014, there was one default totaling approximately $2.1 million on a restructured loan, as compared to the first nine months of 2013, which had three defaults totaling approximately $6.1 million on restructured loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. There was one nonperforming TDR totaling $2.1 million reclassified to nonperforming loans during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, five nonperforming TDRs totaling $8.3 million were removed from TDR status after the loans migrated from nonperforming loans. Two nonperforming TDRs totaling $6.1 million were sold during the second quarter, an owner occupied loan totaling $4.1 million and a commercial loan totaling $2.0 million. One nonperforming TDR totaling approximately $2.0 million was reclassified to OREO after the Company took possession of the underlying collateral. The Company was paid off on another TDR totaling $217 thousand. Finally, one TDR totaling $95 thousand was charged-off. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There was one loan modified in a TDR during the three and nine months ended September 30, 2014. There were no loans modified in a TDR during the three and nine months ended September 30, 2013.

Total nonperforming loans amounted to $29.3 million at September 30, 2014 (0.85% of total loans), compared to $24.7 million at December 31, 2013 (0.84% of total loans) and $27.5 million at September 30, 2013 (0.98% of total loans). The decrease in the ratio of nonperforming loans to total loans at September 30, 2014 as compared to September 30, 2013 was due to the level of nonperforming loans and portfolio delinquencies, and loan growth.

Included in nonperforming assets at September 30, 2014 were $8.6 million of OREO, consisting of seven foreclosed properties. The Company had seven foreclosed properties with a net carrying value of $9.2 million at December 31, 2013 and eight foreclosed properties with a net carrying value of $11.3 million at September 30, 2013. OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first nine months of 2014, two foreclosed property with a net carrying value of $286 thousand were sold for a net loss of $138 thousand. The decrease in OREO at September 30, 2014, is due to the sale of two OREO property and additional write downs totaling $589 thousand.

The following table shows the amounts of nonperforming assets at the dates indicated.

	September 30,		December 31,
(dollars in thousands)	2014	2013	2013
Nonaccrual Loans:
Commercial	$15,431	$7,607	$6,779
Investment - commercial real estate	2,553	3,081	2,525
Owner occupied - commercial real estate	3,502	6,426	5,452
Real estate mortgage - residential	350	895	887
Construction - commercial and residential	6,919	8,981	8,366
Construction - C&I (owner occupied)	-	-	-
Home equity	588	511	623
Other consumer	-	45	70
Accrual loans-past due 90 days	-	-	-
Total nonperforming loans (1)	29,343	27,546	24,702
Other real estate owned	8,623	11,285	9,225
Total nonperforming assets	$37,966	$38,831	$33,927

Coverage ratio, allowance for credit losses to total nonperforming loans	153.20%	144.08%	165.66%
Ratio of nonperforming loans to total loans	0.85%	0.98%	0.84%
Ratio of nonperforming assets to total assets	0.91%	1.11%	0.90%

(1)

Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There were no loans that migrated from performing troubled debt restructuring during the nine months ended September 30, 2014, as compared to three loans totaling $6.1 million for both the nine months ended September 30, 2013, and the year ended December 31, 2013.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At September 30, 2014, there were $15.6 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $15.6 million in potential problem loans at September 30, 2014 compared to $10.7 million at December 31, 2013, and $16.4 million at September 30, 2013.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, income from BOLI and other income.

Total noninterest income for the nine months ended September 30, 2014 decreased to $13.0 million from $20.4 million for the nine months ended September 30, 2013, a 36% decrease. This decrease was primarily due to decline of $7.9 million in gains on the sale of residential mortgage loans due to lower origination and sales volume, and a decrease of $775 thousand in income from sales of SBA loans. This decrease was partially offset by $287 thousand higher income from service charges on deposits and a $499 thousand increase in income from Bank Owned Life Insurance. There were $10 thousand of investment securities gains recorded for the first nine months of 2014, as compared to $23 thousand of investment securities gains for the first nine months of 2013.

Total noninterest income for the three months ended September 30, 2014 decreased to $4.8 million from $5.2 million for the three months ended September 30, 2013, a 9% decrease. This decrease was primarily due to a decline of $1.2 million in gains on the sale of residential mortgage loans due to substantially lower origination volume. This decrease was partially offset by increases of $112 thousand and $465 thousand, respectively, in income from service charges on deposits and other income. There were no investment securities gains recorded for the third quarter of 2014 and 2013.

For the nine months ended September 30, 2014, service charges on deposit accounts increased by $287 thousand to $3.6 million from $3.4 million in the same period in 2013, an increase of 9%. For the three months ended September 30, 2014, service charges on deposit accounts increased $112 thousand, an increase of 10% from the same three month period in 2013. The increase for the nine and three month periods was primarily related to growth in the number of accounts.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of these mortgage loans yielded gains of $3.6 million for the nine months ended September 30, 2014 compared to $11.4 million in the same period in 2013, as refinancing activity declined beginning in the third quarter of 2013 due to increases in interest rates. For the three months ended September 30, 2014 and 2013 gains on the sales of residential mortgages were $1.3 million and $2.5 million, respectively. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the nine months ended September 30, 2014. The reserve amounted to $110 thousand at September 30, 2014 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its current practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $1.1 million and $504 thousand for the nine and three months ended September 30, 2014 compared to $1.9 million and $453 thousand for the same nine and three month periods in 2013. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Other income totaled $3.8 million for the nine months ended September 30, 2014 as compared to $3.3 million for the same period in 2013, an increase of 16%. ATM fees increased from $791 thousand for the nine months ended September 30, 2013 to $870 thousand for the same period in 2014, a 10% increase. SBA servicing fees increased from $19 thousand for the nine months ended September 30, 2013 to $185 thousand for the same period in 2014, an 895% increase. Noninterest loan fees increased from $1.7 million for the nine months ended September 30, 2013 to $1.9 million for the same period in 2014, a 12% increase. Other noninterest fee income was $807 thousand for the nine months ended September 30, 2014 compared to $742 thousand for the same period in 2013, a 9% increase.

Other income totaled $1.4 million for the three months ended September 30, 2014 as compared to $952 thousand for the same period in 2013, an increase of 49%. ATM fees increased from $278 thousand for the three months ended September 30, 2013 to $307 thousand for the same period in 2014, a 10% increase. SBA servicing fees increased from $7 thousand for the three months ended September 30, 2013 to $52 thousand for the three months ended September 30, 2014, an increase of 627%. Noninterest loan fees increased from $464 thousand for the three months ended September 30, 2013 to $577 thousand for the same period in 2014, a 25% increase. Other noninterest fee income increased from $204 thousand for the three months ended September 30, 2013 to $481 thousand for the same period in 2014, a 136% increase.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expenses for the first nine months of 2014 were $70.4 million ($68.9 million on an operating basis) compared to $63.1 million, a 12% increase (9% on an operating basis). Total noninterest expenses totaled $25.1 million ($24.3 million on an operating basis) for the three months ended September 30, 2014, as compared to $21.7 million for the three months ended September 30, 2013, a 16% increase (12% increase on an operating basis).

Salaries and employee benefits were $41.6 million for the nine months ended September 30, 2014, as compared to $34.7 million for 2013, a 20% increase. Salaries and employee benefits were $14.9 million for the three months ended September 30, 2014, as compared to $12.2 million for 2013, a 23% increase. Cost increases for salaries and benefits for both the nine and three month periods were primarily due to merit increases, higher benefit costs and incentive and discretionary bonuses. At September 30, 2014, the Company’s full time equivalent staff numbered 389, as compared to 386 at December 31, 2013 and 383 at September 30, 2013.

Premises and equipment expenses amounted to $9.6 million for the nine months ended September 30, 2014 as compared to $8.9 million for the same period in 2013, a 7% increase. Premises and equipment expenses amounted to $3.4 million for the three months ended September 30, 2014 as compared to $3.2 million for the same period in 2013, a 5% increase. For both the nine and three month periods premises and equipment expenses were higher due to costs of additional office space and increases in leasing costs. Additionally, for the nine and three months ended September 30, 2014, the Company recognized $84 thousand and $26 thousand of sublease revenue as compared to $37 thousand and $8 thousand for the same periods in 2013. The sublease revenue is a direct offset to premises and equipment expenses.

Marketing and advertising expenses increased from $1.2 million for the nine months ended September 30, 2013 to $1.4 million for the same period in 2014, a 22% increase. Marketing and advertising expenses increased from $426 thousand for the three months ended September 30, 2013 to $544 thousand for the same period in 2014, a 28% increase.  The primary reason for the increase in both the nine and three month periods were due to more expansive third party marketing support from a new full-service marketing agency.  The scope of the services has also expanded to include the redesign of the Bank’s website and various social media platforms.

Data processing expenses increased from $4.5 million for the nine months ended September 30, 2013 to $4.6 million in the same period in 2014, a 3% increase. Data processing expenses increased from $1.4 million for the three months ended September 30, 2013 to $1.6 million in the same period in 2014, a 13% increase. The increase in expenses for both the nine and three month periods was due to infrastructure enhancements and expanded customer transaction expenses.

Legal, accounting and professional fees increased from $2.2 million for the nine months ended September 30, 2013 to $2.5 million in the same period in 2014, a 13% increase. Legal, accounting and professional fees decreased from $864 thousand for the three months ended September 30, 2013 to $740 thousand in the same period in 2014, a 14% decrease. The increase in expense for the nine months ended September 30, 2014 was primarily due to increases in professional and consulting fees and collection costs related to problem loans. The decrease in expense for the three month period ended September 30, 2014 was primarily due to a decrease in legal and professional fees.

FDIC insurance premiums were $1.7 million for the nine months ended September 30, 2014, as compared to $1.8 million in 2013, a 6% decrease. FDIC insurance premiums were $573 thousand for the three months ended September 30, 2014, as compared to $584 thousand in 2013, a 2% decrease. The decrease for both the nine and three month periods was due to higher estimated costs for 2013 based on projected growth in average assets during the nine and three month periods, which is a principal factor in the calculation of the amount of insurance premiums.

For the nine months ended September 30, 2014, other expenses amounted to $9.0 million as compared to $9.8 million for the same period in 2013, a decrease of 7% (22% on an operating basis). For the three months ended September 30, 2014, other expenses amounted to $3.4 million as compared to $3.0 million for the same period in 2013, an increase of 13% (a decrease of 16% on an operating basis). The major components of cost in this category include merger expenses, insurance expenses, director fees and expenses for the operations of OREO property. The decrease for the nine month period ended September 30, 2014 compared to the same period in 2013, was primarily due to decreases of $2.1 million in other losses and $1.3 million in expenses for the operation of OREO property offset by an increase of $1.5 million of merger expenses. The increase for the three month period ended September 30, 2014 compared to the same period in 2013 was primarily due to an increase of $885 thousand of merger expenses and $222 thousand of other expenses offset by decreases of $617 thousand in expenses for the operations of OREO properties and $248 thousand of other losses.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, remained favorable at 50.38% (49.33% on an operating basis) for the first nine months of 2014 as compared to 49.85% for the same period in 2013. As a percentage of average assets, total noninterest expense (annualized) improved to 2.42% (2.37% on an operating basis) for the first nine months of 2014 as compared to 2.48% for the same period in 2013. For the third quarter of 2014 the efficiency ratio improved to 50.90% (49.11% on an operating basis) as compared to 51.68% for the third quarter of 2013. As a percentage of average assets, total noninterest expense (annualized) improved to 2.45% (2.36% on an operating basis) for the third quarter of 2014 as compared to 2.48% for the same period in 2013.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) decreased to 36.4% for the nine months ended September 30, 2014 as compared to 37.9% for the same period in 2013. For the third quarter of 2014 the effective tax rate was 36.4% compared to 37.8% for the same period in 2013. The lower effective tax rate for the nine and three month periods ended September 30, 2014 relates to a higher level of tax exempt income.

FINANCIAL CONDITION

Summary

At September 30, 2014, total assets were $4.17 billion, compared to $3.50 billion at September 30, 2013, a 19% increase, and $3.77 billion at December 31, 2013, an 11% increase. Total loans (excluding loans held for sale) were $3.43 billion at September 30, 2014 compared to $2.80 billion at September 30, 2013, a 23% increase, and $2.95 billion at December 31, 2013, a 17% increase. Total deposits were $3.53 billion at September 30, 2014, compared to deposits of $2.98 billion at September 30, 2013, an 18% increase and $3.23 billion at December 31, 2013, a 10% increase. Loans held for sale amounted to $41.3 million at September 30, 2014 as compared to $39.2 million at September 30, 2013, a 5% increase, and $42.0 million at December 31, 2013, a 2% decline.

The investment portfolio totaled $382.5 million at September 30, 2014, a 7% increase from the $355.8 million balance at September 30, 2013. As compared to December 31, 2013, the investment portfolio at September 30, 2014 increased by $4.3 million, a 1% increase. Total borrowed funds (excluding customer repurchase agreements) were $109.3 million at September 30, 2014 as compared to $39.3 million at September 30, 2013 and December 31, 2013 respectively, an increase of 178%. The increase in borrowed funds reflects the issuance of $70.0 million of subordinated notes sold in August 2014. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below and note 7 of Notes to Consolidated Financials Statements.

Total shareholders’ equity increased to $442.6 million at September 30, 2014, compared to $382.1 million and $393.9 million at September 30, 2013 and December 31, 2013, respectively, primarily reflecting growth in retained earnings. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 14.48% at September 30, 2014, as compared to a total risk based capital ratio of 13.12% at September 30, 2013 and 13.01% at December 31, 2013. In addition, the tangible common equity ratio (tangible common equity to tangible assets) was 9.19% at September 30, 2014, compared to 9.19% at September 30, 2013 and 8.86% at December 31, 2013.

Loans, net of amortized deferred fees and costs, at September 30, 2014, December 31, 2013 and September 30, 2013 by major category are summarized below.

	September 30, 2014		December 31, 2013		September 30, 2013
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$798,489	23%	$694,350	24%	$682,413	25%
Investment - commercial real estate	1,382,839	41%	1,119,800	38%	1,039,775	37%
Owner occupied - commercial real estate	337,422	10%	317,491	11%	334,078	12%
Real estate mortgage - residential	126,263	4%	90,418	3%	79,061	3%
Construction - commercial and residential	634,736	18%	574,167	19%	507,653	18%
Construction - C&I (owner occupied)	41,846	1%	34,659	1%	35,612	1%
Home equity	107,291	3%	110,242	4%	108,889	4%
Other consumer	3,662	-	4,031	-	9,359	-
Total loans	3,432,548	100%	2,945,158	100%	2,796,840	100%
Less: Allowance for Credit Losses	(44,954)		(40,921)		(39,687)
Net loans	$3,387,594		$2,904,237		$2,757,153

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

Loans outstanding reached $3.43 billion at September 30, 2014, an increase of $487.4 million or 17% as compared to $2.95 billion at December 31, 2013, and increased $635.7 million or 23% as compared to $2.80 billion at September 30, 2013. Competition for quality loans remains significant in the market. The loan growth in the nine months of 2014 was predominantly in the commercial segments of the portfolio. Commercial real estate in the Bank’s market area has remained solid, with values generally stable to increasing. Well located multi-family properties in a number of sub-markets within the Bank’s market area are experiencing stable to increasing occupancy rates. Construction loans increased year over year as demand for new construction loans has increased, and the Bank is selectively evaluating projects.

Owner occupied commercial real estate and owner occupied commercial real estate construction represent 11% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 70% consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate is excluded, the percentage of total loans represented by commercial real estate decreases to 59%. Real estate also serves as collateral for loans made for other purposes, resulting in 81.5% of loans being secured by real estate.

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

For the nine months ended September 30, 2014, noninterest bearing deposits increased $207.2 million as compared to December 31, 2013, while interest bearing deposits increased by $101.3 million during the same period. Average total deposits for the nine months of 2014 were $3.34 billion, as compared to $2.87 billion for the same period in 2013, a 16% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits. At September 30, 2014, total deposits included $365.4 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 10% of total deposits. At December 31, 2013, total deposits (excluding the CDARS and ICS two-way) included $418.1 million of brokered deposits, which represented 13% of total deposits. The CDARS and ICS two-way component represented $316.9 million, or 9% of total deposits and $318.0 million or 10% of total deposits at September 30, 2014 and December 31, 2013, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At September 30, 2014, the Company had $1.06 billion in noninterest bearing demand deposits, representing 30% of total deposits, compared to $849.4 million of noninterest bearing demand deposits at December 31, 2013 or 26% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $59.0 million at September 30, 2014 compared to $80.5 million at December 31, 2013. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at September 30, 2014 and December 31, 2013. The Bank had $30.0 million of borrowings outstanding under its credit facility from the FHLB at September 30, 2014 and December 31, 2013. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential and commercial mortgage and home equity loan portfolios.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at September 30, 2014 or December 31, 2013. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company has issued an aggregate of $9.3 million of subordinated notes, due 2021. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

On August 5, 2014, the Company completed the sale of $70.0 million of subordinated notes, due September 1, 2024. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $50 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at September 30, 2014. Additionally, the Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at September 30, 2014, and can obtain unsecured funds under one-way CDARS brokered deposits in the amount of $622.6 million, against which there was $447 thousand outstanding at September 30, 2014. The Bank has a commitment at September 30, 2014 from the Promontory Interfinancial Network to place up to $300.0 million of brokered deposits from its Insured Network Deposit (“IND”) program with the Bank in amounts requested by the Bank, as compared to an actual balance of $155.7 million at September 30, 2014. At September 30, 2014, the Bank was also eligible to make advances from the FHLB up to $484.1 million based on collateral at the FHLB, of which $30.0 million was outstanding at September 30, 2014. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $410.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At September 30, 2014, under the Bank’s liquidity formula, it had $1.9 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at September 30, 2014 are as follows:

(dollars in thousands)
Unfunded loan commitments	$1,367,042
Unfunded lines of credit	92,607
Letters of credit	67,865
Total	$1,527,514

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

During the quarter ended September 30, 2014, as compared to the same three months in 2013, the Company was able to both increase its net interest income (by 22%), its net interest spread (from 4.13% to 4.28%) and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels and has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has very limited call risk in its U.S. agency investment portfolio. During the three months ended September 30, 2014, average investment portfolio balances increased as compared to balances at September 30, 2013, as cash flow from significant declines in interest bearing deposits and loans held for sale have been deployed into a combination of higher yielding loans, and higher average investments. Cash flows from mortgage backed securities were reinvested primarily into a combination of structured mortgage backed securities and additional investments have been made in well structured collateralized mortgage obligations and high quality municipal bonds. The percentage mix of municipal securities increased to 29% of total investments at September 30, 2014 from 26% at September 30, 2013, as the relative value of these type investments seemed attractive and was also compatible with the Company’s goal of reducing its income tax liability. The portion of the portfolio invested in mortgage backed securities declined to 60% at September 30, 2014 from 61% at September 30, 2013, and the portion of the portfolio represented in U.S. Government agency investments declined to 10% at September 30, 2014 from 12% at September 30, 2013. The duration of the investment portfolio decreased to 4.1 years at September 30, 2014 from 4.5 years at September 30, 2013.

In the loan portfolio, the re-pricing duration was unchanged at 26 months at September 30, 2014, and 2013, with fixed rate loans amounting to 42% of total loans at September 30, 2014 compared to 44% of total loans at September 30, 2013. Variable and adjustable rate loans comprised 58% of total loans at September 30, 2014, compared to 56% of total loans at September 30, 2013. Variable rate loans are generally indexed to either the Wall Street Journal prime interest rate, or the one month LIBOR interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, the duration of the portfolio was 34 months at September 30, 2014, as compared to 35 months at September 30, 2013. The change since September 30, 2013 was due substantially to a change in the mix of non-maturing deposits from money market accounts to demand deposit accounts. The growth of core deposits, which enhances franchise value and provides a stable funding source, resulted in higher average liquidity in 2014 as compared to 2013. The Company experienced core deposit growth of $357 million and $384 million for the twelve months ended June 30, 2014 and December 31, 2013, respectively.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, together with loans floors existing in 52% of total loans (at September 30, 2014), has resulted in more stable loan portfolio yields over the past twelve months, as average loan yields have declined by just 9 basis points (from 5.48% to 5.39%) for the three months ended September 30, 2014 as compared to the same period in 2013. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before income tax on the investment portfolio was $2.5 million at September 30, 2014 as compared to a net unrealized loss before tax of $5.5 million at December 31, 2013, with $10 thousand of realized net gains recorded during the nine months ended September 30, 2014. The higher net unrealized gain on the investment portfolio at September 30, 2014 as compared to September 30, 2013 was due primarily to lower interest rates around the 7 to 10 year part of the yield curve, which increased the fair market value of the portfolio, primarily municipal securities, at September 30, 2014. At September 30, 2014, the unrealized gain position represented just 0.7% of the portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from September 30, 2014. In addition to, analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at September 30, 2014, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at September 30, 2014 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at September 30, 2014 is 4.1 years, the loan portfolio 2.2 years; the interest bearing deposit portfolio 2.8 years and the borrowed funds portfolio 3.6 years.

The following table reflects the result of simulation analysis on the September 30, 2014 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+2.6%	+1.8%	-10.2%
+300	+0.8%	-1.3%	-8.3%
+200	-1.3%	-4.9%	-6.5%
+100	-2.2%	-6.4%	-4.1%
0	-	-	-
-100	-2.7%	-5.1%	-5.1%
-200	-5.3%	-10.2%	-10.2%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at September 30, 2014 are not considered to be excessive. The negative impact of -2.2% in net interest income and -6.4% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio and to a lower level of expected residential mortgage sales activity.

In the third quarter of 2014, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the lower level of asset liquidity at September 30, 2014 as compared to December 31, 2013, the interest rate risk position at September 30, 2014 was similar to the interest rate risk position at December 31, 2013. As compared to December 31, 2013, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale declined by $97.7 million at September 30, 2014.

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

During the third quarter of 2014, average market interest rates decreased as compared to the third quarter of 2013 and the yield curve steepened.

As compared to the third quarter of 2013, the average two-year U.S. Treasury rate increased by 52 basis points from 0.26% to 0.78%, the average five year U.S. Treasury rate increased by 170 basis points from 0.90% to 2.60% and the average ten year U.S. Treasury rate increased by 250 basis points from 1.97% to 4.47%. In that environment, the Company was able to increase its net interest spread for the third quarter of 2014 at 4.28% compared to 4.13% for the third quarter of 2013, largely by changing the mix of earning assets as earlier noted. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2013’s third quarter has been consistent with its risk analysis at December 31, 2013.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 90% of the Company’s revenue for the third quarter of 2014, as compared to 87% of the Company’s revenue for the third quarter of 2013.

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

At September 30, 2014, the Company had a positive GAP position of approximately $288.9 million or 6.9% of total assets out to three months and a positive cumulative GAP position of $305.1 million or 7.3% of total assets out to 12 months; as compared to a positive GAP position of approximately $374.2 million or 9.9% of total assets out to three months and a positive cumulative GAP position of approximately $340.1 million or 9.0% out to 12 months at December 31, 2013. The change in the positive GAP position at September 30, 2014, as compared to December 31, 2013, was due substantially to the lower amount of asset liquidity on the balance sheet. The change in the GAP position at September 30, 2014 as compared to December 31, 2013 is not judged material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO.

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

GAP Analysis
September 30, 2014
(dollars in thousands)
Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$24,122	$37,508	$88,776	$97,342	$145,377	$393,125
Loans (1)(2)	1,705,705	252,582	778,637	609,346	127,532	3,473,802
Fed funds and other short-term investments	200,436	-	-	-	-	200,436
Other earning assets	51,667		-	-	-	51,667
Total	$1,981,930	$290,090	$867,413	$706,688	$272,909	$4,119,030	$50,151	$4,169,181

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$47,423	$128,772	$342,972	$342,971	$194,421	$1,056,559
Interest bearing transaction	113,321	-	24,282	24,283	-	161,886
Savings and money market	1,359,865	-	292,364	292,364	-	1,944,593
Time deposits	113,449	145,129	100,949	11,285	-	370,812
Customer repurchase agreements	58,957	-	-	-	-	58,957
Other borrowings	-	-	9,300	30,000	70,000	109,300
Total	$1,693,015	$273,901	$769,867	$700,903	$264,421	$3,702,107	$24,460	$3,726,567
GAP	$288,915	$16,189	$97,546	$5,785	$8,488	$416,923
Cumulative GAP	$288,915	$305,104	$402,650	$408,435	$416,923

Cumulative gap as percent of total assets	6.93%	7.32%	9.66%	9.80%	10.00%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At September 30, 2014 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 432% of total risk based capital. Construction, land and land development loans represent 137% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2015. There were no amounts outstanding under this credit facility at September 30, 2014 or December 31, 2013.

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

On August 5, 2014, the Company completed the sale of $70.0 million of its noncallable 5.75% subordinated notes, due September 1, 2024. (the “Notes”). The Notes were offered to the public at par. The Company plans to use the proceeds of the offering to pay the cash portion of the merger consideration in its previously announced acquisition of Virginia Heritage Bank, and for general corporate purposes, including but not limited to contribution of capital to its subsidiaries, including EagleBank. The notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the currently applicable capital regulations as well as the newly adopted Basel III capital requirements.

The actual capital amounts and ratios for the Company and Bank as of September 30, 2014, December 31, 2013 and September 30, 2013 are presented in the table below.

					For Capital	To Be Well
	Company		Bank		Adequacy	Capitalized Under
	Actual		Actual		Purposes	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Ratio	Provision Ratio *
As of September 30, 2014
Total capital (to risk weighted assets)	$559,205	14.48%	$452,181	11.76%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	434,876	11.26%	407,329	10.60%	4.0%	6.0%
Tier 1 capital (to average assets)	434,876	10.70%	407,329	10.07%	3.0%	5.0%

As of December 31, 2013
Total capital (to risk weighted assets)	$440,332	13.01%	$403,910	12.00%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	390,111	11.53%	363,166	10.79%	4.0%	6.0%
Tier 1 capital (to average assets)	390,111	10.93%	363,166	10.22%	3.0%	5.0%

As of September 30, 2013
Total capital (to risk weighted assets)	$425,968	13.12%	$390,245	12.09%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	376,871	11.61%	350,624	10.86%	4.0%	6.0%
Tier 1 capital (to average assets)	376,871	10.89%	350,624	10.18%	3.0%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At September 30, 2014 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2014	December 31, 2013	September 30, 2013
Common shareholders' equity	$386,014	$337,263	$325,500
Less: Intangible assets	(3,321)	(3,510)	(3,597)
Tangible common equity	$382,693	$333,753	$321,903

Book value per common share	$14.83	$13.03	$12.62
Less: Intangible book value per common share	(0.12)	(0.14)	(0.14)
Tangible book value per common share	$14.71	$12.89	$12.48

Total assets	$4,169,181	$3,771,503	$3,504,928
Less: Intangible assets	(3,321)	(3,510)	(3,597)
Tangible assets	$4,165,860	$3,767,993	$3,501,331
Tangible common equity ratio	9.19%	8.86%	9.19%

Earnings include the effect of $1.5 million ($1.3 million net of tax) and $885 thousand ($674 thousand net of tax) of merger related expenses for the nine and three months ended September 30, 2014. As the magnitude of the merger expenses distorts the operational results of the Company, we present in the GAAP reconciliation below and certain performance ratios excluding the effect of the merger expenses during the nine and three months periods ended September 30, 2014. We believe this information is important to enable shareholders and other interested parties to assess the core operational performance of the Company.

GAAP Reconciliation (Unaudited)

(dollars in thousands except per share data)

	Nine Months Ended	Three Months Ended
	September 30, 2014	September 30, 2014
Net income	$39,531	$14,088
Adjustments to net income
Merger-related expenses, net of tax	1,250	674
Operating net income	$40,781	$14,762

Net income available to common shareholders	$39,097	$13,937
Adjustments to net income available to common shareholders
Merger-related expenses, net of tax	1,250	674
Operating earnings	$40,347	$14,611

Earnings per weighted average common share, basic	$1.50	$0.54
Adjustments to earnings per weighted average common share, basic
Merger-related expenses, net of tax	0.05	0.03
Operating earnings per weighted average common share, basic	$1.55	$0.57

Earnings per weighted average common share, diluted	$1.47	$0.52
Adjustments to earnings per weighted average common share, diluted
Merger-related expenses, net of tax	0.05	0.03
Operating earnings per weighted average common share, diluted	$1.52	$0.55

Summary Operating Results:
Noninterest expense	$70,376	$25,143
Merger-related expenses	1,460	885
Adjusted noninterest expense	$68,916	$24,258

Adjusted efficiency ratio	49.33%	49.11%

Adjusted noninterest expense as a % of average assets	2.37%	2.36%

Return on average assets
Net income	$39,531	$14,088
Adjustments to net income
Merger-related expenses, net of tax	1,250	674
Operating net income	$40,781	$14,762

Adjusted return on average assets	1.40%	1.44%

Return on average common equity
Net income available to common shareholders	$39,097	$13,937
Adjustments to net income available to common shareholders
Merger-related expenses, net of tax	1,250	674
Operating earnings	$40,347	$14,611

Adjusted return on average common equity	14.79%	15.22%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A – Risk Factors

There have been no material changes as of September 30, 2014 in the risk factors from those disclosed in the Company’s Annual Report on From 10-K for the year ended December 31, 2013.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization, dated June 9, 2014, among the Company, the Bank and Virginia Heritage Bank (1)
3.1	Certificate of Incorporation of the Company, as amended (2)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (3)
3.3	Bylaws of the Company (4)
3.4	Articles Supplementary to the Articles of Incorporation for the Series C Preferred Stock (5)
4.1	Warrant to Purchase Common Stock (6)
4.2	Form of Subordinated Note due 2016 (7)
4.3	Form of Amendment Agreement to Subordinated Note (8)
4.4	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (9)
4.5	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (10)
4.6	Form of Global Note representing the 5.75% Subordinated Notes due September 1,2024 (included in Exhibit 4.5)
10.1	1998 Stock Option Plan (11)
10.2	Employment Agreement, dated September 1, 2011, between James H. Langmead and the Bank (12)
10.3	Employment Agreement, dated September 1, 2011, between Thomas D. Murphy and the Bank (13)

10.4	Amended and Restated Employment Agreement between Ronald D. Paul and the Company (14)
10.5	Employment Agreement, dated September 1, 2011, between Susan G. Riel and the Bank (15)
10.6	Fee Agreement between Robert P. Pincus and the Company (16)
10.7	2006 Stock Plan (17)
10.8	Employment Agreement, dated September 1, 2011, among Michael T. Flynn the Company and the Bank (18)
10.9	Employment Agreement, dated September 1, 2011, between Laurence E. Bensignor and the Bank (19)
10.10	Employment Agreement, dated September 1, 2011, between the Bank and Janice Williams (20)
10.11	2013 Senior Executive Incentive Plan (21)
10.12	Eagle Bancorp, Inc. 2011 Employee Stock Purchase Plan (22)
10.13	Employment Agreement dated as of February 23, 2012, between the Bank and Antonio F. Marquez (23)
10.14	Employment Agreement dated as of April 24, 2013, between the Bank and Virginia Heine (24)
10.15	First Amendment to Employment Agreement of Laurence E. Bensignor (25)
10.16	First Amendment to Employment Agreement of Michael T. Flynn (26)
10.17	First Amendment to Employment Agreement of James H. Langmead (27)
10.18	First Amendment to Employment Agreement of Antonio F. Marquez (28)
10.19	First Amendment to Employment Agreement of Thomas D. Murphy (29)
10.20	First Amendment to Employment Agreement of Susan G. Riel (30)
10.21	First Amendment to Employment Agreement of Janice Williams (31)
10.22	Form of Supplemental Executive Retirement Plan Agreement (32)
10.23	Director Fee Agreement between Eagle Bancorp, Inc., Eagle Bank and David P. Summers (33)
11	Statement Regarding Computation of Per Share Income
See Note 7 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at September 30, 2014, December 31, 2013 and September 30, 2013
(ii) Consolidated Statement of Operations for the three and nine month periods ended September 30, 2014 and 2013
(iii) Consolidated Statement of Comprehensive Income for the three and nine month periods ended September 30, 2014, and 2013
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine month periods ended September 30, 2014, and 2013
(v) Consolidated Statement of Cash Flows for the nine month periods ended September 30, 2014, and 2013
(vi) Notes to the Consolidated Financial Statements

________________________________________

(1)	Incorporated by reference to the exhibit 2.1 the Company’s Current Report on Form 8-K filed on July 10, 2014.
(2)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2011.
(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 27, 2012.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2014.

(6)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(8)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended September 30, 2013.
(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(10)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(13)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(14)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed on December 22, 2008.
(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2011.
(16)	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-150763)
(17)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(18)	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 23, 2011
(19)	Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 23, 2011.
(20)	Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 23, 2011.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2014.
(22)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-175966).
(23)	Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2012.
(24)	Incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(25)	Incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(26)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(27)	Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(28)	Incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(29)	Incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(30)	Incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(31)	Incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013.
(32)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(33)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 7, 2014	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive
Officer of the Company

Date: November 7, 2014	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief
Financial Officer of the Company