Form 10-K
period 2014-12-31
EAGLE BANCORP INC
filed 2015-03-02
CIK 1050441

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2014 was approximately $768.4 million.

        As of February 20, 2015, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 30,482,979.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2015 are incorporated by reference in part III hereof.

EAGLE BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

        In this report, unless otherwise expressly stated or the context otherwise requires, the terms "we," "us," the "Company," "Eagle," and "our" refer to Eagle Bancorp, Inc. and our subsidiaries on a combined basis, except in the description of any of our securities, in which case these terms refer solely to Eagle Bancorp, Inc. and not to any of our subsidiaries. References to "EagleBank" or "Bank" refer to EagleBank, Bethesda, Maryland, which is our principal subsidiary.

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

        The Bank, a Maryland chartered commercial bank, which is a member of the Federal Reserve System, is the Company's principal operating subsidiary. It commenced banking operations on July 20, 1998. The Bank operates twenty two banking offices: seven in Montgomery County, Maryland; five located in the District of Columbia; and ten in Northern Virginia. Refer to Properties on page 35 for a listing of banking offices. The Bank may seek additional banking offices consistent with its strategic plan, although there can be no assurance that the Bank will establish any additional offices, or that any branch office will prove to be profitable.

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

        The Bank operates as a community bank alternative to the super-regional financial institutions, which dominate its primary market area. The cornerstone of the Bank's philosophy is to provide superior, personalized service to its clients. The Bank focuses on relationship banking, providing each client with a number of services, familiarizing itself with, and addressing itself to, client needs in a proactive, personalized fashion. Management believes that the Bank's target market segments, small to medium-sized for profit and non-profit businesses and the consumer base working or living in and near the Bank's market area, demand the convenience and personal service that an independent locally based financial institution such as the Bank can offer. It is these themes of convenience and proactive personal service that form the basis for the Bank's business development strategies.

        Acquisition of Virginia Heritage Bank.    On October 31, 2014, the Company completed its acquisition of Virginia Heritage Bank ("Virginia Heritage"). The acquisition of Virginia Heritage was effected through the merger (the "Merger") of Virginia Heritage with and into EagleBank, in accordance with the Agreement and Plan of Reorganization (the "Merger Agreement") among the Company, EagleBank and Virginia Heritage, dated June 9, 2014. Pursuant to the Merger Agreement, each share of Virginia Heritage common stock was converted into the right to receive 0.6632 shares of Company common stock and $7.50 in cash, plus cash in lieu of fractional shares. Outstanding options to acquire Virginia Heritage common stock were converted into fully vested options to purchase an aggregate of 401,497 shares of Company common stock. In connection with the Merger, the Company paid an aggregate of $45.4 million in cash to former shareholders of Virginia Heritage and issued 4,010,261 shares of Company common stock.

        Additionally, each of the 15,300 shares of Virginia Heritage's Senior Non-Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation amount per share ("Virginia Heritage Series A Preferred

Stock"), issued to the U.S. Treasury pursuant to the Small Business Lending Fund Program ("SBLF"), was exchanged for one share of a new series of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation amount $1,000 per share (the "Series C Preferred Stock"), which ranks equally with and has substantially identical terms and conditions as the Company's existing Senior Non-Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share ("Series B Preferred Stock").

        The acquisition added approximately $800 million in loans, $3 million in loans held for sale, $645 million in deposits, and $95 million in borrowings. Identified intangibles related to core deposits were recorded for $4.6 million, which is being amortized over its estimated useful life of approximately 6 years and an initial intangible for goodwill was recorded for approximately $102.3 million. Additionally, in connection with the transaction, the Company recorded a fair value credit mark on the loan portfolio for approximately $12.5 million.

        The income and expenses of Virginia Heritage are included in the consolidated results of operations for the two month period subsequent to the acquisition only.

        Description of Services.    The Bank offers a full range of commercial banking services to its business and professional clients, as well as complete consumer banking services to individuals living or working in the service area. The Bank emphasizes providing commercial banking services to sole proprietorships, small, medium and large-sized businesses, partnerships, corporations, non-profit organizations and associations, and investors living and working in and near the Bank's primary service area. A full range of retail banking services are offered to accommodate the individual needs of both corporate customers as well as the community the Bank serves. The Bank also offers online banking, mobile banking and a remote deposit service, which allows clients to facilitate and expedite deposit transactions through the use of electronic devices.

        The Bank provides a variety of commercial and consumer lending products to small to medium sized businesses and to individuals for various business and personal purposes, including (i) commercial loans for a variety of business purposes such as for working capital, equipment purchases, real estate lines of credit, and government contract financing; (ii) asset based lending and accounts receivable financing (on a limited basis); (iii) construction and commercial real estate loans; (iv) business equipment financing; (v) consumer home equity lines of credit, personal lines of credit and term loans; (vi) consumer installment loans such as auto and personal loans; (v) personal credit cards offered through an outside vendor; and (vi) residential mortgage loans.

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

        The Bank's consumer loans portfolio is comprised generally of three loan types: (i) home equity lines of credit that are structured with an interest only draw period followed either by a balloon maturity or a fully amortized repayment schedule; (ii) first lien residential mortgage loans, although the Bank's general practice is to sell conforming first trust loans on a servicing released basis to third party investors; and (iii) a portfolio of indirect automobile loans acquired from its Merger, which are fixed rate, have monthly principal and interest payments and general contractual terms up to 84 months, with expected lives of about 30 months.

        The Bank has also developed significant expertise and commitment as a Small Business Administration ("SBA") lender and has been recognized as a top originator of such loans in our market area.

        The direct lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and general economic conditions, nationally and in the Bank's primary market area, could have a significant impact on the Bank's and the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent the Bank makes fixed rate loans or variable rate loans with fixed rate floors, general increases in interest rates will tend to reduce the Bank's spread as the interest rates the Bank must pay for deposits may increase while interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans.

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

        The composition of the Bank's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. Owner occupied commercial real estate and owner occupied commercial real estate construction represent 12% of the loan portfolio. At December 31, 2014, non owner occupied commercial real estate and real estate construction represented approximately 58% of the loan portfolio. The, combined owner occupied and commercial real estate loans represent 70% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Bank is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 21% of the Bank's loan portfolio at December 31, 2014 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 2% of commercial loans. In originating SBA loans, the Bank assumes the risk of non-payment on the uninsured portion of the credit. The Bank generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

        Approximately 6% of the loan portfolio at December 31, 2014 consists of home equity loans and lines of credit and other consumer loans, including indirect automobile loans acquired in the merger with

Virginia Heritage. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        Approximately 3% of the total loan portfolio consists of residential home mortgage loans. These credits represent first liens on residential property loans originated by the Bank. While the Bank's general practice is to originate and sell (servicing released) loans made by its Residential Lending department, certain loan characteristics do not meet the requirements of third party investors and are instead maintained in the Bank's portfolio.

        Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank's level of capital. At January 31, 2015, the Bank had a legal lending limit of $102.1 million. In accordance with internal lending policies, the Bank occasionally sells participations in its loans to other area banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients.

        From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, ECV, which under its operating agreement conducts lending only to real estate projects. Such loans may have higher risk characteristics than loans made by the Bank, such as lower priority security interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loan transactions carry a standard rate of current interest, but also earn additional interest based on a fixed rate or a percentage of the profits of the underlying project. Refer to the discussion under "Management's Discussion and Analysis—Noninterest Income" at page 55 and "Loan Portfolio" at page 60, for further information on the Company's and ECV's higher risk lending activities. At December 31, 2014, ECV had four outstanding loan transactions totaling $6.2 million.

        The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Bank's marketing focus on small to medium-sized businesses may result in the assumption by the Bank of certain lending risks that are different from those attendant to loans to larger companies. Management and/or committees of the Bank carefully evaluate loan applications and attempt to minimize credit risk exposure by use of extensive loan application data, due diligence, and approval and monitoring procedures; however, there can be no assurance that such procedures can significantly reduce such lending risks.

        The Bank originates residential mortgage loans primarily as a correspondent lender. Activity in the residential mortgage loan market is highly sensitive to changes in interest rates and product availability. While the Bank does have delegated underwriting authority from most of its investors, it also employs the services of the investor to underwrite the loans. Because the loans are originated within investor guidelines and designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. Most contracts with investors contain recourse periods. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence or material misstatement in the loan documents. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential default repurchase period varies by investor but can be up to approximately twelve months after sale of the loan to the investor. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. In certain instances, the Bank may provide equity loans (second position financing) in combination with residential first mortgage lending for purchase money and refinancing purposes. The Bank also brokers loan transactions with two investors, where the Bank refers, but does not underwrite and does not close the loan transaction. In this situation the Bank has no recourse liability for the loan.

        The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Bank utilizes both "best efforts" and "mandatory delivery" forward loan sale commitments to mitigate the risk of potential decrease in the values of loans that would result from the exercise of the derivative loan commitments. Under a "best efforts" contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Bank if the loan to the underlying borrower closes. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts. Nor will it realize gains, related to rate lock commitments due to changes in interest rates. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the rate lock commitments. Under a "mandatory delivery" contract, the Bank commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Bank fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a "pair-off" fee, based on then-current market prices, to compensate the investor for the shortfall. The rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The Bank manages the interest rate risk on rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Bank obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions.

        The general terms and underwriting standards for each type of commercial real estate and construction loan are incorporated into the Bank's lending policies. These policies are analyzed periodically by management, and the policies are reviewed and approved by the Board. The Bank's loan policies and practices described in this report are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, by the appropriate officer or committee, in accordance with the Bank's loan policies. Policy standards are often stated in mandatory terms, such as "shall" or "must", but these provisions are subject to exceptions. Policy requires that loan value not exceed a percentage of "market value" or "fair value" based upon appraisals or evaluations obtained in the ordinary course of the Bank's underwriting practices.

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

        The Company's loan portfolio includes loans made for real estate Acquisition, Development and Construction ("ADC") purposes, including both income producing and owner occupied projects. ADC loans amounted to $851.5 million at December 31, 2014. The ADC loans containing loan funded interest reserves represent approximately 31% of the outstanding ADC loan portfolio at December 31, 2014. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

        Despite the less than robust economic recovery, the Company has not experienced any significant issues with increased vacancy rates or lower rents for income producing properties financed. The construction loan portfolio has remained solid, particularly in the area of well located residential and multifamily, as the housing market has continued to improve and stabilize. The Washington, D.C. metropolitan area real estate market has been relatively stable, however, certain segments, including suburban office, has exhibited higher than normal vacancy and concessions in specific submarkets. The impact of disruptions in government spending patterns, i.e. sequestration, program cuts or terminations, leasing activity, and changes in geographic distribution of government spending, while within manageable levels to date, remains of concern. As a result the Company has maintained somewhat higher than pre-recession environmental allocation factors for the allowance for loan losses ("ALLL") for the real estate loan portfolio. As part of its overall risk assessments, management carefully reviews the Bank's loan portfolio and general economic and market conditions on a regular basis and will continue to adjust both the specific and environmental reserve factors as necessary.

        Deposit services include business and personal checking accounts, NOW accounts, tiered savings and money market account and time deposits with varying maturity structures and customer options. A complete individual retirement account program is available. The Bank also participates in the Promontory Interfinancial Network, LLC ("Promontory") Certificate of Deposit Account Registry Service ("CDARs") and its Insured Cash Sweep ("ICS") program, both of which networks function to assure full FDIC insurance for participating Bank customers. In cooperation with Goldman Sachs Asset Management, the Bank offers a Goldman Sachs Investment Sweep Account, a check writing cash management account that sweeps funds to one of several non-FDIC insured off-balance sheet investment accounts managed by Goldman Sachs.

        The Bank offers a full range of on-line banking services for both personal and business accounts and has a Mobile Banking application for both businesses and individuals. Other services include cash management services, business sweep accounts, lock box, remote deposit capture, account reconciliation services, merchant card services, safety deposit boxes and Automated Clearing House origination. After-hours depositories and ATM service are also available.

        The Bank and Company maintain portfolios of short term investments and investment securities consisting primarily of U.S. Government agency bonds and government sponsored enterprise mortgage backed securities, and municipal bonds. The Bank also owns equity investments related to membership in the Federal Reserve System and the Federal Home Loan Bank of Atlanta ("FHLB"). The Bank's securities portfolio also consists of equity investments in the form of common stocks of a few local banking companies. These portfolios provide the following objectives: liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. Government agency securities and high grade municipal securities. High risk investments and non-traditional investments are prohibited. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the Asset Liability Committee ("ALCO"), and mortgage backed pass through securities with average lives generally not to exceed eight years.

        The Company and Bank have formalized an asset and liability management process and have a standing ALCO consisting both of outside and inside directors and senior management. The ALCO operates under established policies and practices, which are updated and re-approved annually. A typical ALCO meeting includes discussion of current economic conditions and strategies, including interest rate trends and volumes positions, the current balance sheet and earnings position, cash flow estimates, liquidity positions and funding alternatives as necessary, interest rate risk position (quarterly), capital positions of the Company and Bank, reviews (including independent reviews) of the investment portfolio of the Bank and the Company, and the approval of investment transactions. Additionally, monthly ALCO meetings may include reports and analysis of outside firms to enhance the Committee's knowledge and understanding of various financial matters.

        The Bank's customer base has benefited from the extensive business and personal contacts of its directors and executive officers. To introduce new customers to the Bank, and particularly in light of the recent merger with Virginia Heritage, the Bank has placed enhanced reliance on proactively designed officer calling programs, active participation in business organizations, and enhanced referral programs.

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

MARKET AREA AND COMPETITION

        The primary service area of the Bank is the Washington, D.C. metropolitan area. With a population of nearly 6,300,000, the region is the 5th largest market in the U.S. Total employment in the region is approximately 2,600,000. The region has one of the highest total job creation records of any market in the country with reported new job creation of more than 310,000 jobs since 2004 and 37,300 new jobs created in 2014. The Washington, D.C. metropolitan area contains a substantial federal workforce, as well as supporting a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants. The Gross Domestic Product ("GDP") for the metropolitan area in 2013 was reported at $463 billion. Of this amount, approximately $104 billion or 22% is associated with spending by the government as of 2013. Other significant sectors include professional and business services, education, health and leisure and hospitality. The region also has a very active non-profit sector including trade associations, colleges and universities and major hospitals.

        Montgomery County, Maryland, with a total population estimated at 1,017,000 as of July 2013 and occupying an area of about 500 square miles, borders Washington, D.C. to the north and is roughly 30 miles southwest of Baltimore. Montgomery County represents a diverse and healthy segment of Maryland's economy. Montgomery County is a thriving business center and is Maryland's most populous jurisdiction. Population in the county is expected to grow 4.9% between 2015 and 2020. While the state of Maryland boasts a demographic profile superior to the U.S. economy at large, the economy in and around Montgomery County is among the very best in Maryland. The number of jobs in Montgomery County has been relatively stable in the recent past with the public sector contributing about 20% of the employment. The unemployment rate in Montgomery County is among the lowest in the state at 4.1% as of November 2014. A very educated population has contributed to favorable median household income of $98,221 with the number of households totaling 360,563. According to the U.S. census update, approximately 57% of the County's residents between 2009 and 2013 hold college or advanced degrees, placing the population of Montgomery County among the most educated in the nation. The area boasts a diverse business climate of over 33,000 businesses with 450,000 jobs in addition to a strong federal government presence. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector, and a legal, financial services, health care, and professional services sector. Major private employers include Adventist Healthcare, Lockheed Martin, Giant Food, and Marriott International. The county is also an incubator for firms engaged in biotechnology and the area has traditionally attracted significant amounts of venture capital. Montgomery County is home to many major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes of Health, National Oceanic and

Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission, the Food and Drug Administration and the Walter Reed National Military Medical Center in Bethesda. Transportation congestion and federal government spending levels remain threats to future economic development and the quality of life in the area.

        Washington, D.C. in addition to being the seat of the federal government is a vibrant city with a well-educated, diverse population. According to survey data from the latest U.S. Census, the estimated July 2014 population of the District of Columbia is approximately 658,893, up from 601,767 in 2010. Median household income, at $65,830 between 2009 and 2013, is above the national median level of $53,046. The growth of residents in the city is due partially to improvements in the city's services and to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. As of July 2013, the housing market has grown to over 302,947 units. As of November 2014, the absorption of condominium units in the District has continued at a satisfactory pace. While the federal government and its employees are a major factor in the economy, over 100 million square feet of commercial office space support a dynamic business community of more than 35,000 companies. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. Unemployment has increased slightly with the rate for December 2014 at 7.2%, which is up from 6.9% in December 2013. The disparity between the high level of unemployment among District residents and the strong employment trends reflects the high level of jobs held by residents of the surrounding suburban jurisdictions. The District has a well-educated and highly paid work force. The federal government accounts for approximately 28% of the employment and private firms provide an additional 21%. Other large employers include the many local universities and hospitals. Another significant factor in the economy is the leisure and hospitality industry, as Washington, D.C. remains a popular tourist destination for both national and international travelers.

        As a result of the Merger, the Bank added a net of three branches in Fairfax County. Fairfax County, Virginia is a large, affluent jurisdiction with an estimated population of approximately 1,130,924 as of July 2013. This county covers about 395 square miles and is located west of Washington, D.C. Fairfax County is one of the leading technology centers in the United States. Ten Fortune 500 companies are headquartered in the county and 35 of the largest 100 technology federal contractors in the Washington metropolitan area are located in Fairfax County. The county has over 115 million square feet of office space and is one of the largest suburban office markets in the United States. The midyear 2013 office vacancy rate was 15.2%, below the national average of 16.7%, as measured in fourth quarter 2014. It is a thriving residential as well as business center with 389,903 households, which is expected to grow at about 7.8% between 2010 and 2020. The county is among the most affluent in the country with average annual household income of $110,292 per annum between 2009 and 2013. Total employment was over 578,478 as of 2012. Major companies headquartered in the county, which are also major employers, include Capital One Financial, CSC, Gannett, General Dynamics, Hilton Hotels, Leidos and Sallie Mae. The county is also home to several federal entities including the CIA, Fort Belvoir and a major facility of the Smithsonian Institution.

        In 2011, the Bank's footprint expanded into Arlington County, Virginia, which has an estimated population of over 224,000 as of 2013. The county is made up of 26 square miles and is situated just west of Washington, D.C., directly across the Potomac River. There are approximately 94,454 households with a median household income of $103,208 between 2009 and 2013. There were over 162,956 employees as of March 2014, working predominantly in the public sector. Significant private sector employers include Deloitte, Lockheed Martin Corporation, Virginia Hospital Center and Marriott International, Inc. The unemployment rate was just 3.0% as of December 2014. These numbers compare favorably to the region, the rest of Virginia and the U.S. Arlington County has approximately 39.8 million square feet of office space. The population is highly educated, with about 72% of residents over 25 years of age holding at least a bachelor's degree as of 2013.

        In early 2013, the Bank added a branch to its network in Alexandria, Virginia. Alexandria is a city with an estimated population of 148,892 as of July 2013. The city is made up of just over 15 square miles and sits on the west bank of the Potomac River just south of Arlington, Virginia. There are approximately 65,369 households with a median household income of $85,706 on average between 2009 and 2013. The employment base was approximately 98,627 employees as of November 2014, with 76% working in the private sector and 24% working in government roles. Alexandria has over 8,000 businesses and organizations, located in the more than 20 million square feet of office space and over 7 million square feet of retail space existing in the city as of March 2013. The unemployment rate was just 3.5% as of December 2014. The population is highly educated, with over 60% of residents over 25 years of age holding at least a bachelor's degree as of 2013.

        Throughout the Washington, D.C. metropolitan area, competition is keen from large banking institutions headquartered outside of Maryland. Although we saw some consolidation in the market in 2014, the Bank continues to compete with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions allows for substantially higher lending limits than the Bank, although the Bank's current lending limit is quite favorable and able to accommodate the credit needs of most businesses in the metropolitan area, which distinguishes it from most community banks. Some of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent lesser regulation in the case of mortgage companies and finance companies, although this regulatory oversight has undergone dramatic change. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted in July 2010, regulation of all financial firms has been heightened. Under current law, unlimited interstate de novo branching is available to all state and federally chartered banks. As a result, institutions, which previously were ineligible to establish de novo branches in the Bank's market area, may elect to do so.

EMPLOYEES

        At December 31, 2014 the Bank employed 427 persons on a full time basis (ten of whom are executive officers of the Bank), which compares to 386 employees at December 31, 2013. The Bank's staff grew by 36 employees as a result of the Merger. None of the Bank's employees are represented by any collective bargaining group and the Bank believes that its employee relations are good. At December 31, 2014, the Bank provided a benefit program, which included health and dental insurance, a 401(k) plan, life and short and long term disability insurance. Additionally, the Company maintains an employee stock purchase plan and a stock-based compensation plan for employees of the Bank who meet certain eligibility requirements.

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

        The Company.    The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the "Act") and is subject to regulation and supervision by the Federal Reserve Board. The Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report and such other additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also examine the Company and each of its subsidiaries. The Company is subject to risk-based capital requirements adopted by the Federal Reserve Board, which are substantially identical to those applicable to the Bank, and which are described below.

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

        Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation, which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities. As a result of federal and state legislation, banks in the Washington, D.C./Maryland/Virginia area can, subject to limited restrictions, acquire or merge with a bank in another of the jurisdictions, and can branch de novo in any of the jurisdictions.

        Banking is a business, which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of the bank's earnings. Thus, the earnings and growth of the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on the Bank cannot be predicted.

        Branching and Interstate Banking.    The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act. The District of Columbia, Maryland and Virginia have each enacted laws, which permit interstate acquisitions of banks and bank branches. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Although the District of Columbia, Maryland and Virginia had all enacted laws, which permitted banks in these jurisdictions to branch freely, the branching provisions of the Dodd-Frank Act could result in banks from a wider variety of states establishing de novo branches in the Bank's market area.

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

        The description below relates to the requirements, as they existed through December 31, 2014, subsequent to which the revised capital rules implementing Basel III became applicable to the Bank. See "Changes in Capital Requirements" below.

        Tier 1 Capital generally consists of the sum of common shareholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available-for-sale," together with a limited amount of other qualifying interests, including trust preferred securities. The Company's Series B Preferred Stock and Series C Preferred Stock (collectively the "SBLF Preferred Stock") are eligible for treatment as Tier 1 capital without limitation. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses and excess restricted core capital elements. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. Under guidance adopted by the federal banking regulators, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.

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

        When fully phased in by January 1, 2019, Basel III requires banks to maintain: (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a "capital conservation buffer" of 2.5%; (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%; (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer, or 10.5%; and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

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

        The Basel III Rule also makes changes to the manner of calculating risk weighted assets. New methodologies for determining risk weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as "high-volatility commercial real estate" loans ("HVCRE loans") are required to be assigned a 150% risk weighting, and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the LTV is less than the applicable maximum supervisory LTV ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised "as completed" value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full.

        As discussed below, the Basel III Rule also integrates the new capital requirements into the prompt corrective action provisions under Section 38 of the FDIA.

        The Basel III Rule became applicable to the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. We currently expect that the Company and the Bank will elect to exclude AOCI in calculating regulatory capital when they file their respective first regulatory reports in 2015, although we reserve the right to elect to include AOCI in the calculation of regulatory capital. Under the Basel III Rule, the higher risk loans made by ECV will be subject to higher risk weightings, and as such require additional capital, or require substantial restructuring in order to avoid such higher risk weights. Additionally, the Company's outstanding $9.3 million of subordinated notes due 2021 no longer qualifies as capital for regulatory purposes under the Basel III Rule. The Company expects that it will redeem the subordinated notes prior to the end of 2015. The Company's $70 million of subordinated notes due 2024 are intended to qualify for Tier 2 capital treatment under the Basel III Rule. Overall, the Company believes that implementation of the Basel III Rule will not have a material adverse affect on the Company's or the Bank's capital ratios, earnings, shareholder's equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

        Prompt Corrective Action.    Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions, which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations effective through December 31, 2014, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

        A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital, which has been raised and is imminently available for infusion into the Bank except for certain technical requirements, which may delay the infusion for a period of time beyond the 90 day time period.

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

        As noted above, the Basel III Rule integrates the new capital requirements into the prompt corrective action category definitions. As of January 1, 2015, the following capital requirements apply to the Company for purposes of Section 38.

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 Capital Ratio	Leverage Ratio	Tangible Equity to Assets	Supplemental Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater	n/a	n/a
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater	n/a	3% or greater
Undercapitalized	Less than 8%	Less than 6%	Less than 4.5%	Less than 4%	n/a	Less than 3%
Significantly Undercapitalized	Less than 6%	Less than 4%	Less than3%	Less than 3%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2%	n/a

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

        As a result of the volatility and instability in the financial system in recent years, Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. While many of these proposals relate to institutions that have accepted investments from, or sold troubled assets to, the Department of the Treasury or other government agencies, or otherwise participate in government programs intended to promote financial stabilization, the Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect the Company's business and results of operations.

        The Dodd-Frank Act.    The Dodd-Frank Act made significant changes to the current bank regulatory structure, which affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires a number of federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are giving significant discretion in drafting these rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time. Although it is not possible to determine the ultimate impact of this statute until the extensive rulemaking is complete and becomes effective, the following provisions are considered to be of greatest significance to the Company:

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

        The CFPB has proposed or issued a number of important rules affecting a wide range of consumer financial products. Many of these rules took effect in January 2014, which has created significant uncertainty for the financial services industry in general. It is difficult to predict at this time the specific impact the Dodd-Frank Act and CFPB rulemakings will have on our business. The changes resulting from the Dodd-Frank Act and CFPB rulemakings may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require us to change our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

        The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. In 2013, the CFPB issued final rules related to a borrower's ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. In November 2013, the CFPB issued final rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans. These rules become effective August 2015, and we continue to analyze their requirements to determine the impact of the rules to our businesses. In July 2014, the CFPB issued a proposed rule which would, among other things, expand the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act. These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

        The final rule implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan, which went into effect on January 10, 2014, establishes certain minimum requirements for creditors when making ability to pay determinations, and establishes certain protections from liability for mortgages meeting the definition of "qualified mortgages." Generally, the rule applies to all consumer-purpose, closed-end loans secured by a dwelling including home-purchase loans, refinances and home equity loans—whether first or subordinate lien. The rule does not cover, among other things, home equity lines of credit or other open-end credit; temporary or "bridge" loans with a term of 12 months or less, such as a loan to finance the initial construction of a dwelling; a construction phase of 12 months or less of a construction-to-permanent loan; and business-purpose loans, even if secured by a dwelling. The rule affords greater legal protections for lenders making qualified mortgages that are not "higher priced." Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Mandatory features of a qualified mortgage include: (1) a loan term not exceeding 30 years; and (2) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment. Further, the rule clarifies that qualified mortgages do not include "no-doc" loans and loans with negative amortization, interest-only payments, or balloon payments. The rule creates special categories of qualified mortgages originated by certain smaller creditors. In January 2015, the CFPB issued a proposed rule that would provide regulatory relief to a broader set of smaller lenders. Among other things, the proposed rule would (1) increase the loan origination limit to qualify for "smaller creditor" status from 500 loans to 2,000 loans annually, (2) extend the transition period for smaller lenders seeking to make qualified mortgages with a balloon payment feature to April 1, 2016. Our business strategy, product offerings, and profitability may change as the rule is interpreted by the regulators and courts.

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

        Additionally, the CFPB has focused on the area of automotive finance, particularly with respect to indirect financing arrangements and fair lending compliance. In March 2013, the CFPB provided guidance about compliance with fair lending requirements of the Equal Credit Opportunity Act and its implementing regulations for indirect automotive finance companies that permit dealers to charge annual percentage rates to consumers in excess of buy rates used by the finance company to calculate the price paid to acquire an assignment of the retail installment sale contract. We acquired a portfolio of indirect automobile loans in connection with the merger with Virginia Heritage. While we do not expect that we will continue originations in this portfolio, additional CFPB initiatives on this product area could have an impact on our servicing of these loans.

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

         The price of our common stock may fluctuate significantly, which may make it difficult for investors to resell shares of common stock at a time or price they find attractive.

        Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. In addition to those described in "Caution About Forward Looking Statements," these factors include:

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

  •
  Anticipated or pending investigations, proceedings, or litigation that may involve or affect us;

  •
  Domestic and international economic and political factors unrelated to our performance; and

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

         Trading in our common stock has been moderate. As a result, shareholders may not be able to quickly and easily sell their common stock, particularly in large quantities.

        Although our common stock is listed for trading on Nasdaq and a number of brokers offer to make a market in our common stock on a regular basis, trading volume to date has been limited, averaging approximately 82,382 shares per day for 2014 and 97,356 shares per day through February 27, 2015. There can be no assurance that a more active and liquid market for our common stock will develop or can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares of our common stock at the prevailing market price.

         Our ability to pay dividends on our common stock, or repurchase shares of common stock, may be limited.

        The terms of our SBLF Preferred Stock, restrict our ability to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of our common stock. No repurchases of our common stock may be effected, and no dividends may be declared or paid on our common stock during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock.

        Additionally, under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on its common stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company's Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Articles Supplementary relating to the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock or the "Tier 1 Dividend Threshold". The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in qualified small business lending, or QSBL, over the baseline level. See "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Common Equity" at page 37 for additional information on limitations of our ability to pay dividends.

         We may issue additional equity securities, or engage in other transactions, which could dilute our book value or affect the priority of our common stock, which may adversely affect the market price of our common stock.

        Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other securities. Excepted as described under "Underwriting" we are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be effected. Such offerings could be dilutive to common shareholders. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation of the Company, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

         We expect that we will issue additional securities in order to obtain a portion of the funds required to redeem outstanding securities.

        We currently expect that we will seek to redeem all of the outstanding shares of SBLF Preferred Stock from the Treasury before the dividend rate automatically adjusts, in January 2016, to 9%. The aggregate redemption price of the SBLF Preferred Stock is $71.9 million plus accrued but unpaid dividends to the date of redemption. Additionally, we have $9.3 million of subordinated notes, due 2021, outstanding, which no longer qualify as capital for regulatory purposes. The Company expects that it will redeem these subordinated notes in 2015. We expect that we will have to issue additional debt or equity securities to fund all or a portion of the redemption price. The amount to be funded through the sale of securities, and the type and terms of such securities, will be dependent, in part, on our earnings, rate of growth, capital requirements, market conditions and regulatory requirements.

         We may not be successful in integrating the operations of Virginia Heritage.

        The success of the Virginia Heritage acquisition will depend, in part, on our ability to realize the estimated cost savings and revenue enhancements from combining the businesses of the Bank and Virginia Heritage. While we believe that these cost savings and revenue enhancement estimates are achievable, it is possible that the potential cost savings and revenue enhancements could turn out to be more difficult to achieve than we anticipated. Our estimates also depend on our ability to combine the businesses of the Bank and Virginia Heritage in a manner that permits those cost savings and revenue enhancements to be realized. Our ability to realize increases in revenue will depend, in part, on our ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services, while consolidating several branches and offices. If our estimates turn out to be incorrect or we are not able to successfully combine our two companies, the anticipated cost savings and increased revenues may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the Merger. As with any combination of banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits from our banks. Customers may not readily accept changes to their banking arrangements that we make as part of or following the integration of Virginia Heritage.

         Changes in the value of goodwill and intangible assets could reduce our earnings.

        The Company accounts for goodwill and other intangible assets in accordance with generally accepted accounting principles ("GAAP"), which, in general, requires that goodwill not be amortized, but rather that it be tested for impairment at least annually at the reporting unit level using the two step approach. Testing for impairment of goodwill and intangible assets is performed annually and involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. Changes in the local and national economy, the federal and state legislative and regulatory environments for financial institutions, the stock market, interest rates and other external factors (such as natural disasters or significant world events) may occur from time to time, often with great unpredictability, and may materially impact the fair value of publicly traded financial institutions and could result in an impairment charge at a future date.

         We may not be able to manage future growth and competition in the Northern Virginia market.

        The Merger resulted in a significant acceleration of our expansion in the Northern Virginia market. Although we have hired a number of lending and business development officers with experience in the Northern Virginia market, there can be no assurance that we will be able to successfully compete in this highly competitive market, or that it will be able to successfully manage additional growth.

        We have grown rapidly in the past several years, through acquisition and through organic growth. We cannot provide any assurance that we will continue to be able to maintain our rate of growth at acceptable risk levels and upon acceptable terms, while managing the costs and implementation risks associated with its growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability, or that it would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect our results of operations, financial condition and stock price.

         Our directors and officers currently own approximately 10.69% of our outstanding shares of common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of the Company. The results of the vote may be contrary to the desires or interests of the public shareholders.

        Our directors and officers and their affiliates currently own approximately 10.69% of our outstanding shares of common stock, excluding shares, which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.

         Substantial regulatory limitations on changes of control and anti-takeover provisions of Maryland law may make it more difficult for shareholders to receive a change in control premium.

        With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be "acting in concert" from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of the Company's voting stock or obtaining the ability to control in any manner the election of a majority of its directors or otherwise direct the management or policies of the Company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Maryland law. Also, the Maryland General Corporation Law, as amended, or MGCL, contains several provisions that may make it more difficult for a third party to acquire control of the Company without the approval of its board of directors, and may make it more difficult or expensive for a third party to acquire a majority of its outstanding common stock.

         The economic environment continues to pose significant challenges for us and could adversely affect our financial condition and results of operations.

        The Company and the Bank are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by some softness in the real estate market and constrained financial markets, highlighted by historically low market interest rates. Some concerns about the housing market remain, and higher levels of foreclosures and weak employment statistics continue in some parts of the country. While conditions continue to improve since the depths of the financial crisis, generally and in the Bank's market area, should declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment re-emerge, such events could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses. The Company may also face the following risks in connection with these events:

  •
  Economic conditions that negatively affect commercial real estate values and the job market may result in a deterioration in credit quality of our loan portfolio, and such deterioration in credit quality could have a negative impact on our business;

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

        If these conditions or similar ones continue to exist or worsen, the Company could experience continuing or increased adverse effects on its financial condition and results of operations.

         Our financial condition and results of operations would be adversely affected if our allowance for credit losses is not sufficient to absorb actual losses or if we are required to increase our allowance for loan losses.

        Historically, we have enjoyed a relatively low level of nonperforming assets and net charge-offs, both in absolute dollars, as a percentage of loans and as compared to many of our peer institutions. As a result of this historical experience, we have incurred a relatively lower loan loss provision expense, which has positively impacted our earnings. However, should a higher portion of our loans become delinquent, or if some of our loans are only partially repaid, we may experience losses for reasons beyond our control. Despite our underwriting criteria and historical experience, we may be particularly susceptible to losses due to: (1) the geographic concentration of our loans; (2) the concentration of higher risk loans, such as commercial real estate, construction and commercial and industrial loans; and (3) the relative lack of seasoning of certain of our loans. As a result, we may not be able to maintain our relatively low levels of nonperforming assets and charge-offs. Although we believe that our allowance for loan losses is maintained at a level adequate to absorb any inherent losses in our loan portfolio, these estimates of loan losses are necessarily subjective and their accuracy depends on the outcome of future events. If we need to make significant and unanticipated increases in our loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

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

        As we grow, we will have to maintain our regulatory capital levels at or above the required minimum levels, including the new capital requirements commencing January 1, 2015 under the Basel III Rule. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected or we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing shareholders. The significant level of real estate acquisition, development and construction loans in our portfolio, and new loans sought by customers, which may be required to be categorized as HVCRE loans under the Basel III Rule could require us to maintain additional capital for these loans as a result of the higher risk weighting attributed to such loans. While we expect that we will seek to structure loans in a manner so as to avoid characterization as HVCRE loans, customer relationships, customer desires and competitive pressures may prevent us from doing so, and we may not be able to obtain loan pricing or other accommodations, which fully offset the increased capital requirements. This could have an adverse effect on our net interest margin and net income.

         Our results of operations, financial condition and the value of our shares may be adversely affected if we are not able to maintain our historical growth rate.

        Since opening for business in 1998, our asset level and net income available to common shareholders have increased rapidly. We may not be able to achieve comparable results in future years. As our asset size and earnings increase, it may become more difficult to achieve high rates of increase in assets and earnings. Additionally, it may become more difficult to achieve continued improvements in our expense levels and efficiency ratio. We may not be able to maintain the relatively low levels of nonperforming assets that we have experienced to date. Declines in the rate of growth of income or assets or deposits, and increases in operating expenses or nonperforming assets may have an adverse impact on the value of the common stock.

         We are subject to liquidity risk in our operations.

        Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels. Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which at December 31, 2014, constituted 27% of our total deposits. If we are unable to increase customer deposits in an amount sufficient to fund loan growth, we may be required to rely on other, potentially more expensive, sources of liquidity, such as FHLB borrowings, brokered deposits and repurchase agreements, to fund loan growth, which could adversely affect our earnings, or reduce our rate of growth, which could adversely affect our earnings and stock price.

        We also have a significant amount of deposits, which are in excess of the maximum FDIC insurance coverage limits. At any time, customers who have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder, or "too big to fail" or could elect to use other non-deposit funding products, such as repurchase agreements, that would require the Bank to pay higher interest and to provide securities as collateral for the Bank's repurchase obligation. At December 31, 2014, the Bank had approximately $1.64 billion of deposits that would be uninsured deposits, or 38% of our total deposits.

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

        We intend to seek further growth in the level of our assets and deposits and selectively in the number of our branches, both within our existing footprint and possibly to expand our footprint in the Maryland and Virginia suburbs, and in Washington, D.C., although no additional branches are currently anticipated in 2015. We may not be able to manage increased levels of assets and liabilities, and an expanded branch system, without increased expenses and higher levels of nonperforming assets. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loan balances and a larger branch network, which may adversely impact earnings, shareholder returns and our efficiency ratio. Increases in operating expenses or nonperforming assets may have an adverse impact on the value of our common stock.

         We may face risks with respect to future expansion or acquisition activity.

        We selectively seek to expand our banking operations through limited de novo branching or opportunistic acquisition activities. We cannot be certain that any expansion activity, through de novo branching, acquisition of branches of another financial institution or a whole institution, or the establishment or acquisition of nonbanking financial service companies, will prove profitable or will increase shareholder value. The success of any acquisition will depend, in part, on our ability to realize the estimated cost savings and revenue enhancements from combining the businesses of the Company and the target company. Our ability to realize increases in revenue will depend, in part, on our ability to retain customers and employees, and to capitalize on existing relationships for the provision of additional products and services. If our estimates turn out to be incorrect or we are not able to successfully combine companies, the anticipated cost savings and increased revenues may not be realized fully or at all, or may take longer to realize than expected. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. As with any combination of banking institutions, there also may be disruptions that cause us to lose customers or cause customers to withdraw their deposits from our bank. Customers may not readily accept changes to their banking arrangements that we make as part of or following an acquisition. Additionally, the value of an acquisition to the Company is dependent on our ability to successfully identify and estimate the magnitude of any asset quality issues of acquired companies.

         Our concentrations of loans may create a greater risk of loan defaults and losses.

        A substantial portion of our loans are secured by real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2014, 76% of our loans were secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $798.2 million, or 19% of portfolio loans, were construction and land development loans. An additional $902.0 million, or 21% of portfolio loans, were commercial and industrial loans, which are generally not secured by real estate. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and as a result, are more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

        Additionally, through ECV, we provide subordinated financing for the acquisition, development and construction of real estate projects, the primary financing for which may be provided by the Bank. These subordinated financings and the business of ECV will generally entail a higher risk profile (including lower lien priority and higher loan to value ratios) than loans made by the Bank. A portion of the amount, which the Company expects to receive for such loans, will be payments based on the success, sale or completion of the underlying project, and as such the income of the Company may be more volatile from period to period, based on the status of such projects. The Company may not be able to successfully operate or manage the business of providing higher loan to value financing.

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

        In 2014, the Bank originated $572 million and sold $570 million of loans to investors, as compared to $983 million originated and $1.2 billion sold to investors in 2013. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors we cannot be certain that we will not be able to continue to increase the volume or percentage of revenue or net income produced by the residential mortgage business.

         Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale by our Residential Lending department.

        The Bank originates residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards, including fraud, negligence, material misstatement in the loan documents or noncompliance with applicable law. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential mortgagor early default repurchase period is up to approximately twelve months after sale of the loan to the investor. The recourse period for fraud, material misstatement, breach of representations and warranties, noncompliance with law, or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single-family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. Our experience to date has been minimal in the case of loan repurchases due to default, fraud, breach of representations, material misstatement, or legal noncompliance. Should repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact our share price.

         Our financial condition, earnings and asset quality could be adversely affected if our consumer facing operations do not operate in compliance with applicable regulations.

        While all aspects of our operations are subject to detailed and complex compliance regimes, those portions of our lending operations which most directly deal with consumers, our Residential Mortgage operations and the indirect automobile loan portfolio, which we acquired from Virginia Heritage and are in the process of amortizing, pose particular challenges given the emphasis on consumer compliance by bank regulators at all levels. While we are not aware of any material issues with our compliance, residential mortgage lending raises significant compliance risks resulting from the detailed and complex nature of mortgage lending regulations imposed by federal regulatory agencies, and the relatively independent operating environment in which mortgage lending officers operate. As a result, despite the education, compliance training, supervision and oversight we exercise in these areas, individual loan officers intentionally trying to conceal improper activities could result in the Bank being strictly liable for restitution or damages to individual borrowers, and to regulatory enforcement activity.

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

        We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2014, our cumulative net asset sensitive twelve month gap position was 6.62% of total assets, which includes loans currently at their floor rates. As such, we expect modest decreases of approximately minus 2.2% and minus 6.1%, respectively, in projected net interest income and net income over a twelve month period resulting from a 100 basis point increase in rates, as loans currently at floor rates which are above the calculated contractual rate do not adjust upon a rate increase, and our residential mortgage origination and sale volume could decline as interest rates increase. The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.

        Adverse changes in the real estate market in our market area could also have an adverse effect on our cost of funds and net interest margin, as we have a large amount of noninterest bearing deposits related to real estate sales and development. While we expect that we would be able to replace the liquidity provided by these deposits, the replacement funds would likely be more costly, negatively impacting earnings.

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

        The Bank has been very successful in developing new customer relationships. These new relationships have resulted in significant increases in both loans and deposits, and have contributed to increased earnings. As the economy improves and competition increases, we are subject to the risk that we may not be able to retain the loans and deposits produced by these new relationships. While we believe that our relationship banking model will enable us to keep a significant percentage of these new relationships, there can be no assurance that we will be able to do so, that we would be able to maintain favorable pricing, margins and asset quality, or that we will be able to grow at the same rate we did when such alternative financing was not widely available.

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

        Changes in federal and state legislation and regulation may affect our operations. New and modified regulation, such as the Dodd-Frank Act and Basel III, may have unforeseen or unintended consequences on our industry. The Dodd-Frank Act has implemented, and is expected to further implement, significant changes to the U.S. financial system, including the creation of new regulatory agencies (such as the FSOC to oversee systemic risk and the CFPB to develop and enforce rules for consumer financial products), changes in retail banking regulations, and changes to deposit insurance assessments. Additionally, the Basel III Rules has revised risk-based and leverage capital requirements and also limit capital distributions and certain discretionary bonuses if a banking organization does not hold a "capital conservation buffer." This additional regulation could increase our compliance costs and otherwise adversely affect our operations. The potential also exists for additional federal or state laws or regulations, or changes in policy or interpretations, affecting many of our operations, including capital levels, lending and funding practices, insurance assessments, and liquidity standards. The effect of any such changes and their interpretation and application by regulatory authorities cannot be predicted, may increase the Company's cost of doing business and otherwise affect our operations, may significantly affect the markets in which the Company does business, and could have a material adverse effect on the Company.

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

         Our customers and businesses in the Washington, D.C. metropolitan area in general, may be adversely impacted as a result of changes in government spending.

        The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. While the Company does not have a significant level of loans to federal government contractors or their subcontractors, the impact of a decline in federal government spending, a reallocation of government spending to different industries or different areas of the country, or a delay in payments to such contractors, could have a ripple effect. Temporary layoffs, salary reductions or furloughs of government employees or government contractors could have adverse impacts on other businesses in the Company's market and the general economy of the greater Washington, D.C. metropolitan area, and may indirectly lead to a loss of revenues by the Company's customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses. Accordingly, such potential federal government activities could lead to increases in past due loans, nonperforming loans, loan loss reserves, and charge-offs, and a decline in liquidity.

         We rely upon independent appraisals to determine the value of the real estate, which secures a significant portion of our loans, and the values indicated by such appraisals may not be realizable if we are forced to foreclose upon such loans.

        A significant portion of our loan portfolio consists of loans secured by real estate, 76% at December 31, 2014. We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment, which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

         We are exposed to risk of environmental liabilities with respect to properties to which we take title.

        In the course of our business we lend against, and may foreclose and take title to, real estate, potentially becoming subject to environmental liabilities associated with the properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and cleanup costs or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. Costs associated with investigation or remediation activities can be substantial. If the Bank is the lender to, or owner or former owner of, a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business.

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

         A breach of information security could negatively affect our earnings.

        Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet from internal sources and external, third party vendors. While to date we have not been subject to material cyber-attacks or other cyber incidents, we cannot guarantee all our systems are free from vulnerability to attack, despite safeguards we and our vendors have instituted. In addition, disruptions to our vendors' systems may arise from events that are wholly or partially beyond our and our vendors' control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we and our third-party vendors have instituted, information can be lost or misappropriated, resulting in financial losses or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings. In addition, our reputation could be damaged which could result in loss of customers, greater difficulty in attracting new customers, or an adverse effect on the value of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

        All properties out of which the Company operates are leased properties. As of December 31, 2014, the Company and its subsidiaries operated out of 33 leased facilities; 22 of which are leased for branch offices in the Washington, D.C. metro area: seven in Montgomery County, Maryland; 10 located in Northern Virginia; and five in the District of Columbia.

Maryland Branch Locations:

Bethesda Main Office
7815 Woodmont Avenue
Bethesda, Maryland 20814
Chevy Chase Office
15 Wisconsin Circle
Chevy Chase, Maryland 20815
Park Potomac Office
12505 Park Potomac Avenue
Potomac, Maryland 20854
Rockville Office
110 North Washington Street
Rockville, Maryland 20850
Rollins Avenue Office
130 Rollins Avenue
Rockville, Maryland 20852
Shady Grove Office
9600 Blackwell Road
Rockville, Maryland 20850
Silver Spring Office
8665-B Georgia Avenue
Silver Spring, Maryland 20910
Virginia Branch Locations:

Alexandria Office
277 S. Washington Street
Alexandria, Virginia 22314
Arlington Office
4040 N. Fairfax Drive
Arlington, Virginia 22203
Ballston Office
4420 N. Fairfax Drive
Arlington, Virginia 22203
K Street Office
2001 K Street, NW
Washington, D.C. 20006
Chantilly Office
13986 Metrotech Drive
Chantilly, Virginia 20151
Dulles Office
45745 Nokes Boulevard
Sterling, Virginia 20166
Fairfax Office
11166 Fairfax Boulevard
Fairfax, Virginia 22030
Merrifield Office
2905 District Avenue
Fairfax, Virginia 22201
Reston Office
12011 Sunset Hills Road
Reston, Virginia 20190
Rosslyn Office
1919 N. Lynn Street
Arlington, Virginia 22209
Tysons Corner Office
8245 Boone Boulevard
Tysons Corner, Virginia 22182
Washington, D.C. Branch Locations:

Dupont Circle Office
1228 Connecticut Avenue, NW
Washington, D.C. 20036
Gallery Place Office
700 7th Street, NW
Washington, D.C. 20001
Georgetown Office
1044 Wisconsin Avenue, NW
Washington, D.C. 20007
McPherson Square Office
1425 K Street, NW
Washington, D.C. 20005

Corporate Offices and Commercial Lending Centers:

Executive Offices and Commercial Lending Center
7830 Old Georgetown Road
Bethesda, Maryland 20814
Tysons Corner Corporate Offices/
Commercial Lending Center
8245 Boone Boulevard
Tysons Corner, Virginia 22182
K Street Corporate/ Commercial Lending Center
2001 K Street, NW
Washington, D.C. 20006
Residential Lending Centers:

Park Potomac Office—5th Floor
Residential Lending Center
12505 Park Potomac Avenue
Potomac, Maryland 20854
Reston Office
Residential Lending Center
12011 Sunset Hills Drive
Reston, Virginia 20190
Other Properties:

Operations Center
11961 Tech Road
Silver Spring, Maryland 20904

        The Bank leases an office facility in Bethesda at 7809 Woodmont Avenue, consisting of 6,406 square feet under a nine year lease (with options), which expires in April 2018. This facility is currently under sublease arrangements. Additionally, the Bank leases a 4,688 square foot office facility in Vienna Virginia, previously used for a branch office, and which is being marketed for sublease. The lease expires in January 2016. The Bank leases two office facilities, a 3,962 square foot facility and a 2,671 square foot facility in Chantilly, Virginia, previously used for a residential mortgage production office by Virginia Heritage, and which are being marketed for sublease.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time the Company and its subsidiaries are participants in various legal proceedings incidental to their business. In the opinion of management, the liabilities (if any) resulting from such legal proceedings will not have a material effect on the financial position of the Company.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY

        Market for Common Stock.    The Company's common stock is listed for trading on the NASDAQ Capital Market under the symbol "EGBN." Over the twelve month period ended December 31, 2014, the average daily trading volume amounted to approximately 82,382 shares, an increase from approximately 76,351 shares over the twelve month period ended December 31, 2013. No assurance can be given that a highly active trading market will develop or can be maintained. The following table sets forth the high and low sale prices for the common stock during each calendar quarter during the last two fiscal years, as adjusted for a 10% stock dividend paid on June 14, 2013. No cash dividends for common shareholders were declared during such periods. As of February 20, 2015, there were 30,482,979 shares of common stock outstanding, held by approximately 9,521 beneficial shareholders, including approximately 1,039 shareholders of record.

	2014		2013
Quarter	High	Low	High	Low
First	$37.00	$29.24	$20.91	$18.18
Second	$36.99	$30.22	$23.21	$18.13
Third	$35.48	$31.61	$28.45	$22.29
Fourth	$36.70	$30.94	$33.25	$26.04

        Dividends.    The Company does not currently pay a cash dividend on its common stock.

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

        Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2014 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

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

        The Company's ability to pay dividends on the common stock is also restricted by the provisions of the SBLF Preferred Stock. Under the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current quarter and for the next three quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach. The Company at December 31, 2014 was not in default of any obligations to declare and pay dividends on the SBLF Preferred Stock.

        Under the terms of the SBLF Preferred Stock, the Company may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, after payment of such dividend, the dollar amount of the Company's Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as set forth in the Articles Supplementary relating to the Series B Preferred Stock and Series C Preferred Stock, excluding any subsequent net charge-offs and any redemption of the Series B Preferred Stock or the Series C Preferred Stock (the "Tier 1 Dividend Threshold"). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in QSBL over the baseline level.

        Issuer Repurchase of Common Stock.    No shares of the Company's Common Stock were repurchased by or on behalf of the Company during 2014 or 2013.

        See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for "Securities Authorized for Issuance Under Equity Compensation Plans."

        Stock Price Performance.    The following table compares the cumulative total return on a hypothetical investment of $100 in the Company's common stock on December 31, 2009 through December 31, 2014, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period, including reinvestment of dividends.

Eagle Bancorp, Inc.

Total Return Performance

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Eagle Bancorp, Inc.	100.00	137.82	138.87	190.74	321.81	373.18
NASDAQ Stock Market Index-(U.S. Companies)	100.00	118.15	117.22	138.02	193.47	222.16
NASDAQ Bank Index	100.00	114.16	102.17	121.26	171.86	180.31

ITEM 6.    SELECTED FINANCIAL DATA

        The following table shows selected historical consolidated financial data for the Company. It should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report.

Use of Non-GAAP Financial Measures

        The information set forth below contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are "tangible common equity," and "tangible book value per common share." Our management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

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

	Years Ended December 31,
(dollars in thousands except per share data)	2014	2013	2012	2011	2010
Balance Sheets—Period End
Securities	$404,903	$389,405	$310,514	$324,053	$237,576
Loans held for sale	44,317	42,030	226,923	176,826	80,571
Loans	4,312,399	2,945,158	2,493,095	2,056,256	1,675,500
Allowance for credit losses	46,075	40,921	37,492	29,653	24,754
Intangible assets, net	109,908	3,510	3,785	4,145	4,188
Total assets	5,247,880	3,771,503	3,409,441	2,831,255	2,089,370
Deposits	4,310,768	3,225,414	2,897,222	2,392,095	1,726,798
Borrowings	280,420	119,771	140,638	152,662	146,884
Total liabilities	4,627,121	3,377,640	3,059,465	2,564,544	1,884,654
Preferred shareholders' equity	71,900	56,600	56,600	56,600	22,582
Common shareholders' equity	548,859	337,263	293,376	210,111	182,134
Total shareholders' equity	620,759	393,863	349,976	266,711	204,716
Tangible common equity(1)	438,951	333,753	289,591	205,966	177,946
Statements of Operations
Interest income	$191,573	$157,294	$141,943	$119,124	$96,658
Interest expense	13,095	12,504	14,414	20,077	19,832
Provision for credit losses	10,879	9,602	16,190	10,983	9,308
Noninterest income	18,345	24,716	21,364	13,501	9,242
Noninterest expense(2)	99,728	84,579	76,531	63,276	51,005
Income before taxes	86,216	75,325	56,172	38,289	25,755
Income tax expense	31,958	28,318	20,883	13,731	9,098
Net income(2)	54,258	47,007	35,289	24,558	16,657
Preferred dividends	614	566	566	1,511	1,299
Net income available to common shareholders(2)	53,644	46,441	34,723	23,047	15,358

	Years Ended December 31,
(dollars in thousands except per share data)	2014	2013	2012	2011	2010
Per Common Share Data(3)
Net income, basic(2)	$2.01	$1.81	$1.50	$1.05	$0.71
Net income, diluted(2)	1.95	1.76	1.46	1.04	0.70
Book value	18.21	13.03	11.62	9.57	8.41
Tangible book value(4)	14.56	12.89	11.47	9.38	8.21
Common shares outstanding	30,139,396	25,885,863	25,250,378	21,948,128	21,670,426
Weighted average common shares outstanding, basic	26,683,759	25,726,062	23,135,886	21,819,087	21,613,450
Ratios
Net interest margin	4.44%	4.30%	4.32%	3.99%	4.09%
Efficiency ratio(2)(5)	50.67%	49.90%	51.40%	56.22%	59.26%
Return on average assets(2)	1.31%	1.37%	1.18%	0.97%	0.86%
Return on average common equity(2)	13.50%	14.60%	14.14%	11.71%	8.74%
Total capital (to risk weighted assets)	12.97%	13.01%	12.20%	11.84%	11.64%
Tier 1 capital (to risk weighted assets)	10.39%	11.53%	10.80%	10.33%	9.91%
Tier 1 capital (to average assets)	10.69%	10.93%	10.44%	8.21%	9.32%
Asset Quality
Nonperforming assets and loans 90+ past due	$35,667	$33,927	$35,983	$36,019	$31,988
Nonperforming assets and loans 90+ past due to total assets	0.68%	0.90%	1.06%	1.27%	1.53%
Nonperforming loans to total loans	0.52%	0.84%	1.23%	1.59%	1.51%
Allowance for credit losses to loans	1.07%	1.39%	1.50%	1.44%	1.48%
Allowance for credit losses to nonperforming loans	205.30%	165.66%	122.19%	90.42%	97.89%
Net charge-offs	$5,724	$6,173	$8,351	$6,084	$5,173
Net charge-offs to average loans	0.17%	0.23%	0.37%	0.32%	0.35%

(1)
Tangible common equity, a non-GAAP financial measure, is defined as total common shareholders' equity reduced by goodwill and other intangible assets.

(2)
The reported figure includes the effect of $4.7 million and $3.2 million of merger related expenses ($3.5 million and $2.2 million net of tax) for the twelve and three months ended December 31, 2014. As the magnitude of the merger expenses distorts the operational results of the Company, we present in the GAAP reconciliation below and in the Management's Discussion and Analysis of Financial Condition and Results of Operations certain performance ratios excluding the effect of the merger expenses during the year and three months period ended December 31, 2014. We believe this information is important to enable shareholders and other interested parties to assess the core operational performance of the Company.

(3)
Presented giving retroactive effect to the 10% stock dividend paid on the common stock on June 14, 2013.

(4)
Tangible book value per common share, a non-GAAP financial measure, is defined as tangible common shareholders' equity divided by total common shares outstanding.

(5)
Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

	Years Ended December 31,
Non-GAAP Reconciliation (Unaudited) (dollars in thousands except per share data)	2014	2013	2012	2011	2010
Common shareholders' equity	$548,859	$337,263	$293,376	$210,111	$182,134
Less: Intangible assets	(109,908)	(3,510)	(3,785)	(4,145)	(4,188)

Tangible common equity	$438,951	$333,753	$289,591	$205,966	$177,946

Book value per common share	$18.21	$13.03	$11.62	$9.57	$8.41
Less: Intangible book value per common share	(3.65)	(0.14)	(0.15)	(0.19)	(0.20)

Tangible book value per common share	$14.56	$12.89	$11.47	$9.38	$8.21

Non-GAAP Reconciliation (Unaudited) (dollars in thousands except per share data)	December 31, 2014	December 31, 2013
Common shareholders' equity	$548,859	$337,263
Less: Intangible assets	(109,908)	(3,510)

Tangible common equity	$438,951	$333,753

Book value per common share	$18.21	$13.03
Less: Intangible book value per common share	(3.65)	(0.14)

Tangible book value per common share	$14.56	$12.89

Total assets	$5,247,880	$3,771,503
Less: Intangible assets	(109,908)	(3,510)

Tangible assets	$5,137,972	$3,767,993

Tangible common equity ratio	8.54%	8.86%

Non-GAAP Reconciliation (Unaudited) (dollars in thousands except per share data)	Twelve Months Ended December 31, 2014	Three Months Ended December 31, 2014
Net income	$54,258	$14,727
Adjustments to net income
Merger-related expenses, net of tax	3,472	2,173

Operating net income	$57,730	$16,900

Net income available to common shareholders	$53,644	$14,547
Adjustments to net income available to common shareholders
Merger-related expenses, net of tax	3,472	2,173

Operating earnings	$57,116	$16,720

Earnings per weighted average common share, basic	$2.01	$0.51
Adjustments to earnings per weighted average common share, basic
Merger-related expenses, net of tax	0.13	0.08

Operating earnings per weighted average common share, basic	$2.14	$0.59

Earnings per weighted average common share, diluted	$1.95	$0.49
Adjustments to earnings per weighted average common share, diluted
Merger-related expenses, net of tax	0.13	0.07

Operating earnings per weighted average common share, diluted	$2.08	$0.56

Summary Operating Results:
Noninterest expense	$99,728	$29,352
Merger-related expenses	4,699	3,239

Adjusted noninterest expense	$95,029	$26,113

Adjusted efficiency ratio	48.28%	45.71%
Adjusted noninterest expense as a % of average assets	2.30%	2.14%
Return on average assets
Net income	$54,258	$14,727
Adjustments to net income
Merger-related expenses, net of tax	3,472	2,173

Operating net income	$57,730	$16,900

Adjusted return on average assets	1.40%	1.38%
Return on average common equity
Net income available to common shareholders	$53,644	$14,547
Adjustments to net income available to common shareholders
Merger-related expenses, net of tax	3,472	2,173

Operating earnings	$57,116	$16,720

Adjusted return on average common equity	14.38%	13.43%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company. The Company's primary subsidiaries are the Bank, Bethesda Leasing, LLC, Eagle Insurance Services, LLC, and ECV. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.

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

  •
  Results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets;

  •
  Changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;

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

GENERAL

        The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland, which has completed sixteen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company's primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twenty two branch offices, including ten in Northern Virginia, seven in Montgomery County, Maryland, and five in Washington, D.C.

        The Bank offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank's market area. The Bank emphasizes providing commercial banking services to sole proprietors, small, medium sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, "NOW" accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages Other Real Estate Owned ("OREO") assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with two third parties. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and/or construction of real estate projects. ECV lending involves higher levels of risk, together with commensurate expected returns.

        Throughout 2014, economic conditions in the U.S. economy were quite mixed as monthly reports fluctuated from generally good to weak with sub-par economic growth being a persistent theme. Actual GDP growth in 2014 in the U.S. was slightly below expectations while worldwide growth was very anemic with European Union growth being close to zero. The U.S. official unemployment levels declined throughout 2014 but were impacted significantly by a much lower job participation level. Arguably, the lack of solid job growth weighed heavily on Federal Reserve monetary policy, which continued short-term interest rates at historically low levels while exiting quantitative easing policies (i.e. purchase of U.S. Treasury and mortgage backed securities) by year-end 2014. Longer-term U.S. interest rates fell on average for each quarter of 2014, with the ten year U.S. Treasury rate ending the year at 2.17% as compared to 3.03% at December 31, 2013. These lower long-term interest rates were a function of both a flight to quality in U.S. Treasury securities, as persistent weaknesses continued in European Union economies generally, along with geopolitical risks, combined with very low inflation levels and inflation expectations worldwide. In fact, fear of deflation existed in Japan and parts of Europe. Additionally, substantially lower energy prices brought about by enhanced production in the U.S. was a key driver of economic and currency factors in 2014. As the ten year U.S. Treasury rate subsided throughout 2014, the volume of residential lending increased in the latter half of the year. Overall, real estate values were stable to increasing in 2014 as interest rates declined and personal income levels rose modestly. Additionally, continued political gridlock in Washington, D.C. over concerns of public debt and deficits, tax policy and spending levels persisted in 2014, which resulted in a continued heighted level of business uncertainty with respect to everyday economic activity. Such uncertainty kept private investment weak throughout 2014 and average liquidity very high. As we moved through 2014, the yield curve flattened as average short term interest rates increased in each quarter of 2014, and longer term rates decreased in part due to the market's expectation of the Federal Reserve beginning a path of increasing the federal funds rate after ending its quantitative easing programs. Even considering the impact of lower federal government spending in 2014, the Company's primary market, the Washington, D.C. metropolitan area, has been relatively less impacted by recessionary type forces than other parts of the country, due to growth in the private sector. Private sector growth was attributable in part to a diverse economy including a large healthcare component, substantial business services, and a highly educated work force.

        During 2014, the Company enhanced its marketplace positioning by remaining proactive in growing client relationships and expanding its presence in the Northern Virginia sub-market with the acquisition of Virginia Heritage. The Company has had the financial resources to meet, and has remained committed to meeting, the credit needs of its community, resulting in substantial growth in the Bank's loan portfolio during 2014. Furthermore, the Company's capital position was enhanced in 2014 by very strong and consistent earnings and a successful subordinated debt offering in August 2014. The Company believes its strategies of remaining growth oriented, adding talented staff and maintaining focus on seeking quality lending and deposit relationships has proven successful and is evidenced in its financial and performance ratios. Additionally, the Company believes such focus and strategy of relationship building has fostered future growth opportunities. At December 31, 2014, the Company had aggregate assets of approximately $5.2 billion, loans and deposits in excess of $4.3 billion and twenty two branches in the Washington, D.C. metropolitan area.

        Operating in this economic environment, the Bank was able to produce good growth in deposits and loans in 2014, both from organic growth and Merger related growth. Additionally, the Bank was able to grow its net interest spread earnings substantially, maintain a solid position regarding asset quality and generate enhanced operating leverage due to its seasoned and professional staff. The Company increased net income in each quarter of 2014, continuing a trend of consecutive quarters of increasing net earnings dating to the first quarter of 2009.

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

        Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

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

RESULTS OF OPERATIONS

Overview

        Due to the Merger, the Company incurred various merger related expenses in 2014, which make it difficult for readers to analyze the Company's core operating earnings. For comparison purposes, the Company provides parenthetically in the discussion below the operating amounts and ratios which it feels are more useful to the reader. For a reconciliation of these non-GAAP financial measures to the GAAP equivalents, please refer to footnote 2 to the Selected Financial Data appearing at Item 6 of this report.

        For the year ended December 31, 2014, the Company's net income was $54.3 million ($57.7 million on an operating basis), a 15% increase (23% on an operating basis) over the $47.0 million for the year ended December 31, 2013. Net income available to common shareholders was $53.6 million ($57.1 million on an operating basis) as compared to $46.4 million for 2013, a 16% increase (23% on an operating basis).

        Net income per basic and diluted common share for the year ended December 31, 2014 was $2.01 and $1.95, respectively ($2.14 per basic common share and $2.08 per diluted common share on an operating basis), as compared to $1.81 per basic common share and $1.76 per diluted common share for 2013, an 11% increase per basic and diluted share (18% on an operating basis per basic and diluted share).

        For the three months ended December 31, 2014, the Company reported net income of $14.7 million ($16.9 million on an operating basis), a 23% increase on a net income basis (41% on an operating basis) over the $12.0 million net income for the three months ended December 31, 2013. Net income available to common shareholders for the three months ended December 31, 2014 increased 23% (41% increase on an operating basis) to $14.5 million ($16.7 million on an operating basis) as compared to $11.9 million for the same period in 2013.

        Net income per basic and diluted common share for the three months ended December 31, 2014 was $0.51 and $0.49, respectively ($0.59 per basic common share and $0.56 per diluted common share on an operating basis), as compared to $0.46 per basic common share and $0.45 per diluted common share for the same period in 2013.

        For the year ended December 31, 2014, the Company reported a return on average assets ("ROAA") of 1.31% (1.40% on an operating basis) as compared to 1.37% for the year ended December 31, 2013, while the return on average common equity ("ROAE") was 13.50% (14.38% on an operating basis), as compared to 14.60% for the year ended December 31, 2013.

        For the three months ended December 31, 2014, the Company reported an annualized ROAA of 1.21% (1.38% on an operating basis) as compared to 1.33% for the three months ended December 31, 2013. The annualized ROAE for the three months ended December 31, 2014 was 11.68% (13.43% on an operating basis), as compared to 14.07% for the three months ended December 31, 2013.

        The Company's earnings are largely dependent on net interest income, the difference between interest income and interest expense, which represented 91% and 85% of total revenue (defined as net interest income plus noninterest income) for the full year in 2014 and 2013, respectively.

        The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, increased 14 basis points from 4.30% for the year ended December 31, 2013 to 4.44% for the year ended December 31, 2014. For 2014, the Company maintained its loan portfolio yields relatively close to 2013 levels (5.37% versus 5.51%) due to disciplined loan pricing practices, and reduced its cost of funds (0.33% versus 0.37%), while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. Average earning assets yields were higher by 10 basis points (4.77% versus 4.67%). This increase in average earning asset yields compares to a decline of 7 basis points (from 0.56% to 0.49%) in the cost of interest bearing liabilities. A higher mix of average loans as a percentage of total earning assets (from 79% to 84%) and lower average liquidity during the year ended December 31, 2014, as compared to the same period in 2013, were the primary contributors to the increase in average earning asset yields in 2014 versus 2013.

        The net interest spread increased by 17 basis points for the year ended December 31, 2014 (4.28% versus 4.11%) as compared to 2013, as the Company has managed its cost of funds aggressively and been extremely disciplined in setting new loan rates. The benefit of noninterest sources funding earning assets declined by 3 basis points from 19 basis points to 16 basis points for the year ended December 31, 2014 and 2013, respectively. The combination of a 17 basis point increase in the net interest spread and a 3 basis point decline in the value of noninterest sources resulted in the 14 basis point increase in the net interest margin for the year ended December 31, 2014 as compared to the same period in 2013.

        For the three months ended December 31, 2014 and 2013, the ratio of average interest bearing liabilities to average earning assets was 66%. For the three months ended December 31, 2014 average loan yields declined by 11 basis points from 5.40% to 5.29% and average investment yields increased by 1 basis point from 2.29% to 2.30%. Additionally, due to an increase in the mix of higher yielding earning assets in the three months ended December 31, 2014, as compared to the same period in 2013, the average rate on earning assets for the three months ended December 31, 2014 increased from 4.74% to 4.78% as compared to the same period in 2013. The cost of interest bearing liabilities for the three months ended December 31, 2014 as compared to the same period in 2013 increased by 4 basis points from 0.51% to

0.55%. The net interest spread was 4.23% for the three months ended December 31, 2014 and 2013. The net interest margin increased 2 basis points from 4.40% for the three months ended December 31, 2013 to 4.42% for the three months ended December 31, 2014. The benefit of noninterest sources funding earning assets increased from 17 basis points for the three months ended December 31, 2013 to 19 basis points for same period in 2014. The combination of no change in the net interest spread and 2 basis points increase in the value of noninterest sources resulted in the 2 basis point increase in the net interest margin.

        The Company believes it effectively managed its net interest margin and net interest income during 2014 as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance during 2014 as net interest income (at 91%) represents the most significant component of the Company's revenues.

        In order to fund growth in average loans of 24% over the year ended December 31, 2014 as compared to the same period in 2013, as well as sustain significant liquidity, the Company has relied primarily upon core deposit growth, while decreasing the levels of brokered and wholesale deposits as compared to total deposits. The major component of the growth in core deposits has been growth in money market accounts and noninterest bearing deposits primarily as a result of effectively building new and enhanced client relationships. Average growth of total deposits was 21% for the year of 2014 as compared to the same period in 2013.

        In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 79% of average earning assets for the year ended December 31, 2013, to 84% of average earning assets for the year ended December 31, 2014. The lower growth of average funding sources as compared to loans has reduced average liquidity to the balance sheet for 2014 as compared to 2013 ($208 million as compared to $280 million). For the year ended December 31, 2014, as compared to the same period in 2013, average loans, excluding loans held for sale, increased $717 million, a 27% increase. The increase in average loans for 2014 as compared to 2013 was primarily attributable to growth in commercial real estate loans and commercial loans. As noted above, increases in average deposits for the year of 2014, as compared to the year of 2013, is attributable to growth in money market accounts and noninterest bearing deposits. Average investment securities for the year ended December 31, 2014 and 2013 amounted to 10% of average earning assets. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 6% of average earning assets for 2014 as compared to 11% for 2013.

        The provision for credit losses was $10.9 million for the year ended December 31, 2014 as compared to $9.6 million for the year ended December 31, 2013. The higher provisioning for the year ended December 31, 2014 as compared to the same period in 2013 was due to higher loan growth. For the year ended December 31, 2014 net charge-offs totaled $5.7 million (0.17% of average loans) compared to $6.2 million (0.23% of average loans) for the year ended December 31, 2013. Net charge-offs for the year ended December 31, 2014 were attributable primarily to land development and construction loans ($2.6 million), commercial and industrial loans ($1.7 million), owner occupied-commercial real estate loans ($745 thousand) and real estate mortgage residential, home equity and other consumer ($606 thousand).

        The provision for credit losses was $3.7 million for the three months ended December 31, 2014 as compared to $2.5 million for the three months ended December 31, 2013. The higher provisioning in the fourth quarter of 2014, as compared to the fourth quarter of 2013, was due primarily to higher net charge-offs. Net charge-offs of $2.6 million in the fourth quarter of 2014 represented an annualized 0.26% of average loans, excluding loans held for sale, as compared to $1.3 million or an annualized 0.18% of average loans, excluding loans held for sale, in the fourth quarter of 2013. Charge-offs in the fourth quarter of 2014 were attributable primarily to land development and construction loans ($1.3 million), owner occupied-commercial real estate loans ($717 thousand) and commercial and industrial loans ($486 thousand).

        At December 31, 2014, the allowance for credit losses represented 1.07% of loans outstanding, as compared to 1.39% at December 31, 2013. The decrease in the allowance for credit losses as a percentage of total loans at December 31, 2014, as compared to December 31, 2013, from 1.39% to 1.07%, respectively, was due to accounting for the loans acquired from Virginia Heritage at fair value. As a result, the acquired loans will not have any allowance component attributed against them, except to the extent of future deterioration, if any. The credit mark recorded in connection with the Merger was 1.59% of loans acquired, or approximately $12.8 million, which represents expected lifetime losses on the acquired loan portfolio. The allowance for credit losses was 205% of nonperforming loans at December 31, 2014, as compared to 166% at December 31, 2013.

        Total noninterest income for the year ended December 31, 2014 decreased to $18.3 million from $24.7 million for the year ended December 31, 2013, a 26% decrease. This decrease was primarily due to a decline of $6.9 million in gains on the sale of residential mortgage loans due to lower origination and sales volume, and a decrease of $791 thousand in income from sales of SBA loans. This decrease was partially offset by an increase of $299 thousand in service charges on deposits and an increase in income of $563 thousand from Bank Owned Life Insurance ("BOLI"). There were $22 thousand of investment securities gains recorded for the year of 2014, as compared to $19 thousand of investment securities gains for the year of 2013.

        Total noninterest income for the three months ended December 31, 2014 increased to $5.3 million from $4.3 million for the three months ended December 31, 2013, a 23% increase. This increase was primarily due to an increase of $992 thousand in gains on the sale of residential mortgage loans due to higher origination volume and a decrease of $15 thousand in income from sales of SBA loans. There were $12 thousand of investment securities gains recorded for the fourth quarter of 2014, as compared to $4 thousand of investment securities losses for the fourth quarter of 2013.

        The efficiency ratio, which measures the ratio of noninterest expense to total revenue, remained favorable at 50.67% (48.28% on an operating basis) for the year ended December 31, 2014 as compared to 49.90% for the same period in 2013. Total noninterest expenses for the year ended 2014 were $99.7 million ($95.0 million on an operating basis) compared to $84.6 million for 2013, an 18% increase (12% on an operating basis). Cost increases for salaries and employee benefits were $9.8 million, due primarily to additional personnel acquired in the merger, to merit increases, higher benefit costs and higher incentive compensation. Premises and equipment expenses were $1.4 million higher, due to costs of additional branches and office space acquired in the merger, and to normal increases in leasing costs. Legal, accounting and professional fees increased by $470 thousand. The decrease in other expenses of $1.8 million was due to lower OREO expenses and a decrease in other losses. For 2014, expenses of $4.7 million were specifically attributable to the merger with Virginia Heritage. As a percentage of average assets, total noninterest expense was 2.41% (2.30% on an operating basis) for the year of 2014 as compared to 2.46% for the same period in 2013.

        Noninterest expenses totaled $29.4 million ($26.1 million on an operating basis) for the three months ended December 31, 2014, as compared to $21.5 million for the three months ended December 31, 2013, a 36% increase (21% increase on an operating basis). Cost increases for salaries and benefits were $2.9 million, due primarily to increased staff from the merger, merit increases, employee benefit expense increases and incentive compensation. Premises and equipment expenses were $773 thousand higher, due to costs of additional branches and office space acquired in the merger and to increases in leasing costs. Data processing expense increased $124 thousand primarily due to increases associated with the merger and higher network expenses. Legal, accounting and professional fees increased by $183 thousand. Merger related expenses attributable to the merger with Virginia Heritage were $3.2 million for the quarter. As a percentage of average assets, total noninterest expense (annualized) was 2.40% (2.14% on an operating basis) for the fourth quarter of 2014 as compared to 2.39% for the same period in 2013. The efficiency ratio was 51.38% (45.71% on an operating basis) for the fourth quarter of 2014, as compared to 50.03% for the fourth quarter of 2013.

        The ratio of common equity to total assets increased from 8.94% at December 31, 2013 to 10.46% at December 31, 2014 due to growth from earnings and the issuance of new common equity to consummate the Merger. As discussed below, the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

        Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, loans held for sale, investment securities, and interest bearing deposits with banks. The cost of funds comprises interest expense on deposits, customer repurchase agreements and other borrowings, which are federal funds purchased and advances from the FHLB. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income. Net interest income in 2014 was $178.5 million compared to $144.8 million in 2013 and $127.5 million in 2012. For the three months ended December 31, 2014, net interest income was $51.8 million as compared to $38.7 million and $34.7 million for the same periods in 2013 and 2012, respectively.

        For the year ended December 31, 2014, net interest income increased 23% over the same period for 2013. Average loans increased $717 million and average deposits increased by $599 million. The net interest margin was 4.44% for the year ended December 31, 2014, as compared to 4.30% for the same period in 2013. The Company has been able to maintain its loan yields in 2014 relatively close to 2013 levels due to loan pricing practices, and has been able to reduce its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable.

        Net interest income increased 34% for the three months ended December 31, 2014 over the same period for 2013. Average loans increased $1.1 billion and average deposits increased by $987 million. For the three months ended December 31, 2014 the net interest margin was 4.42% as compared to 4.40% for the same three months in 2013.

        The tables below present the average balances and rates of the various categories of the Company's assets and liabilities for the years and three months ended December 31, 2014, 2013 and 2012. Included in the tables is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

	Years Ended December 31,
	2014			2013			2012
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$207,530	$496	0.24%	$280,399	$689	0.25%	$186,157	$475	0.26%
Loans held for sale	33,541	1,337	3.99%	90,161	3,140	3.48%	140,167	4,945	3.53%
Loans(1)(2)	3,361,696	180,438	5.37%	2,644,892	145,661	5.51%	2,281,027	129,655	5.68%
Investment securities available for sale(2)	401,153	9,286	2.31%	348,143	7,792	2.24%	330,670	6,824	2.06%
Federal funds sold	9,205	16	0.17%	6,871	12	0.17%	15,396	44	0.29%

Total interest earning assets	4,013,125	191,573	4.77%	3,370,466	157,294	4.67%	2,953,417	141,943	4.81%

Noninterest earning assets	160,543			107,844			77,827
Less: allowance for credit losses	43,173			39,207			33,250

Total noninterest earning assets	117,370			68,637			44,577

Total Assets	$4,130,495			$3,439,103			$2,997,994

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Interest bearing transaction	$119,835	$178	0.15%	$103,763	$298	0.29%	$94,848	$289	0.30%
Savings and money market	1,950,138	6,265	0.32%	1,516,699	5,765	0.38%	1,183,402	5,946	0.50%
Time deposits	449,108	3,195	0.71%	481,576	4,551	0.95%	481,661	5,822	1.21%

Total interest bearing deposits	2,519,081	9,638	0.38%	2,102,038	10,614	0.50%	1,759,911	12,057	0.69%
Customer repurchase agreements and federal funds purchased	63,490	143	0.23%	94,566	254	0.27%	96,141	325	0.34%
Other short-term borrowings	7,288	31	0.42%	30	—	—	697	3	—
Long-term borrowings	77,081	3,283	4.20%	39,300	1,636	4.11%	46,704	2,029	4.27%

Total interest bearing liabilities	2,666,940	13,095	0.49%	2,235,934	12,504	0.56%	1,903,453	14,414	0.76%

Noninterest bearing liabilities:
Noninterest bearing demand	994,007			811,757			781,240
Other liabilities	12,925			16,709			11,067

Total noninterest bearing liabilities	1,006,932			828,466			792,307

Shareholders' equity	456,623			374,703			302,234

Total Liabilities and Shareholders' Equity	$4,130,495			$3,439,103			$2,997,994

Net interest income		$178,478			$144,790			$127,529

Net interest spread			4.28%			4.11%			4.05%
Net interest margin			4.44%			4.30%			4.32%

(1)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $11.5 million, $7.9 million and $5.5 million for the year ended December 31, 2014, 2013, and 2012 respectively.

(2)
Interest and fees on loans and investments exclude tax equivalent adjustments.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

	Three Months Ended December 31,
	2014			2013			2012
(dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$202,182	$117	0.23%	$204,193	$125	0.24%	$258,577	$177	0.27%
Loans held for sale	39,387	381	3.87%	27,767	282	4.06%	186,122	1,600	3.44%
Loans(1)(2)	3,993,020	53,213	5.29%	2,867,955	39,040	5.40%	2,442,418	34,839	5.67%
Investment securities available for sale(2)	409,627	2,375	2.30%	380,689	2,203	2.29%	310,851	1,545	1.98%
Federal funds sold	10,207	5	0.19%	4,942	2	0.16%	5,494	3	0.22%

Total interest earning assets	4,654,423	56,091	4.78%	3,485,546	41,652	4.74%	3,203,462	38,164	4.74%

Noninterest earning assets	234,775			131,249			80,580
Less: allowance for credit losses	44,789			40,080			36,544

Total noninterest earning assets	189,986			91,169			44,036

Total Assets	$4,844,409			$3,576,715			$3,247,498

Liabilities and Shareholders' Equity
Interest bearing liabilities:
Interest bearing transaction	$132,516	$43	0.13%	$104,466	$71	0.27%	$110,688	$93	0.33%
Savings and money market	2,111,968	1,682	0.32%	1,621,712	1,471	0.36%	1,312,792	1,528	0.46%
Time deposits	594,850	988	0.66%	448,838	950	0.84%	471,591	1,306	1.10%

Total interest bearing deposits	2,839,334	2,713	0.38%	2,175,016	2,492	0.45%	1,895,071	2,927	0.61%
Customer repurchase agreements and federal funds purchased	62,663	36	0.22%	87,084	57	0.26%	97,622	75	0.31%
Other short-term borrowings	28,916	31	0.42%	25	—	—	603	1	—
Long-term borrowings	145,822	1,495	4.01%	39,300	389	3.86%	39,300	424	4.22%

Total interest bearing liabilities	3,076,735	4,275	0.55%	2,301,425	2,938	0.51%	2,032,596	3,427	0.67%

Noninterest bearing liabilities:
Noninterest bearing demand	1,186,566			863,933			853,496
Other liabilities	19,641			20,321			18,005

Total noninterest bearing liabilities	1,206,207			884,254			871,501

Shareholders' equity	561,467			391,036			343,401

Total Liabilities and Shareholders' Equity	$4,844,409			$3,576,715			$3,247,498

Net interest income		$51,816			$38,714			$34,737

Net interest spread			4.23%			4.23%			4.07%
Net interest margin			4.42%			4.40%			4.31%

(1)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.1 million, $2.3 million and $1.7 million for the three months ended December 31, 2014, 2013, and 2012 respectively.

(2)
Interest and fees on loans and investments exclude tax equivalent adjustments.

Rate/Volume Analysis of Net Interest Income

        The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2014 as compared to 2013 was primarily a function of an increase in the volume of earning assets. For 2013 over 2012, the change was due to an increase in the volume of earning assets, and lower funding costs offsetting the decrease in interest income on earning assets.

	2014 compared with 2013			2013 compared with 2012
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$39,476	$(4,699)	$34,777	$20,682	$(4,676)	$16,006
Loans held for sale	(1,972)	169	(1,803)	(1,764)	(41)	(1,805)
Investment securities	1,186	308	1,494	361	607	968
Interest bearing bank deposits	(179)	(14)	(193)	240	(26)	214
Federal funds sold	4	0	4	(24)	(8)	(32)

Total interest income	38,515	(4,236)	34,279	19,495	(4,144)	15,351

Interest paid on
Interest bearing transaction	46	(166)	(120)	27	(18)	9
Savings and money market	1,648	(1,148)	500	1,675	(1,856)	(181)
Time deposits	(307)	(1,049)	(1,356)	(1)	(1,270)	(1,271)
Customer repurchase agreements	(83)	(28)	(111)	(5)	(66)	(71)
Other borrowings	1,573	105	1,678	(325)	(71)	(396)

Total interest expense	2,877	(2,286)	591	1,371	(3,281)	(1,910)

Net interest income	$35,638	$(1,950)	$33,688	$18,124	$(863)	$17,261

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consulting firm, support management's assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption "Critical Accounting Policies" for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table under "Allowance for Credit Losses" at page 62, which reflects the comparative charge-offs and recoveries.

        The allowance for credit losses increased $5.2 million as of December 31, 2014 as compared to December 31, 2013, reflecting $10.9 million in provision for credit losses and $5.7 million in net charge-offs during 2014. The provision for credit losses was $10.9 million for 2014 as compared to $9.6 million in 2013. The higher provisioning for the year ended December 31, 2014 as compared to the same period in 2013 was due to higher loan growth. Net charge-offs totaled $5.7 million (0.17% of average loans, excluding loans held for sale) for the year ended December 31, 2014 compared to $6.2 million (0.23% of average loans, excluding loans held for sale) for the year ended December 31, 2013, a dollar decline of 8%. Net charge-offs for the year ended December 31, 2014, were attributable primarily to land development and construction loans ($2.6 million), commercial and industrial loans ($1.7 million), owner occupied-commercial real estate loans ($745 thousand) and real estate mortgage residential, home equity and other consumer ($606 thousand).

        The provision for credit losses was $3.7 million for the three months ended December 31, 2014 as compared to $2.5 million for the three months ended December 31, 2013. The higher provisioning in the fourth quarter of 2014, as compared to the fourth quarter of 2013, was due primarily to higher net charge-offs. Net charge-offs of $2.6 million in the fourth quarter of 2014 represented 0.26% of average loans, excluding loans held for sale, as compared to $1.3 million or 0.18% of average loans, excluding loans held for sale, in the fourth quarter of 2013. Net charge-offs in the fourth quarter of 2014 were attributable primarily to land development and construction loans ($1.3 million), owner occupied commercial real estate loans ($717 thousand) and commercial and industrial loans ($486 thousand).

        At December 31, 2014 the allowance for credit losses represented 1.07% of loans outstanding, as compared to 1.39% at December 31, 2013. The decline in the ratio of the allowance for credit losses to total loans was due to accounting for the loans acquired from Virginia Heritage at fair value. As a result, the acquired loans will not have any allowance component attributed against them, except to the extent of future deterioration, if any. The credit mark recorded in connection with the merger was 1.59% of loans acquired, or approximately $12.8 million, which represents expected lifetime losses on the acquired loan portfolio. The allowance for credit losses represented 205% of nonperforming loans at December 31, 2014, as compared to 166% at December 31, 2013.

        As part of its comprehensive loan review process, the Bank's Board of Directors and Loan Committee or Credit Review Committee carefully evaluate loans which are past-due 30 days or more. The Committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are ninety days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk requiring additional reserves.

        The maintenance of a high quality loan portfolio, with an adequate allowance for possible credit losses, will continue to be a primary management objective for the Company.

Noninterest Income

        Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investments, income from BOLI and other income.

        Total noninterest income for the year ended December 31, 2014 decreased to $18.3 million from $24.7 million for the year ended December 31, 2013, a 26% decrease. This decrease was primarily due to a decline of $6.9 million in gains on the sale of residential mortgage loans due to lower origination and sales volume, and a decrease of $791 thousand in income from sales of SBA loans. This decrease was partially offset by a $299 thousand increase from service charges on deposits and a $563 thousand increase from BOLI. There were $22 thousand of investment securities gains recorded for the year of 2014, as compared to $19 thousand of investment securities gains for the year of 2013.

        Total noninterest income for the three months ended December 31, 2014 increased to $5.3 million from $4.3 million for the three months ended December 31, 2013, a 23% increase. This increase was primarily due to an increase of $992 thousand in gains on the sale of residential mortgage loans due to higher origination volume and a decrease of $15 thousand in income from sales of SBA loans. There were $12 thousand of investment securities gains recorded for the fourth quarter of 2014, as compared to $4 thousand of investment securities losses for the fourth quarter of 2013.

        For the year ended December 31, 2014, service charges on deposit accounts increased $299 thousand to $4.9 million from $4.6 million, an increase of 7% over 2013. For the three months ended December 31, 2014, service charges on deposit accounts increased $12 thousand to $1.3 million compared to the same period in 2013, an increase of 1%. This increase in service charges for the year and three months ended December 31, 2014 was primarily related to growth in the number of accounts.

        Gain on sale of loans consists of SBA and residential mortgage loans. For the year ended December 31, 2014, gain on sale of loans decreased from $14.6 million to $6.9 million compared to the same period in 2013. For the three months ended December 31, 2014, gain on sale of loans increased from $1.2 million to $2.2 million compared to the same period in 2013.

        The Company originates residential mortgage loans and utilizes both "mandatory delivery" and "best efforts" forward loan sale commitments to sell those loans, servicing released. Sales of these mortgage loans yielded gains of $5.6 million for the year ended December 31, 2014 compared to $12.5 million in the same period in 2013, as refinancing activity declined beginning in the third quarter of 2013 due to increases in interest rates. For the three months ended December 31, 2014 and 2013 gains on the sales of residential mortgages were $2.0 million and $1.0 million, respectively. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve for possible repurchases. The reserve amounted to $101 thousand at December 31, 2014 and is included in other liabilities on the Consolidated Balance Sheets. There were no repurchases due to fraud by the borrower during the year ended December 31, 2014. The Bank does not originate "sub-prime" loans and has no exposure to this market segment.

        The Company is an originator of SBA loans and its current practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $1.3 million and $186 thousand for the year and three months ended December 31, 2014 compared to $2.1 million and $202 thousand for the same periods in 2013. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

        Other income totaled $5.2 million for the year ended December 31, 2014 as compared to $4.8 million for the same period in 2013, an increase of 10%. ATM fees increased from $1.1 million for the year ended December 31, 2013, to $1.2 million for the year ended December 31, 2014, an 11% increase. SBA service fees increased from $74 thousand for the year ended December 31, 2013 to $260 thousand for the year ended December 31, 2014, a 254% increase. Noninterest loan fees increased from $2.5 million for the year ended December 31, 2013 to $2.8 million for the same period in 2014, a 14% increase. Other noninterest fee income was $1.0 million for 2014 compared to $1.2 million for 2013, a 16% decrease. Other income totaled $1.5 million for both the three months periods ended December 31, 2014 and 2013.

        The increase in the cash surrender value of BOLI to $56.6 million at December 31, 2014, as compared to $39.7 million at December 31, 2013 was due primarily to the acquisition of approximately $15.8 million in BOLI as a result of the Merger.

        Net investment gains amounted to $22 thousand for the year ended December 31, 2014 compared to $19 thousand for the year ended December 31, 2013. For the three months ended December 31, 2013 net investment gains amounted to $12 thousand compared to net investment losses of $4 thousand for the same period in 2013.

Noninterest Expense

        Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance premiums and other expenses.

        Total noninterest expenses for the year ended December 31, 2014 were $99.7 million ($95.0 million on an operating basis) compared to $84.6 million for the same period in 2013, an 18% increase (12% on an operating basis). For the three months ended December 31, 2014, total noninterest expenses totaled $29.4 million ($26.1 million on an operating basis), as compared to $21.5 million for the three months ended December 31, 2013, a 36% increase (21% increase on an operating basis).

        Salaries and employee benefits were $57.3 million for the year ended December 31, 2014, as compared to $47.5 million for the same period in 2013, a 21% increase. For the three months ended December 31, 2014, salaries and employee benefits amounted to $15.7 million, as compared to $12.8 million for the same period in 2013, a 23% increase. Cost increases for salaries and benefits for both the year and three month periods were due primarily to increased staff from the Merger, merit increases, employee benefit expense increases and incentive compensation. At December 31, 2014, the Company's staff numbered 427, as compared to 386 at December 31, 2013 and 393 at December 31, 2012.

        Premises and equipment expenses amounted to $13.3 million for the year ended December 31, 2014 as compared to $11.9 million for the same period in 2013, a 12% increase. Premises and equipment expenses amounted to $3.7 million for the three months ended December 31, 2014 as compared to $3.0 million for the same period in 2013, a 26% increase. For both the year and three month periods, premises and equipment expenses were higher due to costs of additional branches and office space acquired in the Merger and to increases in leasing costs. For the year and three months ended December 31, 2014, the Company recognized $114 thousand and $30 thousand, respectively, of sublease revenue as compared to $57 thousand and $20 thousand for the same period in 2013. The sublease revenue is a direct offset of premises and equipment expenses.

        Marketing and advertising expenses increased from $1.7 million for the year ended December 31, 2013 to $2.0 million for 2014, an increase of 19%. Marketing and advertising expenses increased from $519 thousand for the three months ended December 31, 2013 to $578 thousand for the same period in 2014, an 11% increase. The primary reason for the increase in both the year and three month periods in 2014 was more expansive third party marketing support from a new full-service marketing agency. The scope of the services has also expanded to include the redesign of the Bank's website and various social media platforms.

        Data processing expenses increased from $5.9 million for the year ended December 31, 2013 to $6.2 million for 2014, an increase of 4%. Data processing expenses increased from $1.4 million for the three months ended December 31, 2013 to $1.6 million for the same period in 2014, a 9% increase. The increase in expense for the year and three months ended December 31, 2014 as compared to the same periods in 2013 was due to increases associated with the Merger and higher network expenses.

        Legal, accounting and professional fees were $3.4 million for the year ended December 31, 2014, as compared to $3.0 million for 2013, an increase of 16%. Legal, accounting and professional fees were $743 thousand for the three months ended December 31, 2013, as compared to $926 thousand for the comparable period in 2014, a 25% increase. The increase for the year and three months ended December 31, 2014 as compared to the same periods in 2013 was primarily due to increases in professional and consulting fees and collection costs related to problem loans.

        FDIC insurance premiums increased $70 thousand to $2.3 million for the year ended December 31, 2014, an increase of 3% compared to 2013 due to average asset growth. For the three months ended December 31, 2014, FDIC insurance premiums amounted to $653 thousand as compared to $483 thousand for the same period in 2013, a 35% increase due to average asset growth.

        Other expenses decreased to $10.5 million for the year ended December 31, 2014 from $12.4 million for the same period in 2013, a decrease of 15%. For the three months ended December 31, 2014, other expenses amounted to $2.9 million as compared to $2.6 million for the same period in 2013, an increase of 13%. The major components of cost in this category include insurance expenses, deposit fees, director fees, OREO expenses and Virginia franchise taxes. The increase for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to an decrease of $1.9 million of other losses and a decrease of $1.4 million in expenses for the operations of OREO properties partially offset by an increase of $401 thousand in director fees and an increase of $368 thousand in Virginia franchise tax. The increase for the three month period ended December 31, 2014 compared to the same period in 2013 was primarily due to $335 thousand of expenses for Virginia franchise taxes and $216 thousand of other losses offset by a $559 thousand decrease in expenses for the operations of OREO properties.

        As a percentage of average assets, total noninterest expense was 2.41% (2.30% on an operating basis) for the year of 2014 as compared to 2.46% for the same period in 2013. For the year of 2014, the efficiency ratio remained favorable at 50.67% (48.28% on an operating basis) as compared to 49.90% for the same period in 2013. Cost control remains a significant operating objective of the Company.

Income Tax Expense

        The Company recorded income tax expense of $32.0 million in 2014 compared to $28.3 million in 2013, resulting in an effective tax rate of 37.1% and 37.6%, respectively. The lower effective tax rate for 2014 reflects a higher level of tax exempt income.

BALANCE SHEET ANALYSIS

Overview

        At December 31, 2014, total assets were $5.25 billion, compared to $3.77 billion at December 31, 2013, a 39% increase. Total loans (excluding loans held for sale) were $4.31 billion at December 31, 2014 compared to $2.95 billion at December 31, 2013, a 46% increase. Total deposits were $4.31 billion at December 31, 2014, compared to deposits of $3.23 billion at December 31, 2013, a 34% increase. Such increases were primarily due to the Merger, complemented by organic growth. Loans held for sale amounted to $44.3 million at December 31, 2014 as compared to $42.0 million at December 31, 2013, a 5% increase.

        The investment portfolio totaled $382.3 million at December 31, 2014, a 1% increase from the $378.1 million balance at December 31, 2013. Total borrowed funds (excluding customer repurchase agreements) were $219.3 million at December 31, 2014 as compared to $39.3 million at December 31, 2013, a 458% increase. Included in the increase in borrowed funds at December 31, 2014 is the issuance of $70 million of ten-year non-callable 5.75% subordinated debt issued in August 2014. The subordinated debt qualifies as Tier 2 capital for regulatory purposes at the Company.

        Total shareholders' equity increased to $620.8 million at December 31, 2014, compared to $393.9 million and $442.6 million at December 31, 2013 and September 30, 2014, respectively, primarily due to growth from earnings and the issuance of 4,010,261 shares of common stock in the Merger. The ratio of common equity to total assets was 10.46% at December 31, 2014 as compared to 8.94% at December 31, 2013. The Company's capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 12.97% at December 31, 2014, as compared to a total risk based capital ratio of 13.01% at December 31, 2013. In addition, the tangible common equity ratio (tangible common equity to tangible assets) was 8.54% at December 31, 2014, compared to 8.86% at December 31, 2013.

Investment Securities Available-for-Sale and Short-Term Investments

        The tables below and Note 4 to the Consolidated Financial Statements provide additional information regarding the Company's investment securities categorized as "available-for-sale" ("AFS"). The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders' equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2014, the Company had a net unrealized gain in AFS securities of $4.4 million with a deferred income tax liability of $1.8 million, as compared to a net unrealized loss in AFS securities of $5.5 million at December 31, 2013, with a deferred tax asset of $2.2 million, respectively.

        The AFS portfolio is comprised of U.S. Government agency securities (8% of AFS securities) with an average duration of 3.2 years, seasoned mortgage backed securities that are 100% agency issued (63% of AFS securities) which have an average expected life of 3.6 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (29% of AFS securities) which have an average duration of 5.2 years, and equity investments which comprise less than 1% of AFS securities. The equity investment consists of common stock of three community banking companies which have an estimated fair value of $417 thousand. Ninety nine percent of the investment securities which are debt instruments are rated AAA or AA or have the implicit guarantee of the U.S. Treasury.

        At December 31, 2014, the investment portfolio amounted to $382.3 million as compared to $378.1 million at December 31, 2013, an increase of 1%. The investment portfolio is managed to achieve goals related to liquidity, income, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships.

        The following table provides information regarding the composition of the Company's investment securities portfolio at the dates indicated. As earlier noted, amounts are reported at estimated fair value. The change in composition of the portfolio at December 31, 2014 as compared to 2013 was due principally to ALCO decisions to increase the mix of municipal bonds and to increase holdings of structured residential mortgage backed securities issued by U.S. Government agencies or government sponsored enterprises to well position the Company in the current interest rate environment. The decrease in holdings of U.S. Government agency securities was the result of decisions to sell certain securities in order to realize gains that would otherwise mature at par in the next few years. During the year ended December 31, 2014, the investment portfolio balances increased as compared to balances at December 31, 2013, as cash flow from declines in loans held for sale was deployed into a combination of higher yielding loans, and higher average yielding investments. Cash flows from mortgage backed securities and sales of U.S. Government agency securities were reinvested primarily into a combination of structured mortgage backed securities and additional investments have been made in high quality municipal bonds.

	Years Ended December 31,
	2014		2013		2012
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
U. S. Government agency securities	$29,894	7.8%	$47,335	12.5%	$49,082	16.4%
Residential mortgage backed securities	240,320	62.9%	228,674	60.5%	173,083	57.7%
Municipal bonds	111,712	29.2%	101,740	26.9%	77,313	25.8%
Other equity investments	417	0.1%	384	0.1%	342	0.1%

	$382,343	100%	$378,133	100%	$299,820	100%

        The increase in the investment portfolio in 2013 over 2012 was due in large part to the cash flow from declines in loans held for sale being deployed into a combination of higher yielding loans and higher average investments.

        The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted-average yield of the investment portfolio at December 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

        At December 31, 2014, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's shareholders' equity.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U. S. Government agency securities	$2,998	2.18%	$19,947	1.72%	$6,489	2.36%	$—	—	$29,434	1.91%
Residential mortgage backed securities	8,072	2.24%	197,466	1.95%	32,547	2.12%	3,035	3.28%	241,120	2.00%
Muncipal bonds	2,410	4.25%	47,038	3.14%	54,983	2.83%	2,552	4.01%	106,983	3.03%
Other equity investments	—	—	—	—	—	—	—	—	396	—

	$13,480	2.59%	$264,451	2.14%	$94,019	2.55%	$5,587	3.61%	$377,933	2.28%

        The Company also has a portfolio of short-term investments utilized for asset liability management needs which consist from time-to-time of discount notes, commercial paper, money market investments, and other bank certificates of deposit. This portfolio amounted to $10.3 million at December 31, 2014 and 2013, respectively.

        Federal funds sold amounted to $3.5 million at December 31, 2014 as compared to $5.7 million at December 31, 2013. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

        Interest bearing deposits with banks and other short-term investments amounted to $243.4 million at December 31, 2014 as compared to $291.7 million at December 31, 2013. These overnight funds represent daily liquidity held at the Federal Reserve to meet future loan demand, to fund future increases in investment securities and to meet other general liquidity needs of the Company.

Loan Portfolio

        In its lending activities, the Company seeks to develop substantial relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served by the Bank, while maintaining sound asset quality.

        Loan growth over the past year has been favorable, with loans outstanding reaching $4.31 billion at December 31, 2014, an increase of $1.37 billion or 46% as compared to $2.95 billion at December 31, 2013, and increased $1.82 billion or 73% as compared to $2.49 billion at December 31, 2012. The acquisition of Virginia Heritage contributed approximately $800 million in loans in 2014, while the remaining increase of approximately $569 million (19%) was due to organic growth.

        The loan growth in 2014 was predominantly in the commercial and investment commercial real estate segments, along with significant percentage increases in the construction—C&I owner occupied and other consumer. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio, with the largest dollar increase in the income producing property segment. Additionally, the portfolio increased approximately $800 million in the fourth quarter as a result of completion of the Merger. Multi-family commercial real estate leasing in the Bank's market area has held up well, particularly for well located close in projects, while suburban office leasing softened somewhat. Overall, commercial real estate values have generally held up well with upward price pressure in prime pockets. Construction lending picked up in 2014 on both the commercial and residential fronts. The housing market has remained stable to increasing, with well located, Metro accessible properties at a premium.

        Owner occupied commercial real estate and owner occupied commercial real estate construction represent 12% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 70% consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate is excluded, the percentage of total loans represented by commercial real estate decreases to 58%. Real estate also serves as collateral for loans made for other purposes, resulting in 76% of loans being secured by real estate.

        The following table shows the trends in the composition of the loan portfolio over the past five years.

	Years Ended December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$916,226	21%	$694,350	24%	$545,070	22%	$478,886	23%	$411,744	26%
Investment—commercial real estate	1,703,172	40%	1,119,800	38%	914,638	37%	756,645	37%	619,714	37%
Owner occupied—commercial real estate	461,581	11%	317,491	11%	297,857	12%	250,174	12%	223,986	13%
Real estate mortgage—residential	148,018	3%	90,418	3%	61,871	3%	39,552	2%	15,977	1%
Construction—commercial and residential	793,432	18%	574,167	19%	533,722	21%	395,267	19%	298,272	18%
Construction—C&I (owner occupied)	58,032	1%	34,659	1%	28,808	1%	34,402	2%	9,809	—
Home equity	122,536	3%	110,242	4%	106,844	4%	97,103	5%	89,885	5%
Other consumer	109,402	3%	4,031	—	4,285	—	4,227	—	6,113	—

Total loans	4,312,399	100%	2,945,158	100%	2,493,095	100%	2,056,256	100%	1,675,500	100%

Less: Allowance for credit losses	(46,075)		(40,921)		(37,492)		(29,653)		(24,754)

Net loans	$4,266,324		$2,904,237		$2,455,603		$2,026,603		$1,650,746

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

        The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. Commercial real estate loans and construction, land and land development loans represent 430% and 139%, respectively, of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. The Company is well capitalized. Nevertheless, the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

        At December 31, 2014, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Loan Maturity

        The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2014.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
Commercial	$916,226	$362,882	$388,296	$143,975	$21,073
Investment—commercial real estate	1,703,172	361,193	974,626	334,725	32,628
Owner occupied—commercial real estate	461,581	35,716	181,094	180,417	64,354
Real estate mortgage—residential	148,018	9,264	109,359	1,529	27,866
Construction—commercial and residential	793,432	346,765	396,899	40,780	8,988
Construction—C&I (owner occupied)	58,032	1,226	16,322	40,484	—
Home equity	122,536	2,675	9,850	63,845	46,166
Other consumer	109,402	2,740	76,197	29,745	720

Total loans	$4,312,399	$1,122,461	$2,152,643	$835,500	$201,795

Loans with:
Predetermined fixed interest rate	$1,778,617	$230,352	$1,184,763	$294,735	$68,767
Floating interest rate	2,533,782	892,109	967,880	540,765	133,028

Total loans	$4,312,399	$1,122,461	$2,152,643	$835,500	$201,795

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consulting firm, support management's assessment as to the adequacy of the allowance at December 31, 2014. During 2014, a provision for credit losses was made in the amount of $10.9 million and net charge-offs amounted to $5.7 million. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements and activity in the allowance for credit losses is contained in Note 5 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption, "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate allowance for credit losses, as well as the discussion under the caption "Provision for Credit Losses."

        The allowance for credit losses represented 1.07% of total loans at December 31, 2014 as compared to 1.39% at December 31, 2013. At December 31, 2014, the allowance represented 205% of nonperforming loans as compared to 166% at December 31, 2013. The decline in the ratio of the allowance for loan losses to total loans reflect the fair value accounting for the loans acquired in the Merger. The increase in the allowance coverage ratio was due in part to the level of nonperforming loans declining by $2.3 million, or approximately 9%, at December 31, 2014 as compared to December 31, 2013.

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

        At December 31, 2014, the Company had $22.4 million of loans classified as nonperforming, and $23.9 million of potential problem loans, as compared to $24.7 million of nonperforming loans and $10.7 million of potential problem loans at December 31, 2013. Please refer to Note 1 to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company's policy regarding impairment of loans. Please refer to "Nonperforming Assets" at page 65 for a discussion of problem and potential problem assets.

        As the loan portfolio and allowance for credit losses review process continues to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. In 2014, the Company witnessed a decreased level of net charge-offs. The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.

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

        The following table sets forth activity in the allowance for credit losses for the past five years.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Balance at beginning of year	$40,921	$37,492	$29,653	$24,754	$20,619
Charge-offs:
Commercial	2,634	4,275	3,481	4,310	2,495
Investment—commercial real estate	121	602	1,189	277	719
Owner occupied—commercial real estate	752	—	350	—	246
Real estate mortgage—residential	138	—	300	95	—
Construction—commercial and residential	2,721	2,010	3,033	1,366	1,698
Construction—C&I (owner occupied)	—	—	—	—	—
Home equity	379	89	698	295	43
Other consumer	189	63	47	87	21

Total charge-offs	6,934	7,039	9,098	6,430	5,222

Recoveries:
Commercial	977	161	144	28	37
Investment—commercial real estate	42	—	18	126	3
Owner occupied—commercial real estate	7	—	—	—	—
Real estate mortgage—residential	—	—	—	3	—
Construction—commercial and residential	83	688	510	183	7
Construction—C&I (owner occupied)	—	—	—	—	—
Home equity	10	11	73	3	2
Other consumer	90	6	2	3	—

Total recoveries	1,209	866	747	346	49

Net charge-offs	5,725	6,173	8,351	6,084	5,173
Additions charged to operations	10,879	9,602	16,190	10,983	9,308

Balance at end of year	$46,075	$40,921	$37,492	$29,653	$24,754

Ratio of allowance for credit losses to total loans outstanding at year end	1.07%	1.39%	1.50%	1.44%	1.48%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.17%	0.23%	0.37%	0.32%	0.34%

        The following table presents the allocation of the allowance for credit losses by loan category and the percent of loans each category bears to total loans. The allocation of the allowance at December 31, 2014 includes specific reserves of $8.1 million against impaired loans of $35.9 million as compared to specific reserves of $6.5 million against impaired loans of $32.6 million at December 31, 2013. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Years Ended December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial	$13,222	21%	$9,780	24%	$9,412	22%	$9,609	23%	$8,630	26%
Investment—commercial real estate	11,442	40%	10,359	38%	9,148	37%	7,304	37%	6,668	37%
Owner occupied—commercial real estate	2,954	11%	3,899	11%	2,781	12%	1,898	12%	2,064	13%
Real estate mortgage—residential	1,259	3%	944	3%	659	3%	399	2%	115	1%
Construction—commercial and residential	14,982	18%	13,422	19%	12,671	21%	7,862	19%	5,562	18%
Construction—C&I (owner occupied)	643	1%	512	1%	720	1%	684	2%	183	—
Home equity	1,469	3%	1,871	4%	1,730	4%	1,528	5%	1,441	5%
Other consumer	104	3%	134	—	371	—	369	—	91	—

Total allowance for credit losses	$46,075	100%	$40,921	100%	$37,492	100%	$29,653	100%	$24,754	100%

(1)
Represents the percent of loans in each category to total loans.

Nonperforming Assets

        As shown in the table below, the Company's level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and OREO, totaled $35.7 million at December 31, 2014, representing 0.68% of total assets, as compared to $33.9 million at December 31, 2013, representing 0.90% of total assets. The Company has been highly proactive in addressing existing and potential problem loans resulting from a weaker economy. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for loan losses at 1.07% of total loans at December 31, 2014, is adequate to absorb potential credit losses in the loan portfolio at that date.

        Included in nonperforming assets at December 31, 2014 is OREO of $13.2 million, consisting of ten foreclosed properties. The Company had seven OREO properties with a net carrying value of $9.2 million at December 31, 2013. OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the year of 2014, the Company sold five foreclosed properties with a net carrying value of $616 thousand, recording a net loss on sale of $154 thousand.

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

        Loans are considered to have been modified in a TDR when due to a borrower's financial difficulties the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDR's as the accommodation of a borrower's request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty. For example, (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had six TDR's at December 31, 2014 totaling approximately $13.7 million. Five of these loans, totaling approximately $13.5 million, have demonstrated a period of at least six months of performance under the modified terms, and as a result are not disclosed in the table below. During 2014, eight nonperforming TDR loans aggregating approximately $11.6 million were removed from TDR status and were disposed of as follows: four nonperforming TDRs totaling $9.1 million were sold; one nonperforming TDR totaling approximately $2.0 million was reclassified to OREO; one TDR totaling $217 thousand was paid off; one TDR totaling $227 thousand was reclassified as a nonperforming loan; and one TDR totaling $95 thousand was charged-off. At December 31, 2013 the Company had nine TDRs totaling approximately $17.2 million.

        Total nonperforming loans amounted to $22.4 million at December 31, 2014, representing 0.52% of total loans, compared to $24.7 million at December 31, 2013, representing 0.84% of total loans. Nonperforming loans decreased by $2.3 million at December 31, 2014 as compared to 2013, and the ratio of nonperforming loans to total loans decreased due to both a decline in nonperforming loans and an increase in the loan portfolio in 2014.

        The following table shows the amounts and relevant ratios of nonperforming assets at December 31, for the past five years:

(dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual Loans:
Commercial	$12,975	$6,779	$4,799	$5,718	$5,137
Investment—commercial real estate	2,645	2,525	3,458	7,662	3,913
Owner occupied—commercial real estate	1,324	5,452	2,578	282	—
Real estate mortgage—residential	346	887	699	1,041	760
Construction—commercial and residential	3,697	8,366	18,594	17,459	14,645
Construction—C&I (owner occupied)	—	—	—	—	—
Home equity	1,398	623	513	624	297
Other consumer	58	70	43	8	535
Accrual loans-past due 90 days	—	—	—	—	—

Total nonperforming loans(1)	22,443	24,702	30,684	32,794	25,287

Other real estate owned	13,224	9,225	5,299	3,225	6,701

Total nonperforming assets	$35,667	$33,927	$35,983	$36,019	$31,988

Coverage ratio, allowance for credit losses to total nonperforming loans	205.30%	165.66%	122.19%	90.42%	97.89%
Ratio of nonperforming loans to total loans	0.52%	0.84%	1.23%	1.59%	1.51%
Ratio of nonperforming assets to total assets	0.68%	0.90%	1.06%	1.27%	1.53%

(1)
As of December 31, 2014, nonaccrual loans reported in the table above included one loan totaling approximately $227 thousand that migrated from performing "troubled debt restructurings" during 2014.

(2)
Gross interest income that would have been recorded in 2014 if nonaccrual loans shown above had been current and in accordance with their original terms was $1.5 million, while interest actually recorded on such loans was $1.7 million. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

        Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

        At December 31, 2014, there were $23.9 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $23.9 million in potential problem loans at December 31, 2014, compared to $10.7 million at December 31, 2013. There was one potential problem loan totaling $494 thousand at December 31, 2013, that migrated to nonperforming loan status over the course of 2014. The balance of potential problem loans at December 31, 2014 included $8.0 million of loans that were considered potential problem loans at December 31, 2013. The Company maintains a conservative posture with respect to its risk ratings, which allows for early intervention in potential problem loan situations. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See "Allowance for Credit Losses" on page 62 for a description of the allowance methodology.

Other Earning Assets

        Residential mortgage loans held for sale amounted to $44.3 million at December 31, 2014 compared to $42.0 million at December 31, 2013. The increase in loans held for sale in 2014 was effectively due to a decline in market interest rates during the last half of the year, which increased the level of home purchases and refinancing activity. The Company's general practice is to originate and sells loans only on a "servicing released" basis in order to enhance noninterest income. See "Business" at page 3 for a description of the Bank's mortgage lending and brokerage activities.

        BOLI is utilized by the Company in accordance with income tax regulations as part of the Company's financing of its benefit programs. At December 31, 2014, this asset amounted to $56.6 million as compared to $39.7 million at December 31, 2013, which reflected an increase in cash surrender values and acquisition of $15.8 million of BOLI in the Merger. Refer to Note 17 of Notes to Consolidated Financial Statements.

Intangible Assets

        The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization is made to arrive at the initial recorded value, which is included in intangible assets, net, on the Consolidated Balance Sheets.

        For 2014, excess servicing fees of $330 thousand were recorded, and $282 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2014, the balance of excess servicing fees was $282 thousand. For 2013, excess servicing fees of $339 thousand were recorded, of which $248 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2013, the balance of excess servicing fees was $234 thousand.

        In connection with the acquisitions of Fidelity & Trust Financial Corporation ("Fidelity") in 2008, the purchase of the Gallery Place branch office during 2011, and the acquisition of Virginia Heritage in 2014, the Company allocated a portion of the purchase price to core deposit intangibles, based upon an independent evaluation, and which is included in Intangible assets, on the Consolidated Balance Sheets. The initial amount recorded for Gallery Place branch office was $215 thousand. The core deposit intangible relating to the Gallery Place branch acquisition was full amortized at December 31, 2013. The initial amount recorded for the Fidelity acquisition was $2.3 million. The amount of the core deposit intangible relating to the Fidelity acquisition at December 31, 2014 was $804 thousand, which is being amortized over its remaining economic life of 1.2 years as a component of other noninterest expense. The amount of the core deposit intangible relating to the Virginia Heritage acquisition at December 31, 2014 was $4.4 million, which is being amortized over its remaining economic life of 6 years as a component of other noninterest expense. The amounts amortized for core deposit intangibles in 2014 and 2013 were $462 thousand and $366 thousand, respectively. The unamortized assets at December 31, 2014 and 2013 were $5.2 million and $1.1 million, respectively.

        The Company recorded an unidentified intangible asset (goodwill) incident to the acquisition of Fidelity of $2.2 million. The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Virginia Heritage of approximately $102 million. The Company's testing of potential goodwill impairment (which is required annually), has resulted in no impairment being recorded.

Deposits and Other Borrowings

        The principal sources of funds for the Bank are core deposits, consisting of demand deposits, NOW accounts, money market accounts and savings accounts. Additionally, the Bank obtains certificates of deposits from the local market areas surrounding the Bank's offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and Promontory.

        For the twelve months ended December 31, 2014, noninterest bearing deposits increased $326 million or 38% to $1.2 billion, as compared to $849 million at December 31, 2013, while interest bearing deposits increased by $759 million or 32% during the same period. Within interest bearing deposits, money market and savings accounts collectively amounted to $2.3 billion at December 31, 2014 or 53% of total deposits, as compared to $1.8 billion, or 56% of total deposits, at December 31, 2013, a 27% increase. The acquisition of Virginia Heritage contributed approximately $645 million in deposits in 2014, while the remaining increase of approximately $440 million (14%) was due to organic growth.

        Average total deposits for the year of 2014 were $3.51 billion, as compared to $2.91 billion for the same period in 2013, a 21% increase.

        Approximately 16% of the Bank's deposits at December 31, 2014 ($689 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 14% at December 31, 2013 ($446 million). This increase in the percentage of total deposits in the time deposit category at December 31, 2014 as compared to December 31, 2013, was due to the higher mix of time deposits acquired in the merger and to a year end increase in brokered deposits to manage liquidity and meet loan demand.

        The following table sets forth the maturities of time deposits with balances of $100 thousand or more, which represent 9% and 6% of total deposits as of December 31, 2014 and 2013, respectively. See Note 9 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Tables at page 52 for the average rates paid on interest-bearing deposits. Time deposits of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Three months or less	$75,256	$68,710	$84,541
More than three months through six months	60,923	66,240	61,698
More than six months through twelve months	116,218	41,384	45,545
Over twelve months	140,735	27,372	41,091

Total	$393,132	$203,706	$232,875

        When appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. The Bank participates in the CDARS and the ICS, which provides for reciprocal ("two-way") transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits, and therefore provide for separate identification of such deposits in quarterly Call Report data. The Bank has a commitment at December 31, 2014 from Promontory to place up to $300 million of brokered deposits from its Insured Network Deposit ("IND") program with the Bank in amounts requested by the Bank, as compared to an actual balance of $246.9 million at December 31, 2014.

        At December 31, 2014, total deposits included $506.5 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 12% of total deposits. At December 31, 2013, total time deposits (excluding the CDARS and ICS two-way) included $418.1 million of brokered deposits, which represented 13% of total deposits. The CDARS and ICS two-way component represented $391.3 million, or 9% of total deposits and $318.0 million or 10% of total deposits at December 31, 2014 and 2013, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank.

        At December 31, 2014, the Company had $1.18 billion in noninterest bearing demand deposits, representing 27% of total deposits. This compared to $849.4 million of these deposits at December 31, 2013 or 26% of total deposits. These deposits are primarily business checking accounts. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank's market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank's interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank is prepared to evaluate options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company's net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

        As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $61.1 million at December 31, 2014 compared to $80.5 million at December 31, 2013. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. Government agency securities or U.S. Government agency mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain sufficient investment securities for pledging purposes to accommodate the fluctuations in balances which may occur in these customer repurchase agreement accounts.

        The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks at December 31, 2014 and 2013, respectively. At December 31, 2014, the Bank had $140 million of borrowings outstanding under its credit facility from the FHLB as compared to $30 million at December 31, 2013. The increased borrowings were taken on to support the Bank's liquidity position and provide additional support for loan fundings. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's commercial mortgage, residential mortgage and home equity loan portfolios.

        The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at December 31, 2014 or 2013.

        Please refer to "Liquidity Management" at page 76, and Note 10 to the Consolidated Financial Statements for additional information regarding the Company's short and long-term borrowings.

COMPARISON OF THE YEARS ENDED DECEMBER 31 2013 AND 2012

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

        For the twelve months ended December 31, 2013, the Company reported a return on average assets ("ROAA") of 1.37% as compared to 1.18% for the twelve months of 2012, while the return on average common equity ("ROAE") was 14.60% in 2013, as compared to 14.14% for the same twelve month period in 2012. The higher ROAA and ROAE ratios for the twelve months of 2013 as compared to 2012 was primarily due to improved credit quality, lower provision expense, higher noninterest income, and strong cost management. Contributing to the growth in ROAA and ROAE was solid growth in net interest income and a favorable net interest margin.

        The Company's earnings are largely dependent on net interest income, the difference between interest income and interest expense, which represented 85% and 86% of total revenue (defined as net interest income plus noninterest income) for the full year in 2013 and 2012, respectively.

        For the twelve months ended December 31, 2013, the net interest margin, net interest income as a percentage of earning assets, was 4.30% as compared to 4.32%, for the twelve months ended December 31, 2012. The Company was able to maintain a strong net interest margin due to disciplined loan pricing practices, and to reduce its cost of funds, while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. The slightly lower net interest margin for the year ended December 31, 2013 as compared to the same period in 2012 was due to a lower mix of average noninterest deposits, as the net interest spread was higher in 2013 (4.11%) as compared to 2012 (4.05%). For the year ended December 31, 2013 as compared to the year ended December 31, 2012, average loan yields declined by 17 basis points (from 5.68% to 5.51%), average investment yields increased by 18 basis points (from 2.06% to 2.24%), and average earning asset yields declined by 14 basis points (from 4.81% to 4.67%) as compared to a decline of 20 basis points (from 0.76% to 0.56%) in the cost of interest bearing liabilities. The net interest spread was 4.11% for the year ended December 31, 2013, as compared to 4.05% for the same period in 2012, an increase of 6 basis points. The benefit of noninterest sources funding earning assets declined from 27 basis points for the year ended December 31, 2012 to 19 basis points for same period in 2013. The combination of a 6 basis point increase in the net interest spread and 8 basis point decrease in the value of noninterest sources resulted in the 2 basis point decrease in the net interest margin.

        The Company believes it has effectively managed its net interest margin and net interest income during 2013 as market interest rates (on average) remained relatively low. This factor has been significant to overall earnings performance during 2013 as net interest income (at 85%) represents the most significant component of the Company's revenues.

        In order to fund significant growth in the average balance of loans of 16% over the twelve months ended December 31, 2013 as compared to 2012, the Company relied primarily upon core deposit growth, while decreasing the use of brokered and wholesale deposits. The major component of the growth in core deposits was been growth in money market accounts and noninterest deposits primarily as a result of effectively building new and enhanced client relationships. Growth of average total deposits was 15% for the twelve months ended December 31, 2013 as compared to the same period in 2012.

        In terms of the average balance sheet composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 77% of average earning assets for the year ended December 31, 2012 to 78% of average earning assets in 2013. The higher growth of average funding sources as compared to average loan growth added average liquidity to the balance sheet for the year ended December 31, 2013 compared to the same period in 2012. The increase in average loans for the year ended December 31, 2013 as compared to the same period in 2012 is primarily attributable to growth in loans for both commercial and income producing commercial real estate loans. For the year ended December 31, 2013, as compared to the same period in 2012, average loans held for sale decreased $50 million, a 36% decrease. Increases in average deposits for the year ended December 31, 2013, as compared to the same period in 2012, is attributable primarily to growth in money market accounts. Average investment securities for the year ended December 31, 2013 and 2012 amounted to 10% and 11% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale, comprised 11% and 12% of average earning assets for the year ended December 31, 2013 and 2012, respectively.

        During 2013, the allowance for credit losses increased $3.4 million reflecting $9.6 million in provision for credit losses and $6.2 million in net charge-offs during the period. The provision for credit losses was $9.6 million for 2013 as compared to $16.2 million in 2012. The lower provisioning is due to a combination of lower net charge-offs, a lower level of nonperforming loans and overall improvement in asset quality. Net charge-offs totaled $6.2 million (0.23% of average loans) at December 31, 2013 compared to $8.4 million (0.37% of average loans) at December 31, 2012, a dollar decline of 26%. Net charge-offs in 2013 were attributable to charge-offs of commercial and industrial loans ($3.5 million), construction loans ($1.3 million), the unguaranteed portion of SBA loans ($659 thousand), commercial real estate loans ($602 thousand) and home equity and consumer loans ($135 thousand).

        Total noninterest income for the year of 2013 was $24.7 million compared to $21.4 million in 2012, an increase of 15.7%. This increase was due primarily to a $1.7 million increase in gains realized on the sale of SBA loans, offset by a $1.0 million decrease in gains realized on the sale of residential loans, a $670 thousand increase on service charges on deposit accounts and a $1.9 million increase in other noninterest income due primarily to increased loan related fees and income on new annuity investments. Additionally, BOLI income increased $328 thousand due to new investments. Net gain on sale of investment securities were $19 thousand in 2013 and $690 thousand in 2012. A $529 thousand loss on the early extinguishment of debt was recorded in 2012 due to the restructuring of a FHLB advance. Excluding investment securities gains and the loss on the early extinguishment of debt, total noninterest income was $24.7 million for the year ended December 31, 2013, as compared to $21.2 million for 2012, a 17% increase, which represented 15% of total revenue for 2013 as compared to 14% for 2012.

        Total noninterest expenses were $84.6 million for 2013, as compared to $76.5 million for 2012, an 11% increase. Salaries and employee benefits were $47.5 million for 2013, as compared to $43.7 million for 2012, a 9% increase. Cost increases for salaries and benefits for the year were primarily due to merit increases, incentive compensation and benefits increases, and net staffing increases primarily as a result of growth in the commercial lending and branch personnel, partially offset by staff reductions in the residential lending department during the last half of 2013. Premises and equipment expenses amounted to $11.9 million for the year ended December 31, 2013 as compared to $10.2 million for the same period in 2012, a 17% increase. For the year, premises and equipment expenses were higher due primarily to the cost of new branch offices and normal increases in leasing costs. Marketing and advertising expenses decreased from $1.8 million for the year ended December 31, 2012 to $1.7 million for 2013, a decrease of 4%. The primary reasons for the decrease for the full year was due to additional advertising expenses incurred in 2012 for general branding purposes, such as online advertisements, as well as increased print advertising for residential mortgage lending and other business lines. Data processing expenses increased from $4.4 million for the year ended December 31, 2012 to $5.9 million for 2013, an increase of 34%. The increase in expense for the year ended December 31, 2013 as compared to the same period in 2012 was due to system enhancements and increased customer transaction volume. Legal, accounting and professional fees were $3.0 million for the year ended December 31, 2013, as compared to $4.3 million for 2012, a decrease of 30%. The decrease for the year ended December 31, 2013 as compared to the same period in

2012 was due primarily to the decline in collection costs related to the resolution of problem loans. FDIC insurance premiums increased to $2.3 million for the year ended December 31, 2013 as compared to $2.1 million for 2012, an increase of 8% due to average asset growth. Other expenses increased to $12.4 million for the year ended December 31, 2013 from $10.1 million for the same period in 2012, an increase of 22%. The increase for the year ended December 31, 2013 compared to the same period in 2012, was primarily due to an increase of $1.1 million of other losses related to a nonrecurring expense earlier in 2013 and an increase of $1.5 million in expenses for the operation of OREO properties partially offset by a decrease of $738 thousand in deposit fees and a decrease of $359 thousand in telephone expense. The efficiency ratio improved to 49.90% for 2013 from 51.40% for 2012. As a percentage of average assets, total noninterest expenses improved to 2.46% for 2013 from 2.55% for 2012. Cost control remains a significant operating objective of the Company.

        The Company recorded income tax expense of $28.3 million in 2013 compared to $20.9 million in 2012, resulting in an effective tax rate of 37.6%, and 37.2%, respectively. The higher effective tax rate for 2013 relates to a higher level of taxable income relative to income exempt from taxation.

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

        The investment portfolio totaled $378.1 million at December 31, 2013, a 26% increase from the $299.8 million balance at December 31, 2012. Total borrowed funds (excluding customer repurchase agreements) were $39.3 million at December 31, 2013, and December 31, 2012, respectively. Total shareholders' equity increased to $393.9 million at December 31, 2013, compared to $350.0 million at December 31, 2012, respectively, primarily reflecting growth in retained earnings. The Company's capital position was substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 13.01% at December 31, 2013, as compared to a total risk based capital ratio of 12.20% at December 31, 2012. In addition, the tangible common equity ratio (tangible common equity to tangible assets) increased to 8.86% at December 31, 2013, from 8.50% at December 31, 2012.

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

        Interest bearing deposits with banks and other short-term investments amounted to $291.7 million at December 31, 2013 as compared to $324.0 million at December 31, 2012. These overnight funds represent daily liquidity held at the Federal Reserve to meet future loan demand, to fund future increases in investment securities and to meet other general liquidity needs of the Company.

        Loan growth during 2013 was favorable, with loans outstanding reaching $2.95 billion at December 31, 2013, an increase of $452.1 million or 18% as compared to $2.49 billion at December 31, 2012.

        At December 31, 2013, the Company had $24.7 million of loans classified as nonperforming, and $10.7 million of potential problem loans, as compared to $30.7 million of nonperforming loans and $42.4 million of potential problem loans at December 31, 2012.

        Included in nonperforming assets at December 31, 2013 is OREO of $9.2 million, consisting of seven foreclosed properties. The Company had eleven OREO properties with a net carrying value of $5.3 million at December 31, 2012. OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During 2013, the Company sold eleven foreclosed properties with a net carrying value of $7.6 million, recording a net loss on sale of $772 thousand.

        Residential mortgage loans held for sale amounted to $42.0 million at December 31, 2013 compared to $226.9 million at December 31, 2012. The decrease in loans held for sale in 2013 was effectively due to a rise in market interest rates during the last half of the year, which resulted in a decline in refinancing activity.

        BOLI is utilized by the Company as part of the Company's financing of its benefit programs. At December 31, 2013 this asset amounted to $39.7 million as compared to $14.1 million at December 31, 2012, which reflected an increase in cash surrender values and new investments. A portion of the increase in BOLI relates to a supplemental retirement benefit for certain executive officers adopted in 2013.

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

        At December 31, 2013, the Company had $849.4 million in noninterest bearing demand deposits, representing 26% of total deposits. This compared to $881.4 million of these deposits at December 31, 2012, or 30% of total deposits. These deposits are primarily business checking accounts.

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

CONTRACTUAL OBLIGATIONS

        The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 18 to the Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2014 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$3,622,027	$—	$—	$—	$3,622,027
Time deposits(1)	393,530	268,341	26,870	—	688,741
Borrowed funds(2)	161,120	—	40,000	79,300	280,420
Operating lease obligations	8,610	14,973	12,383	12,394	48,360
Outside data processing(3)	2,938	4,737	4,315	—	11,990

Total	$4,188,225	$288,051	$83,568	$91,694	$4,651,538

(1)
Excludes accrued interest payable at December 31, 2014.

(2)
Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.

(3)
The Bank has outstanding obligations under its current core data processing contract that expires in December 2019 and one other vendor arrangement that relates to data communications and data software that expires in December 2017.

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

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 18 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2014 and 2013.

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

        Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2014, approximately 90% of the dollar amount of standby letters of credit was collateralized.

        The Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The residential mortgage division either locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs under best efforts or commits to deliver the locked loan in a binding mandatory delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage backed securities. Forward sales contracts of mortgage backed securities are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded.

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

LIQUIDITY MANAGEMENT

        Liquidity is a measure of the Company and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. The Company's secondary sources of liquidity include a $50 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at December 31, 2014. Additionally, the Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2014 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $784.4 million, against which there was $14.3 million outstanding at December 31, 2014. The Bank also has a commitment at December 31, 2014 from Promontory to place up to $300.0 million of brokered deposits from its IND program with the Bank, with an actual balance of $246.9 million outstanding at December 31, 2014. At December 31, 2014, the Bank was also eligible to make advances from the FHLB up to $576.4 million based on collateral at the FHLB, of which $185.3 million was outstanding at December 31, 2014. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which amounts to approximately $409.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

        At December 31, 2014, under the Bank's liquidity formula, it had $1.98 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

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

        The federal banking regulators have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent in total 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At December 31, 2014, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 430% of total risk based capital. Construction, land and land development loans represent 139% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

        The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2015. There were no amounts outstanding under this credit facility at December 31, 2014 or December 31, 2013.

        At December 31, 2014, the capital position of the Company and its wholly owned subsidiary, the Bank, continues to exceed regulatory requirements and guidelines. The primary indicators relied on by bank regulators in measuring the capital position are the Tier 1 risk-based capital ratio, Total risk-based capital ratio, and the Leverage ratio. Tier 1 capital consists of common and qualifying preferred shareholders' equity (including without limit the preferred stock issued to the Treasury) less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, and for the Company to a limited extent, excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the Leverage ratio.

        On August 5, 2014, the Company completed the sale of $70.0 million of its noncallable 5.75% subordinated notes, due September 1, 2024. (the "Notes"). The Notes were sold to the public at par. The notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under capital regulations applicable through December 31, 2014, as well as the Basel III Rule capital requirements which became applicable to the Company on January 1, 2015.

        The Company's capital ratios were all well in excess of guidelines established by the Federal Reserve Board and the Bank's capital ratios were in excess of those required to be classified as a "well capitalized" institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company's and Bank's capital ratios at December 31, 2014 and 2013 are shown in Note 20 to the Consolidated Financial Statements.

        The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank's concentrations in commercial real estate loans. See "Regulation" at page 12 and "Risk Factors" at page 23.

IMPACT OF INFLATION AND CHANGING PRICES

        The Consolidated Financial Statements and Notes thereto have been prepared in accordance with GAAP in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.

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

        During the year ended December 31, 2014, the Company was able to both increase its net interest income (by 23%) and its net interest spread (from 4.11% to 4.28%) and manage its overall interest rate risk position.

        The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels and has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has very limited call risk in its U.S. agency investment portfolio. During the year ended December 31, 2014, average investment portfolio balances increased as compared to balances at December 31, 2013, as cash flow from significant declines in average loans held for sale has been deployed into a combination of higher yielding loans, and higher average investments. Cash flows from mortgage backed securities and sales of U.S. agency securities were reinvested primarily into a combination of structured mortgage backed securities and additional investments have been made in high quality municipal bonds. The percentage mix of municipal securities increased to 29% of total investments at December 31, 2014 from 27% at December 31, 2013, as the relative value of these type of investments seemed attractive and was also compatible with the Company's goal of reducing its income tax liability. The portion of the portfolio invested in mortgage backed securities increased from 60% to 63% at December 31, 2014, as compared to December 31, 2013 and the portion of the portfolio represented in U.S. Government agency investments declined from 13% to 8%. The duration of the investment portfolio declined to 4.0 years at December 31, 2014 from 4.3 years at December 31, 2013, due primarily to a higher mix and dollar amount of mortgage backed securities and continued shortening of existing investment holdings due to the passing of time.

        In the loan portfolio, the re-pricing duration was stable at 27 months at December 31, 2014, and 26 months at December 31, 2013, with fixed rate loans amounting to 41% and 43% of total loans at December 31, 2014 and 2013, respectively. Variable and adjustable rate loans comprised 59% and 57% of total loans at December 31, 2014 and 2013, respectively. Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate and the London Interbank Offered Rate ("LIBOR"), while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, the duration of the portfolio was also stable at 33 months at December 31, 2014, as compared to 32 months at December 31, 2013. The acquisition of Virginia Heritage and loan growth above deposit growth in 2014 resulted in lower average liquidity in 2014 as compared to 2013. Including the impact of the Merger, the Company experienced core deposit growth of $1.09 billion for the year ended December 31, 2014 and loan growth of $1.37 billion.

        The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persisted throughout 2014. A disciplined approach to loan pricing, together with loans floors existing in 51% of total loans (at December 31, 2014), has resulted in more stable loan portfolio yields over the past twelve months, as average loan yields have declined by just 14 basis points (from 5.51% to 5.37%) for 2014 as compared to 2013. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

        The net unrealized gain before income tax on the investment portfolio was $4.4 million at December 31, 2014 as compared to a net unrealized loss before tax of $5.5 million at December 31, 2013, with $22 thousand of realized net gains recorded during the year ended December 31, 2014. The net unrealized gain on the investment portfolio was due primarily to a steady decrease in interest rates that persisted throughout 2014, which substantially increased the fair market value of the portfolio at year end 2014. At December 31, 2014, the unrealized gain position represented 1.2% of the portfolio's book value.

        There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

        One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes a static current balance sheet and attributes and adjusts for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2014. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate "ramps" is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

        For the analysis presented below, at December 31, 2014, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

        As quantified in the table below, the Company's analysis at December 31, 2014 shows a moderate effect on net interest income over the next 12 months, as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at December 31, 2014 is 4.0 years, the loan portfolio 2.3 years, the interest bearing deposit portfolio 2.6 years and the borrowed funds portfolio 2.5 years.

        The following table reflects the result of simulation analysis on the December 31, 2014 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+2.6%	+2.5%	–8.5%
+300	+0.8%	–0.8%	–7.1%
+200	–1.2%	–4.6%	–5.6%
+100	–2.2%	–6.1%	–3.6%
0	—	—	—
–100	–0.7%	–1.4%	–4.9%
–200	–2.9%	–5.8%	–11.3%

        The results of simulation are well within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at December 31, 2014 are considered to be moderate levels of risk. The negative impact of –2.2% in net interest income and –6.1% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio and to a lower level of expected residential mortgage sales activity.

        For the analysis at December 31, 2014 as compared to December 31, 2013, the Company increased its assumption of the interest rate at which new loan volume would be generated based on analysis of more recent experience. As a result, the analysis at December 31, 2014 as compared to December 31, 2013 uses a higher discount rate to value loans. The impact of these assumption changes is to lower the loan value, which negatively impacts the market value. Additionally, the Company increased its assumption for rates at which new deposits volume would be generated based on changes to currently offered rates. This change impacted the discount rate at which liabilities are being evaluated and further increased the current economic value of the deposits. The increase in the economic value of deposit liabilities is enough to overcome the lower decrease in the economic value of the loans in the base case.

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

        During 2014, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at December 31, 2014 was similar to the interest rate risk position at December 31, 2013. As compared to December 31, 2013, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale declined by $50.5 million at December 31, 2014.

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

        During 2014, average market interest rates decreased as compared to 2013 and the yield curve flattened. As compared to the year 2013, the average two year U.S. Treasury rate in 2014 increased by 16 basis points from 0.30% to 0.46%, the average five year U.S. Treasury rate increased by 48 basis points from 1.16% to 1.64% and the average ten year U.S. Treasury rate increased by 20 basis points from 2.34% to 2.54%. In that environment, the Company was able to increase its net interest spread for 2014 to 4.28% compared to 4.11% for the year of 2013. The Company believes that the change in the net interest spread for the full year 2014 has been consistent with its risk analysis at December 31, 2013. On an annual basis, the Company back-tests the actual change in its net interest spread against expected change and actual market interest rate movements and other factors impacting actual versus projected results.

GAP Analysis

        Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. Net interest income represented 91% of the Company's revenue for the year ended December 31, 2014, as compared to 85% of the Company's revenue for the year ended December 31, 2013. The Company's net interest margin was 4.44% at December 31, 2014, as compared to 4.30% for the year ended December 31, 2013. The stable net interest margin for the year ended December 31, 2014 as compared to the year ended December 31, 2013, was due to declining funding costs more than offsetting declines in yields on earning assets and to a higher average loan to deposit ratio in 2014 versus 2012 (95.7% versus 90.8%).

        Generally speaking, in falling interest rate environments, net interest income is maximized with longer term, higher yielding assets being funded by lower yielding short-term funds, or what is referred to as a negative mismatch or negative GAP. Conversely, in a rising interest rate environment, net interest income is maximized with shorter term, higher yielding assets being funded by longer-term liabilities or what is referred to as a positive mismatch or positive GAP.

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

        At December 31, 2014, the Company had a positive GAP position of approximately $363 million or 7% of total assets out to three months and a positive cumulative GAP position of $347 million or 7% of total assets out to 12 months; as compared to a positive GAP position of approximately $374 million or 10% of total assets out to three months and a positive cumulative GAP position of approximately $340 million or 9% out to 12 months at December 31, 2013. The change in the positive GAP position at December 31, 2014, as compared to December 2013, was due substantially to lower levels of asset liquidity. The GAP analysis reports variable and adjustable rate loans as re-priceable without regard to interest rate floors, which impact is captured in simulation analysis only. The change in the GAP position at December 31, 2014 as compared to December 31, 2013 is not deemed material to the Company's overall interest rate risk position, which relies more heavily on simulation analysis, which captures the full optimality within the balance sheet. The current position is within guideline limits established by the ALCO.

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

GAP Analysis
December 31, 2014
(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets
RATE SENSITIVE ASSETS:
Investment securities	$37,968	$40,550	$85,537	$98,414	$142,434	$404,903
Loans(1)(2)	2,015,875	396,849	972,662	805,412	165,918	4,356,716
Fed funds and other short-term investments	246,928	—	—	—	—	246,928
Other earning assets	67,821	—	—	—	—	67,821

Total	$2,368,592	$437,399	$1,058,199	$903,826	$308,352	$5,076,368	$171,512	$5,247,880

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$47,973	$143,918	$383,310	$383,310	$217,288	$1,175,799
Interest bearing transaction	100,539	—	21,544	21,545	—	143,628
Savings and money market	1,611,820	—	345,390	345,390	—	2,302,600
Time deposits	104,563	288,967	268,341	26,870	—	688,741
Customer repurchase agreements and fed funds purchased	61,120	—	—	—	—	61,120
Other borrowings	80,000	20,000	9,300	40,000	70,000	219,300

Total	$2,006,015	$452,885	$1,027,885	$817,115	$287,288	$4,591,188	$35,933	$4,627,121

GAP	$362,577	$(15,486)	$30,314	$86,711	$21,064	$485,180
Cumulative GAP	$362,577	$347,091	$377,405	$464,116	$485,180
Cumulative gap as percent of total assets	6.91%	6.61%	7.19%	8.84%	9.25%

(1)
Includes loans held for sale.

(2)
Nonaccrual loans are included in the over 60 months category.

        Over the twelve months ending December 31, 2015, as reflected in the GAP table above, the Company has an excess of rate sensitive assets over rate sensitive liabilities of 7%.

        The sum of federal funds sold, interest bearing deposits with banks and other short-term investments declined by $50 million at December 31, 2014 as compared to December 31, 2013. This decline in interest sensitive assets at year-end 2014 versus 2013 was a significant factor in the cumulative GAP position within 12 months declining to 7% of total assets at December 31, 2014 from 9% of total assets at December 31, 2013.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Stegman & Company
Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Eagle Bancorp, Inc.

        We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") as of December 31, 2014 and 2013, and the consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these Consolidated Financial Statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Eagle Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ STEGMAN AND COMPANY

Baltimore, Maryland
March 2, 2015

EAGLE BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$9,097	$9,577
Federal funds sold	3,516	5,695
Interest bearing deposits with banks and other short-term investments	243,412	291,688
Investment securities available for sale, at fair value	382,343	378,133
Federal Reserve and Federal Home Loan Bank stock	22,560	11,272
Loans held for sale	44,317	42,030
Loans	4,312,399	2,945,158
Less allowance for credit losses	(46,075)	(40,921)

Loans, net	4,266,324	2,904,237
Premises and equipment, net	19,099	16,737
Deferred income taxes	32,511	28,949
Bank owned life insurance	56,594	39,738
Intangible assets, net	109,908	3,510
Other real estate owned	13,224	9,225
Other assets	44,975	30,712

Total Assets	$5,247,880	$3,771,503

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,175,799	$849,409
Interest bearing transaction	143,628	118,580
Savings and money market	2,302,600	1,811,088
Time, $100,000 or more	393,132	203,706
Other time	295,609	242,631

Total deposits	4,310,768	3,225,414
Customer repurchase agreements	61,120	80,471
Other short-term borrowings	100,000	—
Long-term borrowings	119,300	39,300
Other liabilities	35,933	32,455

Total Liabilities	4,627,121	3,377,640

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at December 31, 2014, and December 31, 2013; Series C, $1,000 per share liquidation preference, shares issued and outstanding 15,300 at December 31, 2014, and -0- at December 31, 2013	71,900	56,600
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 30,139,396, and 25,885,863, respectively	296	253
Warrant	946	946
Additional paid in capital	394,933	242,990
Retained earnings	150,037	96,393
Accumulated other comprehensive income (loss)	2,647	(3,319)

Total Shareholders' Equity	620,759	393,863

Total Liabilities and Shareholders' Equity	$5,247,880	$3,771,503

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

Years Ended December 31,

(dollars in thousands, except per share data)

	2014	2013	2012
Interest Income
Interest and fees on loans	$181,775	$148,801	$134,600
Interest and dividends on investment securities	9,286	7,792	6,824
Interest on balances with other banks and short-term investments	496	689	475
Interest on federal funds sold	16	12	44

Total interest income	191,573	157,294	141,943

Interest Expense
Interest on deposits	9,638	10,614	12,057
Interest on customer repurchase agreements	143	254	325
Interest on short-term borrowings	31	—	3
Interest on long-term borrowings	3,283	1,636	2,029

Total interest expense	13,095	12,504	14,414

Net Interest Income	178,478	144,790	127,529
Provision for Credit Losses	10,879	9,602	16,190

Net Interest Income After Provision For Credit Losses	167,599	135,188	111,339

Noninterest Income
Service charges on deposits	4,906	4,607	3,937
Gain on sale of loans	6,886	14,578	13,942
Gain on sale of investment securities	22	19	690
Loss on early extinguishment of debt	—	—	(529)
Increase in the cash surrender value of bank owned life insurance	1,283	720	392
Other income	5,248	4,792	2,932

Total noninterest income	18,345	24,716	21,364

Noninterest Expense
Salaries and employee benefits	57,268	47,481	43,684
Premises and equipment expenses	13,317	11,923	10,218
Marketing and advertising	1,999	1,686	1,759
Data processing	6,163	5,903	4,415
Legal, accounting and professional fees	3,439	2,969	4,253
FDIC insurance	2,333	2,263	2,089
Merger expenses	4,699	—	24
Other expenses	10,510	12,354	10,089

Total noninterest expense	99,728	84,579	76,531

Income Before Income Tax Expense	86,216	75,325	56,172
Income Tax Expense	31,958	28,318	20,883

Net Income	54,258	47,007	35,289
Preferred Stock Dividends	614	566	566

Net Income Available to Common Shareholders	$53,644	$46,441	$34,723

Earnings Per Common Share
Basic	$2.01	$1.81	$1.50
Diluted	$1.95	$1.76	$1.46

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income

Years Ended December 31,

(dollars in thousands)

	2014	2013	2012
Net Income	$54,258	$47,007	$35,289
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available for sale	5,979	(8,773)	1,004
Reclassification adjustment for net gains included in net income	(13)	(11)	(414)

Net change in unrealized (loss) gains on securities	5,966	(8,784)	590

Comprehensive Income	$60,224	$38,223	$35,879

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands)

	Preferred Stock	Common Stock	Warrant	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance January 1, 2012	$56,600	$197	$946	$132,670	$71,423	$4,875	$266,711
Net Income	—	—	—	—	35,289	—	35,289
Net change in other comprehensive income	—	—	—	—	—	590	590
Stock-based compensation	—	—	—	2,495	—	—	2,495
Exercise of options for 167,882 shares of common stock	—	3	—	1,682	—	—	1,685
Common stock issued 2,864,495 shares	—	26	—	42,930	—	—	42,956
Tax benefit on non-qualified options exercised	—	—	—	369	—	—	369
Employee stock purchase plan 31,248 shares	—	—	—	447	—	—	447
Preferred stock dividends	—	—	—	—	(566)	—	(566)

Balance December 31, 2012	56,600	226	946	180,593	106,146	5,465	349,976
Net Income	—	—	—	—	47,007	—	47,007
Net change in other comprehensive income	—	—	—	—	—	(8,784)	(8,784)
10% common stock dividend 2,340,518 shares	—	24	—	56,159	(56,183)	—	—
Cash paid in lieu of fractional shares	—	—	—	—	(11)	—	(11)
Stock-based compensation	—	—	—	3,304	—	—	3,304
Common stock issued 563,343 shares under equity compensation plans	—	3	—	1,981	—	—	1,984
Tax benefits related to stock compensation	—	—	—	410	—	—	410
Employee stock purchase plan 27,113 shares	—	—	—	543	—	—	543
Preferred stock dividends	—	—	—	—	(566)	—	(566)

Balance December 31, 2013	56,600	253	946	242,990	96,393	(3,319)	393,863
Net Income	—	—	—	—	54,258	—	54,258
Net change in other comprehensive income	—	—	—	—	—	5,966	5,966
Common stock issued to effect merger with Virginia Heritage 4,010,261 shares	—	40	—	144,053	—	—	144,093
Stock-based compensation	—	—	—	3,981	—	—	3,981
Common stock issued 223,382 shares under equity compensation plans	—	3	—	2,310	—	—	2,313
Tax benefits related to stock compensation	—	—	—	978	—	—	978
Employee stock purchase plan 19,890 shares	—	—	—	621	—	—	621
Issurance of Series C Preferred Stock	15,300	—	—	—	—	—	15,300
Preferred stock dividends	—	—	—	—	(614)	—	(614)

Balance December 31, 2014	$71,900	$296	$946	$394,933	$150,037	$2,647	$620,759

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

(dollars in thousands)

	2014	2013	2012
Cash Flows From Operating Activities:
Net Income	$54,258	$47,007	$35,289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	10,879	9,602	16,190
Depreciation and amortization	5,049	4,227	3,390
Gains on sale of loans	(6,886)	(14,578)	(13,942)
Securities premium amortization (discount accretion), net	3,456	3,162	8,734
Origination of loans held for sale	(572,342)	(983,332)	(1,471,248)
Proceeds from sale of loans held for sale	576,941	1,182,803	1,435,093
Net increase in cash surrender value of BOLI	(1,283)	(720)	(392)
Increase in deferred income taxes	(3,562)	(3,965)	(4,848)
Decrease in fair value of other real estate owned	638	—	—
Net loss (gain) on sale of other real estate owned	154	772	(26)
Net gain on sale of investment securities	(22)	(19)	(690)
Loss on early extinguishment of debt	—	—	529
Stock-based compensation expense	3,981	3,304	2,495
Excess tax benefits from stock-based compensation	(978)	(410)	(369)
(Increase) decrease in other assets	(12,631)	(26)	3,797
Increase in other liabilities	1,856	10,850	1,818

Net cash provided by operating activities	59,508	258,677	15,820

Cash Flows From Investing Activities:
(Increase) decrease in interest bearing deposits with other banks and short-term investments	(634)	(88)	11
Purchases of available for sale investment securities	(50,404)	(148,373)	(117,554)
Proceeds from maturities of available for sale securities	37,571	35,985	47,007
Proceeds from sale/call of available for sale securities	49,902	22,148	77,084
Purchases of Federal Reserve and Federal Home Loan Bank stock	(5,650)	(731)	(2,776)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	1,374	153	2,324
Net increase in loans	(595,543)	(474,542)	(447,557)
Proceeds from sale of other real estate owned	520	6,783	901
Proceeds from redemption of BOLI	—	95	—
Purchases of BOLI	(1,058)	(25,603)	—
Purchases of annuities	—	(11,227)	—
Acquisition of Virginia Heritage, net of cash	(156,581)	—	—
Bank premises and equipment acquired	(5,223)	(5,336)	(6,007)

Net cash used in investing activities	(725,726)	(600,736)	(446,567)

Cash Flows From Financing Activities:
Increase in deposits	384,443	328,192	504,803
Decrease in customer repurchase agreements	(19,351)	(20,867)	(2,024)
Issuance of Series C Preferred Stock	15,300	—	—
Issuance of common stock	144,093	—	42,956
Increase in short-term borrowings	7,500
Increase (decrease) in long-term borrowings	80,000		(10,000)
Payment of dividends on preferred stock	(614)	(566)	(566)
Proceeds from exercise of stock options	2,313	1,984	1,685
Excess tax benefits from stock-based compensation	978	410	369
Payment in lieu of fractional shares	—	(11)	—
Proceeds from employee stock purchase plan	621	543	447

Net cash provided by financing activities	615,283	309,685	537,670

Net (Decrease) Increase In Cash and Cash Equivalents	(50,935)	(32,374)	106,923
Cash and Cash Equivalents at Beginning of Period	306,960	339,334	232,411

Cash and Cash Equivalents at End of Period	$256,025	$306,960	$339,334

Supplemental Cash Flows Information:
Interest paid	$11,742	$12,910	$14,935

Income taxes paid	$33,050	$23,945	$18,151

Non-Cash Investing Activities
Transfers from loans to other real estate owned	$5,311	$14,842	$3,955

Transfers from other real estate owned to loans	$—	$3,361	$—

See notes to consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012:

Note 1—Summary of Significant Accounting Policies

        The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the "Company"), EagleBank (the "Bank"), Eagle Commercial Ventures, LLC ("ECV"), Eagle Insurance Services, LLC, and Bethesda Leasing, LLC, with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company's books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") in the United States of America and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2014. The following is a summary of the more significant accounting policies.

Nature of Operations

        The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Montgomery County, Maryland, and Washington, D.C. On October 31, 2014, the Company completed its acquisition of Virginia Heritage Bank ("Virginia Heritage"). Refer to Note 2 for a full description of this transaction. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan's origination. As of December 31, 2014, the Bank offers its products and services through twenty two banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects. These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending—Revenue Recognition below.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements.

Business Combinations

        Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

        The Company's current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2014 and December 31, 2013. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Intangible assets in the consolidated balance sheets. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in Other income in the consolidated statement of operations.

        The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both "best efforts" and "mandatory delivery" forward loan sale commitments to mitigate the risk of potential decrease in the values of loans that would result from the exercise of the derivative loan commitments. Under a "best efforts" contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Company is not generally exposed to losses on loans sold utilizing best efforts. Nor will it realize gains, related to rate lock commitments due to changes in interest rates. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the rate lock commitments. Under a "mandatory delivery" contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a "pair-off" fee, based on then-current market prices, to compensate the investor for the shortfall. The rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives the Company manages the interest rate risk on rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Company obtains the right

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

Higher Risk Lending—Revenue Recognition

        The Company has occasionally made higher risk acquisition, development, and construction ("ADC") loans that entail higher risks than ADC loans made following normal underwriting practices ("higher risk loan transactions"). These higher risk loan transactions are currently made through the Company's subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee ("AcSEC") guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC's guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Certain additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk transactions during 2014, 2013 or 2012 (although normal interest income was recorded) and had four higher risk lending transactions outstanding as of December 31, 2014, as compared to five higher risk lending transaction outstanding as of December 31, 2013, amounting to $6.2 million and $7.4 million, respectively.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

        The components of the allowance for credit losses represent an estimation done pursuant to ASC Topic 450, "Contingencies," or ASC Topic 310, "Receivables." Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss may be incurred. For potential problem credits for which specific allowance amounts have not been determined, the Company establishes allowances according to the application of credit risk factors. These factors are set by management and approved by the appropriate Board committee to reflect its assessment of the relative level of risk inherent in each risk grade. A third component of the allowance computation, termed a nonspecific or environmental factors allowance, is based upon management's evaluation of various environmental conditions that are not directly measured in the determination of either the specific allowance or formula allowance. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of outside review consultants, and management's judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Executive management reviews these environmental conditions quarterly, and documents the rationale for all changes.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

These costs are included as a component of premises and equipment expenses on the Consolidated Statements of Operations.

Other Real Estate Owned ("OREO")

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

Goodwill and Other Intangible Assets

        Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.

        Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. The Company performs impairment testing during the fourth quarter of each year or when events or changes in circumstances indicate the assets might be impaired.

        The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of quantitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2014. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

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
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

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

Income Taxes

        The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, "Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made in the Company's tax reserves for uncertain tax positions or accompanying potential tax penalties and interest for underpayments of income taxes. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at either December 31, 2014 or December 31, 2013.

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
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

        In accordance with ASC Topic 718, "Compensation," the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value (computed at the date of option grant) of any outstanding fixed stock option grant and restricted stock award. Compensation expense on variable stock option grants (i.e. performance based grants) if any, is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 13 for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2014, 2013 and 2012.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 2—Mergers and Acquisitions

        On October 31, 2014, the Company completed its acquisition of Virginia Heritage, a banking institution based in Fairfax County, Virginia. The acquisition of Virginia Heritage was effected through the merger (the "Merger") of Virginia Heritage with and into EagleBank, in accordance with the Agreement and Plan of Reorganization (the "Merger Agreement") among the Company, EagleBank and Virginia Heritage, dated June 9, 2014. Pursuant to the Merger Agreement, each share of Virginia Heritage common stock was converted into the right to receive 0.6632 shares of Company common stock and $7.50 in cash, plus cash in lieu of fractional shares. Outstanding options to acquire Virginia Heritage common stock were converted into fully vested options to purchase an aggregate of 401,497 shares of Company common stock. In connection with the Merger, the Company paid an aggregate of $45.4 million in cash to former shareholders of Virginia Heritage and issued 4,010,261 shares of Company common stock were issued. On the acquisition date, the estimated fair values of Virginia Heritage included $914 million in assets, $800 million in loans and $645 million in deposits. The acquisition was valued at $189 million Additionally, pursuant to the Merger Agreement, each of the 15,300 shares of Virginia Heritage's Senior Non-Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation amount per share ("Virginia Heritage Series A Preferred Stock"), which was issued to the U.S. Treasury pursuant to the Small Business Lending Fund Program ("SBLF"), was exchanged for one share of a new series of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation amount $1,000 per share (the "Series C Preferred Stock"), which ranks equally with and has substantially identical terms and conditions as the Company's existing Senior Non-Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share ("Series B Preferred Stock"). The Series C Preferred Stock has a dividend rate of 1.00%. The assets acquired and liabilities assumed were accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair value as of October 31, 2014, based on management's best estimates using the information available as of the merger date. The Company incurred $4.7 million of acquisition related expenses during the year ended December 31, 2014 related to the acquisition of Virginia Heritage, included within "Merger expenses" in the Consolidated Statements of Operations.

        Virginia Heritage's results of operations have been included in the Company's consolidated statements of income and comprehensive income for the two months ended December 31, 2014. Based on a purchase price allocation, the Company recorded $102.3 million in goodwill and $4.6 million in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts, include third party valuations, and will continue to be reviewed by the Company. Goodwill is not amortized for book purposes; however, it is reviewed at least annually for impairment, and is not deductible for tax purposes.

        Except for collateral dependent loans, the fair values for loans acquired from Virginia Heritage were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, fair value was estimated by analyzing the value of the underlying collateral, assuming the fair values of the loans were derived from the eventual sale of the collateral. These values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 2—Mergers and Acquisitions (Continued)

        The acquired loan portfolio subject to purchased credit impairment accounting guidance (ASC 310-30) as well as those excluded from ASC 310-30 accounting as of October 31, 2014 is as follows:

(dollars in thousands)
Accounted for under ASC 310-30:
Contractual principal balance at acquisition	$4,448
Contractual cash flows not expected to be collected (nonaccretable discount)	1,191

Expected cash flows at acquisition at acquisition	3,257
Interest component of expected cash flows (accretable discount)	—

Fair value at acquisition	$3,257
Excluded under ASC 310-30 accounting:
Unpaid principal balance	$812,681
Fair value discount	11,618

Fair value at acquisition	801,063

Total fair value at acquisition	$804,320

        The core deposit intangible asset recognized is being amortized on an accelerated basis over the estimated life, currently expected to be 6 years.

        Goodwill is not amortized for book purposes; however, it is reviewed at least annually for impairment and is not deductible for tax purposes.

        The fair value of premises and equipment and other real estate owned was estimated using appraisals of like kind properties and assets. Premises, equipment and leasehold improvements will be amortized or depreciated over their estimated useful lives ranging from one to five years for equipment or over the life of the lease for leasehold improvements. Other real estate owned is not amortized and is carried at estimated fair value determined by the appraised value less costs to sell.

        The fair value of retail demand and interest bearing deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities. The fair value of borrowed funds was estimated by discounting the future cash flows using market rates for similar borrowings.

        The following unaudited pro forma financial information presents the consolidated results of operations of the Company and Virginia Heritage as if the acquisition had occurred as of January 1, 2013 with pro forma adjustments to give effect of any changes in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans, any changes in interest expenses due to estimated premium amortization/discount accretion associated with the fair value

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 2—Mergers and Acquisitions (Continued)

adjustment to acquired time deposits and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of January 1, 2013.

	For the years ended December 31,
(dollars in thousands)	2014	2013
Net interest income	$206,721	$174,509
Net income	58,756	55,973
Earnings per share:
Basic	$1.89	$1.86
Diluted	$1.82	$1.81

Note 3—Cash and Due from Banks

        Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2014, the Bank maintained balances at the Federal Reserve (in addition to vault cash) to meet the reserve requirements as well as balances to partially compensate for services. Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held, which interest on excess reserves was increased under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act passed in July 2010. Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with seven domestic correspondent banks as compensation for services they provide to the Bank.

Note 4—Investment Securities Available-for-Sale

        The amortized cost and estimated fair values of investments available-for-sale at December 31, 2014 and 2013 are as follows:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$29,434	$500	$40	$29,894
Residential mortgage backed securities	241,120	1,716	2,516	240,320
Municipal bonds	106,983	4,850	121	111,712
Other equity investments	396	21	—	417

	$377,933	$7,087	$2,677	$382,343

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 4—Investment Securities Available-for-Sale (Continued)

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. Government agency securities	$46,640	$843	$148	$47,335
Residential mortgage backed securities	234,206	1,143	6,675	228,674
Municipal bonds	102,423	2,017	2,700	101,740
Other equity investments	396	—	12	384

	$383,665	$4,003	$9,535	$378,133

        The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 4.0 years. The gross unrealized gain on other equity investments represents common stock of one local banking company owned by the Company, and traded on a broker "bulletin board" exchange. The estimated fair value is determined by broker quoted prices. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2014 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity. In addition, at December 31, 2014, the Company held $22.6 million in equity securities in a combination of Federal Reserve Bank ("FRB") and Federal Home Loan Bank ("FHLB") stocks, which are held for regulatory purposes and are not marketable.

        Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2014 and 2013 are as follows:

	Less than 12 Months		12 Months or Greater		Total
December 31, 2014	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U.S. Government agency securities	$2,001	$7	$1,750	$33	$3,751	$40
Residential mortgage backed securities	49,644	221	86,028	2,295	135,672	2,516
Municipal bonds	4,974	14	10,915	107	15,889	121

	$56,619	$242	$98,693	$2,435	$155,312	$2,677

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 4—Investment Securities Available-for-Sale (Continued)

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

        The amortized cost and estimated fair values of investments available-for-sale at December 31, 2014 and 2013 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014		December 31, 2013
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Government agency securities maturing:
One year or less	$2,998	$3,051	$19,025	$19,133
After one year through five years	19,947	20,276	27,615	28,202
Five years through ten years	6,489	6,567	—	—
Residential mortgage backed securities	241,120	240,320	234,206	228,674
Municipal bonds maturing:
One year or less	2,410	2,438	—	—
After one year through five years	47,038	49,607	25,718	26,008
Five years through ten years	54,983	56,927	76,705	75,732
After ten years	2,552	2,740	—	—
Other equity investments	396	417	396	384

	$377,933	$382,343	$383,665	$378,133

        In 2014, gross realized gains on sales of investment securities were $298 thousand and gross realized losses on sales of investment securities were $276 thousand. In 2013, gross realized gains on sales of investment securities were $237 thousand and gross realized losses on sales of investment securities were $218 thousand. In 2012, gross realized gains on sales of investment securities were $941 thousand and gross realized losses on sales of investment securities were $251 thousand.

        Proceeds from sales and calls of investment securities in 2014 were $49.91 million, in 2013 were $22.1 million, and in 2012 were $77.1 million.

        At December 31, 2014, $257.2 million (fair value) of securities were pledged as collateral for certain government deposits, securities sold under agreement to repurchase, and other related purposes. The outstanding balance of no single issuer, except for U.S. Government and U.S. Government agency securities, exceeded ten percent of shareholders' equity at December 31, 2014 or 2013.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 5—Loans and Allowance for Credit Losses

        The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.

        Loans, net of unamortized net deferred fees, at December 31, 2014 and 2013 are summarized by type as follows:

	December 31, 2014		December 31, 2013
(dollars in thousands)	Amount	%	Amount	%
Commercial	$916,226	21%	$694,350	24%
Income producing—commercial real estate	1,703,172	40%	1,119,800	38%
Owner occupied—commercial real estate	461,581	11%	317,491	11%
Real estate mortgage—residential	148,018	3%	90,418	3%
Construction—commercial and residential	793,432	18%	574,167	19%
Construction—C&I (owner occupied)	58,032	1%	34,659	1%
Home equity	122,536	3%	110,242	4%
Other consumer	109,402	3%	4,031	—

Total loans	4,312,399	100%	2,945,158	100%
Less: Allowance for Credit Losses	(46,075)		(40,921)

Net loans	$4,266,324		$2,904,237

        Unamortized net deferred fees amounted to $15.6 million and $12.7 million at December 31, 2014 and 2013, of which $182 thousand and $235 thousand at December 31, 2014 and 2013, respectively, represented net deferred costs on home equity loans.

        Loans acquired from Virginia Heritage totaled $804 million at fair value, comprised of $801 million of loans that were not considered impaired at the acquisition date and $3.0 million of loans that were determined to be impaired at the time of acquisition. The impaired loans were accounted for in accordance with ASC Topic 310-30 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("ASC 310-30"). At December 31, 2014, the net recorded amount of loans accounted for under ASC 310-30 was $2.9 million. Loans acquired in the Merger that were determined to be purchased credit impaired loans were all considered collateral dependent loans. Therefore, estimated fair value calculations and projected cash flows included only return of principal and no interest income. There was no accretable yield associated with these loans during the year ended 2014.

        As of December 31, 2014 and 2013, the Bank serviced $67.9 million and $67.6 million, respectively, of loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

Loan Origination/Risk Management

        The Company's goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include carefully enforcing loan policies and procedures, evaluating each borrower's business

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

        The composition of the Company's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. The combination of owner occupied commercial real estate and owner occupied commercial real estate construction represent 12% of the loan portfolio. At December 31, 2014, the combination of commercial real estate and real estate construction loans represent approximately 70% of the loan portfolio. When owner occupied commercial real estate and owner occupied commercial construction loans are excluded, the percentage of commercial real estate and construction loans to total loans decreases to 58%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.00. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at December 31, 2014 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

        Approximately 6% of the loan portfolio at December 31, 2014 consists of home equity loans and lines of credit and other consumer loans, consisting primarily of indirect automobile loans acquired in the Merger. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        Approximately 3% of the loan portfolio consists of residential mortgage loans. These are typically loans underwritten to the same underwriting standards as residential loans held for sale but for shorter terms, generally less than 10 years.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

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

        The Company's loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $851.5 million at December 31, 2014. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 31% of the outstanding ADC loan portfolio at December 31, 2014. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

        The following tables detail activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
For the Year Ended December 31, 2014
Allowance for credit losses:
Balance at beginning of period	$9,780	$10,359	$3,899	$944	$13,934	$1,871	$134	$40,921
Loans charged-off	(2,634)	(121)	(752)	(138)	(2,721)	(379)	(189)	(6,934)
Recoveries of loans previously charged-off	977	42	7	—	83	10	90	1,209

Net loans charged-off	(1,657)	(79)	(745)	(138)	(2,638)	(369)	(99)	(5,725)
Provision for credit losses	5,099	1,162	(200)	453	4,329	(33)	69	10,879

Ending balance	$13,222	$11,442	$2,954	$1,259	$15,625	$1,469	$104	$46,075

For the Year Ended December 31, 2014
Allowance for credit losses:
Individually evaluated for impairment	$5,334	$751	$577	$—	$927	$430	$45	$8,064
Collectively evaluated for impairment	7,888	10,691	2,377	1,259	14,698	1,039	59	38,011

Ending balance	$13,222	$11,442	$2,954	$1,259	$15,625	$1,469	$104	$46,075

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

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

        There was no amount included in the allowance for loan losses associated with purchased credit impaired loans at December 31, 2014, as there was no further deterioration in the credit quality of these loans since the Merger date.

        The Company's recorded investments in loans as of December 31, 2014 and December 31, 2013 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company's impairment methodology was as follows:

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
December 31, 2014
Recorded investment in loans:
Individually evaluated for impairment	$17,612	$5,109	$6,891	$—	$14,241	$1,398	$59	$45,310
Collectively evaluated for impairment	898,614	1,698,063	454,690	148,018	837,223	121,138	109,343	4,267,089

Ending balance	$916,226	$1,703,172	$461,581	$148,018	$851,464	$122,536	$109,402	$4,312,399

December 31, 2013
Recorded investment in loans:
Individually evaluated for impairment	$9,614	$2,682	$7,574	$113	$13,862	$682	$70	$34,597
Collectively evaluated for impairment	684,736	1,117,118	309,917	90,305	594,964	109,560	3,961	2,910,561

Ending balance	$694,350	$1,119,800	$317,491	$90,418	$608,826	$110,242	$4,031	$2,945,158

        At December 31, 2014, the nonperforming loans acquired from Fidelity and Virginia Heritage have a carrying value of $529 thousand and $2.9 million, and an unpaid principal balance of $586 thousand and $4.0 million, and were evaluated separately in accordance with ASC Topic 310-30, "Loans and Debt

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

Securities Acquired with Deteriorated Credit Quality." The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of December 31, 2014 and 2013.

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans
December 31, 2014
Commercial	$875,102	$23,512	$17,612	$—	$916,226
Income producing—commercial real estate	1,679,101	18,962	5,109	—	1,703,172
Owner occupied—commercial real estate	445,013	9,677	6,891	—	461,581
Real estate mortgage—residential	147,262	756	—	—	148,018
Construction—commercial and residential	827,503	9,720	14,241	—	851,464
Home equity	119,420	1,718	1,398	—	122,536
Other consumer	109,343	—	59	—	109,402

Total	$4,202,744	$64,345	$45,310	$—	$4,312,399

December 31, 2013
Commercial	$655,409	$29,327	$9,614	$—	$694,350
Income producing—commercial real estate	1,095,285	21,833	2,682	—	1,119,800
Owner occupied—commercial real estate	294,337	15,580	7,574	—	317,491
Real estate mortgage—residential	89,501	804	113	—	90,418
Construction—commercial and residential	575,321	19,643	13,862	—	608,826
Home equity	107,415	2,145	682	—	110,242
Other consumer	3,961	—	70	—	4,031

Total	$2,821,229	$89,332	$34,597	$—	$2,945,158

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The following presents by class of loan, information related to nonaccrual loans as of the year ended December 31, 2014 and 2013.

(dollars in thousands)	December 31, 2014	December 31, 2013
Commercial	$12,975	$6,779
Income producing—commercial real estate	2,645	2,525
Owner occupied—commercial real estate	1,324	5,452
Real estate mortgage—residential	346	887
Construction—commercial and residential	3,697	8,366
Home equity	1,398	623
Other consumer	58	70

Total nonaccrual loans(1)(2)	$22,443	$24,702

(1)
Excludes troubled debt restructurings ("TDRs") that were performing under their restructured terms totaling $13.5 million at December 31, 2014, and $7.9 million at December 31, 2013.

(2)
Gross interest income that would have been recorded in 2014 if nonaccrual loans shown above had been current and in accordance with their original terms was $1.5 million, while interest actually recorded on such loans was $1.7 million. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The following table presents by class, an aging analysis and the recorded investments in loans past due as of December 31, 2014 and 2013.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans
December 31, 2014
Commercial	$1,505	$4,032	$12,975	$18,512	$897,714	$916,226
Income producing—commercial real estate	1,825	5,376	2,645	9,846	1,693,326	1,703,172
Owner occupied—commercial real estate	1,089	214	1,324	2,627	458,954	461,581
Real estate mortgage—residential	—	—	346	346	147,672	148,018
Construction—commercial and residential	—	—	3,697	3,697	847,767	851,464
Home equity	—	1,365	1,398	2,763	119,773	122,536
Other consumer	284	81	58	423	108,979	109,402

Total	$4,703	$11,068	$22,443	$38,214	$4,274,182	$4,312,399

December 31, 2013
Commercial	$1,698	$11,146	$6,779	$19,623	$674,727	$694,350
Income producing—commercial real estate	818	—	2,525	3,343	1,116,457	1,119,800
Owner occupied—commercial real estate	360	2,121	5,452	7,933	309,558	317,491
Real estate mortgage—residential	—	—	887	887	89,531	90,418
Construction—commercial and residential	—	—	8,366	8,366	600,460	608,826
Home equity	626	359	623	1,608	108,634	110,242
Other consumer	—	15	70	85	3,946	4,031

Total	$3,502	$13,641	$24,702	$41,845	$2,903,313	$2,945,158

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The following table presents by class, information related to impaired loans for the years ended December 31, 2014 and 2013.

						Average Recorded Investment		Interest Income Recognized
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance
(dollars in thousands)				Total Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Quarter To Date	Year To Date
December 31, 2014
Commercial	$14,075	$1,603	$11,372	$12,975	$5,334	$14,203	$13,681	$20	$251
Income producing—commercial real estate	10,869	8,952	1,542	10,494	751	8,202	7,021	196	203
Owner occupied—commercial real estate	1,889	1,038	851	1,889	577	2,696	3,986	—	6
Real estate mortgage—residential	346	346	—	346	—	348	529	—	—
Construction—commercial and residential	8,785	8,176	609	8,785	927	10,113	10,967	436	1,147
Home equity	1,398	339	1,059	1,398	430	993	747	32	36
Other consumer	58	—	58	58	45	29	30	7	7

Total	$37,420	$20,454	$15,491	$35,945	$8,064	$36,584	$36,961	$691	$1,650

December 31, 2013
Commercial	$6,779	$2,327	$4,452	$6,779	$1,323	$8,193	$8,877	$53	$131
Income producing—commercial real estate	5,902	1,322	4,580	5,902	1,098	6,183	5,755	38	175
Owner occupied—commercial real estate	5,452	111	5,341	5,452	1,853	5,939	6,285	52	108
Real estate mortgage—residential	887	774	113	887	27	891	792	2	2
Construction—commercial and residential	13,233	5,358	7,575	12,933	1,625	13,405	17,298	44	169
Home equity	623	—	623	623	526	567	508	2	4
Other consumer	70	—	70	70	68	58	34	1	2

Total	$32,946	$9,892	$22,754	$32,646	$6,520	$35,236	$39,549	$192	$591

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

collateral, less any selling costs, if the loan is collateral dependent. Management exercises significant judgment in developing these estimates.

        The following table presents by class, the recorded investment of loans modified in TDRs during the years ended December 31, 2014 and 2013.

(dollars in thousands)	Number of Contracts	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
December 31, 2014
Commercial	1	$—	$227	$227
Income producing—commercial real estate	3	7,849	—	7,849
Owner occupied—commercial real estate	1	565	—	565
Construction—commercial and residential	1	5,088	—	5,088

Total	6	$13,502	$227	$13,729

December 31, 2013
Commercial	3	$—	$4,042	$4,042
Income producing—commercial real estate	3	3,377	217	3,594
Owner occupied—commercial real estate	1	—	4,081	4,081
Construction—commercial and residential	2	4,567	912	5,479

Total	9	$7,944	$9,252	$17,196

        During the year ended December 31, 2014, eight performing TDR loans totaling approximately $11.6 million experienced defaults on their modified terms. These eight previously performing TDRs were reclassified as follows; four nonperforming TDRs totaling $9.1 million were sold during the year, one nonperforming TDR totaling approximately $2.0 million was reclassified to OREO after the Company took possession of the underlying collateral, the Company was paid off on another TDR totaling $217 thousand, one to nonperforming loans totaling $227 thousand was reclassified to nonperforming loans, one TDR totaling $95 thousand was charged-off. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were four loans totaling approximately $8.0 million modified in a TDR during the year ended December 31 2014, as compared to one loan totaling $1.2 million was modified during the year ended December 31, 2013.

Related Party Loans

        Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2014 and 2013.

(dollars in thousands)	2014	2013
Balance at January 1,	$30,123	$31,435
Additions	10,000	7,091
Repayments	(23,041)	(8,403)

Balance at December 31,	$17,082	$30,123

Note 6—Premises and Equipment

        Premises and equipment include the following at December 31:

(dollars in thousands)	2014	2013
Leasehold improvements	$23,050	$18,213
Furniture and equipment	20,931	18,289
Less accumulated depreciation and amortization	(24,882)	(19,765)

Total premises and equipment, net	$19,099	$16,737

        Total depreciation and amortization expense for the years ended December 31, 2014, 2013, and 2012, was $4.6 million, $3.9 million, and $3.1 million, respectively.

        The Company leases banking and office space in thirty three locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from five to ten years and provide for one or more five year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $7.5 million for 2014, $6.9 million in 2013, and $6.1 million in 2012. The Company subleased two leased premises during 2014, 2013, and 2012 and recorded $114 thousand, $57 thousand, and $99 thousand respectively, as a reduction of rent expense during 2014, 2013, and 2012.

        At December 31, 2014, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years ending December 31:
(dollars in thousands)
2015	$8,610
2016	7,927
2017	7,046
2018	6,384
2019	5,999
Thereafter	12,394

Total minimum lease payments	$48,360

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 7—Intangible Assets

        Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

(dollars in thousands)	Gross Intangible Assets	Additions	Accumulated Amortization	Net Intangible Assets
2014
Goodwill(1)	$2,163	$102,262	$—	$104,425
Core deposit(2)	2,520	4,550	(1,869)	5,201
Excess servicing(3)	865	330	(913)	282

	$5,548	$107,142	$(2,782)	$109,908

2013
Goodwill(1)	$2,163	$—	$—	$2,163
Core deposit(2)	2,520	—	(1,407)	1,113
Excess servicing(3)	526	339	(631)	234

	$5,209	$339	$(2,038)	$3,510

(1)
The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity & Trust Financial Corporation ("Fidelity") of approximately $360 thousand. Based on allowable adjustments through August 31, 2009, the unidentified intangible (goodwill) amounted to approximately $2.2 million. The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Virginia Heritage of approximately $102.3 million.

(2)
In connection with the Fidelity acquisition (August 2008), one branch purchase (January 2011), and the Virginia Heritage acquisition, the Company made an allocation of the purchase price to the core deposit intangibles which were $2.3 million, $215 thousand, and $4.6 million respectively based on an independent evaluation. The amount of the core deposit intangible relating to the one branch acquisition was fully amortized at December 31, 2013. The amount of the core deposit intangible relating to the Fidelity acquisition at December 31, 2014 was $804 thousand, which is being amortized over its remaining economic life of 1.2 years as a component of other noninterest expense. The amount of the core deposit intangible relating to the Virginia Heritage acquisition at December 31, 2014 was $4.4 million, which is being amortized over its remaining economic life of 6 years as a component of other noninterest expense.

(3)
The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to the loan term and amortization period are made to arrive at the initial recorded value.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 7—Intangible Assets (Continued)

        The future estimated annual amortization expense is presented below:

Years ending December 31:
(dollars in thousands)
2015	$1,215
2016	1,207
2017	1,064
2018	957
2019	715
Thereafter	43

Total	$5,201

Note 8—Derivatives

        As part of its mortgage banking activities, the Bank enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs ("best efforts") or commits to deliver the locked loan in a binding ("mandatory") delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of mortgage backed securities ("MBS"). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Bank determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.

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

        At December 31, 2014 the Bank had derivative financial instruments with a notional value of $45.1 million related to its forward contracts. The fair value of these derivative instruments at December 31, 2014 were $146 thousand included in other assets and $250 thousand included in other liabilities. There were no derivative instruments in 2013.

        Included in other noninterest income for the year ended December 31, 2014 was a net gain of $140 thousand, relating to derivative instruments. The amount included in other noninterest income for year ended December 31, 2014 pertaining to its hedging activities was a net realized loss of $108 thousand. There were no derivative instruments or hedging activities in 2013.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 9—Deposits

        The following table provides information regarding the Bank's deposit composition and shows the average rate being paid on the interest bearing deposits at December 31, 2014, 2013 and 2012.

	2014		2013		2012
(dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$1,175,799	—	$849,409	—	$881,390	—
Interest bearing transaction	143,628	0.13%	118,580	0.26%	113,813	0.34%
Savings and money market	2,302,600	0.32%	1,811,088	0.35%	1,374,869	0.48%
Time, $100,000 or more	393,132	0.68%	203,706	0.88%	232,875	1.12%
Other time	295,609	0.70%	242,631	0.54%	294,275	0.71%

Total	$4,310,768		$3,225,414		$2,897,222

        The remaining maturity of time deposits at December 31, 2014, 2013 and 2012 are as follows:

(dollars in thousands)	2014	2013	2012
Three months or less	$104,482	$82,790	$102,022
More than three months through six months	106,861	109,101	88,156
More than six months through twelve months	182,187	118,646	104,122
Over twelve months	295,211	135,800	232,850

Total	$688,741	$446,337	$527,150

        Interest expense on deposits for the years ended December 31, 2014, 2013 and 2012 is as follows:

(dollars in thousands)	2014	2013	2012
Interest bearing transaction	$178	$298	$289
Savings and money market	6,265	5,765	5,946
Time, $100,000 or more	2,830	2,080	2,729
Other time	365	2,471	3,093

Total	$9,638	$10,614	$12,057

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 10—Borrowings

        Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2014		2013		2012
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased	$61,120	0.25%	$80,471	0.28%	$101,338	0.31%

Total	$61,120		$80,471		$101,338

Average Daily Balance:
Customer repurchase agreements and federal funds purchased	$63,490	0.23%	$94,566	0.27%	$96,141	0.34%
Federal Home Loan Bank—current portion	7,288	0.42%	—	—	503	0.41%
Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased	$80,471	0.28%	$106,975	0.23%	$111,580	0.34%
Federal Home Loan Bank—current portion	100,000	0.38%	—	—	10,000	2.98%
Long-term:
At Year-End:
Federal Home Loan Bank	$40,000	2.62%	$30,000	2.46%	$30,000	2.43%
Subordinated Notes	79,300	6.40%	9,300	8.50%	9,300	10.00%
United Bank Line of Credit	—	—	—	—	—	—
Average Daily Balance:
Federal Home Loan Bank	$39,205	2.00%	$30,000	2.46%	$37,404	2.90%
Subordinated Notes	37,875	6.59%	9,300	9.64%	9,300	10.00%
United Bank Line of Credit	—	—	—	—	—	—
Maximum Month-end Balance:
Federal Home Loan Bank	$122,500	0.68%	$30,000	2.46%	$40,000	2.96%
Subordinated Notes	79,300	6.52%	9,300	10.00%	9,300	10.00%
United Bank Line of Credit	—	—	—	—	—	—

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

        The Bank has commitments from correspondent banks under which it can purchase up to $137.5 million in federal funds on an unsecured basis, against which there were no amounts outstanding at December 31, 2014 and can borrow unsecured funds under one-way Certificates of Deposit Account Registry Service ("CDARS") brokered deposits in the amount of $784.4 million, against which there was

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 10—Borrowings (Continued)

$14.3 million outstanding at December 31, 2014. The Bank has a commitment at December 31, 2014 from Promontory to place up to $300.0 million of brokered deposits from its Insured Network Deposit ("IND") program with the Bank in amounts requested by the Bank, against which there was $246.9 million outstanding at December 31, 2014. At December 31, 2014, the Bank was also eligible to make advances from the FHLB up to $576.4 million based on collateral at the FHLB, of which $185.3 million was outstanding at December 31, 2014. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which amounts to approximately $409.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

        In December 2014, the Company renewed its Loan Agreement and related Stock Security Agreement and Promissory Note (the "credit facility") with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, or to finance capital contributions to the Bank in whole and to ECV in part. This facility was originally entered into in August 2008 and has been renegotiated over the past six years to its current terms. The credit facility is secured by a first lien on a portion of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2015. There were no amounts outstanding under this credit at December 31, 2014 or December 31, 2013.

        On September 3, 2013 the Company amended the terms of the $9.3 million of subordinated notes dated August 30, 2010. Under the amendment, the maturity date is extended from September 30, 2016 to September 30, 2021 and the interest rate is changed from 10%, to a fixed interest rate of 8.5% until August 30, 2016 and thereafter at a fixed rate of interest equal to the then current yield on the 5 year U.S. Treasury Note plus 7.03%. The notes are intended to qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under capital regulations applicable through December 31, 2014. The notes will not qualify for capital treatment upon implementation of recently adopted Basel III capital requirements. The payment of principal on the notes may only be accelerated upon the occurrence of certain bankruptcy or receivership related events relating to the Company or, to the extent permitted under capital rules to be adopted by the Federal Reserve Board pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, a major bank subsidiary of the Company.

        Under capital rules in effect at December 31, 2014, the capital treatment of the notes must be phased out, at a rate of 20% of the original principal amount per year during the last five years of the term of the notes, commencing on October 1, 2016. Through December 31, 2014, $9.3 million of subordinated notes are includible as Tier 2 capital.

        On August 5, 2014, the Company completed the sale of $70.0 million of its 5.75% subordinated notes, due September 1, 2024 (the "Notes"). The Notes were offered to the public at par. The net proceeds were approximately $68.8 million, net of $1.2 million in deferred financing costs which will be amortized over the life of the Notes.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 11—Preferred Stock and Warrants

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

        The Series B Preferred Stock was entitled to receive non-cumulative dividends beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, could fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of "Qualified Small Business Lending" or "QSBL" (as defined in the Purchase Agreement) by the Bank. The dividend rate for the first ten dividend periods was one percent (1%). For the eleventh calendar quarter through four and one half years after issuance, the dividend rate is fixed at one percent (1%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to nine percent (9%) if the stock has not been redeemed.

        The Series B Preferred Stock may be redeemed at any time at the Company's option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

        On November 18, 2011 under provisions of the CPP the Company issued to the Treasury warrants for 423,977 shares (as adjusted reflect the 10% stock dividend paid on June 14, 2013) of Company common stock at $6.76 per share (as adjusted for the 10% stock dividend paid on June 14, 2013) were sold by the Treasury. At December 31, 2014 those warrants remain outstanding and have an expiration date of December 8, 2018. Upon exercise, which is at the option of the holder, the Company will issue a number of shares of Company common stock in exchange for the warrants equal to the number of shares subject to the warrant less the number of shares determined by multiplying the number of shares subject to the warrant by the strike price and dividing the result by the current share price.

        Pursuant to the Merger Agreement, each of the 15,300 shares of Virginia Heritage Series A Preferred Stock, was exchanged for one share of the Company's Series C Preferred Stock, which ranks equally with and has substantially identical terms and conditions as the Company's existing Series B Preferred Stock.

Note 12—Income Taxes

        Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2014	2013	2012
Current federal income tax	$32,384	$26,136	$20,937
Current state income tax	7,114	6,147	4,543

Total current	39,498	32,283	25,480

Deferred federal income tax benefit	(7,494)	(3,909)	(4,564)
Deferred state income tax benefit	(46)	(56)	(33)

Total deferred	(7,540)	(3,965)	(4,597)

Total income tax expense	$31,958	$28,318	$20,883

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 12—Income Taxes (Continued)

        Temporary timing differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Gross deferred tax assets and liabilities, shown as the sum of the appropriate tax effect for each significant type of temporary difference, is presented below for the years ended December 31:

(dollars in thousands)	2014	2013	2012
Deferred tax assets
Allowance for credit losses	$18,544	$16,440	$15,035
Deferred loan fees and costs	10,337	5,039	3,020
Stock-based compensation	1,714	1,370	829
Net operating loss	3,198	3,449	3,952
Unrealized loss on securities available for sale	—	2,213	—
SERP	1,421	—	—
Premises and equipment	1,590	1,283	989
Other	71	4	4

Total deferred tax assets	36,875	29,798	23,829

Deferred tax liabilities
Unrealized gain on securities available for sale	(1,765)	—	(3,643)
Excess servicing	(114)	(95)	(58)
Deferred rent	(162)	(264)	(322)
Intangible assets	(2,323)	(490)	(678)

Total deferred tax liabilities	(4,364)	(849)	(4,701)

Net deferred income tax amount	$32,511	$28,949	$19,128

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 follows:

	2014	2013	2012
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) due to
State income taxes, net of federal income tax benefit	5.33	5.26	5.22
Tax exempt interest and dividend income	(2.28)	(2.17)	(2.46)
Stock-based compensation expense	0.04	0.06	0.08
Other	(1.02)	(0.56)	(0.66)

Effective tax rates	37.07%	37.59%	37.18%

        The net operating loss carry forward acquired in conjunction with the Fidelity acquisition is subject to annual limits under Section 382 of the Internal Revenue Code of $718 thousand and expires in 2027. The Company remains subject to examination for the years ending after December 31, 2010.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 13—Net Income per Common Share

        The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2014	2013	2012
Basic:
Net income available to common shareholders	$53,644	$46,441	$34,723
Average common shares outstanding	26,684	25,726	23,136

Basic net income per common share	$2.01	$1.81	$1.50

Diluted:
Net income available to common shareholders	$53,644	$46,441	$34,723
Average common shares outstanding	26,684	25,726	23,136
Adjustment for common share equivalents	867	633	608

Average common shares outstanding-diluted	27,551	26,359	23,744

Diluted net income per common share	$1.95	$1.76	$1.46

Anti-dilutive shares	13,000	35,079	131,182

        The Company paid a 10% stock dividend on June 14, 2013. Per share amounts and the number of outstanding shares for periods ended prior to June 30, 2013 have been adjusted to give effect to the 10% common stock dividend.

Note 14—Related Party Transactions

        During 2014, approximately $801 thousand in interest was paid to the current or former directors of the Company or accounts for the benefit of such persons in respect of subordinated notes, which were amended in 2013. See Note 10 for additional information regarding the subordinated notes.

        The Bank leases office space, at a current monthly base rental of $132,938, excluding certain pass through expenses, from limited liability companies in which a trust for the benefit of an executive officer's children has an 85% interest in one instance and a 51% interest in another.

        A director is a partner in the law firm Shulman, Rogers, Gandal, Pordy & Ecker, P.A. which has provided, and continues to provide, legal services to the Company and its subsidiaries. During 2014, the Company and its subsidiaries paid aggregate fees of $907,603 to that firm. Under the director's arrangement with his firm, he does not participate in the profits or revenues resulting from the provision of legal services to the Company and its subsidiaries, and he receives no other compensation or benefits in lieu of such participation.

Note 15—Stock-Based Compensation

        The Company maintains the 1998 Stock Option Plan ("1998 Plan"), the 2006 Stock Plan ("2006 Plan") and the 2011 Employee Stock Purchase Plan ("2011 ESPP").

        In connection with the acquisition of Fidelity, the Company assumed the Fidelity 2004 Long Term Incentive Plan and the 2005 Long Term Incentive Plan (the "Fidelity Plans").

        In connection with the acquisition of Virginia Heritage, the Company assumed the Virginia Heritage 2006 Stock Option Plan and the 2010 Long Term Incentive Plan (the "Virginia Heritage Plans").

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 15—Stock-Based Compensation (Continued)

        No additional options may be granted under the 1998 Plan, the Fidelity Plans or the Virginia Heritage Plans.

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

        For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company's shares on the date of grant. For awards that are performance-based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance-based awards are outstanding at December 31, 2014.

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

        On October 31, 2014, in connection with the Merger, the Company assumed the outstanding options under the Virginia Heritage Plans, which were converted into fully vested options to acquire 401,497 shares of the Company's common stock at exercise prices ranging from $9.22 to $22.70 per share and terms ranging from twenty-five months to one-hundred-twelve months.

        In November 2014, the Company awarded 8,680 shares of restricted stock to a senior officer and an employee. The shares vest in two substantially equal installments on the first and second anniversary from the date of grant.

        In December 2014, the Company awarded 300 shares of restricted stock to an employee. The shares vest in five substantially equal installments beginning on the first anniversary of the date of grant.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 15—Stock-Based Compensation (Continued)

        Below is a summary of stock option activity for the twelve months ended December 31, 2014, 2013 and 2012. The information excludes restricted stock units and awards.

	2014		2013		2012
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning balance	501,334	$10.34	722,155	$10.18	919,371	$10.23
Issued	21,000	32.77	3,300	20.03	5,500	15.48
Assumed from
Virginia Heritage	401,497	13.16	—	—	—	—
Exercised	(157,313)	14.71	(198,588)	9.99	(167,882)	10.01
Forfeited	(8,110)	33.06	(2,420)	7.40	(3,493)	6.22
Expired	(1,225)	9.00	(23,113)	10.05	(31,341)	13.92

Ending balance	757,183	$11.31	501,334	$10.34	722,155	$10.18

        The following summarizes information about stock options outstanding at December 31, 2014. The information excludes restricted stock units and awards.

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding:
Range of Exercise Prices
$5.76 $9.22	249,788	$5.95	3.73
$9.22 $15.47	365,467	11.18	1.74
$15.48 $24.41	119,052	19.57	3.50
$24.42 $32.36	22,876	28.94	5.85

	757,183	$11.31	2.80

	Stock Options Exercisable	Weighted-Average Exercise Price
Exercisable:
Range of Exercise Prices
$5.76 $9.22	192,878	$6.00
$9.22 $15.47	348,429	11.20
$15.48 $24.41	113,112	19.68
$24.42 $32.36	9,876	24.43

	664,295	$11.33

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 15—Stock-Based Compensation (Continued)

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Expected volatility	34.25%	34.12%	36.64%
Weighted-Average volatility	34.25%	34.12%	36.64%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	9.4	7.5	7.5
Risk-free rate	2.26%	1.31%	1.13%
Weighted-average fair value (grant date)	$13.49	$7.83	$6.35
Weighted-average fair value (grant date) for VHB options assumed	$24.89	n/a	n/a

        The expected lives are based on the "simplified" method allowed by ASC Topic 718"Compensation," whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

        The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $18.5 million and $10.2 million, respectively, at December 31, 2014 and 2013. The total fair value of stock options vested was $10.1 million (including $10.0 million of stock options assumed from Virginia Heritage), $133 thousand and $136 thousand for 2014, 2013 and 2012, respectively. Unrecognized stock-based compensation expense related to stock options totaled $324 thousand at December 31, 2014. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.67 years.

        Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Proceeds from stock options exercised	$2,313	$1,984	$1,685
Tax benefits related to stock options exercised	978	410	369
Intrinsic value of stock options exercised	3,184	3,060	1,100

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 15—Stock-Based Compensation (Continued)

        The Company has unvested restricted stock award grants of 509,336 shares from the 2006 Plan at December 31, 2014. Unrecognized stock based compensation expense related to restricted stock awards totaled $7.6 million at December 31, 2014. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.0 years. The following table summarizes the unvested restricted stock awards at December 31, 2014 and 2013:

	Years Ended December 31,
	2014		2013
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning	614,580	$18.71	348,350	$13.79
Issued	87,927	33.50	424,450	20.64
Forfeited	(8,250)	25.28	(1,318)	15.73
Vested	(184,921)	17.54	(156,902)	13.04

Unvested at end	509,336	$21.58	614,580	$18.71

        Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At December 31, 2014, the 2011 ESPP had 453,606 shares remaining for issuance.

        Included in salaries and employee benefits the Company recognized $4.1 million, $3.4 million and $2.6 million in stock-based compensation expense (including the ESPP) for 2014, 2013 and 2012, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 16—Employee Benefit Plans

        The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is annually reviewed. For years 2014, 2013 and 2012, the Company recognized $833 thousand, $878 thousand, and $780 thousand in expense, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 17—Supplemental Executive Retirement Plan

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

        The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank elected to finance the retirement benefits by purchasing fixed annuity contracts with three insurance carriers totaling $10.7 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The annuity contracts accrued $50 thousand and $551 thousand respectively of income for the years ended December 31, 2014 and 2013, which is included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts is $11.3 million at December 31, 2014 and is included in Other assets on the Consolidated Balance Sheet. For the years ended December 31, 2014 and 2013, the Company recorded benefit expense of $1.9 and $1.7 million respectively for this post retirement benefit.

        Upon death of an executive, the annuity contract related to such executive terminates. The Bank purchased in 2013 additional bank owned life insurance contracts, which would effectively fund its minimum payment obligation (up to the 15 year certain amount) to the executives' named beneficiaries.

Note 18—Financial Instruments with Off-Balance Sheet Risk

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 18—Financial Instruments with Off-Balance Sheet Risk (Continued)

        Loan commitments outstanding and lines and letters of credit at December 31, 2014 and 2013 are as follows:

(dollars in thousands)	2014	2013
Unfunded loan commitments	$1,625,957	$1,150,556
Unfunded lines of credit	105,895	79,786
Letters of credit	75,615	51,768

Total	$1,807,467	$1,282,110

        Because most of the Company's business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, the performance of which will be influenced by the economy of the region.

        The Bank maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $101 thousand at December 31, 2014 and $57 thousand at December 31, 2013. These amounts are included in Other liabilities in the accompanying Consolidated Balance Sheets. Changes in the balance of the reserve are a component of Other expenses in the accompanying Consolidated Statements of Operations. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2014, no reserve charges have occurred related to fraud or early payment default.

        The Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The residential mortgage division either locks the loan and rate in with an investor and commits to deliver the loan if settlement occurs under best efforts or commits to deliver the locked loan in a binding mandatory delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage backed securities. Forward sales contracts of mortgage backed securities are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded.

Note 19—Litigation

        In the normal course of its business, the Company is involved in litigation arising from banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition, operating results or liquidity.

Note 20—Regulatory Matters

        The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 20—Regulatory Matters (Continued)

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Company and Bank met all capital adequacy requirements to which they are subject.

        The actual capital amounts and ratios for the Company and Bank as of December 31, 2014 and 2013 are presented in the table below:

	Company		Bank			To Be Well Capitalized Under Prompt Corrective Action Provision Ratio*
					For Capital Adequacy Purposes Ratio
(dollars in thousands)	Actual Amount	Ratio	Actual Amount	Ratio
As of December 31, 2014
Total capital (to risk weighted assets)	$631,340	12.97%	$568,637	11.73%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	505,864	10.39%	522,637	10.78%	4.0%	6.0%
Tier 1 capital (to average assets)	505,864	10.69%	522,637	11.09%	3.0%	5.0%
As of December 31, 2013
Total capital (to risk weighted assets)	$440,332	13.01%	$403,910	12.00%	8.0%	10.0%
Tier 1 capital (to risk weighted assets)	390,111	11.53%	363,166	10.79%	4.0%	6.0%
Tier 1 capital (to average assets)	390,111	10.93%	363,166	10.22%	3.0%	5.0%

*
Applies to Bank only

        Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2014, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 21—Other Comprehensive Income

        The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2014
Net unrealized gain on securities available-for-sale	$9,965	$3,986	$5,979
Less: Reclassification adjustment for net gains included in net income	(22)	(9)	(13)

Other Comprehensive Income	$9,943	$3,977	$5,966

Year Ended December 31, 2013
Net unrealized loss on securities available-for-sale	$(14,622)	$(5,849)	$(8,773)
Less: Reclassification adjustment for net gains included in net income	(19)	(8)	(11)

Other Comprehensive Loss	$(14,641)	$(5,857)	$(8,784)

Year Ended December 31, 2012
Net unrealized gain on securities available-for-sale	$1,673	$669	$1,004
Less: Reclassification adjustment for net gains included in net income	(690)	(276)	(414)

Other Comprehensive Income	$983	$393	$590

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 21—Other Comprehensive Income (Continued)

        The following table presents the changes in securities available for sale the only component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2014, 2013 and 2012.

(dollars in thousands)	Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2014
Balance at Beginning of Period	$(3,319)
Other comprehensive gain before reclassifications	5,979
Amounts reclassified from accumulated other comprehensive income	(13)

Net other comprehensive income during period	5,966

Balance at End of Period	$2,647

Year Ended December 31, 2013
Balance at Beginning of Period	$5,465
Other comprehensive (loss) before reclassifications	(8,773)
Amounts reclassified from accumulated other comprehensive income	(11)

Net other comprehensive (loss) during period	(8,784)

Balance at End of Period	$(3,319)

Year Ended December 31, 2012
Balance at Beginning of Period	$4,875
Other comprehensive income before reclassifications	1,004
Amounts reclassified from accumulated other comprehensive income	(414)

Net other comprehensive income during period	590

Balance at End of Period	$5,465

        The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012.

	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income
	Year Ended December 31,
Details about Accumulated Other Comprehensive Income Components (dollars in thousands)				Affected Line Item in the Statement Where Net Income is Presented
	2014	2013	2012
Realized gain on sale of investment securities	$22	$19	$690	Gain on sale of investment securities
	(9)	(8)	(276)	Tax Expense

Total Reclassifications for the Period	$13	$11	$414	Net of Tax

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 22—Fair Value Measurements

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 22—Fair Value Measurements (Continued)

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

        The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2014
Investment securities available for sale:
U. S. Government agency securities	$—	$29,894	$—	$29,894
Residential mortgage backed securities	—	240,320	—	240,320
Municipal bonds	—	111,712	—	111,712
Other equity investments	198	—	219	417
Residential mortgage loans held for sale	—	44,317	—	44,317
Derivative assets	—	—	146	146

Total assets measured at fair value on a recurring basis as of December 31, 2014	$198	$426,243	$365	$426,806

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2013
Investment securities available for sale:
U. S. Government agency securities	$—	$47,335	$—	$47,335
Residential mortgage backed securities	—	228,674	—	228,674
Municipal bonds	—	101,740	—	101,740
Other equity investments	165	—	219	384
Residential mortgage loans held for sale	—	42,030	—	42,030

Total assets measured at fair value on a recurring basis as of December 31, 2013	$165	$419,779	$219	$420,163

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 22—Fair Value Measurements (Continued)

        The Company's residential loans held for sale are reported on an aggregate basis at the lower of cost or fair value.

        The following is a reconciliation of activity for assets measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Years Ended December 31,
(dollars in thousands)	2014	2013
Balance, beginning of period—other equity investments	$219	$230
Realized and unrealized gain (loss) included in earnings—net derivatives	(104)	—
Principal redemption	—	(11)

Balance, end of period	$115	$219

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

        The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.

        Loans held for sale:    Loans held for sale are carried at the lower of cost or market value. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2 valuation.

        Impaired loans:    The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that nonaccrual loans and loans that have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan's effective interest rate or the estimated fair value of the underlying collateral for collateral-dependent loans, which the Company classifies as a Level 3 valuation.

        Other real estate owned:    Other real estate owned is initially recorded at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 22—Fair Value Measurements (Continued)

management's estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2014
Impaired loans:
Commercial	$—	$781	$7,171	$7,952
Income producing—commercial real estate	—	703	1,199	1,902
Owner occupied—commercial real estate	—	—	824	824
Real estate mortgage—residential	—	—	346	346
Construction—commercial and residential	—	—	3,297	3,297
Home equity	—	5	963	968
Other consumer	—	—	13	13
Other real estate owned	—	9,184	4,040	13,224
Derivative liabilites	—	—	250	250

Total assets measured at fair value on a nonrecurring basis as of December 31, 2014	$—	$10,673	$18,103	$28,776

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2013
Impaired loans:
Commercial	$—	$4,367	$1,089	$5,456
Income producing—commercial real estate	—	2,806	1,998	4,804
Owner occupied—commercial real estate	—	2,712	887	3,599
Real estate mortgage—residential	—	86	774	860
Construction—commercial and residential	—	4,228	7,080	11,308
Home equity	—	50	47	97
Other consumer	—	—	2	2
Other real estate owned	—	9,225	—	9,225

Total assets measured at fair value on a nonrecurring basis as of December 31, 2013	$—	$23,474	$11,877	$35,351

Loans

        The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 22—Fair Value Measurements (Continued)

impairment in accordance with ASC Topic 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2014, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

        Except for collateral dependent loans, the fair values for loans acquired from Virginia Heritage were estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. For collateral dependent loans with deteriorated credit quality, fair value was estimated by analyzing the value of the underlying collateral, assuming the fair values of the loans were derived from the eventual sale of the collateral. These values were discounted using market derived rates of return, with consideration given to the period of time and costs associated with the foreclosure and disposition of the collateral.

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

        Investment securities:    For these instruments, fair values are based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 22—Fair Value Measurements (Continued)

based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 22—Fair Value Measurements (Continued)

        The estimated fair values of the Company's financial instruments at December 31, 2014 and 2013 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets
Cash and due from banks	$9,097	$9,097	$—	$9,097	$—
Federal funds sold	3,516	3,516	—	3,516	—
Interest bearing deposits with other banks	243,412	243,412	—	243,412	—
Investment securities	382,343	382,343	198	381,926	219
Federal Reserve and Federal Home Loan Bank stock	22,560	22,560	—	22,560	—
Loans held for sale	44,317	44,669	—	44,669	—
Loans	4,312,399	4,314,618	—	1,489	4,313,129
Bank owned life insurance	56,594	56,594	—	56,594	—
Annuity investment	11,277	11,277	—	11,277	—
Derivative assets	146	146	—	146	—
Liabilities
Noninterest bearing deposits	1,175,799	1,175,799	—	1,175,799	—
Interest bearing deposits	3,134,969	3,134,295	—	3,134,295	—
Borrowings	280,420	281,958	—	281,958	—
Derivative liabilites	250	250	—	—	250
December 31, 2013
Assets
Cash and due from banks	$9,577	$9,577	$—	$9,577	$—
Federal funds sold	5,695	5,695	—	5,695	—
Interest bearing deposits with other banks	291,688	291,688	—	291,688	—
Investment securities	378,133	378,133	165	377,749	219
Federal Reserve and Federal Home Loan Bank stock	11,272	11,272	—	11,272	—
Loans held for sale	42,030	42,030	—	42,030	—
Loans	2,945,158	2,979,180	—	14,249	2,964,931
Bank owned life insurance	39,738	39,738	—	39,738	—
Annuity investment	11,227	11,227	—	11,227	—
Liabilities
Noninterest bearing deposits	849,409	849,409	—	849,409	—
Interest bearing deposits	2,376,005	2,375,861	—	2,375,861	—
Borrowings	119,771	120,764	—	120,764	—

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 23—Quarterly Results of Operations (unaudited)

        The following table reports quarterly results of operations (unaudited) for 2014, 2013 and 2012:

	2014
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$56,091	$47,886	$44,759	$42,837
Total interest expense	4,275	3,251	2,739	2,830

Net interest income	51,816	44,635	42,020	40,007
Provision for credit losses	3,700	2,111	3,134	1,934

Net interest income after provision for credit losses	48,116	42,524	38,886	38,073
Noninterest income	5,310	4,761	3,811	4,463
Noninterest expense	29,352	25,143	22,135	23,098

Income before income tax expense	24,074	22,142	20,562	19,438
Income tax expense	9,347	8,054	7,618	6,939

Net income	14,727	14,088	12,944	12,499
Preferred stock dividends and discount accretion	180	151	142	141

Net income available to common shareholders	$14,547	$13,937	$12,802	$12,358

Earnings per common share
Basic(1)	$0.51	$0.54	$0.49	$0.48
Diluted(1)	$0.49	$0.52	$0.48	$0.47

	2013
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$41,652	$39,724	$37,985	$37,933
Total interest expense	2,938	3,021	3,121	3,424

Net interest income	38,714	36,703	34,864	34,509
Provision for credit losses	2,508	1,372	2,357	3,365

Net interest income after provision for credit losses	36,206	35,331	32,507	31,144
Noninterest income	4,304	5,236	7,065	8,111
Noninterest expense	21,524	21,673	20,685	20,697

Income before income tax expense	18,986	18,894	18,887	18,558
Income tax expense	6,983	7,137	7,212	6,986

Net income	12,003	11,757	11,675	11,572
Preferred stock dividends and discount accretion	141	142	142	141

Net income available to common shareholders	$11,862	$11,615	$11,533	$11,431

Earnings per common share
Basic(1)(2)	$0.46	$0.45	$0.45	$0.45
Diluted(1)(2)	$0.45	$0.44	$0.44	$0.44

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 23—Quarterly Results of Operations (unaudited) (Continued)

	2012
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$38,164	$36,636	$34,575	$32,568
Total interest expense	3,427	3,328	3,561	4,098

Net interest income	34,737	33,308	31,014	28,470
Provision for credit losses	4,139	3,638	4,443	3,970

Net interest income after provision for credit losses	30,598	29,670	26,571	24,500
Noninterest income	6,060	4,851	4,441	6,012
Noninterest expense	20,325	19,107	18,537	18,562

Income before income tax expense	16,333	15,414	12,475	11,950
Income tax expense	6,135	5,739	4,692	4,317

Net income	10,198	9,675	7,783	7,633
Preferred stock dividends and discount accretion	141	142	142	141

Net income available to common shareholders	$10,057	$9,533	$7,641	$7,492

Earnings per common share
Basic(1)(2)	$0.40	$0.41	$0.34	$0.34
Diluted(1)(2)	$0.39	$0.40	$0.33	$0.33

(1)
Earnings per common share are calculated on a quarterly basis and may not be additive to the year to date amount.

(2)
Per share amounts have been adjusted to give effect to the 10% common stock dividend paid on June 14, 2013.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 24—Parent Company Financial Information

        Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheets

(dollars in thousands)	December 31, 2014	December 31, 2013
Assets
Cash	$42,810	$17,140
Cash equivalents	8,739	8,693
Investment securities available for sale, at fair value	300	265
Investment in subsidiaries	647,633	376,416
Other assets	2,731	1,000

Total Assets	$702,213	$403,514

Liabilities
Other liabilities	$2,154	$351
Long-term borrowings	79,300	9,300

Total liabilities	81,454	9,651

Shareholders' Equity
Preferred stock, Series B	71,900	56,600
Common stock	296	253
Warrant	946	946
Additional paid in capital	394,933	242,990
Retained earnings	150,037	96,393
Accumulated other comprehensive income (loss)	2,647	(3,319)

Total shareholders' equity	620,759	393,863

Total Liabilities and Shareholders' Equity	$702,213	$403,514

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 24—Parent Company Financial Information (Continued)

Condensed Statements of Operations

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Income
Other interest and dividends	$171	$117	$78
Gain on sale of investment securities	—	—	—

Total Income	171	117	78

Expenses
Interest expense	2,497	897	946
Legal and professional	108	142	192
Directors' fees	257	187	237
Other	1,086	946	816

Total Expenses	3,948	2,172	2,191

Loss Before Income Tax (Benefit) and Equity in Undistributed Income of Subsidiaries	(3,777)	(2,055)	(2,113)
Income Tax Benefit	(1,490)	(810)	(838)

Loss Before Equity in Undistributed Income of Subsidiaries	(2,287)	(1,245)	(1,275)
Equity in Undistributed Income of Subsidiaries	56,545	48,252	36,564

Net Income	54,258	47,007	35,289
Preferred Stock Dividends and Discount Accretion	614	566	566

Net Income Available to Common Shareholders	$53,644	$46,441	$34,723

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2014, 2013 and 2012: (Continued)

Note 24—Parent Company Financial Information (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2014	2013	2012
Cash Flows From Operating Activities
Net Income	$54,258	$47,007	$35,289
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiary	(56,545)	(48,252)	(36,564)
Excess tax benefit on stock-based compensation	(978)	(410)	(369)
(Increase) decrease in other assets	(1,731)	353	(34)
Increase (decrease) in other liabilities	1,803	67	(50)

Net cash (used in) operating activities	(3,193)	(1,235)	(1,728)

Cash Flows From Investing Activities
Investment in subsidiary (net)	(203,782)	(810)	(34,143)

Net cash used in investing activities	(203,782)	(810)	(34,143)

Cash Flows From Financing Activities
Issuance of common stock	144,093
Issuance of Series C Preferred Stock	15,300	—	—
Issuance in long-term borrowings	70,000	—	—
Cash paid in lieu of fractional shares	—	(11)	—
Issuance of common stock	—	—	42,956
Proceeds from exercise of stock options	2,313	1,984	1,685
Preferred stock dividends	(614)	(566)	(566)
Excess tax benefit on stock-based compensation	978	410	369
Proceeds from employee stock purchase plan	621	543	447

Net cash provided by financing activities	232,691	2,360	44,891

Net Increase in Cash	25,716	315	9,020
Cash and Cash Equivalents at Beginning of Year	25,833	25,518	16,498

Cash and Cash Equivalents at End of Year	$51,549	$25,833	$25,518

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

        Management assessed the Company's system of internal control over financial reporting as of December 31, 2014. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The 2014 financial statements have been audited by the independent registered public accounting firm of Stegman & Company ("Stegman"). Personnel from Stegman were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from Stegman accompanies the financial statements. Stegman has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ Ronald D. Paul Chairman, President and Chief Executive Officer of the Company	/s/ James H. Langmead Executive Vice President and Chief Financial Officer of the Company

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 21, 2015 (the "Proxy Statement"). The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7830 Old Georgetown Road, Third Floor, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company's Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors—Director's Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2014:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	757,183	$11.31	859,180	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	757,183	$11.31	859,180

(1)
Consists of the Company's 2011 Employee Stock Purchase Plan, 2006 Stock Plan, 1998 Stock Option Plan, Fidelity Long-Term Incentive Plans, VHB 2010 Long-Term Incentive Plan and the VHB 2006 Stock Option Plan. For additional information, see Note 13 to the Consolidated Financial Statements.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following financial statements are included in this report

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2014 and 2013

    Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012

    Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

    Notes to the Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Reorganization, dated June 9, 2014, among the Company, the Bank and Virginia Heritage Bank(1)
3.1	Certificate of Incorporation of the Company, as amended(2)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock(3)
3.3	Bylaws of the Company(4)
3.4	Articles Supplementary to the Articles of Incorporation for the Series C Preferred Stock(5)
4.1	Warrant to Purchase Common Stock(6)
4.2	Form of Subordinated Note due 2021(7)
4.3	Form of Amendment Agreement to Subordinated Note(8)
4.4	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee(9)
4.5	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee(10)
4.6	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.5)
10.1	1998 Stock Option Plan(11)
10.2	2006 Stock Plan(12)
10.3	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead(13)
10.4	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez(14)
10.5	Amended and Restated Employment Agreement dated as of January 1, 2014, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul(15)

Exhibit No.	Description of Exhibit
10.6	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel(16)
10.7	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams(17)
10.8	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead(18)
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez(19)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul(20)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel(21)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams(22)
10.13	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Laurence E. Bensignor(23)
10.14	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Michael T. Flynn(24)
10.15	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Steven A. Reeder(25)
10.16	Vice Chairman Agreement dated as of June 1, 2014 between Eagle Bancorp, Inc., EagleBank and Robert Pincus(26)
10.17	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Laurence E. Bensignor(27)
10.18	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Michael T. Flynn(28)
10.19	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Steven A. Reeder(29)
10.20	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Robert Pincus(30)
10.22	Form of Supplemental Executive Retirement Plan Agreement(31)
10.23	Director Fee Agreement between Eagle Bancorp, Inc., Eagle Bank and David P. Summers(32)
10.24	2014 Senior Executive Incentive Plan(33)
11	Statement Regarding Computation of Per Share Income
See Note 13 of the Notes to Consolidated Financial Statements
12	Statement re: Computation of Ratios
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Accounting Firm

Exhibit No.	Description of Exhibit
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets at December 31, 2014 and 2013
(ii) Consolidated Statement of Operations for the years ended December 31, 2014, 2013 and 2012
(iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
(iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012
(vi) Notes to the Consolidated Financial Statements

(1)
Incorporated by reference to the Exhibit 2.1 the Company's Current Report on Form 8-K filed on July 10, 2014.

(2)
Incorporated by reference to the Exhibit of the same number to the Company's Current Report on Form 8-K filed on July 16, 2008.

(3)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 15, 2011.

(4)
Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on June 27, 2012.

(5)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 5, 2014.

(6)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(7)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 1, 2010.

(8)
Incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the Quarter ended September 30, 2013.

(9)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 5, 2014.

(10)
Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 5, 2014.

(11)
Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(12)
Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (No. 333-187713)

(13)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(14)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(15)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(16)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(17)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(18)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(19)
Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(20)
Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(21)
Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(22)
Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(23)
Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(24)
Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(25)
Incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(26)
Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(27)
Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(28)
Incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(29)
Incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(30)
Incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(31)
Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2013.

(32)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 5, 2014.

(33)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 26, 2015.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
March 2, 2015	by:	/s/ RONALD D. PAUL Ronald D. Paul, Chairman, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LESLIE M. ALPERSTEIN, PH.D. Leslie M. Alperstein, Ph.D.	Director	March 2, 2015
/s/ DUDLEY C. DWORKEN Dudley C. Dworken	Director	March 2, 2015
/s/ HARVEY M. GOODMAN Harvey M. Goodman	Director	March 2, 2015
/s/ RONALD D. PAUL Ronald D. Paul	Chairman, President and Principal Executive Officer of the Company	March 2, 2015
/s/ ROBERT P. PINCUS Robert P. Pincus	Vice Chairman	March 2, 2015
/s/ NORMAN R. POZEZ Norman R. Pozez	Director	March 2, 2015
/s/ DONALD R. ROGERS Donald R. Rogers	Director	March 2, 2015
/s/ LELAND M. WEINSTEIN Leland M. Weinstein	Director	March 2, 2015
/s/ JAMES H. LANGMEAD James H. Langmead	Executive Vice President and Chief Financial Officer of the Company Principal Financial and Accounting Officer	March 2, 2015