Form 10-Q
period 2015-03-31
EAGLE BANCORP INC
filed 2015-05-11
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to_________

Commission File Number 0-25923

Eagle Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-2061461
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7830 Old Georgetown Road, Third Floor, Bethesda, Maryland	20814
Address of principal executive offices	(Zip Code)

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

As of April 23, 2015, the registrant had 33,359,716 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

	March 31, 2015	December 31, 2014	March 31, 2014
Assets
Cash and due from banks	$9,997	$9,097	$8,982
Federal funds sold	2,700	3,516	8,468
Interest bearing deposits with banks and other short-term investments	402,964	243,412	213,501
Investment securities available for sale, at fair value	333,531	382,343	387,790
Federal Reserve and Federal Home Loan Bank stock	16,793	22,560	10,599
Loans held for sale	62,758	44,317	21,862
Loans	4,444,893	4,312,399	3,063,975
Less allowance for credit losses	(47,779)	(46,075)	(42,018)
Loans, net	4,397,114	4,266,324	3,021,957
Premises and equipment, net	18,185	19,099	17,181
Deferred income taxes	32,089	32,511	27,146
Bank owned life insurance	56,983	56,594	40,052
Intangible assets, net	109,617	109,908	3,482
Other real estate owned	12,338	13,224	8,809
Other assets	45,271	44,975	34,123
Total Assets	$5,500,340	$5,247,880	$3,803,952

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,196,165	$1,175,799	$886,623
Interest bearing transaction	178,291	143,628	106,645
Savings and money market	2,405,435	2,302,600	1,861,355
Time, $100,000 or more	412,691	393,132	196,238
Other time	391,783	295,609	222,828
Total deposits	4,584,365	4,310,768	3,273,689
Customer repurchase agreements	58,589	61,120	66,437
Other short-term borrowings	-	100,000	-
Long-term borrowings	79,300	119,300	39,300
Other liabilities	36,556	35,933	14,144
Total Liabilities	4,758,810	4,627,121	3,393,570

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued andoutstanding 56,600 at March 31, 2015, December 31, 2014 and March 31, 2014; Series C, $1,000 per share liquidation preference, shares issued and outstanding 15,300 at March 31, 2015, December 31, 2014 and -0- at March 31, 2014	71,900	71,900	56,600
Common stock, par value $.01 per share; shares authorized 50,000,000, shares issued and outstanding 33,303,467, 30,139,396 and 25,975,186 respectively	329	296	255
Warrant	946	946	946
Additional paid in capital	495,784	394,933	244,332
Retained earnings	169,291	150,037	108,751
Accumulated other comprehensive income (loss)	3,280	2,647	(502)
Total Shareholders' Equity	741,530	620,759	410,382
Total Liabilities and Shareholders' Equity	$5,500,340	$5,247,880	$3,803,952

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Interest Income
Interest and fees on loans	$57,179	$40,363
Interest and dividends on investment securities	2,139	2,333
Interest on balances with other banks and short-term investments	138	138
Interest on federal funds sold	9	3
Total interest income	59,465	42,837
Interest Expense
Interest on deposits	3,242	2,412
Interest on customer repurchase agreements	27	38
Interest on short-term borrowings	54	-
Interest on long-term borrowings	1,411	380
Total interest expense	4,734	2,830
Net Interest Income	54,731	40,007
Provision for Credit Losses	3,310	1,934
Net Interest Income After Provision For Credit Losses	51,421	38,073

Noninterest Income
Service charges on deposits	1,333	1,192
Gain on sale of loans	3,587	1,843
Gain on sale of investment securities	2,164	8
Loss on early extinguishment of debt	(1,130)	-
Increase in the cash surrender value of bank owned life insurance	390	314
Other income	1,460	1,106
Total noninterest income	7,804	4,463
Noninterest Expense
Salaries and employee benefits	15,706	13,608
Premises and equipment expenses	4,010	3,089
Marketing and advertising	685	462
Data processing	1,784	1,588
Legal, accounting and professional fees	982	974
FDIC insurance	771	544
Merger expenses	111	-
Other expenses	4,024	2,833
Total noninterest expense	28,073	23,098
Income Before Income Tax Expense	31,152	19,438
Income Tax Expense	11,734	6,939
Net Income	19,418	12,499
Preferred Stock Dividends	180	141
Net Income Available to Common Shareholders	$19,238	$12,358

Earnings Per Common Share
Basic	$0.62	$0.48
Diluted	$0.61	$0.47

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2015	2014

Net Income	$19,418	$12,499

Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on securities available for sale	1,931	2,822
Reclassification adjustment for net gains included in net income	(1,298)	(5)
Net change in unrealized (loss) gains on securities	633	2,817
Comprehensive Income	$20,051	$15,316

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

							Accumulated
	Preferred		Common			Additional Paid	Other Retained	Total Comprehensive	Total Shareholders'
	Shares	Stock	Shares	Stock	Warrant	in Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2015	71,900	$71,900	30,139,396	$296	$946	$394,933	$150,037	$2,647	$620,759
Net Income	-	-	-	-	-	-	19,418	-	19,418
Net change in other comprehensive income, net of tax	-	-	-	-	-	-	-	633	633
Stock-based compensation	-	-	-	-	-	1,148	-	-	1,148
Issuance of common stock related to options exercised	-	-	279,373	3	-	3,435	-	-	3,438
Tax benefit on non-qualified options exercised	-	-	-	-	-	1,450	-	-	1,450
Issuance of common stock upon vesting of restricted stock awards, net of shares withheld for payroll taxes	-	-	(15,039)	2	-	(2)	-	-	-
Restricted stock awards granted	-	-	78,070	-	-	-	-	-	-
Shares issued in public offering, net of issuance costs of $5,302	-	-	2,816,900	28	-	94,670	-	-	94,698
Issuance of common stock related to employee stock purchase plan	-	-	4,767	-	-	154	-	-	154
Cash paid in lieu of fractional shares upon merger with Virginia Heritage	-	-	-	-	-	(4)	-	-	(4)
Preferred stock dividends	-	-	-	-	-	-	(164)	-	(164)
Balance March 31, 2015	71,900	$71,900	33,303,467	$329	$946	$495,784	$169,291	$3,280	$741,530

Balance January 1, 2014	56,600	$56,600	25,885,863	$253	$946	$242,990	$96,393	$(3,319)	$393,863
Net Income	-	-	-	-	-	-	12,499	-	12,499
Net change in other comprehensive income, net of tax	-	-	-	-	-	-	-	2,817	2,817
Stock-based compensation	-	-	-	-	-	892	-	-	892
Issuance of common stock related to options exercised	-	-	19,027	-	-	250	-	-	250
Tax benefit on non-qualified options exercised	-	-	-	-	-	75	-	-	75
Issuance of common stock upon vesting of restricted stock awards, net of shares withheld for payroll taxes	-	-	(13,110)	2	-	(2)	-	-	-
Restricted stock awards granted	-	-	78,947	-	-	-	-	-	-
Issuance of common stock related to employee stock purchase plan	-	-	4,459	-	-	127	-	-	127
Preferred stock dividends	-	-	-	-	-	-	(141)	-	(141)
Balance March 31, 2014	56,600	$56,600	25,975,186	$255	$946	$244,332	$108,751	$(502)	$410,382

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net Income	$19,418	$12,499
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,310	1,934
Depreciation and amortization	2,931	1,119
Gains on sale of loans	(3,587)	(1,843)
Securities premium amortization (discount accretion), net	683	861
Origination of loans held for sale	(279,612)	(98,321)
Proceeds from sale of loans held for sale	264,758	120,332
Net increase in cash surrender value of BOLI	(390)	(314)
Decrease in deferred income taxes	422	1,803
Decrease in fair value of other real estate owned	750	453
Net loss on sale of other real estate owned	17	100
Net gain on sale of investment securities	(2,164)	(8)
Loss on early extinguishment of debt	1,130	-
Stock-based compensation expense	1,148	892
Excess tax benefits from stock-based compensation	(1,450)	(75)
Increase in other assets	(296)	(3,411)
Increase (decrease) in other liabilities	623	(18,311)
Net cash provided by operating activities	7,691	17,710
Cash Flows From Investing Activities:
Decrease (increase) in interest bearing deposits with other banks and short-term investments	295	(5)
Purchases of available for sale investment securities	(26,885)	(18,564)
Proceeds from maturities of available for sale securities	12,110	4,384
Proceeds from sale/call of available for sale securities	65,701	6,487
Purchases of Federal Reserve and Federal Home Loan Bank stock	(2,322)	(26)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	8,100	699
Net increase in loans	(134,100)	(119,871)
Proceeds from sale of other real estate owned	153	108
Purchases of BOLI	(389)	-
Purchases of annuities	(992)	-
Bank premises and equipment acquired	(348)	(1,483)
Net cash used in investing activities	(78,677)	(128,271)
Cash Flows From Financing Activities:
Increase in deposits	273,597	48,275
Decrease in customer repurchase agreements	(2,531)	(14,034)
Issuance of common stock	94,698	-
Decrease in short-term borrowings	(100,000)	-
Decrease in long-term borrowings	(40,000)	-
Payment of dividends on preferred stock	(164)	(141)
Proceeds from exercise of stock options	3,439	250
Excess tax benefits from stock-based compensation	1,450	75
Payment in lieu of fractional shares	(4)	-
Proceeds from employee stock purchase plan	153	127
Net cash provided by financing activities	230,622	34,552
Net Increase (Decrease) In Cash and Cash Equivalents	159,636	(76,009)
Cash and Cash Equivalents at Beginning of Period	256,025	306,960
Cash and Cash Equivalents at End of Period	$415,661	$230,951
Supplemental Cash Flows Information:
Interest paid	$6,045	$3,022
Income taxes paid	$8,350	$7,550
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$-	$245

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

The consolidated financial statements of the Company included herein are unaudited. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2014 were derived from audited consolidated financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Montgomery County, Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. As of March 31, 2015, the Bank offers its products and services through twenty two banking offices, four lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects. These transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

Business Combinations

Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

On October 31, 2014, the Company completed its acquisition of Virginia Heritage Bank (“Virginia Heritage”). The acquisition of Virginia Heritage was effected through the merger (the “Merger”) of Virginia Heritage with and into EagleBank, in accordance with the Agreement and Plan of Reorganization (the “Merger Agreement”) among the Company, EagleBank and Virginia Heritage, dated June 9, 2014. The acquisition added approximately $800 million in loans, $3 million in loans held for sale, $645 million in deposits, and $95 million in borrowings. An identified intangible related to core deposits was recorded for $4.6 million, which is being amortized over its estimated useful life of approximately 6 years and an initial intangible for goodwill was recorded for approximately $102.3 million. Additionally, in connection with the transaction, the Company recorded a fair value credit mark on the loan portfolio for approximately $12.5 million.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of March 31, 2015, December 31, 2014 and March 31, 2014. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Intangible assets in the consolidated balance sheets. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in Other income in the consolidated statement of operations.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both “best efforts” and “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Company is not generally exposed to losses on loans sold utilizing best efforts. Nor will it realize gains related to interest rate lock commitments due to changes in interest rates. The market values of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because interest rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between interest rate lock commitments and best efforts contracts, no gain or loss should occur on the interest rate lock commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. The interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions.

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

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Certain additional interest is included as a component of noninterest income.  ECV had six higher risk lending transactions outstanding as of March 31, 2015, as compared to four higher risk lending transactions outstanding as of December 31, 2014, amounting to $12.0 million and $6.2 million, respectively.

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

The components of the allowance for credit losses represent an estimation done pursuant to ASC Topic 450, “Contingencies,” or ASC Topic 310, “Receivables.” Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific credit that management believes indicate the probability that a loss may be incurred. For potential problem credits for which specific allowance amounts have not been determined, the Company establishes allowances according to the application of credit risk factors. These factors are set by management and approved by the appropriate Board committee to reflect its assessment of the relative level of risk inherent in each risk grade. A third component of the allowance computation, termed a nonspecific or environmental factors allowance, is based upon management’s evaluation of various environmental conditions that are not directly measured in the determination of either the specific allowance or formula allowance. Such conditions include general economic and business conditions affecting key lending areas, credit quality trends (including trends in delinquencies and nonperforming loans expected to result from existing conditions), loan volumes and concentrations, specific industry conditions within portfolio categories, recent loss experience in particular loan categories, duration of the current business cycle, bank regulatory examination results, findings of outside review consultants, and management’s judgment with respect to various other conditions including credit administration and management and the quality of risk identification systems. Executive management reviews these environmental conditions quarterly, and documents the rationale for all changes.

Management believes that the allowance for credit losses is adequate; however, determination of the allowance is inherently subjective and requires significant estimates. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Evaluation of the potential effects of these factors on estimated losses involves a high degree of uncertainty, including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. In addition, various regulatory agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the Bank’s loan portfolio and allowance for credit losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination.

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

The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of quantitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2014. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at March 31, 2015, December 31, 2014, or March 31, 2014.

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

New Authoritative Accounting Guidance

In January 2014, the FASB issued ASU No. 2014-01, "Accounting for Investments in Qualified Affordable Housing Projects." ASU No. 2014-01 permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognize the net investment performance in the income statement as a component of income tax expense. This new guidance also requires new disclosures for all investors in these projects. The Company adopted ASU No. 2014-01 effective January 1, 2015. Upon adoption, the guidance must be applied retrospectively to all periods presented. However, entities that used the effective yield method to account for investments in these projects before adoption may continue to do so for these pre-existing investments. Prior to adoption of ASU No. 2014-01, the Company accounted for such investments using the effective yield method and continued to do so for these pre-existing investments after adopting ASU No. 2014-01. The Company expects future investments to meet the criteria required for the proportional amortization method and plans to make such an accounting policy election. There were no new investments made since the adoption of ASU No. 2014-01 on January 1, 2015, and therefore, the adoption of ASU No. 2014-01 did not have a material impact on the Company's Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) The creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (2) The borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both: (1) The amount of foreclosed residential real estate property held by the creditor; and (2) The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The Company adopted ASU No. 2014-04 effective January 1, 2015. The adoption of ASU No. 2014-04 did not have a material impact on the Company's Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-14, “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The objective of this guidance is to reduce diversity in practice related to how creditors classify government-guaranteed mortgage loans, including FHA or VA guaranteed loans, upon foreclosure. Some creditors reclassify those loans to real estate consistent with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure; (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The Company adopted ASU No. 2014-14 effective January 1, 2015. The adoption of ASU No. 2014-14 did not have a material impact on the Company's Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact.

Note 2. Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. For the first quarter of 2015, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as significant excess reserves. Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held, which interest on excess reserves was increased under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act passed in July 2010.

Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with six domestic correspondent banks as compensation for services they provide to the Bank.

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
March 31, 2015	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$29,433	$686	$-	$30,119
Residential mortgage backed securities	233,127	2,183	1,159	234,151
Municipal bonds	65,109	3,737	49	68,797
Other equity investments	396	68	-	464
	$328,065	$6,674	$1,208	$333,531

		Gross	Gross	Estimated
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$29,434	$500	$40	$29,894
Residential mortgage backed securities	241,120	1,716	2,516	240,320
Municipal bonds	106,983	4,850	121	111,712
Other equity investments	396	21	-	417
	$377,933	$7,087	$2,677	$382,343

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
March 31, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Residential mortgage backed securities	$13,798	$35	$76,319	$1,124	$90,117	$1,159
Municipal bonds	5,620	49	-	-	5,620	49
	$19,418	$84	$76,319	$1,124	$95,737	$1,208

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
December 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$2,001	$7	$1,750	$33	$3,751	$40
Residential mortgage backed securities	49,644	221	86,028	2,295	135,672	2,516
Municipal bonds	4,974	14	10,915	107	15,889	121
	$56,619	$242	$98,693	$2,435	$155,312	$2,677

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.8 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2015 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity. In addition, at March 31, 2015, the Company held $16.8 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes, and are not marketable.

The amortized cost and estimated fair value of investments available-for-sale by contractual maturity are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. Government agency securities maturing:
One year or less	$2,999	$3,040	$2,998	$3,051
After one year through five years	19,940	20,381	19,947	20,276
Five years through ten years	6,494	6,698	6,489	6,567
Residential mortgage backed securities	233,127	234,151	241,120	240,320
Municipal bonds maturing:
One year or less	1,530	1,535	2,410	2,438
After one year through five years	33,513	36,084	47,038	49,607
Five years through ten years	27,505	28,373	54,983	56,927
After ten years	2,561	2,805	2,552	2,740
Other equity investments	396	464	396	417
	$328,065	$333,531	$377,933	$382,343

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2015 was $256.6 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities, which exceeded ten percent of shareholders’ equity.

Note 4. Derivatives

As part of its mortgage banking activities, the Bank enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank then commits the specific loan for sale with an investor if and only if settlement occurs (“best efforts”) or alternatively commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of mortgage backed securities (“MBS”) which provides a hedge against interest rate changes between the time the individual loan interest rate is locked with the borrower and the time the loan is sold to the investor. Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Bank determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.

Certain additional risks arise from forward delivery contracts in that the counterparties to the contracts may not be able to meet the terms of the contracts. The Bank does not expect any counterparty to any MBS to fail to meet its obligation. Additional risks inherent in mandatory delivery programs include the risk that, if the Bank does not close the loans subject to interest rate risk lock commitments, it may have a mismatch in its hedged position which could negatively impact earnings.

The fair value of the derivatives is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.

At March 31, 2015 the Bank had derivative financial instruments with a notional value of $62.4 million related to its forward contracts. The net fair value of these derivative instruments at March 31, 2015 was $219 thousand, which is included in other assets and $140 thousand included in other liabilities. There were no derivative instruments outstanding during the first quarter of 2014.

Included in other noninterest income for the three months ended March 31, 2015 was a gain of $30 thousand, relating to derivative instruments. The amount included in other noninterest income for the three months ended March 31, 2015 pertaining to its hedging activities was a gain of $171 thousand. There were no derivative instruments or hedging activities outstanding during the first quarter of 2014.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at March 31, 2015, December 31, 2014, and March 31, 2014 are summarized by type as follows:

	March 31, 2015		December 31, 2014		March 31, 2014
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$933,715	21%	$916,226	21%	$704,386	23%
Income producing - commercial real estate	1,739,483	40%	1,703,172	40%	1,196,405	40%
Owner occupied - commercial real estate	493,003	11%	461,581	11%	320,994	10%
Real estate mortgage - residential	147,871	3%	148,018	3%	97,846	3%
Construction - commercial and residential	862,013	19%	793,432	18%	593,967	19%
Construction - C&I (owner occupied)	49,558	1%	58,032	1%	35,480	1%
Home equity	120,543	3%	122,536	3%	108,839	4%
Other consumer	98,707	2%	109,402	3%	6,058	-
Total loans	4,444,893	100%	4,312,399	100%	3,063,975	100%
Less: Allowance for Credit Losses	(47,779)		(46,075)		(42,018)
Net loans	$4,397,114		$4,266,324		$3,021,957

Unamortized net deferred fees amounted to $15.8 million, $15.6 million, and $13.6 million at March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

As of March 31, 2015 and December 31, 2014, the Bank serviced $67.7 million and $67.9 million, respectively, of SBA loans which are not reflected as loan balances on the consolidated balance sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. The combination of owner occupied commercial real estate and owner occupied commercial real estate construction represents 12% of the loan portfolio. At March 31, 2015, the combination of commercial real estate and real estate construction loans represents approximately 71% of the loan portfolio. When owner occupied commercial real estate and owner occupied commercial construction loans are excluded, the percentage of commercial real estate and construction loans to total loans decreases to 59%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank’s policy requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.00. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at March 31, 2015 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 1% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 5% of the loan portfolio at March 31, 2015 consists of home equity loans and lines of credit and other consumer loans, consisting primarily of indirect automobile loans acquired in the Merger. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 3% of the loan portfolio consists of residential mortgage loans. These are typically loans underwritten to shorter terms, generally less than 10 years.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $912 million at March 31, 2015. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 37% of the outstanding ADC loan portfolio at March 31, 2015. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

The following tables detail activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income	Owner	Real	Construction
		Producing Commercial	Occupied Commercial	Estate Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
For the three months ended March 31, 2015
Allowance for credit losses:
Balance at beginning of period	$13,222	$11,442	$2,954	$1,259	$15,625	$1,469	$104	$46,075
Loans charged-off	(998)	(318)	-	-	-	(419)	(71)	(1,806)
Recoveries of loans previously charged-off	51	-	1	2	95	2	49	200
Net loans charged-off	(947)	(318)	1	2	95	(417)	(22)	(1,606)
Provision for credit losses	1,502	528	172	(206)	663	457	194	3,310
Ending balance	$13,777	$11,652	$3,127	$1,055	$16,383	$1,509	$276	$47,779
For the period ended March 31, 2015
Allowance for credit losses:
Individually evaluated for impairment	$5,771	$568	$400	$-	$550	$289	$5	$7,583
Collectively evaluated for impairment	8,006	11,084	2,727	1,055	15,833	1,220	271	40,196
Ending balance	$13,777	$11,652	$3,127	$1,055	$16,383	$1,509	$276	$47,779

		Income	Owner	Real	Construction
		Producing Commercial	Occupied Commercial	Estate Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
For the three months ended March 31, 2014
Allowance for credit losses:
Balance at beginning of period	$9,780	$10,359	$3,899	$944	$13,934	$1,871	$134	$40,921
Loans charged-off	(273)	-	(35)	(62)	(581)	(149)	(25)	(1,125)
Recoveries of loans previously charged-off	211	-	-	-	65	5	7	288
Net loans charged-off	(62)	-	(35)	(62)	(516)	(144)	(18)	(837)
Provision for credit losses	1,702	231	(669)	(128)	761	(220)	257	1,934
Ending balance	$11,420	$10,590	$3,195	$754	$14,179	$1,507	$373	$42,018
For the period ended March 31, 2014
Allowance for credit losses:
Individually evaluated for impairment	$3,810	$732	$1,105	$30	$1,775	$378	$58	$7,888
Collectively evaluated for impairment	7,610	9,858	2,090	724	12,404	1,129	315	34,130
Ending balance	$11,420	$10,590	$3,195	$754	$14,179	$1,507	$373	$42,018

The Company’s recorded investments in loans as of March 31, 2015, December 31, 2014 and March 31, 2014 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Income Producing	Owner occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

March 31, 2015
Recorded investment in loans:
Individually evaluated for impairment	$16,981	$4,601	$6,840	$-	$14,000	$889	$10	$43,321
Collectively evaluated for impairment	919,493	1,737,174	490,154	147,871	897,571	119,654	98,697	4,410,614
Ending balance	$933,715	$1,739,483	$493,003	$147,871	$911,571	$120,543	$98,707	$4,444,893

December 31, 2014
Recorded investment in loans:
Individually evaluated for impairment	$17,612	$5,109	$6,891	$-	$14,241	$1,398	$59	$45,310
Collectively evaluated for impairment	898,614	1,698,063	454,690	148,018	837,223	121,138	109,343	4,267,089
Ending balance	$916,226	$1,703,172	$461,581	$148,018	$851,464	$122,536	$109,402	$4,312,399

March 31, 2014
Recorded investment in loans:
Individually evaluated for impairment	$27,327	$2,508	$7,323	$113	$19,159	$756	$60	$57,246
Collectively evaluated for impairment	677,059	1,193,897	313,671	97,733	610,288	108,083	5,998	3,006,729
Ending balance	$704,386	$1,196,405	$320,994	$97,846	$629,447	$108,839	$6,058	$3,063,975

At March 31, 2015, the nonperforming loans acquired have a carrying value of $3.4 million and an unpaid principal balance of $4.6 million, respectively, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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

The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of March 31, 2015, December 31, 2014 and March 31, 2014.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans

March 31, 2015
Commercial	$891,850	$24,884	$16,981	$-	$933,715
Income producing - commercial real estate	1,719,982	14,900	4,601	-	1,739,483
Owner occupied - commercial real estate	478,486	7,677	6,840	-	493,003
Real estate mortgage – residential	147,121	750	-	-	147,871
Construction - commercial and residential	889,346	8,225	14,000	-	911,571
Home equity	117,936	1,718	889	-	120,543
Other consumer	98,697	-	10	-	98,707
Total	$4,343,418	$58,154	$43,321	$-	$4,444,893

December 31, 2014
Commercial	$875,102	$23,512	$17,612	$-	$916,226
Income producing - commercial real estate	1,679,101	18,962	5,109	-	1,703,172
Owner occupied - commercial real estate	445,013	9,677	6,891	-	461,581
Real estate mortgage – residential	147,262	756	-	-	148,018
Construction - commercial and residential	827,503	9,720	14,241	-	851,464
Home equity	119,420	1,718	1,398	-	122,536
Other consumer	109,343	-	59	-	109,402
Total	$4,202,744	$64,345	$45,310	$-	$4,312,399

March 31, 2014
Commercial	$661,432	$15,627	$27,327	$-	$704,386
Investment - commercial real estate	1,167,621	26,276	2,508	-	1,196,405
Owner occupied - commercial real estate	298,968	14,703	7,323	-	320,994
Real estate mortgage – residential	96,947	786	113	-	97,846
Construction - commercial and residential	601,711	8,577	19,159	-	629,447
Home equity	106,170	1,913	756	-	108,839
Other consumer	5,998	-	60	-	6,058
Total	$2,938,847	$67,882	$57,246	$-	$3,063,975

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

The following presents by class of loan, information related to nonaccrual loans as of the periods ended March 31, 2015, December 31, 2014 and March 31, 2014.

(dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2014

Commercial	$11,257	$12,975	$17,646
Income producing - commercial real estate	2,152	2,645	2,271
Owner occupied - commercial real estate	1,314	1,324	7,323
Real estate mortgage - residential	342	346	771
Construction - commercial and residential	3,608	3,697	7,658
Home equity	889	1,398	598
Other consumer	10	58	60
Total nonaccrual loans (1)(2)	$19,572	$22,443	$36,327

(1)

Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $13.4 million at March 31, 2015, $13.5 million at December 31, 2014 and $7.9 million at March 31, 2014.

(2)

Gross interest income of $310 thousand would have been recorded in 2015 if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans was zero. See Note 1 to the consolidated financial statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents by class, an aging analysis and the recorded investments in loans past due as of March 31, 2015 and December 31, 2014.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans

March 31, 2015
Commercial	$3,356	$2,259	$11,257	$16,872	$916,843	$933,715
Income producing - commercial real estate	2,425	5,577	2,152	10,154	1,729,329	1,739,483
Owner occupied - commercial real estate	1,808	-	1,314	3,122	489,881	493,003
Real estate mortgage – residential	444	-	342	786	147,085	147,871
Construction - commercial and residential	-	-	3,608	3,608	907,963	911,571
Home equity	850	641	889	2,380	118,163	120,543
Other consumer	172	123	10	305	98,402	98,707
Total	$9,055	$8,600	$19,572	$37,227	$4,407,666	$4,444,893

December 31, 2014
Commercial	$1,505	$4,032	$12,975	$18,512	$897,714	$916,226
Income producing - commercial real estate	1,825	5,376	2,645	9,846	1,693,326	1,703,172
Owner occupied - commercial real estate	1,089	214	1,324	2,627	458,954	461,581
Real estate mortgage – residential	-	-	346	346	147,672	148,018
Construction - commercial and residential	-	-	3,697	3,697	847,767	851,464
Home equity	-	1,365	1,398	2,763	119,773	122,536
Other consumer	284	81	58	423	108,979	109,402
Total	$4,703	$11,068	$22,443	$38,214	$4,274,185	$4,312,399

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

The following table presents by class, information related to impaired loans for the periods ended March 31, 2015, December 31, 2014 and March 31, 2014.

	Unpaid	Recorded	Recorded			Year To Date
	Contractual Principal	Investment With No	Investment With	Recorded Total	Related	Average Recorded	Interest Income
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized

March 31, 2015
Commercial	$13,080	$1,464	$9,793	$11,257	$5,771	$12,116	$-
Income producing - commercial real estate	10,668	8,753	1,222	9,975	568	10,235	35
Owner occupied - commercial real estate	1,867	1,025	842	1,867	400	1,878	-
Real estate mortgage – residential	342	342	-	342	-	344	-
Construction - commercial and residential	8,671	8,071	600	8,671	550	8,728	99
Home equity	889	118	771	889	289	1,144	-
Other consumer	10	-	10	10	5	34	-
Total	$35,527	$19,773	$13,238	$33,011	$7,583	$34,479	$134

December 31, 2014
Commercial	$14,075	$1,603	$11,372	$12,975	$5,334	$13,681	$251
Income producing - commercial real estate	10,869	8,952	1,542	10,494	751	7,021	203
Owner occupied - commercial real estate	1,889	1,038	851	1,889	577	3,986	6
Real estate mortgage – residential	346	346	-	346	-	529	-
Construction - commercial and residential	8,785	8,176	609	8,785	927	10,967	1,147
Home equity	1,398	339	1,059	1,398	430	747	36
Other consumer	58	-	58	58	45	30	7
Total	$37,420	$20,454	$15,491	$35,945	$8,064	$36,961	$1,650

March 31, 2014
Commercial	$17,646	$6,409	$11,237	$17,646	$3,810	$12,213	$-
Investment - commercial real estate	6,016	1,106	4,535	5,641	732	5,771	35
Owner occupied - commercial	7,323	4,191	3,132	7,323	1,105	6,388	-
Real estate mortgage – residential	771	658	113	771	30	829	-
Construction - commercial and residential	13,098	4,783	7,442	12,225	1,775	12,580	503
Home equity	598	125	473	598	378	611	-
Other consumer	60	-	60	60	58	65	-
Total	$45,512	$17,272	$26,992	$44,264	$7,888	$38,457	$538

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

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company during the periods ended March 31, 2015 and December 31, 2014.

	Number of	TDRs Performing	TDRs Not Performing	Total
(dollars in thousands)	Contracts	to Modified Terms	to Modified Terms	TDRs

March 31, 2015
Commercial	1	$-	$223	$223
Income producing - commercial real estate	3	7,823	-	7,823
Owner occupied - commercial real estate	1	553	-	553
Construction - commercial and residential	1	5,063	-	5,063
Total	6	$13,439	$223	$13,662

December 31, 2014
Commercial	1	$-	$227	$227
Income producing - commercial real estate	3	7,849	-	7,849
Owner occupied - commercial real estate	1	565	-	565
Construction - commercial and residential	1	5,088	-	5,088
Total	6	$13,502	$227	$13,729

There were no TDR defaults during the three months ended March 31, 2015 and 2014. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2015 and 2014.

Note 6. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three months ended March 31, 2015 and 2014 is presented in the table below. For the three months ended March 31, 2015, proceeds on sale of OREO were $153 thousand and net loss on sale was $17 thousand. For the three months ended March 31, 2014, proceeds on sale of OREO were $50 thousand and net loss was $100 thousand.

	Three Months Ended
(dollars in thousands)	March 31, 2015	March 31, 2014

Balance beginning of period	$13,224	$9,225
Real estate acquired from borrowers	-	245
Valuation allowance	(750)	(611)
Properties sold	(136)	(50)
Balance end of period	$12,338	$8,809

Note 7. Net Income per Common Share

The calculation of net income per common share for the three months ended March 31, 2015 and 2014 was as follows.

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2015	2014
Basic:
Net income available to common shareholders	$19,238	$12,358
Average common shares outstanding	31,083	25,928
Basic net income per common share	$0.62	$0.48

Diluted:
Net income available to common shareholders	$19,238	$12,358
Average common shares outstanding	31,083	25,928
Adjustment for common share equivalents	693	647
Average common shares outstanding-diluted	31,776	26,575
Diluted net income per common share	$0.61	$0.47

Anti-dilutive shares	13,000	21,000

Note 8. Stock-Based Compensation

The Company maintains the 1998 Stock Option Plan (“1998 Plan”), the 2006 Stock Plan (“2006 Plan”) and the 2011 Employee Stock Purchase Plan (“2011 ESPP”).

In connection with the acquisition of Fidelity, the Company assumed the Fidelity 2004 Long Term Incentive Plan and the 2005 Long Term Incentive Plan (the “Fidelity Plans”).

In connection with the acquisition of Virginia Heritage, the Company assumed the Virginia Heritage 2006 Stock Option Plan and the 2010 Long Term Incentive Plan (the “Virginia Heritage Plans”).

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

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares on the date of grant. For awards that are performance-based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance-based awards are outstanding at March 31, 2015.

In February 2015, the Company awarded 77,370 shares of restricted stock to senior officers, directors and employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.

In March 2015, the Company awarded 700 shares of restricted stock to an employee. The shares vest in five substantially equal installments beginning on the first anniversary of the date of grant.

Below is a summary of changes in shares pursuant to our equity compensation plans for the three months ended March 31, 2015 and 2014. The information excludes restricted stock units and awards.

	Three Months Ended March 31,
	2015		2014
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning balance	757,183	$11.31	501,334	$10.34
Issued	-	-	21,000	32.77
Exercised	(280,425)	12.40	(19,027)	13.13
Forfeited	-	-	(110)	5.76
Expired	(8,007)	16.90	(408)	9.37
Ending balance	468,751	$10.57	502,789	$11.18

The following summarizes information about stock options outstanding at March 31, 2015. The information excludes restricted stock units and awards.

				Weighted-Average
Outstanding:		Stock Options	Weighted-Average	Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life
$5.76	$9.21	225,479	$5.76	3.78
$9.22	$15.47	173,907	11.83	2.83
$15.48	$22.66	37,774	19.11	8.29
$22.67	$32.36	31,591	27.69	4.26
		468,751	$10.57	3.82

Exercisable:		Stock Options	Weighted-Average
Range of Exercise Prices		Exercisable	Exercise Price
$5.76	$9.21	168,569	$5.76
$9.22	$15.47	166,467	11.88
$15.48	$22.66	32,494	19.43
$22.67	$32.36	21,191	25.40
		388,721	$10.59

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2014 and 2013. There were no grants of stock options for the three months ended March 31, 2015.

	Three Months Ended	Years Ended December 31,
	2015	2014	2013
Expected volatility	N/A	34.25%	34.12%
Weighted-Average volatility	N/A	34.25%	34.12%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	N/A	9.4	7.5
Risk-free rate	N/A	2.26%	1.31%
Weighted-average fair value (grant date)	N/A	$13.49	$7.83

The expected lives are based on the “simplified” method allowed by ASC Topic 718 “Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $10.8 million at March 31, 2015. The total intrinsic value of stock options exercised during the three months ended March 31, 2015 and 2014 was $6.0 million and $401 thousand, respectively. The total fair value of stock options vested was $79 thousand and $123 thousand for the three months ended March 31, 2015 and 2014, respectively. Unrecognized stock-based compensation expense related to stock options totaled $300 thousand at March 31, 2015. At such date, the weighted-average period over which this unrecognized stock option expense is expected to be recognized was 3.47 years.

The Company has unvested restricted stock award grants of 393,984 shares under the 2006 Plan at March 31, 2015. Unrecognized stock based compensation expense related to restricted stock awards totaled $9.3 million at March 31, 2015. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.10 years. The following table summarizes the unvested restricted stock awards at March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015		2014
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at beginning	509,336	$21.58	614,580	$18.71
Issued	78,070	36.06	78,947	33.24
Forfeited	(84)	25.91	(434)	15.67
Vested	(193,338)	20.66	(181,967)	17.59
Unvested at end	393,984	$24.90	511,126	$21.36

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At March 31, 2015, the 2011 ESPP had 447,453 shares remaining for issuance.

Included in salaries and employee benefits the Company recognized $1.1 million and $892 thousand in stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 9.  Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three months ended March 31, 2015 and 2014.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three months ended March 31, 2015
Net unrealized gain on securities available-for-sale	$3,218	$1,287	$1,931
Less: Reclassification adjustment for net gains included in net income	(2,164)	(866)	(1,298)
Other Comprehensive Income	$1,054	$421	$633

Three months ended March 31, 2014
Net unrealized loss on securities available-for-sale	$4,703	$1,881	$2,822
Less: Reclassification adjustment for net gains included in net income	(8)	(3)	(5)
Other Comprehensive Income	$4,695	$1,878	$2,817

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2015 and 2014.

Accumulated Other
(dollars in thousands)	Comprehensive Income (Loss)

Three months ended March 31, 2015
Balance at beginning of period	$ 2,647
Other comprehensive income before reclassifications	1,931
Amounts reclassified from accumulated other comprehensive income	(1,298)
Net other comprehensive income during period	633
Balance at end of period	$ 3,280

Three months ended March 31, 2014
Balance at beginning of period	$ (3,319)
Other comprehensive income before reclassifications	2,822
Amounts reclassified from accumulated other comprehensive income	(5)
Net other comprehensive income during period	2,817
Balance at end of period	$ (502)

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014.

	Amount Reclassified from		Affected Line Item in
Details about Accumulated Other	Accumulated Other		the Statement Where
Comprehensive Income Components (dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three months ended March 31,
	2015	2014
Realized gain on sale of investment securities	$2,164	$8	Gain on sale of investment securities
	(866)	(3)	Tax Expense
Total Reclassifications for the Period	$1,298	$5	Net of Tax

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2015
Investment securities available for sale:
U. S. Government agency securities	$-	$30,119	$-	$30,119
Residential mortgage backed securities	-	234,151	-	234,151
Municipal bonds	-	68,797	-	68,797
Other equity investments	245	-	219	464
Residential mortgage loans held for sale	-	62,758	-	62,758
Derivative assets	-	-	219	219
Total assets measured at fair value on a recurring basis as of March 31, 2015	$245	$395,825	$438	$396,508

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2014
Investment securities available for sale:
U. S. Government agency securities	$-	$29,894	$-	$29,894
Residential mortgage backed securities	-	240,320	-	240,320
Municipal bonds	-	111,712	-	111,712
Other equity investments	198	-	219	417
Residential mortgage loans held for sale	-	44,317	-	44,317
Derivative assets	-	-	146	146
Total assets measured at fair value on a recurring basis as of December 31, 2014	$198	$426,243	$365	$426,806

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

The Company’s residential loans held for sale are reported on an aggregate basis at the lower of cost or fair value.

The following is a reconciliation of activity for assets measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Other Equity	Derivative
(dollars in thousands)	Investments	Assets/(Liability)	Total
Assets:
Beginning balance at December 31, 2014	$219	$146	$365
Realized gain (loss) included in earnings - net derivatives	-	73	73
Principal redemption	-	-	-
Ending balance at March 31, 2015	$219	$219	$438

Liabilities:
Beginning balance at December 31, 2014	$-	$(250)	$(250)
Realized gain (loss) included in earnings - net derivatives	-	110	110
Principal redemption	-	-	-
Ending balance at March 31, 2015	$-	$(140)	$(140)

	Other Equity	Derivative
(dollars in thousands)	Investments	Assets/(Liability)	Total
Assets:
Beginning balance at December 31, 2013	$219	$-	$219
Realized gain (loss) included in earnings - net derivatives	-	146	146
Ending balance at December 31, 2014	$219	$146	$365

Liabilities:
Beginning balance at December 31, 2013	$-	$-	$-
Realized gain (loss) included in earnings - net derivatives	-	(250)	(250)
Ending balance at December 31, 2014	$-	$(250)	$(250)

Securities classified as Level 3 include securities in less liquid markets, the carrying amount approximate the fair value. The securities consist of equity investments in the form of common stock of two local banking companies which are not publicly traded.

The Corporation relies on a third-party pricing service to value its derivative financial assets and liabilities. The external valuation model estimates the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Corporation also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.

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

Impaired loans: The Company considers a loan impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that nonaccrual loans and loans that have had their terms restructured in a troubled debt restructuring meet this impaired loan definition. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the estimated fair value of the underlying collateral for collateral-dependent loans, which the Company classifies as a Level 3 valuation.

Other real estate owned: Other real estate owned is initially recorded at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2015
Impaired loans:
Commercial	$-	$1,934	$6,278	$8,212
Income producing - commercial real estate	-	1,272	450	1,722
Owner occupied - commercial real estate	-	724	590	1,314
Real estate mortgage - residential	-	-	342	342
Construction - commercial and residential	-	-	3,058	3,058
Home equity	-	130	565	695
Other consumer	-	-	5	5
Other real estate owned	-	9,214	3,124	12,338
Derivative liabilities	-	-	140	140
Total assets measured at fair value on a nonrecurring basis as of March 31, 2015	$-	$13,274	$14,552	$27,826

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2014
Impaired loans:
Commercial	$-	$781	$7,171	$7,952
Income producing - commercial real estate	-	703	1,199	1,902
Owner occupied - commercial real estate	-	-	824	824
Real estate mortgage - residential	-	-	346	346
Construction - commercial and residential	-	-	3,297	3,297
Home equity	-	5	963	968
Other consumer	-	-	13	13
Other real estate owned	-	9,184	4,040	13,224
Derivative liabilities	-	-	250	250
Total assets measured at fair value on a nonrecurring basis as of December 31, 2014	$-	$10,673	$18,103	$28,776

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2015, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Assets
Cash and due from banks	$9,997	$9,997	$-	$9,997	$-
Federal funds sold	2,700	2,700	-	2,700	-
Interest bearing deposits with other banks	402,964	402,964	-	402,964	-
Investment securities	333,531	333,531	245	333,067	219

Federal Reserve and Federal Home Loan Bank stock	16,793	16,793	-	16,793	-
Loans held for sale	62,758	63,074	-	63,074	-
Loans	4,444,893	4,447,182	-	4,060	4,443,122
Bank owned life insurance	56,983	56,983	-	56,983	-
Annuity investment	12,269	12,269	-	12,269	-
Derivative assets	219	219	-	219	-

Liabilities
Noninterest bearing deposits	1,196,165	1,196,165	-	1,196,165	-
Interest bearing deposits	3,388,200	3,387,995	-	3,387,995	-
Borrowings	137,889	138,386	-	138,386	-
Derivative liabilities	140	140	-	-	140

December 31, 2014
Assets
Cash and due from banks	$9,097	$9,097	$-	$9,097	$-
Federal funds sold	3,516	3,516	-	3,516	-
Interest bearing deposits with other banks	243,412	243,412	-	243,412	-
Investment securities	382,343	382,343	198	381,926	219

Federal Reserve and Federal Home Loan Bank stock	22,560	22,560	-	22,560	-
Loans held for sale	44,317	44,669	-	44,669	-
Loans	4,312,399	4,314,618	-	1,489	4,313,129
Bank owned life insurance	56,594	56,594	-	56,594	-
Annuity investment	11,277	11,277	-	11,277	-
Derivative assets	146	146	-	146	-

Liabilities
Noninterest bearing deposits	1,175,799	1,175,799	-	1,175,799	-
Interest bearing deposits	3,134,969	3,134,295	-	3,134,295	-
Borrowings	280,420	281,958	-	281,958	-
Derivative liabilities	250	250	-	-	250

Note 11.  Supplemental Executive Retirement Plan

In February 2013, the Compensation Committee authorized Supplemental Executive Retirement and Death Benefit Agreements (the “SERP Agreements”) with each of the Bank’s executive officers other than Mr. Paul, which upon the executive’s retirement, will provide for a stated monthly payment for such executive’s lifetime, subject to certain death benefits described below. The retirement benefit is computed as a percentage of each executive’s projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreements provide that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement, (b) death, disability and change-in-control shall result in immediate vesting, and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreements further provide for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive’s beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The cash surrender value of the annuity contracts was $12.3 million at March 31, 2015 and is included in other assets on the consolidated balance sheet. For the three months ended March 31, 2015, the Company recorded benefit expense accruals of $255 thousand for this post retirement benefit.

Upon death of an executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively fund payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating seventeen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. As of March 31, 2015 the Bank has a total of twenty-two branch offices, including ten in Northern Virginia, seven in Montgomery County, Maryland, and five in Washington, D.C.

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

The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of quantitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2014. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

RESULTS OF OPERATIONS

Earnings Summary

For the three months ended March 31, 2015, the Company reported net income of $19.4 million, a 55% increase over the $12.5 million net income for the three months ended March 31, 2014. Net income available to common shareholders for the three months ended March 31, 2015 increased 56% to $19.2 million ($0.62 per basic common share and $0.61 per diluted common share) as compared to $12.4 million ($0.48 per basic common share and $0.47 per diluted common share) for the same period in 2014.

As of October 31, 2014, the Company completed a Merger with Virginia Heritage, which added approximately $800 million in loans, $645 million in deposits and 35 full time salaried employees.

The increase in net income for the three months ended March 31, 2015 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 41% over the same period in 2014. Net interest income growth in the first three months of 2015 as compared to the same period in 2014 of 37% and was due to average earning asset growth of 38%.

For the three months ended March 31, 2015, the Company reported an annualized return on average assets (“ROAA”) of 1.49% as compared to 1.36% for the three months ended March 31, 2014, while the annualized return on average common equity (“ROAE”) was 13.24% as compared to 14.38% for the same three months of 2014. The higher ROAA ratio for three months of 2015 as compared to 2014 was due primarily to an increase in the level of noninterest income attributable primarily to higher levels of residential mortgage refinancing activity and gains on the sale of investment securities. The lower ROAE ratio for the three months of 2015 as compared to 2014 was due primarily to higher average stockholders' equity in the first quarter of 2015 owing to a highly successful public offering of common stock completed in March 2015.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, decreased 4 basis points from 4.45% for the three months ended March 31, 2014 to 4.41% for the three months ended March 31, 2015. For the first three months in 2015, the Company has been able to maintain its loan portfolio yields relatively close to 2014 levels (5.26% versus 5.45%) due to disciplined loan pricing practices, while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. Average earning assets yields were higher by 3 basis points (4.79% versus 4.76%) in the first quarter of 2015 as compared to the same quarter in 2014. This increase in average earning asset yields compares to an increase of 10 basis points (from 0.46% to 0.56%) in the cost of interest bearing liabilities. A higher mix of average loans as a percentage of total earning assets (from 82% to 87%) during the three months ended March 31, 2015, as compared to the same period in 2014, was the primary contributor to the increase in average earning asset yields in the first three months of 2015 versus 2014.

The net interest spread decreased by 7 basis points for the first three months in 2015 (4.23% versus 4.30%) as compared to 2014, as the Company has managed its cost of funds aggressively and been extremely disciplined in setting new loan rates. The benefit of noninterest sources funding earning assets increased by 3 basis points from 15 basis points to 18 basis points for the three months ended March 31, 2015 and 2014. The combination of a 7 basis point decrease in the net interest spread and a 3 basis point increase in the value of noninterest sources resulted in the 4 basis point decrease in the net interest margin for the first three months of 2015 as compared to the same period in 2014.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have remained relatively low. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 88% of the Company’s total revenue.

For the first quarter of 2015, total loans grew 3% over December 31, 2014, and were 45% higher at March 31, 2015 as compared to March 31, 2014. For the first quarter of 2015, total deposits increased 6% over December 31, 2014, and were 40% higher at March 31, 2015 than at March 31, 2014. Growth in loans and deposits over the last twelve months was in part due to the Merger with Virginia Heritage. Excluding balances acquired in the Merger, organic loan and deposit growth over the last twelve months was 19% for loans and 20% for deposits.

In order to fund growth in average loans of 47% over the three months ended March 31, 2015 as compared to the same period in 2014, as well as sustain significant liquidity, the Company has relied on both core deposit growth and brokered or wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts primarily as a result of effectively building new and enhanced client relationships. Growth in average time deposits has derived primarily from alternative or brokered deposit sources, which are both readily available and cost effective. Average total deposits grew by 35% for the three months of 2015 as compared to the same period in 2014.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 82% of average earning assets in the first three months of 2014 to 87% of average earning assets in the first three months of 2015. For the first three months of 2015, as compared to the same period in 2014, average loans, excluding loans held for sale, increased $1.4 billion, a 47% increase. The increase in average loans in the first three months of 2015 as compared to the first three months of 2014 is primarily attributable to growth in both construction – commercial and residential, and investment commercial real estate loans. Average investment securities for the three month periods ended March 31, 2015 and 2014 amounted to 7% and 11% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 6% of average earning assets in the first three months of 2015 as compared to 7% for the same period in 2014.

As noted above, increases in average deposits in the first three months of 2015, as compared to the first three months of 2014, is attributable to both growth in money market accounts as well as noninterest bearing deposits accounts growth and to growth in time deposits, primarily attributable to brokered sources. Growth in average borrowed funds was due to greater use of both short-term and longer-term FHLB advances and to a $70 million subordinated debenture raise in August 2015, which qualifies as Tier 2 capital.

The provision for credit losses was $3.3 million for the three months ended March 31, 2015 as compared to $1.9 million for the three months ended March 31, 2014. The higher provisioning in the first quarter of 2015, as compared to the first quarter of 2014, is due to both higher loan growth and higher net charge-offs. Net charge-offs of $1.6 million in the first quarter of 2015 represented an annualized 0.15% of average loans, excluding loans held for sale, as compared to $837 thousand or an annualized 0.11% of average loans, excluding loans held for sale, in the first quarter of 2014. Net charge-offs in the first quarter of 2015 were attributable primarily to commercial and industrial loans ($947 thousand), home equity and other consumer ($439 thousand), and owner occupied-commercial real estate loans ($318 thousand), offset by a recovery in land development and construction loans ($95 thousand).

At March 31, 2015 the allowance for credit losses represented 1.07% of loans outstanding, as compared to 1.07% at December 31, 2014, and 1.37% at March 31, 2014. The decrease in the allowance for credit losses as a percentage of total loans at March 31, 2014, as compared to March 31, 2015, from 1.37% to 1.07%, is due to loans acquired in the Merger with Virginia Heritage being accounted for at fair value in accordance with GAAP. The allowance for credit losses represented 244% of nonperforming loans at March 31, 2015, as compared to 116% at March 31, 2014 and 205% at December 31, 2014.

Total noninterest income for the three months ended March 31, 2015 increased to $7.8 million from $4.5 million for the three months ended March 31, 2014, a 75% increase. This increase was primarily due to an increase of $2.0 million in gains on the sale of residential mortgage loans due to higher origination and sales volumes and to gains realized on the sale of investment securities of $2.2 million. Residential mortgage loans closed were $285 million for the first quarter in 2015 versus $96 million for the first quarter of 2014. Investment gains were realized to take advantage of market conditions in February 2015. Net investment gains were $2.2 million for the three months ended March 31, 2015 compared to $8 thousand for the same period in 2014. A $1.1 million loss on the early extinguishment of debt was recorded in March of 2015 due to the early payoff of FHLB advances. This decision was made in light of deposit growth in the quarter and expected benefits to the cost of funds going forward. Excluding investment securities gains and the loss on early extinguishment of debt, total noninterest income was $6.8 million for the three months ended March 31, 2015, as compared to $4.5 million for the same period in 2014, a 52% increase.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 44.89% for the first quarter of 2015, as compared to 51.94% for the first quarter of 2014. Noninterest expenses totaled $28.1 million for the three months ended March 31, 2015, as compared to $23.1 million for the three months ended March 31, 2014, a 22% increase. Cost increases for salaries and benefits were $2.1 million, due primarily to increased staff from the Merger, merit increases, employee benefit expense increases and incentive compensation. Premises and equipment expenses were $921 thousand higher, due to costs of additional branches and office space acquired in the Merger and to increases in leasing costs. Marketing and advertising expense increased by $223 thousand primarily due to costs associated with a new online publication. Data processing expense increased $196 thousand primarily due to increased accounts and transaction volume primarily arising out of the Merger and to higher network expenses. Higher FDIC expenses were due to higher deposit levels. Merger related expenses attributable to the Merger with Virginia Heritage were $111 thousand for the quarter. Other expenses increased $1.2 million due to expenses and valuations associated with other real estate owned.

The ratio of common equity to total assets increased from 9.30% at March 31, 2014 to 12.17% at March 31, 2015, due to the public offering of common stock completed during the first quarter of 2015 and to the issuance of common stock to consummate the Merger with Virginia Heritage. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first three months of 2015, net interest income increased 37% over the same period for 2014. Average loans increased $1.4 billion and average deposits increased by $1.1 billion. The net interest margin was 4.41% for the three months of 2015, as compared to 4.45% for the three months of 2014. The Company has been able to maintain its loan yields in 2015 close to 2014 levels due to loan pricing practices while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and expand client relationships. The Company believes its net interest margin remains favorable compared to peer banking companies.

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three months ended March 31, 2015 and 2014. Included in the table is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$239,313	$138	0.23%	$230,272	$138	0.24%
Loans held for sale (1)	46,728	431	3.69%	26,592	266	4.00%
Loans (1) (2)	4,376,248	56,749	5.26%	2,981,917	40,097	5.45%
Investment securities available for sale (2)	362,345	2,139	2.39%	401,096	2,333	2.36%
Federal funds sold	14,794	9	0.25%	7,428	3	0.16%
Total interest earning assets	5,039,428	59,466	4.79%	3,647,305	42,837	4.76%

Total noninterest earning assets	279,147			134,570
Less: allowance for credit losses	47,092			41,650
Total noninterest earning assets	232,055			92,920
TOTAL ASSETS	$5,271,483			$3,740,225

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$151,933	$50	0.13%	$113,984	$63	0.22%
Savings and money market	2,275,985	1,874	0.33%	1,838,306	1,493	0.33%
Time deposits	739,762	1,318	0.72%	429,595	856	0.81%
Total interest bearing deposits	3,167,680	3,242	0.41%	2,381,885	2,412	0.41%
Customer repurchase agreements	54,231	27	0.19%	62,846	38	0.25%
Other short-term borrowings	83,389	54	0.26%	-	-	-
Long-term borrowings	113,078	1,411	4.99%	39,300	380	3.87%
Total interest bearing liabilities	3,418,378	4,734	0.56%	2,484,031	2,830	0.46%

Noninterest bearing liabilities:
Noninterest bearing demand	1,162,723			836,031
Other liabilities	29,018			15,042
Total noninterest bearing liabilities	1,191,741			851,073

Shareholders’ equity	661,364			405,121
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,271,483			$3,740,225

		$54,731			$40,007
Net interest income			4.23%			4.30%
Net interest spread			4.41%			4.45%
Net interest margin

(1) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $2.8 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively.

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

During the first three months of 2015, the allowance for credit losses increased $1.7 million, reflecting $3.3 million in provision for credit losses and $1.6 million in net charge-offs during the period. The provision for credit losses was $3.3 million for the three months ended March 31, 2015 as compared to $1.9 million for the three months ended March 31, 2014. At March 31, 2015, the allowance for credit losses represented 1.07% of loans outstanding, compared to 1.07% at December 31, 2014 and 1.37% at March 31, 2014. The higher provisioning in the first three months of 2015, as compared to the first three months of 2014, is due to a combination of higher loan growth and higher net charge-offs. Net charge-offs of $1.6 million represented an annualized 0.15% of average loans, excluding loans held for sale, in the first three months of 2015, as compared to $837 thousand or an annualized 0.11% of average loans, excluding loans held for sale, for the same period of 2014.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended
	March 31,
(dollars in thousands)	2015	2014
Balance at beginning of year	$46,075	$40,921
Charge-offs:
Commercial	998	273
Investment - commercial real estate	318	-
Owner occupied - commercial real estate	-	35
Real estate mortgage - residential	-	62
Construction - commercial and residential	-	581
Construction - C&I (owner occupied)	-	-
Home equity	419	149
Other consumer	71	25
Total charge-offs	1,806	1,125

Recoveries:
Commercial	51	211
Investment - commercial real estate	-	-
Owner occupied - commercial real estate	1	-
Real estate mortgage - residential	2	-
Construction - commercial and residential	95	65
Construction - C&I (owner occupied)	-	-
Home equity	2	5
Other consumer	49	7
Total recoveries	200	288
Net charge-offs	1,606	837
Additions charged to operations	3,310	1,934
Balance at end of period	$47,779	$42,018

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.15%	0.11%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2015		December 31, 2014		March 31, 2014
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$13,777	21%	$13,222	21%	$11,420	23%
Investment - commercial real estate	11,652	40%	11,442	40%	10,590	40%
Owner occupied - commercial real estate	3,127	11%	2,954	11%	3,195	10%
Real estate mortgage - residential	1,055	3%	1,259	3%	754	3%
Construction - commercial and residential	15,492	19%	14,982	18%	13,380	19%
Construction - C&I (owner occupied)	891	1%	643	1%	799	1%
Home equity	1,509	3%	1,469	3%	1,507	4%
Other consumer	276	2%	104	3%	373	-
Total loans	$47,779	100%	$46,075	100%	$42,018	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings (“TDRs”) and other real estate owned, totaled $31.9 million at March 31, 2015 representing 0.58% of total assets, as compared to $35.7 million of nonperforming assets, or 0.68% of total assets, at December 31, 2014 and $45.1 million of nonperforming assets, or 1.19% of total assets, at March 31, 2014. The Company had no accruing loans 90 days or more past due at March 31, 2015, December 31, 2014 or March 31, 2014. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.07% of total loans at March 31, 2015, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had six TDR’s at March 31, 2015 totaling approximately $13.7 million. Five of these loans, totaling approximately $13.4 million, have demonstrated a period of at least six months of performance under the modified terms, and as a result are not disclosed in the table below. During the first quarter of 2015 and 2014, there were no defaults on restructured loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There were no nonperforming TDRs reclassified to nonperforming loans as of March 31, 2015 and 2014. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2015 and 2014.

Total nonperforming loans amounted to $19.6 million at March 31, 2015 (0.44% of total loans), compared to $22.4 million at December 31, 2014 (0.52% of total loans) and $36.3 million at March 31, 2014 (1.19% of total loans). The decrease in the ratio of nonperforming loans to total loans at March 31, 2015 as compared to March 31, 2014 was due to a decline in the level of nonperforming loans and portfolio delinquencies, and to loan growth.

Included in nonperforming assets at March 31, 2015 was $12.3 million of OREO, consisting of nine foreclosed properties. The Company had ten foreclosed properties with a net carrying value of $13.2 million at December 31, 2014 and seven foreclosed properties with a net carrying value of $8.8 million at March 31, 2014. OREO properties are carried at the lower of cost or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first three months of 2015, one foreclosed property with a net carrying value of $136 thousand was sold for a net loss of $17 thousand. The decrease in OREO at March 31, 2015, is due to the sale of one OREO property and to a write down of one OREO property totaling $750 thousand.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,		December 31,
(dollars in thousands)	2015	2014	2014
Nonaccrual Loans:
Commercial	$11,257	$17,646	$12,975
Investment - commercial real estate	2,152	2,271	2,645
Owner occupied - commercial real estate	1,314	7,323	1,324
Real estate mortgage - residential	342	771	346
Construction - commercial and residential	3,608	7,658	3,697
Construction - C&I (owner occupied)	-	-	-
Home equity	889	598	1,398
Other consumer	10	60	58
Accrual loans-past due 90 days	-	-	-
Total nonperforming loans (1)	19,572	36,327	22,443
Other real estate owned	12,338	8,809	13,224
Total nonperforming assets	$31,910	$45,136	$35,667

Coverage ratio, allowance for credit losses to total nonperforming loans	244.12%	115.67%	205.30%
Ratio of nonperforming loans to total loans	0.44%	1.19%	0.52%
Ratio of nonperforming assets to total assets	0.58%	1.19%	0.68%

(1)

Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There were no loans that migrated from performing troubled debt restructuring during the three months ended March 31, 2015 and 2014.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At March 31, 2015, there were $24.1 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $24.1 million in potential problem loans at March 31, 2015 compared to $23.9 million at December 31, 2014, and $21.7 million at March 31, 2014.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, loss on extinguishment of debt, income from BOLI and other income.

Total noninterest income for the three months ended March 31, 2015 increased to $7.8 million from $4.5 million for the three months ended March 31, 2014, a 75% increase. This increase was primarily due to an increase of $1.7 million in gains on the sale of loans and investment gains of $2.2 million. This increase was partially offset by a $1.1 million loss on the early extinguishment of debt. Excluding investment securities gains and the loss on early extinguishment of debt, total noninterest income was $6.8 million for the three months ended March 31, 2015, as compared to $4.5 million for the same period in 2014, a 52% increase.

For the three months ended March 31, 2015, service charges on deposit accounts increased $141 thousand, an increase of 12% from the same three month period in 2014. The increase for the three month period was primarily related to growth in the number of accounts.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of these mortgage loans yielded gains of $3.2 million for the three months ended March 31, 2015 compared to $1.3 million in the same period in 2014, as refinancing activity increased beginning in the first quarter of 2015. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended March 31, 2015. The reserve amounted to $112 thousand at March 31, 2015 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its current practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $340 thousand and $548 thousand for the three months ended March 31, 2015 and March 31, 2014, respectively. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

A $1.1 million loss on the early extinguishment of debt was recorded in March of 2015 due to the early payoff of FHLB advances. This decision was made in light of deposit growth in the quarter and expected benefits to the cost of funds going forward.

Other income totaled $1.5 million for the three months ended March 31, 2015 as compared to $1.1 million for the same period in 2014, an increase of 32%. ATM fees increased from $260 thousand for the three months ended March 31, 2014 to $294 thousand for the same period in 2015, a 13% increase. Noninterest loan fees increased from $606 thousand for the three months ended March 31, 2014 to $682 thousand for the same period in 2015, a 12% increase. Annuity income increased from $41 thousand for the three months ended March 31, 2014 to $117 thousand for the same period in 2015, a 188% increase.

Noninterest Expense

Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance and other expenses.

Total noninterest expenses totaled $28.1 million for the three months ended March 31, 2015, as compared to $23.1 million for the three months ended March 31, 2014, a 22% increase.

Salaries and employee benefits were $15.7 million for the three months ended March 31, 2015, as compared to $13.6 million for 2014, a 15% increase. Cost increases for salaries and benefits were $2.1 million, primarily due to increased staff resulting from the Merger, merit increases, employee benefit expense increases and incentive compensation. At March 31, 2015, the Company’s full time equivalent staff numbered 422, as compared to 427 at December 31, 2014 and 387 at March 31, 2014.

Premises and equipment expenses amounted to $4.0 million for the three months ended March 31, 2015 as compared to $3.1 million for the same period in 2014, a 30% increase. Premises and equipment expenses were $921 thousand higher due to costs of additional branches and office space acquired in the Merger and to increases in leasing costs. Additionally, for the three months ended March 31, 2015, the Company recognized $30 thousand of sublease revenue as compared to $24 thousand for the same period in 2014. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses increased from $462 thousand for the three months ended March 31, 2014 to $685 thousand for the same period in 2015, a 48% increase.  The reason for the increase was primarily due to costs associated with sponsorship of a new online publication and increases in print and digital advertisements related to product promotion and usage of new digital venues.

Data processing expenses increased from $1.6 million for the three months ended March 31, 2014 to $1.8 million in the same period in 2015, a 12% increase. The increase in expense for three months ended March 31, 2015 as compared to March 31, 2014 was due to increased accounts and transaction volume primarily arising out of the Merger and to higher network expenses.

Legal, accounting and professional fees increased from $974 thousand for the three months ended March 31, 2014 to $982 thousand in the same period in 2015, a 1% increase. The increase in expense for the three month period ended March 31, 2015 was primarily due to a increase in collection costs related to problem loans.

FDIC insurance premiums were $771 thousand for the three months ended March 31, 2015, as compared to $544 thousand in 2014, a 42% increase. The increase for the three months ended March 31, 2015 as compared to March 31, 2014 was due to higher deposit levels and average asset growth which is a principal factor in the calculation of the amount of insurance premiums.

For the three months ended March 31, 2015, other expenses amounted to $4.0 million as compared to $2.8 million for the same period in 2014, an increase of 42%. The major components of cost in this category include core deposit intangible amortization, franchise taxes, director fees and expenses for the operations of OREO property, as well as valuation adjustment on one OREO property. The increase for the three month period ended March 31, 2015 compared to the same period in 2014 was primarily due to an increase of $282 thousand in expenses for the operations of OREO properties, $225 thousand in expense for the amortization of core deposit intangibles and $210 thousand in expense for franchise taxes.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, improved to 44.89% for the first three months of 2015 as compared to 51.94% for the same period in 2014. As a percentage of average assets, total noninterest expense (annualized) improved to 2.13% for the first three months of 2015 as compared to 2.47% for the same period in 2014. Cost control remains a significant operating objective of the Company.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 37.7% for the three months ended March 31, 2015 as compared to 35.7% for the same period in 2014. The higher effective tax rate for the three months ended March 31, 2015 relates to a relatively lower level of tax exempt income.

FINANCIAL CONDITION

Summary

Total assets at March 31, 2015 were $5.50 billion, a 45% increase as compared to $3.80 billion at March 31, 2014, and a 5% increase as compared to $5.25 billion at December 31, 2014. Total loans (excluding loans held for sale) were $4.44 billion at March 31, 2015, a 45% increase as compared to $3.06 billion at March 31, 2014, and a 3% increase as compared to $4.31 billion at December 31, 2014. Loans held for sale amounted to $62.8 million at March 31, 2015 as compared to $21.9 million at March 31, 2014, a 187% increase, and $44.3 million at December 31, 2014, a 42% increase. The investment portfolio totaled $333.5 million at March 31, 2015, a 14% decrease from the $387.8 million balance at March 31, 2014. As compared to December 31, 2014, the investment portfolio at March 31, 2015 decreased by $49 million.

Total deposits at March 31, 2015 were $4.58 billion compared to deposits of $3.27 billion at March 31, 2014, a 40% increase and $4.31 billion at December 31, 2014, a 6% increase. Total borrowed funds (excluding customer repurchase agreements) were $79.3 million at March 31, 2015 as compared to $39.3 million at March 31, 2014, a 102% increase, and $219.3 million at December 31, 2014, a 64% decrease. Included in borrowed funds at March 31, 2015 and December 31, 2014 is the $70 million of ten-year non-callable 5.75% subordinated debt issued in August 2014. The subordinated debt qualifies as Tier 2 capital for regulatory purposes at the Company. The decline in borrowed funds in the first quarter 2015 as compared to December 31, 2014 was the result of the payoff of all FHLB advances.

Total shareholders’ equity at March 31, 2015 increased to $741.5 million, compared to shareholders’ equity of $410.4 million at March 31, 2014, an 81% increase and $620.8 million at December 31, 2014, a 19% increase. The increases are primarily due to retained earnings, the public offering of common stock completed during the first quarter of 2015, which netted approximately $94.7 million, and to the issuance of common stock to consummate the Merger with Virginia Heritage. The ratio of common equity to total assets was 12.17% at March 31, 2015 as compared to 9.30% at March 31, 2014 and 10.46% at December 31, 2014. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 13.90% at March 31, 2015, as compared to 13.04% at March 31, 2014 and 12.97% at December 31, 2014. In addition, the tangible common equity ratio (tangible common equity to tangible assets) was 10.39% at March 31, 2015, compared to 9.22% at March 31, 2014 and 8.54% at December 31, 2014.

Effective January 1, 2015, the Company and the Bank became subject to new capital requirements. These new requirements create a new required ratio for common equity Tier 1 ("CETI") capital, increase the leverage and Tier 1 capital ratios, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses. Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). The Company and the Bank meets all these new requirements, including the full capital conservation buffer.

Loans, net of amortized deferred fees and costs, at March 31, 2015, December 31, 2014 and March 31, 2014 by major category are summarized below.

	March 31, 2015		December 31, 2014		March 31, 2014
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$933,715	21%	$916,226	21%	$704,386	23%
Investment - commercial real estate	1,739,483	40%	1,703,172	40%	1,196,405	40%
Owner occupied - commercial real estate	493,003	11%	461,581	11%	320,994	10%
Real estate mortgage - residential	147,871	3%	148,018	3%	97,846	3%
Construction - commercial and residential	862,013	19%	793,432	18%	593,967	19%
Construction - C&I (owner occupied)	49,558	1%	58,032	1%	35,480	1%
Home equity	120,543	3%	122,536	3%	108,839	4%
Other consumer	98,707	2%	109,402	3%	6,058	-
Total loans	4,444,893	100%	4,312,399	100%	3,063,975	100%
Less: Allowance for Credit Losses	(47,779)		(46,075)		(42,018)
Net loans	$4,397,114		$4,266,324		$3,021,957

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

Loans outstanding reached $4.44 billion at March 31, 2015, an increase of $133 million or 3% as compared to $4.31 billion at December 31, 2014, and increased $1.38 billion or 45% as compared to $3.06 billion at March 31, 2014. Growth in loans over the last twelve months was in part due to the Merger with Virginia Heritage completed October 31, 2014, which added approximately $800 million in loans. Excluding balances acquired in the Merger, organic loan growth over the last twelve months was 19%.

The loan growth during the first three months of 2015 was predominantly in the investment commercial real estate, owner occupied commercial real estate, and commercial segments, along with increases in the construction – commercial and residential. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio. Multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well located close in projects, while suburban office leasing softened somewhat.  Overall, commercial real estate values have generally held up well with upward price escalator in prime pockets. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

Owner occupied commercial real estate and owner occupied commercial real estate construction represent 12% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 71% consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate is excluded, the percentage of total loans represented by commercial real estate decreases to 59%. Real estate also serves as collateral for loans made for other purposes, resulting in 81% of all loans being secured by real estate.

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

For the three months ended March 31, 2015, noninterest bearing deposits increased $20 million as compared to December 31, 2014, while interest bearing deposits increased by $253 million during the same period. Average total deposits for the three months of 2015 were $4.33 billion, as compared to $3.22 billion for the same period in 2014, a 35% increase. Growth in deposits over the last twelve months was in part due to the Merger with Virginia Heritage completed October 31, 2014 which added approximately $645 million in deposits. Excluding balances acquired in the Merger, organic deposit growth over the last twelve months was 20%.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including the Promontory Interfinancial Network, LLC. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by the Promontory Interfinancial Network, LLC for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits. At March 31, 2015, total deposits included $653.9 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 14% of total deposits. At December 31, 2014, total deposits (excluding the CDARS and ICS two-way) included $506.5 million of brokered deposits, which represented 12% of total deposits. The CDARS and ICS two-way component represented $543.6 million, or 12% of total deposits and $391.3 million or 9% of total deposits at March 31, 2015 and December 31, 2014, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At March 31, 2015, the Company had $1.20 billion in noninterest bearing demand deposits, representing 26% of total deposits, compared to $1.18 billion of noninterest bearing demand deposits at December 31, 2014, or 27% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $58.6 million at March 31, 2015 compared to $61.1 million at December 31, 2014. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at March 31, 2015 and December 31, 2014.

The Bank had no borrowings outstanding under its credit facility from the FHLB at March 31, 2015, $30.0 million of borrowings outstanding at March 31, 2014, and $140 million of borrowings outstanding at December 31, 2014. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential and commercial mortgage and home equity loan portfolios.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at March 31, 2015 or December 31, 2014. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

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

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $50 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at March 31, 2015. Additionally, the Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at March 31, 2015, and can obtain unsecured funds under one-way CDARS brokered deposits in the amount of $821.3 million, against which there was $7.9 million outstanding at March 31, 2015. The Bank has a commitment at March 31, 2015 from the Promontory Interfinancial Network to place up to $300.0 million of brokered deposits from its Insured Network Deposit (“IND”) program with the Bank in amounts requested by the Bank, as compared to an actual balance of $244.6 million at March 31, 2015. At March 31, 2015, the Bank was also eligible to make advances from the FHLB up to $576.8 million based on collateral at the FHLB, of which there were no amounts was outstanding at March 31, 2015. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $411.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At March 31, 2015, under the Bank’s liquidity formula, it had $2.49 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at March 31, 2015 are as follows:

(dollars in thousands)
Unfunded loan commitments	$1,625,957
Unfunded lines of credit	105,895
Letters of credit	75,615
Total	$1,807,467

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

During the quarter ended March 31, 2015, as compared to the same three months in 2014, the Company was able to increase its net interest income (by 37%), produce a net interest spread of 4.23%, which was just 7 basis points lower than the 4.30% for the quarter ended 2014, and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has very limited call risk in its U.S. agency investment portfolio. During the three months ended March 31, 2015, average investment portfolio balances decreased as compared to balances at March 31, 2014, as the interest rate environment in February in managements’ opinion presented an opportunity to realize above average gains from the sale of $58.8 million securities, primarily municipal securities. This action resulted in a gain on sale being realized of $2.2 million. In addition to the gain on sale , cash flows from the sale provided additional liquidity for loan originations, at a time when liquidity was at a low ebb. As a result of the sale, the percentage mix of municipal securities decreased to 21% of total investments at March 31, 2015 from 28% at March 31, 2014.. , the portion of the portfolio invested in mortgage backed securities increased to 71% at March 31, 2015 from 60% at March 31, 2014, and the portion of the portfolio represented in U.S. Government agency investments declined to 9% at March 31, 2015 from 12% at March 31, 2014. Also resulting from the sale, the duration of the investment portfolio decreased to 3.8 years at March 31, 2015 from 4.6 years at March 31, 2014.

In the loan portfolio, the re-pricing duration was relatively stable at 27 months at March 31, 2015, versus 26 months at March 31, 2014, with fixed rate loans amounting to 41% of total loans at March 31, 2015 compared to 42% of total loans at March 31, 2014. Variable and adjustable rate loans comprised 59% of total loans at March 31, 2015, compared to 58% of total loans at March 31, 2014. Variable rate loans are generally indexed to either the Wall Street Journal prime interest rate, or the one month LIBOR interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. The impact on the loan portfolio’s duration of adding loans from the Virginia Heritage merger was relatively minor.

In the deposit portfolio, the duration of the portfolio was also fairly stable at 33 months at March 31, 2015, as compared to 32 months at March 31, 2014. The change since December 31, 2014 was due substantially to a slight change in the mix and duration of time deposits.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, together with loans floors existing in 51% of total loans (at March 31, 2015), has resulted in a loan portfolio yield of 5.26% for the three months ended March 31, 2015 as compared to 5.45% for the same period in 2014. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before income tax on the investment portfolio was $5.4 million at March 31, 2015 as compared to a net unrealized gain before tax of $4.4 million at December 31, 2014, with $2.2 million of realized net gains recorded during the three months ended March 31, 2015. The higher net unrealized gain on the investment portfolio at March 31, 2015 as compared to March 31, 2014 was due primarily to lower interest rates around the 5 to 10 year part of the yield curve, which increased the fair market value of the portfolio, primarily municipal securities, at March 31, 2015. At March 31, 2015, the unrealized gain position represented 1.7% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from March 31, 2015. In addition to, analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at March 31, 2015, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at March 31, 2015 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at March 31, 2015 is 3.8 years, the loan portfolio 2.3 years; the interest bearing deposit portfolio 2.8 years and the borrowed funds portfolio 3.6 years.

The following table reflects the result of simulation analysis on the March 31, 2015 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+7.1%	+11.1%	-5.1%
+300	+4.0%	+5.4%	-4.4%
+200	+0.9%	-0.3%	-3.7%
+100	-1.1%	-3.8%	-2.5%
0	-	-	-
-100	-0.9%	-1.7%	-5.1%
-200	-2.5%	-5.0%	-10.1%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at March 31, 2015 are not considered to be excessive. The negative impact of -1.1% in net interest income and -3.8% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio and to a lower level of expected residential mortgage sales activity.

In the first quarter of 2015, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of asset liquidity at March 31, 2015 as compared to December 31, 2014, the interest rate risk position at March 31, 2015 was similar to the interest rate risk position at December 31, 2014. As compared to December 31, 2014, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale increased by $177.2 million at March 31, 2015.

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

During the first quarter of 2015, average market interest rates increased modestly on the short end of the yield curve but decreased in the mid to long term segment of the curve. Starting at the five year point in the curve and out, as compared to the first quarter of 2014, the yield curve flattened.

As compared to the first quarter of 2014, the average two-year U.S. Treasury rate increased by 24 basis points from 0.36% to 0.60%, the average five year U.S. Treasury rate decreased by 14 basis points from 1.592% to 1.45% and the average ten year U.S. Treasury rate decreased by 78 basis points from 2.75% to 1.97%. In that environment, the Company was able to hold its net interest spread for the first quarter of 2015 at 4.23% compared to 4.30% for the first quarter of 2014, largely by maintaining a high mix of earning assets in loans. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2014’s first quarter has been consistent with its risk analysis at December 31, 2014.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 88% of the Company’s revenue for the first quarter of 2015, as compared to 90% of the Company’s revenue for the first quarter of 2014.

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

At March 31, 2015, the Company had a positive GAP position of approximately $606.9 million or 11.0% of total assets out to three months and a positive cumulative GAP position of $577.3 million or 10.5% of total assets out to 12 months; as compared to a positive GAP position of approximately $362.6 million or 6.9% of total assets out to three months and a positive cumulative GAP position of approximately $347.1 million or 6.6% out to 12 months at December 31, 2014. The change in the positive GAP position at March 31, 2015, as compared to December 31, 2014, was due substantially to the higher amount of asset liquidity on the balance sheet. The change in the GAP position at March 31, 2015 as compared to December 31, 2014 is not judged material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO.

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

GAP Analysis

March 31, 2015

(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non-sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$31,511	$41,821	$83,261	$84,023	$109,708	$350,324
Loans (1)(2)	2,144,663	364,365	951,470	890,664	156,489	4,507,651
Fed funds and other short-term investments	405,664	-	-	-	-	405,664
Other earning assets	56,983	-	-	-	-	56,983
Total	$2,638,821	$406,186	$1,034,731	$974,687	$266,197	$5,320,622	$179,718	$5,500,340

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$48,804	$146,411	$389,950	$389,950	$221,050	$1,196,165
Interest bearing transaction	128,920	-	24,686	24,685	-	178,291
Savings and money market	1,679,688	-	362,872	362,875	-	2,405,435
Time deposits	115,930	289,364	270,845	128,335	-	804,474
Customer repurchase agreements and fed funds purchased	58,589	-	-	-	-	58,589
Other borrowings	-	-	9,300	-	70,000	79,300
Total	$2,031,931	$435,775	$1,057,653	$905,845	$291,050	$4,722,254	$36,556	$4,758,810
GAP	$606,890	$(29,589)	$(22,922)	$68,842	$(24,853)	$598,368
Cumulative GAP	$606,890	$577,301	$554,379	$623,221	$598,368

Cumulative gap as percent of total assets	11.03%	10.50%	10.08%	11.33%	10.88%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At March 31, 2015 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 427% of total risk based capital. Construction, land and land development loans represent 142% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2015. There were no amounts outstanding under this credit facility at March 31, 2015, December 31, 2014, or March 31, 2014.

The Series B Preferred Stock is entitled to receive non-cumulative dividends, beginning October 1, 2011. The dividend rate, as a percentage of the liquidation amount, can fluctuate on a quarterly basis during the first ten quarters during which the Series B Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. The dividend rate for the first ten dividend periods was one percent (1%). For the eleventh calendar quarter through four and one half years after issuance, the dividend rate will be fixed at one percent (1%) based upon the increase in QBSL as compared to the baseline. After four and one half years from issuance (i.e. January 2016), the dividend rate will increase to nine percent (9%).

The Series B Preferred Stock may be redeemed at any time at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption for the current period, subject to the approval of its federal banking regulator.

Pursuant to the Merger Agreement, each of the 15,300 shares of Virginia Heritage Series A Preferred Stock, was exchanged for one share of the Company’s Series C Preferred Stock, which ranks equally with and has substantially identical terms and conditions as the Company’s existing Series B Preferred Stock.

On September 3, 2013 the Company amended the terms of the $9.3 million of subordinated notes dated August 30, 2010. Under the amendment, the maturity date is extended from September 30, 2016 to September 30, 2021 and the interest rate is changed from 10%, to a fixed interest rate of 8.5% until August 30, 2016 and thereafter at a fixed rate of interest equal to the then current yield on the 5 year U.S. Treasury Note plus 7.03%. These notes do not qualify for Tier 2 capital treatment under the recently adopted Basel III capital requirements, which became applicable to the Company on January 1, 2015. The payment of principal on the notes may only be accelerated upon the occurrence of certain bankruptcy or receivership related events relating to the Company or, to the extent permitted under capital rules adopted by the Federal Reserve Board pursuant to the Dodd-Frank Act. The Company has called the subordinated notes and expects full repayment by September 1, 2015.

On August 5, 2014, the Company completed the sale of $70.0 million of its noncallable 5.75% subordinated notes, due September 1, 2024. (the “Notes”). The Notes were sold to the public at par. The notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under capital regulations applicable under the Basel III Rule capital requirements which became applicable to the Company on January 1, 2015.

The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five categories, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank is only adequately capitalized, regulatory approval is required to, among other things, accept, renew or roll-over brokered deposits. If a bank is undercapitalized, capital distributions and growth and expansion are limited, and plans for capital restoration are required.

In July 2013, the Board of Governors of the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as Basel III). Under the final rules, which became applicable to the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures. Management expects that the capital ratios for the Company and the Bank under Basel III will continue to exceed the well capitalized minimum capital requirements.

In March 2015, the Company completed the public offering of $100 million of its common stock at $35.50 per share and received gross proceeds of sale of $100 million and net proceeds of sale of approximately $94.7 million. This additional capital will be used in part to redeem all the $71.9 million of SBLF preferred stock prior to the dividend rate on these funds increasing to 9.00% in January 2016. The remaining net proceeds will support the Company’s organic growth.

The actual capital amounts and ratios for the Company and Bank as of March 31, 2015, December 31, 2014 and March 31, 2014 are presented in the table below.

	Company		Bank			To Be Well Capitalized Under
	Actual		Actual		Minimun Required For	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Capital Adequacy Purposes	Regulations *
As of March 31, 2015
CET1 capital (to risk weighted aseets	557,161	10.37%	549,985	10.31%	4.50%	6.5%
Total capital (to risk weighted assets)	746,983	13.90%	597,666	11.20%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	629,061	11.71%	549,985	10.31%	6.00%	8.0%
Tier 1 capital (to average assets)	629,061	12.19%	549,985	10.69%	4.00%	5.0%

As of December 31, 2014
Total capital (to risk weighted assets)	631,340	12.97%	568,637	11.73%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	505,864	10.39%	522,637	10.78%	4.00%	6.0%
Tier 1 capital (to average assets)	505,864	10.69%	522,637	11.09%	3.00%	5.0%

As of March 31, 2014
Total capital (to risk weighted assets)	455,863	13.04%	419,309	12.06%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	404,487	11.57%	377,409	10.86%	4.00%	6.0%
Tier 1 capital (to average assets)	404,487	10.83%	377,409	10.16%	3.00%	5.0%

* Applies to Bank only

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At March 31, 2015 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

Non-GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Common shareholders' equity	$669,630	$548,859	$353,782
Less: Intangible assets	(109,617)	(109,908)	(3,482)
Tangible common equity	$560,013	$438,951	$350,300

Book value per common share	$20.11	$18.21	$13.62
Less: Intangible book value per common share	(3.29)	(3.65)	(0.13)
Tangible book value per common share	$16.82	$14.56	$13.49

Total assets	$5,500,340	$5,247,880	$3,803,952
Less: Intangible assets	(109,617)	(109,908)	(3,482)
Tangible assets	$5,390,723	$5,137,972	$3,800,470
Tangible common equity ratio	10.39%	8.54%	9.22%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A – Risk Factors

There have been no material changes as of March 31, 2015 in the risk factors from those disclosed in the Company’s Annual Report on From 10-K for the year ended December 31, 2014.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (2)
3.3	Bylaws of the Company (3)
3.4	Articles Supplementary to the Articles of Incorporation for the Series C Preferred Stock (4)
4.1	Warrant to Purchase Common Stock (5)
4.2	Form of Subordinated Note due 2021 (6)
4.3	Form of Amendment Agreement to Subordinated Note (7)
4.4	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (8)
4.5	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (9)
4.6	Form of Global Note representing the 5.75% Subordinated Notes due September 1,2024 (included in Exhibit 4.5)
10.1	1998 Stock Option Plan (10)
10.2	2006 Stock Plan (11)
10.3	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead (12)

10.4	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (13)
10.5	Amended and Restated Employment Agreement dated as of January 1, 2014, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul (14)
10.6	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (15)
10.7	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (16)
10.8	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead (17)
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (18)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul (19)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (20)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (21)
10.13	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Laurence E. Bensignor (22)
10.14	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Michael T. Flynn (23)
10.15	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Steven A. Reeder (24)
10.16	Vice Chairman Agreement dated as of June 1, 2014 between Eagle Bancorp, Inc., EagleBank and Robert Pincus (25)
10.17	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Laurence E. Bensignor (26)
10.18	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Michael T. Flynn (27)
10.19	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Steven A. Reeder (28)
10.20	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Robert Pincus (29)
10.22	Form of Supplemental Executive Retirement Plan Agreement (30)
10.23	Director Fee Agreement between Eagle Bancorp, Inc., Eagle Bank and David P. Summers (31)
10.24	2015 Senior Executive Incentive Plan (32)
10.25	Employment Agreement dated as of November 1, 2014 between EagleBank and Charles C. Brockett (33)
10.26	Side Letter to Employment Agreement dated as of November 1, 2014 between EagleBank and Charles C. Brockett (34)
10.27	Non-Compete Agreement dated as of November 1, 2014 between EagleBank and Charles C. Brockett (35)
10.28	Amended and Restated Employment Agreement dated as of December 15, 2014 between EagleBank and Lindsey S. Rheaume (36)
10.29	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (37)

11	Statement Regarding Computation of Per Share Income
See Note 7 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at March 31, 2015, December 31, 2014 and March 31, 2014
(ii) Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014
(iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2015 and 2014
(iv) Consolidated Statement of Changes in Shareholders’ Equity for three months ended March 31, 2015 and 2014
(v) Consolidated Statement of Cash Flows for three months ended March 31, 2015 and 2014
(vi) Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2011.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 27, 2012.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2014.
(5)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(7)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended September 30, 2013.
(8)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(9)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(11)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(14)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(17)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(18)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(19)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(20)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(21)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(22)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(23)	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(24)	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(25)	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(26)	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(27)	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(28)	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(29)	Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(30)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2014.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2015.

(33)	Exhibit 33 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(34)	Exhibit 34 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(35)	Exhibit 35 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(36)	Exhibit 36 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(37)	Exhibit 37 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 11, 2015	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: May 11, 2015	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company