Form 10-Q
period 2015-06-30
EAGLE BANCORP INC
filed 2015-08-10
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to_________

Commission File Number 0-25923

Eagle Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	52-2061461
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30 Old Georgetown Road, Third Floor, Bethesda, Maryland	20814
Address of principal executive offices)	(Zip Code)
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

As of July 27, 2015, the registrant had 33,396,316 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

	June 30, 2015	December 31, 2014	June 30, 2014
Assets
Cash and due from banks	$10,284	$9,097	$8,602
Federal funds sold	6,276	3,516	9,480
Interest bearing deposits with banks and other short-term investments	380,336	243,412	97,400
Investment securities available for sale, at fair value	423,709	382,343	378,990
Federal Reserve and Federal Home Loan Bank stock	16,828	22,560	10,626
Loans held for sale	132,683	44,317	35,411
Loans	4,550,897	4,312,399	3,279,429
Less allowance for credit losses	(48,921)	(46,075)	(43,552)
Loans, net	4,501,976	4,266,324	3,235,877
Premises and equipment, net	17,185	19,099	17,797
Deferred income taxes	34,164	32,511	25,586
Bank owned life insurance	57,889	56,594	40,361
Intangible assets, net	109,957	109,908	3,379
Other real estate owned	10,715	13,224	8,843
Other assets	51,801	44,975	42,092
Total Assets	$5,753,803	$5,247,880	$3,914,444

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,370,590	$1,175,799	$945,485
Interest bearing transaction	220,382	143,628	128,415
Savings and money market	2,439,337	2,302,600	1,899,430
Time, $100,000 or more	430,321	393,132	186,063
Other time	364,803	295,609	208,534
Total deposits	4,825,433	4,310,768	3,367,927
Customer repurchase agreements	53,394	61,120	60,646
Other short-term borrowings	-	100,000	-
Long-term borrowings	74,050	119,300	39,300
Other liabilities	35,865	35,933	19,750
Total Liabilities	4,988,742	4,627,121	3,487,623

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at June 30, 2015, December 31, 2014 and June 30, 2014; Series C, $1,000 per share liquidation preference, shares issued and outstanding 15,300 at June 30, 2015, and December 31, 2014, and -0- at June 30, 2014	71,900	71,900	56,600
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 33,394,563, 30,139,396 and 25,985,659 respectively	330	296	255
Warrant	946	946	946
Additional paid in capital	498,704	394,933	245,629
Retained earnings	190,035	150,037	121,553
Accumulated other comprehensive income	3,146	2,647	1,838
Total Shareholders' Equity	765,061	620,759	426,821
Total Liabilities and Shareholders' Equity	$5,753,803	$5,247,880	$3,914,444

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$117,057	$82,679	$59,878	$42,316
Interest and dividends on investment securities	4,444	4,656	2,305	2,323
Interest on balances with other banks and short-term investments	376	254	238	116
Interest on federal funds sold	11	7	2	4
Total interest income	121,888	87,596	62,423	44,759
Interest Expense
Interest on deposits	6,929	4,736	3,687	2,324
Interest on customer repurchase agreements	61	69	34	31
Interest on short-term borrowings	54	-	-	-
Interest on long-term borrowings	2,563	764	1,152	384
Total interest expense	9,607	5,569	4,873	2,739
Net Interest Income	112,281	82,027	57,550	42,020
Provision for Credit Losses	6,781	5,068	3,471	3,134
Net Interest Income After Provision For Credit Losses	105,500	76,959	54,079	38,886

Noninterest Income
Service charges on deposits	2,616	2,411	1,283	1,219
Gain on sale of loans	6,881	2,864	3,294	1,021
Gain on sale of investment securities	2,164	10	-	2
Loss on early extinguishment of debt	(1,130)	-	-	-
Increase in the cash surrender value of bank owned life insurance	796	624	406	310
Other income	2,710	2,365	1,250	1,259
Total noninterest income	14,037	8,274	6,233	3,811
Noninterest Expense
Salaries and employee benefits	30,389	26,623	14,683	13,015
Premises and equipment expenses	8,082	6,196	4,072	3,107
Marketing and advertising	1,420	877	735	415
Data processing	3,622	3,020	1,838	1,432
Legal, accounting and professional fees	1,852	1,773	870	799
FDIC insurance	1,554	1,107	783	563
Merger expenses	137	576	26	576
Other expenses	7,615	5,061	3,591	2,228
Total noninterest expense	54,671	45,233	26,598	22,135
Income Before Income Tax Expense	64,866	40,000	33,714	20,562
Income Tax Expense	24,510	14,557	12,776	7,618
Net Income	40,356	25,443	20,938	12,944
Preferred Stock Dividends	359	283	179	142
Net Income Available to Common Shareholders	$39,997	$25,160	$20,759	$12,802

Earnings Per Common Share
Basic	$1.24	$0.97	$0.62	$0.49
Diluted	$1.22	$0.95	$0.61	$0.48

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014

Net Income	$40,356	$25,443	$20,938	$12,944

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available for sale	(112)	5,163	(2,043)	2,341
Unrealized gain on derivatives	1,909	-	1,909	-
Reclassification adjustment for net gains included in net income	(1,298)	(6)	-	(1)
Net change other comprehensive income (loss)	499	5,157	(134)	2,340
Comprehensive Income	$40,855	$30,600	$20,804	$15,284

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

								Accumulated
	Preferred		Common			Additional Paid	Retained	Other Comprehensive	Total Shareholders'
	Shares	Stock	Shares	Stock	Warrant	in Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2015	71,900	$71,900	30,139,396	$296	$946	$394,933	$150,037	$2,647	$620,759
Net Income	-	-	-	-	-	-	40,356	-	40,356
Net change in other comprehensive income, net of tax	-	-	-	-	-	-	-	499	499
Stock-based compensation	-	-	-	-	-	2,407	-	-	2,407
Issuance of common stock related to options exercised	-	-	365,622	4	-	4,530	-	-	4,534
Tax benefit on non-qualified options exercised	-	-	-	-	-	1,867	-	-	1,867
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	-	-	(16,345)	2	-	(2)	-	-	-
Restricted stock awards granted	-	-	78,070	-	-	-	-	-	-
Shares issued in public offering, net of issuance costs of $5,302	-	-	2,816,900	28	-	94,605	-	-	94,633
Issuance of common stock related to employee stock purchase plan	-	-	10,920	-	-	368	-	-	368
Cash paid in lieu of fractional shares upon merger with Virginia Heritage	-	-	-	-	-	(4)	-	-	(4)
Preferred stock dividends	-	-	-	-	-	-	(358)	-	(358)
Balance June 30, 2015	71,900	$71,900	33,394,563	$330	$946	$498,704	$190,035	$3,146	$765,061

Balance January 1, 2014	56,600	$56,600	25,885,863	$253	$946	$242,990	$96,393	$(3,319)	$393,863
Net Income	-	-	-	-	-	-	25,443	-	25,443
Net change in other comprehensive income, net of tax	-	-	-	-	-	-	-	5,157	5,157
Stock-based compensation	-	-	-	-	-	1,915	-	-	1,915
Issuance of common stock related to options exercised	-	-	24,897	-	-	305	-	-	305
Tax benefit on non-qualified options exercised	-	-	-	-	-	123	-	-	123
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	-	-	(14,042)	2	-	(2)	-	-	-
Restricted stock awards granted	-	-	78,947	-	-	-	-	-	-
Issuance of common stock related to employee stock purchase plan	-	-	9,994	-	-	298	-	-	298
Preferred stock dividends	-	-	-	-	-	-	(283)	-	(283)
Balance June 30, 2014	56,600	$56,600	25,985,659	$255	$946	$245,629	$121,553	$1,838	$426,821

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net Income	$40,356	$25,443
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	6,781	5,068
Depreciation and amortization	6,005	2,292
Gains on sale of loans	(6,881)	(2,864)
Securities premium amortization (discount accretion), net	1,346	1,721
Origination of loans held for sale	(553,838)	(221,231)
Proceeds from sale of loans held for sale	472,353	230,714
Net increase in cash surrender value of BOLI	(796)	(624)
(Increase) decrease in deferred income taxes	(1,653)	3,363
Decrease in fair value of other real estate owned	750	505
Net loss on sale of other real estate owned	165	100
Net gain on sale of investment securities	(2,164)	(10)
Loss on early extinguishment of debt	1,130	-
Stock-based compensation expense	2,407	1,915
Excess tax benefits from stock-based compensation	(1,867)	(123)
Increase in other assets	(6,826)	(11,380)
Decrease in other liabilities	(68)	(12,705)
Net cash (used in) provided by operating activities	(42,800)	22,184
Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks and short-term investments	436	43
Purchases of available for sale investment securities	(132,871)	(26,852)
Proceeds from maturities of available for sale securities	27,121	11,956
Proceeds from sale/call of available for sale securities	65,701	17,485
Purchases of Federal Reserve and Federal Home Loan Bank stock	(2,368)	(53)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	8,100	699
Net increase in loans	(243,933)	(336,985)
Proceeds from sale of other real estate owned	986	108
Purchases of BOLI	(499)	-
Purchases of annuities	(992)	-
Bank premises and equipment acquired	(739)	(3,194)
Net cash used in investing activities	(279,058)	(336,793)
Cash Flows From Financing Activities:
Increase in deposits	514,665	142,513
Decrease in customer repurchase agreements	(7,726)	(19,825)
Issuance of common stock	94,633	-
Decrease in short-term borrowings	(100,000)	-
Decrease in long-term borrowings	(45,250)	-
Payment of dividends on preferred stock	(358)	(283)
Proceeds from exercise of stock options	4,534	305
Excess tax benefits from stock-based compensation	1,867	123
Payment in lieu of fractional shares	(4)	-
Proceeds from employee stock purchase plan	368	298
Net cash provided by financing activities	462,729	123,131
Net Increase (Decrease) In Cash and Cash Equivalents	140,871	(191,478)
Cash and Cash Equivalents at Beginning of Period	256,025	306,960
Cash and Cash Equivalents at End of Period	$396,896	$115,482
Supplemental Cash Flows Information:
Interest paid	$9,913	$5,770
Income taxes paid	$27,950	$20,200
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$1,500	$330
Transfers from other real estate owned to loans	$2,192	$-

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the six and three months ended June 30, 2015 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Montgomery County, Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. As of June 30, 2015, the Bank offers its products and services through twenty-two banking offices, four lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects; these transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

Loans Held for Sale

The Company regularly engages in sales of residential mortgage loans and the guaranteed portion of SBA loans originated by the Bank. Loans held for sale are carried at the lower of aggregate cost or fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the consolidated statements of operations.

At June 30, 2015, the Company also classified as held for sale $83.4 million of indirect consumer loans acquired in the Merger. Fair value in the case of the indirect consumer loan portfolio was computed at the contract price and terms.

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of June 30, 2015, December 31, 2014 and June 30, 2014. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Intangible assets in the consolidated balance sheets. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in Other income in the consolidated statement of operations.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both “best efforts” and “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Company is not generally exposed to losses on loans sold utilizing best efforts. Nor will it realize gains related to interest rate lock commitments due to changes in interest rates. The market values of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because interest rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between interest rate lock commitments and best efforts contracts, no gain or loss should occur on the interest rate lock commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. The interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, carried on the Consolidated Balance Sheet within Other Assets or Other Liabilities with changes in fair value recorded in other income within the Consolidated Statement of Income. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions. The gross gains on loan sale are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

In circumstances where the Company does not deliver the whole loan to an investor, but rather elects to retain the loan in its portfolio, the loan is transferred from held for sale to loans at fair value at date of transfer.

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

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Certain additional interest is included as a component of noninterest income.  ECV had six higher risk lending transactions outstanding as of June 30, 2015, as compared to four higher risk lending transactions outstanding as of December 31, 2014, amounting to $11.8 million and $6.2 million, respectively.

Allowance for Credit Losses

The allowance for credit losses represents an amount which, in management’s judgment, is adequate to absorb probable losses on loans and other extensions of credit that may become uncollectible. The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level of allowance. Among the factors considered in evaluating the adequacy of the allowance for credit losses are lending risks associated with growth and entry into new markets, loss allocations for specific credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions, portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management’s judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Allowances for impaired loans are generally determined based on collateral values. Loans or any portion thereof deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The allowance for credit losses consists of allocated and unallocated components.

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

Other Real Estate Owned (OREO)

Assets acquired through loan foreclosure are held for sale and are recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. The new basis is supported by appraisals that are no more than twelve months old. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through noninterest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in market conditions or appraised values.

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

Interest Rate Swap Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. With the exception of forward commitment contracts discussed above under Loans Held for Sale, the Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate deposits.

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”),or (3) an instrument with no hedging designation (“stand-alone derivative”). The Company has no fair value hedges or stand-alone derivatives, only cash flow hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (a Consolidated Balance Sheet component of Shareholders Equity) and is reclassified into earnings in the same period(s) during which the hedged transaction affects earnings (i.e. the period when cash flows are exchanged between counterparties). For both fair value and cash flow hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income or expense. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at June 30, 2015, December 31, 2014, or June 30, 2014.

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

Stock-Based Compensation

In accordance with ASC Topic 718, “Compensation,” the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value of option and restricted stock awards computed at the date of grant. Compensation expense on variable stock option grants (i.e. performance based grant) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 9 for a description of stock-based compensation awards, activity and expense.

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

Note 2. Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2015, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as significant excess reserves. Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held, which interest on excess reserves was increased under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act passed in July 2010.

Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with six domestic correspondent banks as compensation for services they provide to the Bank.

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross		Gross	Estimated
June 30, 2015	Amortized	Unrealized		Unrealized	Fair
(dollars in thousands)	Cost	Gains		Losses	Value
U. S. Government agency securities	$59,360	$637	#	$294	$59,703
Residential mortgage backed securities	256,196	1,517		2,050	255,663
Municipal bonds	90,593	2,872		627	92,838
Corporate bonds	15,100	-		59	15,041
Other equity investments	396	68		-	464
	$421,645	$5,094		$3,030	$423,709

		Gross		Gross	Estimated
December 31, 2014	Amortized	Unrealized		Unrealized	Fair
(dollars in thousands)	Cost	Gains		Losses	Value
U. S. Government agency securities	$29,434	$500	#	$40	$29,894
Residential mortgage backed securities	241,120	1,716		2,516	240,320
Municipal bonds	106,983	4,850		121	111,712
Other equity investments	396	21		-	417
	$377,933	$7,087		$2,677	$382,343

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
June 30, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$25,511	$294	$-	$-	$25,511	$294
Residential mortgage backed securities	59,378	425	70,155	1,625	129,533	2,050
Municipal bonds	31,814	627	-	-	31,814	627
Corporate bonds	11,307	59	-	-	11,307	59
	$128,010	$1,405	$70,155	$1,625	$198,165	$3,030

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
December 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$2,001	$7	$1,750	$33	$3,751	$40
Residential mortgage backed securities	49,644	221	86,028	2,295	135,672	2,516
Municipal bonds	4,974	14	10,915	107	15,889	121
	$56,619	$242	$98,693	$2,435	$155,312	$2,677

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.9 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2015 represent an other-than-temporary impairment for the reasons noted. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity. In addition, at June 30, 2015, the Company held $16.8 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes, and which are not marketable.

The amortized cost and estimated fair value of investments available-for-sale by contractual maturity are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. Government agency securities maturing:
One year or less	$30,957	$30,813	$2,998	$3,051
After one year through five years	21,905	22,266	19,947	20,276
Five years through ten years	6,498	6,624	6,489	6,567
Residential mortgage backed securities	256,196	255,663	241,120	240,320
Municipal bonds maturing:
One year or less	1,530	1,534	2,410	2,438
After one year through five years	39,733	41,838	47,038	49,607
Five years through ten years	44,028	44,081	54,983	56,927
After ten years	5,302	5,385	2,552	2,740
Corporate bonds
After one year through five years	15,100	15,041	-	-
Other equity investments	396	464	396	417
	$421,645	$423,709	$377,933	$382,343

In 2015, gross realized gains on sales of investments securities were $2.5 million and gross realized losses on sales of investment securities were $294 thousand. In 2014, gross realized gains on sales of investment securities were $116 thousand and gross realized losses on sales of investment securities were $106 thousand.

Process from sales and calls of investment securities in 2015 were $65.7 million, and in 2014 were $17.5 million.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2015 was $368.5 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities, which exceeded ten percent of shareholders’ equity.

Note 4. Mortgage Banking Derivative

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

At June 30, 2015 the Bank had derivative financial instruments with a notional value of $48.6 million related to its forward contracts. The net fair value of these derivative instruments at June 30, 2015 was $165 thousand, which is included in other assets and $15 thousand included in other liabilities. At June 30, 2014 the Bank had derivative financial instruments with a notional value of $25.3 million related to its forward contracts. The net fair value of these derivative instruments at June 30, 2014 was $223 thousand included in other assets and $159 thousand included in other liabilities.

Included in other noninterest income for the three and six months ended June 30, 2015 was a net loss of $101 thousand and $71 thousand, relating to derivative instruments. The amount included in other noninterest income for the three and six months ended June 30, 2015 pertaining to its hedging activities was a gain of $147 thousand and $318 thousand. For the three and six months ended June 30, 2014 was a net gain of $241 thousand, relating to derivative instruments. The amount included in other noninterest income for the three and six months ended June 30, 2014 pertaining to its hedging activities was a net realized loss of $159 thousand.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at June 30, 2015, December 31, 2014, and June 30, 2014 are summarized by type as follows:

	June 30, 2015		December 31, 2014		June 30, 2014
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$960,506	21%	$916,226	21%	$726,611	22%
Income producing - commercial real estate	1,863,583	41%	1,703,172	40%	1,302,479	40%
Owner occupied - commercial real estate	497,834	11%	461,581	11%	330,073	10%
Real estate mortgage - residential	149,842	3%	148,018	3%	123,587	4%
Construction - commercial and residential	901,617	20%	793,432	18%	642,264	20%
Construction - C&I (owner occupied)	54,134	1%	58,032	1%	38,368	1%
Home equity	118,544	3%	122,536	3%	108,931	3%
Other consumer	4,837	-	109,402	3%	7,116	-
Total loans	4,550,897	100%	4,312,399	100%	3,279,429	100%
Less: Allowance for Credit Losses	(48,921)		(46,075)		(43,552)
Net loans	$4,501,976		$4,266,324		$3,235,877

Unamortized net deferred fees amounted to $16.1 million, $15.6 million, and $14.5 million at June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

As of June 30, 2015 and December 31, 2014, the Bank serviced $31.4 million and $67.9 million, respectively, of SBA loans which are not reflected as loan balances on the consolidated balance sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. The combination of owner occupied commercial real estate and owner occupied commercial real estate construction represents 12% of the loan portfolio. At June 30, 2015, the combination of commercial real estate and real estate construction loans represents approximately 73% of the loan portfolio. When owner occupied commercial real estate and owner occupied commercial construction loans are excluded, the percentage of commercial real estate and construction loans to total loans decreases to 61%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank’s policy requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.00. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at June 30, 2015 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 1% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 3% of the loan portfolio at June 30, 2015 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $955.8 million at June 30, 2015. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 41% of the outstanding ADC loan portfolio at June 30, 2015. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income	Owner		Construction
		Producing Commercial	Occupied Commercial	Real Estate Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Three months ended June 30, 2015
Allowance for credit losses:
Balance at beginning of period	$13,777	$11,652	$3,127	$1,055	$16,383	$1,509	$276	$47,779
Loans charged-off	(2,307)	(79)	-	-	-	-	(16)	(2,402)
Recoveries of loans previously charged-off	24	18	1	1	9	2	18	73
Net loans charged-off	(2,283)	(61)	1	1	9	2	2	(2,329)
Provision for credit losses	1,417	820	(15)	26	1,241	(15)	(3)	3,471
Ending balance	$12,911	$12,411	$3,113	$1,082	$17,633	$1,496	$275	$48,921
Six months ended June 30, 2015
Allowance for credit losses:
Balance at beginning of period	$13,222	$11,442	$2,954	$1,259	$15,625	$1,469	$104	$46,075
Loans charged-off	(3,305)	(397)	-	-	-	(419)	(87)	(4,208)
Recoveries of loans previously charged-off	75	18	2	3	104	4	67	273
Net loans charged-off	(3,230)	(379)	2	3	104	(415)	(20)	(3,935)
Provision for credit losses	2,919	1,348	157	(180)	1,904	442	191	6,781
Ending balance	$12,911	$12,411	$3,113	$1,082	$17,633	$1,496	$275	$48,921
For the period ended June 30, 2015
Allowance for credit losses:
Individually evaluated for impairment	$4,066	$491	$386	$-	$803	$293	$-	$6,039
Collectively evaluated for impairment	8,845	11,920	2,727	1,082	16,830	1,203	275	42,882
Ending balance	$12,911	$12,411	$3,113	$1,082	$17,633	$1,496	$275	$48,921

Three months ended June 30, 2014
Allowance for credit losses:
Balance at beginning of period	$11,420	$10,590	$3,195	$754	$14,179	$1,507	$373	$42,018
Loans charged-off	(1,378)	-	-	(28)	(225)	-	(59)	(1,690)
Recoveries of loans previously charged-off	72	4	7	-	6	1	-	90
Net loans charged-off	(1,306)	4	7	(28)	(219)	1	(59)	(1,600)
Provision for credit losses	1,299	151	71	232	1,527	(177)	31	3,134
Ending balance	$11,413	$10,745	$3,273	$958	$15,487	$1,331	$345	$43,552
Six months ended June 30, 2014
Allowance for credit losses:
Balance at beginning of period	$9,780	$10,359	$3,899	$944	$13,934	$1,871	$134	$40,921
Loans charged-off	(1,651)	-	(35)	(90)	(806)	(149)	(84)	(2,815)
Recoveries of loans previously charged-off	283	4	7	-	71	6	7	378
Net loans charged-off	(1,368)	4	(28)	(90)	(735)	(143)	(77)	(2,437)
Provision for credit losses	3,001	382	(598)	104	2,288	(397)	288	5,068
Ending balance	$11,413	$10,745	$3,273	$958	$15,487	$1,331	$345	$43,552
For the Period Ended June 30, 2014
Allowance for credit losses:
Individually evaluated for impairment	$3,501	$732	$1,102	$-	$1,605	$208	$-	$7,148
Collectively evaluated for impairment	7,912	10,013	2,171	958	13,882	1,123	345	36,404
Ending balance	$11,413	$10,745	$3,273	$958	$15,487	$1,331	$345	$43,552

The Company’s recorded investments in loans as of June 30, 2015, December 31, 2014 and June 30, 2014 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Income Producing	Owner occupied	Real Estate	Construction Commercial
		Commercial	Commercial	Mortgage	and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

June 30, 2015
Recorded investment in loans:
Individually evaluated for impairment	$17,966	$2,371	$1,827	$-	$17,891	$887	$18	$40,960
Collectively evaluated for impairment	942,540	1,861,212	496,007	149,842	937,860	117,657	4,819	4,509,937
Ending balance	$960,506	$1,863,583	$497,834	$149,842	$955,751	$118,544	$4,837	$4,550,897

December 31, 2014
Recorded investment in loans:
Individually evaluated for impairment	$17,612	$5,109	$6,891	$-	$14,241	$1,398	$59	$45,310
Collectively evaluated for impairment	898,614	1,698,063	454,690	148,018	837,223	121,138	109,343	4,267,089
Ending balance	$916,226	$1,703,172	$461,581	$148,018	$851,464	$122,536	$109,402	$4,312,399

June 30, 2014
Recorded investment in loans:
Individually evaluated for impairment	$17,405	$2,913	$3,230	$-	$12,882	$561	$-	$36,991
Collectively evaluated for impairment	709,206	1,299,566	326,843	123,587	667,750	108,370	7,116	3,242,438
Ending balance	$726,611	$1,302,479	$330,073	$123,587	$680,632	$108,931	$7,116	$3,279,429

At June 30, 2015, the nonperforming loans acquired have a carrying value of $1.9 million and an unpaid principal balance of $3.0 million, respectively, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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

The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of June 30, 2015, December 31, 2014 and June 30, 2014.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans

June 30, 2015
Commercial	$920,429	$22,111	$17,966	$-	$960,506
Income producing - commercial real estate	1,837,021	24,191	2,371	-	1,863,583
Owner occupied - commercial real estate	487,922	8,085	1,827	-	497,834
Real estate mortgage – residential	149,101	741	-	-	149,842
Construction - commercial and residential	937,069	791	17,891	-	955,751
Home equity	115,945	1,712	887	-	118,544
Other consumer	4,819	-	18	-	4,837
Total	$4,452,306	$57,631	$40,960	$-	$4,550,897

December 31, 2014
Commercial	$875,102	$23,512	$17,612	$-	$916,226
Income producing - commercial real estate	1,679,101	18,962	5,109	-	1,703,172
Owner occupied - commercial real estate	445,013	9,677	6,891	-	461,581
Real estate mortgage – residential	147,262	756	-	-	148,018
Construction - commercial and residential	827,503	9,720	14,241	-	851,464
Home equity	119,420	1,718	1,398	-	122,536
Other consumer	109,343	-	59	-	109,402
Total	$4,202,744	$64,345	$45,310	$-	$4,312,399

June 30, 2014
Commercial	$695,191	$14,015	$17,405	$-	$726,611
Investment - commercial real estate	1,286,730	12,836	2,913	-	1,302,479
Owner occupied - commercial real estate	313,523	13,320	3,230	-	330,073
Real estate mortgage – residential	122,681	906	-	-	123,587
Construction - commercial and residential	654,631	13,119	12,882	-	680,632
Home equity	106,468	1,902	561	-	108,931
Other consumer	7,116	-	-	-	7,116
Total	$3,186,340	$56,098	$36,991	$-	$3,279,429

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

The following table presents by class of loan, information related to nonaccrual loans as of the periods ended June 30, 2015, December 31, 2014 and June 30, 2014.

(dollars in thousands)	June 30, 2015	December 31, 2014	June 30, 2014

Commercial	$9,684	$12,975	$8,671
Income producing - commercial real estate	2,062	2,645	2,676
Owner occupied - commercial real estate	1,297	1,324	3,230
Real estate mortgage - residential	338	346	650
Construction - commercial and residential	585	3,697	6,877
Home equity	887	1,398	403
Other consumer	18	58	-
Total nonaccrual loans (1)(2)	$14,871	$22,443	$22,507

(1)

Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $13.7 million at June 30, 2015, $13.5 million at December 31, 2014 and $7.9 million at June 30, 2014.

(2)

Gross interest income of $504 thousand would have been recorded in 2015 if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans was $9 thousand. See Note 1 to the consolidated financial statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents by class, an aging analysis and the recorded investments in loans past due as of June 30, 2015 and December 31, 2014.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans

June 30, 2015
Commercial	$2,056	$983	$9,684	$12,723	$947,783	$960,506
Income producing - commercial real estate	1,669	6,231	2,062	9,962	1,853,621	1,863,583
Owner occupied - commercial real estate	531	-	1,297	1,828	496,006	497,834
Real estate mortgage – residential	1,625	-	338	1,963	147,879	149,842
Construction - commercial and residential	6,805	-	585	7,390	948,361	955,751
Home equity	-	641	887	1,528	117,016	118,544
Other consumer	113	55	18	186	4,651	4,837
Total	$12,799	$7,910	$14,871	$35,580	$4,515,317	$4,550,897

December 31, 2014
Commercial	$1,505	$4,032	$12,975	$18,512	$897,714	$916,226
Income producing - commercial real estate	1,825	5,376	2,645	9,846	1,693,326	1,703,172
Owner occupied - commercial real estate	1,089	214	1,324	2,627	458,954	461,581
Real estate mortgage – residential	-	-	346	346	147,672	148,018
Construction - commercial and residential	-	-	3,697	3,697	847,767	851,464
Home equity	-	1,365	1,398	2,763	119,773	122,536
Other consumer	284	81	58	423	108,979	109,402
Total	$4,703	$11,068	$22,443	$38,214	$4,274,185	$4,312,399

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

The following table presents, by class of loan, information related to impaired loans for the periods ended June 30, 2015, December 31, 2014 and June 30, 2014.

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average Recorded Investment		Interest Income Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

June 30, 2015
Commercial	$12,948	$1,558	$8,397	$9,955	$4,066	$10,606	$11,396	$9	$9
Income producing - commercial real estate	10,545	8,712	1,140	9,852	491	9,914	10,107	36	71
Owner occupied - commercial real estate	1,831	1,002	829	1,831	386	1,849	1,862	-	-
Real estate mortgage – residential	338	338	-	338	-	340	342	-	-
Construction - commercial and residential	5,641	-	5,641	5,641	803	7,156	7,699	99	198
Home equity	887	117	770	887	293	888	1,058	-	-
Other consumer	18	18	-	18	-	14	29	1	1
Total	$32,208	$11,745	$16,777	$28,522	$6,039	$30,767	$32,493	$145	$279

December 31, 2014
Commercial	$14,075	$1,603	$11,372	$12,975	$5,334	$14,203	$13,681	$20	$251
Income producing - commercial real estate	10,869	8,952	1,542	10,494	751	8,202	7,021	196	203
Owner occupied - commercial real estate	1,889	1,038	851	1,889	577	2,696	3,986	-	6
Real estate mortgage – residential	346	346	-	346	-	348	529	-	-
Construction - commercial and residential	8,785	8,176	609	8,785	927	10,113	10,967	436	1,147
Home equity	1,398	339	1,059	1,398	430	993	747	32	36
Other consumer	58	-	58	58	45	29	30	7	7
Total	$37,420	$20,454	$15,491	$35,945	$8,064	$36,584	$36,961	$691	$1,650

June 30, 2014
Commercial	$9,771	$348	$8,323	$8,671	$3,501	$8,873	$11,032	$3	$3
Investment - commercial real estate	6,416	1,512	4,529	6,041	732	5,841	5,861	43	78
Owner occupied - commercial	3,230	99	3,131	3,230	1,102	5,277	5,335	-	-
Real estate mortgage – residential	650	650	-	650	-	711	769	-	-
Construction - commercial and residential	12,516	4,347	7,071	11,418	1,605	11,822	12,192	49	552
Home equity	403	125	278	403	208	501	541	-	-
Other consumer	-	-	-	-	-	30	43	-	-
Total	$32,986	$7,081	$23,332	$30,413	$7,148	$33,055	$35,773	$95	$633

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

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company during the periods ended June 30, 2015 and December 31, 2014.

		TDRs Performing	TDRs Not Performing
(dollars in thousands)	Number of Contracts	to Modified Terms	to Modified Terms	Total TDRs

June 30, 2015
Commercial	2	$272	$219	$491
Income producing - commercial real estate	3	7,790	-	7,790
Owner occupied - commercial real estate	1	534	-	534
Construction - commercial and residential	1	5,056	-	5,056
Total	7	$13,652	$219	$13,871

December 31, 2014
Commercial	1	$-	$227	$227
Income producing - commercial real estate	3	7,849	-	7,849
Owner occupied - commercial real estate	1	565	-	565
Construction - commercial and residential	1	5,088	-	5,088
Total	6	$13,502	$227	$13,729

There were no TDR defaults during the six months ended June 30, 2015 and 2014. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. At June 30, 2015 there were seven TDRs, as compared to six TDRs at December 31, 2014. There was one loan modified in a TDR during the three months ended June 30, 2015. For the three and six months ended June 30, 2014, there were no loans modified in a TDR.

Note 6. Interest Rate Swap Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from counterparty in exchange for the Company making fixed payments. As of June 30, 2015, the Company had three forward starting interest rate swap transactions outstanding that had a notional amount of $250 million associated with the Company’s variable rate deposits.

 For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the period ended June 30, 2015.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 10 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments) and as such existing hedges are deemed forward starting swaps and no net settlements of cash flows is occurring.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the quarter ended June 30, 2015, the Company did not have any reclassifications to interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $623 thousand will be reclassified as an increase in interest expense.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of ASC Topic 815, "Derivatives and Hedging." In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits.

The table below identifies the balance sheet category and fair values of the Company’s derivative instruments designed as cash flow hedges as of June 30, 2015. There were no derivative instruments as of December 31, 2014 or June 30, 2014.

	Swap	Notional		Balance Sheet
June 30, 2015	Number	Amount	Fair Value	Category	Receive Rate	Pay Rate	Maturity

(dollars in thousands)
Interest rate swap	(1)	$75,000	$521	Other Assets	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	1,302	Other Assets	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	1,358	Other Assets	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the period ended June 30, 2015. Since all transactions are forward starting swaps all amounts are balance sheet related (OCI) and no amounts were recorded in the income statement.

		Six Months Ended June 30, 2015
		Effective Portion			Ineffective Portion
			Reclassified from AOCI		Recognized in Income
		Amount of	into income		on Derivatives
	Swap	Pre-tax gain (loss)		Amount of		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Category	Gain (Loss)
(dollars in thousands)
Interest rate swap	(1)	$521		$-		$-
Interest rate swap	(2)	1,302		-		-
Interest rate swap	(3)	1,358		-		-

Note 7. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and six months ended June 30, 2015 and 2014 is presented in the table below. For the three and six months ended June 30, 2015, proceeds on sales of OREO were $833 thousand and $986 thousand, respectively. The net losses on sales were $148 thousand and $165 thousand for the three and six months ended June 30, 2015.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Balance beginning of period	$12,338	$8,809	$13,224	$9,225
Real estate acquired from borrowers	1,500	85	1,500	330
Valuation allowance	-	(51)	(750)	(505)
Properties sold	(3,123)	-	(3,259)	(207)
Balance end of period	$10,715	$8,843	$10,715	$8,843

Note 8. Net Income per Common Share

The calculation of net income per common share for the six months ended June 30, 2015 and 2014 was as follows.

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars and shares in thousands, except per share data)	2015	2014	2015	2014
Basic:
Net income available to common shareholders	$39,997	$25,160	$20,759	$12,802
Average common shares outstanding	32,231	25,955	33,367	25,982
Basic net income per common share	$1.24	$0.97	$0.62	$0.49

Diluted:
Net income available to common shareholders	$39,997	$25,160	$20,759	$12,802
Average common shares outstanding	32,231	25,955	33,367	25,982
Adjustment for common share equivalents	664	645	631	647
Average common shares outstanding-diluted	32,895	26,600	33,998	26,629
Diluted net income per common share	$1.22	$0.95	$0.61	$0.48

Anti-dilutive shares	13	21	13	21

Note 9. Stock-Based Compensation

The Company maintains the 1998 Stock Option Plan (“1998 Plan”), the 2006 Stock Plan (“2006 Plan”) and the 2011 Employee Stock Purchase Plan (“2011 ESPP”).

In connection with the acquisition of Fidelity & Trust Financial Corporation (“Fidelity”), the Company assumed the Fidelity 2004 Long Term Incentive Plan and the 2005 Long Term Incentive Plan (the “Fidelity Plans”).

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

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares on the date of grant. For awards that are performance-based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance-based awards are outstanding at June 30, 2015.

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

Below is a summary of changes in shares pursuant to our equity compensation plans for the six months ended June 30, 2015 and 2014. The information excludes restricted stock units and awards.

	Six Months Ended June 30,
	2015		2014
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning balance	759,683	$11.36	503,834	$10.41
Issued	-	-	21,000	32.77
Exercised	(369,952)	12.70	(24,897)	12.25
Forfeited	(1,650)	15.48	(110)	5.76
Expired	(8,007)	16.90	(408)	9.37
Ending balance	380,074	$9.92	499,419	$11.26

The following summarizes information about stock options outstanding at June 30, 2015. The information excludes restricted stock units and awards.

Outstanding:	Stock Options	Weighted-Average	Weighted-Average Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life
$5.76 $9.21	223,329	$5.76	3.53
$9.22 $15.47	110,305	12.38	2.46
$15.48 $22.66	22,706	19.07	7.99
$22.67 $32.36	23,734	28.82	5.96
	380,074	$9.92	3.64

Exercisable:	Stock Options	Weighted-Average
Range of Exercise Prices	Exercisable	Exercise Price
$5.76 $9.21	166,419	$5.76
$9.22 $15.47	103,305	12.48
$15.48 $22.66	19,076	19.28
$22.67 $32.36	11,334	26.27
	300,134	$9.71

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2014 and 2013. There were no grants of stock options for the six months ended June 30, 2015.

	Six Months Ended	Years Ended December 31,
	June 30, 2015	2014	2013
Expected volatility	N/A	34.25%	34.12%
Weighted-Average volatility	N/A	34.25%	34.12%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	N/A	9.4	7.5
Risk-free rate	N/A	2.26%	1.31%
Weighted-average fair value (grant date)	N/A	$13.49	$7.83

The expected lives are based on the “simplified” method allowed by ASC Topic 718 “Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $10.3 million at June 30, 2015. The total intrinsic value of stock options exercised during the six months ended June 30, 2015 and 2014 was $8.2 million and $538 thousand, respectively. The total fair value of stock options vested was $82 thousand and $125 thousand for the six months ended June 30, 2015 and 2014, respectively. Unrecognized stock-based compensation expense related to stock options totaled $291 thousand at June 30, 2015. At such date, the weighted-average period over which this unrecognized stock option expense is expected to be recognized was 3.30 years.

The Company has unvested restricted stock award grants of 392,267 shares under the 2006 Plan at June 30, 2015. Unrecognized stock based compensation expense related to restricted stock awards totaled $8.1 million at June 30, 2015. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.88 years. The following table summarizes the unvested restricted stock awards at June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015		2014
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Unvested at beginning	509,336	$21.58	614,580	$18.71
Issued	78,070	36.06	78,947	33.24
Forfeited	(1,209)	28.67	(832)	23.59
Vested	(193,930)	20.66	(184,921)	17.54
Unvested at end	392,267	$24.89	507,774	$21.39

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At June 30, 2015, the 2011 ESPP had 442,379 shares remaining for issuance.

Included in salaries and employee benefits the Company recognized $2.4 million and $1.9 million in stock-based compensation expense for the six months ended June 30, 2015 and 2014, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 10.  Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended June 30, 2015
Net unrealized loss on securities available-for-sale	$(3,405)	$(1,362)	$(2,043)
Net unrealized gain on derivatives	3,181	1,272	1,909
Less: Reclassification adjustment for net gains included in net income	-	-	-
Other Comprehensive Loss	$(224)	$(90)	$(134)

Three Months Ended June 30, 2014
Net unrealized gain on securities available-for-sale	$3,900	$1,559	$2,341
Less: Reclassification adjustment for net gains included in net income	(2)	(1)	(1)
Other Comprehensive Income	$3,898	$1,558	$2,340

Six Months Ended June 30, 2015
Net unrealized loss on securities available-for-sale	$(187)	$(75)	$(112)
Net unrealized gain on derivatives	3,181	1,272	1,909
Less: Reclassification adjustment for net gains included in net income	(2,164)	(866)	(1,298)
Other Comprehensive Income	$830	$331	$499

Six Months Ended June 30, 2014
Net unrealized gain on securities available-for-sale	$8,605	$3,442	$5,163
Less: Reclassification adjustment for net gains included in net income	(10)	(4)	(6)
Other Comprehensive Income	$8,595	$3,438	$5,157

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2015 and 2014.

		Accumulated Other
(dollars in thousands)	Securities Available For Sale	Comprehensive (Loss) Income

Three Months Ended June 30, 2015
Balance at Beginning of Period	$3,280	$3,280
Other comprehensive income before reclassifications	(134)	(134)
Amounts reclassified from accumulated other comprehensive income	-	-
Net other comprehensive income during period	(134)	(134)
Balance at End of Period	$3,146	$3,146

Three Months Ended June 30, 2014
Balance at Beginning of Period	$(502)	$(502)
Other comprehensive income before reclassifications	2,341	2,341
Amounts reclassified from accumulated other comprehensive income	(1)	(1)
Net other comprehensive (loss) during period	2,340	2,340
Balance at End of Period	$1,838	$1,838

Six Months Ended June 30, 2015
Balance at Beginning of Period	$2,647	$2,647
Other comprehensive income before reclassifications	1,797	1,797
Amounts reclassified from accumulated other comprehensive income	(1,298)	(1,298)
Net other comprehensive income during period	499	499
Balance at End of Period	$3,146	$3,146

Six Months Ended June 30, 2014
Balance at Beginning of Period	$(3,319)	$(3,319)
Other comprehensive income before reclassifications	5,163	5,163
Amounts reclassified from accumulated other comprehensive income	(6)	(6)
Net other comprehensive (loss) during period	5,157	5,157
Balance at End of Period	$1,838	$1,838

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014.

	Amount Reclassified from		Affected Line Item in
Details about Accumulated Other	Accumulated Other		the Statement Where
Comprehensive Income Components (dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three Months Ended June 30,
	2015	2014
Realized gain on sale of investment securities	$-	$2	Gain on sale of investment securities
	-	(1)	Tax Expense
Total Reclassifications for the Period	$-	$1	Net of Tax

	Amount Reclassified from		Affected Line Item in
Details about Accumulated Other	Accumulated Other		the Statement Where
Comprehensive Income Components (dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Six Months Ended June 30,
	2015	2014
Realized gain on sale of investment securities	$2,164	$10	Gain on sale of investment securities
	(866)	(4)	Tax Expense
Total Reclassifications for the Period	$1,298	$6	Net of Tax

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

Assets and Liabilities Recorded as Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
June 30, 2015
Investment securities available for sale:
U. S. Government agency securities	$-	$59,703	$-	$59,703
Residential mortgage backed securities	-	255,663	-	255,663
Municipal bonds	-	92,838	-	92,838
Corporate bonds	-	15,041	-	15,041
Other equity investments	245	-	219	464
Loans held for sale	-	132,683	-	132,683
Mortgage banking derivatives	-	-	165	165
Interest rate swap derivatives	-	3,181	-	3,181
Total assets measured at fair value on a recurring basis as of June 30, 2015	$245	$559,109	$384	$559,738

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2014
Investment securities available for sale:
U. S. Government agency securities	$-	$29,894	$-	$29,894
Residential mortgage backed securities	-	240,320	-	240,320
Municipal bonds	-	111,712	-	111,712
Other equity investments	198	-	219	417
Loans held for sale	-	44,317	-	44,317
Mortgage banking derivatives	-	-	146	146
Total assets measured at fair value on a recurring basis as of December 31, 2014	$198	$426,243	$365	$426,806

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

Loans held for sale: Loans held for sale are carried at the fair value. Fair value is derived from secondary market quotations for similar instruments or in the case of the indirect consumer loan portfolio at June 30, 2015 the contract price and terms. Gains and losses on sales of these loans are recorded as a component of noninterest income in the consolidated statements of operations. As such, the Company classifies loans subjected to fair value adjustments as Level 2 valuation.

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Other Equity	Derivative
(dollars in thousands)	Investments	Assets/(Liabilities)	Total
Assets:
Beginning balance at December 31, 2014	$219	$146	$365
Realized gain (loss) included in earnings - net derivatives	-	19	19
Principal redemption	-	-	-
Ending balance at June 30, 2015	$219	$165	$384

Liabilities:
Beginning balance at December 31, 2014	$-	$(250)	$(250)
Realized gain (loss) included in earnings - net derivatives	-	235	235
Principal redemption	-	-	-
Ending balance at June 30, 2015	$-	$(15)	$(15)

	Other Equity	Derivative
(dollars in thousands)	Investments	Assets/(Liabilities)	Total
Assets:
Beginning balance at December 31, 2013	$219	$-	$219
Realized gain (loss) included in earnings - net derivatives	-	146	146
Ending balance at December 31, 2014	$219	$146	$365

Liabilities:
Beginning balance at December 31, 2013	$-	$-	$-
Realized gain (loss) included in earnings - net derivatives	-	(250)	(250)
Ending balance at December 31, 2014	$-	$(250)	$(250)

Securities classified as Level 3 include securities in less liquid markets, the carrying amount approximate the fair value. The securities consist of equity investments in the form of common stock of two local banking companies which are not publicly traded.

The Corporation relies on a third-party pricing service to value its derivative financial assets and liabilities. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, which includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Corporation also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Corporation would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing available.

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
June 30, 2015
Impaired loans:
Commercial	$-	$1,675	$4,214	$5,889
Income producing - commercial real estate	-	1,263	8,098	9,361
Owner occupied - commercial real estate	-	725	720	1,445
Real estate mortgage - residential	-	-	338	338
Construction - commercial and residential	-	35	4,803	4,838
Home equity	-	-	594	594
Other consumer	-	-	18	18
Other real estate owned	-	10,715	-	10,715
Total assets measured at fair value on a nonrecurring basis as of June 30, 2015	$-	$14,413	$18,785	$33,198

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2014
Impaired loans:
Commercial	$-	$781	$7,171	$7,952
Income producing - commercial real estate	-	703	1,199	1,902
Owner occupied - commercial real estate	-	-	824	824
Real estate mortgage - residential	-	-	346	346
Construction - commercial and residential	-	-	3,297	3,297
Home equity	-	5	963	968
Other consumer	-	-	13	13
Other real estate owned	-	9,184	4,040	13,224
Total assets measured at fair value on a nonrecurring basis as of December 31, 2014	$-	$10,673	$17,853	$28,526

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2015, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Loans held for sale: Fair values for residential mortgage loans held for sale are at the carrying value (lower of cost or market) since such loans are typically committed to be sold (servicing released) at a profit. Fair value for indirect consumer loans is the contract price less expected losses.

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

Mortgage banking derivatives: These derivative instruments are used to hedge residential mortgage loans held for sale that utilize mandatory delivery and the related interest rate lock commitments and include forward commitments to sell those loans. The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for interest rate lock commitments.

Interest rate swap derivatives: These derivative instruments consist of forward starting interest rate swap agreements, which are accounted for as cash flow hedges. The Company's derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings at established credit threshold levels. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.

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

Customer repurchase agreements: The carrying amount approximate the fair values at the reporting date.

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

The estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Assets
Cash and due from banks	$10,284	$10,284	$-	$10,284	$-
Federal funds sold	6,276	6,276	-	6,276	-
Interest bearing deposits with other banks	380,336	380,336	-	380,336	-
Investment securities	423,709	423,709	245	423,245	219

Federal Reserve and Federal Home Loan Bank stock	16,828	16,828	-	16,828	-
Loans held for sale	132,683	132,683	-	132,683	-
Loans	4,550,897	4,557,057	-	3,698	4,553,359
Bank owned life insurance	57,889	57,889	-	57,889	-
Annuity investment	12,146	12,146	-	12,146	-
Mortgage banking derivatives	165	165	-	-	165
Interst rate swap derivatives	3,181	3,181	-	3,181	-

Liabilities
Noninterest bearing deposits	1,370,590	1,370,590	-	1,370,590	-
Interest bearing deposits	2,659,719	3,454,590	-	3,454,590	-
Certificates of deposit	795,124	794,871	-	794,871	-
Customer repurchase agreements	53,394	53,394	-	53,394	-
Borrowings	127,444	127,476	-	127,476	-
Mortgage banking derivatives	15	15	-	-	15

December 31, 2014
Assets
Cash and due from banks	$9,097	$9,097	$-	$9,097	$-
Federal funds sold	3,516	3,516	-	3,516	-
Interest bearing deposits with other banks	243,412	243,412	-	243,412	-
Investment securities	382,343	382,343	198	381,926	219

Federal Reserve and Federal Home Loan Bank stock	22,560	22,560	-	22,560	-
Loans held for sale	44,317	44,669	-	44,669	-
Loans	4,312,399	4,314,618	-	1,489	4,313,129
Bank owned life insurance	56,594	56,594	-	56,594	-
Annuity investment	11,277	11,277	-	11,277	-
Mortgage banking derivatives	146	146	-	-	146

Liabilities
Noninterest bearing deposits	1,175,799	1,175,799	-	1,175,799	-
Interest bearing deposits	2,446,228	3,134,295	-	3,134,295	-
Certificates of deposit	688,741	688,067	-	688,067	-
Customer repurchase agreements	61,120	61,120	-	61,120	-
Borrowings	280,420	281,958	-	281,958	-
Mortgage banking derivatives	250	250	-	-	250

Note 12.  Supplemental Executive Retirement Plan

The Bank has entered into Supplemental Executive Retirement and Death Benefit Agreements (the “SERP Agreements”) with certain of the Bank’s executive officers, which upon the executive’s retirement, will provide for a stated monthly payment for such executive’s lifetime, subject to certain death benefits described below. The retirement benefit is computed as a percentage of each executive’s projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreements provide that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement, (b) death, disability and change-in-control shall result in immediate vesting, and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreements further provide for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive’s beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The cash surrender value of the annuity contracts was $12.1 million at June 30, 2015 and is included in other assets on the consolidated balance sheet. For the three and six months ended June 30, 2015, the Company recorded benefit expense accruals of $255 thousand and $509 thousand for this post retirement benefit.

Upon death of an executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively fund payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

Note 13.  Subsequent Event

In June, the Company entered into a contract to sell substantially all of the indirect consumer loan portfolio acquired in the Merger, which had a carrying value of approximately $83.4 million at June 30, 2015. Loans held for sale on the Consolidated Balance Sheet at June 30, 2015, included the indirect consumer loans. The sale of this non-strategic loan class will allow the Company to deploy the funds into commercial and commercial real estate loans, its core competency, improve its yield on earning assets and reduce operating expenses. The estimated loss of approximately $900 thousand has been included as an adjustment to the intangibles established in the Merger transaction. The transaction closed on July 24, 2015.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating seventeen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. As of June 30, 2015 the Bank has a total of twenty-two branch offices, including ten in Northern Virginia, seven in Montgomery County, Maryland, and five in Washington, D.C.

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

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, are amortized over their estimated useful lives and subject to periodic impairment testing. Intangible assets (other than goodwill) are amortized to expense using accelerated or straight-line methods over their respective estimated useful lives.

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

RESULTS OF OPERATIONS

Earnings Summary

For the six months ended June 30, 2015, the Company’s net income was $40.4 million, a 59% increase (55% on an operating basis) over the $25.4 million ($26.0 million on an operating basis) for the six months ended June 30, 2014. Net income available to common shareholders was $40.0 million ($1.24 per basic common share and $1.22 per diluted common share), as compared to $25.2 million ($25.7 million on an operating basis), $0.97 per basic common share and $0.95 per diluted common share ($0.99 per basic common share and $0.97 per diluted common share on an operating basis) for the same six month period in 2014, a 28% increase per basic and diluted share (25% per basic common share and 26% per diluted common share on an operating basis).

For the three months ended June 30, 2015, the Company’s net income was $20.9 million, a 62% increase over the $12.9 million net income ($13.5 million on an operating basis) for the three months ended June 30, 2014. Net income available to common shareholders for the three months ended June 30, 2015 increased 62% to $20.8 million as compared to $12.8 million ($13.4 million on an operating basis) for the same period in 2014. Net income per basic and diluted common share for the three months ended June 30, 2015 was $0.62 and $0.61, respectively as compared to $0.49 per basic common share and $0.48 per diluted common share ($0.51 per basic common share and $0.50 per diluted common share on an operating basis) for the same period in 2014, a 27% increase per basic and diluted share (22% increase per basic common share and diluted common share on an operating basis).

Operating earnings for the three and six months ended June 30, 2014, exclude merger related expenses of $576 thousand ($0.02 per basic and diluted shares) related to the merger (the “Merger”) with Virginia Heritage Bank (“Virginia Heritage”). Where it is appropriate, parenthetical references refer to operating earnings. Reconciliations of GAAP earnings to operating earnings are contained under the section “Use of Non-GAAP Financial Measures”.

As of October 31, 2014, the Company completed the Merger, which added approximately $800 million in loans, $645 million in deposits and 35 full time salaried employees.

The increase in net income for the six months ended June 30, 2015 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 40% over the same period in 2014. Net interest income growth in the first six months of 2015 as compared to the same period in 2014 of 37% and was due to average earning asset growth of 40%.

For the six months ended June 30, 2015, the Company reported an annualized return on average assets (“ROAA”) of 1.50% as compared to 1.35% (1.38% on an operating basis) for the six months ended June 30, 2014. The annualized return on common equity (“ROACE”) for the six months ended June 30, 2015 was 12.67%, as compared to 14.23% (14.56% on an operating basis) for the six months ended June 30, 2014, the lower ROACE due to the higher average capital position.

The increase in net income for the three months ended June 30, 2015 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 39% over the same period in 2014. Net interest income growth for the three months ended June 30, 2015 as compared to the same period in 2014 of 37% and was due to average earning asset growth of 42%.

For the three months ended June 30, 2015, the Company reported an annualized ROAA of 1.51% as compared to 1.35% (1.41% on an operating basis) for the three months ended June 30, 2014. The annualized ROACE for the three months ended June 30, 2015 was 12.18%, as compared to 14.09% (14.72% on an operating basis) for the three months ended June 30, 2014, the lower ROACE due to the higher average capital position.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, decreased 10 basis points from 4.47% for the six months ended June 30, 2014 to 4.37% for the six months ended June 30, 2015. For the first six months in 2015, the Company has been able to maintain its loan portfolio yields relatively close to 2014 levels (5.28% versus 5.41%) due to disciplined loan pricing practices, while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. Average earning assets yields were lower by 3 basis points (4.74% versus 4.77%) in the first six months of 2015 as compared to the same period in 2014. This decrease in average earning asset yields compares to an increase of 11 basis points (from 0.45% to 0.56%) in the cost of interest bearing liabilities. A higher mix of average loans as a percentage of total earning assets (from 83% to 86%) during the six months ended June 30, 2015, as compared to the same period in 2014, was the primary contributor to maintaining a high average earning assets yield in the first six months of 2015. The net interest margin was positively impacted by 9 basis points in the six months ended June 30, 2015 as a result of $2.3 million in amortization of the credit mark adjustment from the Merger.

The net interest spread decreased by 14 basis points for the first six months in 2015 (4.18% versus 4.32%) as compared to 2014, as the Company has managed its cost of funds aggressively and been extremely disciplined in setting new loan rates. The benefit of noninterest sources funding earning assets increased by 4 basis points from 15 basis points to 19 basis points for the six months ended June 30, 2015 versus the same period in 2014. The combination of a 14 basis point decrease in the net interest spread and a 4 basis point increase in the value of noninterest sources resulted in the 10 basis point decrease in the net interest margin for the first six months of 2015 as compared to the same period in 2014.

The net interest margin as a percentage of earning assets decreased 15 basis points from 4.48% for the three months ended June 30, 2014 to 4.33% for the three months ended June 30, 2015. For the three months ended June 30, 2015, the Company has been able to maintain its loan portfolio yields relatively close to 2014 levels (5.29% versus 5.37%) due to disciplined loan pricing practices, while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. Average earning assets yields were lower by 7 basis points (4.70% versus 4.77%) for the quarter ended June 30, 2015 as compared to the same period in 2014. This decrease in average earning asset yields compares to an increase of 12 basis points (from 0.44% to 0.56%) in the cost of interest bearing liabilities. The net interest margin was positively impacted by 8 basis points in the three months ended June 30, 2015 as a result of $1.0 million in amortization of the credit mark adjustment from the Merger.

The net interest spread decreased by 19 basis points for the three months ended June 30, 2015 (4.14% versus 4.33%) as compared to 2014, as the Company has managed its cost of funds aggressively and been extremely disciplined in setting new loan rates. The benefit of noninterest sources funding earning assets increased by 4 basis points from 15 basis points to 19 basis points for the three months ended June 30, 2015 versus the same period in 2014. The combination of a 19 basis point decrease in the net interest spread and a 4 basis point increase in the value of noninterest sources resulted in the 15 basis point decrease in the net interest margin for the three months ended June 30, 2015 as compared to the same period in 2014.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have remained relatively low. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 89% of the Company’s total revenue for the six months ended June 30, 2015.

In June, the Company entered into a contract to sell substantially all of the indirect consumer loan portfolio acquired in the Merger, amounting to approximately $83.4 million at June 30, 2015. As such, this balance of $83.4 million is included in loans held for sale at June 30, 2015. The sale of this non-strategic loan class will allow the Company to deploy the funds into commercial and commercial real estate loans, its core competency, improve its yield on earning assets and reduce operating expenses. The estimated loss has been included as an adjustment to the intangibles established in the Merger transaction. The transaction closed on July 24, 2015.

For the first six months of 2015, total loans grew 6% over December 31, 2014, and were 39% higher at June 30, 2015 as compared to June 30, 2014. When adjusted for the classification of the indirect consumer loan portfolio to loans held for sale as discussed above, loans grew 8% over December 31, 2014 and were 41% higher at June 30, 2015 as compared to June 30, 2014. For the six months of 2015, total deposits increased 12% over December 31, 2014, and were 43% higher at June 30, 2015 than at June 30, 2014. Growth in loans and deposits over the last twelve months was in part due to the Merger with Virginia Heritage. Excluding balances acquired in the Merger, organic loan and deposit growth over the last twelve months was 17% for loans and 24% for deposits.

In order to fund growth in average loans of 45% over the six months ended June 30, 2015 as compared to the same period in 2014, as well as sustain significant liquidity, the Company has relied on both core deposit growth and brokered or wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts primarily as a result of effectively building new and enhanced client relationships. Growth in average time deposits has derived primarily from significant time deposits acquired in the Merger, a CD special offer in the second quarter of 2015 which raised $50 million and increases in brokered deposit sources, which are both readily available and cost effective. Average total deposits grew by 37% for the six months of 2015 as compared to the same period in 2014.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 83% of average earning assets in the first six months of 2014 to 86% of average earning assets in the first six months of 2015. For the first six months of 2015, as compared to the same period in 2014, average loans, excluding loans held for sale, increased $1.4 billion, a 45% increase. The increase in average loans in the first six months of 2015 as compared to the first six months of 2014 is primarily attributable to growth in both construction – commercial and residential, and investment commercial real estate loans. The mix of average investment securities for the six month periods ended June 30, 2015 and 2014 amounted to 7% and 11% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 8% of average earning assets in the first six months of 2015 as compared to 6% for the same period in 2014, as average liquidity was significantly higher in the six months ended June 30, 2015 as compared to the same period in 2014.

As noted above, increases in average deposits in the first six months of 2015, as compared to the first six months of 2014, is attributable to both growth in money market accounts as well as noninterest bearing deposits accounts growth and to growth in time deposits, as described above. Growth in average borrowed funds was due to both greater use of short-term FHLB advances and to a $70 million subordinated debenture raise in August 2015, which qualifies as Tier 2 capital. This subordinated debt is included in Long-term borrowings.

The provision for credit losses was $6.8 million for the six months ended June 30, 2015 as compared to $5.1 million for the six months ended June 30, 2014. The higher provisioning in the first six months of 2015, as compared to the first six months of 2014, is due to higher net charge-offs. Net charge-offs of $3.9 million in the first six months of 2015 represented an annualized 0.18% of average loans, excluding loans held for sale, as compared to $2.4 million or an annualized 0.16% of average loans, excluding loans held for sale, in the first six months of 2014. Net charge-offs in the first six months of 2015 were attributable primarily to commercial and industrial loans ($3.2 million), home equity and other consumer ($435 thousand), and income producing-commercial real estate loans ($379 thousand), offset by a recovery in land development and construction loans ($104 thousand).

The provision for credit losses was $3.5 million for the three months ended June 30, 2015 as compared to $3.1 million for the three months ended June 30, 2014. The higher provisioning in the second quarter of 2015, as compared to the second quarter of 2014, is due to higher net charge-offs. Net charge-offs of $2.3 million in the second quarter of 2015 represented an annualized 0.21% of average loans, excluding loans held for sale, as compared to $1.6 million or an annualized 0.20% of average loans, excluding loans held for sale, in the second quarter of 2014. Net charge-offs in the second quarter of 2015 were attributable primarily to commercial and industrial loans.

At June 30, 2015 the allowance for credit losses represented 1.07% of loans outstanding, as compared to 1.07% at December 31, 2014, and 1.33% at June 30, 2014. The decrease in the allowance for credit losses as a percentage of total loans at June 30, 2015, as compared to June 30, 2014, from 1.33% to 1.07%, is due to loans acquired in the Merger with Virginia Heritage being accounted for at fair value in accordance with GAAP. The allowance for credit losses represented 329% of nonperforming loans at June 30, 2015, as compared to 194% at June 30, 2014 and 205% at December 31, 2014.

Total noninterest income for the six months ended June 30, 2015 increased to $14.0 million from $8.3 million for the six months ended June 30, 2014, a 70% increase. This increase was primarily due to an increase of $4.1 million in gains on the sale of residential mortgage loans due to higher origination and sales volumes and to gains realized on the sale of investment securities of $2.2 million. Residential mortgage loans closed were $549 million for the first six months of 2015 versus $226 million for the first six months of 2014. Investment gains were realized to take advantage of market conditions in February 2015. Net investment gains were $2.2 million for the six months ended June 30, 2015 compared to $10 thousand for the same period in 2014. A $1.1 million loss on the early extinguishment of debt was recorded in March of 2015 due to the early payoff of FHLB advances. This decision was made in light of deposit growth in the quarter and expected benefits to the cost of funds going forward. Excluding investment securities gains and the loss on early extinguishment of debt, total noninterest income was $13.0 million for the six months ended June 30, 2015, as compared to $8.3 million for the same period in 2014, a 57% increase.

Total noninterest income for the three months ended June 30, 2015 increased to $6.2 million from $3.8 million for the three months ended June 30, 2014, a 64% increase. This increase was primarily due to an increase of $2.1 million in gains on the sale of residential mortgage loans due to higher origination and sales volumes. Residential mortgage loans closed were $264 million for the second quarter in 2015 versus $131 million for the second quarter of 2014.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 43.28% for the six months ended June 30, 2015, as compared to 50.09% (49.45% on an operating basis) for the same period in 2014. Total noninterest expenses totaled $54.7 million for the six months ended June 30, 2015, as compared to $45.2 million ($44.7 million on an operating basis) for the six months ended June 30, 2014, a 21% increase (22% on an operating basis). Cost increases for salaries and benefits were $3.8 million, due primarily to increased staff from the Merger, merit increases, employee benefit expense increases and incentive compensation. Premises and equipment expenses were $1.9 million higher, due to costs of additional branches and office space acquired in the Merger and to increases in leasing costs. Marketing and advertising expense increased by $543 thousand primarily due to costs associated with digital and print advertising and sponsorships. Data processing expense increased $602 thousand primarily due to increased accounts and transaction volume primarily arising out of the Merger and to higher network expenses. Higher FDIC expenses were due to higher deposit levels. Merger related expenses were $137 thousand for the first six months of 2015. Other expenses increased $2.6 million primarily due to costs and valuations associated with other real estate owned, franchise tax and core deposit intangible amortization.

Total noninterest expenses totaled $26.6 million for the three months ended June 30, 2015, as compared to $22.1 million ($21.6 million on an operating basis) for the three months ended June 30, 2014, a 20% increase (23% increase on an operating basis). Cost increases for salaries and benefits were $1.6 million, due primarily to increased staff from the Merger, merit increases, employee benefit expense increases and higher incentive compensation. Premises and equipment expenses were $965 thousand higher, due to costs of additional branches and office space acquired in the Merger and to increases in leasing costs. Marketing and advertising expense increased by $320 thousand primarily due to costs associated with digital and print advertising. Data processing expense increased $406 thousand primarily due to increased accounts and transaction volume primarily arising out of the Merger and to higher network expenses. Higher FDIC expenses were due to higher deposit levels. Other expenses increased $1.3 million due to costs and valuations associated with other real estate owned, franchise tax and core deposit intangible amortization. The efficiency ratio improved to 41.70% for the second quarter of 2015, as compared to 48.30% (47.04% on an operating basis) for the second quarter of 2014.

The ratio of common equity to total assets increased from 9.46% at June 30, 2014 to 12.05% at June 30, 2015, due to the public offering of common stock completed during the first quarter of 2015 and to the issuance of common stock to consummate the Merger with Virginia Heritage. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first six months of 2015, net interest income increased 37% over the same period for 2014. Average loans increased $1.4 billion and average deposits increased by $1.2 billion. The net interest margin was 4.37% for the six months of 2015, as compared to 4.47% for the six months of 2014. The Company believes its net interest margin remains favorable compared to peer banking companies.

The tables below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three and six months ended June 30, 2015 and 2014. Included in the tables are a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$394,057	$238	0.24%	$187,950	$116	0.25%
Loans held for sale (1)	52,580	483	3.67%	22,848	233	4.08%
Loans (1) (2)	4,499,871	59,395	5.29%	3,141,976	42,083	5.37%
Investment securities available for sale (2)	383,169	2,305	2.41%	398,330	2,323	2.34%
Federal funds sold	2,720	2	0.29%	9,616	4	0.17%
Total interest earning assets	5,332,397	62,423	4.70%	3,760,720	44,759	4.77%

Total noninterest earning assets	277,883			134,960
Less: allowance for credit losses	48,060			42,239
Total noninterest earning assets	229,823			92,721
TOTAL ASSETS	$5,562,220			$3,853,441

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$179,389	$60	0.13%	$116,358	$38	0.13%
Savings and money market	2,407,858	2,102	0.35%	1,901,501	1,515	0.32%
Time deposits	797,258	1,525	0.77%	398,317	771	0.78%
Total interest bearing deposits	3,384,505	3,687	0.44%	2,416,176	2,324	0.39%
Customer repurchase agreements	53,953	34	0.25%	58,805	31	0.21%
Long-term borrowings	74,780	1,152	6.09%	39,300	384	3.87%
Total interest bearing liabilities	3,513,238	4,873	0.56%	2,514,281	2,739	0.44%

Noninterest bearing liabilities:
Noninterest bearing demand	1,270,729			912,204
Other liabilities	22,712			5,927
Total noninterest bearing liabilities	1,293,441			918,131

Shareholders’ equity	755,541			421,029
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,562,220			$3,853,441

Net interest income		$57,550			$42,020
Net interest spread			4.14%			4.33%
Net interest margin			4.33%			4.48%
Cost of funds			0.37%			0.29%

(1) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $2.9 millioor both the three months ended June 30, 2015 and 2014.

(2) Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$317,112	$376	0.24%	$208,994	$254	0.24%
Loans held for sale (1)	49,670	914	3.68%	24,710	499	4.04%
Loans (1) (2)	4,438,401	116,143	5.28%	3,063,149	82,180	5.41%
Investment securities available for sale (2)	372,814	4,444	2.40%	399,705	4,656	2.35%
Federal funds sold	8,724	11	0.25%	8,528	7	0.17%
Total interest earning assets	5,186,721	121,888	4.74%	3,705,086	87,596	4.77%

Total noninterest earning assets	278,513			134,766
Less: allowance for credit losses	47,579			41,946
Total noninterest earning assets	230,934			92,820
TOTAL ASSETS	$5,417,655			$3,797,906

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$165,737	$110	0.13%	$115,178	$101	0.18%
Savings and money market	2,342,286	3,975	0.34%	1,870,078	3,007	0.32%
Time deposits	768,668	2,844	0.75%	413,870	1,628	0.79%
Total interest bearing deposits	3,276,691	6,929	0.43%	2,399,126	4,736	0.40%
Customer repurchase agreements	54,091	61	0.23%	60,814	69	0.23%
Other short-term borrowings	41,464	54	-	-	-	-
Long-term borrowings	93,823	2,563	5.43%	39,300	764	3.87%
Total interest bearing liabilities	3,466,069	9,607	0.56%	2,499,240	5,569	0.45%

Noninterest bearing liabilities:
Noninterest bearing demand	1,217,024			875,089
Other liabilities	25,850			10,458
Total noninterest bearing liabilities	1,242,874			885,547

Shareholders’ equity	708,712			413,119
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,417,655			$3,797,906

Net interest income		$112,281			$82,027
Net interest spread			4.18%			4.32%
Net interest margin			4.37%			4.47%
Cost of funds			0.37%			0.30%

(1) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $5.6 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively.

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

During the first six months of 2015, the allowance for credit losses increased $2.8 million, reflecting $6.8 million in provision for credit losses and $3.9 million in net charge-offs during the period. The provision for credit losses was $6.8 million for the six months ended June 30, 2015 as compared to $5.1 million for the six months ended June 30, 2014. At June 30, 2015, the allowance for credit losses represented 1.07% of loans outstanding, compared to 1.07% at December 31, 2014 and 1.33% at June 30, 2014. The higher provisioning in the first six months of 2015, as compared to the first six months of 2014, is due to higher net charge-offs. Net charge-offs of $3.9 million represented an annualized 0.18% of average loans, excluding loans held for sale, in the first six months of 2015, as compared to $2.4 million or an annualized 0.16% of average loans, excluding loans held for sale, for the same period of 2014.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2015	2014
Balance at beginning of year	$46,075	$40,921
Charge-offs:
Commercial	3,305	1,651
Income producing - commercial real estate	397	-
Owner occupied - commercial real estate	-	35
Real estate mortgage - residential	-	90
Construction - commercial and residential	-	806
Construction - C&I (owner occupied)	-	-
Home equity	419	149
Other consumer	87	84
Total charge-offs	4,208	2,815

Recoveries:
Commercial	75	283
Income producing - commercial real estate	18	4
Owner occupied - commercial real estate	2	7
Real estate mortgage - residential	3	-
Construction - commercial and residential	104	71
Construction - C&I (owner occupied)	-	-
Home equity	4	6
Other consumer	67	7
Total recoveries	273	378
Net charge-offs	3,935	2,437
Additions charged to operations	6,781	5,068
Balance at end of period	$48,921	$43,552

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.18%	0.16%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	June 30, 2015		December 31, 2014		June 30, 2014
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$12,911	21%	$13,222	21%	$11,413	22%
Income producing - commercial real estate	12,411	41%	11,442	40%	10,745	40%
Owner occupied - commercial real estate	3,113	11%	2,954	11%	3,273	10%
Real estate mortgage - residential	1,082	3%	1,259	3%	958	4%
Construction - commercial and residential	16,634	20%	14,982	18%	14,614	20%
Construction - C&I (owner occupied)	999	1%	643	1%	873	1%
Home equity	1,496	3%	1,469	3%	1,331	3%
Other consumer	275	-	104	3%	345	-
Total allowance	$48,921	100%	$46,075	100%	$43,552	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings (“TDRs”) and other real estate owned, totaled $25.6 million at June 30, 2015 representing 0.44% of total assets, as compared to $35.7 million of nonperforming assets, or 0.68% of total assets, at December 31, 2014 and $31.4 million of nonperforming assets, or 0.80% of total assets, at June 30, 2014. The Company had no accruing loans 90 days or more past due at June 30, 2015, December 31, 2014 or June 30, 2014. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.07% of total loans at June 30, 2015, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had seven TDR’s at June 30, 2015 totaling approximately $13.9 million. Five of these loans, totaling approximately $13.7 million, have demonstrated a period of at least six months of performance under the modified terms, and as a result are not disclosed in the table below. During the six months of 2015 and 2014, there were no defaults on restructured loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There were no nonperforming TDRs reclassified to nonperforming loans as of June 30, 2015 and 2014. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There was one loan modified in a TDR during the three and six months ended June 30, 2015. No loans were modified in a TDR during the three and six months ended June 30, 2014.

Total nonperforming loans amounted to $14.9 million at June 30, 2015 (0.33% of total loans), compared to $22.4 million at December 31, 2014 (0.52% of total loans) and $22.5 million at June 30, 2014 (0.69% of total loans). The decrease in the ratio of nonperforming loans to total loans at June 30, 2015 as compared to June 30, 2014 was due to a decline in the level of nonperforming loans and portfolio delinquencies, and to loan growth.

Included in nonperforming assets at June 30, 2015 was $10.7 million of OREO, consisting of nine foreclosed properties. The Company had ten foreclosed properties with a net carrying value of $13.2 million at December 31, 2014 and eight foreclosed properties with a net carrying value of $8.8 million at June 30, 2014. OREO properties are carried at fair value or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first six months of 2015, two foreclosed properties with a net carrying value of $3.3 million were sold for a net loss of $165 thousand. The decrease in OREO at June 30, 2015, is due to the sale of two OREO properties and a $750 thousand write down of one OREO property.

The following table shows the amounts of nonperforming assets at the dates indicated.

	June 30,		December 31,
(dollars in thousands)	2015	2014	2014
Nonaccrual Loans:
Commercial	$9,684	$8,671	$12,975
Income producing - commercial real estate	2,062	2,676	2,645
Owner occupied - commercial real estate	1,297	3,230	1,324
Real estate mortgage - residential	338	650	346
Construction - commercial and residential	585	6,877	3,697
Construction - C&I (owner occupied)	-	-	-
Home equity	887	403	1,398
Other consumer	18	-	58
Accrual loans-past due 90 days	-	-	-
Total nonperforming loans (1)	14,871	22,507	22,443
Other real estate owned	10,715	8,843	13,224
Total nonperforming assets	$25,586	$31,350	$35,667

Coverage ratio, allowance for credit losses to total nonperforming loans	328.98%	193.50%	205.30%
Ratio of nonperforming loans to total loans	0.33%	0.69%	0.52%
Ratio of nonperforming assets to total assets	0.44%	0.80%	0.68%

(1) Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There were no loans that migrated from performing troubled debt restructuring during the six months ended June 30, 2015 and 2014.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At June 30, 2015, there were $26.4 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $26.4 million in potential problem loans at June 30, 2015 compared to $23.9 million at December 31, 2014, and $15.1 million at June 30, 2014.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, loss on extinguishment of debt, income from BOLI and other income.

Total noninterest income for the six months ended June 30, 2015 increased to $14.0 million from $8.3 million for the six months ended June 30, 2014, a 70% increase. This increase was primarily due to an increase of $4.0 million in gains on the sale of loans and to gains realized on the sale of investment securities of $2.2 million. Excluding investment securities gains and the loss on early extinguishment of debt, total noninterest income was $13.0 million for the six months ended June 30, 2015, as compared to $8.3 million for the same period in 2014, a 57% increase.

Total noninterest income for the three months ended June 30, 2015 increased to $6.2 million from $3.8 million for the three months ended June 30, 2014, a 64% increase. This increase was primarily due to an increase of $2.3 million in gains on the sale of loans.

For the six months ended June 30, 2015, service charges on deposit accounts increased by $205 thousand to $2.6 million from $2.4 million in the same period in 2014, an increase of 9%. For the three months ended June 30, 2015, service charges on deposit accounts increased $64 thousand, an increase of 5% from the same three month period in 2014. The increase for the six and three month periods was primarily related to growth in the number of accounts.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of these mortgage loans yielded gains of $6.3 million for the six months ended June 30, 2015 compared to $2.2 million in the same period in 2015, as refinancing activity increased beginning in the first quarter of 2015. For the three months ended June 30, 2015 and 2014 gains on the sales of residential mortgages were $3.0 million and $939 thousand, respectively. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the six months ended June 30, 2015. The reserve amounted to $169 thousand at June 30, 2015 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its current practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $587 thousand and $247 thousand for the six and three months ended June 30, 2015 compared to $631 thousand and $83 thousand for the same six and three month periods in 2014. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

A $1.1 million loss on the early extinguishment of debt was recorded in March of 2015 due to the early payoff of FHLB advances. This decision was made in light of deposit growth in the quarter and expected benefits to the cost of funds going forward.

Other income totaled $2.7 million for the six months ended June 30, 2015 as compared to $2.4 million for the same period in 2014, an increase of 15%. ATM fees increased from $563 thousand for the six months ended June 30, 2014 to $644 thousand for the same period in 2015, a 14% increase. SBA servicing fees increased from $134 thousand for the six months ended June 30, 2014 to $157 thousand for the same period in 2015, a 17% increase. Noninterest loan fees increased from $1.3 million for the six months ended June 30, 2014 to $1.6 million for the same period in 2015, a 17% increase. Other noninterest fee income was $336 thousand for the six months ended June 30, 2015 compared to $327 thousand for the same period in 2014, a 3% increase.

Other income totaled $1.3 million for the three months ended June 30, 2015 as compared to $1.3 million for the same period in 2014. ATM fees increased from $303 thousand for the three months ended June 30, 2014 to $350 thousand for the same period in 2015, a 15% increase. Noninterest loan fees increased from $736 thousand for the three months ended June 30, 2014 to $891 thousand for the same period in 2015, a 21% increase. Other noninterest fee income decreased $223 thousand for the three months ended June 30, 2015 from $154 thousand for the same period in 2014, a 145% decrease.

Noninterest Expense

Total noninterest expenses totaled $54.7 million for the six months ended June 30, 2015, as compared to $45.2 million ($44.7 million on an operating basis) for the six months ended June 30, 2014, a 21% increase (22% on an operating basis). Total noninterest expenses totaled $26.6 million for the three months ended June 30, 2015, as compared to $22.1 million ($21.6 million on an operating basis) for the three months ended June 30, 2014, a 20% increase (23% increase on an operating basis).

Salaries and employee benefits were $30.4 million for the six months ended June 30, 2015, as compared to $26.6 million for 2014, a 14% increase. Salaries and employee benefits were $14.7 million for the three months ended June 30, 2015, as compared to $13.0 million for the three months ended June 30, 2014, a 13% increase. Cost increases for salaries and benefits for both the six and three month periods were due primarily to increased staff from the Merger, merit increases, employee benefit expense increases and incentive compensation. At June 30, 2015, the Company’s full time equivalent staff numbered 447, as compared to 427 at December 31, 2014 and 391 at June 30, 2014.

Premises and equipment expenses amounted to $8.1 million for the six months ended June 30, 2015 as compared to $6.2 million for the same period in 2014, a 30% increase. Premises and equipment expenses amounted to $4.1 million for the three months ended June 30, 2015 as compared to $3.1 million for the same period in 2014, a 31% increase. For both the six and three month periods premises and equipment expenses were higher due to costs of additional branches and office space acquired in the Merger and to increases in leasing costs. Additionally, for the six and three months ended June 30, 2015, the Company recognized $132 thousand and $30 thousand of sublease revenue as compared to $58 thousand and $34 thousand for the same periods in 2014. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses increased from $877 thousand for the six months ended June 30, 2014 to $1.4 million for the same period in 2015, a 62% increase. Marketing and advertising expenses increased from $415 thousand for the three months ended June 30, 2014 to $735 thousand for the same period in 2015, a 77% increase.  The primary reason for the increase in both the six and three month periods were due to costs associated with digital and print advertising and sponsorships.

Data processing expenses increased from $3.0 million for the six months ended June 30, 2014 to $3.6 million in the same period in 2015, a 20% increase. Data processing expenses increased from $1.4 million for the three months ended June 30, 2014 to $1.8 million in the same period in 2015, a 28% increase. The increase in expenses for both the six and three month periods were primarily due to increased accounts and transaction volume primarily arising out of the Merger and to higher network expenses.

Legal, accounting and professional fees increased from $1.8 million for the six months ended June 30, 2014 to $1.9 million in the same period in 2015, a 5% increase. Legal, accounting and professional fees increased from $799 thousand for the three months ended June 30, 2014 to $870 thousand in the same period in 2015, a 9% increase. The increase in expenses for both the six and three month periods were primarily due to an increase in collection costs related to problem loans.

FDIC insurance premiums were $1.6 million for the six months ended June 30, 2015, as compared to $1.1 million in 2014, a 40% increase. FDIC insurance premiums were $783 thousand for the three months ended June 30, 2015, as compared to $563 thousand in 2014, a 39% increase. The increase for the both the six and three month periods were due to higher deposit levels and average asset growth (resulting in part from the Merger) which is a principal factor in the calculation of the amount of insurance premiums.

For the six months ended June 30, 2015, other expenses amounted to $7.6 million as compared to $5.1 million for the same period in 2014, an increase of 51%. For the three months ended June 30, 2015, other expenses amounted to $3.6 million as compared to $2.2 million for the same period in 2014, an increase of 61%. The major components of cost in this category include core deposit intangible amortization, franchise taxes, director fees and expenses for the operations of OREO property, as well as valuation adjustment on OREO property. The increase for the both the six and three month periods was primarily due to costs and valuations associated with OREO, franchise tax and core deposit intangible amortization.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, improved to 43.28% for the first six months of 2015 as compared to 50.09% (49.45% on an operating basis) for the same period in 2014. As a percentage of average assets, total noninterest expense (annualized) improved to 2.02% for the first six months of 2015 as compared to 2.38% (2.35% on an operating basis) for the same period in 2014. For the second quarter of 2015 the efficiency ratio improved to 41.70% as compared to 48.30% (47.04% on an operating basis) for the second quarter of 2014. As a percentage of average assets, total noninterest expense (annualized) improved to 1.91% for the second quarter of 2015 as compared to 2.30% (2.24% on an operating basis) for the same period in 2014. Cost control remains a significant operating objective of the Company.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 37.8% for the six months ended June 30, 2015 as compared to 36.4% for the same period in 2014. For the second quarter of 2015 the effective tax rate was 37.9% compared to 37.0% for the same period in 2014. The higher effective tax rate for the six and three months ended June 30, 2015 relates to relatively lower levels of tax exempt income.

FINANCIAL CONDITION

Summary

Total assets at June 30, 2015 were $5.75 billion, a 47% increase as compared to $3.91 billion at June 30, 2014, and a 10% increase as compared to $5.25 billion at December 31, 2014. Total loans (excluding loans held for sale) were $4.55 billion at June 30, 2015, a 39% increase as compared to $3.28 billion at June 30, 2014, and a 6% increase as compared to $4.31 billion at December 31, 2014. When adjusting for the classification of the indirect consumer loan portfolio to loans held for sale at June 30, 2015, loans grew 41% and 8% as compared to June 30, 2014 and December 31, 2014, respectively. Loans held for sale amounted to $132.7 million at June 30, 2015 as compared to $35.4 million at June 30, 2014, a 275% increase, and $44.3 million at December 31, 2014, a 199% increase. Loans held for sale at June 30, 2015 include $49.3 million of residential mortgage loans and $83.4 million of indirect consumer loans. The investment portfolio totaled $423.7 million at June 30, 2015, a 12% increase from the $379.0 million balance at June 30, 2014. As compared to December 31, 2014, the investment portfolio at June 30, 2015 increased by $41 million or 11%.

Total deposits at June 30, 2015 were $4.83 billion compared to deposits of $3.37 billion at June 30, 2014, a 43% increase and $4.31 billion at December 31, 2014, a 12% increase. Total borrowed funds (excluding customer repurchase agreements) were $74.1 million at June 30, 2015 as compared to $39.3 million at June 30, 2014, an 88% increase, and $219.3 million at December 31, 2014, a 66% decrease. Included in long-term borrowings at June 30, 2015 and December 31, 2014 is the $70 million of ten-year noncallable 5.75% subordinated debt issued in August 2014. The subordinated debt qualifies as Tier 2 capital for regulatory purposes at the Company. The decline in borrowed funds in the first six months of 2015 as compared to December 31, 2014 was primarily the result of the payoff of all FHLB advances.

Total shareholders’ equity at June 30, 2015 increased to $765.1 million, compared to shareholders’ equity of $426.8 million at June 30, 2014, a 79% increase, and $620.8 million at December 31, 2014, a 23% increase. The increases are primarily due to net income, the public offering of common stock completed during the first quarter of 2015, which netted approximately $94.5 million, as well as the issuance of common stock to consummate the Merger. The ratio of common equity to total assets was 12.05% at June 30, 2015 as compared to 9.46% at June 30, 2014 and 10.46% at December 31, 2014. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 13.75% at June 30, 2015, as compared to 12.71% at June 30, 2014 and 12.97% at December 31, 2014. In addition, the tangible common equity ratio (tangible common equity to tangible assets) was 10.33% at June 30, 2015, compared to 9.38% at June 30, 2014 and 8.54% at December 31, 2014.

Effective January 1, 2015, the Company and the Bank became subject to new capital requirements. These new requirements create a new required ratio for common equity Tier 1 ("CETI") capital, increase the leverage and Tier 1 capital ratios, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Under the new standards for 2015, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). The Company and the Bank meets all these new requirements, including the full capital conservation buffer; however, beginning in 2016, failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Loans, net of amortized deferred fees and costs, at June 30, 2015, December 31, 2014 and June 30, 2014 by major category are summarized below.

	June 30, 2015		December 31, 2014		June 30, 2014
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$960,506	21%	$916,226	21%	$726,611	22%
Income producing - commercial real estate	1,863,583	41%	1,703,172	40%	1,302,479	40%
Owner occupied - commercial real estate	497,834	11%	461,581	11%	330,073	10%
Real estate mortgage - residential	149,842	3%	148,018	3%	123,587	4%
Construction - commercial and residential	901,617	20%	793,432	18%	642,264	20%
Construction - C&I (owner occupied)	54,134	1%	58,032	1%	38,368	1%
Home equity	118,544	3%	122,536	3%	108,931	3%
Other consumer	4,837	-	109,402	3%	7,116	-
Total loans	4,550,897	100%	4,312,399	100%	3,279,429	100%
Less: allowance for credit losses	(48,921)		(46,075)		(43,552)
Net loans	$4,501,976		$4,266,324		$3,235,877

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

Loans outstanding reached $4.6 billion at June 30, 2015, an increase of $238 million or 6% as compared to $4.31 billion at December 31, 2014, and increased $1.27 billion or 39% as compared to $3.28 billion at June 30, 2014. When adjusting for the classification of the indirect consumer loan portfolio (noted below) to loans held for sale at June 30, 2015, loans grew 8% and 41% as compared to December 31, 2014 and June 30, 2014, respectively. Growth in loans over the last twelve months was in part due to the Merger, which added approximately $800 million in loans. Excluding balances acquired in the Merger, and the reclassification of the indirect consumer loan portfolio, organic loan growth over the last twelve months was 17%.

In June, the Company entered into a contract to sell the indirect consumer loan portfolio acquired in the Merger, amounting to approximately $83.4 million at June 30, 2015. The sale of this non-strategic loan class will allow the Company to deploy the funds into commercial and commercial real estate loans, its core competency, improve its yield on earning assets and reduce operating expenses. The estimated loss of approximately $900 thousand has been included as an adjustment to the intangibles established in the Merger. The transaction closed July 24, 2015.

The loan growth during the first six months of 2015 was predominantly in the investment commercial real estate, owner occupied commercial real estate, and commercial segments, along with increases in the construction – commercial and residential. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio. Multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well located close in projects, while suburban office leasing softened somewhat.  Overall, commercial real estate values have generally held up well with upward price escalator in prime pockets. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

Owner occupied commercial real estate and owner occupied commercial real estate construction represent 12% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 73% consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate is excluded, the percentage of total loans represented by commercial real estate decreases to 61%. Real estate also serves as collateral for loans made for other purposes, resulting in 83% of all loans being secured by real estate.

Deposits and Other Borrowings

The principal sources of funds for the Bank are core deposits, consisting of demand deposits, money market accounts, NOW accounts, and savings accounts. Additionally, the Bank obtains certificates of deposits from the local market areas surrounding the Bank’s offices. The deposit base includes transaction accounts, time and savings accounts and accounts which customers use for cash management and which provide the Bank with a source of fee income and cross-marketing opportunities, as well as an attractive source of lower cost funds. To meet funding needs during periods of high loan demand and seasonal variations in core deposits, the Bank utilizes alternative funding sources such as secured borrowings from the FHLB, federal funds purchased lines of credit from correspondent banks and brokered deposits from regional and national brokerage firms and Promontory Interfinancial Network, LLC (“Promontory”).

For the six months ended June 30, 2015, noninterest bearing deposits increased $195 million as compared to December 31, 2014, while interest bearing deposits increased by $320 million during the same period. Average total deposits for the six months of 2015 were $4.49 billion, as compared to $3.27 billion for the same period in 2014, a 37% increase. Growth in deposits over the last twelve months was in part due to the Merger, which added approximately $645 million in deposits. Excluding balances acquired in the Merger, organic deposit growth over the last twelve months was 24%.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits. The Bank also is able to obtain one way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At June 30, 2015, total deposits included $601.3 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 12% of total deposits. At December 31, 2014, total brokered deposits (excluding the CDARS and ICS two-way) were $506.5 million, or12% of total deposits. The CDARS and ICS two-way component represented $536.9 million, or 12% of total deposits and $391.3 million or 9% of total deposits at June 30, 2015 and December 31, 2014, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At June 30, 2015, the Company had $1.4 billion in noninterest bearing demand deposits, representing 28% of total deposits, compared to $1.18 billion of noninterest bearing demand deposits at December 31, 2014, or 27% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $53.4 million at June 30, 2015 compared to $61.1 million at December 31, 2014. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at June 30, 2015 and December 31, 2014.

The Bank had no borrowings outstanding under its credit facility from the FHLB at June 30, 2015, compared to $30.0 million of borrowings outstanding at June 30, 2014, and $140 million of borrowings outstanding at December 31, 2014. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential and commercial mortgage and home equity loan portfolios.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at June 30, 2015 or December 31, 2014. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company has issued an aggregate of $9.3 million of subordinated notes, due 2021, $5.2 million of which had been redeemed during the three months ended June 30, 2015. The remaining balance of subordinated notes due 2021 have been called for redemption as of September 1, 2015.

On August 5, 2014, the Company completed the sale of $70.0 million of subordinated notes, due September 1, 2024. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $50 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at June 30, 2015. Additionally, the Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at June 30, 2015, and can obtain unsecured funds under one-way CDARS brokered deposits in the amount of $851.5 million, against which there was $7.8 million outstanding at June 30, 2015. The Bank has a commitment at June 30, 2015 from the Promontory Interfinancial Network to place up to $300.0 million of brokered deposits from its Insured Network Deposit (“IND”) program with the Bank in amounts requested by the Bank, as compared to an actual balance of $195.2 million at June 30, 2015. At June 30, 2015, the Bank was also eligible to make advances from the FHLB up to $674.5 million based on collateral at the FHLB, of which there were no amounts was outstanding at June 30, 2015. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $439.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At June 30, 2015, under the Bank’s liquidity formula, it had $2.53 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at June 30, 2015 are as follows:

(dollars in thousands)
Unfunded loan commitments	$1,671,717
Unfunded lines of credit	97,520
Letters of credit	85,513
Total	$1,854,750

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

During the quarter ended June 30, 2015, as compared to the same three months in 2014, the Company was able to increase its net interest income (by 37%), produce a net interest spread of 4.14%, which was 19 basis points lower than the 4.33% for the quarter ended 2014, and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended June 30, 2015, average investment portfolio balances decreased as compared to balances at June 30, 2014, as the interest rate environment in February 2015 presented, in managements’ opinion, an opportunity to realize above average gains from the sale of $58.8 million securities, primarily municipal securities. This action resulted in a gain on sale being realized of $2.2 million. In addition to the gain on sale, cash flows from the sale provided additional liquidity for loan originations, at a time when liquidity was lower. As a result of the sale, the percentage mix of municipal securities decreased to 22% of total investments at June 30, 2015 from 29% at December 31, 2014, the portion of the portfolio invested in mortgage backed securities decreased to 59% at June 30, 2015 from 63% at December 31, 2014, the portion of the portfolio represented in U.S. Government agency investments increased to 16% at June 30, 2015 from 8% at December 31, 2014 and the Company acquired floating rate corporate bonds in June which represented 3% of total investments at June 30, 2015. Also resulting from the sale of municipal bonds in 2015, the duration of the investment portfolio decreased to 3.9 years at June 30, 2015 from 4.0 years at December 31, 2014.

The re-pricing duration of the loan portfolio was fairly stable at 26 months at June 30, 2015 versus 27 months at December 31, 2014, with fixed rate loans amounting to 39% of total loans at June 30, 2015 compared to 41% of total loans at December 31, 2014. Variable and adjustable rate loans comprised 61% of total loans at June 30, 2015, compared to 59% of total loans at December 31, 2014. Variable rate loans are generally indexed to either the Wall Street Journal prime interest rate, or the one month LIBOR interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. The impact on the loan portfolio’s duration of the Merger was relatively minor.

The duration of the deposit portfolio was also fairly stable at 31 months at June 30, 2015, as compared to 34 months at December 31, 2014. The change since December 31, 2014 was due substantially to a slight change in the mix and duration of time deposits.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, together with loans floors existing in 55% of total loans (at June 30, 2015), has resulted in a loan portfolio yield of 5.29% for the three months ended June 30, 2015 as compared to 5.37% for the same period in 2014. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before income tax on the investment portfolio was $2.1 million at June 30, 2015 as compared to a net unrealized gain before tax of $4.4 million at December 31, 2014. The lower net unrealized gain on the investment portfolio at June 30, 2015 as compared to December 31, 2014 was due primarily to realizing $2.2 million of gains during the six months ended June 30, 2015, with the sale of several municipal securities and slightly higher interest rates around the 3 to 5 year part of the yield curve, which decreased the fair market value of the shorter average life mortgage-backed securities at June 30, 2015. At June 30, 2015, the unrealized gain position represented 0.5% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from June 30, 2015. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at June 30, 2015, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at June 30, 2015 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at June 30, 2015 is 3.9 years, the loan portfolio 2.2 years; the interest bearing deposit portfolio 2.6 years and the borrowed funds portfolio 3.9 years.

The following table reflects the result of simulation analysis on the June 30, 2015 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+9.6%	+16.3%	+0.2%
+300	+6.0%	+10.3%	-0.2
+200	+2.5%	+4.2%	-0.8
+100	-0.3%	-0.3%	-1.0%
0	-	-	-
-100	-1.1%	-2.0%	-6.0%
-200	-3.5%	-6.3%	-11.4%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at June 30, 2015 are not considered to be excessive. The negative impact of -0.3% in net interest income and net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio and to a lower level of expected residential mortgage sales activity.

In the second quarter of 2015, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of asset liquidity at June 30, 2015 as compared to December 31, 2014, the interest rate risk position at June 30, 2015 was similar to the interest rate risk position at December 31, 2014. As compared to December 31, 2014, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale increased by $228.1 million at June 30, 2015.

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

During the second quarter of 2015, average market interest rates increased modestly on the short end of the yield curve but decreased in the mid to long term segment of the curve. Starting just before the five year point in the curve and out, as compared to the second quarter of 2014, the yield curve flattened.

As compared to the second quarter of 2014, the average two-year U.S. Treasury rate increased by 18 basis points from 0.42% to 0.60%, the average five year U.S. Treasury rate decreased by 14 basis points from 1.66% to 1.52% and the average ten year U.S. Treasury rate decreased by 46 basis points from 2.62% to 2.16%. The Company’s net interest spread for the second quarter of 2015 was 4.14% compared to 4.33% for the second quarter of 2014. The slight decline was due in large part to a higher mix of liquidity maintained relative to other earning assets. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2014’s second quarter has been consistent with its risk analysis at December 31, 2014.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 90% of the Company’s revenue for the second quarter of 2015, as compared to 92% of the Company’s revenue for the second quarter of 2014.

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

At June 30, 2015, the Company had a positive GAP position of approximately $523.6 million or 9.1% of total assets out to three months and a positive cumulative GAP position of $546.0 million or 9.5% of total assets out to 12 months; as compared to a positive GAP position of approximately $362.6 million or 6.9% of total assets out to three months and a positive cumulative GAP position of approximately $347.1 million or 6.6% out to 12 months at December 31, 2014. The change in the positive GAP position at June 30, 2015, as compared to December 31, 2014, was due substantially to the higher amount of asset liquidity on the balance sheet. The change in the GAP position at June 30, 2015 as compared to December 31, 2014 is not judged material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO.

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

GAP Analysis

June 30, 2015

(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non-sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$43,251	$60,141	$96,340	$91,101	$149,704	$440,537
Loans (1)(2)	2,198,640	466,071	1,043,491	830,884	144,494	4,683,580
Fed funds and other short-term investments	386,612	-	-	-	-	386,612
Other earning assets	57,889	-	-	-	-	57,889
Total	$2,686,392	$526,212	$1,139,831	$921,985	$294,198	$5,568,618	$185,185	$5,753,803

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$55,921	$167,760	$446,812	$446,812	$253,285	$1,370,590
Interest bearing transaction	154,218	-	33,082	33,082	-	220,382
Savings and money market	1,800,727	-	319,304	319,306	-	2,439,337
Time deposits	94,485	336,011	342,948	21,680	-	795,124
Customer repurchase agreements and fed funds purchased	53,394	-	-	-	-	53,394
Other borrowings	4,050	-	-	-	70,000	74,050
Total	$2,162,795	$503,771	$1,142,146	$820,880	$323,285	$4,952,877	$35,865	$4,988,742
GAP	$523,597	$22,441	$(2,315)	$101,105	$(29,087)	$615,741
Cumulative GAP	$523,597	$546,038	$543,723	$644,828	$615,741

Cumulative gap as percent of total assets	9.10%	9.49%	9.45%	11.21%	10.70%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At June 30, 2015 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 433% of total risk based capital. Construction, land and land development loans represent 142% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2015. There were no amounts outstanding under this credit facility at June 30, 2015, December 31, 2014, or June 30, 2014.

The Company’s Series B Preferred Stock and Series C Preferred Stock are currently entitled to receive non-cumulative dividends at a rate of one percent (1%). After four and one half years from issuance (i.e. January 2016), the dividend rate will increase to nine percent (9%). The Series B Preferred Stock and Series C Preferred Stock may be redeemed at the Company’s option, at a redemption price of 100% of the liquidation amount plus accrued but unpaid dividends to the date of redemption, subject to the approval of its federal banking regulator and required notice period.

During the second quarter of 2015, the Company redeemed $5.2 million of the $9.3 million of subordinated notes due 2021. These notes do not qualify for Tier 2 capital treatment under the recently adopted Basel III capital requirements, which became applicable to the Company on January 1, 2015. The Company has called the remaining balance of these notes for redemption on September 1, 2015.

On August 5, 2014, the Company completed the sale of $70.0 million of its noncallable 5.75% subordinated notes, due September 1, 2024. (the “Notes”). The Notes were sold to the public at par. The notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under capital regulations applicable under the Basel III Rule capital requirements.

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

In March 2015, the Company completed the public offering of $100 million of its common stock at $35.50 per share and received gross proceeds of sale of $100 million and net proceeds of sale of approximately $94.6 million. This additional capital will be used in part to redeem all the $71.9 million of SBLF preferred stock prior to the dividend rate on these funds increasing to 9.00% in January 2016. The remaining net proceeds will support the Company’s organic growth.

The actual capital amounts and ratios for the Company and Bank as of June 30, 2015, December 31, 2014 and June 30, 2014 are presented in the table below.

	Company		Bank		Minimun	To Be Well Capitalized Under Prompt
	Actual		Actual		Required For	Corrective
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Capital Adequacy Purposes	Action Regulations
As of June 30, 2015
CET1 capital (to risk weighted aseets)	$584,464	10.37%	$573,693	10.23%	4.50%	6.5%
Total capital (to risk weighted assets)	775,454	13.75%	622,542	11.10%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	656,364	11.64%	573,693	10.23%	6.00%	8.0%
Tier 1 capital (to average assets)	656,364	12.03%	573,693	10.56%	4.00%	5.0%

As of December 31, 2014
Total capital (to risk weighted assets)	$631,340	12.97%	$568,637	11.73%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	505,864	10.39%	522,637	10.78%	4.00%	6.0%
Tier 1 capital (to average assets)	505,864	10.69%	522,637	11.09%	3.00%	5.0%

As of June 30, 2014
Total capital (to risk weighted assets)	$471,751	12.71%	$435,292	11.79%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	418,836	11.29%	391,853	10.61%	4.00%	6.0%
Tier 1 capital (to average assets)	418,836	10.89%	391,853	10.23%	3.00%	5.0%

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At June 30, 2015 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

Non-GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2015	December 31, 2014	June 30, 2014
Common shareholders' equity	$693,161	$548,859	$370,221
Less: Intangible assets	(109,957)	(109,908)	(3,379)
Tangible common equity	$583,204	$438,951	$366,842

Book value per common share	$20.76	$18.21	$14.25
Less: Intangible book value per common share	(3.30)	(3.65)	(0.13)
Tangible book value per common share	$17.46	$14.56	$14.12

Total assets	$5,753,803	$5,247,880	$3,914,444
Less: Intangible assets	(109,957)	(109,908)	(3,379)
Tangible assets	$5,643,846	$5,137,972	$3,911,065
Tangible common equity ratio	10.33%	8.54%	9.38%

The reported figure for the six and three months ended June 30, 2014 includes the effect of $576 thousand of merger related expenses. As the magnitude of the merger expenses distorts the operational results of the Company, we present in the GAAP reconciliation below and in the accompanying text certain performance ratios excluding the effect of the merger expenses during the six and three month periods ended June 30, 2014. We believe this information is important to enable shareholders and other interested parties to assess the core operational performance of the Company.

Non-GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	Six Months Ended	Three Months Ended
	June 30, 2014	June 30, 2014
Net income	$25,443	$12,944
Adjustments to net income
Merger-related expenses, net of tax	576	576
Operating net income	$26,019	$13,520

Net income available to common shareholders	$25,160	$12,802
Adjustments to net income available to common shareholders
Merger-related expenses, net of tax	576	576
Operating earnings	$25,736	$13,378

Earnings per weighted average common share, basic	$0.97	$0.49
Adjustments to earnings per weighted average common share, basic
Merger-related expenses, net of tax	0.02	0.02
Operating earnings per weighted average common share, basic	$0.99	$0.51

Earnings per weighted average common share, diluted	$0.95	$0.48
Adjustments to earnings per weighted average common share, diluted
Merger-related expenses, net of tax	0.02	0.02
Operating earnings per weighted average common share, diluted	$0.97	$0.50

Summary Operating Results:
Noninterest expense	$45,233	$22,135
Merger-related expenses	576	576
Adjusted noninterest expense	$44,657	$21,559

Adjusted efficiency ratio	49.45%	47.04%

Adjusted noninterest expense as a % of average assets	2.35%	2.24%

Return on average assets
Net income	$25,443	$12,944
Adjustments to net income
Merger-related expenses, net of tax	576	576
Operating net income	$26,019	$13,520

Adjusted return on average assets	1.38%	1.41%

Return on average common equity
Net income available to common shareholders	$25,160	$12,802
Adjustments to net income available to common shareholders
Merger-related expenses, net of tax	576	576
Operating earnings	$25,736	$13,378

Adjusted return on average common equity	14.56%	14.72%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A – Risk Factors

There have been no material changes as of June 30, 2015 in the risk factors from those disclosed in the Company’s Annual Report on From 10-K for the year ended December 31, 2014.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (2)
3.3	Bylaws of the Company (3)
3.4	Articles Supplementary to the Articles of Incorporation for the Series C Preferred Stock (4)
4.1	Warrant to Purchase Common Stock (5)
4.2	Form of Subordinated Note due 2021 (6)
4.3	Form of Amendment Agreement to Subordinated Note (7)
4.4	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (8)
4.5	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (9)
4.6	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.5)
10.1	1998 Stock Option Plan (10)
10.2	2006 Stock Plan (11)
10.3	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead (12)
10.4	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (13)
10.5	Amended and Restated Employment Agreement dated as of January 1, 2014, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul (14)

10.6	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (15)
10.7	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (16)
10.8	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead (17)
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (18)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul (19)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (20)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (21)
10.13	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Laurence E. Bensignor (22)
10.14	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Michael T. Flynn (23)
10.15	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Steven A. Reeder (24)
10.16	Vice Chairman Agreement dated as of June 1, 2014 between Eagle Bancorp, Inc., EagleBank and Robert Pincus (25)
10.17	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Laurence E. Bensignor (26)
10.18	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Michael T. Flynn (27)
10.19	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Steven A. Reeder (28)
10.20	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Robert Pincus (29)
10.22	Form of Supplemental Executive Retirement Plan Agreement (30)
10.23	Director Fee Agreement between Eagle Bancorp, Inc., Eagle Bank and David P. Summers (31)
10.24	2015 Senior Executive Incentive Plan (32)
10.25	Employment Agreement dated as of November 1, 2014 between EagleBank and Charles C. Brockett (33)
10.26	Non-Compete Agreement dated as of November 1, 2014, between EagleBank and Charles C. Brockett (34)
10.27	Amended and Restated Employment Agreement dated as of December 15, 2014 between EagleBank and Lindsey S. Rheaume (35)
10.28	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (36)
10.29	Virginia Heritage Bank 2006 Stock Option Plan (37)
10.30	Virginia Heritage Bank 2010 Long-Term Incentive Plan (38)
11	Statement Regarding Computation of Per Share Income
See Note 8 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at June 30, 2015, December 31, 2014 and June 30, 2014
(ii) Consolidated Statement of Operations for the three and six months ended June 30, 2015 and 2014
(iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2015 and 2014
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014
(v) Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014
(vi) Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2011.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 27, 2012.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2014.
(5)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2010.
(7)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended September 30, 2013.
(8)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(9)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(11)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(12)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(14)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(17)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(18)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(19)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(20)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(21)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(22)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(23)	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(24)	Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(25)	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(26)	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(27)	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(28)	Incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(29)	Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(30)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(31)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2014.
(32)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2015.
(33)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(34)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(35)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(36)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(37)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(38)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 10, 2015	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: August 10, 2015	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company