Form 10-Q
period 2015-09-30
EAGLE BANCORP INC
filed 2015-11-09
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 30, 2015, the registrant had 33,466,992 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

	September 30, 2015	December 31, 2014	September 30, 2014
Assets
Cash and due from banks	$10,703	$9,097	$7,920
Federal funds sold	4,076	3,516	8,968
Interest bearing deposits with banks and other short-term investments	291,276	243,412	191,468
Investment securities available-for-sale, at fair value	524,326	382,343	382,468
Federal Reserve and Federal Home Loan Bank stock	16,865	22,560	10,657
Loans held for sale	35,713	44,317	41,254
Loans	4,776,965	4,312,399	3,432,548
Less allowance for credit losses	(50,320)	(46,075)	(44,954)
Loans, net	4,726,645	4,266,324	3,387,594
Premises and equipment, net	17,070	19,099	17,848
Deferred income taxes	35,426	32,511	25,803
Bank owned life insurance	58,284	56,594	40,432
Intangible assets, net	109,498	109,908	3,321
Other real estate owned	9,952	13,224	8,623
Other assets	49,124	44,975	42,825
Total Assets	$5,888,958	$5,247,880	$4,169,181

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,402,447	$1,175,799	$1,056,559
Interest bearing transaction	207,716	143,628	161,886
Savings and money market	2,514,310	2,302,600	1,944,593
Time, $100,000 or more	439,248	393,132	190,137
Other time	362,867	295,609	180,675
Total deposits	4,926,588	4,310,768	3,533,850
Customer repurchase agreements	64,893	61,120	58,957
Other short-term borrowings	-	100,000	-
Long-term borrowings	70,000	119,300	109,300
Other liabilities	41,408	35,933	24,460
Total Liabilities	5,102,889	4,627,121	3,726,567

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 56,600 at September 30, 2015, December 31, 2014 and September 30, 2014; Series C, $1,000 per share liquidation preference, shares issued and outstanding 15,300 at September 30, 2015, and December 31, 2014, and -0- at September 30, 2014	71,900	71,900	56,600
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 33,405,510, 30,139,396 and 26,022,307 respectively	330	296	255
Warrant	946	946	946
Additional paid in capital	500,334	394,933	247,811
Retained earnings	211,318	150,037	135,490
Accumulated other comprehensive income	1,241	2,647	1,512
Total Shareholders' Equity	786,069	620,759	442,614
Total Liabilities and Shareholders' Equity	$5,888,958	$5,247,880	$4,169,181

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Interest and fees on loans	$178,063	$128,181	$61,006	$45,502
Interest and dividends on investment securities	7,189	6,911	2,745	2,255
Interest on balances with other banks and short-term investments	604	379	228	125
Interest on federal funds sold	13	11	2	4
Total interest income	185,869	135,482	63,981	47,886
Interest Expense
Interest on deposits	10,668	6,925	3,739	2,189
Interest on customer repurchase agreements	94	107	33	38
Interest on short-term borrowings	54	-	-	-
Interest on long-term borrowings	3,687	1,788	1,124	1,024
Total interest expense	14,503	8,820	4,896	3,251
Net Interest Income	171,366	126,662	59,085	44,635
Provision for Credit Losses	10,043	7,179	3,262	2,111
Net Interest Income After Provision For Credit Losses	161,323	119,483	55,823	42,524

Noninterest Income
Service charges on deposits	3,990	3,638	1,374	1,227
Gain on sale of loans	9,364	4,686	2,483	1,822
Gain on sale of investment securities	2,224	10	60	-
Loss on early extinguishment of debt	(1,130)	-	-	-
Increase in the cash surrender value of bank owned life insurance	1,191	919	395	295
Other income	4,497	3,782	1,787	1,417
Total noninterest income	20,136	13,035	6,099	4,761
Noninterest Expense
Salaries and employee benefits	45,772	41,565	15,383	14,942
Premises and equipment expenses	12,056	9,570	3,974	3,374
Marketing and advertising	2,182	1,421	762	544
Data processing	5,598	4,592	1,976	1,572
Legal, accounting and professional fees	2,915	2,513	1,063	740
FDIC insurance	2,348	1,680	794	573
Merger expenses	139	1,460	2	885
Other expenses	11,066	7,575	3,451	2,513
Total noninterest expense	82,076	70,376	27,405	25,143
Income Before Income Tax Expense	99,383	62,142	34,517	22,142
Income Tax Expense	37,564	22,611	13,054	8,054
Net Income	61,819	39,531	21,463	14,088
Preferred Stock Dividends	539	434	180	151
Net Income Available to Common Shareholders	$61,280	$39,097	$21,283	$13,937

Earnings Per Common Share
Basic	$1.88	$1.50	$0.64	$0.54
Diluted	$1.84	$1.47	$0.63	$0.52

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014

Net Income	$61,819	$39,531	$21,463	$14,088

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available for sale	1,995	4,837	2,107	(326)
Unrealized loss on derivatives	(2,067)	-	(3,976)	-
Reclassification adjustment for net gains included in net income	(1,334)	(6)	(36)	-
Net change other comprehensive income (loss)	(1,406)	4,831	(1,905)	(326)
Comprehensive Income	$60,413	$44,362	$19,558	$13,762

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

								Accumulated
						Additional		Other	Total
	Preferred		Common			Paid	Retained	Comprehensive	Shareholders'
	Shares	Stock	Shares	Stock	Warrant	in Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2015	71,900	$71,900	30,139,396	$296	$946	$394,933	$150,037	$2,647	$620,759
Net Income	-	-	-	-	-	-	61,819	-	61,819
Net change in other comprehensive income, net of tax	-	-	-	-	-	-	-	(1,406)	(1,406)
Stock-based compensation	-	-	-	-	-	3,660	-	-	3,660
Issuance of common stock related to options exercised	-	-	373,027	4	-	4,636	-	-	4,640
Tax benefit on non-qualified options exercised	-	-	-	-	-	1,945	-	-	1,945
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	-	-	(17,877)	2	-	(2)	-	-	-
Restricted stock awards granted	-	-	78,070	-	-	-	-	-	-
Shares issued in public offering, net of issuance costs of $5,302	-	-	2,816,900	28	-	94,605	-	-	94,633
Issuance of common stock related to employee stock purchase plan	-	-	15,994	-	-	561	1	-	562
Cash paid in lieu of fractional shares upon merger with Virginia Heritage	-	-	-	-	-	(4)	-	-	(4)
Preferred stock dividends	-	-	-	-	-	-	(539)	-	(539)
Balance September 30, 2015	71,900	$71,900	33,405,510	$330	$946	$500,334	$211,318	$1,241	$786,069

Balance January 1, 2014	56,600	$56,600	25,885,863	$253	$946	$242,990	$96,393	$(3,319)	$393,863
Net Income	-	-	-	-	-	-	39,531	-	39,531
Net change in other comprehensive income, net of tax	-	-	-	-	-	-	-	4,831	4,831
Stock-based compensation	-	-	-	-	-	2,948	-	-	2,948
Issuance of common stock related to options exercised	-	-	64,926		-	1,089	-	-	1,089
Tax benefit on non-qualified options exercised	-	-	-	-	-	338	-	-	338
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	-	-	(21,858)	2	-	(2)	-	-	-
Restricted stock awards granted	-	-	78,947	-	-		-	-	-
Issuance of common stock related to employee stock purchase plan	-	-	14,429		-	448	-	-	448
Preferred stock dividends	-	-	-	-	-	-	(434)	-	(434)
Balance September 30, 2014	56,600	$56,600	26,022,307	$255	$946	$247,811	$135,490	$1,512	$442,614

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net Income	$61,819	$39,531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,043	7,179
Depreciation and amortization	8,117	3,514
Gains on sale of loans	(9,364)	(4,686)
Securities premium amortization (discount accretion), net	2,304	2,638
Origination of loans held for sale	(726,230)	(384,890)
Proceeds from sale of loans held for sale	744,198	390,352
Net increase in cash surrender value of BOLI	(1,191)	(919)
(Increase) decrease in deferred income taxes	(2,915)	3,146
Decrease in fair value of other real estate owned	750	589
Net loss on sale of other real estate owned	209	138
Net gain on sale of investment securities	(2,224)	(10)
Loss on early extinguishment of debt	1,130	-
Stock-based compensation expense	3,660	2,948
Excess tax benefits from stock-based compensation	(1,945)	(338)
Increase in other assets	(4,149)	(11,150)
Decrease in other liabilities	5,475	(7,995)
Net cash provided by operating activities	89,687	40,047
Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks and short-term investments	374	26
Purchases of available for sale investment securities	(241,280)	(47,219)
Proceeds from maturities of available for sale securities	32,021	27,602
Proceeds from sale/call of available for sale securities	65,790	17,485
Purchases of Federal Reserve and Federal Home Loan Bank stock	(2,405)	(84)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	8,100	699
Net increase in loans	(472,089)	(491,336)
Proceeds from sale of other real estate owned	1,846	205
Purchases of BOLI	(499)	-
Purchases of annuities	(992)	-
Bank premises and equipment acquired	(2,053)	(4,392)
Net cash used in investing activities	(611,187)	(497,014)
Cash Flows From Financing Activities:
Increase in deposits	615,820	308,436
Increase (decrease) in customer repurchase agreements	3,773	(21,514)
Issuance of common stock	94,633	-
Decrease in short-term borrowings	(100,000)	-
(Decrease) increase in long-term borrowings	(49,300)	70,000
Payment of dividends on preferred stock	(539)	(434)
Proceeds from exercise of stock options	4,640	1,089
Excess tax benefits from stock-based compensation	1,945	338
Payment in lieu of fractional shares	(4)	-
Proceeds from employee stock purchase plan	562	448
Net cash provided by financing activities	571,530	358,363
Net Increase (Decrease) In Cash and Cash Equivalents	50,030	(98,604)
Cash and Cash Equivalents at Beginning of Period	256,025	306,960
Cash and Cash Equivalents at End of Period	$306,055	$208,356
Supplemental Cash Flows Information:
Interest paid	$15,800	$8,646
Income taxes paid	$38,550	$24,750
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$1,725	$330
Transfers from other real estate owned to loans	$2,192	$-

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the nine and three months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Montgomery County, Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. As of September 30, 2015, the Bank offers its products and services through twenty-two banking offices, four lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects; these transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of September 30, 2015, December 31, 2014 and September 30, 2014. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in Intangible Assets in the consolidated balance sheets. This Excess Servicing Asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in Other Income in the consolidated statement of operations.

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

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Certain additional interest is included as a component of noninterest income.  ECV had seven higher risk lending transactions outstanding as of September 30, 2015, as compared to four higher risk lending transactions outstanding as of December 31, 2014, amounting to $11.5 million and $6.2 million, respectively.

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

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). The Company has no fair value hedges or stand-alone derivatives, only cash flow hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (a Consolidated Balance Sheet component of Shareholders’ Equity) and is reclassified into earnings in the same period(s) during which the hedged transaction affects earnings (i.e. the period when cash flows are exchanged between counterparties). For both fair value and cash flow hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at September 30, 2015, December 31, 2014, or September 30, 2014.

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

New Authoritative Accounting Guidance

ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. The Company does not expect the guidance to have a material impact on its financial statements.

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on its financial statements.

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

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
September 30, 2015	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$68,289	$879	$90	$69,078
Residential mortgage backed securities	320,978	2,172	1,130	322,020
Municipal bonds	114,137	3,824	95	117,866
Corporate bonds	15,096	-	78	15,018
Other equity investments	307	37	-	344
	$518,807	$6,912	$1,393	$524,326

		Gross	Gross	Estimated
December 31, 2014	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. Government agency securities	$29,434	$500	$40	$29,894
Residential mortgage backed securities	241,120	1,716	2,516	240,320
Municipal bonds	106,983	4,850	121	111,712
Other equity investments	396	21	-	417
	$377,933	$7,087	$2,677	$382,343

In addition, at September 30, 2015, the Company held $16.9 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes, and which are not marketable.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
September 30, 2015	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$13,966	$90	$-	$-	$13,966	$90
Residential mortgage backed securities	58,925	182	61,610	948	120,535	1,130
Municipal bonds	12,073	95	-	-	12,073	95
Corporate bonds	15,018	78	-	-	15,018	78
	$99,982	$445	$61,610	$948	$161,592	$1,393

	Less than		12 Months
	12 Months		or Greater		Total
	Estimated		Estimated		Estimated
December 31, 2014	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U. S. Government agency securities	$2,001	$7	$1,750	$33	$3,751	$40
Residential mortgage backed securities	49,644	221	86,028	2,295	135,672	2,516
Municipal bonds	4,974	14	10,915	107	15,889	121
	$56,619	$242	$98,693	$2,435	$155,312	$2,677

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.7 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2015 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity.

The amortized cost and estimated fair value of investments available-for-sale by contractual maturity are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. Government agency securities maturing:
One year or less	$44,981	$45,138	$2,998	$3,051
After one year through five years	18,812	19,259	19,947	20,276
Five years through ten years	4,496	4,681	6,489	6,567
Residential mortgage backed securities	320,978	322,020	241,120	240,320
Municipal bonds maturing:
One year or less	4,978	5,024	2,410	2,438
After one year through five years	40,040	42,600	47,038	49,607
Five years through ten years	66,539	67,456	54,983	56,927
After ten years	2,580	2,786	2,552	2,740
Corporate bonds
After one year through five years	15,096	15,018	-	-
Other equity investments	307	344	396	417
	$518,807	$524,326	$377,933	$382,343

For the nine months ended September 30, 2015, gross realized gains on sales of investments securities were $2.5 million and gross realized losses on sales of investment securities were $294 thousand. For the nine months ended September 30, 2014, gross realized gains on sales of investment securities were $116 thousand and gross realized losses on sales of investment securities were $106 thousand.

Proceeds from sales and calls of investment securities for the nine months ended September 30, 2015 were $65.8 million, and in 2014 were $17.5 million.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2015 was $450.5 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. Government agency securities, which exceeded ten percent of shareholders’ equity.

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

At September 30, 2015 the Bank had derivative financial instruments with a notional value of $53.0 million related to its forward contracts. The net fair value of these derivative instruments at September 30, 2015 was $197 thousand, which is included in other assets and $245 thousand included in other liabilities. At September 30, 2014 the Bank had derivative financial instruments with a notional value of $30.7 million related to its forward contracts. The net fair value of these derivative instruments at September 30, 2014 were $34 thousand included in other assets and $18 thousand included in other liabilities.

Included in other noninterest income for the three and nine months ended September 30, 2015 was a net gain of $9 thousand and a net loss of $63 thousand, relating to derivative instruments. The amount included in other noninterest income for the three and nine months ended September 30, 2015 pertaining to its hedging activities was a loss of $327 thousand and $9 thousand, respectively. Included for the three and nine months ended September 30, 2014 there was a net loss of $194 thousand and a net gain of $47 thousand relating to derivative instruments. The amount included in other noninterest income for the three and nine months ended September 30, 2014 pertaining to its hedging activities was a net realized gain of $140 thousand and a net realized loss of $18 thousand.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at September 30, 2015, December 31, 2014, and September 30, 2014 are summarized by type as follows:

	September 30, 2015		December 31, 2014		September 30, 2014
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,007,659	21%	$916,226	21%	$798,489	23%
Income producing - commercial real estate	2,022,950	42%	1,703,172	40%	1,382,839	41%
Owner occupied - commercial real estate	489,657	10%	461,581	11%	337,422	10%
Real estate mortgage - residential	147,720	3%	148,018	3%	126,263	4%
Construction - commercial and residential	927,265	20%	793,432	18%	634,736	18%
Construction - C&I (owner occupied)	60,487	1%	58,032	1%	41,846	1%
Home equity	115,346	3%	122,536	3%	107,291	3%
Other consumer	5,881	-	109,402	3%	3,662	-
Total loans	4,776,965	100%	4,312,399	100%	3,432,548	100%
Less: Allowance for Credit Losses	(50,320)		(46,075)		(44,954)
Net loans	$4,726,645		$4,266,324		$3,387,594

Unamortized net deferred fees amounted to $17.4 million, $15.6 million, and $15.2 million at September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

As of September 30, 2015 and December 31, 2014, the Bank serviced $68.9 million and $67.9 million, respectively, of SBA loans which are not reflected as loan balances on the consolidated balance sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and investment real estate. The combination of owner occupied commercial real estate loans and owner occupied commercial real estate construction loans represents 11% of the loan portfolio. At September 30, 2015, the combination of commercial real estate loans and real estate construction loans represents approximately 73% of the loan portfolio. When owner occupied commercial real estate loans and owner occupied commercial construction loans are excluded, the percentage of commercial real estate and construction loans to total loans decreases to 62%. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank’s policy requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.00. Personal guarantees are generally required, but may be limited.  In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at September 30, 2015 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 1% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 3% of the loan portfolio at September 30, 2015 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 3% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 26 months.

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

Substantially all construction draw requests must be presented in writing on American Institute of Architects documents and certified either by the contractor, the borrower and/or the borrower’s architect. Each draw request shall also include the borrower’s soft cost breakdown certified by the borrower or their Chief Financial Officer. Prior to an advance, the Bank or its contractor inspects the project to determine that the work has been completed, to justify the draw requisition.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $987.8 million at September 30, 2015. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 44% of the outstanding ADC loan portfolio at September 30, 2015. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

On July 24, 2015, the Company sold substantially all of the indirect consumer loan portfolio acquired in the Merger for $79 million. The fair value adjustment on the sale of $879 thousand was recorded as an adjustment to the intangibles established in the Merger.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income Producing	Owner Occupied	Real Estate	Construction Commercial
		Commercial	Commercial	Mortgage	and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Three months ended September 30, 2015
Allowance for credit losses:
Balance at beginning of period	$12,911	$12,411	$3,113	$1,082	$17,633	$1,496	$275	$48,921
Loans charged-off	(1,388)	(254)	-	-	-	(225)	(95)	(1,962)
Recoveries of loans previously charged-off	60	8	-	2	10	1	18	99
Net loans charged-off	(1,328)	(246)	-	2	10	(224)	(77)	(1,863)
Provision for credit losses	57	1,550	(13)	(18)	1,281	334	71	3,262
Ending balance	$11,640	$13,715	$3,100	$1,066	$18,924	$1,606	$269	$50,320
Nine months ended September 30, 2015
Allowance for credit losses:
Balance at beginning of period	$13,222	$11,442	$2,954	$1,259	$15,625	$1,469	$104	$46,075
Loans charged-off	(4,693)	(651)	-	-	-	(644)	(182)	(6,170)
Recoveries of loans previously charged-off	135	26	2	5	114	5	85	372
Net loans charged-off	(4,558)	(625)	2	5	114	(639)	(97)	(5,798)
Provision for credit losses	2,976	2,898	144	(198)	3,185	776	262	10,043
Ending balance	$11,640	$13,715	$3,100	$1,066	$18,924	$1,606	$269	$50,320
As of September 30, 2015
Allowance for credit losses:
Individually evaluated for impairment	$2,312	$827	$400	$-	$350	$338	$-	$4,227
Collectively evaluated for impairment	9,328	12,888	2,700	1,066	18,574	1,268	269	46,093
Ending balance	$11,640	$13,715	$3,100	$1,066	$18,924	$1,606	$269	$50,320

Three months ended September 30, 2014
Allowance for credit losses:
Balance at beginning of period	$11,413	$10,745	$3,273	$958	$15,487	$1,331	$345	$43,552
Loans charged-off	(317)	(22)	-	(48)	(620)	(230)	-	(1,237)
Recoveries of loans previously charged-off	519	-	-	-	6	2	1	528
Net loans charged-off	202	(22)	-	(48)	(614)	(228)	1	(709)
Provision for credit losses	1,558	478	42	70	(237)	259	(59)	2,111
Ending balance	$13,173	$11,201	$3,315	$980	$14,636	$1,362	$287	$44,954
Nine months ended September 30, 2014
Allowance for credit losses:
Balance at beginning of period	$9,780	$10,359	$3,899	$944	$13,934	$1,871	$134	$40,921
Loans charged-off	(1,968)	(22)	(35)	(138)	(1,426)	(379)	(84)	(4,052)
Recoveries of loans previously charged-off	802	4	7	-	77	8	8	906
Net loans charged-off	(1,166)	(18)	(28)	(138)	(1,349)	(371)	(76)	(3,146)
Provision for credit losses	4,559	860	(556)	174	2,051	(138)	229	7,179
Ending balance	$13,173	$11,201	$3,315	$980	$14,636	$1,362	$287	$44,954
As of September 30, 2014
Allowance for credit losses:
Individually evaluated for impairment	$4,409	$578	$1,330	$-	$1,478	$218	$-	$8,013
Collectively evaluated for impairment	8,764	10,623	1,985	980	13,158	1,144	287	36,941
Ending balance	$13,173	$11,201	$3,315	$980	$14,636	$1,362	$287	$44,954

The Company’s recorded investments in loans as of September 30, 2015, December 31, 2014 and September 30, 2014 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Income Producing	Owner occupied	Real Estate	Construction Commercial
		Commercial	Commercial	Mortgage	and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

September 30, 2015
Recorded investment in loans:
Individually evaluated for impairment	$12,869	$6,877	$1,790	$-	$17,644	$661	$72	$39,913
Collectively evaluated for impairment	994,790	2,016,073	487,867	147,720	970,108	114,685	5,809	4,737,052
Ending balance	$1,007,659	$2,022,950	$489,657	$147,720	$987,752	$115,346	$5,881	$4,776,965

December 31, 2014
Recorded investment in loans:
Individually evaluated for impairment	$17,612	$5,109	$6,891	$-	$14,241	$1,398	$59	$45,310
Collectively evaluated for impairment	898,614	1,698,063	454,690	148,018	837,223	121,138	109,343	4,267,089
Ending balance	$916,226	$1,703,172	$461,581	$148,018	$851,464	$122,536	$109,402	$4,312,399

September 30, 2014
Recorded investment in loans:
Individually evaluated for impairment	$17,785	$2,710	$5,054	$-	$17,479	$745	$-	$43,773
Collectively evaluated for impairment	780,704	1,380,129	332,368	126,263	659,103	106,546	3,662	3,388,775
Ending balance	$798,489	$1,382,839	$337,422	$126,263	$676,582	$107,291	$3,662	$3,432,548

At September 30, 2015, nonperforming loans acquired have a carrying value of $1.8 million and an unpaid principal balance of $2.9 million and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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

The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of September 30, 2015, December 31, 2014 and September 30, 2014.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans

September 30, 2015
Commercial	$977,165	$17,625	$12,869	$-	$1,007,659
Income producing - commercial real estate	1,999,509	16,564	6,877	-	2,022,950
Owner occupied - commercial real estate	479,843	8,024	1,790	-	489,657
Real estate mortgage – residential	146,992	728	-	-	147,720
Construction - commercial and residential	964,854	5,254	17,644	-	987,752
Home equity	112,978	1,707	661	-	115,346
Other consumer	5,804	5	72	-	5,881
Total	$4,687,145	$49,907	$39,913	$-	$4,776,965

December 31, 2014
Commercial	$875,102	$23,512	$17,612	$-	$916,226
Income producing - commercial real estate	1,679,101	18,962	5,109	-	1,703,172
Owner occupied - commercial real estate	445,013	9,677	6,891	-	461,581
Real estate mortgage – residential	147,262	756	-	-	148,018
Construction - commercial and residential	827,503	9,720	14,241	-	851,464
Home equity	119,420	1,718	1,398	-	122,536
Other consumer	109,343	-	59	-	109,402
Total	$4,202,744	$64,345	$45,310	$-	$4,312,399

September 30, 2014
Commercial	$761,502	$19,202	$17,785	$-	$798,489
Investment - commercial real estate	1,362,060	18,069	2,710	-	1,382,839
Owner occupied - commercial real estate	320,960	11,408	5,054	-	337,422
Real estate mortgage – residential	125,363	900	-	-	126,263
Construction - commercial and residential	650,679	8,424	17,479	-	676,582
Home equity	104,601	1,945	745	-	107,291
Other consumer	3,662	-	-	-	3,662
Total	$3,328,827	$59,948	$43,773	$-	$3,432,548

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

The following table presents, by class of loan, information related to nonaccrual loans as of the periods ended September 30, 2015, December 31, 2014 and September 30, 2014.

(dollars in thousands)	September 30, 2015	December 31, 2014	September 30, 2014

Commercial	$4,828	$12,975	$15,431
Income producing - commercial real estate	6,721	2,645	2,553
Owner occupied - commercial real estate	1,281	1,324	3,502
Real estate mortgage - residential	333	346	350
Construction - commercial and residential	571	3,697	6,919
Home equity	661	1,398	588
Other consumer	72	58	-
Total nonaccrual loans (1)(2)	$14,467	$22,443	$29,343

(1)

Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $15.2 million at September 30, 2015, $13.5 million at December 31, 2014 and $7.9 million at September 30, 2014.

(2)

Gross interest income of $822 thousand would have been recorded for the nine months ended September 30, 2015 if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans was $127 thousand. See Note 1 to the consolidated financial statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of September 30, 2015 and December 31, 2014.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans

September 30, 2015
Commercial	$731	$2,537	$4,828	$8,096	$999,563	$1,007,659
Income producing - commercial real estate	-	5,058	6,721	11,779	2,011,171	2,022,950
Owner occupied - commercial real estate	319	-	1,281	1,600	488,057	489,657
Real estate mortgage – residential	-	-	333	333	147,387	147,720
Construction - commercial and residential	157	5,037	571	5,765	981,987	987,752
Home equity	173	641	661	1,475	113,871	115,346
Other consumer	54	8	72	134	5,747	5,881
Total	$1,434	$13,281	$14,467	$29,182	$4,747,783	$4,776,965

December 31, 2014
Commercial	$1,505	$4,032	$12,975	$18,512	$897,714	$916,226
Income producing - commercial real estate	1,825	5,376	2,645	9,846	1,693,326	1,703,172
Owner occupied - commercial real estate	1,089	214	1,324	2,627	458,954	461,581
Real estate mortgage – residential	-	-	346	346	147,672	148,018
Construction - commercial and residential	-	-	3,697	3,697	847,767	851,464
Home equity	-	1,365	1,398	2,763	119,773	122,536
Other consumer	284	81	58	423	108,979	109,402
Total	$4,703	$11,068	$22,443	$38,214	$4,274,185	$4,312,399

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

The following table presents, by class of loan, information related to impaired loans for the periods ended September 30, 2015, December 31, 2014 and September 30, 2014.

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average Recorded Investment		Interest Income Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

September 30, 2015
Commercial	$9,444	$2,663	$3,337	$6,000	$2,312	$7,978	$10,047	$39	$48
Income producing - commercial real estate	15,925	9,215	6,017	15,232	827	12,542	11,388	188	259
Owner occupied - commercial real estate	1,790	973	817	1,790	400	1,811	1,844	-	-
Real estate mortgage – residential	333	333	-	333	-	336	340	-	-
Construction - commercial and residential	5,608	5,037	571	5,608	350	5,625	7,176	100	298
Home equity	661	116	545	661	338	774	959	-	-
Other consumer	72	72	-	72	-	45	40	1	2
Total	$33,833	$18,409	$11,287	$29,696	$4,227	$29,111	$31,794	$328	$607

December 31, 2014
Commercial	$14,075	$1,603	$11,372	$12,975	$5,334	$14,203	$13,681	$20	$251
Income producing - commercial real estate	10,869	8,952	1,542	10,494	751	8,202	7,021	196	203
Owner occupied - commercial real estate	1,889	1,038	851	1,889	577	2,696	3,986	-	6
Real estate mortgage – residential	346	346	-	346	-	348	529	-	-
Construction - commercial and residential	8,785	8,176	609	8,785	927	10,113	10,967	436	1,147
Home equity	1,398	339	1,059	1,398	430	993	747	32	36
Other consumer	58	-	58	58	45	29	30	7	7
Total	$37,420	$20,454	$15,491	$35,945	$8,064	$36,584	$36,961	$691	$1,650

September 30, 2014
Commercial	$16,531	$950	$14,481	$15,431	$4,409	$12,051	$12,132	$228	$231
Investment - commercial real estate	6,284	4,839	1,070	5,909	578	5,975	5,873	(71)	7
Owner occupied - commercial	3,502	391	3,111	3,502	1,330	3,366	4,877	6	6
Real estate mortgage – residential	350	350	-	350	-	500	665	-	-
Construction - commercial and residential	11,931	9,785	1,655	11,440	1,478	11,429	12,004	159	711
Home equity	588	125	463	588	218	496	553	4	4
Other consumer	-	-	-	-	-	-	33	-	-
Total	$39,186	$16,440	$20,780	$37,220	$8,013	$33,817	$36,137	$326	$959

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

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company during the periods ended September 30, 2015 and December 31, 2014.

	Number of	TDRs Performing	TDRs Not Performing	Total
(dollars in thousands)	Contracts	to Modified Terms	to Modified Terms	TDRs

September 30, 2015
Commercial	4	$1,172	$215	$1,387
Income producing - commercial real estate	4	8,512	-	8,512
Owner occupied - commercial real estate	1	509	-	509
Construction - commercial and residential	1	5,037	-	5,037
Total	10	$15,230	$215	$15,445

December 31, 2014
Commercial	1	$-	$227	$227
Income producing - commercial real estate	3	7,849	-	7,849
Owner occupied - commercial real estate	1	565	-	565
Construction - commercial and residential	1	5,088	-	5,088
Total	6	$13,502	$227	$13,729

During the nine months of 2015, there were no defaults on restructured loans, as compared to the nine months of 2014, which had one default on a $2.1 million restructured loan. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There were no nonperforming TDRs reclassified to nonperforming loans during the nine months ended September 30, 2015. There was one nonperforming TDR totaling $2.1 million reclassified to nonperforming loans during the nine months ended September 30, 2014. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were three loans modified in a TDR during the three months ended September 30, 2015. During the nine months ended September 30, 2015, there were a total of four loans modified in a TDR. There was one loan modified in a TDR during the three and nine months ended September 30, 2014.

Note 6. Interest Rate Swap Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from counterparty in exchange for the Company making fixed payments. As of September 30, 2015, the Company had three forward starting interest rate swap transactions outstanding that had a notional amount of $250 million associated with the Company’s variable rate deposits.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the period ended September 30, 2015.

The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of ten months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments) and as such existing hedges are deemed forward starting swaps and no net settlements of cash flows is occurring.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the quarter ended September 30, 2015, the Company did not have any reclassifications to interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $1.46 million will be reclassified as an increase in interest expense.

The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of ASC Topic 815, “Derivatives and Hedging.” In addition, the interest rate swap agreements contain language outlining collateral-pledging requirements for each counterparty. Collateral must be posted when the market value exceeds certain threshold limits.

The table below identifies the balance sheet category and fair values of the Company’s derivative instruments designed as cash flow hedges as of September 30, 2015. There were no derivative instruments as of December 31, 2014 or September 30, 2014.

September 30,	Swap	Notional	Fair	Balance Sheet
2015	Number	Amount	Value	Category	Receive Rate	Pay Rate	Maturity

(dollars in thousands)
Interest rate swap	(1)	$75,000	$(996)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(1,435)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	(1,014)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the nine months ended September 30, 2015. Since all transactions are forward starting swaps all amounts are balance sheet related (AOCI), and no amounts were recorded in the income statement.

		Nine Months Ended September 30, 2015
		Effective Portion			Ineffective Portion
			Reclassified from AOCI		Recognized in Income
		Amount of	into income		on Derivatives
	Swap	Pre-tax gain (loss)		Amount of		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Category	Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$(996)		$-		$-
Interest rate swap	(2)	(1,435)		-		-
Interest rate swap	(3)	(1,014)		-		-

Note 7. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and nine months ended September 30, 2015 and 2014 is presented in the table below. There are no residential real estate loans in the process of foreclosure as of September 30, 2015. For the three and nine months ended September 30, 2015, proceeds on sales of OREO were $860 thousand and $1.8 million, respectively. The net losses on sales were $44 thousand and $209 thousand for the three and nine months ended September 30, 2015.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Balance beginning of period	$10,715	$8,809	$13,224	$9,225
Real estate acquired from borrowers	225	85	1,725	330
Valuation allowance	-	(51)	(750)	(505)
Properties sold	(988)	(220)	(4,247)	(427)
Balance end of period	$9,952	$8,623	$9,952	$8,623

Note 8. Net Income per Common Share

The calculation of net income per common share for the three and nine months ended September 30, 2015 and 2014 was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2015	2014	2015	2014
Basic:
Net income available to common shareholders	$21,283	$13,937	$61,280	$39,097
Average common shares outstanding	33,401	26,024	32,625	25,978
Basic net income per common share	$0.64	$0.54	$1.88	$1.50

Diluted:
Net income available to common shareholders	$21,283	$13,937	$61,280	$39,097
Average common shares outstanding	33,401	26,024	32,625	25,978
Adjustment for common share equivalents	625	630	653	640
Average common shares outstanding-diluted	34,026	26,654	33,278	26,618
Diluted net income per common share	$0.63	$0.52	$1.84	$1.47

Anti-dilutive shares	-	21	11	21

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

For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company’s shares on the date of grant. For awards that are performance-based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance-based awards are outstanding at September 30, 2015.

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

Below is a summary of changes in shares pursuant to our equity compensation plans for the nine months ended September 30, 2015 and 2014. The information excludes restricted stock units and awards.

	Nine Months Ended September 30,
	2015		2014
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning balance	759,683	$11.36	503,834	$10.41
Issued	-	-	21,000	32.77
Exercised	(377,357)	12.73	(64,926)	16.78
Forfeited	(12,380)	29.58	(110)	5.76
Expired	(8,476)	17.32	(1,225)	9.00
Ending balance	361,470	$9.16	458,573	$10.54

The following summarizes information about stock options outstanding at September 30, 2015. The information excludes restricted stock units and awards.

				Weighted-Average
Outstanding:		Stock Options	Weighted-Average	Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life
$5.76	$9.21	221,669	$5.76	3.28
$9.22	$15.47	108,611	12.40	2.15
$15.48	$22.66	18,794	19.28	7.75
$22.67	$32.36	12,396	26.18	2.19
		361,470	$9.16	3.13

Exercisable:		Stock Options	Weighted-Average
Range of Exercise Prices		Exercisable	Exercise Price
$5.76	$9.21	164,759	$5.76
$9.22	$15.47	101,941	12.51
$15.48	$22.66	15,164	19.60
$22.67	$32.36	10,896	26.36
		292,760	$9.60

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2014 and 2013. There were no grants of stock options during the nine months ended September 30, 2015.

	Nine Months Ended	Years Ended December 31,
	September 30, 2015	2014	2013
Expected volatility	N/A	34.25%	34.12%
Weighted-Average volatility	N/A	34.25%	34.12%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	N/A	9.4	7.5
Risk-free rate	N/A	2.26%	1.31%
Weighted-average fair value (grant date)	N/A	$13.49	$7.83

The expected lives are based on the “simplified” method allowed by ASC Topic 718 “Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options and outstanding exercisable stock options was $10.6 million at September 30, 2015. The total intrinsic value of stock options exercised during the nine months ended September 30, 2015 and 2014 was $8.5 million and $1.1 million, respectively. The total fair value of stock options vested was $87 thousand and $125 thousand for the nine months ended September 30, 2015 and 2014, respectively. Unrecognized stock-based compensation expense related to stock options totaled $69 thousand at September 30, 2015. At such date, the weighted-average period over which this unrecognized stock option expense is expected to be recognized was 2.68 years.

The Company has unvested restricted stock award grants of 387,753 shares under the 2006 Plan at September 30, 2015. Unrecognized stock based compensation expense related to restricted stock awards totaled $6.6 million at September 30, 2015. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.66 years. The following table summarizes the unvested restricted stock awards at September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015		2014
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at beginning	509,336	$21.58	614,580	$18.71
Issued	78,070	36.06	78,947	33.24
Forfeited	(4,150)	31.83	(832)	23.59
Vested	(195,503)	20.74	(184,921)	17.54
Unvested at end	387,753	$24.81	507,774	$21.33

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At September 30, 2015, the 2011 ESPP had 437,727 shares remaining for issuance.

Included in salaries and employee benefits the Company recognized $3.7 million and $2.9 million in stock-based compensation expense for the nine months ended September 30, 2015 and 2014, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 10.  Other Comprehensive Income

The following table presents the components of other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended September 30, 2015
Net unrealized gain on securities available-for-sale	$3,512	$1,405	$2,107
Net unrealized loss on derivatives	(6,627)	(2,651)	(3,976)
Less: Reclassification adjustment for net gains included in net income	(60)	(24)	(36)
Other Comprehensive Loss	$(3,175)	$(1,270)	$(1,905)

Three Months Ended September 30, 2014
Net unrealized loss on securities available-for-sale	$(543)	$(217)	$(326)
Less: Reclassification adjustment for net gains included in net income	-	-	-
Other Comprehensive Loss	$(543)	$(217)	$(326)

Nine Months Ended September 30, 2015
Net unrealized gain on securities available-for-sale	$3,325	$1,330	$1,995
Net unrealized loss on derivatives	(3,445)	(1,378)	(2,067)
Less: Reclassification adjustment for net gains included in net income	(2,224)	(890)	(1,334)
Other Comprehensive Loss	$(2,344)	$(938)	$(1,406)

Nine Months Ended September 30, 2014
Net unrealized gain on securities available-for-sale	$8,062	$3,225	$4,837
Less: Reclassification adjustment for net gains included in net income	(10)	(4)	(6)
Other Comprehensive Income	$8,052	$3,221	$4,831

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2015 and 2014.

	Securities		Accumulated Other
(dollars in thousands)	Available For Sale	Derivatives	Comprehensive (Loss) Income

Three Months Ended September 30, 2015
Balance at Beginning of Period	$3,146	$-	$3,146
Other comprehensive income (loss) before reclassifications	2,107	(3,976)	(1,869)
Amounts reclassified from accumulated other comprehensive income	(36)	-	(36)
Net other comprehensive income (loss) during period	2,071	(3,976)	(1,905)
Balance at End of Period	$5,217	$(3,976)	$1,241

Three Months Ended September 30, 2014
Balance at Beginning of Period	$1,838	$-	$1,838
Other comprehensive loss before reclassifications	(326)	-	(326)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive (loss) during period	(326)	-	(326)
Balance at End of Period	$1,512	$-	$1,512

Nine Months Ended September 30, 2015
Balance at Beginning of Period	$2,647	$-	$2,647
Other comprehensive income (loss) before reclassifications	1,995	(2,067)	(72)
Amounts reclassified from accumulated other comprehensive income	(1,334)	-	(1,334)
Net other comprehensive income (loss) during period	661	(2,067)	(1,406)
Balance at End of Period	$3,308	$(2,067)	$1,241

Nine Months Ended September 30, 2014
Balance at Beginning of Period	$(3,319)	$-	$(3,319)
Other comprehensive income before reclassifications	4,837	-	4,837
Amounts reclassified from accumulated other comprehensive income	(6)	-	(6)
Net other comprehensive income during period	4,831	-	4,831
Balance at End of Period	$1,512	$-	$1,512

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014.

	Amount Reclassified from		Affected Line Item in
Details about Accumulated Other	Accumulated Other		the Statement Where
Comprehensive Income Components (dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three Months Ended September 30,
	2015	2014
Realized gain on sale of investment securities	$60	$-	Gain on sale of investment securities
	(24)	-	Tax Expense
Total Reclassifications for the Period	$36	$-	Net of Tax

	Amount Reclassified from		Affected Line Item in
Details about Accumulated Other	Accumulated Other		the Statement Where
Comprehensive Income Components (dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Nine Months Ended September 30,
	2015	2014
Realized gain on sale of investment securities	$2,224	$10	Gain on sale of investment securities
	(890)	(4)	Tax Expense
Total Reclassifications for the Period	$1,334	$6	Net of Tax

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2015
Assets:
Investment securities available for sale:
U. S. Government agency securities	$-	$69,078	$-	$69,078
Residential mortgage backed securities	-	322,020	-	322,020
Municipal bonds	-	117,866	-	117,866
Corporate bonds	-	15,018	-	15,018
Other equity investments	125	-	219	344
Loans held for sale	-	35,713	-	35,713
Mortgage banking derivatives	-	-	197	197
Interest rate swap derivatives	-	-	-	-
Total assets measured at fair value on a recurring basis as of September 30, 2015	$125	$559,695	$416	$560,236

Liabilities:
Interest rate swap derivatives	-	3,445	-	3,445
Total liabilities measured at fair value on a recurring basis as of September 30, 2015	$-	$3,445	$-	$3,445

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2014
Assets:
Investment securities available for sale:
U. S. Government agency securities	$-	$29,894	$-	$29,894
Residential mortgage backed securities	-	240,320	-	240,320
Municipal bonds	-	111,712	-	111,712
Other equity investments	198	-	219	417
Loans held for sale	-	44,317	-	44,317
Mortgage banking derivatives	-	-	146	146
Total assets measured at fair value on a recurring basis as of December 31, 2014	$198	$426,243	$365	$426,806

Liabilities:
Interest rate swap derivatives	-	-	-	-
Total liabilities measured at fair value on a recurring basis as of September 30, 2014	$-	$-	$-	$-

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Other Equity	Derivative
(dollars in thousands)	Investments	Assets/(Liabilities)	Total
Assets:
Beginning balance at December 31, 2014	$219	$146	$365
Realized gain (loss) included in earnings - net mortgage banking derivatives	-	51	51
Principal redemption	-	-	-
Ending balance at September 30, 2015	$219	$197	$416

Liabilities:
Beginning balance at December 31, 2014	$-	$250	$250
Realized gain (loss) included in earnings - net mortgage banking derivatives	-	(5)	(5)
Principal redemption	-	-	-
Ending balance at September 30, 2015	$-	$245	$245

	Other Equity	Derivative
(dollars in thousands)	Investments	Assets/(Liabilities)	Total
Assets:
Beginning balance at December 31, 2013	$219	$-	$219
Realized gain (loss) included in earnings - net mortgage banking derivatives	-	146	146
Ending balance at December 31, 2014	$219	$146	$365

Liabilities:
Beginning balance at December 31, 2013	$-	$-	$-
Realized gain (loss) included in earnings - net mortgage banking derivatives	-	250	250
Ending balance at December 31, 2014	$-	$250	$250

Securities classified as Level 3 include securities in less liquid markets, the carrying amount approximate the fair value. The securities consist of equity investments in the form of common stock of two local banking companies which are not publicly traded.

The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a Level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale, includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

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

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2015
Impaired loans:
Commercial	$-	$279	$2,237	$2,516
Income producing - commercial real estate	-	5,587	307	5,894
Owner occupied - commercial real estate	-	282	599	881
Real estate mortgage - residential	-	-	333	333
Construction - commercial and residential	-	-	221	221
Home equity	-	198	125	323
Other consumer	-	-	72	72
Other real estate owned	-	9,494	458	9,952
Total assets measured at fair value on a nonrecurring basis as of September 30, 2015	$-	$15,840	$4,352	$20,192

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2014
Impaired loans:
Commercial	$-	$781	$7,171	$7,952
Income producing - commercial real estate	-	703	1,199	1,902
Owner occupied - commercial real estate	-	-	824	824
Real estate mortgage - residential	-	-	346	346
Construction - commercial and residential	-	-	3,297	3,297
Home equity	-	5	963	968
Other consumer	-	-	13	13
Other real estate owned	-	9,184	4,040	13,224
Total assets measured at fair value on a nonrecurring basis as of December 31, 2014	$-	$10,673	$17,853	$28,526

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2015, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Mortgage banking derivatives: These derivative instruments, which are classified as Level 3 of the fair value hierarchy, are used to hedge residential mortgage loans held for sale that utilize mandatory delivery and the related interest rate lock commitments and include forward commitments to sell those loans. The fair values of derivative financial instruments are based on derivative market data inputs as of the valuation date and the underlying value of mortgage loans for interest rate lock commitments.

Interest rate swap derivatives: These derivative instruments consist of forward starting interest rate swap agreements, which are accounted for as cash flow hedges. The Company's derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives are determined using discounted cash flow models. These models’ key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings when the market value exceeds certain threshold limits. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.

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

The estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Assets
Cash and due from banks	$10,703	$10,703	$-	$10,703	$-
Federal funds sold	4,076	4,076	-	4,076	-
Interest bearing deposits with other banks	291,276	291,276	-	291,276	-
Investment securities	524,326	524,326	125	523,982	219
Federal Reserve and Federal Home Loan Bank stock	16,865	16,865	-	16,865	-
Loans held for sale	35,713	35,713	-	35,713	-
Loans	4,776,965	4,778,753	-	6,346	4,772,407
Bank owned life insurance	58,284	58,284	-	58,284	-
Annuity investment	12,137	12,137	-	12,137	-
Mortgage banking derivatives	197	197	-	-	197
Interst rate swap derivatives	-	-	-	-	-

Liabilities
Noninterest bearing deposits	1,402,447	1,402,447	-	1,402,447	-
Interest bearing deposits	2,722,026	2,722,026	-	2,722,026	-
Certificates of deposit	802,115	802,449	-	802,449	-
Customer repurchase agreements	64,893	64,893	-	64,893	-
Borrowings	70,000	70,000	-	70,000	-
Mortgage banking derivatives	245	245	-	-	245
Interst rate swap derivatives	3,445	3,445	-	3,445	-

December 31, 2014
Assets
Cash and due from banks	$9,097	$9,097	$-	$9,097	$-
Federal funds sold	3,516	3,516	-	3,516	-
Interest bearing deposits with other banks	243,412	243,412	-	243,412	-
Investment securities	382,343	382,343	198	381,926	219
Federal Reserve and Federal Home Loan Bank stock	22,560	22,560	-	22,560	-
Loans held for sale	44,317	44,669	-	44,669	-
Loans	4,312,399	4,314,618	-	1,489	4,313,129
Bank owned life insurance	56,594	56,594	-	56,594	-
Annuity investment	11,277	11,277	-	11,277	-
Mortgage banking derivatives	146	146	-	-	146

Liabilities
Noninterest bearing deposits	1,175,799	1,175,799	-	1,175,799	-
Interest bearing deposits	2,446,228	2,446,228	-	2,446,228	-
Certificates of deposit	688,741	688,067	-	688,067	-
Customer repurchase agreements	61,120	61,120	-	61,120	-
Borrowings	219,300	220,838	-	220,838	-
Mortgage banking derivatives	250	250	-	-	250

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

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The cash surrender value of the annuity contracts was $12.1 million at September 30, 2015 and is included in other assets on the consolidated balance sheet. For the three and nine months ended September 30, 2015, the Company recorded benefit expense accruals of $255 thousand and $764 thousand for this post retirement benefit.

Upon death of an executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively finance payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

Note 13.  Subsequent Event

On November 2, 2015, Eagle Bancorp, Inc. (the “Company”), redeemed all of the 56,600 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share (the “Series B Preferred Stock”) issued to the United States Secretary of the Treasury (the “Treasury”) in July 2011 pursuant to the Small Business Lending Fund program (“SBLF”), and all of the 15,300 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation amount $1,000 per share (“Series C Preferred Stock”), issued in October 2014 in connection with the Company’s acquisition of Virginia Heritage Bank (“VHB”) in exchange for VHB’s SBLF preferred stock originally issued to the Treasury in June 2011. The aggregate redemption price of the Series B Preferred Stock and Series C Preferred Stock was approximately $71.96 million, including dividends accrued but unpaid through, but not including the redemption date.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating seventeen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. As of September 30, 2015 the Bank has a total of twenty-two branch offices, including ten in Northern Virginia, seven in Montgomery County, Maryland, and five in Washington, D.C. During the fourth quarter, the Company intends to consolidate one Northern Virginia branch, resulting in a total of twenty-one branch offices.

The Bank offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Bank emphasizes providing commercial banking services to sole proprietors, small, and medium sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages Other Real Estate Owned (“OREO”) assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with two third parties. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and/or construction of real estate projects. ECV lending involves higher levels of risk, together with commensurate expected returns.

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

RESULTS OF OPERATIONS

Earnings Summary

For the nine months ended September 30, 2015, the Company’s net income was $61.8 million, a 56% increase (52% on an operating basis) over the $39.5 million ($40.8 million on an operating basis) for the nine months ended September 30, 2014. Net income available to common shareholders was $61.3 million ($1.88 per basic common share and $1.84 per diluted common share), as compared to $39.1 million ($40.3 million on an operating basis), or $1.50 per basic common share and $1.47 per diluted common share ($1.55 per basic common share and $1.52 per diluted common share on an operating basis) for the same nine month period in 2014, a 25% increase per basic and diluted share (21% increase per basic and diluted common share on an operating basis).

For the three months ended September 30, 2015, the Company’s net income was $21.5 million, a 52% increase over the $14.1 million net income ($14.8 million on an operating basis) for the three months ended September 30, 2014. Net income available to common shareholders for the three months ended September 30, 2015 increased 53% to $21.3 million as compared to $13.9 million ($14.6 million on an operating basis) for the same period in 2014. Net income per basic and diluted common share for the three months ended September 30, 2015 was $0.64 and $0.63, respectively as compared to $0.54 per basic common share and $0.52 per diluted common share ($0.57 per basic common share and $0.55 per diluted common share on an operating basis) for the same period in 2014, a 19% increase per basic common share and 21% per diluted common share (13% increase per basic common share and 15% per diluted common share on an operating basis).

Operating earnings for the three and nine months ended September 30, 2014, exclude merger related expenses net of tax of $674 thousand ($0.03 per basic and diluted shares) and $1.3 million ($0.05 per basic and diluted shares) related to the Merger with Virginia Heritage, respectively. Where it is appropriate, parenthetical references refer to operating earnings. Reconciliations of GAAP earnings to operating earnings are contained under the section “Use of Non-GAAP Financial Measures”.

As of October 31, 2014, the Company completed the Merger, which added approximately $800 million in loans, $645 million in deposits and 35 full time salaried employees.

The increase in net income for the nine months ended September 30, 2015 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 37.1% over the same period in 2014. Net interest income grew 35.3% in the first nine months of 2015 as compared to the same period in 2014 due to average earning asset growth of 39.8%.

For the nine months ended September 30, 2015, the Company reported an annualized return on average assets (“ROAA”) of 1.49% as compared to 1.36% (1.40% on an operating basis) for the nine months ended September 30, 2014. The annualized return on common equity (“ROACE”) for the nine months ended September 30, 2015 was 12.41%, as compared to 14.33% (14.79% on an operating basis) for the nine months ended September 30, 2014, the lower ROACE due to the higher average capital position.

The increase in net income for the three months ended September 30, 2015 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 32.0% over the same period in 2014. Net interest income grew 32.4% for the three months ended September 30, 2015 as compared to the same period in 2014 due to average earning asset growth of 39.4%.

For the three months ended September 30, 2015, the Company reported an annualized ROAA of 1.47% as compared to 1.37% (1.44% on an operating basis) for the three months ended September 30, 2014. The annualized ROACE for the three months ended September 30, 2015 was 11.95%, as compared to 14.52% (15.22% on an operating basis) for the three months ended September 30, 2014, the lower ROACE due to the higher average capital position.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, decreased 14 basis points from 4.46% for the nine months ended September 30, 2014 to 4.32% for the nine months ended September 30, 2015. For the first nine months in 2015, the Company has been able to maintain its loan portfolio yields relatively close to 2014 levels (5.25% versus 5.40%) due to disciplined loan pricing practices, while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. Average earning assets yields were lower by 9 basis points (4.68% versus 4.77%) in the first nine months of 2015 as compared to the same period in 2014. The average cost of interest bearing liabilities increased by 8 basis points (from 0.47% to 0.55%) for the nine months ended September 30, 2015 as compared to same period in 2014. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 17 basis points for the first nine months in 2015 (4.13% versus 4.30%) as compared to 2014.

In spite of the decline in the net interest spread, the Company believes it has managed its cost of funds aggressively and been extremely disciplined in setting new loan rates. The benefit of noninterest sources funding earning assets increased by 3 basis points from 16 basis points to 19 basis points for the nine months ended September 30, 2015 versus the same period in 2014. The combination of a 17 basis point decrease in the net interest spread and a 3 basis point increase in the value of noninterest sources resulted in the 14 basis point decrease in the net interest margin for the first nine months of 2015 as compared to the same period in 2014. The net interest margin was positively impacted by 7 basis points in the nine months ended September 30, 2015 as a result of $2.8 million in amortization of the credit mark adjustment from the Merger.

The net interest margin as a percentage of earning assets decreased 22 basis points from 4.45% for the three months ended September 30, 2014 to 4.23% for the three months ended September 30, 2015. For the three months ended September 30, 2015, the Company has been able to maintain its loan portfolio yields relatively close to 2014 levels (5.19% versus 5.39%) due to disciplined loan pricing practices, while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. Average earning assets yields were lower by 20 basis points (4.58% versus 4.78%) for the quarter ended September 30, 2015 as compared to the same period in 2014. This decrease in average earning asset yields compares to an increase of 4 basis points (from 0.50% to 0.54%) in the cost of interest bearing liabilities. The net interest margin was positively impacted by 4 basis points in the three months ended September 30, 2015 as a result of $589 thousand in amortization of the credit mark adjustment from the Merger.

The net interest spread decreased by 24 basis points for the three months ended September 30, 2015 (4.04% versus 4.28%) as compared to 2014, as the Company has managed its cost of funds aggressively and been extremely disciplined in setting new loan rates. The benefit of noninterest sources funding earning assets increased by 2 basis points from 17 basis points to 19 basis points for the three months ended September 30, 2015 versus the same period in 2014. The combination of a 24 basis point decrease in the net interest spread and a 2 basis point increase in the value of noninterest sources resulted in the 22 basis point decrease in the net interest margin for the three months ended September 30, 2015 as compared to the same period in 2014.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as average market interest rates have remained relatively low. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 90% of the Company’s total revenue for the nine months ended September 30, 2015.

On July 24, 2015, the Company completed the sale of the indirect consumer loan portfolio acquired in the Merger, amounting to approximately $80.3 million as of the time of sale. The sale of this non-strategic loan class allows the Company to deploy the funds into commercial and commercial real estate loans, its core competency, improve its yield on earning assets and reduce operating expenses. The fair value adjustment was included in the June 30, 2015 balance sheet as an adjustment to intangibles established in the Merger transaction.

For the first nine months of 2015, total loans grew 10.8% over December 31, 2014, and were 39.2% higher at September 30, 2015 as compared to September 30, 2014. For the nine months of 2015, total deposits increased 14.3% over December 31, 2014, and were 39.4% higher at September 30, 2015 than at September 30, 2014. Growth in loans and deposits over the last twelve months was in part due to the Merger with Virginia Heritage. Excluding balances acquired in the Merger, and the sale of the indirect consumer loan portfolio, organic loan and deposit growth over the last twelve months was 18% for loans and 21% for deposits.

In order to fund growth in average loans of 43.1% over the nine months ended September 30, 2015 as compared to the same period in 2014, as well as sustain significant liquidity, the Company has relied on both core deposit growth and brokered or wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts primarily as a result of effectively building new and enhanced client relationships. Growth in average time deposits has derived primarily from significant time deposits acquired in the Merger, a CD special offer in the second quarter of 2015 which raised $50 million and increases in brokered deposit sources, which are both readily available and cost effective. Average total deposits grew by 38.1% for the first nine months of 2015 as compared to the same period in 2014.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, increased from 82.9% of average earning assets in the first nine months of 2014 to 84.9% of average earning assets in the first nine months of 2015. For the first nine months of 2015, as compared to the same period in 2014, average loans, excluding loans held for sale, increased $1.4 billion, a 43.1% increase. The increase in average loans in the first nine months of 2015 as compared to the first nine months of 2014 is primarily attributable to growth in both construction – commercial and residential, and investment commercial real estate loans. The mix of average investment securities for the nine month periods ended September 30, 2015 and 2014 amounted to 7.8% and 10.5% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 7.3% of average earning assets in the first nine months of 2015 and 6.6% for the same period in 2014, due to the $1.5 billion increase in average earning assets for the nine months ended September 30, 2015 as compared to the same period in 2014. The average combination of federal funds sold, interest bearing deposits with other banks and loans held for sale increased $139.6 million for the nine months ended September 30, 2015 as compared to the same period in 2014.

As noted above, increases in average deposits in the first nine months of 2015, as compared to the first nine months of 2014, is attributable to growth in money market accounts and time deposits. Total borrowed funds (excluding customer repurchase agreements) were $70.0 million at September 30, 2015 as compared to $109.3 million at September 30, 2014, a 36.0% decrease, and $219.3 million at December 31, 2014, a 68.1% decrease. The decline in borrowed funds in the first nine months of 2015 as compared to December 31, 2014 was the result of the payoff of all FHLB advances and the $9.3 million in subordinated notes due 2021.

The provision for credit losses was $10.0 million for the nine months ended September 30, 2015 as compared to $7.2 million for the nine months ended September 30, 2014. The higher provisioning in the first nine months of 2015, as compared to the first nine months of 2014, is due to higher net charge-offs. Net charge-offs of $5.8 million in the first nine months of 2015 represented an annualized 0.17% of average loans, excluding loans held for sale, as compared to $3.1 million or an annualized 0.13% of average loans, excluding loans held for sale, in the first nine months of 2014. Net charge-offs in the first nine months of 2015 were attributable primarily to commercial and industrial loans ($4.6 million), home equity and other consumer ($736 thousand), and income producing-commercial real estate loans ($625 thousand), offset by a recovery in construction commercial real estate loans ($114 thousand).

The provision for credit losses was $3.3 million for the three months ended September 30, 2015 as compared to $2.1 million for the three months ended September 30, 2014. The higher provisioning in the third quarter of 2015, as compared to the third quarter of 2014, is due to higher net charge-offs and growth in the loan portfolio. Net charge-offs of $1.9 million in the third quarter of 2015 represented an annualized 0.16% of average loans, excluding loans held for sale, as compared to $709 thousand or an annualized 0.09% of average loans, excluding loans held for sale, in the third quarter of 2014. Net charge-offs in the third quarter of 2015 were attributable primarily to commercial and industrial loans.

At September 30, 2015 the allowance for credit losses represented 1.05% of loans outstanding, as compared to 1.07% at December 31, 2014, and 1.31% at September 30, 2014. The decrease in the allowance for credit losses as a percentage of total loans at September 30, 2015, as compared to September 30, 2014, from 1.31% to 1.05%, is due substantially to loans acquired in the Merger being accounted for at fair value in accordance with U.S. GAAP. The allowance for credit losses represented 348% of nonperforming loans, referred to as the Coverage Ratio, at September 30, 2015, as compared to 153% at September 30, 2014 and 205% at December 31, 2014, resulting primarily from a decrease in non-performing loans.

Total noninterest income for the nine months ended September 30, 2015 increased to $20.1 million from $13.0 million for the nine months ended September 30, 2014, a 54.5% increase. This increase was primarily due to $5.1 million higher gains on the sale of residential mortgage loans and to gains realized on the sale of investment securities of $2.2 million, offset by a $1.1 million loss on the early extinguishment of debt due to the early payoff of FHLB advances. Residential mortgage loans closed were $723 million for the first nine months of 2015 versus $389 million for the first nine months of 2014. Investment gains were realized in February 2015 to take advantage of market conditions. This decision to pay off the FHLB advances early was based upon the deposit growth in the quarter and expected benefits to the cost of funds going forward. Excluding investment securities gains and the loss on early extinguishment of debt, total noninterest income was $19.0 million for the nine months ended September 30, 2015, as compared to $13.0 million for the same period in 2014, a 46.2% increase.

Total noninterest income for the three months ended September 30, 2015 increased to $6.1 million from $4.8 million for the three months ended September 30, 2014, a 28.1% increase. This increase was primarily due to an increase of $1.1 million in gains on the sale of residential mortgage loans, offset by a decrease in SBA gains. Residential mortgage loans closed were $174.6 million for the third quarter in 2015 versus $162.8 million for the third quarter of 2014.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 42.86% for the nine months ended September 30, 2015, as compared to 50.38% (49.33% on an operating basis) for the same period in 2014. Total noninterest expenses totaled $82.1 million for the nine months ended September 30, 2015, as compared to $70.4 million ($68.9 million on an operating basis) for the nine months ended September 30, 2014, a 16.6% increase (19.1% on an operating basis). Cost increases for salaries and benefits were $4.2 million, due primarily to increased staff from the Merger, merit increases, employee benefit expense increases and incentive compensation. Premises and equipment expenses were $2.5 million higher, due to costs of additional branches and office space acquired in the Merger and to increases in leasing costs. Marketing and advertising expense increased by $761 thousand primarily due to costs associated with digital and print advertising and sponsorships. Data processing expense increased $1.0 million primarily due to increased accounts and transaction volume primarily arising out of the Merger and to higher network expenses. Higher FDIC expenses of $668 thousand were due to both higher average assets and higher deposit levels. Other expenses increased $3.5 million primarily due to costs and valuations associated with other real estate owned, franchise tax and higher core deposit intangible amortization.

Total noninterest expenses totaled $27.4 million for the three months ended September 30, 2015, as compared to $25.1 million ($24.3 million on an operating basis) for the three months ended September 30, 2014, a 9% increase (13% increase on an operating basis). Cost increases for salaries and benefits were $441 thousand, due primarily to increased staff from the Merger, merit increases, and employee benefit expense increases. Premises and equipment expenses were $600 thousand higher, due to costs of additional branches and office space acquired in the Merger and to increases in leasing costs. Marketing and advertising expense increased by $218 thousand primarily due to costs associated with digital and print advertising. Data processing expense increased $404 thousand primarily due to increased accounts and transaction volume primarily arising out of the Merger. Legal, accounting and professional fees increased by $323 thousand primarily due to professional fees. Higher FDIC expenses of $221 thousand were due to both average asset growth and higher deposit levels. Other expenses increased $938 thousand primarily due to franchise tax and core deposit intangible amortization. The efficiency ratio improved to 42.04% for the third quarter of 2015, as compared to 50.90% (49.11% on an operating basis) for the third quarter of 2014.

The ratio of common equity to total assets increased from 9.26% at September 30, 2014 to 12.13% at September 30, 2015, due primarily to the public offering of common stock completed during the first quarter of 2015 and to the issuance of common stock to consummate the Merger. As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first nine months of 2015, net interest income increased 35.3% over the same period for 2014. Average loans increased $1.4 billion and average deposits increased by $1.3 billion. The net interest margin was 4.32% for the nine months of 2015, as compared to 4.46% for the nine months of 2014. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

The tables below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three and nine months ended September 30, 2015 and 2014. Included in the tables are a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$374,778	$228	0.24%	$209,997	$125	0.24%
Loans held for sale (1)	38,373	374	3.90%	45,069	457	4.06%
Loans (1) (2)	4,636,298	60,632	5.19%	3,317,731	45,045	5.39%
Investment securities available for sale (2)	491,800	2,745	2.21%	395,528	2,255	2.26%
Federal funds sold	3,586	2	0.22%	9,534	4	0.17%
Total interest earning assets	5,544,835	63,981	4.58%	3,977,859	47,886	4.78%

Total noninterest earning assets	281,109			137,024
Less: allowance for credit losses	49,540			43,969
Total noninterest earning assets	231,569			93,055
TOTAL ASSETS	$5,776,404			$4,070,914

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$202,885	$97	0.19%	$116,315	$35	0.12%
Savings and money market	2,453,141	2,092	0.34%	1,945,816	1,575	0.32%
Time deposits	797,472	1,550	0.77%	372,695	579	0.62%
Total interest bearing deposits	3,453,498	3,739	0.43%	2,434,826	2,189	0.36%
Customer repurchase agreements	56,624	33	0.23%	69,579	38	0.21%
Other short-term borrowings	3	-	-	-	-	-
Long-term borrowings	72,509	1,124	6.07%	82,670	1,024	4.85%
Total interest bearing liabilities	3,582,634	4,896	0.54%	2,587,075	3,251	0.50%

Noninterest bearing liabilities:
Noninterest bearing demand	1,389,208			1,035,405
Other liabilities	26,283			11,064
Total noninterest bearing liabilities	1,415,491			1,046,469

Shareholders’ equity	778,279			437,370
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,776,404			$4,070,914

Net interest income		$59,085			$44,635
Net interest spread			4.04%			4.28%
Net interest margin			4.23%			4.45%
Cost of funds			0.35%			0.33%

(1)

Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.2 million and $3.1 million for the three months ended September 30, 2015 and 2014, respectively.

(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$336,545	$604	0.24%	$209,332	$379	0.24%
Loans held for sale (1)	45,863	1,288	3.74%	31,571	957	4.04%
Loans (1) (2)	4,505,092	176,775	5.25%	3,148,943	127,224	5.40%
Investment securities available for sale (2)	412,912	7,189	2.33%	398,298	6,911	2.32%
Federal funds sold	6,992	13	0.25%	8,867	11	0.17%
Total interest earning assets	5,307,404	185,869	4.68%	3,797,011	135,482	4.77%

Total noninterest earning assets	279,388			135,526
Less: allowance for credit losses	48,240			42,628
Total noninterest earning assets	231,148			92,898
TOTAL ASSETS	$5,538,552			$3,889,909

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$178,256	$208	0.16%	$115,561	$135	0.16%
Savings and money market	2,379,643	6,066	0.34%	1,895,602	4,583	0.32%
Time deposits	778,375	4,394	0.75%	399,994	2,207	0.74%
Total interest bearing deposits	3,336,274	10,668	0.43%	2,411,157	6,925	0.38%
Customer repurchase agreements	54,945	94	0.23%	63,768	107	0.22%
Other short-term borrowings	27,492	54	-	-	-	-
Long-term borrowings	86,640	3,687	5.61%	53,915	1,788	4.37%
Total interest bearing liabilities	3,505,351	14,503	0.55%	2,528,840	8,820	0.47%

Noninterest bearing liabilities:
Noninterest bearing demand	1,275,050			929,115
Other liabilities	25,995			10,663
Total noninterest bearing liabilities	1,301,045			939,778

Shareholders’ equity	732,156			421,291
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,538,552			$3,889,909

Net interest income		$171,366			$126,662
Net interest spread			4.13%			4.30%
Net interest margin			4.32%			4.46%
Cost of funds			0.36%			0.31%

(1)

Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $8.9 million and $8.4 million for the nine months ended September 30, 2015 and 2014, respectively.

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

During the first nine months of 2015, the allowance for credit losses increased $4.2 million, reflecting $10.0 million in provision for credit losses and $5.8 million in net charge-offs during the period. The provision for credit losses was $10.0 million for the nine months ended September 30, 2015 as compared to $7.2 million for the nine months ended September 30, 2014. At September 30, 2015, the allowance for credit losses represented 1.05% of loans outstanding, compared to 1.07% at December 31, 2014 and 1.31% at September 30, 2014. The higher provisioning in the first nine months of 2015, as compared to the first nine months of 2014, is due to higher net charge-offs. Net charge-offs of $5.8 million represented an annualized 0.17% of average loans, excluding loans held for sale, in the first nine months of 2015, as compared to $3.1 million or an annualized 0.13% of average loans, excluding loans held for sale, for the same period of 2014.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014
Balance at beginning of year	$46,075	$40,921
Charge-offs:
Commercial	4,693	1,968
Income producing - commercial real estate	651	22
Owner occupied - commercial real estate	-	35
Real estate mortgage - residential	-	138
Construction - commercial and residential	-	1,426
Construction - C&I (owner occupied)	-	-
Home equity	644	379
Other consumer	182	84
Total charge-offs	6,170	4,052

Recoveries:
Commercial	135	802
Income producing - commercial real estate	26	4
Owner occupied - commercial real estate	2	7
Real estate mortgage - residential	5	-
Construction - commercial and residential	114	77
Construction - C&I (owner occupied)	-	-
Home equity	5	8
Other consumer	85	8
Total recoveries	372	906
Net charge-offs	5,798	3,146
Additions charged to operations	10,043	7,179
Balance at end of period	$50,320	$44,954

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.17%	0.13%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2015		December 31, 2014		September 30, 2014
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$11,640	21%	$13,222	21%	$13,173	23%
Income producing - commercial real estate	13,715	42%	11,442	40%	11,201	41%
Owner occupied - commercial real estate	3,100	10%	2,954	11%	3,315	10%
Real estate mortgage - residential	1,066	3%	1,259	3%	980	4%
Construction - commercial and residential	17,765	20%	14,982	18%	13,731	18%
Construction - C&I (owner occupied)	1,159	1%	643	1%	905	1%
Home equity	1,606	3%	1,469	3%	1,362	3%
Other consumer	269	-	104	3%	287	-
Total allowance	$50,320	100%	$46,075	100%	$44,954	100%

(1)	Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings (“TDRs”) and other real estate owned, totaled $24.4 million at September 30, 2015 representing 0.41% of total assets, as compared to $35.7 million of nonperforming assets, or 0.68% of total assets, at December 31, 2014 and $38.0 million of nonperforming assets, or 0.91% of total assets, at September 30, 2014. The Company had no accruing loans 90 days or more past due at September 30, 2015, December 31, 2014 or September 30, 2014. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.05% of total loans at September 30, 2015, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had ten TDR’s at September 30, 2015 totaling approximately $15.4 million. Nine of these loans, totaling approximately $15.2 million, are performing under the modified terms, and as a result are not disclosed in the table below. During the nine months of 2015, there were no defaults on restructured loans, as compared to the first nine months of 2014, which had one default totaling approximately $2.1 million on a restructured loan. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There were no nonperforming TDRs reclassified to nonperforming loans as of September 30, 2015. There was one nonperforming TDR totaling $2.1 million reclassified to nonperforming loans during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, five nonperforming TDRs totaling $8.3 million were removed from TDR status after the loans migrated from nonperforming loans. Two nonperforming TDRs totaling $6.1 million were sold during the second quarter, an owner occupied loan totaling $4.1 million and a commercial loan totaling $2.0 million. One nonperforming TDR totaling approximately $2.0 million was reclassified to OREO after the Company took possession of the underlying collateral. The Company was paid off on another TDR totaling $217 thousand. Finally, one TDR totaling $95 thousand was charged-off. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were three loans modified in a TDR during the three months ended September 30, 2015. For the nine months ended September 30, 2015, there were a total of four loans modified in a TDR. There was one loan modified in a TDR during the three and nine months ended September 30, 2014.

Total nonperforming loans amounted to $14.5 million at September 30, 2015 (0.30% of total loans), compared to $22.4 million at December 31, 2014 (0.52% of total loans) and $29.3 million at September 30, 2014 (0.85% of total loans). The decrease in the ratio of nonperforming loans to total loans at September 30, 2015 as compared to September 30, 2014 was due to a decline in the level of nonperforming loans and to loan growth.

Included in nonperforming assets at September 30, 2015 was $10.0 million of OREO, consisting of ten foreclosed properties. The Company had ten foreclosed properties with a net carrying value of $13.2 million at December 31, 2014 and seven foreclosed properties with a net carrying value of $8.6 million at September 30, 2014. OREO properties are carried at fair value or appraised value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first nine months of 2015, five foreclosed properties with a net carrying value of $4.2 million were sold for a net loss of $209 thousand. The decrease in OREO at September 30, 2015, is due to the sale of five OREO properties and a $750 thousand write down of one OREO property.

The following table shows the amounts of nonperforming assets at the dates indicated.

	September 30,		December 31,
(dollars in thousands)	2015	2014	2014
Nonaccrual Loans:
Commercial	$4,828	$15,431	$12,975
Income producing - commercial real estate	6,721	2,553	2,645
Owner occupied - commercial real estate	1,281	3,502	1,324
Real estate mortgage - residential	333	350	346
Construction - commercial and residential	571	6,919	3,697
Construction - C&I (owner occupied)	-	-	-
Home equity	661	588	1,398
Other consumer	72	-	58
Accrual loans-past due 90 days	-	-	-
Total nonperforming loans (1)	14,467	29,343	22,443
Other real estate owned	9,952	8,623	13,224
Total nonperforming assets	$24,419	$37,966	$35,667

Coverage ratio, allowance for credit losses to total nonperforming loans	347.82%	153.20%	205.30%
Ratio of nonperforming loans to total loans	0.30%	0.85%	0.52%
Ratio of nonperforming assets to total assets	0.41%	0.91%	0.68%

(1)

Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There were no loans that migrated from performing TDR during the nine months ended September 30, 2015, as compared to the nine months ended September 31, 2014 which had one TDR totaling $2.1 million reclassified to nonperforming loans.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At September 30, 2015, there were $25.8 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $25.8 million in potential problem loans at September 30, 2015 compared to $23.9 million at December 31, 2014, and $15.6 million at September 30, 2014.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, loss on extinguishment of debt, income from BOLI and other income.

Total noninterest income for the nine months ended September 30, 2015 increased to $20.1 million from $13.0 million for the nine months ended September 30, 2014, a 54.5% increase. This increase was primarily due to $5.1 million higher gains on the sale of residential mortgage loans and to gains realized on the sale of investment securities of $2.2 million offset by a $1.1 million loss on the early extinguishment of debt due to the early payoff of FHLB advances. Excluding investment securities gains and the loss on early extinguishment of debt, total noninterest income was $19.0 million for the nine months ended September 30, 2015, as compared to $13.0 million for the same period in 2014, a 46.2% increase.

Total noninterest income for the three months ended September 30, 2015 increased to $6.1 million from $4.8 million for the three months ended September 30, 2014, a 28% increase. This increase was primarily due to an increase of $1.1 million in gains on the sale of residential mortgage loans, offset by a decrease in SBA gains.

For the nine months ended September 30, 2015, service charges on deposit accounts increased by $352 thousand to $4.0 million from $3.6 million in the same period in 2014, an increase of 10%. For the three months ended September 30, 2015, service charges on deposit accounts increased $147 thousand, an increase of 12% from the same three month period in 2014. The increase for the nine and three month periods was primarily related to growth in the number of accounts.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of these mortgage loans yielded gains of $8.7 million for the nine months ended September 30, 2015 compared to $3.6 million in the same period in 2014, as refinancing activity increased beginning in the first quarter of 2015. For the three months ended September 30, 2015 and 2014 gains on the sales of residential mortgages were $2.4 million and $1.3 million, respectively. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the nine months ended September 30, 2015. The reserve amounted to $153 thousand at September 30, 2015 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $694 thousand and $107 thousand for the nine and three months ended September 30, 2015 compared to $1.1 million and $504 thousand for the same nine and three month periods in 2014. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

A $1.1 million loss on the early extinguishment of debt was recorded in March of 2015 due to the early payoff of FHLB advances. This decision was made in light of deposit growth in the quarter and expected benefits to the cost of funds going forward.

Other income totaled $4.5 million for the nine months ended September 30, 2015 as compared to $3.8 million for the same period in 2014, an increase of 19%. ATM fees increased from $870 thousand for the nine months ended September 30, 2014 to $999 thousand for the same period in 2015, a 15% increase. SBA servicing fees increased from $185 thousand for the nine months ended September 30, 2014 to $243 thousand for the same period in 2015, a 31% increase. Noninterest loan fees increased from $1.9 million for the nine months ended September 30, 2014 to $2.5 million for the same period in 2015, a 33% increase. Other noninterest fee income was $711 thousand for the nine months ended September 30, 2015 compared to $807 thousand for the same period in 2014, a 12% decrease.

Other income totaled $1.8 million for the three months ended September 30, 2015 as compared to $1.4 million for the same period in 2014, an increase of 26%. ATM fees increased from $307 thousand for the three months ended September 30, 2014 to $355 thousand for the same period in 2015, a 16% increase. Noninterest loan fees increased from $577 thousand for the three months ended September 30, 2014 to $971 thousand for the same period in 2015, a 68% increase. Other noninterest fee income decreased $105 thousand for the three months ended September 30, 2015 from $481 thousand for the same period in 2014, a 22% decrease.

Noninterest Expense

Total noninterest expenses totaled $82.1 million for the nine months ended September 30, 2015, as compared to $70.4 million ($68.9 million on an operating basis) for the nine months ended September 30, 2014, a 16.6% increase (19.1% on an operating basis). Total noninterest expenses totaled $27.4 million for the three months ended September 30, 2015, as compared to $25.1 million ($24.3 million on an operating basis) for the three months ended September 30, 2014, a 9% increase (13% increase on an operating basis).

Salaries and employee benefits were $45.8 million for the nine months ended September 30, 2015, as compared to $41.6 million for 2014, a 10% increase. Salaries and employee benefits were $15.4 million for the three months ended September 30, 2015, as compared to $14.9 million for the three months ended September 30, 2014, a 3% increase. Cost increases for salaries and benefits for both the nine and three month periods were due primarily to increased staff from the Merger, merit increases, employee benefit expense increases and incentive compensation. At September 30, 2015, the Company’s full time equivalent staff numbered 432, as compared to 427 at December 31, 2014 and 389 at September 30, 2014.

Premises and equipment expenses amounted to $12.1 million for the nine months ended September 30, 2015 as compared to $9.6 million for the same period in 2014, a 26% increase. Premises and equipment expenses amounted to $4.0 million for the three months ended September 30, 2015 as compared to $3.4 million for the same period in 2014, an 18% increase. For both the nine and three month periods premises and equipment expenses were higher due to costs of additional branches and office space acquired in the Merger and to increases in leasing costs. Additionally, for the nine and three months ended September 30, 2015, the Company recognized $274 thousand and $112 thousand of sublease revenue as compared to $84 thousand and $26 thousand for the same periods in 2014. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses increased from $1.4 million for the nine months ended September 30, 2014 to $2.2 million for the same period in 2015, a 54% increase. Marketing and advertising expenses increased from $544 thousand for the three months ended September 30, 2014 to $762 thousand for the same period in 2015, a 40% increase.  The increase in both the nine and three month periods was due to costs associated with digital and print advertising and sponsorships.

Data processing expenses increased from $4.6 million for the nine months ended September 30, 2014 to $5.6 million in the same period in 2015, a 22% increase. Data processing expenses increased from $1.6 million for the three months ended September 30, 2014 to $2.0 million in the same period in 2015, a 26% increase. The increase in expenses for both the nine and three month periods were primarily due to increased accounts and transaction volume primarily arising out of the Merger.

Legal, accounting and professional fees increased from $2.5 million for the nine months ended September 30, 2014 to $2.9 million in the same period in 2015, a 16% increase. Legal, accounting and professional fees increased from $740 thousand for the three months ended September 30, 2014 to $1.1 million in the same period in 2015, a 44% increase. The increase in expenses for both the nine and three month periods were primarily due to professional fees for accounting and legal services.

FDIC insurance premiums were $2.4 million for the nine months ended September 30, 2015, as compared to $1.7 million in 2014, a 40% increase. FDIC insurance premiums were $794 thousand for the three months ended September 30, 2015, as compared to $573 thousand in 2014, a 39% increase. The increase for the both the nine and three month periods were due to higher deposit levels and average asset growth (resulting in part from the Merger) which is a principal factor in the calculation of the amount of insurance premiums.

For the nine months ended September 30, 2015, other expenses amounted to $11.1 million as compared to $7.6 million for the same period in 2014, an increase of 46%. For the three months ended September 30, 2015, other expenses amounted to $3.5 million as compared to $2.5 million for the same period in 2014, an increase of 37%. The major components of cost in this category include core deposit intangible amortization, franchise taxes, director compensation and expenses for the operations of OREO property, as well as valuation adjustments on OREO property. The increase for the both the nine and three month periods was primarily due to costs and valuations associated with OREO, franchise tax and core deposit intangible amortization.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, improved to 42.86% for the first nine months of 2015 as compared to 50.38% (49.33% on an operating basis) for the same period in 2014. As a percentage of average assets, total noninterest expense (annualized) improved to 1.98% for the first nine months of 2015 as compared to 2.42% (2.37% on an operating basis) for the same period in 2014. For the third quarter of 2015 the efficiency ratio improved to 42.04% as compared to 50.90% (49.11% on an operating basis) for the third quarter of 2014. As a percentage of average assets, total noninterest expense (annualized) improved to 1.88% for the third quarter of 2015 as compared to 2.45% (2.36% on an operating basis) for the same period in 2014. Cost control remains a significant operating objective of the Company.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 37.8% for the nine months ended September 30, 2015 as compared to 36.4% for the same period in 2014. For the third quarter of 2015 the effective tax rate was 37.8% compared to 36.4% for the same period in 2014. The higher effective tax rate for the nine and three months ended September 30, 2015 relates to relatively lower levels of tax exempt income.

FINANCIAL CONDITION

Summary

Total assets at September 30, 2015 were $5.89 billion, a 41% increase as compared to $4.17 billion at September 30, 2014, and a 12% increase as compared to $5.25 billion at December 31, 2014. Total loans (excluding loans held for sale) were $4.78 billion at September 30, 2015, a 39% increase as compared to $3.43 billion at September 30, 2014, and an 11% increase as compared to $4.31 billion at December 31, 2014. Loans held for sale amounted to $35.7 million at September 30, 2015 as compared to $41.3 million at September 30, 2014, a 13% decrease, and $44.3 million at December 31, 2014, a 19% decrease. The investment portfolio totaled $524.3 million at September 30, 2015, a 37% increase from the $382.5 million balance at September 30, 2014. As compared to December 31, 2014, the investment portfolio at September 30, 2015 increased by $142.0 million or 37%.

Total deposits at September 30, 2015 were $4.93 billion compared to deposits of $3.53 billion at September 30, 2014, a 39% increase and $4.31 billion at December 31, 2014, a 14% increase. Total borrowed funds (excluding customer repurchase agreements) were $70.0 million at September 30, 2015 as compared to $109.3 million at September 30, 2014, a 36% decrease, and $219.3 million at December 31, 2014, a 68% decrease. The decline in borrowed funds in the first nine months of 2015 as compared to December 31, 2014 was the result of the payoff of all FHLB advances and the $9.3 million in subordinated notes due 2021.

Total shareholders’ equity at September 30, 2015 increased to $786.1 million, compared to shareholders’ equity of $442.6 million at September 30, 2014, a 78% increase, and $620.8 million at December 31, 2014, a 27% increase. The increases are primarily due to retained earnings, the public offering of common stock completed during the first quarter of 2015, which netted approximately $94.5 million, as well as the issuance of common stock to consummate the Merger. The ratio of common equity to total assets was 12.13% at September 30, 2015 as compared to 9.26% at September 30, 2014 and 10.46% at December 31, 2014. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 13.80% at September 30, 2015, as compared to 14.48% at September 30, 2014 and 12.97% at December 31, 2014. In addition, the tangible common equity ratio (tangible common equity to tangible assets) was 10.46% at September 30, 2015, compared to 9.19% at September 30, 2014 and 8.54% at December 31, 2014.

Effective January 1, 2015, the Company, Bank, and all other banks of similar size became subject to new capital requirements. These new requirements create a new required ratio for common equity Tier 1 ("CETI") capital, increase the leverage and Tier 1 capital ratios, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Under the new standards for 2015, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 risk-based ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). The Company and the Bank meets all these new requirements, including the full capital conservation buffer; however, beginning in 2016, failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Loans, net of amortized deferred fees and costs, at September 30, 2015, December 31, 2014 and September 30, 2014 by major category are summarized below.

	September 30, 2015		December 31, 2014		September 30, 2014
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,007,659	21%	$916,226	21%	$798,489	23%
Income producing - commercial real estate	2,022,950	42%	1,703,172	40%	1,382,839	41%
Owner occupied - commercial real estate	489,657	10%	461,581	11%	337,422	10%
Real estate mortgage - residential	147,720	3%	148,018	3%	126,263	4%
Construction - commercial and residential	927,265	20%	793,432	18%	634,736	18%
Construction - C&I (owner occupied)	60,487	1%	58,032	1%	41,846	1%
Home equity	115,346	3%	122,536	3%	107,291	3%
Other consumer	5,881	-	109,402	3%	3,662	-
Total loans	4,776,965	100%	4,312,399	100%	3,432,548	100%
Less: allowance for credit losses	(50,320)		(46,075)		(44,954)
Net loans	$4,726,645		$4,266,324		$3,387,594

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

Loans outstanding reached $4.78 billion at September 30, 2015, an increase of $465 million or 11% as compared to $4.31 billion at December 31, 2014, and increased $1.34 billion or 39% as compared to $3.43 billion at September 30, 2014. Growth in loans over the last twelve months was in part due to the Merger, which added approximately $800 million in loans. Excluding balances acquired in the Merger, and the sale of the indirect consumer loan portfolio, organic loan growth over the last twelve months was 18%.

The Company sold the indirect consumer loan portfolio acquired in the Merger, amounting to approximately $80.3 million as of the time of sale. The sale of this non-strategic loan class allows the Company to deploy the funds into commercial and commercial real estate loans, its core competency, improve its yield on earning assets and reduce operating expenses. The estimated loss of approximately $900 thousand has been included as an adjustment to the intangibles established in the Merger. The transaction closed on July 24, 2015.

The loan growth during the first nine months of 2015 was predominantly in the investment commercial real estate, owner occupied commercial real estate, and commercial segments, along with increases in the construction – commercial and residential. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio. Multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects, while suburban office leasing softened somewhat.  Overall, commercial real estate values have generally held up well with price escalation in prime pockets. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

Owner occupied commercial real estate and owner occupied commercial real estate construction represent 12% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 72% consisting of commercial real estate and real estate construction loans. When only owner occupied commercial real estate is excluded, the percentage of total loans represented by commercial real estate decreases to 62%. Real estate also serves as collateral for loans made for other purposes, resulting in 83% of all loans being secured by real estate.

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

For the nine months ended September 30, 2015, noninterest bearing deposits increased $227 million as compared to December 31, 2014, while interest bearing deposits increased by $389 million during the same period. Average total deposits for the nine months of 2015 were $4.61 billion, as compared to $3.34 billion for the same period in 2014, a 38% increase. Growth in deposits over the last twelve months was in part due to the Merger, which added approximately $645 million in deposits. Excluding balances acquired in the Merger, organic deposit growth over the last twelve months was 21%.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits. The Bank also is able to obtain one way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At September 30, 2015, total deposits included $580.9 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 12% of total deposits. At December 31, 2014, total brokered deposits (excluding the CDARS and ICS two-way) were $506.5 million, or 12% of total deposits. The CDARS and ICS two-way component represented $625.4 million, or 13% of total deposits and $391.3 million or 9% of total deposits at September 30, 2015 and December 31, 2014, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At September 30, 2015, the Company had $1.4 billion in noninterest bearing demand deposits, representing 28% of total deposits, compared to $1.18 billion of noninterest bearing demand deposits at December 31, 2014, or 27% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $64.9 million at September 30, 2015 compared to $61.1 million at December 31, 2014. Customers repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. government agency securities and / or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at September 30, 2015 and December 31, 2014.

The Bank had no borrowings outstanding under its credit facility from the FHLB at September 30, 2015, compared to $30.0 million of borrowings outstanding at September 30, 2014, and $140 million of borrowings outstanding at December 31, 2014. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank’s residential and commercial mortgage and home equity loan portfolios.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at September 30, 2015 or December 31, 2014. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company redeemed the remaining balance of $4.1 million of its $9.3 million of subordinated notes, due 2021 during the three months ended September 30, 2015.

The only long-term borrowing outstanding at September 30, 2015 was the Company’s  August 5, 2014, issuance  of $70.0 million of subordinated notes, due September 1, 2024. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $50.0 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at September 30, 2015. Additionally, the Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at September 30, 2015, and can obtain unsecured funds under one-way CDARS brokered deposits in the amount of $872.4 million, against which there was $7.1 million outstanding at September 30, 2015. The Bank has a commitment at September 30, 2015 from Promontory to place up to $300.0 million of brokered deposits from its IND program with the Bank in amounts requested by the Bank, as compared to an actual balance of $181.8 million at September 30, 2015. At September 30, 2015, the Bank was also eligible to make advances from the FHLB up to $673.0 million based on collateral at the FHLB, of which there were no amounts outstanding at September 30, 2015. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $443.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At September 30, 2015, under the Bank’s liquidity formula, it had $2.63 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at September 30, 2015 are as follows:

(dollars in thousands)
Unfunded loan commitments	$1,715,511
Unfunded lines of credit	104,785
Letters of credit	84,896
Total	$1,905,192

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

During the quarter ended September 30, 2015, as compared to the same three months in 2014, the Company was able to increase its net interest income (by 32%), produce a net interest spread of 4.04%, which was 24 basis points lower than the 4.28% for the same quarter ended 2014, and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended September 30, 2015, the average investment portfolio balances increased from the second quarter of 2015 in part from the reinvestment of a portion of the cash flows from the sale of the indirect consumer loan portfolio which closed in late July 2015, amounting to approximately $80.3 million at the time of sale. In addition to the purchase of investments, cash flows from the sale of the indirect consumer loan portfolio provided additional liquidity for loan originations.

As a result of the sale in the first quarter of 2015 of various longer-term municipal investments, the percentage mix of municipal securities decreased to 24% of total investments at September 30, 2015 from 29% at December 31, 2014, the portion of the portfolio invested in mortgage backed securities decreased to 62% at September 30, 2015 from 63% at December 31, 2014, the portion of the portfolio represented in U.S. Government agency investments increased to 13% at September 30, 2015 from 8% at December 31, 2014 and the Company acquired floating rate corporate bonds in June, 2015 which represented 3% of total investment securities at September 30, 2015. Also resulting from the sale of municipal bonds in 2015, the duration of the investment portfolio decreased to 3.7 years at September 30, 2015 from 4.0 years at December 31, 2014, which better prepared the Company for expected increases in market interest rates.

The re-pricing duration of the loan portfolio was fairly stable at 26 months at September 30, 2015 versus 27 months at December 31, 2014, with fixed rate loans amounting to 37% of total loans at September 30, 2015 compared to 41% of total loans at December 31, 2014. Variable and adjustable rate loans comprised 63% of total loans at September 30, 2015, compared to 59% of total loans at December 31, 2014. Variable rate loans are generally indexed to either the Wall Street Journal prime interest rate, or the one month LIBOR interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio was also fairly stable at 32 months at September 30, 2015, as compared to 34 months at December 31, 2014. The change since December 31, 2014 was due substantially to a slight change in the mix and duration of time deposits.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, together with loans floors existing in 57% of total loans (at September 30, 2015), has resulted in a loan portfolio yield of 5.19% for the three months ended September 30, 2015 as compared to 5.39% for the same period in 2014. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before income tax on the investment portfolio was $5.5 million at September 30, 2015 as compared to a net unrealized gain before tax of $4.4 million at December 31, 2014. The higher net unrealized gain on the investment portfolio at September 30, 2015 as compared to December 31, 2014 was due primarily to higher investment balances. At September 30, 2015, the unrealized gain position represented 1% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from September 30, 2015. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at September 30, 2015, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at September 30, 2015 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at September 30, 2015 is 3.7 years, the loan portfolio 2.2 years; the interest bearing deposit portfolio 2.7 years and the borrowed funds portfolio 3.6 years.

The following table reflects the result of simulation analysis on the September 30, 2015 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+7.6%	+14.5%	-0.3%
+300	+4.4%	+9.1%	-0.7%
+200	+1.3%	+3.8%	-1.2%
+100	-1.2%	-0.2%	-1.4%
0	-	-	-
-100	-1.3%	-2.2%	-6.3%
-200	-3.1%	-5.6%	-12.5%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at September 30, 2015 are not considered to be excessive. The negative impact of -1.2% in net interest income and -0.2% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio and to a lower level of expected residential mortgage sales activity.

In the third quarter of 2015, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of asset liquidity at September 30, 2015 as compared to December 31, 2014, the interest rate risk position at September 30, 2015 was similar to the interest rate risk position at December 31, 2014. As compared to December 31, 2014, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale increased by $39.8 million at September 30, 2015.

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

During the third quarter of 2015, average market interest rates increased on the short end of the yield curve, with rates in the five to ten year part of the curve decreasing. Overall, there was a flattening of the yield curve starting with the five year point in the curve and out, as compared to the third quarter of 2014.

As compared to the third quarter of 2014, the average two-year U.S. Treasury rate increased by 18 basis points from 0.50% to 0.68%, the average five year U.S. Treasury rate decreased by 14 basis points from 1.69% to 1.55% and the average ten year U.S. Treasury rate decreased by 27 basis points from 2.49% to 2.22%. The Company’s net interest spread for the third quarter of 2015 was 4.04% compared to 4.28% for the third quarter of 2014. The slight decline was due in large part to a higher mix of liquidity maintained relative to other earning assets. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2014’s third quarter has been consistent with its risk analysis at December 31, 2014.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 90% of the Company’s revenue for the third quarter of 2015 and 2014.

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

At September 30, 2015, the Company had a positive GAP position of approximately $471.2 million or 8.0% of total assets out to three months and a positive cumulative GAP position of $546.1 million or 9.3% of total assets out to 12 months; as compared to a positive GAP position of approximately $362.6 million or 6.9% of total assets out to three months and a positive cumulative GAP position of approximately $347.1 million or 6.6% out to 12 months at December 31, 2014. The change in the positive GAP position at September 30, 2015, as compared to December 31, 2014, was due substantially to the higher amount of asset liquidity on the balance sheet. The change in the GAP position at September 30, 2015 as compared to December 31, 2014 is not judged material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO.

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

GAP Analysis

September 30, 2015

(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non-sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$65,358	$86,793	$108,882	$107,029	$173,129	$541,191
Loans (1)(2)	2,338,678	452,182	1,102,448	765,626	153,744	4,812,678
Fed funds and other short-term investments	295,352	-	-	-	-	295,352
Other earning assets	58,284	-	-	-	-	58,284
Total	$2,757,672	$538,975	$1,211,330	$872,655	$326,873	$5,707,505	$181,453	$5,888,958

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$57,220	$171,660	$457,198	$457,198	$259,171	$1,402,447
Interest bearing transaction	145,401	-	31,158	31,157	-	207,716
Savings and money market	1,844,393	-	334,958	334,959	-	2,514,310
Time deposits	174,564	292,411	315,746	19,394	-	802,115
Customer repurchase agreements and fed funds purchased	64,893	-	-	-	-	64,893
Other borrowings	-	-	-	-	70,000	70,000
Total	$2,286,471	$464,071	$1,139,060	$842,708	$329,171	$5,061,481	$41,408	$5,102,889
GAP	$471,201	$74,904	$72,270	$29,947	$(2,298)	$646,024
Cumulative GAP	$471,201	$546,105	$618,375	$648,322	$646,024

Cumulative gap as percent of total assets	8.00%	9.27%	10.50%	11.01%	10.97%

(1)	Includes loans held for sale.
(2)	Nonaccrual loans are included in the over 60 months category.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At September 30, 2015 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 445% of total risk based capital. Construction, land and land development loans represent 134% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2016. There were no amounts outstanding under this credit facility at September 30, 2015, December 31, 2014, or September 30, 2014.

On November 2, 2015, the Company redeemed all of the 56,600 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share (the “Series B Preferred Stock”), and all of the 15,300 shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation amount $1,000 per share (“Series C Preferred Stock”). The aggregate redemption price of the Series B Preferred Stock and Series C Preferred Stock was approximately $71.96 million, including dividends accrued but unpaid through, but not including, the redemption date.

During the third quarter of 2015, the Company redeemed the outstanding balance of $4.1 million of the $9.3 million of subordinated notes due 2021.

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

The actual capital amounts and ratios for the Company and Bank as of September 30, 2015, December 31, 2014 and September 30, 2014 are presented in the table below.

	Company		Bank			To Be Well Capitalized Under
	Actual		Actual		Minimun Required For	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Capital Adequacy Purposes	Regulations
As of September 30, 2015
CET1 capital (to risk weighted aseets)	$606,334	10.48%	$595,988	10.36%	4.50%	6.5%
Total capital (to risk weighted assets)	798,707	13.80%	646,220	11.23%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	678,234	11.72%	595,988	10.36%	6.00%	8.0%
Tier 1 capital (to average assets)	678,234	11.96%	595,988	10.55%	4.00%	5.0%

As of December 31, 2014
Total capital (to risk weighted assets)	$631,340	12.97%	$568,637	11.73%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	505,864	10.39%	522,637	10.78%	4.00%	6.0%
Tier 1 capital (to average assets)	505,864	10.69%	522,637	11.09%	3.00%	5.0%

As of September 30, 2014
Total capital (to risk weighted assets)	$559,205	14.48%	$452,181	11.76%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	434,876	11.26%	407,329	10.60%	4.00%	6.0%
Tier 1 capital (to average assets)	434,876	10.70%	407,329	10.07%	3.00%	5.0%

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At September 30, 2015 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

Non-GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2015	December 31, 2014	September 30, 2014
Common shareholders' equity	$714,169	$548,859	$386,014
Less: Intangible assets	(109,498)	(109,908)	(3,321)
Tangible common equity	$604,671	$438,951	$382,693

Book value per common share	$21.38	$18.21	$14.83
Less: Intangible book value per common share	(3.28)	(3.65)	(0.12)
Tangible book value per common share	$18.10	$14.56	$14.71

Total assets	$5,888,958	$5,247,880	$4,169,181
Less: Intangible assets	(109,498)	(109,908)	(3,321)
Tangible assets	$5,779,460	$5,137,972	$4,165,860
Tangible common equity ratio	10.46%	8.54%	9.19%

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

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A – Risk Factors

There have been no material changes as of September 30, 2015 in the risk factors from those disclosed in the Company’s Annual Report on From 10-K for the year ended December 31, 2014.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Articles Supplementary to the Articles of Incorporation for the Series B Preferred Stock (2)
3.3	Bylaws of the Company (3)
3.4	Articles Supplementary to the Articles of Incorporation for the Series C Preferred Stock (4)
4.1	Warrant to Purchase Common Stock (5)
4.4	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (6)
4.5	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (7)
4.6	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.5)
10.1	1998 Stock Option Plan (8)
10.2	2006 Stock Plan (9)
10.3	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead (10)
10.4	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (11)
10.5	Amended and Restated Employment Agreement dated as of January 1, 2014, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul (12)
10.6	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (13)
10.7	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (14)

10.8	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead (15)
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (16)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul (17)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (18)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (19)
10.13	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Laurence E. Bensignor (20)
10.14	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Michael T. Flynn (21)
10.15	Consulting Agreement, dated October 16, 2015 between Eagle Bancorp, Inc. and Michael T. Flynn (22)
10.16	Vice Chairman Agreement dated as of June 1, 2014 between Eagle Bancorp, Inc., EagleBank and Robert Pincus (23)
10.17	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Laurence E. Bensignor (24)
10.18	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Michael T. Flynn (25)
10.20	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Robert Pincus (26)
10.22	Form of Supplemental Executive Retirement Plan Agreement (27)
10.23	Director Fee Agreement between Eagle Bancorp, Inc., Eagle Bank and David P. Summers (28)
10.24	2015 Senior Executive Incentive Plan (29)
10.25	Employment Agreement dated as of November 1, 2014 between EagleBank and Charles C. Brockett (30)
10.26	Non-Compete Agreement dated as of November 1, 2014, between EagleBank and Charles C. Brockett (31)
10.27	Amended and Restated Employment Agreement dated as of December 15, 2014 between EagleBank and Lindsey S. Rheaume (32)
10.28	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (33)
10.29	Virginia Heritage Bank 2006 Stock Option Plan (34)
10.30	Virginia Heritage Bank 2010 Long-Term Incentive Plan (35)
11	Statement Regarding Computation of Per Share Income
See Note 8 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at September 30, 2015, December 31, 2014 and September 30, 2014
(ii) Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and 2014
(iii) Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014
(v) Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014
(vi) Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on July 16, 2008.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2011.
(3)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 27, 2012.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2014.
(5)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.
(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(7)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(9)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(12)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(13)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(14)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(15)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(17)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(18)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(19)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(20)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(21)	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(22)	Exhibit 33 to the Company’s Form 10-Q for the Quarter ended September 30, 2015.
(23)	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(24)	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(25)	Incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 15, 2014.

(26)	Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(27)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2014.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2015.
(30)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(31)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(32)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(33)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(34)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(35)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 9, 2015	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: November 9, 2015	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company