Form 10-K
period 2015-12-31
EAGLE BANCORP INC
filed 2016-02-29
CIK 1050441

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes ☐    No ☒

        The aggregate market value of the outstanding Common Stock held by nonaffiliates as of June 30, 2015 was approximately $1.33 billion.

        As of February 24, 2016, the number of outstanding shares of the Common Stock, $0.01 par value, of Eagle Bancorp, Inc. was 33,551,237.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2016 are incorporated by reference in Part III hereof.

EAGLE BANCORP, INC.
ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1.    BUSINESS

        In this report, unless otherwise expressly stated or the context otherwise requires, the terms "we," "us," the "Company," "Eagle," and "our" refer to Eagle Bancorp, Inc. and our subsidiaries on a combined basis, except in the description of any of our securities, in which case these terms refer solely to Eagle Bancorp, Inc. and not to any of our subsidiaries. References to "EagleBank" or "Bank" refer to EagleBank, which is our principal subsidiary.

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

        The Bank, a Maryland chartered commercial bank, which is a member of the Federal Reserve System, is the Company's principal operating subsidiary. It commenced banking operations on July 20, 1998. The Bank operates twenty one banking offices: seven in Montgomery County, Maryland; five located in the District of Columbia; and nine in Northern Virginia. Refer to Properties on page 32 for a listing of banking offices. The Bank may seek additional banking offices consistent with its strategic plan, although there can be no assurance that the Bank will establish any additional offices, or that any branch office will prove to be profitable.

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

        The Bank operates as a community bank alternative to the super-regional financial institutions, which dominate its primary market area. The cornerstone of the Bank's philosophy is to provide superior, personalized service to its clients. The Bank focuses on relationship banking, providing each client with a number of services, familiarizing itself with, and addressing itself to, client needs in a proactive, personalized fashion. Management believes that the Bank's target market segments, small and medium-sized for profit and non-profit businesses and the consumer base working or living in and near the Bank's market area, demand the convenience and personal service that an independent locally based financial institution such as the Bank can offer. It is these themes of convenience and proactive personal service that form the basis for the Bank's business development strategies.

        The acquisition of Virginia Heritage Bank ("Virginia Heritage") completed on October 31, 2014, added approximately $800 million in loans, $3 million in loans held for sale, $645 million in deposits, and $95 million in borrowings. Identified intangibles related to core deposits were recorded for $4.6 million, which is being amortized over its estimated useful life through 2020 and an initial intangible for goodwill was recorded for approximately $102.3 million. Additionally, in connection with the transaction, the Company recorded a fair value credit mark on the loan portfolio for approximately $12.5 million. The income and expenses of Virginia Heritage are included in the consolidated results of operations for the year ended December 31, 2014, starting with the two month period subsequent to the acquisition.

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

        The Bank provides a variety of commercial and consumer lending products to small, medium and large-sized businesses and to individuals for various business and personal purposes, including (i) commercial loans for a variety of business purposes such as for working capital, equipment purchases, real estate lines of credit, and government contract financing; (ii) asset based lending and accounts receivable financing (on a limited basis); (iii) construction and commercial real estate loans; (iv) business equipment financing; (v) consumer home equity lines of credit, personal lines of credit and term loans; (vi) consumer installment loans such as auto and personal loans; (vii) personal credit cards offered through an outside vendor; and (viii) residential mortgage loans.

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

        The Bank's consumer loans portfolio is comprised generally of two loan types: (i) home equity lines of credit that are structured with an interest only draw period followed either by a balloon maturity or a fully amortized repayment schedule; and (ii) first lien residential mortgage loans, although the Bank's general practice is to sell conforming first trust loans on a servicing released basis to third party investors.

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

        The direct lending activities in which the Bank engages carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or the "Federal Reserve") and general economic conditions, nationally and in the Bank's primary market area, could have a significant impact on the Bank's and the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Bank in full, in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent the Bank makes fixed rate loans or variable rate loans with fixed rate floors, general increases in interest rates will tend to reduce the Bank's spread as the interest rates the Bank must pay for deposits may increase while interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans.

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

        The composition of the Bank's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At December 31, 2015, owner occupied commercial real estate and owner occupied commercial real estate construction represent 12% of the loan portfolio. At December 31, 2015, non-owner occupied commercial real estate and real estate construction represented approximately 62% of the loan portfolio. The combined owner occupied and commercial real estate loans represent 74% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Bank is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment, and account receivable financing. This loan category represents approximately 21% of the Bank's loan portfolio at December 31, 2015 and is generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 1% of commercial loans. In originating SBA loans, the Bank assumes the risk of non-payment on the uninsured portion of the credit. The Bank generally sells the insured portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

        Approximately 2% of the loan portfolio at December 31, 2015 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        Approximately 3% of the total loan portfolio consists of residential home mortgage loans. These credits represent first liens on residential property loans originated by the Bank. While the Bank's general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank's portfolio until they are resold to another investor at a later date.

        Our lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in the Bank's level of capital. At January 31, 2016, the Bank had a legal lending limit of $116 million. For the year ended December 31, 2015, the average Commercial Real Estate (CRE) and Commercial and Industrial (C&I) loan balance was $2.2 million and $687 thousand, respectively. In accordance with internal lending policies, the Bank occasionally sells participations in its loans to other area banks, which allows the Bank to manage risk involved in these loans and to meet the lending needs of its clients.

        From time to time the Company may make loans for its own portfolio or through its higher risk loan affiliate, ECV, which under its operating agreement conducts lending only to real estate projects. Such loans may have higher risk characteristics than loans made by the Bank, such as lower priority security interests and/or higher loan to value ratios. The Company seeks an overall financial return on these transactions commensurate with the risks and structure of each individual loan. Certain transactions bear current interest at a rate with a significant premium to normal market rates. Other loan transactions carry a standard rate of current interest, but also earn additional interest based on a fixed rate or a percentage of the profits of the underlying project. Refer to the discussion under the caption "Noninterest Income" at page 49 and "Loan Portfolio" at page 53, for further information on the Company's and ECV's higher risk lending activities. At December 31, 2015, ECV had four outstanding loan transactions totaling $9.2 million.

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

        The Bank enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. rate lock commitments). Such rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Bank utilizes both "best efforts" and "mandatory delivery" forward loan sale commitments to mitigate the risk of potential decrease in the values of loans that would result from the exercise of the derivative loan commitments. Under a "best efforts" contract, the Bank commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Bank if the loan to the underlying borrower closes. The Bank protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the rate lock commitments. Under a "mandatory delivery" contract, the Bank commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Bank fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a "pair-off" fee, based on then-current market prices, to compensate the investor for the shortfall. The rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. The Bank manages the interest rate risk on rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Bank obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in other income. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions.

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

        Commercial permanent loans are generally subject to re-pricing after 5 years and are underwritten with a term not greater than 10 years or the remaining useful life of the property, whichever is lower. The amortization term of such loans is generally a maximum of 25 years.

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

        The Company's loan portfolio includes loans made for real estate Acquisition, Development and Construction ("ADC") purposes, including both income producing and owner occupied projects. ADC loans amounted to $1.07 billion at December 31, 2015. The ADC loans containing loan funded interest reserves represent approximately 49% (by dollars) of the outstanding ADC loan portfolio at December 31, 2015. The decision to establish a loan funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

        Despite the less than robust economic recovery, the Company has not experienced any significant issues with increased vacancy rates or lower rents for income producing properties financed. The construction loan portfolio has remained solid, particularly in areas of well-located residential and multifamily projects, as the housing market has continued to improve and stabilize. The Washington, D.C. metropolitan area real estate market has been relatively stable; however, certain segments, including suburban offices, have exhibited higher than normal vacancy and experienced concessions in specific submarkets. The impact of disruptions in government spending patterns, (i.e. sequestration, program cuts or terminations, leasing activity, and changes in geographic distribution of government spending) while within manageable levels to date, remains of concern. As a result, the Company has maintained somewhat higher than pre-recession environmental allocation factors for the allowance for loan and lease losses ("ALLL") for the real estate loan portfolio. As part of its overall risk assessments, management carefully reviews the Bank's loan portfolio and general economic and market conditions on a regular basis and will continue to adjust both the specific and environmental reserve factors as necessary.

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

        The Bank and Company maintain portfolios of short term investments and investment securities consisting primarily of U.S. agency bonds and government sponsored enterprise mortgage backed securities, municipal bonds, and corporate bonds. The Bank also owns equity investments related to membership in the Federal Reserve System and the Federal Home Loan Bank of Atlanta ("FHLB"). The Bank's securities portfolio also consists of equity investments in the form of common stock of two local banking companies. These portfolios provide the following objectives: liquidity management, additional income to the Company and Bank in the form of interest and gain on sale opportunities, collateral to facilitate borrowing arrangements and assistance with meeting interest rate risk management objectives. The current Investment Policy limits the Bank to investments of high quality, U.S. Treasury securities, U.S. agency securities and high grade municipal and corporate securities. High risk investments and non-traditional investments are prohibited. Investment maturities are generally limited to ten to fifteen years, except as specifically approved by the Asset Liability Committee ("ALCO"), and mortgage backed pass through securities with average lives generally not to exceed eight years.

        The Company and Bank have formalized an asset and liability management process and have a standing ALCO consisting both of outside and inside directors and senior management. The ALCO operates under established policies and practices, which are updated and re-approved annually. A typical ALCO meeting includes discussion of current economic conditions and strategies, including interest rate trends and, the current balance sheet and earnings position, comparisons to budget, cash flow estimates, liquidity positions and funding alternatives as necessary, interest rate risk position (quarterly), capital positions of the Company and Bank, reviews (including independent reviews) of the investment portfolio of the Bank and the Company, and the approval of investment transactions. Additionally, monthly ALCO meetings may include reports and analysis of outside firms to enhance the Committee's knowledge and understanding of various financial matters.

        The development of the Company's customer base has benefited from the extensive business and personal contacts of its directors and executive officers. The Bank has placed enhanced reliance on proactively designed officer calling programs, active participation in business organizations, and enhanced referral programs.

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

MARKET AREA AND COMPETITION

        The primary service area of the Bank is the Washington, D.C. metropolitan area. With a population of nearly 6,600,000, the region is the 5th largest market in the U.S. Total employment in the region is approximately 2,600,000. The region has one of the highest total job creation records of any market in the country with reported new job creation of more than 355,800 jobs since 2005 and 68,500 new jobs created in 2015. The Washington, D.C. metropolitan area contains a substantial federal workforce, as well as supporting a variety of support industries such as attorneys, lobbyists, government contractors, real estate developers and investors, non-profit organizations, tourism and consultants. The Gross Regional Product ("GRP") for the metropolitan area in 2014 was reported at $449 billion. Of this amount, approximately $104 billion or 30% is associated with spending by the government. Other significant sectors include professional and business services, education, health, leisure and hospitality. The region also has a very active non-profit sector including trade associations, colleges, universities and major hospitals.

        Montgomery County, Maryland, with a total population estimated at 1,030,447 as of July 2014 and occupying an area of about 500 square miles, borders Washington, D.C. to the north and is roughly 30 miles southwest of Baltimore. Montgomery County represents a diverse and healthy segment of Maryland's economy. Montgomery County is a thriving business center and is Maryland's most populous jurisdiction. Population in the county is expected to grow 4.9% between 2015 and 2020. While the state of Maryland boasts a demographic profile superior to the U.S. economy at large, the economy in and around Montgomery County is among the best in Maryland. The number of jobs in Montgomery County has been relatively stable in the recent past with the public sector contributing about 20% of the employment. The unemployment rate in Montgomery County is among the lowest in the state at 3.9% as of November 2015. A highly educated population has contributed to favorable median household income of $98,704 with the number of households totaling 362,608. According to the U.S. census update, approximately 57% of the County's residents in 2014 hold college or advanced degrees, placing the population of Montgomery County among the most educated in the nation. The area boasts a diverse business climate of over 26,000 businesses with 460,000 private sector jobs in addition to a strong federal government presence. Major areas of employment include a substantial technology sector, biotechnology, software development, a housing construction and renovation sector, and legal, financial services, health care, and professional services sectors. Major private employers include Adventist Healthcare, Lockheed Martin, Giant Food, and Marriott International. The county is also an incubator for firms engaged in biotechnology and the area has traditionally attracted significant amounts of venture capital. Montgomery County is home to many major federal and private sector research and development and regulatory agencies, including the National Institute of Standards and Technology, the National Institutes of Health, National Oceanic and Atmospheric Administration, Naval Research and Development Center, Naval Surface Warfare Center, Nuclear Regulatory Commission, the Food and Drug Administration and the Walter Reed National Military Medical Center in Bethesda.

        Transportation congestion and federal government spending levels remain threats to future economic development and the quality of life in the area.

        The District of Columbia, in addition to being the seat of the federal government, is a vibrant city with a well-educated, diverse population. According to survey data from the latest U.S. Census, the estimated July 2014 population of the District of Columbia is approximately 658,893, up from 601,767 in 2010. Median household income, at $69,235 as of 2014, is above the national median level of $53,482. The growth of residents in the city is due partially to improvements in the city's services and to the many housing options available, ranging from grand old apartment buildings to Federal era town homes to the most modern condominiums. As of July 2014, the housing market has grown to over 306,174 units. As of December 2015, inventory levels remain tight in the District of Columbia with levels remaining 10% below the five year December average. While the federal government and its employees are a major factor in the economy, over 100 million square feet of commercial office space support a dynamic business community of more than 21,000 companies. These include law and accounting firms, trade and professional associations, information technology companies, international financial institutions, health and education organizations and research and management companies. Unemployment has decreased with the rate for December 2015 at 6.6%, which is down from 7.7% in December 2014. The disparity between the high level of unemployment among District of Columbia residents and the strong employment trends reflects the high level of jobs held by residents of the surrounding suburban jurisdictions. The District of Columbia has a well-educated and highly paid work force. The federal government accounts for approximately 27% of the employment and private firms provide an additional 68% with local and state government making up the other 5%. Other large employers include the many local universities and hospitals. Another significant factor in the economy is the leisure and hospitality industry, as Washington, D.C. remains a popular tourist destination for both national and international travelers.

        As a result of the October 31, 2014 merger with Virginia Heritage Bank (the "Merger"), the Bank substantially increased its market presence in Northern Virginia. Fairfax County, Virginia which is just across the Potomac River and west from Washington, D.C. is a large, affluent jurisdiction with an estimated population of 1,137,538 as of July 2014. This county covers about 395 square miles. Fairfax County is one of the leading technology centers in the United States. Eight Fortune 500 companies are headquartered in the county and 30 of the largest 100 technology federal contractors in the Washington D.C. metropolitan area are located in Fairfax County. The county has over 116.5 million square feet of office space and is one of the largest suburban office markets in the United States. The midyear 2013 office vacancy rate was 15.2%, below the national average of 16.5%, as measured in third quarter 2015. It is a thriving residential as well as business center with 410,287 households, which is expected to grow at about 8.5% between 2010 and 2020. The county is among the most affluent in the country with average annual household income of $112,102 per annum as of 2014. Total employment was over 593 thousand as of June 2015. Major companies headquartered in the county, which are also major employers, include Capital One Financial, CSC, Gannett, General Dynamics, Hilton Hotels, Leidos, Sallie Mae, and Inova Health Systems. The county is also home to several federal entities including the CIA, Fort Belvoir and a major facility of the Smithsonian Institution.

        In 2011, the Bank's footprint expanded into Arlington County, Virginia, which has an estimated population of over 226,000 as of July 2014. The county is made up of 26 square miles and is situated just west of Washington, D.C., directly across the Potomac River. There are approximately 110,601 households with an estimated median household income of $105,120 as of July 2014. There were over 169,387 employees as of January 2016, working predominantly in or in support of the public sector. Significant private sector employers include Deloitte, Lockheed Martin Corporation, Virginia Hospital Center and Marriott International, Inc. The unemployment rate was just 2.4% as of December 2015. This is the lowest unemployment rate in the state of Virginia and compares very favorably to the U.S. rate of 5.0%. The population is highly educated, with about 72% of residents over 25 years of age holding at least a bachelor's degree as of 2014.

        In early 2013, the Bank added a branch in Alexandria, Virginia to its network. Alexandria is a city with an estimated population of 150,575 as of July 2014. The city is made up of just over 15 square miles and sits on the west bank of the Potomac River just south of Arlington, Virginia. There are approximately 75,329 households with an estimated median household income of $87,319 as of July 2014. The employment base was approximately 95,900 employees as of December 2015, with 76% working in the private sector and 24% working in government roles. Alexandria has over 8,000 businesses and organizations, located in the more than 20 million square feet of office space and over 7 million square feet of retail space existing in the city as of March 2013. The unemployment rate was just 2.7% as of December 2015. The population is highly educated, with over 61.5% of residents over 25 years of age holding at least a bachelor's degree as of 2014.

        Throughout the Washington, D.C. metropolitan area, competition is keen from large banking institutions headquartered outside of the area. Although some consolidation has occurred in the market in the past few years, the Bank continues to compete with other community banks, savings and loan associations, credit unions, mortgage companies, finance companies and others providing financial services. Among the advantages that many of these large institutions have over the Bank are their abilities to finance extensive advertising campaigns, maintain extensive branch networks and make technology investments, and to directly offer certain services, such as international banking and trust services, which are not offered directly by the Bank. Further, the greater capitalization of the larger institutions headquartered out-of-state allows for higher lending limits than the Bank, although the Bank's current lending limit is quite favorable and able to accommodate the credit needs of most businesses in the Washington D.C. metropolitan area, which distinguishes it from most community banks in the market area. Some of these competitors have other advantages, such as tax exemption in the case of credit unions, and to some extent lesser regulation in the case of mortgage companies and finance companies, although this regulatory oversight has undergone dramatic change. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), enacted in July 2010, regulation of all financial firms has been heightened. Under current law, unlimited interstate de novo branching is available to all state and federally chartered banks. As a result, institutions, which previously were ineligible to establish de novo branches in the Bank's market area, may elect to do so.

EMPLOYEES

        At December 31, 2015 the Bank employed 434 persons on a full time basis (eight of whom are executive officers of the Bank), which compares to 427 employees at December 31, 2014. None of the Bank's employees are represented by any collective bargaining group and the Bank believes that its employee relations are good. At December 31, 2015, the Bank provided a benefit program, which included health and dental insurance, a 401(k) plan, life and short and long term disability insurance. During 2015, the Bank provided company paid fitness facilities in various locations. Additionally, the Company maintains an employee stock purchase plan and a stock-based compensation plan for employees of the Bank who meet certain eligibility requirements.

REGULATION

        Our business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or will affect us. This summary is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Supervision, regulation, and examination of the Company by the regulatory agencies is intended primarily for the protection of depositors and the Deposit Insurance Fund, rather than our shareholders.

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

        The Bank.    The Bank is a Maryland chartered commercial bank and a member of the Federal Reserve System (a "state member bank") whose accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum legal limits of the FDIC. The Bank is subject to regulation, supervision and regular examination by the Maryland Department of Financial Institutions and the Federal Reserve Board. The regulations of these various agencies govern most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.

        The laws and regulations governing the Bank generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting shareholders.

        Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation, which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities. As a result of federal and state legislation, banks in the Washington, D.C. Metropolitan area can, subject to limited restrictions, acquire or merge with a bank in another jurisdiction, and can branch de novo in any jurisdiction.

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

        Branching and Interstate Banking.    The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act. Washington, D.C., Maryland and Virginia have each enacted laws, which permit interstate acquisitions of banks and bank branches. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch. Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state. Although the District of Columbia, Maryland and Virginia had all enacted laws, which permitted banks in these jurisdictions to branch freely, the branching provisions of the Dodd-Frank Act could result in banks from a wider variety of states establishing de novo branches in the Bank's market area.

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

        Tier 1 Capital generally consists of the sum of common shareholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available-for-sale," together with a limited amount of other qualifying interests, including trust preferred securities. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses and excess restricted core capital elements. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. Under guidance adopted by the federal banking agencies, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital.

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

        The capital ratios described above are the minimum levels that the federal banking agencies expect. Our state and federal regulators have the discretion to require us to maintain higher capital levels based upon our concentrations of loans, the risk of our lending or other activities, the performance of our loan and investment portfolios and other factors. Failure to maintain such higher capital expectations could result in a lower composite regulatory rating, which would impact our deposit insurance premiums and could affect our ability to borrow and costs of borrowing, and could result in additional or more severe enforcement actions. In respect of institutions with high concentrations of loans in areas deemed to be higher risk, or during periods of significant economic stress, regulators may require an institution to maintain a higher level of capital, and/or to maintain more stringent risk management measures, than those required by these regulations.

        Changes in Capital Requirements.    In December 2010, the Basel Committee on Banking Supervision released its final framework for strengthening international capital and liquidity regulation ("Basel III"). The regulations adopted by the federal banking agencies, when fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity.

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

        Basel III also provides for a "countercyclical capital buffer," generally to be imposed when federal banking agencies determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented. The capital conservation buffer is designed to absorb losses during periods of economic stress.

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

        The federal banking agencies adopted a final rulemaking in July 2013 (the "Basel III Rule") to implement Basel III under regulations substantially consistent with the above. The Basel III Rule also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of additional other comprehensive income ("AOCI," which primarily consists of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital, unless the institution makes a one-time opt-out election from this provision in connection with the filing of its first regulatory reports after applicability of the Basel III Rule to that institution. The Company did, in fact, opt-out of this requirement as allowed by Basel III and, as such, does not include AOCI in its regulatory capital calculation. The Basel III Rule also requires a 4% minimum leverage ratio.

        The Basel III Rule also makes changes to the manner of calculating risk weighted assets. New methodologies for determining risk weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as "high-volatility commercial real estate" ("HVCRE") loans are required to be assigned a 150% risk weighting, and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the LTV is less than the applicable maximum supervisory LTV ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised "as completed" value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full.

        As discussed below, the Basel III Rule also integrates the new capital requirements into the prompt corrective action provisions under Section 38 of the FDIA.

        The Basel III Rule became applicable to the Company and the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019. During 2015, the Company and Bank elected to exclude AOCI in calculating regulatory capital as permitted under the Basel III Rule. Basel III subjects the higher risk loans made by ECV to higher risk weightings, and as such these loans require additional capital, or substantial restructuring in order to avoid such higher risk weights. The Company's $70 million of subordinated notes due 2024 qualify for Tier 2 capital treatment under the Basel III Rule. Overall, the Company believes that implementation of the Basel III Rule will not have a material adverse effect on the Company's or the Bank's capital ratios, earnings, shareholder's equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

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

        A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the Deposit Insurance Fund. Unless the FDIC or other appropriate federal banking agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to by the federal regulators. In general, good cause is defined as capital, which has been raised and is imminently available for infusion into the Bank except for certain technical requirements, which may delay the infusion for a period of time beyond the 90 day time period.

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

        As noted above, the Basel III Rule integrates the new capital requirements into the prompt corrective action category definitions. As of January 1, 2015, the following capital requirements applied to the Company for purposes of Section 38.

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

        Regulatory Enforcement Authority.    Federal banking law grants substantial enforcement powers to federal banking agencies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

        Consumer Financial Protection Bureau.    The Dodd-Frank Act created the CFPB, a new, independent federal agency within the Federal Reserve System having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB, which began operations on July 21, 2011, has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

        The CFPB has proposed or issued a number of important rules affecting a wide range of consumer financial products. Many of these rules took effect in January 2014 and October 2015. The changes resulting from the Dodd-Frank Act and CFPB rulemakings may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, including non-qualified mortgage loans, require us to change our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability. The changes may also require us to dedicate significant management attention and resources to evaluate and make necessary changes to comply with the new statutory and regulatory requirements.

        The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. In 2013, the CFPB issued final rules related to a borrower's ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high-cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. In November 2013, the CFPB issued final rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans. The Bank fully complies with these rules, which became effective October 2015. In October 2015, the CFPB issued final rules which, among other things, expand the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act. These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry. The Bank intends to fully comply with these rules, which become effective on a rolling basis between January 1, 2017 and January 1, 2019.

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

        FDIC Insurance Premiums.    The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, ranging from a low of 2.5 basis points up to 45 basis points, are established based upon an institution's status as well capitalized, adequately capitalized or undercapitalized, and the institution's supervisory rating. An insured institution is required to pay deposit insurance premiums on its assessment base in accordance with its risk category. In general, a bank's assessment base is determined by subtracting the bank's tangible equity and certain allowable deductions from its consolidated average assets. There are three adjustments that can be made to an institution's initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The FDIC may also impose special assessments from time to time.

        The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250 thousand per depositor. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on a financial institution's average consolidated total assets less tangible equity capital. The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The Dodd-Frank Act eliminated the statutory prohibition against the payment of interest on business checking accounts.

        Increased Focus on Lending to Members of the Military.    The federal banking agencies and the Department of Justice have recently increased its focus on financial institution compliance with the Servicemembers Civil Relief Act (SCRA). The SCRA requires a bank to cap the interest rate at 6% for any loan to a member of the military who goes on active duty after taking out the loan. It also limits the actions the bank can take when a servicemember is in foreclosure. The Bank fully complies with this rule.

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

        Although our common stock is listed for trading on NASDAQ and a number of brokers offer to make a market in our common stock on a regular basis, trading volume to date has been limited, averaging approximately 128,583 shares per day for 2015 and 164,377 shares per day through February 19, 2016. There can be no assurance that a more active and liquid market for our common stock will develop or can be maintained. As a result, shareholders may find it difficult to sell a significant number of shares of our common stock at the prevailing market price.

         Our ability to pay dividends on our common stock, or repurchase shares of common stock may be limited.

        The payment of a cash dividend on common stock will depend largely upon the ability of the Bank, the Company's principal operating business, to declare and pay dividends to the Company. Payment of dividends on the common stock will also depend upon the Bank's earnings, financial condition, and need for funds, as well as laws, regulations and governmental policies applicable to the Company and the Bank, which limit the amount of dividends that may be declared. Additionally, under the Basel III Rule, banking institutions that do not meet certain CET1 to risk-weighted asset thresholds may face constraints on its ability to pay dividends and/or effect equity repurchases based on the amount of the shortfall, if any. Refer to "Regulation" under Item 1 and to "Market for Common Stock" under Item 5 for additional information.

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

         We may not be able to manage future growth and competition.

        We have grown rapidly in the past several years, through acquisition and through organic growth. We intend to seek further growth in the level of our assets and deposits and selectively in the number of our branches, both within our existing footprint and possibly to expand our footprint in the Northern Virginia suburbs, although no additional branches are currently anticipated in 2016. We cannot provide any assurance that we will continue to be able to maintain our rate of growth at acceptable risk levels and upon acceptable terms, while managing the costs and implementation risks associated with its growth strategy. We may be unable to continue to increase our volume of loans and deposits or to introduce new products and services at acceptable risk levels for a variety of reasons, including an inability to maintain capital and liquidity sufficient to support continued growth. If we are successful in continuing our growth, we cannot assure you that further growth would offer the same levels of potential profitability, or that it would be successful in controlling costs and maintaining asset quality. Accordingly, an inability to maintain growth, or an inability to effectively manage growth, could adversely affect our results of operations, financial condition and stock price.

         Our directors and officers currently own approximately 9.51% of our outstanding shares of common stock. As a result of their combined ownership, they could make it more difficult to obtain approval for some matters submitted to shareholder vote, including acquisitions of the Company. The results of the vote may be contrary to the desires or interests of the public shareholders.

        Our directors and officers and their affiliates currently own approximately 9.51% of our outstanding shares of common stock, excluding shares, which may be acquired upon the exercise of options. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation.

         Substantial regulatory limitations on changes of control and anti-takeover provisions of Maryland law may make it more difficult for shareholders to receive a change in control premium.

        With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be "acting in concert" from, directly or indirectly, acquiring more than 10% (5% if the acquiror is a bank holding company) of any class of the Company's voting stock or obtaining the ability to control in any manner the election of a majority of its directors or otherwise direct the management or policies of the Company without prior notice or application to and the approval of the Federal Reserve. There are comparable prior approval requirements for changes in control under Maryland law. Also, the Maryland General Corporation Law, as amended, contains several provisions that may make it more difficult for a third party to acquire control of the Company without the approval of its Board of Directors, and may make it more difficult or expensive for a third party to acquire a majority of its outstanding common stock.

         The economic environment continues to pose significant challenges for us and could adversely affect our financial condition and results of operations.

        The Company and the Bank are operating in a challenging and uncertain economic environment. Financial institutions continue to be affected by some softness in the real estate market and constrained financial markets, highlighted by historically low market interest rates. Some concerns about the housing market remain, and higher levels of foreclosures and weak employment statistics continue in some parts of the country. While conditions have improved since the depths of the financial crisis, both generally and in the Bank's market area, should declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment re-emerge, such events could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. For example, deterioration in local economic conditions in our market could drive losses beyond that which is provided for in our allowance for loan losses. The Company may also face the following risks in connection with these events:

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

        From time to time there are changes in the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some instances, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Changes currently proposed or expected to be proposed or adopted include requirements that the Company: (i) calculate the allowance for loan losses on the basis of the current expected credit losses over the lifetime of its loans, which is expected to be applicable beginning in 2019, and may result in increases in the Company's allowance for loan losses and future provisions for loan losses; and (ii) record the value of and liabilities relating to operating leases on the Bank's balance sheet. These changes could adversely affect the Company's and Bank's capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics.

         Our continued growth depends on our ability to meet minimum regulatory capital levels. Growth and shareholder returns may be adversely affected if sources of capital are not available to help us meet them.

        As we grow, we will have to maintain our regulatory capital levels at or above the required minimum levels, including the new capital requirements under the Basel III Rule that became applicable to the Company on January 1, 2015. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses, or if we grow faster than expected, we may need to obtain additional capital sooner than expected or we may be required to reduce our level of assets or reduce our rate of growth in order to maintain regulatory compliance. Under those circumstances net income and the rate of growth of net income may be adversely affected. Additional issuances of equity securities could have a dilutive effect on existing shareholders. The significant level of real estate acquisition, development and construction loans in our portfolio, and new loans sought by customers, which may be required to be categorized as HVCRE loans under the Basel III Rule, could require us to maintain additional capital for these loans as a result of the higher risk weighting attributed to such loans.

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

        Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, and fund loan and investment opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. If a financial institution is unable to meet its payment obligations on a daily basis, it is subject to being placed into receivership, regardless of its capital levels. Our largest source of liquidity is customer deposit accounts, including noninterest bearing demand deposit accounts, which constituted 27% of our total deposits at December 31, 2015. If we are unable to increase customer deposits in an amount sufficient to fund loan growth, we may be required to rely on other, potentially more expensive, sources of liquidity, such as FHLB borrowings, brokered deposits and repurchase agreements, to fund loan growth, which could adversely affect our earnings, or reduce our rate of growth, which could adversely effect our earnings and stock price.

        We also have a significant amount of deposits, which are in excess of the maximum FDIC insurance coverage limits. At any time, customers who have uninsured deposits may decide to move their deposits to institutions which are perceived as safer, sounder, or "too big to fail" or could elect to use other non-deposit funding products, such as repurchase agreements, that would require the Bank to pay higher interest and to provide securities as collateral for the Bank's repurchase obligation. At December 31, 2015, the Bank had approximately $2.07 billion of deposits that would be uninsured deposits, or 40% of our total deposits.

        While we believe that our strong earnings, capital position, relationship banking model and reputation as a safe and sound institution mitigate the risk of losing deposits, there can be no assurance that we will not have to replace a significant amount of deposits with alternative funding sources, such as repurchase agreements, federal funds lines, certificates of deposit, brokered deposits, other categories of interest bearing deposits and FHLB borrowings, all of which are more expensive than noninterest bearing deposits, and can be more expensive than other categories of deposits. While we believe that we would be able to maintain adequate liquidity at reasonable cost, the loss of a significant amount of deposits, particularly noninterest bearing deposits, could have a material adverse effect on our earnings, net interest margin, rate of growth and stock price.

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

        A substantial portion of our loans are secured by real estate in the Washington, D.C. metropolitan area and substantially all of our loans are to borrowers in that area. We also have a significant amount of real estate construction loans and land related loans for residential and commercial developments. At December 31, 2015, 79% of our loans were secured by real estate, primarily commercial real estate. Management believes that the commercial real estate concentration risk is mitigated by diversification among the types and characteristics of real estate collateral properties, sound underwriting practices, and ongoing portfolio monitoring and market analysis. Of these loans, $900.9 million, or 18% of portfolio loans, were construction and land development loans. An additional $1.05 billion, or 21% of portfolio loans, were commercial and industrial loans, which are generally not secured by real estate. The repayment of these loans often depends on the successful operation of a business or the sale or development of the underlying property and, as a result, is more likely to be adversely affected by adverse conditions in the real estate market or the economy in general. While we believe that our loan portfolio is well diversified in terms of borrowers and industries, these concentrations expose us to the risk that adverse developments in the real estate market, or in the general economic conditions in the Washington, D.C. metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience lower earnings or losses. Additionally, if, for any reason, economic conditions in our market area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area's economy, our ability to develop our business relationships may be diminished, the quality and collectability of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

        Additionally, through ECV, we provide subordinated financing for the acquisition, development and construction of real estate projects, the primary financing for which may be provided by the Bank. These subordinated financings and the business of ECV will generally entail a higher risk profile (including lower lien priority and higher loan to value ratios) than loans made by the Bank. A portion of the amount, which the Company expects to receive for such loans, may be payments based on the success, sale or completion of the underlying project, and as such the income of the Company may be more volatile from period to period, based on the status of such projects.

         Our concentrations of loans may require us to maintain higher levels of capital.

        Under guidance adopted by the federal banking agencies, banks which have concentrations in construction, land development or commercial real estate loans (other than loans for majority owner occupied properties) would be expected to maintain higher levels of risk management and, potentially, higher levels of capital. Although not currently anticipated, we may be required to maintain higher levels of capital than we would otherwise be expected to maintain as a result of our levels of construction, development and commercial real estate loans, which may require us to obtain additional capital sooner than we would otherwise seek it, which may reduce shareholder returns.

         Our Residential Lending department may not continue to provide us with significant noninterest income.

        In 2015, the Bank originated $911 million and sold $907 million of residential mortgage loans to investors, as compared to $572 million originated and $570 million sold to investors in 2014. The residential mortgage business is highly competitive, and highly susceptible to changes in market interest rates, consumer confidence levels, employment statistics, the capacity and willingness of secondary market purchasers to acquire and hold or securitize loans, and other factors beyond our control. Additionally, in many respects, the mortgage origination business is relationship based, and dependent on the services of individual mortgage loan officers. The loss of services of one or more loan officers could have the effect of reducing the level of our mortgage production, or the rate of growth of production. As a result of these factors we cannot be certain that we will be able to continue to maintain or increase the volume or percentage of revenue or net income produced by the residential mortgage business.

         Our financial condition, earnings and asset quality could be adversely affected if we are required to repurchase loans originated for sale by our Residential Lending department.

        The Bank originates residential mortgage loans for sale to secondary market investors, subject to contractually specified and limited recourse provisions. Because the loans are intended to be originated within investor guidelines, using designated automated underwriting and product specific requirements as part of the loan application, the loans sold have a limited recourse provision. In general, the Bank may be required to repurchase a previously sold mortgage loan or indemnify the investor if there is non-compliance with defined loan origination or documentation standards including fraud, negligence, material misstatement in the loan documents or non-compliance with applicable law. In addition, the Bank may have an obligation to repurchase a loan if the mortgagor has defaulted early in the loan term. The potential mortgagor early default repurchase period is up to approximately twelve months after sale of the loan to the investor. The recourse period for fraud, material misstatement, breach of representations and warranties, non-compliance with law, or similar matters could be as long as the term of the loan. Mortgages subject to recourse are collateralized by single family residential properties, have loan-to-value ratios of 80% or less, or have private mortgage insurance. Our experience to date has been minimal in the case of loan repurchases due to default, fraud, breach of representations, material misstatement, or legal non-compliance. Should repurchases become a material issue, our earnings and asset quality could be adversely impacted, which could adversely impact our share price.

         Our financial condition, earnings and asset quality could be adversely affected if our consumer facing operations do not operate in compliance with applicable regulations.

        While all aspects of our operations are subject to detailed and complex compliance regimes, those portions of our lending operations which most directly deal with consumers pose particular challenges given the emphasis on consumer compliance by bank regulators at all levels. While we are not aware of any material issues of non-compliance, residential mortgage lending raises significant compliance risks resulting from the detailed and complex nature of mortgage lending regulations imposed by federal regulatory agencies, and the relatively independent operating environment in which mortgage lending officers operate. As a result, despite the education, compliance training, supervision and oversight we exercise in these areas, individual loan officers intentionally trying to conceal improper activities could result in the Bank being strictly liable for restitution or damages to individual borrowers, and to regulatory enforcement activity.

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

        We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest earning assets and interest bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. At December 31, 2015, our cumulative net asset sensitive twelve month gap position was +14% of total assets, which includes variable and adjustable rate loans currently at their floor rates. As such, we expect modest decreases of approximately minus 0.3% and minus 1.9%, respectively, in projected net interest income and net income over a twelve month period resulting from a 100 basis point increase in rates, as loans currently at floor rates which are above the calculated contractual rate do not adjust upon a rate increase, and our residential mortgage origination and sale volume could decline as interest rates increase. The results of our interest rate sensitivity simulation model depend upon a number of assumptions, which may not prove to be accurate. There can be no assurance that we will be able to successfully manage our interest rate risk.

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

        The Bank has been very successful in developing new customer relationships. These new relationships have resulted in significant increases in both loans and deposits, and have contributed to increased earnings. Going forward, should competitive pressures increase, we are subject to the risk that we may not be able to retain the loans and deposits produced by these new relationships. While we believe that our relationship banking model will enable us to keep a significant percentage of these new relationships, there can be no assurance that we will be able to do so, that we would be able to maintain favorable pricing, margins and asset quality, or that we will be able to grow at the same rate we did when alternative financing was not widely available.

         Government regulation will significantly affect the Bank's business, and may result in higher costs and lower shareholder returns.

        The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The Company and Bank are regulated and supervised by the Maryland Department of Financial Regulation, the Federal Reserve Board and the FDIC. The Bank is also subject to regulations promulgated by the CFPB. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors. Changes in the laws, regulations and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition. Federal economic and monetary policy may also affect our ability to attract deposits and other funding sources, make loans and investments, and achieve satisfactory interest spreads.

         New or changed legislation or regulation and regulatory initiatives could subject us to increased regulation, increase our costs of doing business and adversely affect us.

        Changes in federal and state legislation and regulation may affect our operations. New and modified regulation, such as the Dodd-Frank Act and Basel III, may have unforeseen or unintended consequences on our industry. The Dodd-Frank Act implemented, and is expected to further implement, significant changes to the U.S. financial system, including new regulatory agencies (such as the FSOC to oversee systemic risk and the CFPB to develop and enforce rules for consumer financial products), changes in retail banking regulations, and changes to deposit insurance assessments. Additionally, the Basel III Rule has revised risk-based and leverage capital requirements and also limits capital distributions and certain discretionary bonuses if a banking organization does not hold a "capital conservation buffer." This additional regulation increases our compliance costs and may otherwise adversely affects our operations. The potential also exists for additional federal or state laws or regulations, or changes in policy or interpretations, affecting many of our operations, including capital levels, lending and funding practices, insurance assessments, and liquidity standards. The effect of any such changes and their interpretation and application by regulatory authorities cannot be predicted, may increase the Company's cost of doing business and otherwise affect our operations, may significantly affect the markets in which the Company does business, and could have a material adverse effect on the Company.

        In addition, government responses to the condition of the global financial markets and the banking industry has, among other things, increased our costs and may further increase our costs for items such as federal deposit insurance. The FDIC insures deposits at FDIC-insured institutions, such as the Bank, up to applicable limits. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Increases in deposit insurance premiums to increase the coverage ratio to required levels, to meet revised rules to measure risk or to pay depositors of additional failed institutions could adversely affect the Company's net income.

        While the full impact of the Dodd-Frank Act and the CFPB rulemakings cannot be assessed until all implementing regulations are released, become effective and are interpreted by regulators and the courts, the Dodd-Frank Act's extensive requirements have had to date a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our financial condition and results of operations. The CFPB's continued rule making is likely to result in increased compliance costs and fees, along with possible restrictions on our operations, any of which may have a material adverse effect on our operating results and financial condition.

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

        A significant portion of our loan portfolio consists of loans secured by real estate. We rely upon independent appraisers to estimate the value of such real estate. Appraisals are only estimates of value and the independent appraisers may make mistakes of fact or judgment, which adversely affect the reliability of their appraisals. In addition, events occurring after the initial appraisal may cause the value of the real estate to increase or decrease. As a result of any of these factors, the real estate securing some of our loans may be more or less valuable than anticipated at the time the loans were made. If a default occurs on a loan secured by real estate that is less valuable than originally estimated, we may not be able to recover the outstanding balance of the loan and will suffer a loss.

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

         A breach of information security or cyber-related threats could negatively affect our earnings.

        Increasingly, we depend upon data processing, communication and information exchange on a variety of computing platforms and networks, and over the Internet from internal sources and external, third party vendors. While to date we have not suffered significant financial losses due to cyber-attacks or other cyber incidents, we cannot guarantee all our systems are free from vulnerability to attack, despite safeguards we and our vendors have instituted. In addition, disruptions to our vendors' systems may arise from events that are wholly or partially beyond our and our vendors' control (including, for example, computer viruses or electrical or telecommunications outages). If information security is breached, despite the controls we and our third-party vendors have instituted, information can be lost or misappropriated, resulting in financial losses or costs to us or damages to others. These costs or losses could materially exceed the amount of insurance coverage, if any, which would adversely affect our earnings. In addition, our reputation could be damaged which could result in loss of customers, greater difficulty in attracting new customers, or an adverse effect on the value of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None

ITEM 2.    PROPERTIES

        All properties out of which the Company operates are leased properties. As of December 31, 2015, the Company and its subsidiaries operated out of 35 leased facilities; 21 of which are leased for branch offices in the Washington, D.C. metropolitan area: seven in Montgomery County, Maryland; nine located in Northern Virginia; and five in the District of Columbia.

Maryland Branch Locations:

Bethesda
7815 Woodmont Avenue
Bethesda, Maryland 20814
Chevy Chase
15 Wisconsin Circle
Chevy Chase, Maryland 20815
Park Potomac
12505 Park Potomac Avenue
Potomac, Maryland 20854
Rockville
110 North Washington Street
Rockville, Maryland 20850
Rollins Avenue
130 Rollins Avenue
Rockville, Maryland 20852
Shady Grove
9600 Blackwell Road
Rockville, Maryland 20850
Silver Spring
8665-B Georgia Avenue
Silver Spring, Maryland 20910
Virginia Branch Locations:

Ballston
4420 N. Fairfax Drive
Arlington, Virginia 22203
Chantilly
13986 Metrotech Drive
Chantilly, Virginia 20151
Dulles Town Center
45745 Nokes Boulevard
Sterling, Virginia 20166
Fairfax
11166 Fairfax Boulevard
Fairfax, Virginia 22030
Merrifield
2905 District Avenue
Fairfax, Virginia 22201
Old Town Alexandria
277 S. Washington Street
Alexandria, Virginia 22314
Reston
12011 Sunset Hills Road
Reston, Virginia 20190
Rosslyn
1919 N. Lynn Street
Arlington, Virginia 22209
Tysons Corner
8245 Boone Boulevard
Tysons Corner, Virginia 22182
Washington, D.C. Branch Locations:

Dupont Circle
1228 Connecticut Avenue, NW
Washington, D.C. 20036
Gallery Place
700 7th Street, NW
Washington, D.C. 20001
Georgetown
1044 Wisconsin Avenue, NW
Washington, D.C. 20007
 (Expected Summer 2016 relocation to
3143 N Street, NW
Washington, D.C. 20007)

K Street
2001 K Street, NW, Suite 150
Washington, D.C. 20006
McPherson Square
1425 K Street, NW
Washington, D.C. 20005

Corporate Offices and Commercial Lending Centers:

Executive Offices and Commercial Lending Center
7830 Old Georgetown Road
Bethesda, Maryland 20814
Tysons Corner Corporate Offices
Commercial Lending Center
8245 Boone Boulevard, Suite 820
Tysons Corner, Virginia 22182
K Street Corporate / Commercial Lending Center
Commercial Deposit Operations Center
2001 K Street, NW, Suite 150
Washington, D.C. 20006
Residential Real Estate Lending:

Park Potomac Office
Residential Lending Center
12505 Park Potomac Avenue, 5th Floor
Potomac, Maryland 20854
 (Expected June 2016 relocation to
6010 Executive Boulevard, Suite 300
Rockville, MD 20852)

Reston Office
Residential Lending Center
12011 Sunset Hills Drive
Reston, Virginia 20190
Tysons Corner Office
Residential Lending Center
8245 Boone Boulevard, Suite 820
Tysons Corner, Virginia 22182
Other Properties:

Operations Center
11961 and 11931 Tech Road
Silver Spring, Maryland 20904

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON EQUITY

        Market for Common Stock.    The Company's common stock is listed for trading on the NASDAQ Capital Market under the symbol "EGBN." Over the twelve month period ended December 31, 2015, the average daily trading volume amounted to approximately 128,583 shares, an increase from approximately 82,382 shares over the twelve month period ended December 31, 2014. No assurance can be given that a more active trading market will develop or can be maintained. The following table sets forth the high and low sale prices for the common stock during each calendar quarter during the last two fiscal years. No cash dividends for common shareholders were declared during such periods. As of February 24, 2016, there were 33,551,237 shares of common stock outstanding, held by approximately 944 shareholders of record. Based on the most recent mailings, the Company believes beneficial shareholders number approximately 13,743.

	2015		2014
Quarter	High	Low	High	Low
First	$38.98	$31.78	$37.00	$29.24
Second	$45.46	$35.51	$36.99	$30.22
Third	$47.03	$39.28	$35.48	$31.61
Fourth	$55.56	$43.97	$36.70	$30.94

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

        Regulations of the Federal Reserve Board and Maryland law place limits on the amount of dividends the Bank may pay to the Company without prior approval. Prior regulatory approval is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve Board has the same authority over bank holding companies. At December 31, 2015 the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

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

        Issuer Repurchase of Common Stock.    No shares of the Company's common stock were repurchased by or on behalf of the Company during 2015 or 2014.

        See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for "Securities Authorized for Issuance Under Equity Compensation Plans."

        Stock Price Performance.    The following table compares the cumulative total return on a hypothetical investment of $100 in the Company's common stock on December 31, 2010 through December 31, 2015, with the hypothetical cumulative total return on the NASDAQ Stock Market Index (U.S. Companies) and the NASDAQ Bank Index for the comparable period, including reinvestment of dividends.

Eagle Bancorp, Inc.

Total Return Performance
400
350
300
250
200
150
100
50
Index Value
Eagle Bancorp, Inc.
NASDAQ Stock Market Index-(U.S. Companies)
NASDAQ Bank Index
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Eagle Bancorp, Inc.	100.00	100.76	138.39	233.49	270.77	384.73
NASDAQ Stock Market Index-(U.S. Companies)	100.00	99.21	116.82	163.75	188.03	201.40
NASDAQ Bank Index	100.00	89.50	106.23	150.55	157.95	171.92

ITEM 6.    SELECTED FINANCIAL DATA

        The following table shows selected historical consolidated financial data for the Company. It should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations at page 39 and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Use of Non-GAAP Financial Measures

        The information set forth below contains certain financial information determined by methods other than in accordance with GAAP. These non-GAAP financial measures are "tangible common equity," "tangible book value per common share," "efficiency ratio (adjusted for merger expenses)," and "return on average common equity." Management uses these non-GAAP measures in its analysis of our performance because it believes these measures are material and will be used as a measure of our performance by investors.

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

	Years Ended December 31,
(dollars in thousands except per share data)	2015	2014	2013	2012	2011
Balance Sheets—Period End
Securities	$504,772	$404,903	$389,405	$310,514	$324,053
Loans held for sale	47,492	44,317	42,030	226,923	176,826
Loans	4,998,368	4,312,399	2,945,158	2,493,095	2,056,256
Allowance for credit losses	52,687	46,075	40,921	37,492	29,653
Intangible assets, net	108,542	109,908	3,510	3,785	4,145
Total assets	6,076,649	5,247,880	3,771,503	3,409,441	2,831,255
Deposits	5,158,444	4,310,768	3,225,414	2,897,222	2,392,095
Borrowings	142,356	280,420	119,771	140,638	152,662
Total liabilities	5,338,048	4,627,121	3,377,640	3,059,465	2,564,544
Preferred shareholders' equity	—	71,900	56,600	56,600	56,600
Common shareholders' equity	738,601	548,859	337,263	293,376	210,111
Total shareholders' equity	738,601	620,759	393,863	349,976	266,711
Tangible common equity(1)	630,059	438,951	333,753	289,591	205,966
Statements of Operations
Interest income	$253,180	$191,573	$157,294	$141,943	$119,124
Interest expense	19,238	13,095	12,504	14,414	20,077
Provision for credit losses	14,638	10,879	9,602	16,190	10,983
Noninterest income	26,628	18,345	24,716	21,364	13,501
Noninterest expense(2)	110,716	99,728	84,579	76,531	63,276
Income before taxes	135,216	86,216	75,325	56,172	38,289
Income tax expense	51,049	31,958	28,318	20,883	13,731
Net income(2)	84,167	54,258	47,007	35,289	24,558
Preferred dividends	601	614	566	566	1,511
Net income available to common shareholders(2)	83,566	53,644	46,441	34,723	23,047

	Years Ended December 31,
(dollars in thousands except per share data)	2015	2014	2013	2012	2011
Per Common Share Data(3)
Net income, basic(2)	$2.54	$2.01	$1.81	$1.50	$1.05
Net income, diluted(2)	2.50	1.95	1.76	1.46	1.04
Book value	22.07	18.21	13.03	11.62	9.57
Tangible book value(4)	18.83	14.56	12.89	11.47	9.38
Common shares outstanding	33,467,893	30,139,396	25,885,863	25,250,378	21,948,128
Weighted average common shares outstanding, basic	32,836,449	26,683,759	25,726,062	23,135,886	21,819,087
Weighted average common shares outstanding, diluted	33,479,592	27,550,978	26,358,611	23,743,815	22,316,593
Ratios
Net interest margin	4.33%	4.44%	4.30%	4.32%	3.99%
Efficiency ratio(2)(5)	42.49%	50.67%	49.90%	51.40%	56.22%
Return on average assets(2)	1.49%	1.31%	1.37%	1.18%	0.97%
Return on average common equity(2)	12.32%	13.50%	14.60%	14.14%	11.71%
CET1 capital (to risk weighted assets)(6)	10.68%	—	—	—	—
Total capital (to risk weighted assets)	12.75%	12.97%	13.01%	12.20%	11.84%
Tier 1 capital (to risk weighted assets)	10.68%	10.39%	11.53%	10.80%	10.33%
Tier 1 capital (to average assets)	10.90%	10.69%	10.93%	10.44%	8.21%
Tangible common equity ratio(1)	10.56%	8.54%	8.86%	8.50%	7.29%
Asset Quality
Nonperforming assets and loans 90+ past due	$19,091	$35,667	$33,927	$35,983	$36,019
Nonperforming assets and loans 90+ past due to total loans	0.38%	0.83%	1.15%	1.44%	1.75%
Nonperforming loans to total loans	0.26%	0.52%	0.84%	1.23%	1.59%
Allowance for credit losses to loans	1.05%	1.07%	1.39%	1.50%	1.44%
Allowance for credit losses to nonperforming loans	397.95%	205.30%	165.66%	122.19%	90.42%
Net charge-offs	$8,026	$5,724	$6,173	$8,351	$6,084
Net charge-offs to average loans	0.17%	0.17%	0.23%	0.37%	0.32%

(1)
Tangible common equity, a non-GAAP financial measure, is defined as total common shareholders' equity reduced by goodwill and other intangible assets.

(2)
The reported figure includes the effect of $4.7 million of merger related expenses ($3.5 million net of tax) for the year ended December 31, 2014. As the magnitude of the merger expenses distorts the operational results of the Company, we present in the GAAP reconciliation below and in the Management's Discussion and Analysis of Financial Condition and Results of Operations certain performance ratios excluding the effect of the merger expenses during the year ended December 31, 2014. We believe this information is important to enable shareholders and other interested parties to assess the core operational performance of the Company.

(3)
Presented giving retroactive effect to the 10% stock dividend paid on the common stock on June 14, 2013.

(4)
Tangible book value per common share, a non-GAAP financial measure, is defined as tangible common shareholders' equity divided by total common shares outstanding.

(5)
Computed by dividing noninterest expense by the sum of net interest income and noninterest income.

(6)
Not applicable to fiscal years prior to 2015.

	Years Ended December 31,
Non-GAAP Reconciliation (Unaudited) (dollars in thousands except per share data)	2015	2014	2013	2012	2011
Common shareholders' equity	$738,601	$548,859	$337,263	$293,376	$210,111
Less: Intangible assets	(108,542)	(109,908)	(3,510)	(3,785)	(4,145)

Tangible common equity	$630,059	$438,951	$333,753	$289,591	$205,966

Book value per common share	$22.07	$18.21	$13.03	$11.62	$9.57
Less: Intangible book value per common share	(3.24)	(3.65)	(0.14)	(0.15)	(0.19)

Tangible book value per common share	$18.83	$14.56	$12.89	$11.47	$9.38

	Year Ended December 31,
Non-GAAP Reconciliation (Unaudited) (dollars in thousands except per share data)	2015	2014
Common shareholders' equity	$738,601	$548,859
Less: Intangible assets	(108,542)	(109,908)

Tangible common equity	$630,059	$438,951

Book value per common share	$22.07	$18.21
Less: Intangible book value per common share	(3.24)	(3.65)

Tangible book value per common share	$18.83	$14.56

Total assets	$6,076,649	$5,247,880
Less: Intangible assets	(108,542)	(109,908)

Tangible assets	$5,968,107	$5,137,972

Tangible common equity ratio	10.56%	8.54%

Non-GAAP Reconciliation (Unaudited) (dollars in thousands except per share data)	Year Ended December 31, 2014
Net income	$54,258
Adjustments to net income
Merger-related expenses, net of tax	3,472

Operating net income	$57,730

Net income available to common shareholders	$53,644
Adjustments to net income available to common shareholders
Merger-related expenses, net of tax	3,472

Operating earnings	$57,116

Earnings per weighted average common share, basic	$2.01
Adjustments to earnings per weighted average common share, basic
Merger-related expenses, net of tax	0.13

Operating earnings per weighted average common share, basic	$2.14

Earnings per weighted average common share, diluted	$1.95
Adjustments to earnings per weighted average common share, diluted
Merger-related expenses, net of tax	0.13

Operating earnings per weighted average common share, diluted	$2.08

Summary Operating Results:
Noninterest expense	$99,728
Merger-related expenses	4,699

Adjusted noninterest expense	$95,029

Adjusted efficiency ratio	48.28%
Adjusted noninterest expense as a % of average assets	2.30%
Return on average assets
Net income	$54,258
Adjustments to net income
Merger-related expenses, net of tax	3,472

Operating net income	$57,730

Adjusted return on average assets	1.40%
Return on average common equity
Net income available to common shareholders	$53,644
Adjustments to net income available to common shareholders
Merger-related expenses, net of tax	3,472

Operating earnings	$57,116

Adjusted return on average common equity	14.38%

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of the Company. The Company's primary subsidiary is the Bank, and the Company's other direct and indirect operating subsidiaries are Bethesda Leasing, LLC, Eagle Insurance Services, LLC, and ECV. This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.

        Caution About Forward Looking Statements.    This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as "may," "could," "should," "will," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan," or words or phases of similar meaning. These forward looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward looking statements.

        The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward looking statements:

  •
  The strength of the United States economy, in general, and the strength of the local economies in which we conduct operations;

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

  •
  Results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses, to write-down assets or to hold more capital;

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

  •
  The willingness of customers to substitute competitors' products and services for our products and services;

  •
  The impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, securities and insurance, and the application thereof by regulatory bodies;

  •
  The effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the Securities and Exchange Commission, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board;

  •
  Technological and social media changes;

  •
  Cybersecurity breaches and threats that cause the Bank to sustain financial losses;

  •
  The effect of acquisitions we may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

  •
  The growth and profitability of noninterest or fee income being less than expected;

  •
  Changes in the level of our nonperforming assets and charge-offs;

  •
  Changes in consumer spending and savings habits;

  •
  Unanticipated regulatory or judicial proceedings; and

  •
  The factors discussed under the caption "Risk Factors" in this report.

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

GENERAL

        The Company is a growth-oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating seventeen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the Company's primary market area. The Company's philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. The Bank currently has a total of twenty one branch offices, including nine in Northern Virginia, seven in Montgomery County, Maryland, and five in Washington, D.C.

        The Bank offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank's market area. The Bank emphasizes providing commercial banking services to sole proprietors, small and medium-sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, NOW accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages other real estate owned ("OREO") assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with two third parties. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and/or construction of real estate projects. ECV lending involves higher levels of risk, together with commensurate expected returns.

        Throughout 2015, economic conditions in the U.S. economy remained mixed as monthly reports fluctuated from generally good to weak with sub-par economic and wage growth being a persistent theme. As 2015 began, expectations were high that the Federal Reserve Board would begin moving short-term interest rates higher but that move did not occur until the final meeting in December. Actual GDP growth for 2015 in the U.S. was below expectations, with the final quarter of 2015 registering just 0.7% growth. Worldwide GDP growth was also generally weak with the European Central Bank ("ECB") committing to further monetary stimulus, and discussions of negative interest rates. Additionally, growth in China declined, which put pressure on developing countries growth, resulting in lower commodity prices, including oil, which prices were very dependent on the strength of the Chinese economy. The U.S. official unemployment rate declined by year-end 2015 to 4.9%. However, job growth, which occurred monthly, was impacted significantly by lower paying jobs, more part-time employment and a lower job participation level. The lack of solid full time job growth and wages weighed heavily on Federal Reserve Board monetary policy, which continued short-term interest rates at near zero levels until its December 2015 meeting, when the federal funds target interest rate was increased by 25 basis points, the first such rate hike by the Federal Reserve's Open Market Committee ("FOMC") in nine years.

        Longer-term U.S. interest rates averaged lower in 2015, with the ten year U.S. Treasury rate averaging 2.14% in 2015 versus 2.54% in 2014. The yield curve flattened (two year versus ten year U.S. Treasury rates) during 2015 as inflationary pressures subsided and the prospect of the FOMC raising short term rates increased, which did not happen until late in 2015. Lower long-term interest rates were a function of both a flight to quality in U.S. Treasury securities, as persistent weaknesses continued in ECB economies generally, along with geopolitical risks, combined with very low inflation levels, most notably energy prices. Arguably, the most significant economic factor in 2015, was substantially lower energy (oil and natural gas) prices brought about by enhanced production in the U.S. and worldwide, creating a huge oversupply situation. The good news was lower U.S. consumer gasoline prices. The bad news was significant stress on the U.S. energy sector's jobs and financial position and results.

        As the ten year U.S. Treasury rate remained in a range of 2.00%-2.25% for most of 2015, the volume of residential mortgage lending was generally favorable throughout the year. Overall, real estate values were stable to increasing in 2015 as interest rates remained low and job growth and personal income levels rose modestly. Political gridlock continued in Washington, D.C. over concerns of public debt and deficits, tax policy and spending levels, although a bill to fund the federal government through September 2016 was reached in late 2015. Uncertainty concerning public policy kept private investment weak throughout 2015 and average liquidity in the overall economy remained high.

        Even considering the impact of lower federal government spending in 2015, the Company's primary market, the Washington, D.C. metropolitan area, has been relatively less impacted by recessionary forces than other parts of the country, due to good growth in the private sector. Private sector growth was attributable in part to a diverse economy including a large healthcare component, substantial business services, and a highly educated work force.

        During 2015, the Company enhanced its marketplace positioning by remaining proactive in growing client relationships and expanding its presence in the Northern Virginia sub-market with the acquisition of Virginia Heritage completed October 31, 2014. The Company has had the financial resources to meet, and has remained committed to meeting, the credit needs of its community, resulting in substantial growth in the Bank's loan portfolio during 2015. Furthermore, the Company's capital position was enhanced in 2015 by very strong and consistent earnings and a successful common stock offering in March 2015. The Company believes its strategies of remaining growth-oriented, retaining a talented staff and maintaining focus on seeking quality lending and deposit relationships has proven successful and is evidenced in its financial and performance ratios. Additionally, the Company believes such focus and strategy of relationship building has fostered future growth opportunities, as the Company's reputation in the marketplace has continued to grow. At December 31, 2015, the Company had total assets of approximately $6.08 billion, total loans of $5.00 billion, total deposits of $5.16 billion and twenty one branches in the Washington, D.C. metropolitan area.

        Operating in the economic environment of 2015, the Bank was able to produce above average growth as compared to local peer banks in both deposits and loans. Additionally, the Bank was able to grow its net interest spread earnings substantially, maintain an above average net interest margin, retain a solid position regarding asset quality, and generate enhanced operating leverage due in part from the Merger, as well as to its seasoned and professional staff. The Company increased its net income in each quarter of 2015, continuing a trend of consecutive quarterly increases dating to the first quarter of 2009.

CRITICAL ACCOUNTING POLICIES

        The Company's Consolidated Financial Statements are prepared in accordance with GAAP and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility.

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

        Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification ("ASC") Topic 805, "Business Combinations." Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition. Adjustments to fair value for credit and current interest rate considerations at the date of acquisition are subsequently amortized to interest income and interest expense based on the remaining life of the asset or liability. Ongoing assessments of fair value are made at each balance sheet date.

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

        The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of quantitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2015. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

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

        Interest rate swap derivatives designated as qualified cash flow hedges are tested for hedge effectiveness on a quarterly basis. Assessments are made at the inception of the hedge and on a recurring basis to determine whether the derivative used in the hedging transaction has been and is expected to continue to be highly effective in offsetting changes in fair values or cash flows of the hedged item. A statistical regression analysis is performed to measure the effectiveness.

        If, based on the assessment, a derivative is not expected to be a highly effective hedge or it has ceased to be a highly effective hedge, hedge accounting is discontinued as of the quarter the hedge is not highly effective. As the statistical regression analysis requires the use of estimates regarding the amount and timing of future cash flows which are sensitive to significant changes in future periods based on changes in market rates; we consider this a critical accounting estimate.

RESULTS OF OPERATIONS

Overview

        Due to the Merger completed in 2014, the Company incurred various merger-related expenses in 2014, which make it difficult for readers to analyze the Company's core operating earnings. For comparison purposes, the Company provides parenthetically in the discussion below the operating amounts and ratios which it feels are more useful to the reader. For a reconciliation of these non-GAAP financial measures to the GAAP equivalents, please refer to the Selected Financial Data appearing at Item 6 of this report.

        For the year ended December 31, 2015, the Company's net income was $84.2 million, a 55% increase (46% on an operating basis) over the $54.3 million ($57.7 million on an operating basis) for the year ended

December 31, 2014. Net income available to common shareholders for the year ended December 31, 2015 was $83.6 million, as compared to $53.6 million ($57.1 million on an operating basis) for the same period in 2014, a 56% increase (46% on an operating basis).

        Net income available to common shareholders in 2015 was $2.54 per basic common share and $2.50 per diluted common share, as compared to $2.01 per basic common share and $1.95 per diluted common share ($2.14 per basic common share and $2.08 per diluted common share on an operating basis) for 2014, a 26% increase per basic and a 28% increase per diluted common share (19% increase per basic and 21% per diluted common share on an operating basis).

        For the year ended December 31, 2015, the Company reported a return on average assets ("ROAA") of 1.49% as compared to 1.31% (1.40% on an operating basis) for the year ended December 31, 2014, while the return on average common equity ("ROACE") was 12.32%, as compared to 13.50% (14.38% on an operating basis) for the year ended December 31, 2014.

        The lower ROACE for the full year 2015 as compared to the 2014 ratio was due to higher capital levels in 2015.

        The Company's earnings are largely dependent on net interest income, the difference between interest income and interest expense, which represented 90% and 91% of total revenue (defined as net interest income plus noninterest income) for the full year in 2015 and 2014, respectively.

        The net interest margin, which measures the difference between interest income and interest expense (i.e., net interest income) as a percentage of earning assets, decreased 11 basis points from 4.44% for the year ended December 31, 2014 to 4.33% for the year ended December 31, 2015. Average earning asset yields decreased by 8 basis points (4.69% versus 4.77%) for the year ended December 31, 2015 compared to the same period in 2014, while the cost of interest bearing liabilities increased by 5 basis points (to 0.54% from 0.49%). For 2015, in spite of competitive factors and a low interest rate environment, the Company has been able to maintain its loan portfolio yields relatively close to 2014 levels (5.24% versus 5.37%) due to disciplined loan pricing practices. The net interest margin was positively impacted by 6 basis points for the year ended December 31, 2015 as a result of $3.5 million in amortization of the credit mark adjustment from the Merger.

        For the year ended December 31, 2015, the net interest spread decreased by 13 basis points (to 4.15% from 4.28%) as compared to 2014, due to lower yields on average earning assets and an increase in the average cost on interest bearing liabilities. The cost of interest bearing liabilities increased in 2015 largely as a result of the full year impact of the issuance of $70 million of subordinated notes completed in August 2014, and to a higher mix of time deposits resulting from the Merger. Overall, the Company believes its deposit mix and cost of funds remains favorable. The benefit of noninterest sources funding earning assets increased by 2 basis points to 18 basis points from 16 basis points for the year ended December 31, 2015 and 2014, respectively, as a result of a favorable mix of noninterest bearing deposits and stockholders' equity.

        The combination of a 13 basis point decrease in the net interest spread and a 2 basis point increase in the value of noninterest sources resulted in the 11 basis point decrease in the net interest margin for the year ended December 31, 2015 as compared to the same period in 2014.

        The Company believes it effectively managed its net interest margin and net interest income during 2015 as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance during 2015 as net interest income (at 90%) represents the most significant component of the Company's revenues.

        The provision for credit losses was $14.6 million for the year ended December 31, 2015 as compared to $10.9 million for the year ended December 31, 2014. The higher provisioning in the year ended December 31, 2015, as compared to the December 31, 2014, is due to both higher loan growth and higher net charge-offs. Net charge-offs of $8.0 million for the year ended December 31, 2015 represented 0.17% of average loans, excluding loans held for sale, as compared to $5.7 million or 0.17% of average loans, excluding loans held for sale, for the year ended December 31, 2014.

        At December 31, 2015, the allowance for credit losses represented 1.05% of loans outstanding, as compared to 1.07% at December 31, 2014. The decrease in the allowance for credit losses as a percentage of total loans was due to both higher loan growth and lower impaired loan balances. The allowance for credit losses was 398% of nonperforming loans at December 31, 2015, as compared to 205% at December 31, 2014.

        Total noninterest income for the year ended December 31, 2015 increased to $26.6 million from $18.3 million for the year ended December 31, 2014, a 45% increase.

        The efficiency ratio, which measures the ratio of noninterest expense to total revenue, remained favorable at 42.49% for the year ended December 31, 2015 as compared to 50.67% (48.28% on an operating basis) for the same period in 2014. Total noninterest expenses totaled $110.7 million for the year ended December 31, 2015, as compared to $99.7 million ($95.0 million on an operating basis) for the year ended December 31, 2014, an 11% increase (17% on an operating basis). As a percentage of average assets, total noninterest expense was 1.97% for the year of 2015 as compared to 2.41% (2.30% on an operating basis) for the same period in 2014.

        The ratio of common equity to total assets increased from 10.46% at December 31, 2014 to 12.15% at December 31, 2015 due to growth from earnings and the public offering of common stock completed during the first quarter of 2015. As discussed in the "Capital Resources and Adequacy" section, the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

Net Interest Income and Net Interest Margin

        Net interest income is the difference between interest income on earning assets and the cost of funds supporting those assets. Earning assets are composed primarily of loans, loans held for sale, investment securities, and interest bearing deposits with banks. The cost of funds comprises interest expense on deposits, customer repurchase agreements and other borrowings, which consist of federal funds purchased, advances from the FHLB and subordinated notes. Noninterest bearing deposits and capital are other components representing funding sources. Changes in the volume and mix of assets and funding sources, along with the changes in yields earned and rates paid, determine changes in net interest income.

        Net interest income in 2015 was $233.9 million compared to $178.5 million in 2014 and $144.8 million in 2013.

        For the year ended December 31, 2015, net interest income increased 31% over the same period for 2014. Average loans increased $1.23 billion (37%) and average deposits increased by $1.18 billion (34%). The net interest margin was 4.33% for the year ended December 31, 2015, as compared to 4.44% for the same period in 2014. The Company has been able to maintain its loan yields in 2015 relatively close to 2014 levels due to disciplined loan pricing practices, and has managed its funding costs while maintaining a favorable deposit mix; much of which has occurred from sales efforts to increase and deepen client relationships. The Company believes its net interest margin remains favorable.

        The table below presents the average balances and rates of the various categories of the Company's assets and liabilities for the years ended December 31, 2015, 2014 and 2013. Included in the tables is a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest expense on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. Margin includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

	Years Ended December 31,
	2015			2014			2013
(dollars in thousands)	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
Assets
Interest earning assets:
Interest bearing deposits with other
banks and other short-term investments	$308,345	$732	0.24%	$207,530	$496	0.24%	$280,399	$689	0.25%
Loans held for sale(1)	44,533	1,671	3.75%	33,541	1,337	3.99%	90,161	3,140	3.48%
Loans(1)(2)	4,594,395	240,669	5.24%	3,361,696	180,438	5.37%	2,644,892	145,661	5.51%
Investment securities available for sale(2)	445,986	10,092	2.26%	401,153	9,286	2.31%	348,143	7,792	2.24%
Federal funds sold	6,812	16	0.23%	9,205	16	0.17%	6,871	12	0.17%

Total interest earning assets	5,400,071	253,180	4.69%	4,013,125	191,573	4.77%	3,370,466	157,294	4.67%

Noninterest earning assets	280,443			160,543			107,844
Less: allowance for credit losses	48,811			43,173			39,207

Total noninterest earning assets	231,632			117,370			68,637

Total Assets	$5,631,703			$4,130,495			$3,439,103

Liabilities and
Shareholders' Equity
Interest bearing liabilities:
Interest bearing transaction	$182,518	$291	0.16%	$119,835	$178	0.15%	$103,763	$298	0.29%
Savings and money market	2,425,286	8,185	0.34%	1,950,138	6,265	0.32%	1,516,699	5,765	0.38%
Time deposits	774,943	5,867	0.76%	449,108	3,195	0.71%	481,576	4,551	0.95%

Total interest bearing deposits	3,382,747	14,343	0.42%	2,519,081	9,638	0.38%	2,102,038	10,614	0.50%
Customer repurchase agreements and federal funds purchased	59,141	132	0.22%	63,490	143	0.23%	94,566	254	0.27%
Other short-term borrowings	27,659	86	0.31%	7,288	31	0.42%	30	—	—
Long-term borrowings	82,446	4,677	5.60%	77,081	3,283	4.20%	39,300	1,636	4.11%

Total interest bearing liabilities	3,551,993	19,238	0.54%	2,666,940	13,095	0.49%	2,235,934	12,504	0.56%

Noninterest bearing liabilities:
Noninterest bearing demand	1,314,516			994,007			811,757
Other liabilities	26,726			12,925			16,709

Total noninterest bearing liabilities	1,341,242			1,006,932			828,466

Shareholders' equity	738,468			456,623			374,703

Total Liabilities and Shareholders' Equity	$5,631,703			$4,130,495			$3,439,103

Net interest income		$233,942			$178,478			$144,790

Net interest spread			4.15%			4.28%			4.11%
Net interest margin			4.33%			4.44%			4.30%
Cost of funds			0.36%			0.33%			0.37%

(1)
Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $12.6 million, $11.5 million and $7.9 million for the year ended December 31, 2015, 2014, and 2013 respectively.

(2)
Interest and fees on loans and investments exclude tax equivalent adjustments.

Rate/Volume Analysis of Net Interest Income

        The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to changes in the volume of average earning assets and interest bearing liabilities, and the changes in net interest income due to changes in interest rates. As the table shows, the increase in net interest income in 2015 as compared to

2014 was primarily a function of an increase in the volume of earning assets. For 2014 over 2013, the change was primarily a function of an increase in the volume of earning assets.

	2015 compared with 2014			2014 compared with 2013
(dollars in thousands)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)	Change Due to Volume	Change Due to Rate	Total Increase (Decrease)
Interest earned on
Loans	$66,165	$(5,934)	$60,231	$39,476	$(4,699)	$34,777
Loans held for sale	438	(104)	334	(1,972)	169	(1,803)
Investment securities	1,038	(232)	806	1,186	308	1,494
Interest bearing bank deposits	241	(5)	236	(179)	(14)	(193)
Federal funds sold	(4)	4	—	4	0	4

Total interest income	67,878	(6,271)	61,607	38,515	(4,236)	34,279

Interest paid on
Interest bearing transaction	93	20	113	46	(166)	(120)
Savings and money market	1,526	394	1,920	1,648	(1,148)	500
Time deposits	2,318	354	2,672	(307)	(1,049)	(1,356)
Customer repurchase agreements	(10)	(1)	(11)	(83)	(28)	(111)
Other borrowings	315	1,134	1,449	1,573	105	1,678

Total interest expense	4,242	1,901	6,143	2,877	(2,286)	591

Net interest income	$63,636	$(8,172)	$55,464	$35,638	$(1,950)	$33,688

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consulting firm, support management's assessment as to the adequacy of the allowance at the balance sheet date. Please refer to the discussion under the caption "Critical Accounting Policies" for an overview of the methodology management employs on a quarterly basis to assess the adequacy of the allowance and the provisions charged to expense. Also, refer to the table under "Allowance for Credit Losses" at page 56, which reflects the comparative charge-offs and recoveries.

        The allowance for credit losses increased $6.6 million as of December 31, 2015 as compared to December 31, 2014, reflecting $14.6 million in provision for credit losses and $8.0 million in net charge-offs during 2015. The provision for credit losses was $14.6 million for 2015 as compared to $10.9 million in 2014. The higher provisioning for the year ended December 31, 2015 as compared to the same period in 2014 was due to both higher loan growth and higher net charge-offs. Net charge-offs totaled $8.0 million (0.17% of average loans, excluding loans held for sale) for the year ended December 31, 2015 compared to $5.7 million (0.17% of average loans, excluding loans held for sale) for the year ended December 31, 2014, a dollar increase of $2.3 million. Net charge-offs for the year ended December 31, 2015 were attributable primarily to land development and construction loans ($1.7 million), commercial and industrial loans ($4.5 million), home equity and other consumer ($1.2 million), and income producing-commercial real estate loans ($625 thousand).

        At December 31, 2015 the allowance for credit losses represented 1.05% of loans outstanding, as compared to 1.07% at December 31, 2014. The decline in the ratio of the allowance for credit losses to total loans was due to growth in the loan portfolio and lower impaired loan balances. The allowance for credit losses represented 398% of nonperforming loans at December 31, 2015, as compared to 205% at December 31, 2014.

        As part of its comprehensive loan review process, the Bank's Board of Directors and Loan Committee or Credit Review Committee carefully evaluate loans which are past-due 30 days or more. The Committees make a thorough assessment of the conditions and circumstances surrounding each delinquent loan. The Bank's loan policy requires that loans be placed on nonaccrual if they are 90 days past-due, unless they are well secured and in the process of collection. Additionally, Credit Administration specifically analyzes the status of development and construction projects, sales activities and utilization of interest reserves in order to carefully and prudently assess potential increased levels of risk requiring additional reserves.

        The maintenance of a high quality loan portfolio, with an adequate allowance for possible credit losses, will continue to be a primary management objective for the Company.

Noninterest Income

        Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investments, income from bank owned life insurance ("BOLI") and other income.

        Total noninterest income for the year ended December 31, 2015 increased to $26.6 million from $18.3 million for the year ended December 31, 2014, a 45% increase. This increase was primarily due to $4.9 million higher gains on the sale of residential mortgage loans and to gains realized on the sale of investment securities of $2.3 million offset by a $1.1 million loss on the early extinguishment of debt due to the early payoff of FHLB advances. There were $2.3 million of investment securities gains recorded for the year of 2015, as compared to $22 thousand of investment securities gains for the year of 2014.

        For the year ended December 31, 2015, service charges on deposit accounts increased $491 thousand to $5.4 million from $4.9 million, an increase of 10% over 2014. This increase in service charges for the year ended December 31, 2015 was primarily related to growth in the number of accounts.

        Gain on sale of loans consists of SBA and residential mortgage loans. For the year ended December 31, 2015, gain on sale of loans increased from $6.9 million to $12.0 million compared to the same period in 2014.

        The Company originates residential mortgage loans and utilizes both "mandatory delivery" and "best efforts" forward loan sale commitments to sell those loans, servicing released. Sales of these residential mortgage loans yielded gains of $10.4 million for the year ended December 31, 2015 compared to $5.6 million in the same period in 2014, as refinancing activity increased beginning in the first quarter of 2015. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve for possible repurchases. The reserve amounted to $117 thousand at December 31, 2015 and is included in other liabilities on the Consolidated Balance Sheets. There were no repurchases due to fraud by the borrower during the year ended December 31, 2015. The Bank does not originate "sub-prime" loans and has no exposure to that market segment.

        The Company is an originator of SBA loans and its current practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $1.5 million for the year ended December 31,

2015 compared to $1.3 million for the same period in 2014. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

        Other income totaled $6.5 million for the year ended December 31, 2015 as compared to $5.2 million for the same period in 2014, an increase of 25%. ATM fees increased from $1.2 million for the year ended December 31, 2014, to $1.4 million for the year ended December 31, 2015, a 19% increase. SBA servicing fees increased from $260 thousand for the year ended December 31, 2014 to $290 thousand for the year ended December 31, 2015, a 12% increase. Noninterest loan fees increased from $2.8 million for the year ended December 31, 2014 to $3.6 million for the same period in 2015, a 30% increase. Noninterest loan fees relate primarily to the collection of prepayment and commitment fees. Other noninterest fee income was $1.2 million for 2015 compared to $1.0 million for 2014, a 19% increase.

        At December 31, 2015, BOLI amounted to $58.7 million as compared to $56.6 million at December 31, 2014, which reflected an increase in cash surrender values.

        Net investment gains amounted to $2.3 million for the year ended December 31, 2015 compared to $22 thousand for the year ended December 31, 2014. Net investment gains were realized in 2015 to take advantage of market conditions, as longer term U.S. Treasury rates declined precipitously in February 2015.

Noninterest Expense

        Total noninterest expense consists of salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, legal, accounting and professional fees, FDIC insurance premiums and other expenses.

        Total noninterest expenses totaled $110.7 million for the year ended December 31, 2015, as compared to $99.7 million ($95.0 million on an operating basis) for the year ended December 31, 2014, an 11% increase (17% on an operating basis).

        Salaries and employee benefits were $61.7 million for the year ended December 31, 2015, as compared to $57.3 million for the same period in 2014, an 8% increase. Cost increases for salaries and benefits for the year ended December 31, 2015 were due primarily to increased staff, merit increases, employee benefit expense increases and higher incentive compensation. At December 31, 2015, the Company's full time equivalent staff numbered 434, as compared to 427 at December 31, 2014.

        Premises and equipment expenses amounted to $16.0 million for the year ended December 31, 2015 as compared to $13.3 million for the same period in 2014, a 20% increase. For the year ended December 31, 2015, premises and equipment expenses were higher due to costs of additional branches and office space acquired in the Merger, to increases in leasing costs, and to accelerated amortization. For the year ended December 31, 2015, the Company recognized $435 thousand of sublease revenue as compared to $114 thousand for the same period in 2014. The sublease revenue is a direct offset of premises and equipment expenses.

        Marketing and advertising expenses increased from $2.0 million for the year ended December 31, 2014 to $2.7 million for 2015, an increase of 38%, primarily due to costs associated with digital and print advertising and sponsorships.

        Data processing expenses increased from $6.2 million for the year ended December 31, 2014 to $7.5 million for 2015, an increase of 22%. The increase in expense for the year ended December 31, 2015 as compared to the same period in 2014 was due to increased accounts and transaction volume primarily arising out of the Merger and to higher network expenses.

        Legal, accounting and professional fees were $3.7 million for the year ended December 31, 2015, as compared to $3.4 million for 2014, an increase of 8%.

        FDIC insurance premiums increased $821 thousand to $3.2 million for the year ended December 31, 2015, an increase of 35% compared to 2014 due to higher average asset growth.

        Other expenses increased to $15.6 million for the year ended December 31, 2015 from $10.5 million for the same period in 2014, an increase of 49%. The major components of cost in this category include insurance expenses, deposit fees, director fees, OREO expenses and franchise taxes. The increase for the year ended December 31, 2015 compared to the same period in 2014 was primarily due to an increase in costs and valuation adjustments associated with other real estate owned of $2.1 million, an increase in franchise tax of $506 thousand, and an increase in core deposit intangible amortization of $754 thousand. Cost control remains a significant operating objective of the Company.

Income Tax Expense

        The Company recorded income tax expense of $51.0 million in 2015 compared to $32.0 million in 2014, resulting in an effective tax rate of 37.8% and 37.1%, respectively. The higher effective tax rate for 2015 reflects the relatively lower levels of tax exempt income.

BALANCE SHEET ANALYSIS

Overview

        At December 31, 2015, total assets were $6.08 billion, compared to $5.25 billion at December 31, 2014, a 16% increase. Total loans (excluding loans held for sale) were $5.00 billion at December 31, 2015 compared to $4.31 billion at December 31, 2014, a 16% increase. Total deposits were $5.16 billion at December 31, 2015, compared to deposits of $4.31 billion at December 31, 2014, a 20% increase. Loans held for sale amounted to $47.5 million at December 31, 2015 as compared to $44.3 million at December 31, 2014, a 7% increase.

        The investment portfolio totaled $487.9 million at December 31, 2015, a 28% increase from the $382.3 million balance at December 31, 2014. Total borrowed funds (excluding customer repurchase agreements) were $70.0 million at December 31, 2015 as compared to $219.3 million at December 31, 2014, a 68% decrease. The decline in borrowed funds for the year ended December 31, 2015 as compared to December 31, 2014 was the result of the payoff of all FHLB advances and the $9.3 million in subordinated notes due 2021.

        Total shareholders' equity at December 31, 2015 decreased 6%, to $738.6 million, compared to $786.1 million at September 30, 2015, and increased 19%, from $620.8 million, at December 31, 2014. The decline of shareholders' equity from September 30, 2015 reflects the redemption during the fourth quarter of 2015 of all $71.9 million of the preferred stock issued under the Small Business Lending Fund ("SBLF"), partially offset by earnings during the fourth quarter. The increase in shareholders' equity in 2015 was due to increased retained earnings, the public offering of common stock completed during the first quarter of 2015 (which netted approximately $94.5 million) and the redemption of the SBLF preferred stock noted above. The ratio of common equity to total assets was 12.15% at December 31, 2015 as compared to 10.46% at December 31, 2014. The Company's capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 12.75% at December 31, 2015, as compared to 12.97% at December 31, 2014. In addition, the tangible common equity ratio was 10.56% at December 31, 2015, compared to 8.54% at December 31, 2014.

Investment Securities Available-for-Sale and Short-Term Investments

        The tables below and Note 4 to the Consolidated Financial Statements provide additional information regarding the Company's investment securities categorized as "available-for-sale" ("AFS"). The Company classifies all its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholders' equity (accumulated other comprehensive income), net of deferred income taxes. At December 31, 2015, the Company had a net unrealized gain in AFS securities of $1.7 million with a deferred income tax liability of $694 thousand, as compared to a net unrealized gain in AFS securities of $4.4 million at December 31, 2014, with a deferred tax liability of $1.8 million, respectively.

        The AFS portfolio is comprised of U.S. agency securities (12% of AFS securities) with an average duration of 2.4 years, seasoned mortgage backed securities that are 100% agency issued (61% of AFS securities) which have an average expected life of 3.7 years with contractual maturities of the underlying mortgages of up to thirty years, municipal bonds (24% of AFS securities) which have an average duration of 5.2 years, corporate bonds (3% of AFS securities) which have an average duration of 3.8 years, and equity investments which comprise less than 1% of AFS securities. The equity investment consists of common stock of a few community banking companies with an estimated fair value of $334 thousand. Ninety nine percent of the investment securities which are debt instruments are rated AAA or AA or have the implicit guarantee of the U.S. Treasury.

        At December 31, 2015, the investment portfolio amounted to $487.9 million as compared to $382.3 million at December 31, 2014, an increase of 28%. The investment portfolio is managed to achieve goals related to liquidity, income, interest rate risk management and to provide collateral for customer repurchase agreements and other borrowing relationships.

        The following table provides information regarding the composition of the Company's investment securities portfolio at the dates indicated. Amounts are reported at estimated fair value. The change in composition of the portfolio at December 31, 2015 as compared to 2014 was due principally to ALCO decisions to sell various longer-term municipal investments, to acquire floating rate corporate bonds in June 2015, and to increase holdings of U.S. agency securities to well position the Company in the current interest rate environment. During the year ended December 31, 2015, the investment portfolio balances increased as compared to balances at December 31, 2014, in part from the reinvestment of a portion of the cash flows from the sale of the indirect consumer loan portfolio which closed in late July 2015, amounting to approximately $80.3 million at the time of sale. In addition to the purchase of investments, cash flows from the sale of the indirect consumer loan portfolio provided additional liquidity for loan originations.

	Years Ended December 31,
	2015		2014		2013
(dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total	Balance	Percent of Total
U. S. agency securities	$56,975	11.7%	$29,894	7.8%	$47,335	12.5%
Residential mortgage backed securities	297,241	60.9%	240,320	62.9%	228,674	60.5%
Municipal bonds	118,381	24.3%	111,712	29.2%	101,740	26.9%
Corporate bonds	14,938	3.1%	—	—	—	—
Other equity investments	334	0.1%	417	0.1%	384	0.1%

	$487,869	100%	$382,343	100%	$378,133	100%

        At December 31, 2015, there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's shareholders' equity.

        The following table provides information, on an amortized cost basis, regarding the contractual maturity and weighted-average yield of the investment portfolio at December 31, 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt securities have not been calculated on a tax equivalent basis.

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years		Total
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U. S. agency securities	$31,436	1.84%	$18,826	2.03%	$6,513	2.32%	$—	—	$56,775	1.96%
Residential mortgage backed securities	5,306	2.66%	250,453	1.84%	43,950	2.40%	—	—	299,709	1.94%
Muncipal bonds	4,450	2.84%	41,214	3.47%	66,001	2.23%	2,588	4.01%	114,253	2.74%
Corporate bonds	—	—	15,090	1.03%	—	—	—	—	15,090	1.03%
Other equity investments	—	—	—	—	—	—	—	—	307	—

	$41,192	2.05%	$325,583	1.97%	$116,464	2.30%	$2,588	4.01%	$486,134	2.07%

        The Company also has a portfolio of short-term investments utilized for asset liability management needs. For the year ended December 31, 2015, this portfolio totaled $1.6 million and was comprised of time deposits. For the year ended December 31, 2014, this portfolio totaled $10.3 million and was comprised of discount notes, commercial paper, money market investments, and other bank certificates of deposit.

        Federal funds sold amounted to $3.8 million at December 31, 2015 as compared to $3.5 million at December 31, 2014. These funds represent excess daily liquidity which is invested on an unsecured basis with well capitalized banks, in amounts generally limited both in the aggregate and to any one bank.

        Interest bearing deposits with banks and other short-term investments amounted to $283.6 million at December 31, 2015 as compared to $243.4 million at December 31, 2014. These overnight funds represent daily liquidity held at the Federal Reserve to meet future loan demand, to fund future increases in investment securities and to meet other general liquidity needs of the Company.

Loan Portfolio

        In its lending activities, the Company seeks to develop substantial relationships with clients whose businesses and individual banking needs will grow with the Bank. There has been a significant effort to grow the loan portfolio and to be responsive to the lending needs in the markets served by the Bank, while maintaining sound asset quality.

        Loan growth over the past year has been favorable, with loans outstanding reaching $5.00 billion at December 31, 2015, an increase of $686 million or 16% as compared to $4.31 billion at December 31, 2014, and increased $2.05 billion or 70% as compared to $2.95 billion at December 31, 2013. Loan growth over the last twelve months was due in part to the Bank's enhanced Northern Virginia footprint achieved through the Merger and the George Mason sponsorship, which presented additional opportunities to obtain and expand relationships through attaining a much higher profile in this growing market within our trading area.

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

        Loan growth in 2015 was predominantly in the income producing—commercial real estate and construction—commercial and residential categories, along with significant percentage increases in the commercial, owner occupied—commercial real estate, and owner occupied commercial real estate construction. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio, with the largest dollar increase in the income producing property category. Multi-family commercial real estate leasing in the Bank's market area has held up well, particularly for well-located close-in projects, while suburban office leasing softened somewhat. Overall, commercial real estate values have generally held up well with upward price escalation in prime pockets. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

        Owner occupied commercial real estate and owner occupied commercial real estate construction loans represent 12% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 74% consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate and owner occupied commercial real estate construction are excluded, the percentage of total loans represented by commercial real estate decreases to 62%. Real estate also serves as collateral for loans made for other purposes, resulting in 79% of loans being secured by real estate.

        The following table shows the trends in the composition of the loan portfolio over the past five years.

	Years Ended December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$1,052,257	21%	$916,226	21%	$694,350	24%	$545,070	22%	$478,886	23%
Income producing—commercial real estate	2,115,478	42%	1,703,172	40%	1,119,800	38%	914,638	37%	756,645	37%
Owner occupied—commercial real estate	498,103	10%	461,581	11%	317,491	11%	297,857	12%	250,174	12%
Real estate mortgage—residential	147,365	3%	148,018	3%	90,418	3%	61,871	3%	39,552	2%
Construction—commercial and residential	985,607	20%	793,432	18%	574,167	19%	533,722	21%	395,267	19%
Construction—C&I (owner occupied)	79,769	2%	58,032	1%	34,659	1%	28,808	1%	34,402	2%
Home equity	112,885	2%	122,536	3%	110,242	4%	106,844	4%	97,103	5%
Other consumer	6,904	—	109,402	3%	4,031	—	4,285	—	4,227	—

Total loans	4,998,368	100%	4,312,399	100%	2,945,158	100%	2,493,095	100%	2,056,256	100%

Less: Allowance for credit losses	(52,687)		(46,075)		(40,921)		(37,492)		(29,653)

Net loans	$4,945,681		$4,266,324		$2,904,237		$2,455,603		$2,026,603

        As noted above, a significant portion of the loan portfolio consists of commercial, construction and commercial real estate loans, primarily made in the Washington, D.C. metropolitan area and secured by real estate or other collateral in that market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the Washington, D.C. metropolitan real estate market could have an adverse impact on this portfolio of loans and the Company's income and financial position. While our basic market area is the Washington, D.C. metropolitan area, the Bank has made loans outside that market area where the nature and quality of such loans was consistent with the Bank's lending policies. At present, the Company believes that commercial real estate values are stable to improving in those sub-markets of the Washington, D.C. metropolitan area in which the Company has significant real estate exposure.

        The federal banking agencies have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land which represent in total 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institutions total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. Commercial real estate loans and construction, land and land development loans represent 441% and 134%, respectively, of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened portfolio monitoring and reporting, and strong underwriting criteria with respect to its commercial real estate portfolio. The Company is well capitalized. Nevertheless, the Company could be required to maintain higher levels of capital as a result of our commercial real estate concentration, which could require us to obtain additional capital, and may adversely affect shareholder returns.

        At December 31, 2015, the Company had no other concentrations of loans in any one industry exceeding 10% of its total loan portfolio. An industry for this purpose is defined as a group of businesses that are engaged in similar activities and have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

Loan Maturity

        The following table sets forth the time to contractual maturity of the loan portfolio as of December 31, 2015.

	Due In
(dollars in thousands)	Total	One Year or Less	Over One to Five Years	Over Five to Ten Years	Over Ten Years
Commercial	$1,052,257	$443,953	$400,922	$189,743	$17,639
Income producing—commercial real estate	2,115,478	705,243	1,085,685	294,513	30,037
Owner occupied—commercial real estate	498,103	43,398	172,045	226,290	56,370
Real estate mortgage—residential	147,365	7,075	116,111	1,474	22,705
Construction—commercial and residential	985,607	416,477	523,526	40,228	5,376
Construction—C&I (owner occupied)	79,769	4,229	9,879	56,342	9,319
Home equity	112,885	1,595	15,719	52,187	43,384
Other consumer	6,904	1,691	3,977	228	1,008

Total loans	$4,998,368	$1,623,661	$2,327,864	$861,005	$185,838

Loans with:
Predetermined fixed interest rate	$1,751,475	$320,523	$1,099,292	$263,296	$68,364
Floating interest rate	3,246,893	1,303,138	1,228,572	597,709	117,474

Total loans	$4,998,368	$1,623,661	$2,327,864	$861,005	$185,838

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

        Management has developed a comprehensive analytical process to monitor the adequacy of the allowance for credit losses. This process and guidelines were developed utilizing, among other factors, the guidance from federal banking regulatory agencies. The results of this process, in combination with conclusions of the Bank's outside loan review consulting firm, support management's assessment as to the adequacy of the allowance at December 31, 2015. During 2015, a provision for credit losses was made in the amount of $14.6 million and net charge-offs amounted to $8.0 million. A full discussion of the accounting for allowance for credit losses is contained in Note 1 to the Consolidated Financial Statements and activity in the allowance for credit losses is contained in Note 5 to the Consolidated Financial Statements. Also, please refer to the discussion under the caption "Critical Accounting Policies" within Management's Discussion and Analysis of Financial Condition and Results of Operation for further discussion of the methodology which management employs to maintain an adequate allowance for credit losses, as well as the discussion under the caption "Provision for Credit Losses."

        The allowance for credit losses represented 1.05% of total loans at December 31, 2015 as compared to 1.07% at December 31, 2014. At December 31, 2015, the allowance represented 398% of nonperforming loans as compared to 205% at December 31, 2014. The decline in the ratio of the allowance for loan losses to total loans was due to improved credit quality in the loan portfolio at December 31, 2015 versus December 31, 2014. The increase in the allowance coverage ratio was due in large part to the level of nonperforming loans declining by $9.2 million, or approximately 41%, at December 31, 2015 as compared to December 31, 2014.

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

        At December 31, 2015, the Company had $13.2 million of loans classified as nonperforming, and $18.6 million of potential problem loans, as compared to $22.4 million of nonperforming loans and $23.9 million of potential problem loans at December 31, 2014. Please refer to Note 1 to the Consolidated Financial Statements under the caption "Loans" for a discussion of the Company's policy regarding impairment of loans. Please refer to "Nonperforming Assets" at page 58 for a discussion of problem and potential problem assets.

        As the loan portfolio and allowance for credit losses review processes continue to evolve, there may be changes to elements of the allowance and this may have an effect on the overall level of the allowance maintained. Historically, the Bank has enjoyed a high quality loan portfolio with relatively low levels of net charge-offs and low delinquency rates. In 2015, the Company witnessed an increased level of net charge-offs in dollars, but as a percentage of average loans the net charge-off ratio remained at 0.17%. The maintenance of a high quality portfolio will continue to be a high priority for both management and the Board of Directors.

        Management, being aware of the significant loan growth experienced by the Company, is intent on maintaining a strong credit review function and risk rating process. The Company has an experienced Credit Administration function, which provides independent analysis of credit requests and the management of problem credits. The Credit Department has developed and implemented analytical procedures for evaluating credit requests, has refined the Company's risk rating system, and has adopted enhanced monitoring of the loan portfolio (in particular the construction loan portfolio) and the adequacy of the allowance for credit losses, including stress test analyses. Additionally, fair value assessments of loans acquired is made as part of analytical procedures. The loan portfolio analysis process is ongoing and proactive in order to maintain a portfolio of quality credits and to quickly identify any weaknesses before they become more severe.

        The following table sets forth activity in the allowance for credit losses for the past five years.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Balance at beginning of year	$46,075	$40,921	$37,492	$29,653	$24,754
Charge-offs:
Commercial	4,693	2,634	4,275	3,481	4,310
Investment—commercial real estate	651	121	602	1,189	277
Owner occupied—commercial real estate	—	752	—	350	—
Real estate mortgage—residential	—	138	—	300	95
Construction—commercial and residential	1,884	2,721	2,010	3,033	1,366
Construction—C&I (owner occupied)	—	—	—	—	—
Home equity	1,142	379	89	698	295
Other consumer	228	189	63	47	87

Total charge-offs	8,598	6,934	7,039	9,098	6,430

Recoveries:
Commercial	195	977	161	144	28
Investment—commercial real estate	26	42	—	18	126
Owner occupied—commercial real estate	3	7	—	—	—
Real estate mortgage—residential	7	—	—	—	3
Construction—commercial and residential	206	83	688	510	183
Construction—C&I (owner occupied)	—	—	—	—	—
Home equity	25	10	11	73	3
Other consumer	110	90	6	2	3

Total recoveries	572	1,209	866	747	346

Net charge-offs	8,026	5,725	6,173	8,351	6,084
Provision for Credit Losses	14,638	10,879	9,602	16,190	10,983

Balance at end of year	$52,687	$46,075	$40,921	$37,492	$29,653

Ratio of allowance for credit losses to total loans outstanding at year end	1.05%	1.07%	1.39%	1.50%	1.44%
Ratio of net charge-offs during the year to average loans outstanding during the year	0.17%	0.17%	0.23%	0.37%	0.32%

        The following table presents the allocation of the allowance for credit losses by loan category and the percent of loans each category bears to total loans. The allocation of the allowance at December 31, 2015 includes specific reserves of $4.2 million against impaired loans of $25.1 million as compared to specific reserves of $8.1 million against impaired loans of $35.9 million at December 31, 2014. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the usage of the allowance for any specific loan or category.

	Years Ended December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial	$11,563	21%	$13,222	21%	$9,780	24%	$9,412	22%	$9,609	23%
Income producing—commercial real estate	14,122	42%	11,442	40%	10,359	38%	9,148	37%	7,304	37%
Owner occupied—commercial real estate	3,279	10%	2,954	11%	3,899	11%	2,781	12%	1,898	12%
Real estate mortgage—residential	1,268	3%	1,259	3%	944	3%	659	3%	399	2%
Construction—commercial and residential	20,133	20%	14,982	18%	13,422	19%	12,671	21%	7,862	19%
Construction—C&I (owner occupied)	955	2%	643	1%	512	1%	720	1%	684	2%
Home equity	1,292	2%	1,469	3%	1,871	4%	1,730	4%	1,528	5%
Other consumer	75	—	104	3%	134	—	371	—	369	—

Total allowance for credit losses	$52,687	100%	$46,075	100%	$40,921	100%	$37,492	100%	$29,653	100%

(1)
Represents the percent of loans in each category to total loans.

Nonperforming Assets

        As shown in the table below, the Company's nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, restructured loans and OREO, totaled $19.1 million at December 31, 2015, representing 0.31% of total assets, as compared to $35.7 million at December 31, 2014, representing 0.68% of total assets. The Company has been highly proactive in addressing existing and potential problem loans resulting from a weaker economy. Management remains attentive to early signs of deterioration in borrowers' financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for loan losses at 1.05% of total loans at December 31, 2015, is adequate to absorb potential credit losses in the loan portfolio at that date.

        Included in nonperforming assets at December 31, 2015 is OREO of $5.9 million, consisting of eight foreclosed properties. The Company had ten OREO properties with a net carrying value of $13.2 million at December 31, 2014. OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the year of 2015, the Company sold five foreclosed properties with a net carrying value of $5.8 million, recording a net loss on sale of $328 thousand.

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

        Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs as the accommodation of a borrower's request does not rise to the level of a concession and/or the borrower is not experiencing financial difficulty; for example, (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had eight TDRs at December 31, 2015 totaling approximately $12.1 million, as compared to six TDRs totaling approximately $13.7 million at December 31, 2014. At December 31, 2015, seven of these TDR loans, totaling approximately $11.8 million, are performing under the modified terms. During 2015, there were four loans modified in a TDR totaling approximately $1.9 million, and two performing TDR loans aggregating approximately $3.3 million were paid off and removed from TDR status. There were four loans totaling approximately $8.0 million modified in a TDR during the year ended December 31, 2014. During the year ended December 31, 2015, there were no defaults on restructured loans, as compared to the year ended December 31, 2014, which had eight performing TDR loans totaling approximately $11.6 million that experienced defaults on their modified terms. During 2014, these eight previously performing TDRs were reclassified as follows: (a) four nonperforming TDRs totaling $9.1 million were sold during the year; (b) one nonperforming TDR totaling approximately $2.0 million was reclassified to OREO after the Company took possession of the underlying collateral; (c) the Company was paid off on another TDR totaling $217 thousand; (d) one TDR totaling $227 thousand was reclassified to nonperforming loans; (e) and one TDR totaling $95 thousand was charged-off. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. There were no nonperforming TDRs reclassified to nonperforming loans during the year ended December 31, 2015. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. Refer to Note 5 "Loans and Allowance for Credit Losses" under the caption "modifications" for additional detail.

        Total nonperforming loans amounted to $13.2 million at December 31, 2015, representing 0.26% of total loans, compared to $22.4 million at December 31, 2014, representing 0.52% of total loans. Nonperforming loans decreased by $9.2 million at December 31, 2015 as compared to 2014, and the ratio of nonperforming loans to total loans decreased due to both a decline in nonperforming loans and an increase in the loan portfolio in 2015.

        The following table shows the amounts and relevant ratios of nonperforming assets at December 31, for the past five years:

(dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual Loans:
Commercial	$4,940	$12,975	$6,779	$4,799	$5,718
Income producing—commercial real estate	5,961	2,645	2,525	3,458	7,662
Owner occupied—commercial real estate	1,268	1,324	5,452	2,578	282
Real estate mortgage—residential	329	346	887	699	1,041
Construction—commercial and residential	557	3,697	8,366	18,594	17,459
Construction—C&I (owner occupied)	—	—	—	—	—
Home equity	161	1,398	623	513	624
Other consumer	23	58	70	43	8
Accrual loans-past due 90 days	—	—	—	—	—

Total nonperforming loans(1)	13,239	22,443	24,702	30,684	32,794

Other real estate owned	5,852	13,224	9,225	5,299	3,225

Total nonperforming assets	$19,091	$35,667	$33,927	$35,983	$36,019

Coverage ratio, allowance for credit losses to total nonperforming loans	397.95%	205.30%	165.66%	122.19%	90.42%
Ratio of nonperforming loans to total loans	0.26%	0.52%	0.84%	1.23%	1.59%
Ratio of nonperforming assets to total assets	0.31%	0.68%	0.90%	1.06%	1.27%

(1)
As of December 31, 2015, nonaccrual loans reported in the table above included one loan totaling approximately $211 thousand that migrated from performing "troubled debt restructurings" during 2014.

(2)
Gross interest income of $1.0 million would have been recorded in 2015 if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans was $629 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

        Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

        At December 31, 2015, there were $18.6 million of performing loans considered potential problem loans, defined as loans which are not included in the 90 days past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $18.6 million in potential problem loans at December 31, 2015, compared to $23.9 million at December 31, 2014. The balance of potential problem loans at December 31, 2015 included $14.8 million of loans that were considered potential problem loans at December 31, 2014. The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See "Allowance for Credit Losses" on page 56 for a description of the allowance methodology.

Other Earning Assets

        Residential mortgage loans held for sale amounted to $47.5 million at December 31, 2015 compared to $44.3 million at December 31, 2014. The Company's general practice is to originate and sell such loans only on a "servicing released" basis in order to enhance noninterest income. See "Business" at page 1 for a description of the Bank's mortgage lending and brokerage activities.

        BOLI is utilized by the Company in accordance with income tax regulations as part of the Company's financing of its benefit programs. At December 31, 2015, this asset amounted to $58.7 million as compared to $56.6 million at December 31, 2014, which reflected an increase in cash surrender values. Refer to Note 19 of Notes to Consolidated Financial Statements.

Intangible Assets

        The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to loan term and amortization are made to arrive at the initial recorded value, which is included in intangible assets, net, on the Consolidated Balance Sheet.

        For 2015, excess servicing fees of $379 thousand were recorded, and $274 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2015, the balance of excess servicing fees was $387 thousand. For 2014, excess servicing fees of $330 thousand were recorded, of which $282 thousand was amortized as a reduction of actual service fees collected, which is a component of other income. At December 31, 2014, the balance of excess servicing fees was $282 thousand.

        In connection with the acquisitions of Fidelity & Trust Financial Corporation ("Fidelity") in 2008 and Virginia Heritage in 2014, the Company allocated a portion of the purchase price to core deposit intangibles, based upon an independent evaluation, and which is included in intangible assets, on the Consolidated Balance Sheets. The initial amount recorded for the Fidelity acquisition was $2.3 million. The amount of the core deposit intangible relating to the Fidelity acquisition at December 31, 2015 was $502 thousand, which is being amortized over its remaining economic life through 2018 as a component of other noninterest expense. The amount of the core deposit intangible relating to the Virginia Heritage acquisition at December 31, 2015 was $3.5 million, which is being amortized over its remaining economic life through 2020 as a component of other noninterest expense. The amounts amortized for core deposit intangibles in 2015 and 2014 were $1.2 million and $461 thousand, respectively. The unamortized assets at December 31, 2015 and 2014 were $4.0 million and $5.2 million, respectively.

        The Company recorded an unidentified intangible asset (goodwill) incident to the acquisition of Fidelity of $2.2 million. The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Virginia Heritage of approximately $102 million. The Company's testing of potential goodwill impairment (which is required annually), has resulted in no impairment being recorded. Based on allowable adjustments through October 31, 2015, the unidentified intangible (goodwill) was reduced by $257 thousand.

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

        For the twelve months ended December 31, 2015, total deposits increased by $847 million or 20%. Noninterest bearing deposits increased $229 million or 20% to $1.4 billion, as compared to $1.2 billion at December 31, 2014, while interest bearing deposits increased by $618 million or 20%. Within interest bearing deposits, money market and savings accounts collectively amounted to $2.8 billion at December 31, 2015 or 55% of total deposits, as compared to $2.3 billion, or 53% of total deposits, at December 31, 2014, an increase of $533 million, or 23%.

        Average total deposits for the year ended December 31, 2015 were $4.70 billion, as compared to $3.51 billion for the same period in 2014, a 34% increase. The higher average deposit growth as compared to period end growth was attributed to the Merger completed October 31, 2014.

        Approximately 14% of the Bank's deposits at December 31, 2015 ($739 million) were time deposits, which are generally the most expensive form of deposit because of their fixed rate and term, as compared to 16% at December 31, 2014 ($689 million). Growth in time deposits was derived primarily from a CD special offer in the second quarter of 2015 which raised $50 million.

        The following table sets forth the maturities of time deposits with balances of $100 thousand or more, which represent 8% and 9% of total deposits as of December 31, 2015 and 2014, respectively. See Note 11 to the Consolidated Financial Statements for additional information regarding the maturities of time deposits and the Average Balances Table at page 47 for the average rates paid on interest-bearing deposits. Time deposits of $100 thousand or more can be more volatile and more expensive than time deposits of less than $100 thousand. However, because the Bank focuses on relationship banking, and its marketplace demographics are favorable, its historical experience has been that large time deposits have not been more volatile or significantly more expensive than smaller denomination certificates.

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Three months or less	$64,703	$75,256	$68,710
More than three months through six months	78,795	60,923	66,240
More than six months through twelve months	145,184	116,218	41,384
Over twelve months	117,888	140,735	27,372

Total	$406,570	$393,132	$203,706

        As of December 31, 2015 and December 31, 2014, time deposit accounts in excess of $250 thousand totaled $180.1 million and $138.6, respectively.

        When appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. The Bank participates in the CDARS and the ICS programs offered by Promontory, which provides for reciprocal ("two-way") transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are broadly classified as brokered deposits, although the federal banking agencies have recognized that these reciprocal deposits have many characteristics of core deposits, and therefore provide for separate identification of such deposits in quarterly Call Report data. The total of reciprocal deposits at December 31, 2015 was $611.8 million (12% of total deposits) versus $391.3 million at December 31, 2014 (9% of total deposits). The Bank also is able to obtain one way CDARS deposits and participates in Promontory's Insured Network Deposit ("IND"). The Bank had $236.4 million and $246.9 million of IND brokered deposits as of December 31, 2015 and 2014, respectively.

        At December 31, 2015, total deposits included $597.5 million of brokered deposits (excluding the CDARS and ICS two-way noted above), which represented 12% of total deposits. At December 31, 2014, total time deposits (excluding the CDARS and ICS two-way) included $506.5 million of brokered deposits, which represented 12% of total deposits. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank.

        At December 31, 2015, the Company had $1.41 billion in noninterest bearing demand deposits, representing 27% of total deposits. This compared to $1.18 billion of these deposits at December 31, 2014 or 27% of total deposits. These deposits are primarily business checking accounts. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank's market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank's interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. The Bank is prepared to evaluate options in this area should competition intensify for these deposits, which is not occurring at this time. Payment of interest on these deposits could have a significant negative impact on the Company's net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

        As an enhancement to the basic noninterest bearing demand deposit account, the Company offers a sweep account, or "customer repurchase agreement," allowing qualifying businesses to earn interest on short-term excess funds, which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $72.4 million at December 31, 2015 compared to $61.1 million at December 31, 2014. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities or U.S. agency mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Company to maintain sufficient investment securities for pledging purposes to accommodate the fluctuations in balances which may occur in these customer repurchase agreement accounts.

        The Company had no outstanding balances under its federal funds lines of credit provided by correspondent banks at December 31, 2015 and 2014, respectively. At December 31, 2015, the Bank had no borrowings outstanding under its credit facility from the FHLB as compared to $140 million at December 31, 2014. Outstanding FHLB advances are secured by collateral consisting of a blanket lien on qualifying loans in the Bank's commercial mortgage, residential mortgage and home equity loan portfolios.

        The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at December 31, 2015 or 2014.

        Please refer to "Liquidity Management" at page 70, and Note 12 to the Consolidated Financial Statements for additional information regarding the Company's short and long-term borrowings.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

        For the year ended December 31, 2014, the Company reported a ROAA of 1.31% (1.40% on an operating basis) as compared to 1.37% for the year ended December 31, 2013, while the ROACE was 13.50% (14.38% on an operating basis), as compared to 14.60% for the year ended December 31, 2013.

        The Company's earnings are largely dependent on net interest income, the difference between interest income and interest expense, which represented 91% and 85% of total revenue (defined as net interest income plus noninterest income) for the full year in 2014 and 2013, respectively.

        The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, increased 14 basis points from 4.30% for the year ended December 31, 2013 to 4.44% for the year ended December 31, 2014. For 2014, the Company maintained its loan portfolio yields relatively close to 2013 levels (5.37% versus 5.51%) due to disciplined loan pricing practices, and reduced its cost of funds (0.33% versus 0.37%), while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. Average earning assets yields were higher by 10 basis points (4.77% versus 4.67%). This increase in average earning asset yields compares to a decline of 7 basis points (from 0.56% to 0.49%) in the cost of interest bearing liabilities. A higher mix of average loans as a percentage of total earning assets (from 79% to 84%) and lower average liquidity during the year ended December 31, 2014, as compared to the same period in 2013, were the primary contributors to the increase in average earning asset yields in 2014 versus 2013. The net interest spread increased by 17 basis points for the year ended December 31, 2014 (4.28% versus 4.11%) as compared to 2013, as the Company has managed its cost of funds aggressively and been extremely disciplined in setting new loan rates. The benefit of noninterest sources funding earning assets declined by 3 basis points to 16 basis points from 19 basis points for the years ended December 31, 2014 and 2013, respectively. The combination of a 17 basis point increase in the net interest spread and a 3 basis point decline in the value of noninterest sources resulted in the 14 basis point increase in the net interest margin for the year ended December 31, 2014 as compared to the same period in 2013.

        The Company believes it effectively managed its net interest margin and net interest income during 2014 as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance during 2014 as net interest income (at 91%) represents the most significant component of the Company's revenues.

        In order to fund growth in average loans of 24% for the year ended December 31, 2014 as compared to the same period in 2013, as well as sustain significant liquidity, the Company has relied primarily upon core deposit growth, while decreasing the levels of brokered and wholesale deposits as compared to total deposits. The major component of the growth in core deposits has been growth in money market accounts and noninterest bearing deposits primarily as a result of effectively building new and enhanced client relationships. Average growth of total deposits was 21% for the year of 2014 as compared to the same period in 2013.

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

        At December 31, 2014, the allowance for credit losses represented 1.07% of loans outstanding, as compared to 1.39% at December 31, 2013. The decrease in the allowance for credit losses as a percentage of total loans at December 31, 2014, as compared to December 31, 2013 was due to accounting for the loans acquired from Virginia Heritage at fair value. The acquired loans with a credit mark will not have any allowance component attributed against them, except to the extent of future deterioration, if any. The initial credit mark recorded in connection with the Merger was 1.59% of loans acquired, or approximately $12.8 million, which represents expected lifetime losses on the acquired loan portfolio. The allowance for credit losses was 205% of nonperforming loans at December 31, 2014, as compared to 166% at December 31, 2013.

        Total noninterest income for the year ended December 31, 2014 decreased to $18.3 million from $24.7 million for the year ended December 31, 2013, a 26% decrease. This decrease was primarily due to a decline of $6.9 million in gains on the sale of residential mortgage loans due to lower origination and sales volume, and a decrease of $791 thousand in income from sales of SBA loans. This decrease was partially offset by an increase of $299 thousand in service charges on deposits and an increase in income of $563 thousand from BOLI. There were $22 thousand of investment securities gains recorded for the year of 2014, as compared to $19 thousand of investment securities gains for the year of 2013.

        Total noninterest expenses for the year ended December 31, 2014 were $99.7 million ($95.0 million on an operating basis) compared to $84.6 million for the same period in 2013, an 18% increase (12% on an operating basis). Salaries and employee benefits were $57.3 million for the year ended December 31, 2014, as compared to $47.5 million for the same period in 2013, a 21% increase. Cost increases for salaries and benefits for the year were due primarily to increased staff from the Merger, merit increases, employee benefit expense increases and incentive compensation. At December 31, 2014, the Company's staff numbered 427, as compared to 386 at December 31, 2013. Premises and equipment expenses amounted to $13.3 million for the year ended December 31, 2014 as compared to $11.9 million for the same period in 2013, a 12% increase. For the year, premises and equipment expenses were higher due to costs of additional branches and office space acquired in the Merger and to increases in leasing costs. Marketing and advertising expenses increased from $1.7 million for the year ended December 31, 2013 to $2.0 million for 2014, an increase of 19%. The primary reason for the increase was more expansive third party marketing support from a new full-service marketing agency. The scope of the services has also expanded to include the redesign of the Bank's website and various social media platforms. Data processing expenses increased from $5.9 million for the year ended December 31, 2013 to $6.2 million for 2014, an increase of 4%. The increase in expense for the year ended December 31, 2014 as compared to the same periods in 2013 was due to increases associated with the Merger and higher network expenses. Legal, accounting and professional fees were $3.4 million for the year ended December 31, 2014, as compared to $3.0 million for 2013, an increase of 16%. The increase for the year ended December 31, 2014 as compared to the same periods in 2013 was primarily due to increases in professional and consulting fees and collection costs related to problem loans. FDIC insurance premiums increased $70 thousand to $2.3 million for the year ended December 31, 2014, an increase of 3% compared to 2013 due to average asset growth. Other expenses decreased to $10.5 million for the year ended December 31, 2014 from $12.4 million for the same period in 2013, a decrease of 15%. The major components of cost in this category include insurance expenses, deposit fees, director fees, OREO expenses and Virginia franchise taxes.

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

        The investment portfolio totaled $382.3 million at December 31, 2014, a 1% increase from the $378.1 million balance at December 31, 2013. Total borrowed funds (excluding customer repurchase agreements) were $219.3 million at December 31, 2014 as compared to $39.3 million at December 31, 2013, a 458% increase. Included in the increase in borrowed funds at December 31, 2014 is the issuance of $70 million of ten-year non-callable 5.75% subordinated notes in August 2014. The subordinated notes qualify as Tier 2 capital for regulatory purposes at the Company.

        Total shareholders' equity increased to $620.8 million at December 31, 2014, compared to $393.9 million at December 31, 2013, respectively, primarily due to growth from earnings and the issuance of 4,010,261 shares of common stock in the Merger. The ratio of common equity to total assets was 10.46% at December 31, 2014 as compared to 8.94% at December 31, 2013. The Company's capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 12.97% at December 31, 2014, as compared to a total risk based capital ratio of 13.01% at December 31, 2013. In addition, the tangible common equity ratio (tangible common equity to tangible assets) was 8.54% at December 31, 2014, compared to 8.86% at December 31, 2013.

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

        Loan growth during 2014 has been favorable, with loans outstanding reaching $4.31 billion at December 31, 2014, an increase of $1.37 billion or 46% as compared to $2.95 billion at December 31, 2013. The acquisition of Virginia Heritage contributed approximately $800 million in loans in 2014, while the remaining increase of approximately $569 million (19%) was due to organic growth. The loan growth in 2014 was predominantly in the commercial and investment commercial real estate categories, along with significant percentage increases in the owner occupied commercial real estate construction and other consumer. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio, with the largest dollar increase in the income producing property segment. Additionally, the portfolio increased approximately $800 million in the fourth quarter as a result of completion of the Merger.

        At December 31, 2014, the Company had $22.4 million of loans classified as nonperforming, and $23.9 million of potential problem loans, as compared to $24.7 million of nonperforming loans and $10.7 million of potential problem loans at December 31, 2013.

        Included in nonperforming assets at December 31, 2014 is OREO of $13.2 million, consisting of ten foreclosed properties. The Company had seven OREO properties with a net carrying value of $9.2 million at December 31, 2013. OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the year of 2014, the Company sold five foreclosed properties with a net carrying value of $616 thousand, recording a net loss on sale of $154 thousand.

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

CONTRACTUAL OBLIGATIONS

        The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 20 to the Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2015 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$4,419,189	$—	$—	$—	$4,419,189
Time deposits(1)	446,956	272,551	19,748	—	739,255
Borrowed funds(2)	72,356	—	—	70,000	142,356
Operating lease obligations	8,061	13,942	12,402	11,398	45,803
Outside data processing(3)	2,369	4,526	2,158	—	9,053
George Mason sponsorship(4)	650	1,300	1,300	10,500	13,750

Total	$4,949,581	$292,319	$35,608	$91,898	$5,369,406

(1)
Excludes accrued interest payable at December 31, 2015.

(2)
Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.

(3)
The Bank has outstanding obligations under its current core data processing contract that expires in December 2019 and one other vendor arrangement that relates to data communications and data software that expires in December 2017.

(4)
The Bank has the option of terminating the George Mason agreement at the end of contract years 10 and 15 (that is, effective June 30, 2025 or June 30, 2030). Should the Bank elect to exercise its right to terminate the George Mason contract, contractual obligations would decrease $3.5 million and $3.6 million for the first option period (years 11-15) and the second option period (16-20), respectively.

        Effective July 1, 2015, the Bank entered into a multi-faceted support agreement with George Mason University ("George Mason"), the Commonwealth of Virginia's largest public research university. The agreement provides for significant educational support, and a strategic alliance including the Bank obtaining the naming rights to a multi-purpose sports and entertainment venue formerly known as the Patriot Center in Fairfax, VA for up to a 20 year term and now known as "EagleBank Arena". Under the agreement, the Bank pays George Mason an annual fee to be used for scholarships, internships, overall educational and athletic support and beautification efforts. The Bank has the option to terminate the agreement at the end of contract years 10 and 15 (that is, effective June 30, 2025 or June 30, 2030).

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

        Loan commitments outstanding and lines and letters of credit at December 31, 2015 and 2014 are as follows:

(dollars in thousands)	2015	2014
Unfunded loan commitments	$1,838,336	$1,625,957
Unfunded lines of credit	112,159	105,895
Letters of credit	83,511	75,615

Total	$2,034,006	$1,807,467

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. See Note 20 to the Consolidated Financial Statements for a summary list of loan commitments at December 31, 2015 and 2014.

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

        Standby letters of credit are conditional commitments issued by the Company which guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary. At December 31, 2015, approximately 92% of the dollar amount of standby letters of credit was collateralized.

        The Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The residential mortgage division either locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs under best efforts or commits to deliver the locked loan in a binding mandatory delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage backed securities. Forward sales contracts of mortgage backed securities are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates and taking into consideration the probability that the rate lock commitments will close or will be funded.

        The Company enters into interest rate swap derivative financial instruments to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to certain variable rate deposits. Such instruments are designed as cash flow hedges. The Company has no fair value hedges or stand-alone derivatives. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (a Consolidated Balance Sheet component of shareholders' equity) and is reclassified into earnings in the same period(s) during which the hedged transaction affects earnings (i.e. the period when cash flows are exchanged between counterparties). Changes in the fair value of derivatives that are not highly effective in hedging the changes in the expected cash flows of the hedged item are recognized immediately in current earnings. Please refer to Note 10 to the Consolidated Financial Statements for further detail.

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

LIQUIDITY MANAGEMENT

        Liquidity is a measure of the Company and Bank's ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank's primary sources of liquidity consist of cash and cash balances due from correspondent banks, excess reserves at the Federal Reserve, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank's investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements and public funds, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds or issue brokered deposits, which are termed secondary sources of liquidity and which are substantial. The Company's secondary sources of liquidity include a $50 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at December 31, 2015. Additionally, the Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2015 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $909.5 million, against which there was $5.8 million outstanding at December 31, 2015. The Bank also has a commitment at December 31, 2015 from Promontory to place up to $300.0 million of brokered deposits from its IND program with the Bank, with an actual balance of $236.4 million outstanding at December 31, 2015. At December 31, 2015, the Bank was also eligible to make advances from the FHLB up to $731.1 million based on collateral at the FHLB, against which there were no amounts outstanding at December 31, 2015. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond ("Federal Reserve Bank"). This facility, which amounts to approximately $408.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

        The loss of deposits, through disintermediation, is one of the greater risks to liquidity. Disintermediation occurs most commonly when rates rise and depositors withdraw deposits seeking higher rates in alternative savings and investment sources than the Bank may offer. The Bank was founded under a philosophy of relationship banking and, therefore, believes that it has less of an exposure to disintermediation and resultant liquidity concerns than do many banks. The Bank makes competitive deposit interest rate comparisons weekly and feels its interest rate offerings are competitive. There is, however, a risk that some deposits would be lost if rates were to increase and the Bank elected not to remain competitive with its deposit rates. Under those conditions, the Bank believes that it is well positioned to use other sources of funds such as FHLB borrowings, brokered deposits, repurchase agreements and correspondent banks' lines of credit to offset a decline in deposits in the short run. Over the long-term, an adjustment in assets and change in business emphasis could compensate for a potential loss of deposits. The Bank also maintains a marketable investment portfolio to provide flexibility in the event of significant liquidity needs. The ALCO has adopted policy guidelines, which emphasize the importance of core deposits, adequate asset liquidity and a contingency funding plan.

        At December 31, 2015, under the Bank's liquidity formula, it had $2.48 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

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

        The federal banking agencies have issued guidance for those institutions, which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution's total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution's total risk-based capital and the institution's commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At December 31, 2015, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 441% of total risk based capital. Construction, land and land development loans represent 134% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio.

        Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. The Company has an extensive Capital Plan and Policy, which includes pro-forma projections including stress testing within which the Board of Directors has established internal policy limits for regulatory capital ratios that are in excess of well capitalized ratios (as defined in the section "Regulations" above).

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

        At December 31, 2015, the capital position of the Company and its wholly owned subsidiary, the Bank, continues to exceed regulatory requirements and guidelines. The primary indicators relied on by bank regulators in measuring the capital position are four ratios as follows: Tier 1 risk-based capital ratio, Total risk-based capital ratio, the Leverage ratio and the Common Equity Tier 1 ratio. Tier 1 capital consists of common and qualifying preferred shareholders' equity (including without limit the preferred stock issued to the U.S. Treasury) less goodwill and other intangibles. Total risk-based capital consists of Tier 1 capital, plus qualifying subordinated debt, and the qualifying portion of the allowance for credit losses, and for the Company to a limited extent, excess amounts of restricted core capital elements. Risk-based capital ratios are calculated with reference to risk-weighted assets, which are prescribed by regulation. The measure of Tier 1 capital to average assets for the prior quarter is often referred to as the leverage ratio. The Common Equity Tier 1 ratio is the Tier 1 capital ratio but excluding preferred stock.

        In July 2013, the Federal Reserve Board and the FDIC approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks (commonly known as

Basel III). Under the final rules, which became applicable to the Company and the Bank on January 1, 2015 and are subject to a phase-in period through January 1, 2019, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio (CET1 ratio) of 4.5% and a capital conservation buffer of 2.5% of risk-weighted assets, which when fully phased-in, effectively results in a minimum CET1 ratio of 7.0%. Basel III raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% (which, with the capital conservation buffer, effectively results in a minimum Tier 1 capital ratio of 8.5% when fully phased-in), effectively results in a minimum total capital to risk-weighted assets ratio of 10.5% (with the capital conservation buffer fully phased-in), and requires a minimum leverage ratio of 4.0%. Basel III also makes changes to risk weights for certain assets and off-balance-sheet exposures.

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

        The Company's capital ratios were all well in excess of guidelines established by the Federal Reserve Board and the Bank's capital ratios were in excess of those required to be classified as a "well capitalized" institution under the prompt corrective action provisions of the Federal Deposit Insurance Act. The Company's and Bank's capital ratios at December 31, 2015 and 2014 are shown in Note 22 to the Consolidated Financial Statements.

        The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2016. There were no amounts outstanding under this credit facility at December 31, 2015 or December 31, 2014.

        On November 2, 2015, the Company redeemed all of the 56,600 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share (the "Series B Preferred Stock"), and all of the 15,300 shares of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation amount $1,000 per share ("Series C Preferred Stock"). The aggregate redemption price of the Series B Preferred Stock and Series C Preferred Stock was approximately $71.96 million, including dividends accrued but unpaid through, but not including, the redemption date.

        During 2015, the Company redeemed the remaining balance of $9.3 million of subordinated notes, due 2021.

        In March 2015, the Company completed the public offering of $100 million of its common stock at $35.50 per share and received gross proceeds of sale of $100 million and net proceeds of sale of approximately $94.6 million.

        On August 5, 2014, the Company completed the sale of $70.0 million of its noncallable 5.75% subordinated notes, due September 1, 2024. (the "Notes"). The Notes were sold to the public at par. The Notes qualify as Tier 2 capital for regulatory purposes under the Basel III Rule capital requirements.

        The ability of the Company to continue to grow is dependent on its earnings and those of the Bank, the ability to obtain additional funds for contribution to the Bank's capital, through additional borrowings, through the sale of additional common stock or preferred stock, or through the issuance of additional qualifying capital instruments, such as subordinated debt. The capital levels required to be maintained by the Company and Bank may be impacted as a result of the Bank's concentrations in commercial real estate loans. See "Regulation" at page 10 and "Risk Factors" at page 20.

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

        During the year ended December 31, 2015, the Company was able to increase its net interest income (by 31%) despite a decrease in net interest spread (from 4.28% to 4.15%) while managing its overall interest rate risk position.

        The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels and has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has very limited call risk in its U.S. agency investment portfolio. During the year ended December 31, 2015, average investment portfolio balances increased as compared to balances at December 31, 2014, due in part to cash flow from the sale of the indirect lending portfolio being deployed into a combination of higher yielding loans, and higher average investments. Cash flows from mortgage backed securities and sales of U.S. agency securities were reinvested primarily into a combination of mortgage backed securities and additional investments have been made in high quality corporate and SBA bonds. The percentage mix of municipal securities decreased to 24% of total investments at December 31, 2015 from 29% at December 31, 2014, as the focus shifted to shorter duration instruments with more cash flow. The portion of the portfolio invested in mortgage backed securities decreased from 63% to 61% at December 31, 2015, as compared to December 31, 2014 and the portion of the portfolio represented in U.S. agency investments increased from 8% to 12%. Shorter duration floating rate corporate bonds and SBA bonds, which are included in mortgage backed securities, were 3% of total investments at December 31, 2015. The duration of the investment portfolio declined to 3.9 years at December 31, 2015 from 4.0 years at December 31, 2014, due primarily to a higher mix and dollar amount of mortgage backed securities and continued shortening of existing investment holdings due to the passing of time.

        In the loan portfolio, the re-pricing duration shortened to 25 months at December 31, 2015 from 27 months at December 31, 2014, with fixed rate loans amounting to 35% and 41% of total loans at December 31, 2015 and 2014, respectively. Variable and adjustable rate loans comprised 65% and 59% of total loans at December 31, 2015 and 2014, respectively. Variable rate loans are indexed primarily to the Wall Street Journal prime interest rate or the London Interbank Offered Rate ("LIBOR"), while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate. In the deposit portfolio, the duration of the portfolio shortened to 32 months at December 31, 2015 from 33 months at December 31, 2014. The sale of the indirect auto portfolio and total deposit growth above loan growth in 2015 resulted in higher average liquidity in 2015 as compared to 2014. The Company experienced $848 million in total deposit growth for the year ended December 31, 2015 as compared to total loan growth of $686 million.

        The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persisted throughout 2015. A disciplined approach to loan pricing, together with loans floors existing in 60% of total loans (at December 31, 2015), has resulted in slightly lower loan portfolio yields over the past twelve months, as average loan yields have declined by just 13 basis points (from 5.37% to 5.24%) for 2015 as compared to 2014. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

        The net unrealized gain before income tax on the investment portfolio was $1.7 million at December 31, 2015 as compared to a net unrealized gain before tax of $4.4 million at December 31, 2014, with $2.3 million of realized net gains recorded during the year ended December 31, 2015. The net unrealized gain on the investment portfolio was due primarily to low interest rates that persisted throughout 2015. At December 31, 2015, the unrealized gain position represented 0.4% of the portfolio's book value.

        In April 2015, the Company entered into forward starting interest rate swaps as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank's cost of funds. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from two counterparties in exchange for the Company making fixed payments beginning in April 2016. As of December 31, 2015, the Company had three forward starting interest rate swap transactions outstanding that had a notional amount of $250 million associated with the Company's variable rate deposits. The net unrealized loss before income tax on the swaps was $1.4 million at December 31, 2015. The unrealized loss is due to the increase in spread between short and longer term interest rates between when the forward starting swap was entered into and year end 2015.

        There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

        One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes a static current balance sheet and attributes and adjusts for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a "shock test" which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200 basis points, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from December 31, 2015. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate "ramps" is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

        For the analysis presented below, at December 31, 2015, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

        As quantified in the table below, the Company's analysis at December 31, 2015 shows a moderate effect on net interest income over the next 12 months, as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at December 31, 2015 is 3.9 years, the loan portfolio 2.1 years, the interest bearing deposit portfolio 2.7 years and the borrowed funds portfolio 3.3 years.

        The following table reflects the result of simulation analysis on the December 31, 2015 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+9.4%	+15.1%	+0.8%
+300	+6.1%	+9.2%	+0.2%
+200	+2.7%	+3.4%	–0.4%
+100	–0.3%	–1.9%	–1.1%
0	—	—	—
–100	–2.4%	–4.4%	–6.1%
–200	–3.8%	–7.1%	–15.0%

        The results of simulation are well within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400 basis point change. The changes in net interest income, net income and the economic value of equity in a higher interest rate shock scenario at December 31, 2015 are considered to be at a moderate level of risk. A 100 basis point reduction in the interest rate shock scenario is also modest for the same period while a down 200 basis point reduction is at the policy limit of 15%. The negative impact of –0.3% in net interest income and –1.9% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio and a lower level of expected residential mortgage sales activity.

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

        During 2015, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. The interest rate risk position at December 31, 2015 was slightly more asset sensitive than the interest rate risk position at December 31, 2014. The increase in the target federal funds rate from 25 to 50 basis points results in loans piercing through their floors more quickly in an up 100 basis point environment relative to the interest rate risk position at December 31, 2014. As compared to December 31, 2014, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale increased by $43.6 million at December 31, 2015.

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

        During 2015, average short-term market interest rates increased and mid-term rates decreased as compared to 2014 and the yield curve flattened. As compared to the year 2014, the average two year U.S. Treasury rate in 2015 increased by 23 basis points from 0.46% to 0.69%, the average five year U.S. Treasury rate decreased by 11 basis points from 1.64% to 1.53% and the average ten year U.S. Treasury rate decreased by 40 basis points from 2.54% to 2.14%. In that environment, the Company was able to achieve a net interest spread for 2015 of 4.15% compared to 4.28% for the year of 2014, the lower spread reflecting the more competitive pricing for new loan business. The Company believes that the change in the net interest spread for the full year 2015 has been consistent with its risk analysis at December 31, 2014. On an annual basis, the Company back-tests the actual change in its net interest spread against expected change and actual market interest rate movements and other factors impacting actual versus projected results.

GAP Analysis

        Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. Net interest income represented 90% of the Company's revenue for the year ended December 31, 2015, as compared to 91% of the Company's revenue for the year ended December 31, 2014. The Company's net interest margin was 4.33% at December 31, 2015, as compared to 4.44% for the year ended December 31, 2014. The stable net interest margin for the year ended December 31, 2015 as compared to the year ended December 31, 2014, was due to declining funding costs more than offsetting declines in yields on earning assets and to a higher average loan to deposit ratio in 2015 versus 2014 (97.8% versus 95.7%).

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

        At December 31, 2015, the Company had a positive GAP position of approximately $554 million or 9% of total assets out to three months and a positive cumulative GAP position of $827 million or 14% of total assets out to 12 months; as compared to a positive GAP position of approximately $363 million or 7% of total assets out to three months and a positive cumulative GAP position of approximately $347 million or 7% out to 12 months at December 31, 2014. The change in the positive GAP position at December 31, 2015, as compared to December 2014, was due substantially to higher levels of variable rate loans. The GAP analysis reports variable and adjustable rate loans as re-priceable without regard to interest rate floors, which impact is captured in simulation analysis only. The change in the GAP position at December 31, 2015 as compared to December 31, 2014 is not deemed material to the Company's overall interest rate risk position, which relies more heavily on simulation analysis, which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

        If interest rates increase, the Company's net interest income and net interest margin are expected to decrease modestly initially and then increase as the floors on loans are pierced. This is due to an excess of rate sensitive assets over liabilities, adjusted for the impact of loan floors and the assumption of an increase in money market interest rates by 70% of the change in market interest rates, and the estimated impact on residential mortgage loan originations.

        If interest rates decline, the Company's net interest income and margin are expected to decline modestly as the repricing of loans at lower rates slightly outpaces both the decrease in funding from rate reductions in variable rate deposits.

        Because competitive market behavior does not necessarily track the trend of interest rates but at times moves ahead of financial market influences, the change in the cost of liabilities may be different than anticipated by the GAP model. If this were to occur, the effects of a declining interest rate environment may not be in accordance with management's expectations.

GAP Analysis
December 31, 2015
(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets
RATE SENSITIVE ASSETS:
Investment securities	$51,299	$55,693	$120,638	$107,641	$169,501	$504,772
Loans(1)(2)	2,580,900	497,415	1,098,136	729,006	140,403	5,045,860
Fed funds and other short-term investments	287,354	—	—	—	—	287,354
Other earning assets	58,682	—	—	—	—	58,682

Total	$2,978,235	$553,108	$1,218,774	$836,647	$309,904	$5,896,668	$179,981	$6,076,649

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$57,327	$171,980	$458,052	$458,052	$259,656	$1,405,067
Interest bearing transaction	125,157	—	26,820	26,820	—	178,797
Savings and money market	2,080,758	—	377,284	377,283	—	2,835,325
Time deposits	88,482	358,472	272,166	20,135	—	739,255
Customer repurchase agreements and fed funds purchased	72,356	—	—	—	—	72,356
Other borrowings	—	—	—	—	70,000	70,000

Total	$2,424,080	$530,452	$1,134,322	$882,290	$329,656	$5,300,800	$37,248	$5,338,048

GAP	$554,155	$22,656	$84,452	$(45,643)	$(19,752)	$595,868
Cumulative GAP	$554,155	$576,811	$661,263	$615,620	$595,868
Cumulative gap as percent of total assets	9.12%	9.49%	10.88%	10.13%	9.81%
OFF BALANCE-SHEET:
Interest Rate Swaps—LIBOR based	$—	$150,000	$—	$(75,000)	$(75,000)	$—
Interest Rate Swaps—Fed Funds based	—	100,000	—	—	(100,000)	—

Total	$—	$250,000	$—	$(75,000)	$(175,000)	$—	$—	$—

GAP	$554,155	$272,656	$84,452	$(120,643)	$(194,752)	$595,868
Cumulative GAP	$554,155	$826,811	$911,263	$790,620	$595,868
Cumulative gap as percent of total assets	9.12%	13.61%	15.00%	13.01%	9.81%

(1)
Includes loans held for sale.

(2)
Nonaccrual loans are included in the over 60 months category.

        Over the twelve months ending December 31, 2016, as reflected in the GAP table above, the Company has an excess of rate sensitive assets over rate sensitive liabilities of 14%.

        The sum of federal funds sold, interest bearing deposits with banks and other short-term investments increased by $40.4 million at December 31, 2015 as compared to December 31, 2014. The increase in interest sensitive assets at year-end 2015 versus 2014, including off-balance sheet forward starting interest rate swap contracts entered into during April 2015, was a significant factor in the cumulative GAP position within 12 months increasing to 14% of total assets at December 31, 2015 from 7% of total assets at December 31, 2014.

        Although NOW and money market accounts are subject to immediate re-pricing, the Bank's GAP model has incorporated a re-pricing schedule to account for a lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate change in assets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Stegman & Company
Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Eagle Bancorp, Inc.

        We have audited the accompanying consolidated balance sheets of Eagle Bancorp, Inc. (the "Company") as of December 31, 2015 and 2014, and the consolidated statements of operations, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these Consolidated Financial Statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Eagle Bancorp, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Eagle Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ STEGMAN AND COMPANY

Baltimore, Maryland
February 29, 2016

EAGLE BANCORP, INC.

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$11,009	$9,097
Federal funds sold	3,791	3,516
Interest bearing deposits with banks and other short-term investments	283,563	243,412
Investment securities available-for-sale, at fair value	487,869	382,343
Federal Reserve and Federal Home Loan Bank stock	16,903	22,560
Loans held for sale, at fair value	47,492	44,317
Loans	4,998,368	4,312,399
Less allowance for credit losses	(52,687)	(46,075)

Loans, net	4,945,681	4,266,324
Premises and equipment, net	18,254	19,099
Deferred income taxes	40,311	32,511
Bank owned life insurance	58,682	56,594
Intangible assets, net	108,542	109,908
Other real estate owned	5,852	13,224
Other assets	48,700	44,975

Total Assets	$6,076,649	$5,247,880

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,405,067	$1,175,799
Interest bearing transaction	178,797	143,628
Savings and money market	2,835,325	2,302,600
Time, $100,000 or more	406,570	393,132
Other time	332,685	295,609

Total deposits	5,158,444	4,310,768
Customer repurchase agreements	72,356	61,120
Other short-term borrowings	—	100,000
Long-term borrowings	70,000	119,300
Other liabilities	37,248	35,933

Total Liabilities	5,338,048	4,627,121

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding -0- at December 31, 2015 and 56,600 at December 31, 2014; Series C, $1,000 per share liquidation preference, shares issued and outstanding -0- at December 31, 2015, and 15,300 at December 31, 2014	$—	$71,900
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 33,467,893 and 30,139,396, respectively	331	296
Warrant	946	946
Additional paid in capital	503,529	394,933
Retained earnings	233,604	150,037
Accumulated other comprehensive income	191	2,647

Total Shareholders' Equity	738,601	620,759

Total Liabilities and Shareholders' Equity	$6,076,649	$5,247,880

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations

Years Ended December 31,

(dollars in thousands, except per share data)

	2015	2014	2013
Interest Income
Interest and fees on loans	$242,340	$181,775	$148,801
Interest and dividends on investment securities	10,092	9,286	7,792
Interest on balances with other banks and short-term investments	732	496	689
Interest on federal funds sold	16	16	12

Total interest income	253,180	191,573	157,294

Interest Expense
Interest on deposits	14,343	9,638	10,614
Interest on customer repurchase agreements	132	143	254
Interest on short-term borrowings	86	31	—
Interest on long-term borrowings	4,677	3,283	1,636

Total interest expense	19,238	13,095	12,504

Net Interest Income	233,942	178,478	144,790
Provision for Credit Losses	14,638	10,879	9,602

Net Interest Income After Provision For Credit Losses	219,304	167,599	135,188

Noninterest Income
Service charges on deposits	5,397	4,906	4,607
Gain on sale of loans	11,973	6,886	14,578
Gain on sale of investment securities	2,254	22	19
Loss on early extinguishment of debt	(1,130)	—	—
Increase in the cash surrender value of bank owned life insurance	1,589	1,283	720
Other income	6,545	5,248	4,792

Total noninterest income	26,628	18,345	24,716

Noninterest Expense
Salaries and employee benefits	61,749	57,268	47,481
Premises and equipment expenses	16,026	13,317	11,923
Marketing and advertising	2,748	1,999	1,686
Data processing	7,533	6,163	5,903
Legal, accounting and professional fees	3,729	3,439	2,969
FDIC insurance	3,154	2,333	2,263
Merger expenses	141	4,699	—
Other expenses	15,636	10,510	12,354

Total noninterest expense	110,716	99,728	84,579

Income Before Income Tax Expense	135,216	86,216	75,325
Income Tax Expense	51,049	31,958	28,318

Net Income	84,167	54,258	47,007
Preferred Stock Dividends	601	614	566

Net Income Available to Common Shareholders	$83,566	$53,644	$46,441

Earnings Per Common Share
Basic	$2.54	$2.01	$1.81
Diluted	$2.50	$1.95	$1.76

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income

Years Ended December 31,

(dollars in thousands)

	2015	2014	2013
Net Income	$84,167	$54,258	$47,007
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available for sale	(254)	5,979	(8,773)
Unrealized loss on derivatives	(850)	—	—
Reclassification adjustment for net gains included in net income	(1,352)	(13)	(11)

Net change other comprehensive income (loss)	(2,456)	5,966	(8,784)

Comprehensive Income	$81,711	$60,224	$38,223

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders' Equity

(dollars in thousands except share data)

	Preferred		Common					Accumulated Other Comprehensive Income (Loss)
						Additional Paid in Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Warrant
Balance January 1, 2013	56,600	$56,600	22,954,889	$226	$946	$180,593	$106,146	$5,465	$349,976
Net Income	—	—	—	—	—	—	47,007	—	47,007
Net change in other comprehensive income	—	—	—	—	—	—	—	(8,784)	(8,784)
10% common stock dividend	—	—	2,340,518	24	—	56,159	(56,183)	—	—
Cash paid in lieu of fractional shares	—	—	—	—	—	—	(11)	—	(11)
Stock-based compensation	—	—	—	—	—	3,304	—	—	3,304
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	191,612	2	—	1,982	—	—	1,984
Tax benefits realized from stock compensation	—	—	—	—	—	410	—	—	410
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	—	—	(14,161)	1	—	(1)	—	—	—
Restricted stock awards granted	—	—	385,892	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	27,113	—	—	543	—	—	543
Preferred stock dividends	—	—	—	—	—	—	(566)	—	(566)

Balance December 31, 2013	56,600	$56,600	25,885,863	$253	$946	$242,990	$96,393	$(3,319)	$393,863

Net Income	—	—	—	—	—	—	54,258	—	54,258
Net change in other comprehensive income	—	—	—	—	—	—	—	5,966	5,966
Common stock issued to effect merger with
Virginia Heritage	—	—	4,010,261	40	—	144,053	—	—	144,093
Stock-based compensation	—	—	—	—	—	3,981	—	—	3,981
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	157,313	1	—	2,312	—	—	2,313
Tax benefits realized from stock compensation	—	—	—	—	—	978	—	—	978
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	—	—	(21,858)	2	—	(2)	—	—	—
Restricted stock awards granted	—	—	87,927	—	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	—	—	19,890	—	—	621	—	—	621
Issuance of Series C Preferred Stock	15,300	15,300	—	—	—	—	—	—	15,300
Preferred stock dividends	—	—	—	—	—	—	(614)	—	(614)

Balance December 31, 2014	71,900	$71,900	30,139,396	$296	$946	$394,933	$150,037	$2,647	$620,759

Net Income	—	—	—	—	—	—	84,167	—	84,167
Net change in other comprehensive income, net of tax	—	—	—	—	—	—	—	(2,456)	(2,456)
Stock-based compensation	—	—	—	—	—	5,073	—	—	5,073
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	—	—	439,582	5	—	5,171	—	—	5,176
Tax benefits realized from stock compensation	—	—	—	—	—	2,984	—	—	2,984
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	—	—	(26,701)	2	—	(2)	—	—	—
Restricted stock awards granted	—	—	78,070	—	—	—	—	—	—
Shares issued in public offering, net of issuance costs of $5,302	—	—	2,816,900	28	—	94,605	—	—	94,633
Issuance of common stock related to employee stock purchase plan	—	—	20,646	—	—	769	—	—	769
Cash paid in lieu of fractional shares upon merger with Virginia Heritage	—	—	—	—	—	(4)	—	—	(4)
Preferred stock dividends	—	—	—	—	—	—	(600)	—	(600)
Redemption of Series B & C Preferred Stock	(71,900)	(71,900)	—	—	—	—	—	—	(71,900)

Balance December 31, 2015	—	$—	33,467,893	$331	$946	$503,529	$233,604	$191	$738,601

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31

(dollars in thousands)

	2015	2014	2013
Cash Flows From Operating Activities:
Net Income	$84,167	$54,258	$47,007
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for credit losses	14,638	10,879	9,602
Depreciation and amortization	7,780	9,027	4,227
Gains on sale of loans	(11,973)	(6,886)	(14,578)
Securities premium amortization (discount accretion), net	3,514	3,456	3,162
Origination of loans held for sale	(910,595)	(572,342)	(983,332)
Proceeds from sale of loans held for sale	919,393	576,941	1,182,803
Net increase in cash surrender value of BOLI	(1,589)	(1,283)	(720)
Increase in deferred income taxes	(6,729)	(7,540)	(3,965)
Decrease in value of other real estate owned	1,100	638	—
Net loss on sale of other real estate owned	328	154	772
Net gain on sale of investment securities	(2,254)	(22)	(19)
Loss on early extinguishment of debt	1,130	—	—
Stock-based compensation expense	5,073	3,981	3,304
Tax benefits realized from stock compensation	(2,984)	(978)	(410)
Increase in other assets	(3,725)	(12,631)	(26)
Increase in other liabilities	1,315	1,856	10,850

Net cash provided by operating activities	98,589	59,508	258,677

Cash Flows From Investing Activities:
Decrease (increase) in interest bearing deposits with other banks and short-term investments	3,058	(634)	(88)
Purchases of available for sale investment securities	(274,904)	(50,404)	(148,373)
Proceeds from maturities of available for sale securities	53,966	37,571	35,985
Proceeds from sale/call of available for sale securities	111,696	49,902	22,148
Purchases of Federal Reserve and Federal Home Loan Bank stock	(2,443)	(5,650)	(731)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	8,100	1,374	153
Net increase in loans	(695,720)	(595,543)	(474,542)
Proceeds from sale of other real estate owned	5,477	520	6,783
Proceeds from redemption of BOLI	—	—	95
Purchases of BOLI	(499)	(1,058)	(25,603)
Purchases of annuities	(992)	—	(11,227)
Acquisition of Virginia Heritage, net of cash	—	(156,581)	—
Bank premises and equipment acquired	(4,660)	(5,223)	(5,336)

Net cash used in investing activities	(796,921)	(725,726)	(600,736)

Cash Flows From Financing Activities:
Increase in deposits	847,676	384,443	328,192
Increase (decrease) in customer repurchase agreements	11,236	(19,351)	(20,867)
Issuance of Series C Preferred Stock	—	15,300	—
Issuance of common stock	94,633	144,093	—
Redemption of Series B Preferred Stock	(56,600)	—	—
Redemption of Series C Preferred Stock	(15,300)	—	—
(Decrease) increase in short-term borrowings	(100,000)	7,500	—
(Decrease) increase in long-term borrowings	(49,300)	80,000	—
Payment of dividends on preferred stock	(600)	(614)	(566)
Proceeds from exercise of equity compensation plans	5,176	2,313	1,984
Tax benefits realized from stock compensation	2,984	978	410
Payment in lieu of fractional shares	(4)	—	(11)
Proceeds from employee stock purchase plan	769	621	543

Net cash provided by financing activities	740,670	615,283	309,685

Net Increase (Decrease) In Cash and Cash Equivalents	42,338	(50,935)	(32,374)
Cash and Cash Equivalents at Beginning of Year	256,025	306,960	339,334

Cash and Cash Equivalents at End of Year	$298,363	$256,025	$306,960

Supplemental Cash Flows Information:
Interest paid	$19,586	$11,742	$12,910

Income taxes paid	$52,650	$33,050	$23,945

Non-Cash Investing Activities
Transfers from loans to other real estate owned	$1,725	$5,311	$14,842

Transfers from other real estate owned to loans	$2,192	$—	$3,361

See notes to consolidated financial statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013:

Note 1—Summary of Significant Accounting Policies

        The Consolidated Financial Statements include the accounts of Eagle Bancorp, Inc. and its subsidiaries (the "Company"), EagleBank (the "Bank"), Eagle Commercial Ventures, LLC ("ECV"), Eagle Insurance Services, LLC, and Bethesda Leasing, LLC, with all significant intercompany transactions eliminated. The investment in subsidiaries is recorded on the Company's books (Parent Only) on the basis of its equity in the net assets of the subsidiary. The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") in the United States of America and to general practices in the banking industry. Certain reclassifications have been made to amounts previously reported to conform to the classification made in 2015. The following is a summary of the more significant accounting policies.

Nature of Operations

        The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Montgomery County, Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration ("SBA"), is typically sold to third party investors in a transaction apart from the loan's origination. As of December 31, 2015, the Bank offers its products and services through twenty one banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects; these transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending—Revenue Recognition below.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the financial statements.

Business Combinations

        Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification ("ASC") 805, "Business Combinations". Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

        Refer to Note 2 for information relating to the Company's acquisition of Virginia heritage Bank ("Virginia Heritage").

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Cash Flows

        For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest bearing deposits with other banks which have an original maturity of three months or less.

Loans Held for Sale

        The Company regularly engages in sales of residential mortgage loans and the guaranteed portion of SBA loans originated by the Bank. Loans held for sale are carried at fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations.

        The Company's current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of December 31, 2015 and December 31, 2014. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an excess servicing asset, which is computed on a loan by loan basis with the unamortized amount being included in intangible assets in the Consolidated Balance Sheets. This excess servicing asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other income in the Consolidated Statement of Operations.

        The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both "best efforts" and "mandatory delivery" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a "best efforts" contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the interest rate lock commitments. Under a "mandatory delivery" contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a "pair-off" fee, based on then-current market prices, to compensate the investor for the shortfall. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage backed securities, whereby the Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

liabilities, carried on the Consolidated Balance Sheet within other assets or other liabilities with changes in fair value recorded in other income within the Consolidated Statement of Income. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions. The gross gains on loan sales are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

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

        Premiums and discounts on investment securities are amortized/accreted to the earlier of call or maturity based on expected lives, which lives are adjusted based on prepayment assumptions and call optionality, if any. Declines in the fair value of individual available-for-sale securities below their cost that are other-than-temporary in nature result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or a change in management's intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include: (1) duration and magnitude of the decline in value; (2) the financial condition of the issuer or issuers: and (3) structure of the security.

        The entire amount of an impairment loss is recognized in earnings only when: (1) the Company intends to sell the security; or (2) it is more likely than not that the Company will have to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders' equity as comprehensive income, net of deferred taxes.

Loans

        Loans are stated at the principal amount outstanding, net of unamortized deferred costs and fees. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Company's policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Deferred fees and costs are being amortized on the interest method over the term of the loan.

        Management considers loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are evaluated for impairment in accordance with the Company's portfolio monitoring and ongoing risk assessment procedures. Management considers the financial condition of the borrower, cash flow of the borrower, payment status of the loan, and the value of the collateral, if any, securing the loan. Generally, impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer type loans which are evaluated collectively for impairment and are generally placed on nonaccrual when the loan becomes 90 days past due as to principal or interest. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (90 days or less) provided eventual collection of all amounts due is expected. The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral if repayment is expected to be provided solely by the collateral. In appropriate circumstances, interest income on impaired loans may be recognized on a cash basis.

Higher Risk Lending—Revenue Recognition

        The Company has occasionally made higher risk acquisition, development, and construction ("ADC") loans that entail higher risks than ADC loans made following normal underwriting practices ("higher risk loan transactions"). These higher risk loan transactions are currently made through the Company's subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee ("AcSEC") guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC's guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Certain additional interest is included as a component of noninterest income. ECV recorded no additional interest on higher risk loan transactions during 2015, 2014 or 2013 (although normal interest income was recorded) and had four higher risk loan transactions outstanding as of December 31, 2015, as compared to four higher risk loan transactions outstanding as of December 31, 2014, amounting to $9.2 million and $6.2 million, respectively.

Allowance for Credit Losses

        The allowance for credit losses represents an amount, which in management's judgment, is adequate to absorb probable losses on loans and other extensions of credit that may become uncollectible. The adequacy of the allowance for credit losses is determined through careful and continuous review and evaluation of the loan portfolio and involves the balancing of a number of factors to establish a prudent level of allowance. Among the factors considered in evaluating the adequacy of the allowance for credit losses are lending risks associated with growth and entry into new markets, loss allocations for specific credits, the level of the allowance to nonperforming loans, historical loss experience, economic conditions,

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

portfolio trends and credit concentrations, changes in the size and character of the loan portfolio, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. Allowances for impaired loans are generally determined based on collateral values. Loans or any portion thereof deemed uncollectible are charged against the allowance, while recoveries are credited to the allowance. Management adjusts the level of the allowance through the provision for credit losses, which is recorded as a current period operating expense. The allowance for credit losses consists of allocated and unallocated components.

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

        Management believes that the allowance for credit losses is adequate; however, determination of the allowance is inherently subjective and requires significant estimates. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. Evaluation of the potential effects of these factors on estimated losses involves a high degree of uncertainty, including the strength and timing of economic cycles and concerns over the effects of a prolonged economic downturn in the current cycle. In addition, various banking agencies, as an integral part of their examination process, and independent consultants engaged by the Bank, periodically review the Bank's loan portfolio and allowance for credit losses. Such review may result in recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. The review of the adequacy of the Allowance for Credit Losses includes an assessment of the fair value adjustment for acquired loans in accordance with generally accepted accounting principles.

Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method for financial reporting purposes. Premises and equipment are depreciated over the useful lives of the assets, which generally range from five to seven years for furniture, fixtures and equipment, three to five years for computer software and hardware, and ten to forty years for buildings and

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

building improvements. Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statements of Operations.

Other Real Estate Owned ("OREO")

        Assets acquired through loan foreclosure are held for sale and are recorded at fair value less estimated selling costs when acquired, establishing a new cost basis. The new basis is supported by appraisals that are generally no more than twelve months old. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through noninterest expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in market conditions or appraised values.

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

        The Company performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of quantitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2015. However, future events could cause the Company to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

Interest Rate Swap Derivatives

        The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. With the exception of forward commitment contracts discussed above under "Loans Held for Sale", the Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to certain variable rate deposits.

        At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company's intentions and belief as to the likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"), or (3) an instrument with no hedging designation ("stand-alone derivative"). The Company has no fair value hedges or stand-alone derivatives, only cash flow hedges. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (a Consolidated Balance Sheet component of shareholders' equity) and is reclassified into earnings in the same period(s) during which the hedged transaction affects earnings (i.e. the period when cash flows are exchanged between counterparties). For both fair value and cash flow hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

        Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

        The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

        When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income or expense. When a fair value hedge is discontinued, the hedged asset or

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings. Please refer to Note 10 to the Consolidated Financial Statements for further detail.

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

Income Taxes

        The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, "Income Taxes." Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e. temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company's tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at either December 31, 2015 or December 31, 2014.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

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

Stock-Based Compensation

        In accordance with ASC Topic 718, "Compensation," the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value (computed at the date of option grant) of any outstanding fixed stock option grant and restricted stock award. Compensation expense on variable stock option grants and awards (i.e. performance based grants and awards) if any, is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 17 for a description of stock-based compensation awards, activity and expense for the years ended December 31, 2015, 2014 and 2013.

New Authoritative Accounting Guidance

        In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This update will be effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. The Company does not expect the guidance to have a material impact on its financial statements.

        In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The amendments also require the Company to report on its income statement or include a footnote disclosure the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 will be effective for the Company on January 1, 2016 and is not expected to have a significant impact on its financial statements.

        In January 2016, the FASB issued ASU 2016-1, "No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1,

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

Note 2—Mergers and Acquisitions

        On October 31, 2014, the Company completed its acquisition of Virginia Heritage, a banking institution based in Fairfax County, Virginia. The acquisition of Virginia Heritage was effected through the merger (the "Merger") of Virginia Heritage with and into EagleBank, in accordance with the Agreement and Plan of Reorganization (the "Merger Agreement") among the Company, EagleBank and Virginia Heritage, dated June 9, 2014. Pursuant to the Merger Agreement, each share of Virginia Heritage common stock was converted into the right to receive 0.6632 shares of Company common stock and $7.50 in cash, plus cash in lieu of fractional shares. Outstanding options to acquire Virginia Heritage common stock were converted into fully vested options to purchase an aggregate of 401,497 shares of Company common stock. In connection with the Merger, the Company paid an aggregate of $45.4 million in cash to former shareholders of Virginia Heritage and issued 4,010,261 shares of Company common stock. On the acquisition date, the estimated fair values of Virginia Heritage included $914 million in assets, $800 million in loans and $645 million in deposits. The acquisition was valued at $189 million Additionally, pursuant to the Merger Agreement, each of the 15,300 shares of Virginia Heritage's Senior Non-Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation amount per share ("Virginia Heritage Series A Preferred Stock"), which was issued to the U.S. Treasury pursuant to the Small Business Lending Fund Program ("SBLF"), was exchanged for one share of a new series of the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series C, liquidation amount $1,000 per share (the "Series C Preferred Stock"), which ranks equally with and has substantially identical terms and conditions as the Company's Senior Non-Cumulative Perpetual Preferred Stock, Series B, liquidation amount $1,000 per share ("Series B Preferred Stock"). The Series C Preferred Stock has a dividend rate of 1.00%. On November 2, 2015, the Company redeemed all Series B and Series C Preferred Stock as detailed in Note 13. The assets acquired and liabilities assumed were accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair value as of October 31, 2014, based on management's best estimates using the information available as of the merger date. The Company incurred $4.7 million of acquisition related expenses during the year ended December 31, 2014 related to the acquisition of Virginia Heritage, included within "Merger expenses" in the Consolidated Statements of Operations.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 2—Mergers and Acquisitions (Continued)

        Virginia Heritage's results of operations have been included in the Company's consolidated statements of income and comprehensive income for the two months ended December 31, 2014. Based on a purchase price allocation, the Company recorded $102.3 million in goodwill and $4.6 million in core deposit intangibles as a result of the acquisition. Based on allowable adjustments through October 31, 2015, the unidentified intangible (goodwill) was reduced by approximately $257 thousand. Goodwill is not amortized for book purposes; however, it is reviewed at least annually for impairment, and is not deductible for tax purposes.

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

        The core deposit intangible asset recognized is being amortized on an accelerated basis over the remaining estimated life, currently expected to be 5 years.

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

Note 3—Cash and Due from Banks

        Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with the Federal Reserve Bank of Richmond ("Federal Reserve Bank") based principally on the type and amount of their deposits. During 2015, the Bank maintained balances at the Federal Reserve sufficient to meet the reserve requirements as well as significant excess reserves. Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held, which interest on excess reserves was increased under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act passed in July 2010.

        Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with nine domestic correspondent banks as compensation for services they provide to the Bank.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 4—Investment Securities Available-for-Sale

        The amortized cost and estimated fair values of investments available-for-sale at December 31, 2015 and 2014 are as follows:

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. agency securities	$56,775	$477	$277	$56,975
Residential mortgage backed securities	299,709	692	3,160	297,241
Municipal bonds	114,253	4,131	3	118,381
Corporate bonds	15,090	—	152	14,938
Other equity investments	307	27	—	334

	$486,134	$5,327	$3,592	$487,869

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
(dollars in thousands)
U. S. agency securities	$29,434	$500	$40	$29,894
Residential mortgage backed securities	241,120	1,716	2,516	240,320
Municipal bonds	106,983	4,850	121	111,712
Other equity investments	396	21	—	417

	$377,933	$7,087	$2,677	$382,343

        In addition, at December 31, 2015 and December 31, 2014, the Company held $16.9 million and $22.6 million in equity securities in a combination of Federal Reserve Bank and Federal Home Loan Bank ("FHLB") stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

        The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.9 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of December 31, 2015 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be at maturity.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 4—Investment Securities Available-for-Sale (Continued)

        Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position as of December 31, 2015 and 2014 are as follows:

	Less than 12 Months		12 Months or Greater		Total
December 31, 2015	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. agency securities	$32,927	$277	$—	$—	$32,927	$277
Residential mortgage backed securities	157,871	1,438	58,954	1,722	216,825	3,160
Municipal bonds	1,559	3	—	—	1,559	3
Corporate bonds	14,938	152	—	—	14,938	152

	$207,295	$1,870	$58,954	$1,722	$266,249	$3,592

	Less than 12 Months		12 Months or Greater		Total
December 31, 2014	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
(dollars in thousands)
U. S. agency securities	$2,001	$7	$1,750	$33	$3,751	$40
Residential mortgage backed securities	49,644	221	86,028	2,295	135,672	2,516
Municipal bonds	4,974	14	10,915	107	15,889	121

	$56,619	$242	$98,693	$2,435	$155,312	$2,677

        The amortized cost and estimated fair values of investments available-for-sale at December 31, 2015 and 2014 by contractual maturity are shown in the table below. Expected maturities will differ from

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 4—Investment Securities Available-for-Sale (Continued)

contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015		December 31, 2014
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. agency securities maturing:
One year or less	$31,436	$31,361	$2,998	$3,051
After one year through five years	18,826	19,047	19,947	20,276
Five years through ten years	6,513	6,567	6,489	6,567
Residential mortgage backed securities	299,709	297,241	241,120	240,320
Municipal bonds maturing:
One year or less	4,450	4,478	2,410	2,438
After one year through five years	41,213	43,720	47,038	49,607
Five years through ten years	66,001	67,398	54,983	56,927
After ten years	2,589	2,785	2,552	2,740
Corporate bonds
After one year through five years	15,090	14,938	—	—
Other equity investments	307	334	396	417

	$486,134	$487,869	$377,933	$382,343

        In 2015, gross realized gains on sales of investment securities were $2.7 million and gross realized losses on sales of investment securities were $475 thousand. In 2014, gross realized gains on sales of investment securities were $298 thousand and gross realized losses on sales of investment securities were $276 thousand. In 2013, gross realized gains on sales of investment securities were $237 thousand and gross realized losses on sales of investment securities were $218 thousand.

        Proceeds from sales and calls of investment securities for 2015, 2014 and 2013 were $111.7 million, $49.9 million, and $22.1 million, respectively.

        The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at December 31, 2015 was $416.5 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of December 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders' equity.

Note 5—Loans and Allowance for Credit Losses

        The Bank makes loans to customers primarily in the Washington, D.C. metropolitan area and surrounding communities. A substantial portion of the Bank's loan portfolio consists of loans to businesses secured by real estate and other business assets.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        Loans, net of unamortized net deferred fees, at December 31, 2015 and 2014 are summarized by type as follows:

	December 31, 2015		December 31, 2014
(dollars in thousands)	Amount	%	Amount	%
Commercial	$1,052,257	21%	$916,226	21%
Income producing—commercial real estate	2,115,478	42%	1,703,172	40%
Owner occupied—commercial real estate	498,103	10%	461,581	11%
Real estate mortgage—residential	147,365	3%	148,018	3%
Construction—commercial and residential	985,607	20%	793,432	18%
Construction—C&I (owner occupied)	79,769	2%	58,032	1%
Home equity	112,885	2%	122,536	3%
Other consumer	6,904	—	109,402	3%

Total loans	4,998,368	100%	4,312,399	100%
Less: Allowance for Credit Losses	(52,687)		(46,075)

Net loans	$4,945,681		$4,266,324

        Unamortized net deferred fees amounted to $18.4 million and $15.6 million at December 31, 2015 and 2014, of which $144 thousand and $182 thousand at December 31, 2015 and 2014, respectively, represented net deferred costs on home equity loans.

        Loans acquired from Virginia Heritage totaled $804 million at fair value, comprised of $801 million of loans that were not considered impaired at the acquisition date and $3.0 million of loans that were determined to be impaired at the time of acquisition. The impaired loans were accounted for in accordance with ASC Topic 310-30 "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("ASC 310-30"). At December 31, 2015, the net recorded amount of loans accounted for under ASC 310-30 was $1.3 million. Loans acquired in the Merger that were determined to be purchased credit impaired loans were all considered collateral dependent loans. Therefore, estimated fair value calculations and projected cash flows included only return of principal and no interest income. There was no accretable yield associated with these loans during the year ended 2015.

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

        As of December 31, 2015 and 2014, the Bank serviced $78.8 million and $67.9 million, respectively, of loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

Loan Origination/Risk Management

        The Company's goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

loan assets include carefully enforcing loan policies and procedures, evaluating each borrower's business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations.

        The composition of the Bank's loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At December 31, 2015, owner occupied commercial real estate and owner occupied commercial real estate construction represent 12% of the loan portfolio. At December 31, 2015, non-owner occupied commercial real estate and real estate construction represented approximately 62% of the loan portfolio. The combined owner occupied and commercial real estate loans represent 74% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.00. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

        The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at December 31, 2015 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent approximately 1% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

        Approximately 2% of the loan portfolio at December 31, 2015 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

        Approximately 3% of the loan portfolio consists of residential mortgage loans. These are typically loans underwritten for shorter terms, generally less than 10 years.

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
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        Loans intended for residential land acquisition, lot development and construction are made on the premise that the land: (1) is or will be developed for building sites for residential structures, and; (2) will ultimately be utilized for construction or improvement of residential zoned real properties, including the creation of housing. Residential development and construction loans will finance projects such as single family subdivisions, planned unit developments, townhouses, and condominiums. Residential land acquisition, development and construction loans generally are underwritten with a maximum term of 36 months, including extensions approved at origination.

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

        The Company's loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.07 million at December 31, 2015. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 49% of the outstanding ADC loan portfolio at December 31, 2015. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower's ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

        The following tables detail activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
For the Year Ended December 31, 2015
Allowance for credit losses:
Balance at beginning of period	$13,222	$11,442	$2,954	$1,259	$15,625	$1,469	$104	$46,075
Loans charged-off	(4,693)	(651)	—	—	(1,884)	(1,142)	(228)	(8,598)
Recoveries of loans previously charged-off	195	26	3	7	206	25	110	572

Net loans (charged-off) recoveries	(4,498)	(625)	3	7	(1,678)	(1,117)	(118)	(8,026)
Provision for credit losses	2,839	3,305	322	2	7,141	940	89	14,638

Ending balance	$11,563	$14,122	$3,279	$1,268	$21,088	$1,292	$75	$52,687

For the Year Ended December 31, 2015
Allowance for credit losses:
Individually evaluated for impairment	$3,478	$1,033	$400	$—	$950	$38	$3	$5,902
Collectively evaluated for impairment	8,085	13,089	2,879	1,268	20,138	1,254	72	46,785

Ending balance	$11,563	$14,122	$3,279	$1,268	$21,088	$1,292	$75	$52,687

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

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

        At December 31, 2015, the allowance for loan losses included $3 thousand associated with purchased credit impaired loans, as there was minimal further deterioration in the credit quality of these loans since the Merger date.

        The Company's recorded investments in loans as of December 31, 2015 and December 31, 2014 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company's impairment methodology was as follows:

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
December 31, 2015
Recorded investment in loans:
Individually evaluated for impairment	$13,008	$6,118	$1,753	$—	$10,454	$161	$22	$31,516
Collectively evaluated for impairment	1,039,249	2,109,360	496,350	147,365	1,054,922	112,724	6,882	4,966,852

Ending balance	$1,052,257	$2,115,478	$498,103	$147,365	$1,065,376	$112,885	$6,904	$4,998,368

December 31, 2014
Recorded investment in loans:
Individually evaluated for impairment	$17,612	$5,109	$6,891	$—	$14,241	$1,398	$59	$45,310
Collectively evaluated for impairment	898,614	1,698,063	454,690	148,018	837,223	121,138	109,343	4,267,089

Ending balance	$916,226	$1,703,172	$461,581	$148,018	$851,464	$122,536	$109,402	$4,312,399

        At December 31, 2015, the nonperforming loans acquired from Fidelity and Virginia Heritage have a carrying value of $509 thousand and $1.3 million, and an unpaid principal balance of $566 thousand and $2.3 million, and were evaluated separately in accordance with ASC Topic 310-30, "Loans and Debt

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

Securities Acquired with Deteriorated Credit Quality." The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discounts. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

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

        The Company's credit quality indicators are generally updated on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of December 31, 2015 and 2014.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans
December 31, 2015
Commercial	$1,021,427	$17,822	$13,008	$—	$1,052,257
Income producing—commercial real estate	2,096,032	13,328	6,118	—	2,115,478
Owner occupied—commercial real estate	488,496	7,854	1,753	—	498,103
Real estate mortgage—residential	146,651	714	—	—	147,365
Construction—commercial and residential	1,049,926	4,996	10,454	—	1,065,376
Home equity	110,870	1,854	161	—	112,885
Other consumer	6,877	5	22	—	6,904

Total	$4,920,279	$46,573	$31,516	$—	$4,998,368

December 31, 2014
Commercial	$875,102	$23,512	$17,612	$—	$916,226
Income producing—commercial real estate	1,679,101	18,962	5,109	—	1,703,172
Owner occupied—commercial real estate	445,013	9,677	6,891	—	461,581
Real estate mortgage—residential	147,262	756	—	—	148,018
Construction—commercial and residential	827,503	9,720	14,241	—	851,464
Home equity	119,420	1,718	1,398	—	122,536
Other consumer	109,343	—	59	—	109,402

Total	$4,202,744	$64,345	$45,310	$—	$4,312,399

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The following presents by class of loan, information related to nonaccrual loans as of December 31, 2015 and 2014.

(dollars in thousands)	December 31, 2015	December 31, 2014
Commercial	$4,940	$12,975
Income producing—commercial real estate	5,961	2,645
Owner occupied—commercial real estate	1,268	1,324
Real estate mortgage—residential	329	346
Construction—commercial and residential	557	3,697
Home equity	161	1,398
Other consumer	23	58

Total nonaccrual loans(1)(2)	$13,239	$22,443

(1)
Excludes troubled debt restructurings ("TDRs") that were performing under their restructured terms totaling $11.8 million at December 31, 2015, and $13.5 million at December 31, 2014.

(2)
Gross interest income of $1.0 million would have been recorded in 2015 if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans was $629 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company's policy for placing loans on nonaccrual status.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The following table presents by class, an aging analysis and the recorded investments in loans past due as of December 31, 2015 and 2014.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans
December 31, 2015
Commercial	$4,130	$1,364	$4,940	$10,434	$1,041,823	$1,052,257
Income producing—commercial real estate	2,841	—	5,961	8,802	2,106,676	2,115,478
Owner occupied—commercial real estate	3,189	902	1,268	5,359	492,744	498,103
Real estate mortgage—residential	—	—	329	329	147,036	147,365
Construction—commercial and residential	—	5,020	557	5,577	1,059,799	1,065,376
Home equity	—	77	161	238	112,647	112,885
Other consumer	56	60	23	139	6,765	6,904

Total	$10,216	$7,423	$13,239	$30,878	$4,967,490	$4,998,368

December 31, 2014
Commercial	$1,505	$4,032	$12,975	$18,512	$897,714	$916,226
Income producing—commercial real estate	1,825	5,376	2,645	9,846	1,693,326	1,703,172
Owner occupied—commercial real estate	1,089	214	1,324	2,627	458,954	461,581
Real estate mortgage—residential	—	—	346	346	147,672	148,018
Construction—commercial and residential	—	—	3,697	3,697	847,767	851,464
Home equity	—	1,365	1,398	2,763	119,773	122,536
Other consumer	284	81	58	423	108,979	109,402

Total	$4,703	$11,068	$22,443	$38,214	$4,274,185	$4,312,399

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The following table presents by class, information related to impaired loans for the years ended December 31, 2015 and 2014.

						Average Recorded Investment		Interest Income Recognized
	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance
(dollars in thousands)				Total Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Quarter To Date	Year To Date
December 31, 2015
Commercial	$16,123	$2,396	$10,283	$12,679	$3,478	$9,340	$9,973	$21	$69
Income producing—commercial real estate	6,811	1,190	4,928	6,118	1,033	10,675	10,294	95	354
Owner occupied—commercial real estate	1,753	946	807	1,753	400	1,772	1,810	—	—
Real estate mortgage—residential	329	329	—	329	—	331	336	—	—
Construction—commercial and residential	10,454	4,877	5,577	10,454	950	8,031	7,594	(93)	205
Home equity	161	116	45	161	38	411	650	—	—
Other consumer	22	19	3	22	3	47	31	(1)	1

Total	$35,653	$9,873	$21,643	$31,516	$5,902	$30,607	$30,688	$22	$629

December 31, 2014
Commercial	$14,075	$1,603	$11,372	$12,975	$5,334	$14,203	$13,681	$20	$251
Income producing—commercial real estate	10,869	8,952	1,542	10,494	751	8,202	7,021	196	203
Owner occupied—commercial real estate	1,889	1,038	851	1,889	577	2,696	3,986	—	6
Real estate mortgage—residential	346	346	—	346	—	348	529	—	—
Construction—commercial and residential	8,785	8,176	609	8,785	927	10,113	10,967	436	1,147
Home equity	1,398	339	1,059	1,398	430	993	747	32	36
Other consumer	58	—	58	58	45	29	30	7	7

Total	$37,420	$20,454	$15,491	$35,945	$8,064	$36,584	$36,961	$691	$1,650

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        The following table presents by class, the recorded investment of TDR loans for the years ended December 31, 2015 and 2014.

(dollars in thousands)	Number of Contracts	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
December 31, 2015
Commercial	4	$1,171	$211	$1,382
Income producing—commercial real estate	2	5,160	—	5,160
Owner occupied—commercial real estate	1	485	—	485
Construction—commercial and residential	1	5,020	—	5,020

Total	8	$11,836	$211	$12,047

December 31, 2014
Commercial	1	$—	$227	$227
Income producing—commercial real estate	3	7,849	—	7,849
Owner occupied—commercial real estate	1	565	—	565
Construction—commercial and residential	1	5,088	—	5,088

Total	6	$13,502	$227	$13,729

        During the year ended December 31, 2015, there were no defaults on restructured loans, as compared to the year ended December 31, 2014, which had eight performing TDR loans totaling approximately $11.6 million that experienced defaults on their modified terms. During 2014, these eight previously performing TDRs were reclassified as follows: (a) four nonperforming TDRs totaling $9.1 million were sold during the year; (b) one nonperforming TDR totaling approximately $2.0 million was reclassified to OREO after the Company took possession of the underlying collateral; (c) the Company was paid off on another TDR totaling $217 thousand; (d) one TDR totaling $227 thousand was reclassified to nonperforming loans; (e) and one TDR totaling $95 thousand was charged-off. A default is considered to have occurred once the TDR is past due 90 days or more, or it has been placed on nonaccrual. There were no nonperforming TDRs reclassified to nonperforming loans during the year ended December 31, 2015. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. During 2015, there were four loans modified in a TDR totaling approximately $1.9 million, and two performing TDR loans aggregating approximately $3.3 million were paid off and removed from TDR status. There were four loans totaling approximately $8.0 million modified in a TDR during the year ended December 31, 2014.

        The criteria used to determine if a loan should be considered for charge off relates to its ultimate collectability includes the following:

  •
  All or a portion of the loan is deemed uncollectible;

  •
  Repayment is dependent upon secondary sources, such as liquidation of collateral, other assets, or judgment liens that may require an indefinite time period to collect.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

        Loans may be identified for charge off in whole or in part based upon an impairment analysis consistent with ASC 310. If all or a portion of a loan is deemed uncollectible, such amount shall be charged off in the month in which the loan or portion thereof is determined to be uncollectible.

        Loans approved for non-accrual status, or charge off, should be managed by the Chief Credit Officer or as dictated by the Directors Loan Committee and/or Credit Review Committee. The Chief Credit Officer is expected to position the loan in the best possible posture for recovery, including, among other actions, liquidating collateral, obtaining additional collateral, filing suit to obtain judgment or restructuring of repayment terms. A review of charged off loans should be made on a monthly basis to assess the possibility of recovery from renewed collection efforts. All charged off loans that are deemed to have the possibility of recovery, whether partial or full, shall be actively pursued. Charged off loans that are deemed uncollectible will be placed in an inactive file with documentation supporting the suspension of further collection efforts.

        In the process of collecting problem loans the Bank may resort to the acquisition of collateral through foreclosure and repossession actions, or may accept the transfer of assets in partial or full satisfaction of the debt. These actions may in turn result in the necessity of carrying real property or chattels as an asset of the Company pending sale.

        For purchased loans acquired that are not deemed impaired at acquisition, credit marks representing the principal losses expected over the life of the loans are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance exceeds any remaining credit mark. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

        The following table presents changes in the credit mark accretable yield, which includes income recognized from contractual interest cash flows, for the dates indicated.

(dollars in thousands)	Total
Balance at December 31, 2014	$(10,298)
Net reclassifications from nonaccretable yield	—
Accretion	4,290

Balance at December 31, 2015	$(6,008)

Related Party Loans

        Certain directors and executive officers have had loan transactions with the Company. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following table

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 5—Loans and Allowance for Credit Losses (Continued)

summarizes changes in amounts of loans outstanding, both direct and indirect, to those persons during 2015 and 2014.

(dollars in thousands)	2015	2014
Balance at January 1,	$17,082	$30,123
Additions	23,578	10,000
Repayments	(10,711)	(23,041)

Balance at December 31,	$29,949	$17,082

Note 6—Premises and Equipment

        Premises and equipment include the following at December 31:

(dollars in thousands)	2015	2014
Leasehold improvements	$26,987	$23,050
Furniture and equipment	22,217	20,931
Less accumulated depreciation and amortization	(30,950)	(24,882)

Total premises and equipment, net	$18,254	$19,099

        Total depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013, was $6.1 million, $4.6 million and $3.9 million, respectively.

        The Company leases banking and office space in 35 locations under non-cancelable lease arrangements accounted for as operating leases. The initial lease periods range from five to ten years and provide for one or more five year renewal options. The leases in some cases provide for scheduled annual rent escalations and require that the Bank (lessee) pay certain operating expenses applicable to the leased space. Rent expense applicable to operating leases amounted to $8.5 million for 2015, $7.5 million in 2014, and $6.9 million in 2013. The Company subleased six leased premises during 2015 and two leased premises during 2014 and 2013. The Company recorded $435 thousand, $114 thousand, and $57 thousand as a reduction of rent expense during 2015, 2014, and 2013, respectively.

        At December 31, 2015, future minimum lease payments under non-cancelable operating leases having an initial term in excess of one year are as follows:

Years Ending December 31:
(dollars in thousands)
2016	$8,061
2017	7,186
2018	6,756
2019	6,448
2020	5,954
Thereafter	11,398

Total minimum lease payments	$45,803

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 7—Intangible Assets

        Intangible assets are included in the Consolidated Balance Sheets as a separate line item, net of accumulated amortization and consist of the following items:

(dollars in thousands)	Gross Intangible Assets	Additions/ (Adjustments)	Accumulated Amortization	Net Intangible Assets
December 31, 2015
Goodwill(1)	$104,425	$(257)	$—	$104,168
Core deposit(2)	7,070	—	(3,084)	3,986
Excess servicing(3)	282	379	(274)	387

	$111,777	$122	$(3,358)	$108,541

December 31, 2014
Goodwill(1)	$2,163	$102,262	$—	$104,425
Core deposit(2)	2,520	4,550	(1,869)	5,201
Excess servicing(3)	865	330	(913)	282

	$5,548	$107,142	$(2,782)	$109,908

The aggregate amortization expense was $1.5 million, $743 thousand, and $614 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

(1)
The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Fidelity of approximately $360 thousand. Based on allowable adjustments through August 31, 2009, the unidentified intangible (goodwill) amounted to approximately $2.2 million. The Company recorded an initial amount of unidentified intangible (goodwill) incident to the acquisition of Virginia Heritage of approximately $102.3 million. Based on allowable adjustments through October 31, 2015, the unidentified intangible (goodwill) was reduced by $257 thousand.

(2)
In connection with the Fidelity and Virginia Heritage acquisitions, the Company made an allocation of the purchase price of $2.3 million and $4.6 million, respectively, to the core deposit intangibles. These allocations were based on independent evaluations, and are included in intangible assets, net of the Consolidated Balances Sheets. The amount of the core deposit intangible relating to the Fidelity acquisition at December 31, 2015 was $502 thousand, which is being amortized over its remaining economic life through 2018 as a component of other noninterest expense. The amount of the core deposit intangible relating to the Virginia Heritage acquisition at December 31, 2015 was $3.5 million, which is being amortized over its remaining economic life through 2020 as a component of other noninterest expense.

(3)
The Company recognizes a servicing asset for the computed value of servicing fees on the sale of the guaranteed portion of SBA loans, which is in excess of a normal servicing fee. Assumptions related to the loan term and amortization period are made to arrive at the initial recorded value.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 7—Intangible Assets (Continued)

        The future estimated annual amortization expense is presented below:

Years Ending December 31:
(dollars in thousands)
2016	$1,207
2017	1,064
2018	957
2019	715
2020	43
Thereafter	—

Total	$3,986

Note 8—Other Real Estate Owned

        The activity within OREO for the twelve months ended December 31, 2015 and 2014 is presented in the table below. There were no residential real estate loans in the process of foreclosure as of December 31, 2015. For the year ended December 31, 2015 and 2014, proceeds on sales of OREO were $5.5 million and $520 thousand, respectively. For the year ended December 31, 2015 and 2014, the net losses on sales were $328 thousand and $154 thousand, respectively.

	Year Ended December 31,
(dollars in thousands)	2015	2014
Balance beginning of period	$13,224	$9,225
Real estate acquired from borrowers	1,725	5,310
Valuation allowance	(1,100)	(554)
Properties sold	(7,997)	(757)

Balance end of period	$5,852	$13,224

Note 9—Mortgage Banking Derivatives

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 9—Mortgage Banking Derivatives (Continued)

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

        The fair value of the mortgage banking derivatives is recorded as a freestanding asset or liability with the change in value being recognized in current earnings during the period of change.

        At December 31, 2015 the Bank had mortgage banking derivative financial instruments with a notional value of $39.6 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2015 were $24 thousand included in other assets and $30 thousand included in other liabilities. At December 31, 2014 the Bank had mortgage banking derivative financial instruments with a notional value of $45.1 million related to its forward contracts. The fair value of these mortgage banking derivative instruments at December 31, 2014 were $146 thousand included in other assets and $250 thousand included in other liabilities.

        Included in other noninterest income for the year ended December 31, 2015 and 2014 was a net loss of $155 thousand and a net gain of $140 thousand, respectively, relating to mortgage banking derivative instruments. The amount included in other noninterest income for year ended December 31, 2015 and 2014 pertaining to its mortgage banking hedging activities was a net realized gain of $202 thousand and a net realized loss of $108 thousand, respectively.

Note 10—Interest Rate Swap Derivatives

        The Company uses interest rate swap agreements to assist in its interest rate risk management. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties.

        The Company's objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into forward starting interest rate swaps in April 2015 as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank's cost of funds. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from two counterparties in exchange for the Company making fixed payments beginning in April 2016. As of December 31, 2015, the Company had three forward starting interest rate swap transactions outstanding that had a notional amount of $250 million associated with the Company's variable rate deposits. The net unrealized loss before income tax on the swaps was $1.4 million at December 31, 2015. The unrealized loss is due to the increase in spread between short and longer term interest rates between the date the forward starting swap was entered into and year end 2015. There were no interest rate swap derivative instruments as of December 31, 2014.

        For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 10—Interest Rate Swap Derivatives (Continued)

subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the interest rate swap derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the year ended December 31, 2015.

        The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of ten months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments) and as such existing hedges are deemed forward starting swaps and no net settlements of cash flows is occurring.

        Amounts reported in accumulated other comprehensive income related to interest rate swap derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company's variable-rate assets/liabilities. During the year ended December 31, 2015, the Company did not have any reclassifications to interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $1.8 million will be reclassified as an increase in interest expense.

        The Company is exposed to credit risk in the event of nonperformance by the interest rate swap counterparty. The Company minimizes this risk by entering into interest rate swap derivative contracts with only large, stable financial institutions, and the Company has not experienced, and does not expect, any losses from counterparty nonperformance on the interest rate swaps. The Company monitors counterparty risk in accordance with the provisions of ASC Topic 815, "Derivatives and Hedging."

        The interest rate swap agreements detail: the requirement that collateral be posted when the market value exceeds certain threshold limits associated with the secured party's exposure; that if the Company defaults on any of its indebtedness (including default where repayment of the indebtedness has not been accelerated by the lender), then the Company could also be declared in default on its derivative obligations; and that if the Company fails to maintain its status as a well/adequate capitalized institution then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

        As of December 31, 2015, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our capital status) that were in a net liability position totaled $1.4 million. As of December 31, 2015, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $2.9 million against its obligations under these agreements. If the Company had breached any of these provisions at December 31, 2015, it could have been required to settle its obligations under the agreements at the termination value.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 10—Interest Rate Swap Derivatives (Continued)

        The table below identifies the balance sheet category and fair values of the Company's interest rate swap derivative instruments designated as cash flow hedges as of December 31, 2015. There were no interest rate swap derivative instruments as of December 31, 2014.

December 31, 2015	Swap Number	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
(dollars in thousands)
Interest rate swap	(1)	$75,000	$(368)	Other Liabilities	1 month USD-LIBOR-BBA w/–1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(665)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	(384)	Other Liabilities	1 month USD-LIBOR-BBA w/–1 day lookback +10 basis points	1.92%	March 31, 2022

        The table below presents the pre-tax net gains (losses) of the Company's cash flow hedges for the year ended December 31, 2015. Since all transactions are forward starting swaps all amounts are balance sheet related ("AOCI"), and no amounts were recorded in the income statement.

		Year Ended December 31, 2015
		Effective Portion			Ineffective Portion
			Reclassified from AOCI into income		Recognized in Income on Derivatives
(dollars in thousands)	Swap Number	Amount of Pre-tax gain (loss) Recognized in OCI	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)
Interest rate swap	(1)	$(368)		$—		$—
Interest rate swap	(2)	(665)		—		—
Interest rate swap	(3)	(384)		—		—

Note 11—Deposits

        The following table provides information regarding the Bank's deposit composition and shows the average rate being paid on the interest bearing deposits at December 31, 2015, 2014 and 2013.

	2015		2014		2013
(dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
Noninterest bearing demand	$1,405,067	—	$1,175,799	—	$849,409	—
Interest bearing transaction	178,797	0.16%	143,628	0.13%	118,580	0.26%
Savings and money market	2,835,325	0.34%	2,302,600	0.32%	1,811,088	0.35%
Time, $100,000 or more	406,570	0.77%	393,132	0.68%	203,706	0.88%
Other time	332,685	0.74%	295,609	0.70%	242,631	0.54%

Total	$5,158,444		$4,310,768		$3,225,414

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 11—Deposits (Continued)

        The remaining maturity of time deposits at December 31, 2015, 2014 and 2013 are as follows:

(dollars in thousands)	2015	2014	2013
Three months or less	$88,483	$104,482	$82,790
More than three months through six months	123,789	106,861	109,101
More than six months through twelve months	234,684	182,187	118,646
Over twelve months	292,299	295,211	135,800

Total	$739,255	$688,741	$446,337

        Interest expense on deposits for the years ended December 31, 2015, 2014 and 2013 is as follows:

(dollars in thousands)	2015	2014	2013
Interest bearing transaction	$291	$178	$298
Savings and money market	8,185	6,265	5,765
Time, $100,000 or more	5,019	2,830	2,080
Other time	848	365	2,471

Total	$14,343	$9,638	$10,614

        Related Party Deposits totaled $57 million, $71 million, and $71 million at December 31, 2015, 2014, and 2013, respectively.

        As of December 31, 2015 and December 31, 2014, time deposit accounts in excess of $250 thousand totaled $180.1 million and $138.6, respectively.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 12—Borrowings

        Information relating to short-term and long-term borrowings is as follows for the years ended December 31:

	2015		2014		2013
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Short-term:
At Year-End:
Customer repurchase agreements and federal funds purchased	$72,356	0.23%	$61,120	0.25%	$80,471	0.28%
Federal Home Loan Bank—current portion	—	—	100,000	0.38%	—	—

Total	$72,356		$161,120		$80,471

Average Daily Balance:
Customer repurchase agreements and federal funds purchased	$59,141	0.22%	$63,490	0.23%	$94,566	0.27%
Federal Home Loan Bank—current portion	27,659	0.31%	7,288	0.42%	—	—

Total	$86,800		$70,778		$94,566

Maximum Month-end Balance:
Customer repurchase agreements and federal funds purchased	$73,696	0.21%	$80,471	0.28%	$106,975	0.23%
Federal Home Loan Bank—current portion	140,000	0.20%	100,000	0.38%	—	—

Total	$213,696		$180,471		$106,975

Long-term:
At Year-End:
Federal Home Loan Bank	$0	—	$40,000	2.62%	$30,000	2.46%
Subordinated Notes	70,000	5.75%	79,300	6.40%	9,300	8.50%
United Bank Line of Credit	—	—	—	—	—	—

Total	$70,000		$119,300		$39,300

Average Daily Balance:
Federal Home Loan Bank	$8,329	2.25%	$39,205	2.00%	$30,000	2.46%
Subordinated Notes	74,117	6.06%	37,875	6.59%	9,300	9.64%
United Bank Line of Credit	—	—	—	—	—	—

Total	$82,446		$77,080		$39,300

Maximum Month-end Balance:
Federal Home Loan Bank	$40,000	0.37%	$122,500	0.68%	$30,000	2.46%
Subordinated Notes	79,300	6.52%	79,300	6.52%	9,300	10.00%
United Bank Line of Credit	—	—	—	—	—	—

Total	$119,300		$201,800		$39,300

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 12—Borrowings (Continued)

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

        The Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at December 31, 2015 and can borrow unsecured funds under one-way CDARS brokered deposits in the amount of $909.5 million, against which there was $5.8 million outstanding at December 31, 2015. The Bank also has a commitment at December 31, 2015 from Promontory Interfinancial Network, LLC ("Promontory") to place up to $300.0 million of brokered deposits from its Insured Network Deposit ("IND") program with the Bank, with an actual balance of $236.4 million outstanding at December 31, 2015. At December 31, 2015, the Bank was also eligible to make advances from the FHLB up to $731.1 million based on collateral at the FHLB, against which there were no amounts outstanding at December 31, 2015. Also, the Bank may enter into repurchase agreements as well as obtaining additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank. This facility, which amounts to approximately $408.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

        During 2015, the Company renewed its Loan Agreement and related Stock Security Agreement and Promissory Note (the "credit facility") with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, or to finance capital contributions to the Bank in whole and to ECV in part. This facility was originally entered into in August 2008 and has been renegotiated over the past seven years to its current terms. The credit facility is secured by a first lien on a portion of the stock of the Bank, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2016. There were no amounts outstanding under this credit at December 31, 2015 or December 31, 2014.

        On August 5, 2014, the Company completed the sale of $70.0 million of its 5.75% subordinated notes, due September 1, 2024 (the "Notes"). The Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under capital regulations applicable under the Basel III Rule capital requirements. The net proceeds were approximately $68.8 million, net of $1.2 million in deferred financing costs which is being amortized over the life of the Notes.

        During 2015, the Company redeemed the remaining balance of $9.3 million of subordinated notes, due 2021. As a result, the only long-term borrowing outstanding at December 31, 2015 was the Company's August 5, 2014, issuance of $70.0 million of subordinated notes, due September 1, 2024 noted above.

        During March 2015, the Company paid off its outstanding FHLB advances. A $1.1 million loss on the early extinguishment of debt was recorded in March of 2015 due to the early payoff of FHLB advances. This decision was made in light of deposit growth in the quarter and expected benefits to the cost of funds going forward.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 13—Preferred Stock and Warrants

        On July 14, 2011, the Company entered into and consummated a Securities Purchase Agreement (the "Purchase Agreement") with the Secretary of the Treasury of the United States (the "Secretary") under the Small Business Lending Fund program. Pursuant to the Purchase Agreement, the Company issued 56,600 shares of the Series B Preferred Stock for a total purchase price of $56,600,000.

        The Series B Preferred Stock was entitled to receive non-cumulative dividends beginning October 1, 2011 of one percent (1%).

        Pursuant to the Merger Agreement, each of the 15,300 shares of Virginia Heritage Series A Preferred Stock was exchanged for one share of the Company's Senior Series C Preferred Stock, which ranks equally with and has substantially identical terms and conditions as the Company's Series B Preferred Stock.

        On November 2, 2015, the Company redeemed all of the 56,600 shares of the Series B Preferred Stock, and all of the 15,300 shares of the Company's Series C Preferred Stock. The aggregate redemption price of the Series B Preferred Stock and Series C Preferred Stock was approximately $71.96 million, including dividends accrued but unpaid through, but not including the redemption date.

        On November 18, 2011 under provisions of the TARP Capital Purchase Program the Company issued to the U.S. Department of the Treasury warrants for 423,977 shares (as adjusted reflect the 10% stock dividend paid on June 14, 2013) of Company common stock at $6.76 per share (as adjusted for the 10% stock dividend paid on June 14, 2013). The warrants have an expiration date of December 8, 2018. Upon exercise, which is at the option of the holder, the Company will issue a number of shares of Company common stock in exchange for the warrants equal to the number of shares subject to the warrant less the number of shares determined by multiplying the number of shares subject to the warrant by the strike price and dividing the result by the current share price.

Note 14—Income Taxes

        Federal and state income tax expense consists of the following for the years ended December 31:

(dollars in thousands)	2015	2014	2013
Current federal income tax	$46,758	$32,384	$26,136
Current state income tax	11,020	7,114	6,147

Total current	57,778	39,498	32,283

Deferred federal income tax benefit	(6,642)	(7,494)	(3,909)
Deferred state income tax benefit	(87)	(46)	(56)

Total deferred	(6,729)	(7,540)	(3,965)

Total income tax expense	$51,049	$31,958	$28,318

        Temporary timing differences between the amounts reported in the financial statements and the tax bases of assets and liabilities result in deferred taxes. Gross deferred tax assets and liabilities, shown as the

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 14—Income Taxes (Continued)

sum of the appropriate tax effect for each significant type of temporary difference, is presented below for the years ended December 31:

(dollars in thousands)	2015	2014	2013
Deferred tax assets
Allowance for credit losses	$21,191	$18,544	$16,440
Deferred loan fees and costs	9,724	10,337	5,039
Deferred rent	1,364	—	—
Stock-based compensation	2,068	1,714	1,370
Net operating loss	2,946	3,198	3,449
Unrealized loss on securities available for sale	—	—	2,213
SERP	1,776	1,421	—
Premises and equipment	3,381	1,590	1,283
Other	383	71	4

Total deferred tax assets	42,833	36,875	29,798

Deferred tax liabilities
Unrealized gain on securities available for sale	(694)	(1,765)	—
Excess servicing	(157)	(114)	(95)
Deferred rent	—	(162)	(264)
Intangible assets	(1,671)	(2,323)	(490)

Total deferred tax liabilities	(2,522)	(4,364)	(849)

Net deferred income tax amount	$40,311	$32,511	$28,949

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate for the years ended December 31 follows:

	2015	2014	2013
Statutory federal income tax rate	35.00%	35.00%	35.00%
Increase (decrease) due to
State income taxes, net of federal income tax benefit	5.26	5.33	5.26
Tax exempt interest and dividend income	(1.25)	(2.28)	(2.17)
Stock-based compensation expense	0.02	0.04	0.06
Other	(1.28)	(1.02)	(0.56)

Effective tax rates	37.75%	37.07%	37.59%

        The net operating loss carry forward acquired in conjunction with the Fidelity acquisition is subject to annual limits under Section 382 of the Internal Revenue Code of $718 thousand and expires in 2027. The Company remains subject to examination for the years ending after December 31, 2011.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 15—Net Income per Common Share

        The calculation of net income per common share for the years ended December 31 was as follows:

(dollars and shares in thousands, except per share data)	2015	2014	2013
Basic:
Net income available to common shareholders	$83,566	$53,644	$46,441
Average common shares outstanding	32,836	26,684	25,726

Basic net income per common share	$2.54	$2.01	$1.81

Diluted:
Net income available to common shareholders	$83,566	$53,644	$46,441
Average common shares outstanding	32,836	26,684	25,726
Adjustment for common share equivalents	643	867	633

Average common shares outstanding-diluted	33,479	27,551	26,359

Diluted net income per common share	$2.50	$1.95	$1.76

Anti-dilutive shares	5	13	35

Note 16—Related Party Transactions

        During 2015, approximately $427 thousand in interest was paid to the current or former directors of the Company or accounts for the benefit of such persons in respect of the Company's subordinated notes, due 2021. See Note 12 for additional information regarding these subordinated notes.

        The Bank leases office space from limited liability companies in which a trust for the benefit of an executive officer's children has an 85% interest in one instance and a 51% interest in another. During the fourth quarter of 2015, the Company entered into an agreement to lease office space for a second location with limited liability companies in which an executive officer indirectly owns a majority interest. The Company paid $1.6 million, $1.3 million, and $822 thousand excluding certain pass-through expenses for the years ended December 31, 2015, 2014 and 2013, respectively.

        A director is a partner in the law firm which has provided, and continues to provide, legal services to the Company and its subsidiaries. During 2015, the Company and its subsidiaries paid aggregate fees of $1.1 million to that firm. Under Mr. Roger's arrangement with his firm, he does not participate significantly in the profits or revenues resulting from the provision of legal services to the Company and its subsidiaries.

Note 17—Stock-Based Compensation

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 17—Stock-Based Compensation (Continued)

        No additional options may be granted under the 1998 Plan, the Fidelity Plans or the Virginia Heritage Plans.

        The 2006 Plan provides for the issuance of awards of incentive stock options, non-qualifying stock options, restricted stock and stock appreciation rights to selected key employees and members of the Board of Directors. As amended, 1,996,500 shares of common stock are subject to issuance pursuant to awards under the 2006 Plan. Stock options awarded have an exercise price equal to the average of the high and low price of the Company's shares at the date of grant.

        For awards that are service based, compensation expense is being recognized over the service (vesting) period based on fair value, which for stock option grants is computed using the Black-Scholes model, and for restricted stock awards is based on the average of the high and low stock price of the Company's shares on the date of grant. For awards that are performance-based, compensation expense is recorded based on the probability of achievement of the goals underlying the grant. No performance-based awards are outstanding at December 31, 2015.

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

        In October 2015, the Company awarded an employee stock options to purchase 5,000 shares which have a ten-year term and vest in four installments beginning on the first anniversary of the date of grant.

        Below is a summary of stock option activity for the twelve months ended December 31, 2015, 2014 and 2013. The information excludes restricted stock awards.

	2015		2014		2013
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning balance	759,683	$11.36	503,834	$10.41	722,155	$10.18
Issued	5,000	46.50	21,000	32.77	5,800	22.11
Assumed from
Virginia Heritage	—	—	401,497	13.16	—	—
Exercised	(443,912)	12.03	(157,313)	14.71	(198,588)	9.99
Forfeited	(12,380)	29.58	(8,110)	33.06	(2,420)	7.40
Expired	(9,651)	18.19	(1,225)	9.00	(23,113)	10.05

Ending balance	298,740	$9.97	759,683	$11.36	503,834	$10.41

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 17—Stock-Based Compensation (Continued)

        The following summarizes information about stock options outstanding at December 31, 2015. The information excludes restricted stock units and awards.

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding:
Range of Exercise Prices
$5.76 $9.21	162,269	$5.76	2.95
$9.22 $15.47	108,529	12.41	1.59
$15.48 $22.66	18,794	19.28	6.81
$22.67 $49.50	9,148	36.61	7.65

	298,740	$9.97	2.84

	Stock Options Exercisable	Weighted-Average Exercise Price
Exercisable:
Range of Exercise Prices
$5.76 $9.21	105,359	$5.76
$9.22 $15.47	101,859	12.51
$15.48 $22.66	15,714	19.45
$22.67 $49.50	2,648	24.59

	225,580	$9.99

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
Expected volatility	31.21%	34.25%	34.12%
Weighted-Average volatility	31.21%	34.25%	34.12%
Expected dividends	—	—	—
Expected term (in years)	7.0	9.4	7.5
Risk-free rate	1.64%	2.26%	1.31%
Weighted-average fair value (grant date)	$16.73	$13.49	$7.83
Weighted-average fair value (grant date) for Virginia Heritage Bank ("VHB") options assumed	n/a	$24.89	n/a

        The expected lives are based on the "simplified" method allowed by ASC Topic 718 "Compensation," whereby the expected term is equal to the midpoint between the vesting date and the end of the contractual term of the award.

        The total intrinsic value of outstanding stock options was $12.2 million and $18.5 million, respectively, at December 31, 2015 and 2014. The total fair value of stock options vested was $90 thousand and $10.1 million (including $10.0 million of assumed stock options issued under the Virginia Heritage Plans), and $133 thousand for 2015, 2014 and 2013, respectively. Unrecognized stock-based compensation expense related to stock options totaled $138 thousand at December 31, 2015. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.26 years.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 17—Stock-Based Compensation (Continued)

        Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Proceeds from stock options exercised	$5,176	$2,313	$1,984
Tax benefits realized from stock compensation	2,984	978	410
Intrinsic value of stock options exercised	11,042	3,184	3,060

        The Company has unvested restricted stock awards of 369,093 shares under the 2006 Plan at December 31, 2015. Unrecognized stock based compensation expense related to restricted stock awards totaled $5.1 million at December 31, 2015. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.46 years. The following table summarizes the unvested restricted stock awards at December 31, 2015 and 2014:

	Years Ended December 31,
	2015		2014
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning	509,336	$21.58	614,580	$18.71
Issued	78,070	36.06	87,927	33.50
Forfeited	(8,490)	33.57	(8,250)	25.28
Vested	(209,823)	21.47	(184,921)	17.54

Unvested at end	369,093	$24.43	509,336	$21.58

        Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At December 31, 2015, the 2011 ESPP had 434,277 shares remaining for issuance.

        Included in salaries and employee benefits the Company recognized $5.1 million, $4.0 million and $3.3 million in stock-based compensation expense for 2015, 2014 and 2013, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 18—Employee Benefit Plans

        The Company has a qualified 401(k) Plan which covers all employees who have reached the age of 21 and have completed at least one month of service as defined by the Plan. The Company makes contributions to the Plan based on a matching formula, which is annually reviewed. For the years 2015, 2014 and 2013, the Company recognized $755 thousand, $833 thousand, and $878 thousand in expense, respectively. These amounts are included in salaries and employee benefits in the accompanying Consolidated Statements of Operations.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 19—Supplemental Executive Retirement Plan

        The Bank has entered into Supplemental Executive Retirement and Death Benefit Agreements (the "SERP Agreements") with certain of the Bank's executive officers other than Mr. Paul, which upon the executive's retirement, will provide for a stated monthly payment for such executive's lifetime subject to certain death benefits described below. The retirement benefit is computed as a percentage of each executive's projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreements provide that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement (b) death, disability and change-in-control shall result in immediate vesting, and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreements further provide for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive's beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.

        The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The annuity contracts accrued $84 thousand and $50 thousand respectively of income for the years ended December 31, 2015 and 2014, which is included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts is $12.1 million at December 31, 2015 and is included in other assets on the Consolidated Balance Sheet. For the years ended December 31, 2015 and 2014, the Company recorded benefit expense accruals of $953 thousand and $1.9 million respectively for this post retirement benefit.

        Upon death of a named executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively finance payments (up to a 15 year certain amount) to the executives' named beneficiaries.

Note 20—Financial Instruments with Off-Balance Sheet Risk

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 20—Financial Instruments with Off-Balance Sheet Risk (Continued)

        Loan commitments outstanding and lines and letters of credit at December 31, 2015 and 2014 are as follows:

(dollars in thousands)	2015	2014
Unfunded loan commitments	$1,838,336	$1,625,957
Unfunded lines of credit	112,159	105,895
Letters of credit	83,511	75,615

Total	$2,034,006	$1,807,467

        Because most of the Company's business activity is with customers located in the Washington, D.C., metropolitan area, a geographic concentration of credit risk exists within the loan portfolio, the performance of which will be influenced by the economy of the region.

        The Bank maintains a reserve for the potential repurchase of residential mortgage loans, which amounted to $117 thousand at December 31, 2015 and $101 thousand at December 31, 2014. These amounts are included in other liabilities in the accompanying Consolidated Balance Sheets. Changes in the balance of the reserve are a component of other expenses in the accompanying Consolidated Statements of Operations. The reserve is available to absorb losses on the repurchase of loans sold related to document and other fraud, early payment default and early payoff. Through December 31, 2015, no reserve charges have occurred related to fraud.

        The Company enters into interest rate lock commitments, which are commitments to originate loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The residential mortgage division either locks in the loan and rate with an investor and commits to deliver the loan if settlement occurs under best efforts or commits to deliver the locked loan in a binding mandatory delivery program with an investor. Certain loans under rate lock commitments are covered under forward sales contracts of mortgage backed securities as a hedge of any interest rate risk. Forward sales contracts of mortgage backed securities are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Company determines the fair value of rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates while taking into consideration the probability that the rate lock commitments will close or will be funded. These transactions are further detailed in Note 9 to the Consolidated Financial Statements.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 21—Commitments and Contingent Liabilities

        The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Except for its loan commitments, as shown in Note 20 to the Consolidated Financial Statements, the following table shows details on these fixed and determinable obligations as of December 31, 2015 in the time period indicated.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity(1)	$4,419,189	$—	$—	$—	$4,419,189
Time deposits(1)	446,956	272,551	19,748	—	739,255
Borrowed funds(2)	72,356	—	—	70,000	142,356
Operating lease obligations	8,061	13,942	12,402	11,398	45,803
Outside data processing(3)	2,369	4,526	2,158	—	9,053
George Mason sponsorship(4)	650	1,300	1,300	10,500	13,750

Total	$4,949,581	$292,319	$35,608	$91,898	$5,369,406

(1)
Excludes accrued interest payable at December 31, 2015.

(2)
Borrowed funds include customer repurchase agreements, and other short-term and long-term borrowings.

(3)
The Bank has outstanding obligations under its current core data processing contract that expires in December 2019 and one other vendor arrangement that relates to data communications and data software that expires in December 2017.

(4)
The Bank has the option of terminating the George Mason agreement at the end of contract years 10 and 15 (that is, effective June 30, 2025 or June 30, 2030). Should the Bank elect to exercise its right to terminate the George Mason contract, contractual obligations would decrease $3.5 million and $3.6 million for the first option period (years 11-15) and the second option period (16-20), respectively.

        Effective July 1, 2015, the Bank entered into a multi-faceted support agreement with George Mason University ("George Mason"), the Commonwealth of Virginia's largest public research university. The agreement provides for significant educational support, and a strategic alliance including the Bank obtaining the naming rights to a multi-purpose sports and entertainment venue formerly known as the Patriot Center in Fairfax, VA for up to a 20 year term and now known as "EagleBank Arena". Under the agreement, the Bank pays George Mason an annual fee to be used for scholarships, internships, overall educational and athletic support and beautification efforts. The Bank has the option to terminate the agreement at the end of contract years 10 and 15 (that is, effective June 30, 2025 or June 30, 2030). The payment schedule under the agreement is as follows:

Contract Year	Annual Fee
1-5	$650,000
6-10	$675,000
11-15	$700,000
16-20	$725,000

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 21—Commitments and Contingent Liabilities (Continued)

        In the normal course of its business, the Company is involved in litigation arising from banking, financial, and other activities it conducts. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition, operating results or liquidity.

Note 22—Regulatory Matters

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Total capital, Tier 1 capital and CET1 (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and 2014, that the Company and Bank met all capital adequacy requirements to which they are subject.

        The actual capital amounts and ratios for the Company and Bank as of December 31, 2015 and 2014 are presented in the table below:

	Company		Bank
					Minimun Required For Capital Adequacy Purposes	To Be Well Capitalized Under Prompt Corrective Action Regulations*
	Actual		Actual
(dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2015
CET1 capital (to risk weighted assets)	$632,408	10.68%	$620,879	10.52%	4.50%	6.5%
Total capital (to risk weighted assets)	755,212	12.75%	673,442	11.41%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	632,408	10.68%	620,879	10.52%	6.00%	8.0%
Tier 1 capital (to average assets)	632,408	10.90%	620,879	10.74%	4.00%	5.0%
As of December 31, 2014
Total capital (to risk weighted assets)	$631,340	12.97%	$568,637	11.73%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	505,864	10.39%	522,637	10.78%	4.00%	6.0%
Tier 1 capital (to average assets)	505,864	10.69%	522,637	11.09%	3.00%	5.0%

*
Applies to Bank only

        Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At December 31, 2015, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 23—Other Comprehensive Income

        The following table presents the components of other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2015
Net unrealized loss on securities available-for-sale	$(423)	$(169)	$(254)
Net unrealized loss on derivatives	(1,417)	(567)	(850)
Less: Reclassification adjustment for net gains included in net income	(2,254)	(902)	(1,352)

Other comprehensive loss	$(4,094)	$(1,638)	$(2,456)

Year Ended December 31, 2014
Net unrealized gain on securities available-for-sale	$9,965	$3,986	$5,979
Less: Reclassification adjustment for net gains included in net income	(22)	(9)	(13)

Other comprehensive income	$9,943	$3,977	$5,966

Year Ended December 31, 2013
Net unrealized loss on securities available-for-sale	$(14,622)	$(5,849)	$(8,773)
Less: Reclassification adjustment for net gains included in net income	(19)	(8)	(11)

Other comprehensive loss	$(14,641)	$(5,857)	$(8,784)

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 23—Other Comprehensive Income (Continued)

        The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2015, 2014 and 2013.

(dollars in thousands)	Securities Available For Sale	Derivatives	Accumulated Other Comprehensive (Loss) Income
Year Ended December 31, 2015
Balance at beginning of period	$2,647	$—	$2,647
Other comprehensive income (loss) before reclassifications	(254)	(850)	(1,104)
Amounts reclassified from accumulated other comprehensive income	(1,352)	—	(1,352)

Net other comprehensive loss during the period	(1,606)	(850)	(2,456)

Balance at end of period	$1,041	$(850)	$191

Year Ended December 31, 2014
Balance at beginning of period	$(3,319)	$—	$(3,319)
Other comprehensive income before reclassifications	5,979	—	5,979
Amounts reclassified from accumulated other comprehensive income	(13)	—	(13)

Net other comprehensive income during the period	5,966	—	5,966

Balance at end of period	$2,647	$—	$2,647

Year Ended December 31, 2013
Balance at beginning of period	$5,465	$—	$5,465
Other comprehensive income before reclassifications	(8,773)	—	(8,773)
Amounts reclassified from accumulated other comprehensive income	(11)	—	(11)

Net other comprehensive loss during the period	(8,784)	—	(8,784)

Balance at end of period	$(3,319)	$—	$(3,319)

        The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013.

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Year Ended December 31,
Details about Accumulated Other Comprehensive Income Components (dollars in thousands)				Affected Line Item in the Statement Where Net Income is Presented
	2015	2014	2013
Realized gain on sale of investment securities	$2,254	$22	$19	Gain on sale of investment securities
	(902)	(9)	(8)	Tax Expense

Total reclassifications for the period	$1,352	$13	$11	Net of Tax

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 24—Fair Value Measurements

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 24—Fair Value Measurements (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

        The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2015
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$56,975	$—	$56,975
Residential mortgage backed securities	—	297,241	—	297,241
Municipal bonds	—	118,381	—	118,381
Corporate bonds	—	14,938	—	14,938
Other equity investments	115	—	219	334
Loans held for sale	—	47,492	—	47,492
Mortgage banking derivatives	—	—	24	24

Total assets measured at fair value on a recurring basis as of December 31, 2015	$115	$535,027	$243	$535,385

Liabilities:
Interest rate swap derivatives	—	1,417	—	1,417

Total liabilities measured at fair value on a recurring basis as of December 31, 2015	$—	$1,417	$—	$1,417

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2014
Assets:
Investment securities available for sale:
U. S. agency securities	$—	$29,894	$—	$29,894
Residential mortgage backed securities	—	240,320	—	240,320
Municipal bonds	—	111,712	—	111,712
Other equity investments	198	—	219	417
Loans held for sale	—	44,317	—	44,317
Mortgage banking derivatives	—	—	146	146

Total assets measured at fair value on a recurring basis as of December 31, 2014	$198	$426,243	$365	$426,806

Liabilities:
Interest rate swap derivatives	—	—	—	—

Total liabilities measured at fair value on a recurring basis as of December 31, 2014	$—	$—	$—	$—

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 24—Fair Value Measurements (Continued)

Investment Securities Available-for-Sale

        Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. agency debt securities, mortgage backed securities issued by government sponsored entities and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amount approximate the fair value.

        Loans held for sale:    Loans held for sale are carried at the fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the consolidated statements of operations. As such, the Company classifies loans subjected to fair value adjustments as Level 2 valuation.

        Interest rate swap derivatives:    These derivative instruments consist of forward starting interest rate swap agreements, which are accounted for as cash flow hedges. The Company's derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives is determined using discounted cash flow models. These models' key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings when the market value exceeds certain threshold limits. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 24—Fair Value Measurements (Continued)

        The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

(dollars in thousands)	Other Equity Investments	Derivative Assets/(Liabilities)	Total
Assets:
Beginning balance at January 1, 2015	$219	$146	$365
Realized gain (loss) included in earnings—net mortgage banking derivatives	—	(122)	(122)
Principal redemption	—	—	—

Ending balance at December 31, 2015	$219	$24	$243

Liabilities:
Beginning balance at January 1, 2015	$—	$250	$250
Realized (gain) loss included in earnings—net mortgage banking derivatives	—	(220)	(220)
Principal redemption	—	—	—

Ending balance at December 31, 2015	$—	$30	$30

(dollars in thousands)	Other Equity Investments	Derivative Assets/(Liabilities)	Total
Assets:
Beginning balance at January 1, 2014	$219	$—	$219
Realized gain (loss) included in earnings—net mortgage banking derivatives	—	146	146

Ending balance at December 31, 2014	$219	$146	$365

Liabilities:
Beginning balance at January 1, 2014	$—	$—	$—
Realized (gain) loss included in earnings—net mortgage banking derivatives	—	250	250

Ending balance at December 31, 2014	$—	$250	$250

        Securities classified as Level 3 include securities in less liquid markets, the carrying amount approximate the fair value. The securities consist of equity investments in the form of common stock of two local banking companies which are not publicly traded.

        The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a Level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 24—Fair Value Measurements (Continued)

valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

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

        Other real estate owned:    Other real estate owned is initially recorded at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2015
Impaired loans:
Commercial	$—	$271	$8,930	$9,201
Income producing—commercial real estate	—	—	5,085	5,085
Owner occupied—commercial real estate	—	282	1,071	1,353
Real estate mortgage—residential	—	—	329	329
Construction—commercial and residential	—	—	9,504	9,504
Home equity	—	—	123	123
Other consumer	—	—	19	19
Other real estate owned	—	5,394	458	5,852

Total assets measured at fair value on a nonrecurring basis as of December 31, 2015	$—	$5,947	$25,519	$31,466

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 24—Fair Value Measurements (Continued)

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2014
Impaired loans:
Commercial	$—	$781	$6,860	$7,641
Income producing—commercial real estate	—	703	9,040	9,743
Owner occupied—commercial real estate	—	—	1,312	1,312
Real estate mortgage—residential	—	—	346	346
Construction—commercial and residential	—	—	7,858	7,858
Home equity	—	5	963	968
Other consumer	—	—	13	13
Other real estate owned	—	9,184	4,040	13,224

Total assets measured at fair value on a nonrecurring basis as of December 31, 2014	$—	$10,673	$30,432	$41,105

Loans

        The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures the impairment in accordance with ASC Topic 310, "Receivables." The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, and liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2015, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 24—Fair Value Measurements (Continued)

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

        Loans held for sale:    The fair value of loans held for sale is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics for residential mortgage loans held for sale since such loans are typically committed to be sold (servicing released) at a profit.

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

        Mortgage banking derivatives:    The Company enters into interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on market data. These commitments are classified as Level 3 in the fair value disclosures, as the valuations are based on market unobservable inputs. The Company hedges the risk of the overall change in the fair value of loan commitments to borrowers by selling forward contracts on securities of GSEs. These forward settling contracts are classified as Level 3, as valuations are based on market unobservable inputs. See Note 9 to the Consolidated Financial Statements for additional detail.

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 24—Fair Value Measurements (Continued)

        Interest rate swap derivatives:    These derivative instruments consist of forward starting interest rate swap agreements, which are accounted for as cash flow hedges. The Company's derivative position is classified within Level 2 of the fair value hierarchy and is valued using models generally accepted in the financial services industry and that use actively quoted or observable market input values from external market data providers and/or non-binding broker-dealer quotations. The fair value of the derivatives is determined using discounted cash flow models. These models' key assumptions include the contractual terms of the respective contract along with significant observable inputs, including interest rates, yield curves, nonperformance risk and volatility. Derivative contracts are executed with a Credit Support Annex, which is a bilateral ratings-sensitive agreement that requires collateral postings when the market value exceeds certain threshold limits. These agreements protect the interests of the Company and its counterparties should either party suffer a credit rating deterioration.

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 24—Fair Value Measurements (Continued)

        The estimated fair values of the Company's financial instruments at December 31, 2015 and 2014 are as follows:

			Fair Value Measurements
(dollars in thousands)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets
Cash and due from banks	$11,009	$11,009	$—	$11,009	$—
Federal funds sold	3,791	3,791	—	3,791	—
Interest bearing deposits with other banks	283,563	283,563	—	283,563	—
Investment securities	487,869	487,869	115	487,535	219
Federal Reserve and Federal Home Loan Bank stock	16,903	16,903	—	16,903	—
Loans held for sale	47,492	47,492	—	47,492	—
Loans	4,998,368	5,000,717	—	553	5,000,164
Bank owned life insurance	58,682	58,682	—	58,682	—
Annuity investment	12,136	12,136	—	12,136	—
Mortgage banking derivatives	24	24	—	—	24
Interest rate swap derivatives	—	—	—	—	—
Liabilities
Noninterest bearing deposits	1,405,067	1,405,067	—	1,405,067	—
Interest bearing deposits	3,014,122	3,014,122	—	3,014,122	—
Certificates of deposit	739,255	736,973	—	736,973	—
Customer repurchase agreements	72,356	72,356	—	72,356	—
Borrowings	70,000	69,992	—	69,992	—
Mortgage banking derivatives	30	30	—	—	30
Interest rate swap derivatives	1,417	1,417	—	1,417	—
December 31, 2014
Assets
Cash and due from banks	$9,097	$9,097	$—	$9,097	$—
Federal funds sold	3,516	3,516	—	3,516	—
Interest bearing deposits with other banks	243,412	243,412	—	243,412	—
Investment securities	382,343	382,343	198	381,926	219
Federal Reserve and Federal Home Loan Bank stock	22,560	22,560	—	22,560	—
Loans held for sale	44,317	44,669	—	44,669	—
Loans	4,312,399	4,314,618	—	1,489	4,313,129
Bank owned life insurance	56,594	56,594	—	56,594	—
Annuity investment	11,277	11,277	—	11,277	—
Mortgage banking derivatives	146	146	—	—	146
Liabilities
Noninterest bearing deposits	1,175,799	1,175,799	—	1,175,799	—
Interest bearing deposits	2,446,228	2,446,228	—	2,446,228	—
Certificates of deposit	688,741	688,067	—	688,067	—
Customer repurchase agreements	61,120	61,120	—	61,120	—
Borrowings	219,300	220,838	—	220,838	—
Mortgage banking derivatives	250	250	—	—	250

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 25—Quarterly Results of Operations (unaudited)

        The following table reports quarterly results of operations (unaudited) for 2015, 2014 and 2013:

	2015
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$67,311	$63,981	$62,423	$59,465
Total interest expense	4,735	4,896	4,873	4,734

Net interest income	62,576	59,085	57,550	54,731
Provision for credit losses	4,595	3,262	3,471	3,310

Net interest income after provision for credit losses	57,981	55,823	54,079	51,421
Noninterest income	6,492	6,099	6,233	7,804
Noninterest expense	28,640	27,405	26,598	28,073

Income before income tax expense	35,833	34,517	33,714	31,152
Income tax expense	13,485	13,054	12,776	11,734

Net income	22,348	21,463	20,938	19,418
Preferred stock dividends and discount accretion	62	180	179	180

Net income available to common shareholders	$22,286	$21,283	$20,759	$19,238

Earnings per common share
Basic(1)	$0.67	$0.64	$0.62	$0.62
Diluted(1)	$0.65	$0.63	$0.61	$0.61

	2014
(dollars in thousands except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total interest income	$56,091	$47,886	$44,759	$42,837
Total interest expense	4,275	3,251	2,739	2,830

Net interest income	51,816	44,635	42,020	40,007
Provision for credit losses	3,700	2,111	3,134	1,934

Net interest income after provision for credit losses	48,116	42,524	38,886	38,073
Noninterest income	5,310	4,761	3,811	4,463
Noninterest expense	29,352	25,143	22,135	23,098

Income before income tax expense	24,074	22,142	20,562	19,438
Income tax expense	9,347	8,054	7,618	6,939

Net income	14,727	14,088	12,944	12,499
Preferred stock dividends and discount accretion	180	151	142	141

Net income available to common shareholders	$14,547	$13,937	$12,802	$12,358

Earnings per common share
Basic(1)	$0.51	$0.54	$0.49	$0.48
Diluted(1)	$0.49	$0.52	$0.48	$0.47

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 25—Quarterly Results of Operations (unaudited) (Continued)

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

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 26—Parent Company Financial Information

        Condensed financial information for Eagle Bancorp, Inc. (Parent Company only) is as follows:

Condensed Balance Sheets

(dollars in thousands)	December 31, 2015	December 31, 2014
Assets
Cash	$65,692	$42,810
Cash equivalents	—	8,739
Investment securities available-for-sale, at fair value	216	300
Investment in subsidiaries	740,804	647,633
Other assets	3,516	2,731

Total Assets	$810,228	$702,213

Liabilities
Other liabilities	$1,627	$2,154
Long-term borrowings	70,000	79,300

Total liabilities	$71,627	$81,454

Shareholders' Equity
Preferred stock, Series B	$—	$56,600
Preferred stock, Series C	—	15,300
Common stock	331	296
Warrant	946	946
Additional paid in capital	503,529	394,933
Retained earnings	233,604	150,037
Accumulated other comprehensive income	191	2,647

Total Shareholders' Equity	738,601	620,759

Total Liabilities and Shareholders' Equity	$810,228	$702,213

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 26—Parent Company Financial Information (Continued)

Condensed Statements of Operations

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Income
Other interest and dividends	$369	$171	$117

Total Income	369	171	117

Expenses
Interest expense	4,490	2,497	897
Legal and professional	101	108	142
Directors' compensation	224	257	187
Other	1,152	1,086	946

Total Expenses	5,967	3,948	2,172

Loss Before Income Tax (Benefit) and Equity in Undistributed Income of Subsidiaries	(5,598)	(3,777)	(2,055)
Income Tax Benefit	(2,208)	(1,490)	(810)

Loss Before Equity in Undistributed Income of Subsidiaries	(3,390)	(2,287)	(1,245)
Equity in Undistributed Income of Subsidiaries	87,557	56,545	48,252

Net Income	84,167	54,258	47,007
Preferred Stock Dividends	601	614	566

Net Income Available to Common Shareholders	$83,566	$53,644	$46,441

Eagle Bancorp, Inc.

Notes to Consolidated Financial Statements
for the Years Ended December 31, 2015, 2014 and 2013: (Continued)

Note 26—Parent Company Financial Information (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Cash Flows From Operating Activities
Net Income	$84,167	$54,258	$47,007
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed income of subsidiary	(87,557)	(56,545)	(48,252)
Excess tax benefit on stock-based compensation	(2,984)	(978)	(410)
Proceeds from sale of available for sale securities	84	—	—
(Increase) decrease in other assets	(785)	(1,731)	353
(Decrease) increase in other liabilities	(121)	1,803	67

Net cash (used in) operating activities	(7,196)	(3,193)	(1,235)

Cash Flows From Investing Activities
Investment in subsidiary (net)	(419)	(203,782)	(810)

Net cash used in investing activities	(419)	(203,782)	(810)

Cash Flows From Financing Activities
Issuance of common stock	94,633	144,093	—
Issuance of Series C Preferred Stock	—	15,300	—
Increase in long-term borrowings	—	70,000	—
Redemption of Series B Preferred Stock	(56,600)	—	—
Redemption of Series C Preferred Stock	(15,300)	—	—
Decrease in long-term borrowings	(9,300)	—	—
Proceeds from exercise of stock options	5,176	2,313	1,984
Preferred stock dividends	(600)	(614)	(566)
Excess tax benefit on stock-based compensation	2,984	978	410
Payment in lieu of fractional shares	(4)	—	(11)
Proceeds from employee stock purchase plan	769	621	543

Net cash provided by financing activities	21,758	232,691	2,360

Net Increase in Cash	14,143	25,716	315
Cash and Cash Equivalents at Beginning of Year	51,549	25,833	25,518

Cash and Cash Equivalents at End of Year	$65,692	$51,549	$25,833

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

        Management assessed the Company's system of internal control over financial reporting as of December 31, 2015. This assessment was conducted based on the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015. Management's assessment concluded that there were no material weaknesses within the Company's internal control structure.

        There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        The 2015 financial statements have been audited by the independent registered public accounting firm of Stegman & Company ("Stegman"). Personnel from Stegman were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to the independent auditors were valid and appropriate. The resulting report from Stegman accompanies the financial statements. Stegman has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

/s/ Ronald D. Paul Chairman, President and Chief Executive Officer of the Company	/s/ James H. Langmead Executive Vice President and Chief Financial Officer of the Company

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 12, 2016 (the "Proxy Statement"). The Company has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer. A copy of the code of ethics will be provided to any person, without charge, upon written request directed to Jane Cornett, Corporate Secretary, Eagle Bancorp, Inc., 7830 Old Georgetown Road, Third Floor, Bethesda, Maryland 20814. There have been no material changes in the procedures previously disclosed by which shareholders may recommend nominees to the Company's Board of Directors.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the material appearing under the captions "Election of Directors—Director's Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Securities Authorized for Issuance Under Equity Compensation Plans.    The following table sets forth information regarding outstanding options and other rights to purchase or acquire common stock granted under the Company's compensation plans as of December 31, 2015:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	298,740	$9.97	775,151	(2)
Equity compensation plans not approved by security holders	0	0	0

Total	298,740	$9.97	775,151

(1)
Consists of the Company's 2011 Employee Stock Purchase Plan, 2006 Stock Plan, 1998 Stock Option Plan, Fidelity Long-Term Incentive Plans, VHB 2010 Long-Term Incentive Plan and the VHB 2006 Stock Option Plan. For additional information, see Note 15 to the Consolidated Financial Statements.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The following financial statements are included in this report

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets at December 31, 2015 and 2014

    Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013

    Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

    Notes to the Consolidated Financial Statements

        All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes. Renumber exhibits and notes as necessary

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of the Company, as amended(1)
3.2	Bylaws of the Company(3)
4.1	Warrant to Purchase Common Stock(5)
4.2	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee(8)
4.3	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee(9)
4.4	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.3)
10.1	1998 Stock Option Plan(10)
10.2	2006 Stock Plan(11)
10.3	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead(12)
10.4	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez(13)
10.5	Amended and Restated Employment Agreement dated as of January 1, 2014, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul(14)
10.6	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel(15)
10.7	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams(16)
10.8	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead(17)

Exhibit No.	Description of Exhibit
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez(18)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul(19)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel(20)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams(21)
10.13	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Laurence E. Bensignor(22)
10.14	Vice Chairman Agreement dated as of June 1, 2014 between Eagle Bancorp, Inc., EagleBank and Robert Pincus(25)
10.15	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Laurence E. Bensignor(26)
10.16	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Robert Pincus(29)
10.17	Form of Supplemental Executive Retirement Plan Agreement(30)
10.18	Director Fee Agreement between Eagle Bancorp, Inc., Eagle Bank and David P. Summers(31)
10.19	2015 Senior Executive Incentive Plan(32)
10.20	Employment Agreement dated as of November 1, 2014 between EagleBank and Charles C. Brockett(33)
10.21	Non-Compete Agreement dated as of November 1, 2014, between EagleBank and Charles C. Brockett(34)
10.22	Amended and Restated Employment Agreement dated as of December 15, 2014 between EagleBank and Lindsey S. Rheaume(35)
10.23	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume(36)
10.24	Virginia Heritage Bank 2006 Stock Option Plan(37)
10.25	Virginia Heritage Bank 2010 Long-Term Incentive Plan(38)
11	Statement Regarding Computation of Per Share Income
See Note 15 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

Exhibit No.	Description of Exhibit
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
(i) Consolidated Balance Sheets at December 31, 2015 and 2014
(ii) Consolidated Statement of Operations for the years ended December 31, 2015, 2014 and 2013
(iii) Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
(iv) Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013
(v) Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013
(vi) Notes to the Consolidated Financial Statements

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

(29)
Incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed on December 15, 2014.

(30)
Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2013.

(32)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2015.

(33)
Incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the Quarter ended March 31, 2015.

(34)
Incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the Quarter ended March 31, 2015.

(35)
Incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the Quarter ended March 31, 2015.

(36)
Incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the Quarter ended March 31, 2015.

(37)
Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-199875)

(38)
Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-199875)

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAGLE BANCORP, INC.
February 29, 2016	by:	/s/ RONALD D. PAUL Ronald D. Paul, Chairman, President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ LESLIE M. ALPERSTEIN, PH.D. Leslie M. Alperstein, Ph.D.	Director	February 29, 2016
/s/ DUDLEY C. DWORKEN Dudley C. Dworken	Director	February 29, 2016
/s/ HARVEY M. GOODMAN Harvey M. Goodman	Director	February 29, 2016
/s/ RONALD D. PAUL Ronald D. Paul	Chairman, President and Principal Executive Officer of the Company	February 29, 2016
/s/ ROBERT P. PINCUS Robert P. Pincus	Vice Chairman	February 29, 2016
/s/ NORMAN R. POZEZ Norman R. Pozez	Director	February 29, 2016
/s/ DONALD R. ROGERS Donald R. Rogers	Director	February 29, 2016
/s/ LELAND M. WEINSTEIN Leland M. Weinstein	Director	February 29, 2016
/s/ JAMES H. LANGMEAD James H. Langmead	Executive Vice President and Chief Financial Officer of the Company Principal Financial and Accounting Officer	February 29, 2016