Form 10-Q
period 2016-03-31
EAGLE BANCORP INC
filed 2016-05-10
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of April 30, 2016, the registrant had 33,591,710 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

	March 31, 2016	December 31, 2015	March 31, 2015
Assets
Cash and due from banks	$11,856	$10,270	$9,615
Federal funds sold	14,905	3,791	2,700
Interest bearing deposits with banks and other short-term investments	175,136	284,302	403,346
Investment securities available-for-sale, at fair value	487,609	487,869	333,531
Federal Reserve and Federal Home Loan Bank stock	17,696	16,903	16,793
Loans held for sale	45,679	47,492	62,758
Loans	5,155,871	4,998,368	4,444,893
Less allowance for credit losses	(54,608)	(52,687)	(47,779)
Loans, net	5,101,263	4,945,681	4,397,114
Premises and equipment, net	17,939	18,254	18,185
Deferred income taxes	41,136	40,311	32,089
Bank owned life insurance	58,974	58,682	56,983
Intangible assets, net	108,268	108,542	109,617
Other real estate owned	3,846	5,852	12,338
Other assets	46,915	47,628	44,106
Total Assets	$6,131,222	$6,075,577	$5,499,175

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,474,102	$1,405,067	$1,196,165
Interest bearing transaction	219,646	178,797	178,291
Savings and money market	2,704,249	2,835,325	2,405,435
Time, $100,000 or more	409,698	406,570	412,691
Other time	381,951	332,685	391,783
Total deposits	5,189,646	5,158,444	4,584,365
Customer repurchase agreements	66,963	72,356	58,589
Long-term borrowings	68,958	68,928	78,135
Other liabilities	43,159	37,248	36,556
Total Liabilities	5,368,726	5,336,976	4,757,645

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding 0 at March 31, 2016 and December 31, 2015, and 56,600 at March 31, 2015; Series C, $1,000 per share liquidation preference, shares issued and outstanding 0 at March 31, 2016, and December 31, 2015, and 15,300 at March 31, 2015	-	-	71,900
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 33,581,599, 33,467,893 and 33,303,467 respectively	333	331	329
Warrant	946	946	946
Additional paid in capital	505,338	503,529	495,784
Retained earnings	256,926	233,604	169,291
Accumulated other comprehensive income	(1,047)	191	3,280
Total Shareholders' Equity	762,496	738,601	741,530
Total Liabilities and Shareholders' Equity	$6,131,222	$6,075,577	$5,499,175

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest Income
Interest and fees on loans	$64,922	$57,179
Interest and dividends on investment securities	2,588	2,139
Interest on balances with other banks and short-term investments	284	138
Interest on federal funds sold	13	9
Total interest income	67,807	59,465
Interest Expense
Interest on deposits	4,143	3,242
Interest on customer repurchase agreements	37	27
Interest on short-term borrowings	-	54
Interest on long-term borrowings	1,037	1,411
Total interest expense	5,217	4,734
Net Interest Income	62,590	54,731
Provision for Credit Losses	3,043	3,310
Net Interest Income After Provision For Credit Losses	59,547	51,421

Noninterest Income
Service charges on deposits	1,448	1,333
Gain on sale of loans	1,463	3,587
Gain on sale of investment securities	624	2,164
Loss on early extinguishment of debt	-	(1,130)
Increase in the cash surrender value of bank owned life insurance	390	390
Other income	2,365	1,460
Total noninterest income	6,290	7,804
Noninterest Expense
Salaries and employee benefits	16,119	15,706
Premises and equipment expenses	3,826	4,010
Marketing and advertising	774	685
Data processing	2,014	1,784
Legal, accounting and professional fees	1,063	982
FDIC insurance	809	771
Merger expenses	-	111
Other expenses	3,497	4,024
Total noninterest expense	28,102	28,073
Income Before Income Tax Expense	37,735	31,152
Income Tax Expense	14,413	11,734
Net Income	23,322	19,418
Preferred Stock Dividends	-	180
Net Income Available to Common Shareholders	$23,322	$19,238

Earnings Per Common Share
Basic	$0.70	$0.62
Diluted	$0.68	$0.61

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2016	2015

Net Income	$23,322	$19,418

Other comprehensive (loss) income, net of tax:
Unrealized gain on securities available for sale	3,578	1,931
Unrealized loss on derivatives	(4,442)	-
Reclassification adjustment for net gains included in net income	(374)	(1,298)
Net change other comprehensive (loss) income	(1,238)	633
Comprehensive Income	$22,084	$20,051

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

	Preferred		Common			Additional Paid	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Warrant	in Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2016	-	$-	33,467,893	$331	$946	$503,529	$233,604	$191	$738,601
Net Income	-	-	-	-	-	-	23,322	-	23,322
Net change in other comprehensive income, net of tax	-	-	-	-	-	-	-	(1,238)	(1,238)
Stock-based compensation	-	-	-	-	-	1,430	-	-	1,430
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	-	-	15,915	-	-	159	-	-	159
Tax benefits realized from stock compensation	-	-	-	-	-	65	-	-	65
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	-	-	(10,434)	2	-	(2)	-	-	-
Restricted stock awards granted	-	-	104,775	-	-	-	-	-	-
Issuance of common stock related to employee stock purchase plan	-	-	3,450	-	-	157	-	-	157
Balance March 31, 2016	-	$-	33,581,599	$333	$946	$505,338	$256,926	$(1,047)	$762,496

Balance January 1, 2015	71,900	$71,900	30,139,396	$296	$946	$394,933	$150,037	$2,647	$620,759
Net Income	-	-	-	-	-	-	19,418	-	19,418
Net change in other comprehensive income, net of tax	-	-	-	-	-	-	-	633	633
Stock-based compensation	-	-	-	-	-	1,148	-	-	1,148
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	-	-	279,373	3	-	3,435	-	-	3,438
Tax benefits realized from stock compensation	-	-	-	-	-	1,450	-	-	1,450
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	-	-	(15,039)	2	-	(2)	-	-	-
Restricted stock awards granted	-	-	78,070	-	-	-	-	-	-
Shares issued in public offering, net of issuance costs of $5,302	-	-	2,816,900	28	-	94,670	-	-	94,698
Issuance of common stock related to employee stock purchase plan	-	-	4,767	-	-	154	-	-	154
Cash paid in lieu of fractional shares upon merger with Virginia Heritage	-	-	-	-	-	(4)	-	-	(4)
Preferred stock dividends	-	-	-	-	-	-	(164)	-	(164)
Balance March 31, 2015	71,900	$71,900	33,303,467	$329	$946	$495,784	$169,291	$3,280	$741,530

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net Income	$23,322	$19,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,043	3,310
Depreciation and amortization	1,596	2,915
Gains on sale of loans	(1,463)	(3,587)
Securities premium amortization (discount accretion), net	1,142	683
Origination of loans held for sale	(125,644)	(279,612)
Proceeds from sale of loans held for sale	128,920	264,758
Net increase in cash surrender value of BOLI	(390)	(390)
(Increase) decrease in deferred income taxes	(825)	422
Decrease in value of other real estate owned	6	750
Net (gain) loss on sale of other real estate owned	(573)	17
Net gain on sale of investment securities	(624)	(2,164)
Loss on early extinguishment of debt	-	1,130
Stock-based compensation expense	1,430	1,148
Tax benefits realized from stock compensation	(65)	(1,450)
Decrease (increase) in other assets	713	(296)
Increase in other liabilities	5,911	623
Net cash provided by operating activities	36,499	7,675
Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks and short-term investments	698	295
Purchases of available for sale investment securities	(41,378)	(26,885)
Proceeds from maturities of available for sale securities	24,182	12,110
Proceeds from sale/call of available for sale securities	15,700	65,701
Purchases of Federal Reserve and Federal Home Loan Bank stock	(793)	(2,322)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	-	8,100
Net increase in loans	(159,159)	(134,100)
Proceeds from sale of other real estate owned	2,572	153
Purchases of BOLI	-	(389)
Purchases of annuities	-	(992)
Bank premises and equipment acquired	(977)	(348)
Net cash used in investing activities	(159,155)	(78,677)
Cash Flows From Financing Activities:
Increase in deposits	31,202	273,597
Decrease in customer repurchase agreements	(5,393)	(2,531)
Issuance of common stock	-	94,698
Decrease in short-term borrowings	-	(100,000)
Decrease in long-term borrowings	-	(40,000)
Payment of dividends on preferred stock	-	(164)
Proceeds from exercise of stock options	159	3,439
Tax benefits realized from stock compensation	65	1,450
Payment in lieu of fractional shares	-	(4)
Proceeds from employee stock purchase plan	157	153
Net cash provided by financing activities	26,190	230,638
Net (Decrease) Increase In Cash and Cash Equivalents	(96,466)	159,636
Cash and Cash Equivalents at Beginning of Period	298,363	256,025
Cash and Cash Equivalents at End of Period	$201,897	$415,661
Supplemental Cash Flows Information:
Interest paid	$6,105	$6,045
Income taxes paid	$7,100	$8,350
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$-	$-
Transfers from other real estate owned to loans	$-	$-

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

The Consolidated Financial Statements of the Company included herein are unaudited. The Consolidated Financial Statements reflect all adjustments, consisting of normal recurring accruals that in the opinion of management, are necessary to present fairly the results for the periods presented. The amounts as of and for the year ended December 31, 2015 were derived from audited Consolidated Financial Statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no significant changes to the Company’s Accounting Policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications have been made to amounts previously reported to conform to the current period presentation.

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Montgomery County, Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. As of March 31, 2016, the Bank offers its products and services through twenty-one banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects; these transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of March 31, 2016, December 31, 2015 and March 31, 2015. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an Excess Servicing Asset, which is computed on a loan by loan basis with the unamortized amount being included in intangible assets in the Consolidated Balance Sheets. This excess servicing asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other income in the Consolidated Statement of Operations.

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

Management considers loans impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Loans are evaluated for impairment in accordance with the Company’s portfolio monitoring and ongoing risk assessment procedures.  Management considers the financial condition of the borrower, cash flow of the borrower, payment status of the loan, and the value of the collateral, if any, securing the loan. Generally, impaired loans do not include large groups of smaller balance homogeneous loans such as residential real estate and consumer type loans which are evaluated collectively for impairment and are generally placed on nonaccrual when the loan becomes 90 days past due as to principal or interest. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (90 days or less) provided eventual collection of all amounts due is expected.  The impairment of a loan is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if repayment is expected to be provided solely by the collateral.  In appropriate circumstances, interest income on impaired loans may be recognized on a cash basis.

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Certain additional interest is included as a component of noninterest income.  ECV had four higher risk loan transactions outstanding as of March 31, 2016, as compared to four higher risk loan transactions outstanding as of December 31, 2015, amounting to $9.4 million and $9.2 million, respectively.

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

Income Taxes

The Company employs the liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under the liability method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are made for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at March 31, 2016, December 31, 2015, or March 31, 2015.

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

Stock-Based Compensation

In accordance with ASC Topic 718, “Compensation,” the Company records as compensation expense an amount equal to the amortization (over the remaining service period) of the fair value of option and restricted stock awards computed at the date of grant. Compensation expense on variable stock option grants (i.e. performance based grant) is recorded based on the probability of achievement of the goals underlying the performance grant. Refer to Note 10 for a description of stock-based compensation awards, activity and expense.

New Authoritative Accounting Guidance

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. As amended, the new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the provisions of ASU 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company adopted ASU 2015-03 as of the end of its fiscal year 2015, and applied its provisions retrospectively. The adoption of ASU 2015-03 resulted in the reclassification of approximately $1.0 million of unamortized debt issuance costs related to the Company's Subordinated Notes (see Note 8) from other assets to long-term debt within its Consolidated Balance Sheets as of March 31, 2016, December 31, 2015, and March 31, 2015. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company's Consolidated Financial Statements.

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 was effective for the Company on January 1, 2016 and is not expected to have a significant impact on its financial statements.

ASU 2016-01, "Financial Instruments—(Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company's Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

ASU 2016-02, "Leases (Topic 842)." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company is currently evaluating the provisions of ASU 2016-02 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting (Topic 718).” ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

Note 2. Cash and Due from Banks

Regulation D of the Federal Reserve Act requires that banks maintain noninterest reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. During 2016, the Bank maintained balances at the Federal Reserve sufficient to meet reserve requirements, as well as significant excess reserves. Late in 2008, the Federal Reserve in connection with the Emergency Economic Stabilization Act of 2008 began paying a nominal amount of interest on balances held, which interest on excess reserves was increased under provisions of the Dodd Frank Wall Street Reform and Consumer Protection Act passed in July 2010.

Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with nine domestic correspondent banks as compensation for services they provide to the Bank.

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

March 31, 2016 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. agency securities	$54,948	$774	$100	$55,622
Residential mortgage backed securities	305,351	2,073	612	306,812
Municipal bonds	104,840	5,069	-	109,909
Corporate bonds	15,085	-	147	14,938
Other equity investments	310	18	-	328
	$480,534	$7,934	$859	$487,609

December 31, 2015 (dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U. S. agency securities	$56,775	$477	$277	$56,975
Residential mortgage backed securities	299,709	692	3,160	297,241
Municipal bonds	114,253	4,131	3	118,381
Corporate bonds	15,090	-	152	14,938
Other equity investments	307	27	-	334
	$486,134	$5,327	$3,592	$487,869

In addition, at March 31, 2016, the Company held $17.7 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

	Less than 12 Months		12 Months or Greater		Total
March 31, 2016 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. agency securities	$7,218	$100	$-	$-	$7,218	$100
Residential mortgage backed securities	55,594	100	53,087	512	108,681	612
Municipal bonds	-	-	-	-	-	-
Corporate bonds	14,937	147	-	-	14,937	147
	$77,749	$347	$53,087	$512	$130,836	$859

	Less than 12 Months		12 Months or Greater		Total
December 31, 2015 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U. S. agency securities	$32,927	$277	$-	$-	$32,927	$277
Residential mortgage backed securities	157,871	1,438	58,954	1,722	216,825	3,160
Municipal bonds	1,559	3	-	-	1,559	3
Corporate bonds	14,938	152	-	-	14,938	152
	$207,295	$1,870	$58,954	$1,722	$266,249	$3,592

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.5 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of March 31, 2016 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity.

The amortized cost and estimated fair value of investments available-for-sale by contractual maturity are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U. S. agency securities maturing:
One year or less	$36,534	$36,613	$31,436	$31,361
After one year through five years	13,907	14,274	18,826	19,047
Five years through ten years	4,507	4,735	6,513	6,567
Residential mortgage backed securities	305,351	306,812	299,709	297,241
Municipal bonds maturing:
One year or less	4,423	4,438	4,450	4,478
After one year through five years	41,357	43,872	41,213	43,720
Five years through ten years	56,870	59,114	66,001	67,398
After ten years	2,190	2,485	2,589	2,785
Corporate bonds
After one year through five years	15,085	14,938	15,090	14,938
Other equity investments	310	328	307	334
	$480,534	$487,609	$486,134	$487,869

For the three months ended March 31, 2016, gross realized gains on sales of investments securities were $624 thousand and there were no gross realized losses on sales of investment securities. For the three months ended March 31, 2015, gross realized gains on sales of investment securities were $2.5 million and gross realized losses on sales of investment securities were $294 thousand.

Proceeds from sales and calls of investment securities for the three months ended March 31, 2016 were $15.7 million, and in 2015 were $65.7 million.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at March 31, 2016 was $425 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

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

At March 31, 2016 the Bank had mortgage banking derivative financial instruments with a notional value of $99.6 million related to its forward contracts. The net fair value of these derivative instruments at March 31, 2016 was $377 thousand, which is included in other assets and $306 thousand included in other liabilities. At March 31, 2015 the Bank had mortgage banking derivative financial instruments with a notional value of $62.4 million related to its forward contracts. The net fair value of these derivative instruments at March 31, 2015 was $219 thousand included in other assets and $140 thousand included in other liabilities.

Included in other noninterest income for the three months ended March 31, 2016 was a net gain of $209 thousand, relating to mortgage banking derivative instruments. The amount included in other noninterest income for the three months ended March 31, 2016 pertaining to its mortgage banking hedging activities was a loss of $168 thousand. Included for the three months ended March 31, 2015 there was a net gain of $30 thousand, relating to mortgage banking derivative instruments. The amount included in other noninterest income for the three months ended March 31, 2015 pertaining to its mortgage banking hedging activities was a net realized gain of $171 thousand.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at March 31, 2016, December 31, 2015, and March 31, 2015 are summarized by type as follows:

	March 31, 2016		December 31, 2015		March 31, 2015
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,060,047	21%	$1,052,257	21%	$933,715	21%
Income producing - commercial real estate	2,138,091	40%	2,115,478	42%	1,739,483	40%
Owner occupied - commercial real estate	569,915	11%	498,103	10%	493,003	11%
Real estate mortgage - residential	149,159	3%	147,365	3%	147,871	3%
Construction - commercial and residential	1,034,689	20%	985,607	20%	862,013	19%
Construction - C&I (owner occupied)	87,324	2%	79,769	2%	49,558	1%
Home equity	110,985	3%	112,885	2%	120,543	3%
Other consumer	5,661	-	6,904	-	98,707	2%
Total loans	5,155,871	100%	4,998,368	100%	4,444,893	100%
Less: Allowance for Credit Losses	(54,608)		(52,687)		(47,779)
Net loans	$5,101,263		$4,945,681		$4,397,114

Unamortized net deferred fees amounted to $18.9 million, $18.4 million, and $15.8 million at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

As of March 31, 2016 and December 31, 2015, the Bank serviced $77.7 million and $78.8 million, respectively, of SBA loans which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At March 31, 2016, owner occupied commercial real estate and owner occupied commercial real estate construction represent 13% of the loan portfolio. At March 31, 2016, non-owner occupied commercial real estate and real estate construction represented approximately 60% of the loan portfolio. The combined owner occupied and commercial real estate loans represent 73% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at March 31, 2016 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2.7% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 3% of the loan portfolio at March 31, 2016 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 3% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 25 months. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio until they are resold to another investor at a later date.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $1.12 billion at March 31, 2016. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 45.4% of the outstanding ADC loan portfolio at March 31, 2016. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (i) the feasibility of the project; (ii) the experience of the sponsor; (iii) the creditworthiness of the borrower and guarantors; (iv) borrower equity contribution; and (v) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (i) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (ii) a construction loan administration department independent of the lending function; (iii) third party independent construction loan inspection reports; (iv) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (v) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

On July 24, 2015, the Company completed the sale of the indirect consumer loan portfolio acquired in the Merger, amounting to approximately $80.3 million as of the time of sale. A fair value adjustment on the sale of $879 thousand was recorded as an adjustment to the intangibles established in the Merger.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
Three months ended March 31, 2016
Allowance for credit losses:
Balance at beginning of period	$11,563	$14,122	$3,279	$1,268	$21,088	$1,292	$75	$52,687
Loans charged-off	(805)	(590)	-	-	-	(4)	(7)	(1,406)
Recoveries of loans previously charged-off	72	4	1	2	196	1	8	284
Net loans (charged-off) recoveries	(733)	(586)	1	2	196	(3)	1	(1,122)
Provision for credit losses	2,792	2,258	651	(219)	(2,818)	194	185	3,043
Ending balance	$13,622	$15,794	$3,931	$1,051	$18,466	$1,483	$261	$54,608
As of March 31, 2016
Allowance for credit losses:
Individually evaluated for impairment	$2,922	$868	$360	$-	$310	$88	$-	$4,548
Collectively evaluated for impairment	10,700	14,926	3,571	1,051	18,156	1,395	261	50,060
Ending balance	$13,622	$15,794	$3,931	$1,051	$18,466	$1,483	$261	$54,608

Three months ended March 31, 2015
Allowance for credit losses:
Balance at beginning of period	$13,222	$11,442	$2,954	$1,259	$15,625	$1,469	$104	$46,075
Loans charged-off	(998)	(318)	-	-	-	(419)	(71)	(1,806)
Recoveries of loans previously charged-off	51	-	1	2	95	2	49	200
Net loans (charged-off) recoveries	(947)	(318)	1	2	95	(417)	(22)	(1,606)
Provision for credit losses	1,502	528	172	(206)	663	457	194	3,310
Ending balance	$13,777	$11,652	$3,127	$1,055	$16,383	$1,509	$276	$47,779
As of March 31, 2015
Allowance for credit losses:
Individually evaluated for impairment	$5,771	$568	$400	$-	$550	$289	$5	$7,583
Collectively evaluated for impairment	8,006	11,084	2,727	1,055	15,833	1,220	271	40,196
Ending balance	$13,777	$11,652	$3,127	$1,055	$16,383	$1,509	$276	$47,779

The Company’s recorded investments in loans as of March 31, 2016, December 31, 2015 and March 31, 2015 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

March 31, 2016
Recorded investment in loans:
Individually evaluated for impairment	$13,161	$19,905	$1,724	$257	$5,422	$122	$-	$40,591
Collectively evaluated for impairment	1,046,886	2,118,186	568,191	148,902	1,116,591	110,863	5,661	5,115,280
Ending balance	$1,060,047	$2,138,091	$569,915	$149,159	$1,122,013	$110,985	$5,661	$5,155,871

December 31, 2015
Recorded investment in loans:
Individually evaluated for impairment	$13,008	$6,118	$1,753	$-	$10,454	$161	$22	$31,516
Collectively evaluated for impairment	1,039,249	2,109,360	496,350	147,365	1,054,922	112,724	6,882	4,966,852
Ending balance	$1,052,257	$2,115,478	$498,103	$147,365	$1,065,376	$112,885	$6,904	$4,998,368

March 31, 2015
Recorded investment in loans:
Individually evaluated for impairment	$16,981	$4,601	$6,840	$-	$14,000	$889	$10	$43,321
Collectively evaluated for impairment	916,734	1,734,882	486,163	147,871	897,571	119,654	98,697	4,401,572
Ending balance	$933,715	$1,739,483	$493,003	$147,871	$911,571	$120,543	$98,707	$4,444,893

At March 31, 2016, nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) and Virginia Heritage have a carrying value of $504 thousand and $1.2 million, and an unpaid principal balance of $561 thousand and $2.3 million, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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

The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of March 31, 2016, December 31, 2015 and March 31, 2015.

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans

March 31, 2016
Commercial	$1,031,263	$16,788	$11,996	$-	$1,060,047
Income producing - commercial real estate	2,110,620	12,709	14,762	-	2,138,091
Owner occupied - commercial real estate	559,390	9,262	1,263	-	569,915
Real estate mortgage – residential	146,804	2,098	257	-	149,159
Construction - commercial and residential	1,115,027	1,564	5,422	-	1,122,013
Home equity	109,065	1,798	122	-	110,985
Other consumer	5,657	4	-	-	5,661
Total	$5,077,826	$44,223	$33,822	$-	$5,155,871

December 31, 2015
Commercial	$1,021,427	$17,822	$13,008	$-	$1,052,257
Income producing - commercial real estate	2,096,032	13,328	6,118	-	2,115,478
Owner occupied - commercial real estate	488,496	7,854	1,753	-	498,103
Real estate mortgage – residential	146,651	714	-	-	147,365
Construction - commercial and residential	1,049,926	4,996	10,454	-	1,065,376
Home equity	110,870	1,854	161	-	112,885
Other consumer	6,877	5	22	-	6,904
Total	$4,920,279	$46,573	$31,516	$-	$4,998,368

March 31, 2015
Commercial	$891,850	$24,884	$16,981	$-	$933,715
Investment - commercial real estate	1,719,982	14,900	4,601	-	1,739,483
Owner occupied - commercial real estate	478,486	7,677	6,840	-	493,003
Real estate mortgage – residential	147,121	750	-	-	147,871
Construction - commercial and residential	889,346	8,225	14,000	-	911,571
Home equity	117,936	1,718	889	-	120,543
Other consumer	98,697	-	10	-	98,707
Total	$4,343,418	$58,154	$43,321	$-	$4,444,893

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

The following table presents, by class of loan, information related to nonaccrual loans as of the periods ended March 31, 2016, December 31, 2015 and March 31, 2015.

(dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015

Commercial	$4,234	$4,940	$11,257
Income producing - commercial real estate	10,305	5,961	2,152
Owner occupied - commercial real estate	1,263	1,268	1,314
Real estate mortgage - residential	582	329	342
Construction - commercial and residential	5,422	557	3,608
Home equity	122	161	889
Other consumer	-	23	10
Total nonaccrual loans (1)(2)	$21,928	$13,239	$19,572

(1)

Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $6.8 million at March 31, 2016, $11.8 million at December 31, 2015 and $13.4 million at March 31, 2015.

(2)

Gross interest income of $335 thousand would have been recorded for the three months ended March 31, 2016 if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans was $74 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of March 31, 2016 and December 31, 2015.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans

March 31, 2016
Commercial	$2,401	$995	$4,234	$7,630	$1,052,417	$1,060,047
Income producing - commercial real estate	15,041	-	10,305	25,346	2,112,745	2,138,091
Owner occupied - commercial real estate	3,159	894	1,263	5,316	564,599	569,915
Real estate mortgage – residential	-	-	582	582	148,577	149,159
Construction - commercial and residential	1,174	-	5,422	6,596	1,115,417	1,122,013
Home equity	-	-	122	122	110,863	110,985
Other consumer	12	54	-	66	5,595	5,661
Total	$21,787	$1,943	$21,928	$45,658	$5,110,213	$5,155,871

December 31, 2015
Commercial	$4,130	$1,364	$4,940	$10,434	$1,041,823	$1,052,257
Income producing - commercial real estate	2,841	-	5,961	8,802	2,106,676	2,115,478
Owner occupied - commercial real estate	3,189	902	1,268	5,359	492,744	498,103
Real estate mortgage – residential	-	-	329	329	147,036	147,365
Construction - commercial and residential	-	5,020	557	5,577	1,059,799	1,065,376
Home equity	-	77	161	238	112,647	112,885
Other consumer	56	60	23	139	6,765	6,904
Total	$10,216	$7,423	$13,239	$30,878	$4,967,490	$4,998,368

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

The following table presents, by class of loan, information related to impaired loans for the periods ended March 31, 2016, December 31, 2015 and March 31, 2015.

	Unpaid	Recorded	Recorded			Year To Date
	Contractual Principal	Investment With No	Investment With	Total Recorded	Related	Average Recorded	Interest Income
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized

March 31, 2016
Commercial	$17,305	$1,165	$11,996	$13,161	$2,922	$12,920	$16
Income producing - commercial real estate	19,905	5,143	14,762	19,905	868	13,012	58
Owner occupied - commercial real estate	1,724	461	1,263	1,724	360	1,739	-
Real estate mortgage – residential	257	257	-	257	-	293	-
Construction - commercial and residential	5,422	4,870	552	5,422	310	7,938	-
Home equity	122	-	122	122	88	142	-
Other consumer	-	-	-	-	-	11	-
Total	$44,735	$11,896	$28,695	$40,591	$4,548	$36,055	$74

December 31, 2015
Commercial	$16,123	$2,396	$10,283	$12,679	$3,478	$9,973	$69
Income producing - commercial real estate	6,811	1,190	4,928	6,118	1,033	10,294	354
Owner occupied - commercial real estate	1,753	946	807	1,753	400	1,810	-
Real estate mortgage – residential	329	329	-	329	-	336	-
Construction - commercial and residential	10,454	4,877	5,577	10,454	950	7,594	205
Home equity	161	116	45	161	38	650	-
Other consumer	22	19	3	22	3	31	1
Total	$35,653	$9,873	$21,643	$31,516	$5,902	$30,688	$629

March 31, 2015
Commercial	$13,080	$1,464	$9,793	$11,257	$5,771	$12,116	$-
Income producing - commercial real estate	10,668	8,753	1,222	9,975	568	10,235	35
Owner occupied - commercial real estate	1,867	1,025	842	1,867	400	1,878	-
Real estate mortgage – residential	342	342	-	342	-	344	-
Construction - commercial and residential	8,671	8,071	600	8,671	550	8,728	99
Home equity	889	118	771	889	289	1,144	-
Other consumer	10	-	10	10	5	34	-
Total	$35,527	$19,773	$13,238	$33,011	$7,583	$34,479	$134

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

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company during the periods ended March 31, 2016 and December 31, 2015.

(dollars in thousands)	Number of Contracts	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs

March 31, 2016
Commercial	4	$1,165	$207	$1,372
Income producing - commercial real estate	2	5,143	-	5,143
Owner occupied - commercial real estate	1	461	-	461
Construction - commercial and residential	1	-	5,013	5,013
Total	8	$6,769	$5,220	$11,989

December 31, 2015
Commercial	4	$1,171	$211	$1,382
Income producing - commercial real estate	2	5,160	-	5,160
Owner occupied - commercial real estate	1	485	-	485
Construction - commercial and residential	1	5,020	-	5,020
Total	8	$11,836	$211	$12,047

During the three months of 2016, there was one default on a $5.0 million restructured loan, as compared to the three months of 2015, which had no defaults on restructured loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There was one nonperforming TDR totaling $5.0 million reclassified to nonperforming loans during the three months ended March 31, 2016. There were no nonperforming TDRs reclassified to nonperforming loans during the three months ended March 31, 2015. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If a loan modified in a TDR subsequently defaults, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2016 and 2015.

Note 6. Interest Rate Swap Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into forward starting interest rate swaps in April 2015 as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank’s cost of funds. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from two counterparties in exchange for the Company making fixed payments beginning in April 2016. The Company is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of ten months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments) and as such existing hedges are deemed forward starting swaps and no net settlements of cash flows is occurring.

As of March 31, 2016, the Company had three forward starting interest rate swap transactions outstanding that had a notional amount of $250 million associated with the Company’s variable rate deposits. The net unrealized loss before income tax on the swaps was $8.8 million at March 31, 2016. The unrealized loss is due to the increase in spread between short and longer term interest rates between the date the forward starting swap was entered into and March 31, 2016. There were no interest rate swap derivative instruments as of March 31, 2015.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the period ended March 31, 2016.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the quarter ended March 31, 2016, the Company did not have any reclassifications to interest expense. During the next twelve months, the Company estimates (based on existing interest rates) that $2.84 million will be reclassified as an increase in interest expense.

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

The interest rate swap agreements detail: the requirement that collateral be posted when the market value exceeds certain threshold limits associated with the secured party’s exposure; that if the Company defaults on any of its indebtedness (including default where repayment of the indebtedness has not been accelerated by the lender), then the Company could also be declared in default on its derivative obligations; and that if the Company fails to maintain its status as a well/adequate capitalized institution then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of March 31, 2016, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our capital status) that were in a net liability position totaled $8.8 million. As of March 31, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $8.2 million against its obligations under these agreements. If the Company had breached any of these provisions at March 31, 2016, it could have been required to settle its obligations under the agreements at the termination value.

The table below identifies the balance sheet category and fair values of the Company’s derivative instruments designated as cash flow hedges as of March 31, 2016. There were no derivative instruments as of March 31, 2015.

March 31, 2016	Swap Number	Notional Amount	Fair Value	Balance Sheet Category	Receive Rate	Pay Rate	Maturity
(dollars in thousands)
Interest rate swap	(1)	$75,000	$(2,068)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(3,802)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	(2,950)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the three months ended March 31, 2016. Since all transactions are forward starting swaps all amounts are balance sheet related (Accumulated Other Comprehensive Income- “AOCI”), and no amounts were recorded in the income statement.

	Three Months Ended March 31, 2016
		Effective Portion			Ineffective Portion
		Amount of Pre-tax gain (loss)	Reclassified from AOCI into income		Recognized in Income on Derivatives
	Swap Number	Recognized in OCI	Category	Amount of Gain (Loss)	Category	Amount of Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$(2,068)		$-		$-
Interest rate swap	(2)	(3,802)		-		-
Interest rate swap	(3)	(2,950)		-		-

Note 7. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three months ended March 31, 2016 and 2015 is presented in the table below. There were no residential real estate loans in the process of foreclosure as of March 31, 2016. For the three months ended March 31, 2016, proceeds on sales of OREO were $2.6 million. The net gain on sales was $573 thousand for the three months ended March 31, 2016.

	Three Months Ended
(dollars in thousands)	March 31, 2016	March 31, 2015

Balance beginning of period	$5,852	$13,224
Real estate acquired from borrowers	-	-
Valuation allowance	(6)	(750)
Properties sold	(2,000)	(136)
Balance end of period	$3,846	$12,338

Note 8. Borrowings

ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The Company adopted ASU 2015-03 as of the end of its fiscal year 2015, and applied its provisions retrospectively.

The following table presents information related to the Company’s borrowings for the periods ended March 31, 2016, December 31, 2015 and March 31, 2015.

(dollars in thousands)	March 31, 2016	December 31, 2015	March 31, 2015

Subordinated Notes, 5.75%	$70,000	$70,000	$70,000
Subordinated Notes, 8.5%	-	-	9,300
Less: debt issurance costs	(1,042)	(1,072)	(1,165)
Long-term borrowings	$68,958	$68,928	$78,135

On August 5, 2014, the Company completed the sale of $70.0 million of its 5.75% subordinated notes, due September 1, 2024 (the “Notes”). The Notes were offered to the public at par and qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $68.8 million, which includes $1.2 million in deferred financing costs which is being amortized over the life of the Notes.

On August 30, 2010, the Company entered into and consummated a Note Exchange Agreement, pursuant to which the Company issued, on a private placement basis, to eight parties, all of which are current or former directors of the Company or accounts for the benefit of such persons, an aggregate of $9.3 million of a new series of subordinated notes. During 2015, the Company redeemed the remaining balance of $9.3 million of subordinated notes, due 2021.

Note 9. Net Income per Common Share

The calculation of net income per common share for the three months ended March 31, 2016 and 2015 was as follows.

	Three Months Ended March 31,
(dollars and shares in thousands, except per share data)	2016	2015
Basic:
Net income available to common shareholders	$-	$19,238
Average common shares outstanding	33,519	31,083
Basic net income per common share	$-	$0.62

Diluted:
Net income available to common shareholders	$-	$19,238
Average common shares outstanding	33,519	31,083
Adjustment for common share equivalents	585	693
Average common shares outstanding-diluted	34,104	31,776
Diluted net income per common share	$-	$0.61

Anti-dilutive shares	5	13

Note 10. Stock-Based Compensation

The Company maintains the 2006 Stock Plan (“2006 Plan”) and the 2011 Employee Stock Purchase Plan (“2011 ESPP”).

In connection with the acquisition of Fidelity, the Company assumed the Fidelity 2004 Long Term Incentive Plan and the 2005 Long Term Incentive Plan (the “Fidelity Plans”).

In connection with the acquisition of Virginia Heritage, the Company assumed the Virginia Heritage 2006 Stock Option Plan and the 2010 Long Term Incentive Plan (the “Virginia Heritage Plans”).

No additional options may be granted under the Fidelity Plans or the Virginia Heritage Plans.

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

In February 2016, the Company awarded 80,365 shares of time vested restricted stock to senior officers, and certain employees. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.

In February 2016 the Company awarded senior officers a targeted number of 34,957 performance vested restricted stock units (PRSU’s). PRSU’s are subject to the satisfaction of certain performance conditions based on the achievement of pre-established average targets for earnings per share growth, total shareholder return and return on average assets over or at the end of a three-year vesting period (2016-2018).

In March 2016, the Company awarded 24,410 shares of time vested restricted stock to directors. The shares vest in three substantially equal installments beginning on the first anniversary of the date of grant.

Below is a summary of changes in stock option shares pursuant to our equity compensation plans for the three months ended March 31, 2016 and 2015. The information excludes restricted stock units and awards.

	Three Months Ended March 31,
	2016		2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Beginning balance	298,740	$9.97	759,683	$11.36
Issued	-	-	-	-
Exercised	(16,759)	11.80	(280,425)	12.40
Forfeited	(1,100)	15.48	-	-
Expired	(6,037)	13.57	(8,007)	16.90
Ending balance	274,844	$9.76	471,251	$10.65

The following summarizes information about stock options outstanding at March 31, 2016. The information excludes restricted stock units and awards.

Outstanding:		Stock Options	Weighted-Average	Weighted-Average Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life
$5.76	$9.21	157,495	$5.76	2.78
$9.22	$15.47	96,544	12.61	1.41
$15.48	$22.66	11,657	19.05	4.68
$22.67	$49.50	9,148	36.61	7.40
		274,844	$9.76	2.53

Exercisable:		Stock Options	Weighted-Average
Range of Exercise Prices		Exercisable	Exercise Price
$5.76	$9.21	105,448	$5.76
$9.22	$15.47	96,544	12.61
$15.48	$22.66	10,337	18.93
$22.67	$49.50	2,648	24.59
		214,977	$9.70

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2015 and 2014. There were no grants of stock options during the three months ended March 31, 2016.

	Three Months Ended	Years Ended December 31,
	March 31, 2016	2015	2014
Expected volatility	n/a	31.21%	34.25%
Weighted-Average volatility	n/a	31.21%	34.25%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	n/a	7.0	9.4
Risk-free rate	n/a	1.64%	2.26%
Weighted-average fair value (grant date)	n/a	$16.73	$13.49
Weighted-average fair value (grant date) for Virginia Heritage Bank ("VHB") options assumed	n/a	n/a	$24.89

The expected lives are based on the “simplified” method allowed by ASC Topic 718 “Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options was $10.5 million at March 31, 2016. The total intrinsic value of stock options exercised during the three months ended March 31, 2016 and 2015 was $604 thousand and $6.0 million, respectively. The total fair value of stock options vested was $40 thousand and $79 thousand for the three months ended March 31, 2016 and 2015, respectively. Unrecognized stock-based compensation expense related to stock options totaled $121 thousand at March 31, 2016. At such date, the weighted-average period over which this unrecognized stock option expense is expected to be recognized was 3.10 years.

The Company has unvested restricted stock awards and PRSU grants of 312,871 shares under the 2006 Plan at March 31, 2016. Unrecognized stock based compensation expense related to restricted stock awards totaled $10.1 million at March 31, 2016. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.0 years. The following table summarizes the unvested restricted stock awards at March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016		2015
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at beginning	369,093	$24.43	509,336	$21.58
Issued	139,732	46.17	78,070	36.06
Forfeited	(766)	37.48	(339)	28.09
Vested	(195,188)	22.53	(193,338)	20.66
Unvested at end	312,871	$35.29	393,729	$24.90

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At March 31, 2016, the 2011 ESPP had 429,837 shares remaining for issuance.

Included in salaries and employee benefits the Company recognized $1.4 million and $1.1 million in stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 11. Other Comprehensive Income

The following table presents the components of other comprehensive (loss) income for the three months ended March 31, 2016 and 2015.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended March 31, 2016
Net unrealized gain on securities available-for-sale	$5,963	$2,385	$3,578
Net unrealized loss on derivatives	(7,403)	(2,961)	(4,442)
Less: Reclassification adjustment for net gains included in net income	(624)	(250)	(374)
Other Comprehensive Loss	$(2,064)	$(826)	$(1,238)

Three Months Ended March 31, 2015
Net unrealized gain on securities available-for-sale	$3,218	$1,287	$1,931
Less: Reclassification adjustment for net gains included in net income	(2,164)	(866)	(1,298)
Other Comprehensive Income	$1,054	$421	$633

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016 and 2015.

(dollars in thousands)	Securities Available For Sale	Derivatives	Accumulated Other Comprehensive (Loss) Income

Three Months Ended March 31, 2016
Balance at Beginning of Period	$1,041	$(850)	$191
Other comprehensive income (loss) before reclassifications	3,578	(4,442)	(864)
Amounts reclassified from accumulated other comprehensive income	(374)	-	(374)
Net other comprehensive income (loss) during period	3,204	(4,442)	(1,238)
Balance at End of Period	$4,245	$(5,292)	$(1,047)

Three Months Ended March 31, 2015
Balance at Beginning of Period	$2,647	$-	$2,647
Other comprehensive income before reclassifications	1,931	-	1,931
Amounts reclassified from accumulated other comprehensive income	(1,298)	-	(1,298)
Net other comprehensive income during period	633	-	633
Balance at End of Period	$3,280	$-	$3,280

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015.

	Amount Reclassified from		Affected Line Item in
Details about Accumulated Other	Accumulated Other		the Statement Where
Comprehensive Income Components (dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three Months Ended March 31,
	2016	2015
Realized gain on sale of investment securities	$624	$2,164	Gain on sale of investment securities
	(250)	(866)	Tax Expense
Total Reclassifications for the Period	$374	$1,298	Net of Tax

Note 12.  Fair Value Measurements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2016
Assets:
Investment securities available for sale:
U. S. agency securities	$-	$55,622	$-	$55,622
Residential mortgage backed securities	-	306,812	-	306,812
Municipal bonds	-	109,909	-	109,909
Corporate bonds	-	14,938	-	14,938
Other equity investments	109	-	219	328
Loans held for sale	-	45,679	-	45,679
Mortgage banking derivatives	-	-	377	377
Interest rate swap derivatives	-	-	-	-
Total assets measured at fair value on a recurring basis as of March 31, 2016	$109	$532,960	$596	$533,665

Liabilities:
Mortgage banking derivatives	$-	$-	$306	$306
Interest rate swap derivatives	-	8,820	-	8,820
Total liabilities measured at fair value on a recurring basis as of March 31, 2016	$-	$8,820	$306	$9,126

December 31, 2015
Assets:
Investment securities available for sale:
U. S. agency securities	$-	$56,975	$-	$56,975
Residential mortgage backed securities	-	297,241	-	297,241
Municipal bonds	-	118,381	-	118,381
Corporate bonds	-	14,938	-	14,938
Other equity investments	115	-	219	334
Loans held for sale	-	47,492	-	47,492
Mortgage banking derivatives	-	-	24	24
Total assets measured at fair value on a recurring basis as of December 31, 2015	$115	$535,027	$243	$535,385

Liabilities:
Mortgage banking derivatives	$-	$-	$30	$30
Interest rate swap derivatives	-	1,417	-	1,417
Total liabilities measured at fair value on a recurring basis as of December 31, 2015	$-	$1,417	$30	$1,447

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. agency debt securities, mortgage backed securities issued by Government Sponsored Entities (“GSEs”) and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amount approximate the fair value.

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

(dollars in thousands)	Other Equity Investments	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2016	$219	$24	$243
Realized gain (loss) included in earnings - net mortgage banking derivatives	-	353	353
Principal redemption	-	-	-
Ending balance at March 31, 2016	$219	$377	$596

Liabilities:
Beginning balance at January 1, 2016	$-	$30	$30
Realized (gain) loss included in earnings - net mortgage banking derivatives	-	276	276
Principal redemption	-	-	-
Ending balance at March 31, 2016	$-	$306	$306

(dollars in thousands)	Other Equity Investments	Mortgage Banking Derivatives	Total
Assets:
Beginning balance at January 1, 2015	$219	$146	$365
Realized gain (loss) included in earnings - net mortgage banking derivatives	-	(122)	(122)
Principal redemption	-	-	-
Ending balance at December 31, 2015	$219	$24	$243

Liabilities:
Beginning balance at January 1, 2015	$-	$250	$250
Realized (gain) loss included in earnings - net mortgage banking derivatives	-	(220)	(220)
Principal redemption	-	-	-
Ending balance at December 31, 2015	$-	$30	$30

The other equity securities classified as Level 3 consist of equity investments in the form of common stock of two local banking companies which are not publicly traded, and for which the carrying amount approximates fair value.

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

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
March 31, 2016
Impaired loans:
Commercial	$-	$257	$9,982	$10,239
Income producing - commercial real estate	-	-	19,037	19,037
Owner occupied - commercial real estate	-	-	1,364	1,364
Real estate mortgage - residential	-	-	257	257
Construction - commercial and residential	-	-	5,112	5,112
Home equity	-	-	34	34
Other consumer	-	-	-	-
Other real estate owned	-	-	3,846	3,846
Total assets measured at fair value on a nonrecurring basis as of March 31, 2016	$-	$257	$39,632	$39,889

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2015
Impaired loans:
Commercial	$-	$271	$8,930	$9,201
Income producing - commercial real estate	-	-	5,085	5,085
Owner occupied - commercial real estate	-	282	1,071	1,353
Real estate mortgage - residential	-	-	329	329
Construction - commercial and residential	-	-	9,504	9,504
Home equity	-	-	123	123
Other consumer	-	-	19	19
Other real estate owned	-	5,394	458	5,852
Total assets measured at fair value on a nonrecurring basis as of December 31, 2015	$-	$5,947	$25,519	$31,466

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2016, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Mortgage banking derivatives: The Company enters into interest rate lock commitments (IRLCs) with prospective residential mortgage borrowers. These commitments are carried at fair value based on the fair value of the underlying mortgage loans which are based on market data. These commitments are classified as Level 3 in the fair value disclosures, as the valuations are based on market unobservable inputs. The Company hedges the risk of the overall change in the fair value of loan commitments to borrowers by selling forward contracts on securities of GSEs. These forward settling contracts are classified as Level 3, as valuations are based on market unobservable inputs. See Note 4 of the Consolidated Financial Statements for additional detail.

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

The estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Assets
Cash and due from banks	$11,856	$11,856	$-	$11,856	$-
Federal funds sold	14,905	14,905	-	14,905	-
Interest bearing deposits with other banks	175,136	175,136	-	175,136	-
Investment securities	487,609	487,609	109	487,281	219
Federal Reserve and Federal Home Loan Bank stock	17,696	17,696	-	17,696	-
Loans held for sale	45,679	45,679	-	45,679	-
Loans	5,155,871	5,161,705	-	257	5,161,448
Bank owned life insurance	58,974	58,974	-	58,974	-
Annuity investment	12,007	12,007	-	12,007	-
Mortgage banking derivatives	377	377	-	-	377
Interst rate swap derivatives	-	-	-	-	-

Liabilities
Noninterest bearing deposits	1,474,102	1,474,102	-	1,474,102	-
Interest bearing deposits	2,923,895	2,923,895	-	2,923,895	-
Certificates of deposit	791,649	791,366	-	791,366	-
Customer repurchase agreements	66,963	66,963	-	66,963	-
Borrowings	68,958	68,960	-	68,960	-
Mortgage banking derivatives	306	306	-	-	306
Interst rate swap derivatives	8,820	8,820	-	8,820	-

December 31, 2015
Assets
Cash and due from banks	$11,009	$11,009	$-	$11,009	$-
Federal funds sold	3,791	3,791	-	3,791	-
Interest bearing deposits with other banks	283,563	283,563	-	283,563	-
Investment securities	487,869	487,869	115	487,535	219
Federal Reserve and Federal Home Loan Bank stock	16,903	16,903	-	16,903	-
Loans held for sale	47,492	47,492	-	47,492	-
Loans	4,998,368	5,000,717	-	553	5,000,164
Bank owned life insurance	58,682	58,682	-	58,682	-
Annuity investment	12,136	12,136	-	12,136	-
Mortgage banking derivatives	24	24	-	-	24
Interest rate swap derivatives	-	-	-	-	-

Liabilities
Noninterest bearing deposits	1,405,067	1,405,067	-	1,405,067	-
Interest bearing deposits	3,014,122	3,014,122	-	3,014,122	-
Certificates of deposit	739,255	736,973	-	736,973	-
Customer repurchase agreements	72,356	72,356	-	72,356	-
Borrowings	70,000	69,992	-	69,992	-
Mortgage banking derivatives	30	30	-	-	30
Interest rate swap derivatives	1,417	1,417	-	1,417	-

Note 13.  Supplemental Executive Retirement Plan

The Bank has entered into Supplemental Executive Retirement and Death Benefit Agreements (the “SERP Agreements”) with certain of the Bank’s executive officers other than Mr. Paul, which upon the executive’s retirement, will provide for a stated monthly payment for such executive’s lifetime, subject to certain death benefits described below. The retirement benefit is computed as a percentage of each executive’s projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreements provide that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement, (b) death, disability and change-in-control shall result in immediate vesting, and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreements further provide for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive’s beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The annuity contracts accrued $32 thousand of income for the quarter ended March 31, 2016, which is included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $12.0 million at March 31, 2016 and is included in other assets on the Consolidated Balance Sheet. For the three months ended March 31, 2016, the Company recorded benefit expense accruals of $253 thousand for this post retirement benefit.

Upon death of an executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively finance payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the results of operations, and financial condition, liquidity, and capital resources of the Company and its subsidiaries as of the dates and periods indicated. This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report and the Management Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

This report contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward- looking statements can be identified by use of such words as “may,” “will,” “anticipate,” “believes,” “expects,” “plans,” “estimates,” “potential,” “continue,” “should,” and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company’s market, interest rates and interest rate policy, competitive factors and other conditions, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. For details on factors that could affect these expectations, see the risk factors and other cautionary language included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and in other periodic and current reports filed by the Company with the Securities and Exchange Commission. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statements.

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating eighteen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. As of March 31, 2016 the Bank has a total of twenty-one branch offices, including nine in Northern Virginia, seven in Montgomery County, Maryland, and five in Washington, D.C.

The Bank offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Bank emphasizes providing commercial banking services to sole proprietors, small, and medium sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages Other Real Estate Owned (“OREO”) assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with third parties. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and/or construction of real estate projects. ECV lending involves higher levels of risk, together with commensurate expected returns.

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

RESULTS OF OPERATIONS

Earnings Summary

For the three months ended March 31, 2016, the Company’s net income was $23.3 million, a 20% increase over the $19.4 million for the three months ended March 31, 2015. Net income available to common shareholders for the three months ended March 31, 2016 increased 21% to $23.3 million as compared to $19.2 million for the same period in 2015. Net income per basic common share for the three months ended March 31, 2016 was $0.70 compared to $0.62 for the same period in 2015, a 13% increase. Net income per diluted common share for the three months ended March 31, 2016 was $0.68 compared to $0.61 for the same period in 2015, an 11% increase.

The increase in net income for the three months ended March 31, 2016 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 10% over the same period in 2015. Net interest income grew 14% for the three months ended March 31, 2016 as compared to the same period in 2015 due to average earning asset growth of 16%.

For the three months ended March 31, 2016, the Company reported an annualized return on average assets (“ROAA”) of 1.54% as compared to 1.49% for the three months ended March 31, 2015. The annualized return on common equity (“ROACE”) for the three months ended March 31, 2016 was 12.39%, as compared to 13.24% for the three months ended March 31, 2015, the lower ROACE due to the higher average capital position.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, decreased 10 basis points from 4.41% for the three months ended March 31, 2015 to 4.31% for the three months ended March 31, 2016. For the first three months in 2016, the Company has been able to maintain its loan portfolio yields relatively close to 2015 levels (5.13% versus 5.26%) due to disciplined loan pricing practices, while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. Average earning assets yields were lower by 12 basis points (4.67% versus 4.79%) in the first three months of 2016 as compared to the same period in 2015. The average cost of interest bearing liabilities decreased by 1 basis point (to 0.55% from 0.56%) for the three months ended March 31, 2016 as compared to the same period in 2015. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 11 basis points for the first three months in 2016 (4.12% versus 4.23%) as compared to 2015.

In spite of the decline in the net interest spread, the Company believes it has managed its cost of funds aggressively and been extremely disciplined in setting new loan rates. The benefit of noninterest sources funding earning assets increased by 1 basis point to 19 basis points from 18 basis points for the three months ended March 31, 2016 versus the same period in 2015. The combination of a 11 basis point decrease in the net interest spread and a 1 basis point increase in the value of noninterest sources resulted in the 10 basis point decrease in the net interest margin for the first three months of 2016 as compared to the same period in 2015. The net interest margin was positively impacted by 3 basis points in the three months ended March 31, 2016 as a result of $374 thousand in amortization of the credit mark adjustment from the merger with Virginia Heritage Bank (the “Merger”). The net interest margin was positively impacted by 11 basis points in the three months ended March 31, 2015 as a result of $1.3 million in amortization of the credit mark adjustment from the Merger.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 91% of the Company’s total revenue for the three months ended March 31, 2016.

For the first quarter of 2016, total loans grew 3.2% over December 31, 2015, and averaged 16% higher in the first quarter of 2016 as compared to the first quarter of 2015. For the first quarter of 2016, total deposits increased about 1% over December 31, 2015, and averaged 19% higher for the first quarter of 2016 compared with the first quarter of 2015.

In order to fund growth in average loans of 16% over the three months ended March 31, 2016 as compared to the same period in 2015, as well as sustain significant liquidity, the Company has relied on both core deposit growth and brokered or wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts primarily as a result of effectively building new and enhanced client relationships. Average total deposits grew by 19% for the first three months of 2016 as compared to the same period in 2015.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, remained stable at 87% of average earning assets for the first three months of 2016 and 2015. For the first three months of 2016, as compared to the same period in 2015, average loans, excluding loans held for sale, increased $694 million, a 16% increase. The increase in average loans in the first three months of 2016 as compared to the first three months of 2015 is primarily attributable to growth in income producing- commercial real estate, construction – commercial and residential, and owner occupied – commercial real estate loans. The mix of average investment securities for the three month periods ended March 31, 2016 and 2015 amounted to 9% and 7% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 5% of average earning assets in the first three months of 2016 and 6% for the same period in 2015, due to the $805 million increase in average earning assets for the three months ended March 31, 2016 as compared to the same period in 2015. The average combination of federal funds sold, interest bearing deposits with other banks and loans held for sale decreased $24 million for the three months ended March 31, 2016 as compared to the same period in 2015.

The provision for credit losses was $3.0 million for the three months ended March 31, 2016 as compared to $3.3 million for the three months ended March 31, 2015. The lower provisioning in the first quarter of 2016, as compared to the first quarter of 2015, is due to lower net charge-offs. Net charge-offs of $1.1 million in the first quarter of 2016 represented an annualized 0.09% of average loans, excluding loans held for sale, as compared to $1.6 million, or an annualized 0.15% of average loans, excluding loans held for sale, in the first quarter of 2015. Net charge-offs in the first quarter of 2016 were attributable primarily to commercial ($733 thousand) and income producing – commercial real estate ($587 thousand) offset by a recovery ($192 thousand) in construction- commercial and residential loans.

At March 31, 2016 the allowance for credit losses represented 1.06% of loans outstanding, as compared to 1.05% at December 31, 2015, and 1.07% at March 31, 2015. The minor decrease in the allowance for credit losses as a percentage of total loans at March 31, 2016, as compared to March 31, 2015, is the result of continuing improvement in historical losses. The allowance for credit losses represented 249% of nonperforming loans at March 31, 2016, as compared to 244% at March 31, 2015 and 398% at December 31, 2015.

Total noninterest income for the three months ended March 31, 2016 decreased to $6.3 million from $7.8 million for the three months ended March 31, 2015, a 19% decrease. This decrease was primarily due to a decrease of $2.0 million in gains on the sale of residential mortgage loans due to lower origination and sales volumes and a decrease in gains realized on the sale of investment securities of $1.5 million. Residential mortgage loans closed were $132 million for the first quarter in 2016 versus $285 million for the first quarter of 2015. Net investment gains were $624 thousand for the three months ended March 31, 2016 compared to $2.2 million for the same period in 2015. These decreases were offset by a $1.1 million loss on the early extinguishment of debt recorded in March of 2015 due to the early payoff of FHLB advances and an increase of $905 thousand in other income due primarily to a $573 thousand gain on the sale of one OREO property. Excluding investment securities gains and the loss on early extinguishment of debt, total noninterest income was $5.7 million for the three months ended March 31, 2016, as compared to $6.8 million for the same period in 2015, a 16% decrease.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 40.80% for the first quarter of 2016, as compared to 44.89% for the first quarter of 2015. Noninterest expenses totaled $28.1 million for the three months ended March 31, 2016, as compared to $28.1 million for the three months ended March 31, 2015. Cost increases for salaries and benefits were $413 thousand, due primarily to increased staff, merit increases and employee benefit expense increases. Premises and equipment expenses were $184 thousand lower, due primarily to the closing of one branch office acquired in the Merger. Marketing and advertising expense increased by $89 thousand primarily due to costs associated with digital and print advertising and sponsorships. Data processing expense increased $230 thousand primarily due to increased accounts and transaction volume and to licensing agreements. Higher FDIC expenses were due to average asset growth, which is a principal factor in the calculation of the amount of insurance premiums. Other expenses declined primarily due to a prior year write down of $750 thousand on one OREO property which was sold at the end of 2015.

The ratio of common equity to total assets increased from 12.18% at March 31, 2015 to 12.44% at March 31, 2016, due primarily to higher retained earnings ($169 million versus $257 million). As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the first three months of 2016, net interest income increased 14% over the same period for 2015. Average loans increased by $694 million and average deposits increased by $813 million. The net interest margin was 4.31% for the first quarter of 2015, as compared to 4.41% for the first quarter of 2015. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

The table below presents the average balances and rates of the major categories of the Company’s assets and liabilities for the three months ended March 31, 2016 and 2015. Included in the tables are a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$236,131	$284	0.48%	$239,633	$138	0.23%
Loans held for sale (1)	29,247	273	3.73%	46,728	431	3.69%
Loans (1) (2)	5,070,386	64,649	5.13%	4,376,248	56,748	5.26%
Investment securities available for sale (2)	498,187	2,588	2.09%	362,345	2,139	2.39%
Federal funds sold	10,964	13	0.48%	14,794	9	0.25%
Total interest earning assets	5,844,915	67,807	4.67%	5,039,748	59,465	4.79%

Total noninterest earning assets	281,535			277,645
Less: allowance for credit losses	53,917			47,092
Total noninterest earning assets	227,618			230,553
TOTAL ASSETS	$6,072,533			$5,270,301

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$189,997	$101	0.21%	$151,933	$50	0.13%
Savings and money market	2,755,028	2,519	0.37%	2,275,985	1,874	0.33%
Time deposits	746,449	1,523	0.82%	739,762	1,318	0.72%
Total interest bearing deposits	3,691,474	4,143	0.45%	3,167,680	3,242	0.42%
Customer repurchase agreements	70,385	37	0.21%	54,231	27	0.20%
Other short-term borrowings	-	-	-	83,389	54	0.26%
Long-term borrowings	68,939	1,037	5.95%	111,896	1,411	5.04%
Total interest bearing liabilities	3,830,798	5,217	0.55%	3,417,196	4,734	0.56%

Noninterest bearing liabilities:
Noninterest bearing demand	1,452,196			1,162,723
Other liabilities	32,623			29,018
Total noninterest bearing liabilities	1,484,819			1,191,741

Shareholders’ equity	756,916			661,364
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,072,533			$5,270,301

Net interest income		$62,590			$54,731
Net interest spread			4.12%			4.23%
Net interest margin			4.31%			4.41%
Cost of funds			0.36%			0.38%

(1)

Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.8 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively.

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

During the first three months of 2016, the allowance for credit losses increased $1.9 million, reflecting $3.0 million in provision for credit losses and $1.1 million in net charge-offs during the period. The provision for credit losses was $3.0 million for the three months ended March 31, 2016 as compared to $3.3 million for the three months ended March 31, 2015. At March 31, 2016, the allowance for credit losses represented 1.06% of loans outstanding, compared to 1.05% at December 31, 2015 and 1.07% at March 31, 2015. The lower provisioning in the first three months of 2016, as compared to the first three months of 2015, is due to lower net charge-offs. Net charge-offs of $1.1 million in the first quarter of 2016 represented an annualized 0.09% of average loans, excluding loans held for sale, as compared to $1.6 million, or an annualized 0.15% of average loans, excluding loans held for sale, in the first quarter of 2015.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Balance at beginning of year	$52,687	$46,075
Charge-offs:
Commercial	805	998
Income producing - commercial real estate	590	318
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	-
Construction - commercial and residential	-	-
Construction - C&I (owner occupied)	-	-
Home equity	4	419
Other consumer	7	71
Total charge-offs	1,406	1,806

Recoveries:
Commercial	72	51
Income producing - commercial real estate	4	-
Owner occupied - commercial real estate	1	1
Real estate mortgage - residential	2	2
Construction - commercial and residential	196	95
Construction - C&I (owner occupied)	-	-
Home equity	1	2
Other consumer	8	49
Total recoveries	284	200
Net charge-offs	1,122	1,606
Provision for Credit Losses	3,043	3,310
Balance at end of period	$54,608	$47,779

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.15%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	March 31, 2016		December 31, 2015		March 31, 2015
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$13,622	21%	$11,563	21%	$13,777	21%
Income producing - commercial real estate	15,794	40%	14,122	42%	11,652	40%
Owner occupied - commercial real estate	3,931	11%	3,279	10%	3,127	11%
Real estate mortgage - residential	1,051	3%	1,268	3%	1,055	3%
Construction - commercial and residential	17,029	20%	20,133	20%	15,492	19%
Construction - C&I (owner occupied)	1,437	2%	955	2%	891	1%
Home equity	1,483	3%	1,292	2%	1,509	3%
Other consumer	261	-	75	-	276	2%
Total allowance	$54,608	100%	$52,687	100%	$47,779	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings (“TDRs”) and other real estate owned, totaled $25.8 million at March 31, 2016 representing 0.42% of total assets, as compared to $19.1 million of nonperforming assets, or 0.31% of total assets, at December 31, 2015 and $31.9 million of nonperforming assets, or 0.58% of total assets, at March 31, 2015. The Company had no accruing loans 90 days or more past due at March 31, 2016, December 31, 2015 or March 31, 2015. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.06% of total loans at March 31, 2016, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had eight TDR’s at March 31, 2016 totaling approximately $12.0 million. Six of these loans, totaling approximately $6.8 million, are performing under the modified terms, and as a result are not disclosed in the table below. During the three months of 2016, there was one default on a $5.0 million restructured loan, as compared to the three months of 2015, which had no defaults on restructured loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There was one nonperforming TDR totaling $5.0 million reclassified to nonperforming loans during the three months ended March 31, 2016. There were no nonperforming TDRs reclassified to nonperforming loans during the three months ended March 31, 2015. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were no loans modified in a TDR during the three months ended March 31, 2016 and 2015.

Total nonperforming loans amounted to $21.9 million at March 31, 2016 (0.43% of total loans), compared to $13.2 million at December 31, 2015 (0.26% of total loans) and $19.6 million at March 31, 2015 (0.44% of total loans). The slight decrease in the ratio of nonperforming loans to total loans at March 31, 2016 as compared to March 31, 2015 was due to loan growth, offset by an increase in the level of nonperforming loans.

Included in nonperforming assets at March 31, 2016 was $3.8 million of OREO, consisting of seven foreclosed properties. The Company had eight foreclosed properties with a net carrying value of $5.9 million at December 31, 2015 and nine foreclosed properties with a net carrying value of $12.3 million at March 31, 2015. OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first three months of 2016, one foreclosed property with a net carrying value of $2.7 million was sold for a net gain of $573 thousand. The decrease in OREO at March 31, 2016, is due to the sale of one OREO property.

The following table shows the amounts of nonperforming assets at the dates indicated.

	March 31,		December 31,
(dollars in thousands)	2016	2015	2015
Nonaccrual Loans:
Commercial	$4,234	$11,257	$4,940
Income producing - commercial real estate	10,305	2,152	5,961
Owner occupied - commercial real estate	1,263	1,314	1,268
Real estate mortgage - residential	582	342	329
Construction - commercial and residential	5,422	3,608	557
Construction - C&I (owner occupied)	-	-	-
Home equity	122	889	161
Other consumer	-	10	23
Accrual loans-past due 90 days	-	-	-
Total nonperforming loans (1)	21,928	19,572	13,239
Other real estate owned	3,846	12,338	5,852
Total nonperforming assets	$25,774	$31,910	$19,091

Coverage ratio, allowance for credit losses to total nonperforming loans	249.03%	244.12%	397.95%
Ratio of nonperforming loans to total loans	0.43%	0.44%	0.26%
Ratio of nonperforming assets to total assets	0.42%	0.58%	0.31%

(1)

Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There was one loan totaling $5.0 million that migrated from performing TDR during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 where no loans migrated from performing TDR.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At March 31, 2016, there were $12.2 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $12.2 million in potential problem loans at March 31, 2016 compared to $18.6 million at December 31, 2015, and $24.1 million at March 31, 2015.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, loss on extinguishment of debt, income from BOLI and other income.

Total noninterest income for the three months ended March 31, 2016 decreased to $6.3 million from $7.8 million for the three months ended March 31, 2015, a 19% decrease. This decrease was due to lower loan residential mortgage loan originations resulting in $2.0 million lower gains on the sale of residential mortgage loans for the first quarter of 2016 compared to the same period in 2015. Excluding gains on sales of investment securities and the loss on the extinguishment of debt in the first quarter of 2015, noninterest income was $5.7 million in the first quarter of 2016 as compared to $6.8 million for the first quarter of 2015, a decline of 16%.

For the three months ended March 31, 2016, service charges on deposit accounts increased by $115 thousand to $1.4 million from $1.3 million in the same period in 2015, an increase of 9%. The increase for the three month period was primarily related to growth in the number of accounts.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of these mortgage loans yielded gains of $1.2 million for the three months ended March 31, 2016 compared to $3.2 million in the same period in 2015, a three month period of substantial refinance activity. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the three months ended March 31, 2016. The reserve amounted to $104 thousand at March 31, 2016 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $243 thousand and $340 thousand for the three months ended March 31, 2016 and 2015, respectively. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Net investment gains were $624 thousand for the three months ended March 31, 2016 compared to $2.2 million for the same period in 2015. A $1.1 million loss on the early extinguishment of debt was recorded in March of 2015 due to the early payoff of FHLB advances. This decision was made in light of deposit growth in the quarter and expected benefits to the cost of funds going forward.

Other income totaled $2.4 million for the three months ended March 31, 2016 as compared to $1.5 million for the same period in 2015, an increase of 62% due primarily to a $573 thousand gain on the sale of one OREO property. ATM fees increased to $364 thousand for the three months ended March 31, 2016 from $294 thousand for the same period in 2015, a 24% increase. Noninterest loan fees increased to $840 thousand for the three months ended March 31, 2016 from $682 thousand for the same period in 2015, a 23% increase. Noninterest fee income increased to $543 thousand for the three months ended March 31, 2016 from $405 thousand for the same period in 2015, a 34% increase.

Noninterest Expense

Total noninterest expenses totaled $28.1 million for the three months ended March 31, 2016, as compared to $28.1 million for the three months ended March 31, 2015.

Salaries and employee benefits were $16.1 million for the three months ended March 31, 2016, as compared to $15.7 million for 2015, a 3% increase. Cost increases for salaries and benefits were $413 thousand, due primarily to increased staff, merit increases and employee benefit expense increases. At March 31, 2016, the Company’s full time equivalent staff numbered 430, as compared to 434 at December 31, 2015 and 422 at March 31, 2015.

Premises and equipment expenses amounted to $3.8 million for the three months ended March 31, 2016 as compared to $4.0 million for the same period in 2015, a 5% decrease. For the three month period premises and equipment expenses were lower due primarily to the closing of one branch office acquired in the Merger. Additionally, for the three months ended March 31, 2016, the Company recognized $134 thousand of sublease revenue as compared to $30 thousand for the same period in 2015. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses increased to $774 thousand for the three months ended March 31, 2016 from $685 thousand for the same period in 2015, a 13% increase. The increase in the three month period was due to costs associated with digital and print advertising and sponsorships.

Data processing expenses increased to $2.0 million for the three months ended March 31, 2016 from $1.8 million in the same period in 2015, a 13% increase. The increase in expenses for the three month period was primarily due to increased accounts and transaction volume and to licensing agreements.

Legal, accounting and professional fees increased to $1.1 million for the three months ended March 31, 2016 from $982 thousand in the same period in 2015, an 8% increase. The increase in expenses for the three month period was primarily due to professional fees for accounting and legal services.

FDIC insurance premiums were $809 thousand for the three months ended March 31, 2016, as compared to $771 thousand in 2015, a 5% increase. The increase for the three month period was due to average asset growth, which is a principal factor in the calculation of the amount of insurance premiums.

For the three months ended March 31, 2016, other expenses amounted to $3.5 million as compared to $4.0 million for the same period in 2015, a decrease of 13%. The major components of cost in this category include core deposit intangible amortization, franchise taxes, director compensation and expenses for the operations of OREO property, as well as valuation adjustments on OREO property. Other expenses declined primarily due to a prior year write down of $750 thousand on one OREO property which was sold at the end of 2015.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 40.80% for the first quarter of 2016, as compared to 44.89% for the first quarter of 2015. As a percentage of average assets, total noninterest expense (annualized) improved to 1.85% for the first three months of 2016 as compared to 2.13% for the same period in 2015. Cost control remains a significant operating objective of the Company.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 38.2% for the three months ended March 31, 2016 as compared to 37.7% for the same period in 2015. The higher effective tax rate for the three months ended March 31, 2016 relates to relatively lower levels of tax exempt income.

FINANCIAL CONDITION

Summary

Total assets at March 31, 2016 were $6.13 billion, a 12% increase as compared to $5.50 billion at March 31, 2015, and a 1% increase as compared to $6.08 billion at December 31, 2015. Total loans (excluding loans held for sale) were $5.16 billion at March 31, 2016, a 16% increase as compared to $4.44 billion at March 31, 2015, and a 3.2% increase as compared to $5.00 billion at December 31, 2015. Loans held for sale amounted to $45.7 million at March 31, 2016 as compared to $62.8 million at March 31, 2015, a 27% decrease, and $47.5 million at December 31, 2015, a 4% decrease. The investment portfolio totaled $487.6 million at March 31, 2016, a 46% increase from the $333.5 million balance at March 31, 2015. As compared to December 31, 2015, the investment portfolio at March 31, 2016 decreased by $260 thousand or 0.1%.

Total deposits at March 31, 2016 were $5.19 billion compared to deposits of $4.58 billion at March 31, 2015, a 13% increase and $5.16 billion at December 31, 2015, a 0.6% increase. Total borrowed funds (excluding customer repurchase agreements) were $69.0 million at March 31, 2016 as compared to $78.1 million at March 31, 2015, a 12% decrease, and $68.9 million at December 31, 2015. The decline in borrowed funds in the first three months of 2016 as compared to March 31, 2015 was the result of the redemption of the $9.3 million in subordinated notes due 2021.

Total shareholders’ equity at March 31, 2016 increased to $762.5 million, compared to shareholders’ equity of $741.5 million at March 31, 2015, a 3% increase, and $738.6 million at December 31, 2015, a 3% increase. The increase in shareholders’ equity at March 31, 2016 compared to the same period in 2015 reflects increased earnings offset by the redemption of all $71.9 million of the preferred stock issued under the Small Business Lending Fund ("SBLF") during the fourth quarter of 2015. The ratio of common equity to total assets was 12.44% at March 31, 2016 as compared to 12.18% at March 31, 2015 and 12.16% at December 31, 2015. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 12.87% at March 31, 2016, as compared to 13.90% at March 31, 2015, and 12.75% at December 31, 2015. In addition, the tangible common equity ratio was 10.86% at March 31, 2016, compared to 10.39% at March 31, 2015 and 10.56% at December 31, 2015.

Effective January 1, 2015, the Company, Bank, and all other banks of similar size became subject to new capital requirements. These new requirements create a new required ratio for common equity Tier 1 ("CETI") capital, increase the leverage and Tier 1 capital ratios, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Under the new standards for 2015, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 risk-based ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). The Company and the Bank meet all these new requirements, including the full capital conservation buffer. Beginning in 2016, failure to maintain the required capital conservation buffer would limit the ability of the Company and the Bank to pay dividends, repurchase shares or pay discretionary bonuses.

Loans, net of amortized deferred fees and costs, at March 31, 2016, December 31, 2015 and March 31, 2015 by major category are summarized below.

	March 31, 2016		December 31, 2015		March 31, 2015
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,060,047	21%	$1,052,257	21%	$933,715	21%
Income producing - commercial real estate	2,138,091	40%	2,115,478	42%	1,739,483	40%
Owner occupied - commercial real estate	569,915	11%	498,103	10%	493,003	11%
Real estate mortgage - residential	149,159	3%	147,365	3%	147,871	3%
Construction - commercial and residential	1,034,689	20%	985,607	20%	862,013	19%
Construction - C&I (owner occupied)	87,324	2%	79,769	2%	49,558	1%
Home equity	110,985	3%	112,885	2%	120,543	3%
Other consumer	5,661	-	6,904	-	98,707	2%
Total loans	5,155,871	100%	4,998,368	100%	4,444,893	100%
Less: allowance for credit losses	(54,608)		(52,687)		(47,779)
Net loans	$5,101,263		$4,945,681		$4,397,114

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

Loans outstanding reached $5.16 billion at March 31, 2016, an increase of $711 million or 16% as compared to $4.44 billion at March 31, 2015, and an increase of $158 million or 3% as compared to $5.00 billion at December 31, 2015. The loan growth during the first three months of 2016 was predominantly in the owner occupied commercial real estate, construction – commercial and residential and income producing- commercial real estate categories, along with increases in the commercial category. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio. Multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects, while suburban office leasing softened.  Overall, commercial real estate values have generally held up well with price escalation in prime pockets. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

Owner occupied commercial real estate and owner occupied commercial real estate construction represent 13% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 73% consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate is excluded, the percentage of total loans represented by commercial real estate decreases to 60%. Real estate also serves as collateral for loans made for other purposes, resulting in 84% of all loans being secured by real estate.

The Company sold the indirect consumer loan portfolio acquired in the Merger, amounting to approximately $80.3 million as of the time of sale. The sale of this non-strategic loan class allowed the Company to deploy the funds into commercial and commercial real estate loans, its core competency, improve its yield on earning assets and reduce operating expenses. The estimated loss of approximately $900 thousand was included as an adjustment to the intangibles established in the Merger. The transaction closed on July 24, 2015.

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

For the three months ended March 31, 2016, noninterest bearing deposits increased $69 million as compared to December 31, 2015, while interest bearing deposits decreased by $38 million during the same period. Average total deposits for the first three months of 2016 were $5.14 billion, as compared to $4.33 billion for the same period in 2015, a 19% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $100 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits. The Bank also is able to obtain one way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At March 31, 2016, total deposits included $686.4 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 13% of total deposits. At December 31, 2015, total brokered deposits (excluding the CDARS and ICS two-way) were $597.5 million, or 12% of total deposits. The CDARS and ICS two-way component represented $498.0 million, or 10% of total deposits and $611.8 million or 12% of total deposits at March 31, 2016 and December 31, 2015, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At March 31, 2016 the Company had $1.47 billion in noninterest bearing demand deposits, representing 28% of total deposits, compared to $1.41 billion of noninterest bearing demand deposits at December 31, 2015, or 27% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve prior to July 2011. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $67.0 million at March 31, 2016 compared to $72.4 million at December 31, 2015. Customers repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at March 31, 2016 and December 31, 2015. The Bank had no borrowings outstanding under its credit facility from the FHLB at March 31, 2016 and December 31, 2015.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit at March 31, 2016 or December 31, 2015. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company redeemed the balance of its $9.3 million of subordinated notes, due 2021 during 2015.

The only long-term borrowing outstanding at March 31, 2016 was the Company’s August 5, 2014, issuance of $70.0 million of subordinated notes, due September 1, 2024. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $50.0 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at March 31, 2016. Additionally, the Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at March 31, 2016, and can obtain unsecured funds under one-way CDARS brokered deposits in the amount of $917.8 million, against which there was $11.6 million outstanding at March 31, 2016. The Bank has a commitment from Promontory to place up to $500.0 million of brokered deposits from its IND program with the Bank in amounts requested by the Bank, as compared to an actual balance of $187.2 million at March 31, 2016. At March 31, 2016 the Bank was also eligible to make advances from the FHLB up to $915.9 million based on collateral at the FHLB, of which there were no amounts outstanding at March 31, 2016. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $409.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At March 31, 2016, under the Bank’s liquidity formula, it had $3.06 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at March 31, 2016 are as follows:

(dollars in thousands)	March 31, 2016
Unfunded loan commitments	$2,161,916
Unfunded lines of credit	103,522
Letters of credit	73,014
Total	$2,338,452

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

During the quarter ended March 31, 2016, as compared to the same three months in 2015, the Company was able to increase its net interest income (by 14%), produce a net interest spread of 4.12%, which was 11 basis points lower than the 4.23% for the same quarter ended 2015, and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended March 31, 2016, the average investment portfolio balances increased as compared to balances at March 31, 2015, in part from the reinvestment of a portion of the cash flows from the sale of the indirect consumer loan portfolio which closed in late July 2015, amounting to approximately $80.3 million at the time of sale. In addition to the purchase of investments, cash flows from the sale of the indirect consumer loan portfolio provided additional liquidity for loan originations.

The percentage mix of municipal securities increased slightly to 22% of total investments at March 31, 2016 from 21% at March 31, 2015, the portion of the portfolio invested in mortgage backed securities decreased to 61% at March 31, 2016 from 71% at March 31, 2015. The portion of the portfolio invested in U.S. agency investments increased to 11% at March 31, 2016 from 9% at March 31, 2015. Shorter duration floating rate corporate bonds and SBA bonds purchased starting in the second quarter of 2015 were 7% of total investments at March 31, 2016. Due to a focus on shorter duration mortgage backed securities and the addition of corporate floating bonds, the duration of the investment portfolio decreased to 3.5 years at March 31, 2016 from 3.8 years at March 31, 2015, which better prepared the Company for expected increases in market interest rates.

The re-pricing duration of the loan portfolio was fairly stable at 25 months at March 31, 2016 versus 27 months at March 31, 2015, with fixed rate loans amounting to 35% of total loans at March 31, 2016 compared to 41% of total loans at March 31, 2015. Variable and adjustable rate loans comprised 65% of total loans at March 31, 2016, compared to 59% of total loans at March 31, 2015. Variable rate loans are generally indexed to either the Wall Street Journal prime interest rate, or the one month LIBOR interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio was also fairly stable at 30 months at March 31, 2016, as compared to 33 months at March 31, 2015. The change since March 31, 2015 was due substantially to a change in the mix and duration of time deposits.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, together with loans floors existing in 59% of total loans (at March 31, 2016), has resulted in a loan portfolio yield of 5.13% for the three months ended March 31, 2016 as compared to 5.26% for the same period in 2015. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before income tax on the investment portfolio was $7.1 million at March 31, 2016 as compared to a net unrealized gain before tax of $5.4 million at March 31, 2015. The higher net unrealized gain on the investment portfolio at March 31, 2016 as compared to March 31, 2015 was due to increased balances from investment purchases throughout the year and to lower interest rates at March 31, 2016. At March 31, 2016, the unrealized gain position represented 1.5% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from March 31, 2016. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at March 31, 2016, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at March 31, 2016 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at March 31, 2016 is 3.5 years, the loan portfolio 2.1 years; the interest bearing deposit portfolio 2.5 years and the borrowed funds portfolio 3.4 years.

The following table reflects the result of simulation analysis on the March 31, 2016 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+12.4%	+19.7%	+1.9%
+300	+8.3%	+12.7%	+1.1%
+200	+4.2%	+5.7%	+0.1%
+100	+0.4%	-0.6%	-0.8%
0	-	-	-
-100	-2.0%	-3.6%	-6.1%
-200	-3.2%	-5.7%	-12.9%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at March 31, 2016 are not considered to be excessive. The positive impact of +0.4% in net interest income and -0.6% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio and to a lower level of expected residential mortgage sales activity.

In the first quarter of 2016, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the lower level of asset liquidity at March 31, 2016 as compared to December 31, 2015, the interest rate risk position at March 31, 2016 was similar to the interest rate risk position at December 31, 2015. As compared to December 31, 2015, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale decreased by $99.9 million at March 31, 2016.

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

During the first quarter of 2016, average market interest rates increased on the short end of the yield curve, with rates in the five to ten year part of the curve decreasing. Overall, there was a flattening of the yield curve starting with the five year point in the curve and out, as compared to the first quarter of 2015.

As compared to the first quarter of 2015, the average two-year U.S. Treasury rate increased by 23 basis points from 0.60% to 0.83%, the average five year U.S. Treasury rate decreased by 9 basis points from 1.45% to 1.36% and the average ten year U.S. Treasury rate decreased by 6 basis points from 1.97% to 1.91%. The Company’s net interest spread for the first quarter of 2016 was 4.12% compared to 4.23% for the first quarter of 2015. The decline was due in large part to compression on loan yields. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2015’s first quarter has been consistent with its risk analysis at December 31, 2015.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 91% and 88% of the Company’s revenue for the first quarters of 2015 and 2014, respectively.

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

At March 31, 2016, the Company had a positive GAP position of approximately $801 million or 13% of total assets out to three months and a positive cumulative GAP position of $786 million or 13% of total assets out to 12 months; as compared to a positive GAP position of approximately $554 million or 9% of total assets out to three months and a positive cumulative GAP position of $827 million or 14% of total assets out to 12 months at December 31, 2015. The change in the positive GAP position at March 31, 2016 as compared to December 31, 2015, was due substantially to the lower amount of asset liquidity on the balance sheet and increase in the mix of variable rate loans. The change in the GAP position at March 31, 2016 as compared to December 31, 2015 is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

GAP Analysis

March 31, 2016

(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$71,761	$75,309	$110,300	$94,985	$135,254	$487,609
Loans (1)(2)	2,699,722	462,690	1,112,801	747,415	178,922	5,201,550
Fed funds and other short-term investments	190,041	-	-	-	-	190,041
Other earning assets	58,974	-	-	-	-	58,974
Total	$3,020,498	$537,999	$1,223,101	$842,400	$314,176	$5,938,174	$193,048	$6,131,222

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$60,144	$180,430	$480,558	$480,557	$272,413	$1,474,102
Interest bearing transaction	157,082	-	31,282	31,282	-	219,646
Savings and money market	2,068,134	-	318,058	318,057	-	2,704,249
Time deposits	116,817	372,852	282,519	19,461	-	791,649
Customer repurchase agreements and fed funds purchased	66,963	-	-	-	-	66,963
Other borrowings	-	-	-	-	70,000	70,000
Total	$2,469,140	$553,282	$1,112,417	$849,357	$342,413	$5,326,609	$42,117	$5,368,726
GAP	$551,358	$(15,283)	$110,684	$(6,957)	$(28,237)	$611,565
Cumulative GAP	$551,358	$536,075	$646,759	$639,802	$611,565

Cumulative gap as percent of total assets	8.99%	8.74%	10.55%	10.44%	9.97%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$150,000	$-	$-	$(75,000)	$(75,000)	$-
Interest Rate Swaps - Fed Funds based	100,000	-	-	(100,000)	-	-
Total	$250,000	$-	$-	$(175,000)	$(75,000)	$-	$-	$-
GAP	$801,358	$(15,283)	$110,684	$(181,957)	$(103,237)	$611,565
Cumulative GAP	$801,358	$786,075	$896,759	$714,802	$611,565
Cumulative gap as percent of total assets	13.07%	12.82%	14.63%	11.66%	9.97%

(1) Includes loans held for sale.
(2) Nonaccrual loans are included in the over 60 months category.

Although NOW and money market accounts are subject to immediate repricing, the Bank’s GAP model has incorporated a repricing schedule to account for a lag in rate changes based on our experience, as measured by the amount of those deposit rate changes relative to the amount of rate change in assets.

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At March 31, 2016 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 417% of total risk based capital. Construction, land and land development loans represent 127% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2016. There were no amounts outstanding under this credit facility at March 31, 2016, December 31, 2015, or March 31, 2015.

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

During 2015, the Company redeemed the remaining balance of $9.3 million of subordinated notes, due 2021. As a result, the only long-term borrowing outstanding at December 31, 2015 was the Company’s August 5, 2014, issuance of $70.0 million of subordinated notes, due September 1, 2024 noted above.

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

The actual capital amounts and ratios for the Company and Bank as of March 31, 2016, December 31, 2015 and March 31, 2015 are presented in the table below.

	Company		Bank			To Be Well Capitalized Under
	Actual		Actual		Minimun Required For	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Capital Adequacy Purposes	Regulations
As of March 31, 2016
CET1 capital (to risk weighted aseets)	$657,103	10.83%	$645,957	10.68%	5.125%	6.5%
Total capital (to risk weighted assets)	780,772	12.87%	700,428	11.58%	8.625%	10.0%
Tier 1 capital (to risk weighted assets)	657,103	10.83%	645,957	10.68%	6.625%	8.0%
Tier 1 capital (to average assets)	657,103	11.01%	645,957	10.85%	5.000%	5.0%

As of December 31, 2015
CET1 capital (to risk weighted aseets)	$632,408	10.68%	$620,879	10.52%	4.50%	6.5%
Total capital (to risk weighted assets)	755,212	12.75%	673,442	11.41%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	632,408	10.68%	620,879	10.52%	6.00%	8.0%
Tier 1 capital (to average assets)	632,408	10.90%	620,879	10.74%	5.00%	5.0%

As of March 31, 2015
CET1 capital (to risk weighted aseets)	$557,161	10.37%	$549,985	10.31%	4.50%	6.5%
Total capital (to risk weighted assets)	746,983	13.90%	597,666	11.20%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	629,061	11.71%	549,985	10.31%	6.00%	8.0%
Tier 1 capital (to average assets)	629,061	12.19%	549,985	10.69%	5.00%	5.0%

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At March 31, 2016 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

Non-GAAP Reconciliation (Unaudited)

(dollars in thousands except per share data)

	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015	Three Months Ended March 31, 2015
Common shareholders' equity	$762,496	$738,601	$669,630
Less: Intangible assets	(108,268)	(108,542)	(109,617)
Tangible common equity	$654,228	$630,059	$560,013

Book value per common share	$22.71	$22.07	$20.11
Less: Intangible book value per common share	(3.23)	(3.24)	(3.29)
Tangible book value per common share	$19.48	$18.83	$16.82

Total assets	$6,131,222	$6,075,577	$5,499,175
Less: Intangible assets	(108,268)	(108,542)	(109,617)
Tangible assets	$6,022,954	$5,968,107	$5,390,723
Tangible common equity ratio	10.86%	10.56%	10.39%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A – Risk Factors

There have been no material changes as of March 31, 2016 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

          (b) Use of Proceeds.                                   Not Applicable

          (c) Issuer Purchases of Securities.                         None

Item 3 - Defaults Upon Senior Securities                         None

Item 4 - Mine Safety Disclosures                              Not Applicable

Item 5 - Other Information

     (a) Required 8-K Disclosures                                 None

     (b) Changes in Procedures for Director Nominations               None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Warrant to Purchase Common Stock (3)
4.2	Form of Amendment Agreement to Subordinated Note (4)
4.3	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.4	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (6)
4.5	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.5)
10.1	1998 Stock Option Plan (7)
10.2	2006 Stock Plan (8)
10.3	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead (9)
10.4	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (10)
10.5	Amended and Restated Employment Agreement dated as of January 1, 2014, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul (11)
10.6	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (12)
10.7	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (13)

10.8	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead (14)
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (15)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul (16)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (17)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (18)
10.13	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Laurence E. Bensignor (19)
10.14	Vice Chairman Agreement dated as of June 1, 2014 between Eagle Bancorp, Inc., EagleBank and Robert Pincus (20)
10.15	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Laurence E. Bensignor (21)
10.16	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Robert Pincus (22)
10.17	Form of Supplemental Executive Retirement Plan Agreement (23)
10.18	First Amendment tio Amended and Restated Employment Agreement, dated March 23, 2016, between Eagle Bancorp, Inc. and Ronald D. Paul (24
10.19	2015 Senior Executive Incentive Plan (25)
10.20	Employment Agreement dated as of November 1, 2014 between EagleBank and Charles C. Brockett (26)
10.21	Non-Compete Agreement dated as of November 1, 2014, between EagleBank and Charles C. Brockett (27)
10.22	Amended and Restated Employment Agreement dated as of December 15, 2014 between EagleBank and Lindsey S. Rheaume (28)
10.23	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (29)
10.24	Virginia Heritage Bank 2006 Stock Option Plan (30)
10.25	Virginia Heritage Bank 2010 Long-Term Incentive Plan (31)
11	Statement Regarding Computation of Per Share Income
See Note 9 of the Notes to Consolidated Financial Statements

21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at March 31, 2016, December 31, 2015 and March 31, 2015
(ii) Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015
(iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2016 and 2015
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015
(v) Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015
(vi) Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on November 12, 2015.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 27, 2012.
(3)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(4)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended September 30, 2013.
(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 1998.
(8)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(12)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(13)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(14)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(15)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(17)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(18)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(19)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(20)	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(21)	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(22)	Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(23)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2016.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2016.
(26)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(27)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(28)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(29)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(30)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(31)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: May 10, 2016	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: May 10, 2016	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company