Form 10-Q
period 2016-06-30
EAGLE BANCORP INC
filed 2016-08-09
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 3, 2016, the registrant had 33,589,162 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

	June 30, 2016	December 31, 2015	June 30, 2015
Assets
Cash and due from banks	$11,013	$10,270	$9,780
Federal funds sold	5,444	3,791	6,276
Interest bearing deposits with banks and other short-term investments	230,041	284,302	380,839
Investment securities available-for-sale, at fair value	409,512	487,869	423,709
Federal Reserve and Federal Home Loan Bank stock	19,864	16,903	16,828
Loans held for sale	59,323	47,492	132,683
Loans	5,403,429	4,998,368	4,550,897
Less allowance for credit losses	(56,536)	(52,687)	(48,921)
Loans, net	5,346,893	4,945,681	4,501,976
Premises and equipment, net	18,209	18,254	17,185
Deferred income taxes	41,321	40,311	34,164
Bank owned life insurance	59,357	58,682	57,889
Intangible assets, net	108,021	108,542	109,957
Other real estate owned	3,152	5,852	10,715
Other assets	53,170	47,628	50,668
Total Assets	$6,365,320	$6,075,577	$5,752,669

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,631,732	$1,405,067	$1,370,590
Interest bearing transaction	293,401	178,797	220,382
Savings and money market	2,634,446	2,835,325	2,439,337
Time, $100,000 or more	434,102	406,570	430,321
Other time	342,307	332,685	364,803
Total deposits	5,335,988	5,158,444	4,825,433
Customer repurchase agreements	80,508	72,356	53,394
Other short-term borrowings	50,000	-	-
Long-term borrowings	68,989	68,928	72,916
Other liabilities	41,207	37,248	35,865
Total Liabilities	5,576,692	5,336,976	4,987,608

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000, Series B, $1,000 per share liquidation preference, shares issued and outstanding -0- at June 30, 2016 and December 31, 2015, and 56,600 at June 30, 2015; Series C, $1,000 per share liquidation preference, shares issued and outstanding -0- at June 30, 2016 and December 31, 2015, and 15,300 at June 30, 2015	-	-	71,900
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 33,584,898, 33,467,893 and 33,394,563 respectively	333	331	330
Warrant	946	946	946
Additional paid in capital	507,602	503,529	498,704
Retained earnings	281,071	233,604	190,035
Accumulated other comprehensive (loss) income	(1,324)	191	3,146
Total Shareholders' Equity	788,628	738,601	765,061
Total Liabilities and Shareholders' Equity	$6,365,320	$6,075,577	$5,752,669

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$132,133	$117,057	$67,211	$59,878
Interest and dividends on investment securities	4,944	4,444	2,356	2,305
Interest on balances with other banks and short-term investments	480	376	196	238
Interest on federal funds sold	22	11	9	2
Total interest income	137,579	121,888	69,772	62,423
Interest Expense
Interest on deposits	8,673	6,929	4,530	3,687
Interest on customer repurchase agreements	76	61	39	34
Interest on short-term borrowings	344	54	344	-
Interest on long-term borrowings	2,074	2,563	1,037	1,152
Total interest expense	11,167	9,607	5,950	4,873
Net Interest Income	126,412	112,281	63,822	57,550
Provision for Credit Losses	6,931	6,781	3,888	3,471
Net Interest Income After Provision For Credit Losses	119,481	105,500	59,934	54,079

Noninterest Income
Service charges on deposits	2,872	2,616	1,424	1,283
Gain on sale of loans	5,455	6,881	3,992	3,294
Gain on sale of investment securities	1,122	2,164	498	-
Loss on early extinguishment of debt	-	(1,130)	-	-
Increase in the cash surrender value of bank owned life insurance	780	796	390	406
Other income	3,636	2,710	1,271	1,250
Total noninterest income	13,865	14,037	7,575	6,233
Noninterest Expense
Salaries and employee benefits	32,027	30,389	15,908	14,683
Premises and equipment expenses	7,633	8,082	3,807	4,072
Marketing and advertising	1,694	1,420	920	735
Data processing	3,837	3,622	1,823	1,838
Legal, accounting and professional fees	2,074	1,852	1,011	870
FDIC insurance	1,564	1,554	755	783
Merger expenses	-	137	-	26
Other expenses	7,568	7,615	4,071	3,591
Total noninterest expense	56,397	54,671	28,295	26,598
Income Before Income Tax Expense	76,949	64,866	39,214	33,714
Income Tax Expense	29,482	24,510	15,069	12,776
Net Income	47,467	40,356	24,145	20,938
Preferred Stock Dividends	-	359	-	179
Net Income Available to Common Shareholders	$47,467	$39,997	$24,145	$20,759

Earnings Per Common Share
Basic	$1.41	$1.24	$0.72	$0.62
Diluted	$1.39	$1.22	$0.71	$0.61

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

Net Income	$47,467	$40,356	$24,145	$20,938

Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on securities available for sale	5,015	(112)	1,437	(2,043)
Reclassification adjustment for net gains included in net income	(673)	(1,298)	(299)	-
Total unrealized gain (loss)	4,342	(1,410)	1,138	(2,043)

Unrealized gain (loss) on derivatives	(6,302)	1,909	(1,860)	1,909
Reclassification adjustment for losses included in net income	445	-	445	-
Total unrealized (loss) gain	(5,857)	1,909	(1,415)	1,909

Other comprehensive (loss) income	(1,515)	499	(277)	(134)
Comprehensive Income	$45,952	$40,855	$23,868	$20,804

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

	Preferred		Common			Additional Paid	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Warrant	in Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2016	-	$-	33,467,893	$331	$946	$503,529	$233,604	$191	$738,601
Net Income	-	-	-	-	-	-	47,467	-	47,467
Net change in other comprehensive income, net of tax	-	-	-	-	-	-	-	(1,515)	(1,515)
Stock-based compensation	-	-	-	-	-	3,312	-	-	3,312
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	-	-	21,825	-	-	252	-	-	252
Tax benefits realized from stock compensation	-	-	-	-	-	140	-	-	140
Vesting of restricted stock awards issued at date of grant,net of shares withheld for payroll taxes	-	-	(17,485)	2	-	(2)	-	-	-
Restricted stock awards granted	-	-	104,775	-	-	-	-	-	-
Issuance of common stock related to employee stock purchase plan	-	-	7,890	-	-	371	-	-	371
Balance June 30, 2016	-	$-	33,584,898	$333	$946	$507,602	$281,071	$(1,324)	$788,628

Balance January 1, 2015	71,900	$71,900	30,139,396	$296	$946	$394,933	$150,037	$2,647	$620,759
Net Income	-	-	-	-	-	-	40,356	-	40,356
Net change in other comprehensive income, net of tax	-	-	-	-	-	-	-	499	499
Stock-based compensation	-	-	-	-	-	2,407	-	-	2,407
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	-	-	365,622	4	-	4,530	-	-	4,534
Tax benefits realized from stock compensation	-	-	-	-	-	1,867	-	-	1,867
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	-	-	(16,345)	2	-	(2)	-	-	-
Restricted stock awards granted	-	-	78,070	-	-	-	-	-	-
Shares issued in public offering, net of issuance costs of $5,302	-	-	2,816,900	28	-	94,605	-	-	94,633
Issuance of common stock related to employee stock purchase plan	-	-	10,920	-	-	368	-	-	368
Cash paid in lieu of fractional shares upon merger with Virginia Heritage	-	-	-	-	-	(4)	-	-	(4)
Preferred stock dividends	-	-	-	-	-	-	(358)	-	(358)
Balance June 30, 2015	71,900	$71,900	33,394,563	$330	$946	$498,704	$190,035	$3,146	$765,061

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net Income	$47,467	$40,356
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	6,931	6,781
Depreciation and amortization	3,100	6,005
Gains on sale of loans	(5,455)	(6,881)
Securities premium amortization (discount accretion), net	2,335	1,346
Origination of loans held for sale	(343,959)	(553,838)
Proceeds from sale of loans held for sale	337,583	472,353
Net increase in cash surrender value of BOLI	(780)	(796)
Increase in deferred income taxes	(1,010)	(1,653)
Decrease in value of other real estate owned	200	750
Net (gain) loss on sale of other real estate owned	(563)	165
Net gain on sale of investment securities	(1,122)	(2,164)
Loss on early extinguishment of debt	-	1,130
Stock-based compensation expense	3,312	2,407
Tax benefits realized from stock compensation	(140)	(1,867)
Increase in other assets	(5,542)	(6,826)
Increase (decrease) in other liabilities	3,959	(68)
Net cash provided by (used in) operating activities	46,316	(42,800)
Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks and short-term investments	764	436
Purchases of available for sale investment securities	(57,550)	(132,871)
Proceeds from maturities of available for sale securities	45,462	27,121
Proceeds from sale/call of available for sale securities	87,717	65,701
Purchases of Federal Reserve and Federal Home Loan Bank stock	(2,961)	(2,368)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	-	8,100
Net increase in loans	(408,686)	(243,933)
Proceeds from sale of other real estate owned	3,062	986
Purchases of BOLI	-	(499)
Purchases of annuities	-	(992)
Bank premises and equipment acquired	(2,448)	(739)
Net cash used in investing activities	(334,640)	(279,058)
Cash Flows From Financing Activities:
Increase in deposits	177,544	514,665
Increase (decrease) in customer repurchase agreements	8,152	(7,726)
Issuance of common stock	-	94,633
Increase (decrease) in short-term borrowings	50,000	(100,000)
Decrease in long-term borrowings	-	(45,250)
Payment of dividends on preferred stock	-	(358)
Proceeds from exercise of stock options	252	4,534
Tax benefits realized from stock compensation	140	1,867
Payment in lieu of fractional shares	-	(4)
Proceeds from employee stock purchase plan	371	368
Net cash provided by financing activities	236,459	462,729
Net (Decrease) Increase In Cash and Cash Equivalents	(51,865)	140,871
Cash and Cash Equivalents at Beginning of Period	298,363	256,025
Cash and Cash Equivalents at End of Period	$246,498	$396,896
Supplemental Cash Flows Information:
Interest paid	$10,981	$9,913
Income taxes paid	$33,650	$27,950
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$-	$1,500
Transfers from other real estate owned to loans	$-	$2,192

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

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the six and three months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

Nature of Operations

The Company, through the Bank, conducts a full service community banking business, primarily in Northern Virginia, Montgomery County, Maryland, and Washington, D.C. The primary financial services offered by the Bank include real estate, commercial and consumer lending, as well as traditional deposit and repurchase agreement products. The Bank is also active in the origination and sale of residential mortgage loans and the origination of small business loans. The guaranteed portion of small business loans, guaranteed by the Small Business Administration (“SBA”), is typically sold to third party investors in a transaction apart from the loan’s origination. As of June 30, 2016, the Bank offers its products and services through twenty banking offices, five lending centers and various electronic capabilities, including remote deposit services and mobile banking services. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Eagle Commercial Ventures, LLC, a direct subsidiary of the Company, provides subordinated financing for the acquisition, development and construction of real estate projects; these transactions involve higher levels of risk, together with commensurate higher returns. Refer to Higher Risk Lending – Revenue Recognition below.

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

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of June 30, 2016, December 31, 2015 and June 30, 2015. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an excess servicing asset, which is computed on a loan by loan basis with the unamortized amount being included in intangible assets in the Consolidated Balance Sheets. This excess servicing asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other income in the Consolidated Statement of Operations.

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

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Certain additional interest is included as a component of noninterest income.  ECV had four higher risk loan transactions outstanding as of June 30, 2016, as compared to four higher risk loan transactions outstanding as of December 31, 2015, amounting to $9.6 million and $9.2 million, respectively.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method for financial reporting purposes. Premises and equipment are depreciated over the useful lives of the assets, which generally range from three to seven years for furniture, fixtures and equipment, to three to five years for computer software and hardware, and to five to twenty years for building improvements. Leasehold improvements are amortized over the terms of the respective leases, which may include renewal options where management has the positive intent to exercise such options, or the estimated useful lives of the improvements, whichever is shorter. The costs of major renewals and betterments are capitalized, while the costs of ordinary maintenance and repairs are expensed as incurred. These costs are included as a component of premises and equipment expenses on the Consolidated Statements of Operations.

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

Income Taxes

The Company employs the asset and liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are necessary for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at June 30, 2016, December 31, 2015, or June 30, 2015.

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

New Authoritative Accounting Guidance

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. As amended, the new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently evaluating the provisions of ASU 2014-09 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that adjustments to provisional amounts that are identified during the measurement period of a business combination be recognized in the reporting period in which the adjustment amounts are determined. Furthermore, the income statement effects of such adjustments, if any, must be calculated as if the accounting had been completed at the acquisition date. The portion of the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under previous guidance, adjustments to provisional amounts identified during the measurement period are to be recognized retrospectively. ASU 2015-16 was effective for the Company on January 1, 2016 and the initial adoption did not have a significant impact on its financial statements.

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

ASU 2016-02, "Leases (Topic 842)." Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): (1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. They have the option to use certain relief; full retrospective application is prohibited. The Company is currently evaluating the provisions of ASU 2016-02 and will be closely monitoring developments and additional guidance to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

Additionally, the Bank maintains interest-bearing balances with the Federal Home Loan Bank of Atlanta and noninterest bearing balances with domestic correspondent banks as compensation for services they provide to the Bank.

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
June 30, 2016	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$37,981	$789	$69	$38,701
Residential mortgage backed securities	258,406	2,709	231	260,884
Municipal bonds	98,835	5,788	1	104,622
Corporate bonds	5,009	-	40	4,969
Other equity investments	310	26	-	336
	$400,541	$9,312	$341	$409,512

		Gross	Gross	Estimated
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$56,775	$477	$277	$56,975
Residential mortgage backed securities	299,709	692	3,160	297,241
Municipal bonds	114,253	4,131	3	118,381
Corporate bonds	15,090	-	152	14,938
Other equity investments	307	27	-	334
	$486,134	$5,327	$3,592	$487,869

In addition, at June 30, 2016, the Company held $19.9 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
June 30, 2016	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	5	$6,798	$69	$-	$-	$6,798	$69
Residential mortgage backed securities	20	14,956	33	23,512	198	38,468	231
Municipal bonds	1	2,500	1	-	-	2,500	1
Corporate bonds	2	3,702	30	1,267	10	4,969	40
	28	$27,956	$133	$24,779	$208	$52,735	$341

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2015	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	13	$32,927	$277	$-	$-	$32,927	$277
Residential mortgage backed securities	92	157,871	1,438	58,954	1,722	216,825	3,160
Municipal bonds	2	1,559	3	-	-	1,559	3
Corporate bonds	4	14,938	152	-	-	14,938	152
	111	$207,295	$1,870	$58,954	$1,722	$266,249	$3,592

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.4 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of June 30, 2016 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity.

The amortized cost and estimated fair value of investments available-for-sale by contractual maturity are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$19,550	$19,603	$31,436	$31,361
After one year through five years	18,431	19,098	18,826	19,047
Five years through ten years	-	-	6,513	6,567
Residential mortgage backed securities	258,406	260,884	299,709	297,241
Municipal bonds maturing:
One year or less	4,303	4,320	4,450	4,478
After one year through five years	36,708	38,945	41,213	43,720
Five years through ten years	56,747	60,109	66,001	67,398
After ten years	1,077	1,248	2,589	2,785
Corporate bonds
After one year through five years	5,009	4,969	15,090	14,938
Other equity investments	310	336	307	334
	$400,541	$409,512	$486,134	$487,869

For the six months ended June 30, 2016, gross realized gains on sales of investments securities were $1.3 million and gross realized losses on sales of investment securities were $184 thousand.  For the six months ended June 30, 2015, gross realized gains on sales of investments securities were $2.5 million and gross realized losses on sales of investment securities were $294 thousand.

Proceeds from sales and calls of investment securities for the six months ended June 30, 2016 were $87.7 million, and in 2015 were $65.7 million.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at June 30, 2016 was $386 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

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

At June 30, 2016 the Bank had mortgage banking derivative financial instruments with a notional value of $121.0 million related to its forward contracts. The net fair value of these derivative instruments at June 30, 2016 was $519 thousand, which is included in other assets and $693 thousand included in other liabilities. At June 30, 2015 the Bank had mortgage banking derivative financial instruments with a notional value of $48.6 million related to its forward contracts. The net fair value of these derivative instruments at June 30, 2015 was $165 thousand included in other assets and $15 thousand included in other liabilities.

Included in noninterest income for the three and six months ended June 30, 2016 was a net gain of $110 thousand and $319 thousand, relating to mortgage banking derivative instruments. The amount included in noninterest income for the three and six months ended June 30, 2016 pertaining to its mortgage banking hedging activities was a loss of $139 thousand and $306 thousand. Included for the three and six months ended June 30, 2015 was a net loss of $101 thousand and $71 thousand, relating to mortgage banking derivative instruments. The amount included in noninterest income for the three and six months ended June 30, 2015 pertaining to its mortgage banking hedging activities was a net realized gain of $147 thousand and $318 thousand.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at June 30, 2016, December 31, 2015, and June 30, 2015 are summarized by type as follows:

	June 30, 2016		December 31, 2015		June 30, 2015
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,140,863	21%	$1,052,257	21%	$960,506	21%
Income producing - commercial real estate	2,461,581	45%	2,115,478	42%	1,863,583	41%
Owner occupied - commercial real estate	584,358	11%	498,103	10%	497,834	11%
Real estate mortgage - residential	150,129	3%	147,365	3%	149,842	3%
Construction - commercial and residential	847,268	16%	985,607	20%	901,617	20%
Construction - C&I (owner occupied)	100,063	2%	79,769	2%	54,134	1%
Home equity	110,697	2%	112,885	2%	118,544	3%
Other consumer	8,470	-	6,904	-	4,837	-
Total loans	5,403,429	100%	4,998,368	100%	4,550,897	100%
Less: Allowance for Credit Losses	(56,536)		(52,687)		(48,921)
Net loans	$5,346,893		$4,945,681		$4,501,976

Unamortized net deferred fees amounted to $20.2 million, $18.4 million, and $16.1 million at June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

As of June 30, 2016 and December 31, 2015, the Bank serviced $91.0 million and $78.8 million, respectively, of SBA loans which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At June 30, 2016, owner occupied commercial real estate and construction - C&I (owner occupied) represent 13% of the loan portfolio. At June 30, 2016, non-owner occupied commercial real estate and real estate construction represented approximately 61% of the loan portfolio. The combined owner occupied and commercial real estate loans represent 74% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at June 30, 2016 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2.5% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 2% of the loan portfolio at June 30, 2016 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

Approximately 3% of the loan portfolio consists of residential mortgage loans. The repricing duration of these loans was 22 months. These credits represent first liens on residential property loans originated by the Bank. While the Bank’s general practice is to originate and sell (servicing released) loans made by its Residential Lending department, from time to time certain loan characteristics do not meet the requirements of third party investors and these loans are instead maintained in the Bank’s portfolio.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $947 million at June 30, 2016. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 57.0% of the outstanding ADC loan portfolio at June 30, 2016. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

On July 24, 2015, the Company completed the sale of the indirect consumer loan portfolio acquired in the merger with Virginia Heritage Bank (the “Merger”), amounting to approximately $80.3 million as of the time of sale. A fair value adjustment on the sale of $879 thousand was recorded as an adjustment to the intangibles established in the Merger.

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner Occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total
Three months ended June 30, 2016
Allowance for credit losses:
Balance at beginning of period	$13,622	$15,794	$3,931	$1,051	$18,466	$1,483	$261	$54,608
Loans charged-off	(1,888)	(1)	-	-	-	(92)	(18)	(1,999)
Recoveries of loans previously charged-off	14	-	1	1	8	7	8	39
Net loans (charged-off) recoveries	(1,874)	-	1	1	8	(85)	(10)	(1,960)
Provision for credit losses	1,638	3,279	270	9	(1,450)	158	(16)	3,888
Ending balance	$13,386	$19,072	$4,202	$1,061	$17,024	$1,556	$235	$56,536
Six months ended June 30, 2016
Allowance for credit losses:
Balance at beginning of period	$11,563	$14,122	$3,279	$1,268	$21,088	$1,292	$75	$52,687
Loans charged-off	(2,693)	(591)	-	-	-	(96)	(25)	(3,405)
Recoveries of loans previously charged-off	86	4	2	3	204	8	16	323
Net loans charged-off	(2,607)	(587)	2	3	204	(88)	(9)	(3,082)
Provision for credit losses	4,430	5,537	921	(210)	(4,268)	352	169	6,931
Ending balance	$13,386	$19,072	$4,202	$1,061	$17,024	$1,556	$235	$56,536
As of June 30, 2016
Allowance for credit losses:
Individually evaluated for impairment	$2,634	$1,697	$450	$-	$350	$88	$-	$5,219
Collectively evaluated for impairment	10,752	17,375	3,752	1,061	16,674	1,468	235	51,317
Ending balance	$13,386	$19,072	$4,202	$1,061	$17,024	$1,556	$235	$56,536

Three months ended June 30, 2015
Allowance for credit losses:
Balance at beginning of period	$13,777	$11,652	$3,127	$1,055	$16,383	$1,509	$276	$47,779
Loans charged-off	(2,307)	(79)	-	-	-	-	(16)	(2,402)
Recoveries of loans previously charged-off	24	18	1	1	9	2	18	73
Net loans (charged-off) recoveries	(2,283)	(61)	1	1	9	2	2	(2,329)
Provision for credit losses	1,417	820	(15)	26	1,241	(15)	(3)	3,471
Ending balance	$12,911	$12,411	$3,113	$1,082	$17,633	$1,496	$275	$48,921
Six months ended June 30, 2015
Allowance for credit losses:
Balance at beginning of period	$13,222	$11,442	$2,954	$1,259	$15,625	$1,469	$104	$46,075
Loans charged-off	(3,305)	(397)	-	-	-	(419)	(87)	(4,208)
Recoveries of loans previously charged-off	75	18	2	3	104	4	67	273
Net loans charged-off	(3,230)	(379)	2	3	104	(415)	(20)	(3,935)
Provision for credit losses	2,919	1,348	157	(180)	1,904	442	191	6,781
Ending balance	$12,911	$12,411	$3,113	$1,082	$17,633	$1,496	$275	$48,921
As of June 30, 2015
Allowance for credit losses:
Individually evaluated for impairment	$4,066	$491	$386	$-	$803	$293	$-	$6,039
Collectively evaluated for impairment	8,845	11,920	2,727	1,082	16,830	1,203	275	42,882
Ending balance	$12,911	$12,411	$3,113	$1,082	$17,633	$1,496	$275	$48,921

The Company’s recorded investments in loans as of June 30, 2016, December 31, 2015 and June 30, 2015 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

(dollars in thousands)	Commercial	Income Producing Commercial Real Estate	Owner occupied Commercial Real Estate	Real Estate Mortgage Residential	Construction Commercial and Residential	Home Equity	Other Consumer	Total

June 30, 2016
Recorded investment in loans:
Individually evaluated for impairment	$12,402	$19,778	$1,699	$254	$5,413	$121	$-	$39,667
Collectively evaluated for impairment	1,128,461	2,441,803	582,659	149,875	941,918	110,576	8,470	5,363,762
Ending balance	$1,140,863	$2,461,581	$584,358	$150,129	$947,331	$110,697	$8,470	$5,403,429

December 31, 2015
Recorded investment in loans:
Individually evaluated for impairment	$13,008	$6,118	$1,753	$-	$10,454	$161	$22	$31,516
Collectively evaluated for impairment	1,039,249	2,109,360	496,350	147,365	1,054,922	112,724	6,882	4,966,852
Ending balance	$1,052,257	$2,115,478	$498,103	$147,365	$1,065,376	$112,885	$6,904	$4,998,368

June 30, 2015
Recorded investment in loans:
Individually evaluated for impairment	$17,966	$2,371	$1,827	$-	$17,891	$887	$18	$40,960
Collectively evaluated for impairment	942,540	1,861,212	496,007	149,842	937,860	117,657	4,819	4,509,937
Ending balance	$960,506	$1,863,583	$497,834	$149,842	$955,751	$118,544	$4,837	$4,550,897

At June 30, 2016, nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) and Virginia Heritage Bank (“Virginia Heritage”) have a carrying value of $500 thousand and $1.2 million, and an unpaid principal balance of $558 thousand and $2.3 million, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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

The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of June 30, 2016, December 31, 2015 and June 30, 2015.

(dollars in thousands)	Pass	Watch and Special Mention	Substandard	Doubtful	Total Loans

June 30, 2016
Commercial	$1,112,108	$17,842	$10,913	$-	$1,140,863
Income producing - commercial real estate	2,424,180	22,763	14,638	-	2,461,581
Owner occupied - commercial real estate	572,598	10,499	1,261	-	584,358
Real estate mortgage – residential	149,181	694	254	-	150,129
Construction - commercial and residential	938,148	3,770	5,413	-	947,331
Home equity	108,954	1,622	121	-	110,697
Other consumer	8,467	3	-	-	8,470
Total	$5,313,636	$57,193	$32,600	$-	$5,403,429

December 31, 2015
Commercial	$1,021,427	$17,822	$13,008	$-	$1,052,257
Income producing - commercial real estate	2,096,032	13,328	6,118	-	2,115,478
Owner occupied - commercial real estate	488,496	7,854	1,753	-	498,103
Real estate mortgage – residential	146,651	714	-	-	147,365
Construction - commercial and residential	1,049,926	4,996	10,454	-	1,065,376
Home equity	110,870	1,854	161	-	112,885
Other consumer	6,877	5	22	-	6,904
Total	$4,920,279	$46,573	$31,516	$-	$4,998,368

June 30, 2015
Commercial	$920,429	$22,111	$17,966	$-	$960,506
Investment - commercial real estate	1,837,021	24,191	2,371	-	1,863,583
Owner occupied - commercial real estate	487,922	8,085	1,827	-	497,834
Real estate mortgage – residential	149,101	741	-	-	149,842
Construction - commercial and residential	937,069	791	17,891	-	955,751
Home equity	115,945	1,712	887	-	118,544
Other consumer	4,819	-	18	-	4,837
Total	$4,452,306	$57,631	$40,960	$-	$4,550,897

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

The following table presents, by class of loan, information related to nonaccrual loans as of the periods ended June 30, 2016, December 31, 2015 and June 30, 2015.

(dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015

Commercial	$3,775	$4,940	$9,684
Income producing - commercial real estate	10,234	5,961	2,062
Owner occupied - commercial real estate	1,261	1,268	1,297
Real estate mortgage - residential	576	329	338
Construction - commercial and residential	5,413	557	585
Home equity	121	161	887
Other consumer	-	23	18
Total nonaccrual loans (1)(2)	$21,380	$13,239	$14,871

(1)	Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $7.3 million at June 30, 2016, $11.8 million at December 31, 2015 and $13.7 million at June 30, 2015.
(2)

Gross interest income of $687 thousand would have been recorded for the six months ended June 30, 2016 if nonaccrual loans shown above had been current and in accordance with their original terms, while interest actually recorded on such loans was $174 thousand. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of June 30, 2016 and December 31, 2015.

(dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Recorded Investment in Loans

June 30, 2016
Commercial	$2,074	$577	$3,775	$6,426	$1,134,437	$1,140,863
Income producing - commercial real estate	-	14,758	10,234	24,992	2,436,589	2,461,581
Owner occupied - commercial real estate	1,744	1,233	1,261	4,238	580,120	584,358
Real estate mortgage – residential	2,547	-	576	3,123	147,006	150,129
Construction - commercial and residential	-	4,227	5,413	9,640	937,691	947,331
Home equity	189	620	121	930	109,767	110,697
Other consumer	19	130	-	149	8,321	8,470
Total	$6,573	$21,545	$21,380	$49,498	$5,353,931	$5,403,429

December 31, 2015
Commercial	$4,130	$1,364	$4,940	$10,434	$1,041,823	$1,052,257
Income producing - commercial real estate	2,841	-	5,961	8,802	2,106,676	2,115,478
Owner occupied - commercial real estate	3,189	902	1,268	5,359	492,744	498,103
Real estate mortgage – residential	-	-	329	329	147,036	147,365
Construction - commercial and residential	-	5,020	557	5,577	1,059,799	1,065,376
Home equity	-	77	161	238	112,647	112,885
Other consumer	56	60	23	139	6,765	6,904
Total	$10,216	$7,423	$13,239	$30,878	$4,967,490	$4,998,368

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

The following table presents, by class of loan, information related to impaired loans for the periods ended June 30, 2016, December 31, 2015 and June 30, 2015.

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average Recorded Investment		Interest Income Recognized
(dollars in thousands)	Principal Balance	With No Allowance	With Allowance	Recorded Investment	Related Allowance	Quarter To Date	Year To Date	Quarter To Date	Year To Date

June 30, 2016
Commercial	$17,471	$150	$12,252	$12,402	$2,634	$12,782	$12,747	$42	$58
Income producing - commercial real estate	19,778	-	19,778	19,778	1,697	19,842	15,267	58	116
Owner occupied - commercial real estate	1,699	-	1,699	1,699	450	1,712	1,725	-	-
Real estate mortgage – residential	254	254	-	254	-	256	280	-	-
Construction - commercial and residential	5,413	4,871	542	5,413	350	5,418	7,096	-	-
Home equity	121	-	121	121	88	122	135	-	-
Other consumer	-	-	-	-	-	-	7	-	-
Total	$44,736	$5,275	$34,392	$39,667	$5,219	$40,132	$37,257	$100	$174

December 31, 2015
Commercial	$16,123	$2,396	$10,283	$12,679	$3,478	$9,340	$9,973	$21	$69
Income producing - commercial real estate	6,811	1,190	4,928	6,118	1,033	10,675	10,294	95	354
Owner occupied - commercial real estate	1,753	946	807	1,753	400	1,772	1,810	-	-
Real estate mortgage – residential	329	329	-	329	-	331	336	-	-
Construction - commercial and residential	10,454	4,877	5,577	10,454	950	8,031	7,594	(93)	205
Home equity	161	116	45	161	38	411	650	-	-
Other consumer	22	19	3	22	3	47	31	(1)	1
Total	$35,653	$9,873	$21,643	$31,516	$5,902	$30,607	$30,688	$22	$629

June 30, 2015
Commercial	$20,959	$9,569	$8,397	$17,966	$4,066	$10,606	$11,396	$9	$9
Income producing - commercial real estate	3,064	1,231	1,140	2,371	491	9,914	10,107	36	71
Owner occupied - commercial real estate	1,827	998	829	1,827	386	1,849	1,862	-	-
Construction - commercial and residential	17,891	12,250	5,641	17,891	803	7,496	8,041	99	198
Home equity	887	117	770	887	293	888	1,058	-	-
Other consumer	18	18	-	18	-	14	29	1	1
Total	$44,646	$24,183	$16,777	$40,960	$6,039	$30,767	$32,493	$145	$279

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

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company during the periods ended June 30, 2016 and December 31, 2015.

	Number of	TDRs Performing	TDRs Not Performing	Total
(dollars in thousands)	Contracts	to Modified Terms	to Modified Terms	TDRs

June 30, 2016
Commercial	6	$1,751	$204	$1,955
Income producing - commercial real estate	2	5,140	-	5,140
Owner occupied - commercial real estate	1	438	-	438
Construction - commercial and residential	1	-	4,998	4,998
Total	10	$7,329	$5,202	$12,531

December 31, 2015
Commercial	4	$1,171	$211	$1,382
Income producing - commercial real estate	2	5,160	-	5,160
Owner occupied - commercial real estate	1	485	-	485
Construction - commercial and residential	1	5,020	-	5,020
Total	8	$11,836	$211	$12,047

During the first six months of 2016, there was one default on a $5.0 million restructured loan, as compared to the first six months of 2015, which had no defaults on restructured loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There was one nonperforming TDR totaling $5.0 million reclassified to nonperforming loans during the six months ended June 30, 2016. There were no nonperforming TDRs reclassified to nonperforming loans during the six months ended June 30, 2015. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If a loan modified in a TDR subsequently defaults, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were two loans totaling $590 thousand modified in a TDR during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 which had one loan modified in a TDR totaling $272 thousand.

Note 6. Interest Rate Swap Derivatives

The Company uses interest rate swap agreements to assist in its interest rate risk management. The Company’s objective in using interest rate derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into forward starting interest rate swaps in April 2015 as part of its interest rate risk management strategy intended to mitigate the potential risk of rising interest rates on the Bank’s cost of funds. The notional amounts of the interest rate swaps do not represent amounts exchanged by the counterparties, but rather, the notional amount is used to determine, along with other terms of the derivative, the amounts to be exchanged between the counterparties. The interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from two counterparties in exchange for the Company making fixed payments beginning in April 2016. The Company is hedging its exposure to the variability in potential future interest rate conditions on existing financial instruments.

As of June 30, 2016, the Company had three forward starting interest rate swap transactions outstanding that had a notional amount of $250.0 million associated with the Company’s variable rate deposits. The net unrealized loss before income tax on the swaps was $11.2 million at June 30, 2016 and $1.4 million at December 31, 2015. The unrealized loss is due to the increase in expected spreads between short and longer term interest rates between the date the forward starting swap was entered into and June 30, 2016.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company recognized an immaterial amount in earnings due to hedge ineffectiveness during the six month period ended June 30, 2016. The Company did not recognize any hedge ineffectiveness in earnings during the period ended June 30, 2015.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the quarter ended June 30, 2016, the Company reclassified $742 thousand related to derivatives from accumulated other comprehensive income to interest expense. During the next twelve months, the Company estimates (based on interest rates as of June 30, 2016) that $3.1 million will be reclassified as an increase in interest expense.

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

As of June 30, 2016, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our capital status) that were in a net liability position totaled $11.2 million. As of June 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $11.7 million against its obligations under these agreements. If the Company had breached any of these provisions at June 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

The table below identifies the balance sheet category and fair values of the Company’s derivative instruments (all of which are designated as cash flow hedges) as of June 30, 2016 and December 31, 2015.

	Swap	Notional	Fair	Balance Sheet		Pay
June 30, 2016	Number	Amount	Value	Category	Receive Rate	Rate	Maturity

(dollars in thousands)
Interest rate swap	(1)	$75,000	$(2,509)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(4,806)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	(3,862)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022

	Swap	Notional	Fair	Balance Sheet		Pay
December 31, 2015	Number	Amount	Value	Category	Receive Rate	Rate	Maturity

(dollars in thousands)
Interest rate swap	(1)	$75,000	$(368)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(665)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	(384)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the six months ended June 30, 2016 and for the year ended December 31, 2015.

		Six Months Ended June 30, 2016
		Effective Portion			Ineffective Portion
			Reclassified from AOCI		Recognized in Income
		Amount of	into income		on Derivatives
	Swap	Pre-tax gain (loss)		Amount of		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Category	Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$(2,509)	Interest Expense	$(218)	Other Expense	$(2)
Interest rate swap	(2)	(4,806)	Interest Expense	(267)	Other Expense	-
Interest rate swap	(3)	(3,862)	Interest Expense	(257)	Other Expense	(2)

		Year Ended December 31, 2015
		Effective Portion			Ineffective Portion
			Reclassified from AOCI		Recognized in Income
		Amount of	into income		on Derivatives
	Swap	Pre-tax gain (loss)		Amount of		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Category	Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$(368)		$-		$-
Interest rate swap	(2)	(665)		-		-
Interest rate swap	(3)	(384)		-		-

Note 7. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the six and three months ended June 30, 2016 and 2015 is presented in the table below. There were no residential real estate loans in the process of foreclosure as of June 30, 2016.  For the six and three months ended June 30, 2016, proceeds on sales of OREO were $3.1 million and $490 thousand, respectively. The net gain on sale was $563 thousand for the six months ended June 30, 2016. There was a loss of $10 thousand on the sale of one OREO property during the three months ended June 30, 2016 and a gain of $573 thousand resulting from the sale of one OREO property during the first quarter of 2016.

	Six Months Ended		Three Months Ended
(dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Balance beginning of period	$5,852	$13,224	$3,846	$12,338
Real estate acquired from borrowers	-	1,500	-	1,500
Valuation allowance	(200)	(750)	(194)	-
Properties sold	(2,500)	(3,259)	(500)	(3,123)
Balance end of period	$3,152	$10,715	$3,152	$10,715

Note 8. Long-Term Borrowings

ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The Company adopted ASU 2015-03 as of the end of its fiscal year 2015, and applied its provisions retrospectively.

The following table presents information related to the Company’s long-term borrowings for the periods ended June 30, 2016, December 31, 2015 and June 30, 2015.

(dollars in thousands)	June 30, 2016	December 31, 2015	June 30, 2015

Subordinated Notes, 5.75%	$70,000	$70,000	$70,000
Subordinated Notes, 8.5%	-	-	4,050
Less: debt issurance costs	(1,011)	(1,072)	(1,134)
Long-term borrowings	$68,989	$68,928	$72,916

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

During 2015, the Company redeemed the remaining balance of $9.3 million of subordinated notes, with an interest rate of 8.50%, due 2021. These notes totaled $4.05 million at June 30, 2015.

Note 9. Net Income per Common Share

The calculation of net income per common share for the six and three months ended June 30, 2016 and 2015 was as follows.

	Six Months Ended June 30,		Three Months Ended June 30,
(dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Basic:
Net income available to common shareholders	$47,467	$39,997	$24,145	$20,759
Average common shares outstanding	33,554	32,231	33,588	33,367
Basic net income per common share	$1.41	$1.24	$0.72	$0.62

Diluted:
Net income available to common shareholders	$47,467	$39,997	$24,145	$20,759
Average common shares outstanding	33,554	32,231	33,588	33,367
Adjustment for common share equivalents	592	664	595	631
Average common shares outstanding-diluted	34,146	32,895	34,183	33,998
Diluted net income per common share	$1.39	$1.22	$0.71	$0.61

Anti-dilutive shares	6.5	13.0	6.5	13.0

Note 10. Stock-Based Compensation

The Company maintains the 2016 Stock Plan (“2016 Plan”), the 2006 Stock Plan (“2006 Plan”) and the 2011 Employee Stock Purchase Plan (“2011 ESPP”).

In connection with the acquisition of Fidelity, the Company assumed the Fidelity 2004 Long Term Incentive Plan and the 2005 Long Term Incentive Plan (the “Fidelity Plans”).

In connection with the acquisition of Virginia Heritage, the Company assumed the Virginia Heritage 2006 Stock Option Plan and the 2010 Long Term Incentive Plan (the “Virginia Heritage Plans”).

No additional options may be granted under the 2006 Plan, the Fidelity Plans or the Virginia Heritage Plans.

The Company adopted the 2016 Plan upon approval by the shareholders at the 2016 Annual Meeting held on May 12, 2016. The 2016 Plan provides directors and selected employees of the Bank, the Company and their affiliates with the opportunity to acquire shares of stock, through awards of options, time vested restricted stock, performance-based restricted stock and stock appreciation rights. Under the 2016 Plan, 1,000,000 shares of common stock are reserved for issuance. A registration statement for such was filed June 6, 2016.

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

In May 2016, the Company awarded incentive stock options to purchase 1,500 shares which have a ten-year term and vest in four equal installments beginning on the first anniversary of the date of grant.

Below is a summary of changes in stock option shares pursuant to our equity compensation plans for the six months ended June 30, 2016 and 2015. The information excludes restricted stock units and awards.

	Six Months Ended June 30,
	2016		2015
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Beginning balance	298,740	$9.97	759,683	$11.36
Issued	1,500	49.91	-	-
Exercised	(22,669)	12.82	(369,952)	12.70
Forfeited	(1,100)	15.48	(1,650)	15.48
Expired	(6,037)	13.57	(8,007)	16.90
Ending balance	270,434	$9.85	380,074	$9.92

The following summarizes information about stock options outstanding at June 30, 2016. The information excludes restricted stock units and awards.

				Weighted-Average
Outstanding:		Stock Options	Weighted-Average	Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life
$5.76	$9.21	156,945	$5.76	2.52
$9.22	$15.47	95,532	12.63	1.17
$15.48	$22.66	7,548	19.72	6.92
$22.67	$49.50	10,409	38.80	7.70
		270,434	$9.85	2.37

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2015 and 2014.

Exercisable:		Stock Options	Weighted-Average
Range of Exercise Prices		Exercisable	Exercise Price
$5.76	$9.21	104,898	$5.76
$9.22	$15.47	95,532	12.63
$15.48	$22.66	6,228	19.66
$22.67	$49.50	2,409	24.61
		209,067	$9.53

The expected lives are based on the “simplified” method allowed by ASC Topic 718 “Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options was $10.1 million at June 30, 2016. The total intrinsic value of stock options exercised during the six months ended June 30, 2016 and 2015 was $791 thousand and $8.2 million, respectively. The total fair value of stock options vested was $40 thousand and $82 thousand for the six months ended June 30, 2016 and 2015, respectively. Unrecognized stock-based compensation expense related to stock options totaled $132 thousand at June 30, 2016. At such date, the weighted-average period over which this unrecognized stock option expense is expected to be recognized was 3.03 years.

The Company has unvested restricted stock awards and PRSU grants of 303,612 shares under the 2006 Plan at June 30, 2016. Unrecognized stock based compensation expense related to restricted stock awards totaled $8.4 million at June 30, 2016. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.88 years. The following table summarizes the unvested restricted stock awards at June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016		2015
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at beginning	369,093	$24.43	509,336	$21.58
Issued	139,732	45.45	78,070	36.06
Forfeited	(9,475)	40.58	(1,632)	29.18
Vested	(195,738)	22.53	(193,930)	20.66
Unvested at end	303,612	$34.83	391,844	$24.89

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At June 30, 2016, the 2011 ESPP had 425,573 shares remaining for issuance.

Included in salaries and employee benefits the Company recognized $3.3 million and $2.4 million in stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 11. Other Comprehensive Income

The following table presents the components of other comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended June 30, 2016
Net unrealized gain on securities available-for-sale	$2,395	$958	$1,437
Less: Reclassification adjustment for net gains included in net income	(498)	(199)	(299)
Total unrealized gain	1,897	759	1,138

Net unrealized loss on derivatives	(3,100)	(1,240)	(1,860)
Less: Reclassification adjustment for losses included in net income	742	297	445
Total unrealized loss	(2,358)	(943)	(1,415)

Other Comprehensive Loss	$(461)	$(184)	$(277)

Three Months Ended June 30, 2015
Net unrealized loss on securities available-for-sale	$(3,405)	$(1,362)	$(2,043)
Net unrealized gain on derivatives	3,181	1,272	1,909
Less: Reclassification adjustment for net gains included in net income	-	-	-
Other Comprehensive Loss	$(224)	$(90)	$(134)

Six Months Ended June 30, 2016
Net unrealized gain on securities available-for-sale	$8,358	$3,343	$5,015
Less: Reclassification adjustment for net gains included in net income	(1,122)	(449)	(673)
Total unrealized gain	7,236	2,894	4,342

Net unrealized loss on derivatives	(10,503)	(4,201)	(6,302)
Less: Reclassification adjustment for losses included in net income	742	297	445
Total unrealized loss	(9,761)	(3,904)	(5,857)

Other Comprehensive Loss	$(2,525)	$(1,010)	$(1,515)
Six Months Ended June 30, 2015
Net unrealized loss on securities available-for-sale	$(187)	$(75)	$(112)
Net unrealized gain on derivatives	3,181	1,272	1,909
Less: Reclassification adjustment for net gains included in net income	(2,164)	(866)	(1,298)
Other Comprehensive Income	$830	$331	$499

The following table presents the changes in each component of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2016 and 2015.

			Accumulated Other
	Securities		Comprehensive
(dollars in thousands)	Available For Sale	Derivatives	(Loss) Income

Three Months Ended June 30, 2016
Balance at Beginning of Period	$4,245	$(5,292)	$(1,047)
Other comprehensive income (loss) before reclassifications	1,437	(1,860)	(423)
Amounts reclassified from accumulated other comprehensive income	(299)	445	146
Net other comprehensive income (loss) during period	1,138	(1,415)	(277)
Balance at End of Period	$5,383	$(6,707)	$(1,324)

Three Months Ended June 30, 2015
Balance at Beginning of Period	$3,280	$-	$3,280
Other comprehensive (loss) income before reclassifications	(2,043)	1,909	(134)
Amounts reclassified from accumulated other comprehensive income	-	-	-
Net other comprehensive (loss) income during period	(2,043)	1,909	(134)
Balance at End of Period	$1,237	$1,909	$3,146

Six Months Ended June 30, 2016
Balance at Beginning of Period	$1,041	$(850)	$191
Other comprehensive income (loss) before reclassifications	5,015	(6,302)	(1,287)
Amounts reclassified from accumulated other comprehensive income	(673)	445	(228)
Net other comprehensive income (loss) during period	4,342	(5,857)	(1,515)
Balance at End of Period	$5,383	$(6,707)	$(1,324)

Six Months Ended June 30, 2015
Balance at Beginning of Period	$2,647	$-	$2,647
Other comprehensive (loss) income before reclassifications	(112)	1,909	1,797
Amounts reclassified from accumulated other comprehensive income	(1,298)	-	(1,298)
Net other comprehensive (loss) income during period	(1,410)	1,909	499
Balance at End of Period	$1,237	$1,909	$3,146

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015.

Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Statement Where Net Income is Presented
	Three Months Ended June 30,
	2016	2015
Realized gain on sale of investment securities	$498	$-	Gain on sale of investment securities
Interest expense derivative deposits	(482)	-	Interest expense on deposits
Interest expense derivative borrowings	(260)	-	Interest expense on short-tem borrowings
	98	-	Tax expense
Total Reclassifications for the Period	$(146)	$-	Net Income

Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line Item in the Statement Where Net Income is Presented
	Six Months Ended June 30,
	2016	2015
Realized gain on sale of investment securities	$1,122	$2,164	Gain on sale of investment securities
Interest expense derivative deposits	(482)	-	Interest expense on deposits
Interest expense derivative borrowings	(260)	-	Interest expense on short-tem borrowings
	(152)	(866)	Tax expense
Total Reclassifications for the Period	$228	$1,298	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
June 30, 2016
Assets:
Investment securities available for sale:
U. S. agency securities	$-	$38,701	$-	$38,701
Residential mortgage backed securities	-	260,884	-	260,884
Municipal bonds	-	104,622	-	104,622
Corporate bonds	-	4,969	-	4,969
Other equity investments	117	-	219	336
Loans held for sale	-	59,323	-	59,323
Mortgage banking derivatives	-	-	519	519
Total assets measured at fair value on a recurring basis as of June 30, 2016	$117	$468,499	$738	$469,354

Liabilities:
Mortgage banking derivatives	$-	$-	$693	$693
Interest rate swap derivatives	-	11,177	-	11,177
Total liabilities measured at fair value on a recurring basis as of June 30, 2016	$-	$11,177	$693	$11,870

December 31, 2015
Assets:
Investment securities available for sale:
U. S. agency securities	$-	$56,975	$-	$56,975
Residential mortgage backed securities	-	297,241	-	297,241
Municipal bonds	-	118,381	-	118,381
Corporate bonds	-	14,938	-	14,938
Other equity investments	115	-	219	334
Loans held for sale	-	47,492	-	47,492
Mortgage banking derivatives	-	-	24	24
Total assets measured at fair value on a recurring basis as of December 31, 2015	$115	$535,027	$243	$535,385

Liabilities:
Mortgage banking derivatives	$-	$-	$30	$30
Interest rate swap derivatives	-	1,417	-	1,417
Total liabilities measured at fair value on a recurring basis as of December 31, 2015	$-	$1,417	$30	$1,447

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

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Other Equity	Mortgage Banking
(dollars in thousands)	Investments	Derivatives	Total
Assets:
Beginning balance at January 1, 2016	$219	$24	$243
Realized gain (loss) included in earnings - net mortgage banking derivatives	-	495	495
Principal redemption	-	-	-
Ending balance at June 30, 2016	$219	$519	$738

Liabilities:
Beginning balance at January 1, 2016	$-	$30	$30
Realized (gain) loss included in earnings - net mortgage banking derivatives	-	663	663
Principal redemption	-	-	-
Ending balance at June 30, 2016	$-	$693	$693

	Other Equity	Mortgage Banking
(dollars in thousands)	Investments	Derivatives	Total
Assets:
Beginning balance at January 1, 2015	$219	$146	$365
Realized gain (loss) included in earnings - net mortgage banking derivatives	-	(122)	(122)
Principal redemption	-	-	-
Ending balance at December 31, 2015	$219	$24	$243

Liabilities:
Beginning balance at January 1, 2015	$-	$250	$250
Realized (gain) loss included in earnings - net mortgage banking derivatives	-	(220)	(220)
Principal redemption	-	-	-
Ending balance at December 31, 2015	$-	$30	$30

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

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
June 30, 2016
Impaired loans:
Commercial	$-	$-	$9,768	$9,768
Income producing - commercial real estate	-	-	18,081	18,081
Owner occupied - commercial real estate	-	-	1,249	1,249
Real estate mortgage - residential	-	-	254	254
Construction - commercial and residential	-	-	5,063	5,063
Home equity	-	-	33	33
Other consumer	-	-	-	-
Other real estate owned	-	-	3,152	3,152
Total assets measured at fair value on a nonrecurring basis as of June 30, 2016	$-	$-	$37,600	$37,600

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2015
Impaired loans:
Commercial	$-	$-	$9,201	$9,201
Income producing - commercial real estate	-	-	5,085	5,085
Owner occupied - commercial real estate	-	-	1,353	1,353
Real estate mortgage - residential	-	-	329	329
Construction - commercial and residential	-	-	9,504	9,504
Home equity	-	-	123	123
Other consumer	-	-	19	19
Other real estate owned	-	-	5,852	5,852
Total assets measured at fair value on a nonrecurring basis as of December 31, 2015	$-	$-	$31,466	$31,466

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2016, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Loans held for sale: The fair value of loans held for sale is the carrying value and is based on commitments outstanding from investors as well as what secondary markets are currently offering for portfolios with similar characteristics for residential mortgage loans held for sale since such loans are typically committed to be sold (servicing released) at a profit.

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

The estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Assets
Cash and due from banks	$11,013	$11,013	$-	$11,013	$-
Federal funds sold	5,444	5,444	-	5,444	-
Interest bearing deposits with other banks	230,041	230,041	-	230,041	-
Investment securities	409,512	409,512	117	409,176	219

Federal Reserve and Federal Home Loan Bank stock	19,864	19,864	-	19,864	-
Loans held for sale	59,323	59,323	-	59,323	-
Loans	5,403,429	5,407,489	-	-	5,407,489
Bank owned life insurance	59,357	59,357	-	59,357	-
Annuity investment	11,934	11,934	-	11,934	-
Mortgage banking derivatives	519	519	-	-	519
Interst rate swap derivatives	-	-	-	-	-

Liabilities
Noninterest bearing deposits	1,631,732	1,631,732	-	1,631,732	-
Interest bearing deposits	2,927,847	2,927,847	-	2,927,847	-
Certificates of deposit	776,409	776,949	-	776,949	-
Customer repurchase agreements	80,508	80,508	-	80,508	-
Borrowings	118,989	118,996	-	118,996	-
Mortgage banking derivatives	693	693	-	-	693
Interst rate swap derivatives	11,177	11,177	-	11,177	-

December 31, 2015
Assets
Cash and due from banks	$10,270	$10,270	$-	$10,270	$-
Federal funds sold	3,791	3,791	-	3,791	-
Interest bearing deposits with other banks	284,302	284,302	-	284,302	-
Investment securities	487,869	487,869	115	487,535	219

Federal Reserve and Federal Home Loan Bank stock	16,903	16,903	-	16,903	-
Loans held for sale	47,492	47,492	-	47,492	-
Loans	4,998,368	5,000,717	-	-	5,000,717
Bank owned life insurance	58,682	58,682	-	58,682	-
Annuity investment	12,136	12,136	-	12,136	-
Mortgage banking derivatives	24	24	-	-	24
Interest rate swap derivatives	-	-	-	-	-

Liabilities
Noninterest bearing deposits	1,405,067	1,405,067	-	1,405,067	-
Interest bearing deposits	3,014,122	3,014,122	-	3,014,122	-
Certificates of deposit	739,255	736,973	-	736,973	-
Customer repurchase agreements	72,356	72,356	-	72,356	-
Borrowings	70,000	69,992	-	69,992	-
Mortgage banking derivatives	30	30	-	-	30
Interest rate swap derivatives	1,417	1,417	-	1,417	-

Note 13.  Supplemental Executive Retirement Plan

The Bank maintains the Supplemental Executive Retirement and Death Benefit Agreements (the “SERP Agreements”) with certain of the Bank’s executive officers other than Mr. Paul, which upon the executive’s retirement, will provide for a stated monthly payment for such executive’s lifetime, subject to certain death benefits described below. The retirement benefit is computed as a percentage of each executive’s projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreements provide that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement, (b) death, disability and change-in-control shall result in immediate vesting, and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreements further provide for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive’s beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. The annuity contracts accrued $27 thousand of income for the quarter ended June 30, 2016, offset by an annual fee on annuity contracts of $101 thousand, and which were included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $11.9 million at June 30, 2016 and is included in other assets on the Consolidated Balance Sheet. For the three and six months ended June 30, 2016, the Company recorded benefit expense accruals of $253 thousand and $505 thousand for this post retirement benefit.

Upon death of an executive, the annuity contract related to such executive terminates. The Bank has purchased additional bank owned life insurance contracts, which would effectively finance payments (up to a 15 year certain amount) to the executives’ named beneficiaries.

Note 14. Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were issued. On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “Notes”). The Notes were offered to the public at par. The Company plans to use the net proceeds of the offering for general corporate purposes, including but not limited to contribution of capital to its subsidiaries, including EagleBank, to support continued growth.

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

GENERAL

The Company is a growth oriented, one-bank holding company headquartered in Bethesda, Maryland, which is currently celebrating eighteen years of successful operations. The Company provides general commercial and consumer banking services through the Bank, its wholly owned banking subsidiary, a Maryland chartered bank which is a member of the Federal Reserve System. The Company was organized in October 1997, to be the holding company for the Bank. The Bank was organized in 1998 as an independent, community oriented, full service banking alternative to the super regional financial institutions, which dominate the primary market area. The Company’s philosophy is to provide superior, personalized service to its customers. The Company focuses on relationship banking, providing each customer with a number of services and becoming familiar with and addressing customer needs in a proactive, personalized fashion. As of June 30, 2016 the Bank has a total of twenty branch offices, including nine in Northern Virginia, seven in Montgomery County, Maryland, and four in Washington, D.C. A relocated Georgetown branch is expected to open in a new location later in 2016.

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

RESULTS OF OPERATIONS

Earnings Summary

For the six months ended June 30, 2016, the Company’s net income was $47.5 million, an 18% increase over the $40.4 million for the six months ended June 30, 2015. Net income available to common shareholders for the six months ended June 30, 2016 increased 19% to $47.5 million as compared to $40.0 million for the same period in 2015. Net income per basic common share for the six months ended June 30, 2016 was $1.41 compared to $1.24 for the same period in 2015, a 14% increase. Net income per diluted common share for the six months ended June 30, 2016 was $1.39 compared to $1.22 for the same period in 2015, also a 14% increase.

For the three months ended June 30, 2016, the Company’s net income was $24.1 million, a 15% increase over the $20.9 million for the three months ended June 30, 2015. Net income available to common shareholders for the three months ended June 30, 2016 increased 16% to $24.1 million as compared to $20.8 million for the same period in 2015. Net income per basic common share for the three months ended June 30, 2016 was $0.72 compared to $0.62 for the same period in 2015, a 16% increase. Net income per diluted common share for the three months ended June 30, 2016 was $0.71 compared to $0.61 for the same period in 2015, also a 16% increase.

The increase in net income for the six months ended June 30, 2016 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 11% over the same period in 2015. Net interest income grew 13% for the six months ended June 30, 2016 as compared to the same period in 2015 due to average earning asset growth of 14%.

For the six months ended June 30, 2016, the Company reported an annualized return on average assets (“ROAA”) of 1.56% as compared to 1.50% for the six months ended June 30, 2015. The annualized return on common equity (“ROACE”) for the six months ended June 30, 2016 was 12.39%, as compared to 12.67% for the six months ended June 30, 2015, the lower ROACE due to the higher average capital position.

The increase in net income for the three months ended June 30, 2016 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 12% over the same period in 2015. Net interest income grew 11% for the three months ended June 30, 2016 as compared to the same period in 2015 due to average earning asset growth of 12%.

For the three months ended June 30, 2016, the Company reported an annualized ROAA of 1.57% as compared to 1.51% for the three months ended June 30, 2015. The annualized ROACE for the three months ended June 30, 2016 was 12.40%, as compared to 12.18% for the three months ended June 30, 2015, the higher ROACE during the three months ended June 30, 2016 is due to increased earnings partially offset by the impact of a higher average capital position.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, decreased 7 basis points from 4.37% for the six months ended June 30, 2015 to 4.30% for the six months ended June 30, 2016. For the first six months in 2016, the Company has been able to maintain its loan portfolio yields relatively close to 2015 levels (5.11% versus 5.28%) due to disciplined loan pricing practices, while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. Average earning assets yields were lower by 6 basis points (4.68% versus 4.74%) in the first six months of 2016 as compared to the same period in 2015. The average cost of interest bearing liabilities increased by 3 basis points (to 0.59% from 0.56%) for the six months ended June 30, 2016 as compared to the same period in 2015. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 9 basis points for the first six months in 2016 (4.09% versus 4.18%) as compared to 2015.

In spite of the decline in the net interest spread, the Company believes it has managed its cost of funds aggressively and been extremely disciplined in setting new loan rates. The benefit of noninterest sources funding earning assets increased by 2 basis points to 21 basis points from 19 basis points for the six months ended June 30, 2016 versus the same period in 2015. The combination of a 9 basis point decrease in the net interest spread and a 2 basis point increase in the value of noninterest sources resulted in the 7 basis point decrease in the net interest margin for the first six months of 2016 as compared to the same period in 2015. The net interest margin was positively impacted by 2 basis points in the six months ended June 30, 2016 as a result of $765 thousand in amortization of the credit mark adjustment from the Merger. The net interest margin was positively impacted by 9 basis points in the six months ended June 30, 2015 as a result of $2.3 million in amortization of the credit mark adjustment from the Merger.

The net interest margin decreased 3 basis points from 4.33% for the three months ended June 30, 2015 to 4.30% for the three months ended June 30, 2016. Average earning assets yields were 4.70% for both the three months ended June 30, 2016 and 2015. The average cost of interest bearing liabilities increased by 7 basis points (to 0.63% from 0.56%) for the three months ended June 30, 2016 as compared to the same period in 2015. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 7 basis points for the three months ended June 30, 2016 (4.07% versus 4.14%) as compared to 2015.

The benefit of noninterest sources funding earning assets increased by 4 basis points to 23 basis points from 19 basis points for the three months ended June 30, 2016 versus the same period in 2015. The combination of a 7 basis point decrease in the net interest spread and a 4 basis point increase in the value of noninterest sources resulted in the 3 basis point decrease in the net interest margin for the three months ended June 30, 2016 as compared to the same period in 2015. The net interest margin was positively impacted by 2 basis points in the three months ended June 30, 2016 as a result of $391 thousand in amortization of the credit mark from the Merger. The net interest margin was positively impacted by 8 basis points in the three months ended June 30, 2015 as a result of $1.0 million in amortization of the credit mark adjustment from the Merger.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 90% of the Company’s total revenue for the six months ended June 30, 2016.

For the first six months of 2016, total loans grew 8% over December 31, 2015, and averaged 16% higher in the first six months of 2016 as compared to the first six months of 2015. For the first six months of 2016, total deposits increased 3% over December 31, 2015, and averaged 15% higher for the first six months of 2016 compared with the first six months of 2015.

In order to fund growth in average loans of 16% over the six months ended June 30, 2016 as compared to the same period in 2015, as well as sustain significant liquidity, the Company has relied on both core deposit growth and brokered or wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts primarily as a result of effectively building new and enhanced client relationships.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, increased to 88% of average earning assets for the first six months of 2016 from 86% for the first six months of 2015. For the first six months of 2016, as compared to the same period in 2015, average loans, excluding loans held for sale, increased $730.0 million, a 16% increase. The increase in average loans in the first six months of 2016 as compared to the first six months of 2015 is primarily attributable to growth in income producing- commercial real estate, commercial, and owner occupied – commercial real estate loans. The mix of average investment securities for the six month periods ended June 30, 2016 and 2015 amounted to 8% and 7% of average earning assets, respectively. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 4% of average earning assets in the first six months of 2016 and 7% for the same period in 2015, due to the higher growth of average loans versus funding sources for the six months ended June 30, 2016 as compared to the same period in 2015. The average combination of federal funds sold, interest bearing deposits with other banks and loans held for sale decreased $117.5 million for the six months ended June 30, 2016 as compared to the same period in 2015.

The provision for credit losses was $6.9 million for the six months ended June 30, 2016 as compared to $6.8 million for the six months ended June 30, 2015. The slightly higher provisioning in the first six months of 2016, as compared to the first six months of 2015, is due to higher loan growth, as net loans increased $405.1 million during the first six months of 2016, as compared to an increase of $238.5 during the same period in 2015, and to overall improved asset quality. Net charge-offs of $3.1 million in the first six months of 2016 represented an annualized 0.12% of average loans, excluding loans held for sale, as compared to $3.9 million, or an annualized 0.18% of average loans, excluding loans held for sale, in the first six months of 2015. Net charge-offs in the first six months of 2016 were attributable primarily to commercial ($2.6 million) and income producing – commercial real estate ($585 thousand).

The provision for credit losses was $3.9 million for the three months ended June 30, 2016 as compared to $3.5 million for the three months ended June 30, 2015. The higher provisioning in the second quarter of 2016, as compared to the second quarter of 2015, is primarily due to loan growth, as loan growth of $247.6 million in the three months ended June 30, 2016 exceeded net loan growth of $106.0 million in the same period in 2015, and to overall improved asset quality. Net charge-offs of $2.0 million in the second quarter of 2016 represented an annualized 0.15% of average loans, excluding loans held for sale, as compared to $2.3 million, or an annualized 0.21% of average loans, excluding loans held for sale, in the second quarter of 2015. Net charge-offs in the second quarter of 2016 were attributable primarily to commercial loans ($1.9 million).

At June 30, 2016 the allowance for credit losses represented 1.05% of loans outstanding, as compared to 1.05% at December 31, 2015, and 1.07% at June 30, 2015. The minor decrease in the allowance for credit losses as a percentage of total loans at June 30, 2016, as compared to June 30, 2015, is the result of loan growth and continuing improvement in historical losses. The allowance for credit losses represented 264% of nonperforming loans at June 30, 2016, as compared to 329% at June 30, 2015 and 398% at December 31, 2015.

Total noninterest income for the six months ended June 30, 2016 was $13.9 million as compared to $14.0 million for the six months ended June 30, 2015, a 1% decrease. This decrease was primarily due to a decline of $2.1 million in gains on the sale of residential mortgage loans due to lower origination and sales volume, which was offset by a $926 thousand increase in other income, an increase of $723 thousand in gains on SBA loan sales, and an increase of $256 thousand in service charges on deposits. Residential mortgage loans closed were $346 million for the first six months of 2016 versus $549 million for the first six months of 2015. Excluding investment securities gains and the related loss on early extinguishment of debt, total noninterest income was $12.7 million for the six months ended June 30, 2016, as compared to $13.0 million for the same period in 2015, a 2% decrease.

Total noninterest income for the three months ended June 30, 2016 increased to $7.6 million from $6.2 million for the three months ended June 30, 2015, a 22% increase. This increase was primarily due to an increase of $820 thousand in gains on the sale of SBA loans, an increase in gains realized on the sale of investment securities of $498 thousand, and an increase in service charges on deposits of $141 thousand. There was a small decline in gains on sales of residential mortgages of $122 thousand. Residential mortgage loans closed were $214 million for the second quarter in 2016 versus $264 million for the second quarter of 2015. Net investment gains were $498 thousand for the three months ended June 30, 2016. There were no net investment gains for the three months ended June 30, 2015. Excluding gains on sales of investment securities in the second quarter of 2016, noninterest income was $7.1 million in the second quarter of 2016 as compared to $6.2 million for the second quarter of 2015, an increase of 14%.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 40.20% for the six months ended June 30, 2016, as compared to 43.28% for the same period in 2015. Total noninterest expenses totaled $56.4 million for the six months ended June 30, 2016, as compared to $54.7 million for the six months ended June 30, 2015, a 3% increase. Cost increases for salaries and benefits were $1.6 million, due primarily to increased staff, merit increases, and incentive compensation. Premises and equipment expenses were $449 thousand lower, primarily due to the closing of one branch acquired in the Merger and to sublease arrangements. Marketing and advertising expense increased by $274 thousand primarily due to costs associated with digital and print advertising and sponsorships. Legal, accounting and professional fees increased by $222 thousand primarily due to increased professional fees. Data processing expense increased $215 thousand primarily due to licensing agreements.

The efficiency ratio was 39.63% for the second quarter of 2016, as compared to 41.70% for the second quarter of 2015. Total noninterest expenses totaled $28.3 million for the three months ended June 30, 2016, as compared to $26.6 million for the three months ended June 30, 2015, a 6% increase. Cost increases for salaries and benefits were $1.2 million, due primarily to increased staff, merit increases and incentive compensation. Premises and equipment expenses were $265 thousand lower, due primarily to the closing of one branch office acquired in the Merger, and transactions to reduce space in two additional offices. Marketing and advertising expense increased by $185 thousand primarily due to costs associated with digital and print advertising and sponsorships. Legal, accounting and professional fees increased by $141 thousand primarily due to increased professional fees. Other expenses increased by $480 thousand primarily due to higher broker fees and other expenses.

The ratio of common equity to total assets increased from 12.05% at June 30, 2015 to 12.39% at June 30, 2016, due primarily to higher retained earnings (from $190 million to $281 million). As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the three months ended June 30, 2016, net interest income increased 11% over the same period for 2015. Average loans increased by $766 million and average deposits increased by $523 million. The net interest margin was 4.30% for the three months ended June 30, 2016, as compared to 4.33% for the same period in 2015. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

For the first six months of 2016, net interest income increased 13% over the same period for 2015. Average loans increased by $730 million and average deposits increased by $667 million. The net interest margin was 4.30% for the first six months of 2016, as compared to 4.37% for the same period in 2015. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

The tables below present the average balances and rates of the major categories of the Company’s assets and liabilities for the three and six months ended June 30, 2016 and 2015. Included in the tables are a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields And Rates (Unaudited)

(dollars in thousands)

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$184,821	$196	0.43%	$394,501	$238	0.24%
Loans held for sale (1)	47,111	428	3.63%	52,580	483	3.67%
Loans (1) (2)	5,266,305	66,783	5.10%	4,499,871	59,395	5.29%
Investment securities available for sale (2)	460,195	2,356	2.06%	383,169	2,305	2.41%
Federal funds sold	8,576	9	0.42%	2,720	2	0.29%
Total interest earning assets	5,967,008	69,772	4.70%	5,332,841	62,423	4.70%

Total noninterest earning assets	279,972			276,288
Less: allowance for credit losses	55,816			48,060
Total noninterest earning assets	224,156			228,228
TOTAL ASSETS	$6,191,164			$5,561,069

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$243,836	$152	0.25%	$179,389	$60	0.13%
Savings and money market	2,573,184	2,828	0.44%	2,407,858	2,102	0.35%
Time deposits	760,786	1,550	0.82%	797,258	1,525	0.77%
Total interest bearing deposits	3,577,806	4,530	0.51%	3,384,505	3,687	0.44%
Customer repurchase agreements	71,767	39	0.22%	53,953	34	0.25%
Other short-term borrowings	66,484	344	2.05%	-	-	-
Long-term borrowings	68,970	1,037	5.95%	73,629	1,152	6.19%
Total interest bearing liabilities	3,785,027	5,950	0.63%	3,512,087	4,873	0.56%

Noninterest bearing liabilities:
Noninterest bearing demand	1,600,695			1,270,729
Other liabilities	22,124			22,712
Total noninterest bearing liabilities	1,622,819			1,293,441

Shareholders’ equity	783,318			755,541
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,191,164			$5,561,069

Net interest income		$63,822			$57,550
Net interest spread			4.07%			4.14%
Net interest margin			4.30%			4.33%
Cost of funds			0.40%			0.37%

(1) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $3.7 million and $2.9 million for the three months ended June 30, 2016 and 2015, respectively.

(2) Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.

Consolidated Average Balances, Interest Yields and Rates (Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$210,476	$480	0.46%	$317,494	$376	0.24%
Loans held for sale (1)	38,179	701	3.67%	49,670	914	3.68%
Loans (1) (2)	5,168,346	131,432	5.11%	4,438,401	116,143	5.28%
Investment securities available for sale (2)	479,191	4,944	2.07%	372,814	4,444	2.40%
Federal funds sold	9,770	22	0.45%	8,724	11	0.25%
Total interest earning assets	5,905,962	137,579	4.68%	5,187,103	121,888	4.74%

Total noninterest earning assets	280,752			276,965
Less: allowance for credit losses	54,866			47,579
Total noninterest earning assets	225,886			229,386
TOTAL ASSETS	$6,131,848			$5,416,489

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$216,916	$252	0.23%	$165,737	$110	0.13%
Savings and money market	2,664,106	5,348	0.40%	2,342,286	3,975	0.34%
Time deposits	753,618	3,073	0.82%	768,668	2,844	0.75%
Total interest bearing deposits	3,634,640	8,673	0.48%	3,276,691	6,929	0.43%
Customer repurchase agreements	71,076	76	0.22%	54,091	61	0.23%
Other short-term borrowings	33,242	344	2.05%	41,464	54	0.26%
Long-term borrowings	68,954	2,074	5.95%	92,657	2,563	5.50%
Total interest bearing liabilities	3,807,912	11,167	0.59%	3,464,903	9,607	0.56%

Noninterest bearing liabilities:
Noninterest bearing demand	1,526,446			1,217,024
Other liabilities	27,373			25,850
Total noninterest bearing liabilities	1,553,819			1,242,874

Shareholders’ equity	770,117			708,712
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,131,848			$5,416,489

Net interest income		$126,412			$112,281
Net interest spread			4.09%			4.18%
Net interest margin			4.30%			4.37%
Cost of funds			0.38%			0.37%

(1) Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $7.5 million and $5.6 million for the six months ended June 30, 2016 and 2015, respectively.

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

During the first six months of 2016, the allowance for credit losses increased $3.8 million, reflecting $6.9 million in provision for credit losses and $3.1 million in net charge-offs during the period. The provision for credit losses was $6.9 million for the six months ended June 30, 2016 as compared to $6.8 million for the same period in 2015. At June 30, 2016, the allowance for credit losses represented 1.05% of loans outstanding, compared to 1.05% at December 31, 2015 and 1.07% at June 30, 2015. The slightly higher provisioning in the first six months of 2016, as compared to the first six months of 2015, is due to higher loan growth, as net loans increased $405.1 million during the first six months of 2016, as compared to an increase of $238.5 during the same period in 2015, and to overall improved asset quality. Net charge-offs of $3.1 million in the first six months of 2016 represented an annualized 0.12% of average loans, excluding loans held for sale, as compared to $3.9 million or an annualized 0.18% of average loans, excluding loans held for sale, in the first six months of 2015.

During the three months ended June 30, 2016, the allowance for credit losses increased $1.9 million, reflecting $3.9 million in provision for credit losses and $2.0 million in net charge-offs during the period. The provision for credit losses was $3.9 million for the three months ended June 30, 2016 as compared to $3.5 million for the same period in 2015. The slightly higher provisioning in the second quarter of 2016, as compared to the same period in 2015, is due to higher loan growth, as net loans increased $247.6 million during the second quarter of 2016, as compared to an increase of $106.0 during the same period in 2015, and to overall improved asset quality. Net charge-offs of $2.0 million for the second quarter of 2016 represented an annualized 0.15% of average loans, excluding loans held for sale, as compared to $3.5 million or an annualized 0.21% of average loans, excluding loans held for sale, in the same period in 2015.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Balance at beginning of year	$52,687	$46,075
Charge-offs:
Commercial	2,693	3,305
Income producing - commercial real estate	591	397
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	-
Construction - commercial and residential	-	-
Construction - C&I (owner occupied)	-	-
Home equity	96	419
Other consumer	25	87
Total charge-offs	3,405	4,208

Recoveries:
Commercial	86	75
Income producing - commercial real estate	4	18
Owner occupied - commercial real estate	2	2
Real estate mortgage - residential	3	3
Construction - commercial and residential	204	104
Construction - C&I (owner occupied)	-	-
Home equity	8	4
Other consumer	16	67
Total recoveries	323	273
Net charge-offs	3,082	3,935
Provision for Credit Losses	6,931	6,781
Balance at end of period	$56,536	$48,921

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.18%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	June 30, 2016		December 31, 2015		June 30, 2015
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$13,386	21%	$11,563	21%	$12,911	21%
Income producing - commercial real estate	19,072	45%	14,122	42%	12,411	41%
Owner occupied - commercial real estate	4,202	11%	3,279	10%	3,113	11%
Real estate mortgage - residential	1,061	3%	1,268	3%	1,082	3%
Construction - commercial and residential	15,226	16%	20,133	20%	16,634	20%
Construction - C&I (owner occupied)	1,798	2%	955	2%	999	1%
Home equity	1,556	2%	1,292	2%	1,496	3%
Other consumer	235	-	75	-	275	-
Total allowance	$56,536	100%	$52,687	100%	$48,921	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of troubled debt restructurings (“TDRs”) and other real estate owned, totaled $24.5 million at June 30, 2016 representing 0.39% of total assets, as compared to $19.1 million of nonperforming assets, or 0.31% of total assets, at December 31, 2015 and $25.6 million of nonperforming assets, or 0.44% of total assets, at June 30, 2015. The Company had no accruing loans 90 days or more past due at June 30, 2016, December 31, 2015 or June 30, 2015. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.05% of total loans at June 30, 2016, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had ten TDR’s at June 30, 2016 totaling approximately $12.5 million. Eight of these loans, totaling approximately $7.3 million, are performing under the modified terms, and as a result are not disclosed in the table below. During the first six months of 2016, there was one default on a $5.0 million restructured loan, as compared to the first six months of 2015, which had no defaults on restructured loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There was one nonperforming TDR totaling $5.0 million reclassified to nonperforming loans during the six months ended June 30, 2016. There were no nonperforming TDRs reclassified to nonperforming loans during the six months ended June 30, 2015. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There were two loans totaling $590 thousand modified in a TDR during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 which had one loan modified in a TDR totaling $272 thousand.

 Total nonperforming loans amounted to $21.4 million at June 30, 2016 (0.40% of total loans), compared to $13.2 million at December 31, 2015 (0.26% of total loans) and $14.9 million at June 30, 2015 (0.33% of total loans). The increase in the ratio of nonperforming loans to total loans at June 30, 2016 as compared to June 30, 2015 was due to an increase in the level of nonperforming loans.

Included in nonperforming assets at June 30, 2016 was $3.2 million of OREO, consisting of six foreclosed properties. The Company had eight foreclosed properties with a net carrying value of $5.9 million at December 31, 2015 and nine foreclosed properties with a net carrying value of $10.7 million at June 30, 2015.  OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first six months of 2016, two foreclosed property with a net carrying value of $2.5 million were sold for a net gain of $563 thousand. The decrease in OREO at June 30, 2016, is due to the sale of two OREO properties.

The following table shows the amounts of nonperforming assets at the dates indicated.

	June 30,		December 31,
(dollars in thousands)	2016	2015	2015
Nonaccrual Loans:
Commercial	$3,775	$9,684	$4,940
Income producing - commercial real estate	10,234	2,062	5,961
Owner occupied - commercial real estate	1,261	1,297	1,268
Real estate mortgage - residential	576	338	329
Construction - commercial and residential	5,413	585	557
Construction - C&I (owner occupied)	-	-	-
Home equity	121	887	161
Other consumer	-	18	23
Accrual loans-past due 90 days	-	-	-
Total nonperforming loans (1)	21,380	14,871	13,239
Other real estate owned	3,152	10,715	5,852
Total nonperforming assets	$24,532	$25,586	$19,091

Coverage ratio, allowance for credit losses to total nonperforming loans	264.44%	328.98%	397.95%
Ratio of nonperforming loans to total loans	0.40%	0.33%	0.26%
Ratio of nonperforming assets to total assets	0.39%	0.44%	0.31%

(1)

Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There was one loan totaling $5.0 million that migrated from performing TDR during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, where there were no loans that migrated from performing TDR.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At June 30, 2016, there were $11.5 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $11.5 million in potential problem loans at June 30, 2016 compared to $18.6 million at December 31, 2015, and $26.4 million at June 30, 2015.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, loss on extinguishment of debt, income from BOLI and other income.

Total noninterest income for the six months ended June 30, 2016 was $13.9 million as compared to $14.0 million for the six months ended June 30, 2015, a 1% decrease. This decrease was primarily due to a decline of $2.1 million in gains on the sale of residential mortgage loans due to lower origination and sales volume, a $926 thousand increase in other income, an increase of $723 thousand in gains on SBA loan sales, and an increase of $256 thousand in service charges on deposits. Residential mortgage loans closed were $345.8 million for the first six months of 2016 versus $548.9 million for the first six months of 2015. Net investment gains were $1.1 million for the six months ended June 30, 2016 compared to $2.2 million for the same period in 2015. The Company recognized a $1.1 million loss on the early extinguishment of debt during March 2015 due to the early payoff of FHLB advances; however, no such losses were recognized during the first six months of 2016. Excluding investment securities gains and the related loss on early extinguishment of debt, total noninterest income was $12.7 million for the six months ended June 30, 2016, as compared to $13.0 million for the same period in 2015, a 2% decrease.

Total noninterest income for the three months ended June 30, 2016 increased to $7.6 million from $6.2 million for the three months ended June 30, 2015, a 22% increase. This increase was primarily due to an increase of $820 thousand in gains on the sale of SBA loans, an increase in gains realized on the sale of investment securities of $498 thousand, and an increase in service charges on deposits of $141 thousand. There was a small decline in gains on sales of residential mortgages of $122 thousand. Residential mortgage loans closed were $213.8 million for the second quarter in 2016 versus $264.2 million for the second quarter of 2015. Net investment gains were $498 thousand for the three months ended June 30, 2016. There were no net investment gains for the three months ended June 30, 2015. Excluding gains on sales of investment securities in the second quarter of 2016, noninterest income was $7.1 million in the second quarter of 2016 as compared to $6.2 million for the second quarter of 2015, an increase of 14%.

For the six months ended June 30, 2016, service charges on deposit accounts increased by $256 thousand to $2.9 million from $2.6 million in the same period in 2015, an increase of 10%. For the three months ended June 30, 2016, service charges on deposit accounts increased by $141 thousand to $1.4 million from $1.3 million in the same period in 2015, an increase of 11%. The increase for the six and three month periods was primarily related to increased transaction volume.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of these mortgage loans yielded gains of $4.1 million for the six months ended June 30, 2016 compared to $6.3 million in the same period in 2015. Sales of residential mortgage loans yielded gains of $2.9 million for the three months ended June 30, 2016 compared to $3.0 million in the same period in 2015. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the six months ended June 30, 2016. The reserve amounted to $85 thousand at June 30, 2016 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $1.3 million and $1.1 million for the six and three months ended June 30, 2016 compared to $587 thousand and $247 thousand for the six and three month periods in 2015. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Net investment gains were $1.1 million for the six months ended June 30, 2016 compared to $2.2 million for the same period in 2015. A $1.1 million loss on the early extinguishment of debt was recorded in March of 2015 due to the early payoff of FHLB advances. This decision was made in light of deposit growth in the quarter and expected benefits to the cost of funds going forward.

Other income totaled $3.6 million for the six months ended June 30, 2016 as compared to $2.7 million for the same period in 2015, an increase of 34% due primarily to a $573 thousand gain on the sale of one OREO property. ATM fees increased to $752 thousand for the six months ended June 30, 2016 from $644 thousand for the same period in 2015, a 17% increase. Noninterest loan fees decreased to $1.5 million for the six months ended June 30, 2016 from $1.6 million for the same period in 2015, a 4% decrease. Noninterest fee income increased to $701 thousand for the six months ended June 30, 2016 from $336 thousand for the same period in 2015, a 108% increase.

Other income remained relatively stable at $1.3 million for the three months ended June 30, 2016 and the same period in 2015, an increase of 2%. ATM fees increased to $388 thousand for the three months ended June 30, 2016 from $350 thousand for the same period in 2015, an 11% increase. Noninterest loan fees decreased to $667 thousand for the three months ended June 30, 2016 from $891 thousand for the same period in 2015, a 25% decrease. Noninterest fee income totaled $157 thousand for the three months ended June 30, 2016 an increase of $226 thousand, or 328%, over the balance for the same period in 2015.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, FDIC insurance, merger expenses, and other expenses.

Total noninterest expenses totaled $56.4 million for the six months ended June 30, 2016, as compared to $54.7 million for the six months ended June 30, 2015. Total noninterest expenses totaled $28.3 million for the three months ended June 30, 2016, as compared to $26.6 million for the three months ended June 30, 2015.

Salaries and employee benefits were $32.0 million for the six months ended June 30, 2016, as compared to $30.4 million for 2015, a 5% increase. Salaries and employee benefits were $15.9 million for the three months ended June 30, 2016, as compared to $14.7 million for 2015, an 8% increase. Cost increases for both the six and three month periods for salaries and benefits were due primarily to increased staff, merit increases and incentive compensation. At June 30, 2016, the Company’s full time equivalent staff numbered 470, as compared to 434 at December 31, 2015 and 447 at June 30, 2015.

Premises and equipment expenses amounted to $7.6 million for the six months ended June 30, 2016 as compared to $8.1 million for the same period in 2015, a 6% decrease. Premises and equipment expenses amounted to $3.8 million for the three months ended June 30, 2016 as compared to $4.1 million for the same period in 2015, a 7% decrease. For the six month period, premises and equipment expenses were lower due primarily to the closing of one branch office acquired in the Merger and to sublease arrangements. For the three month period, premises and equipment expenses were lower due primarily to the closing of one branch office acquired in the Merger and transactions to reduce space in two additional offices. For the six and three months ended June 30, 2016, the Company recognized $298 thousand and $165 thousand of sublease revenue as compared to $132 thousand and $30 thousand for the same periods in 2015. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses increased to $1.7 million for the six months ended June 30, 2016 from $1.4 million for the same period in 2015, a 19% increase. Marketing and advertising expenses increased to $920 thousand for the three months ended June 30, 2016 from $735 thousand for the same period in 2015, a 25% increase. The increase in both the six and three month periods was primarily due to costs associated with digital and print advertising and sponsorships.

Data processing expenses increased to $3.8 million for the six months ended June 30, 2016 from $3.6 million in the same period in 2015, a 6% increase. Data processing expenses remained steady at $1.8 million for the three months ended June 30, 2016 and the same period in 2015, a 1% decrease. The increase in expenses for the six month period was primarily due to licensing agreements.

Legal, accounting and professional fees increased to $2.1 million for the six months ended June 30, 2016 from $1.9 million in the same period in 2015, a 12% increase. Legal, accounting and professional fees increased to $1.0 million for the three months ended June 30, 2016 from $870 thousand in the same period in 2015, a 16% increase. The increase in expenses for both the six and three month periods were primarily due to professional fees for credit administration training, consultants, the customer call center, and employee fitness centers which are professionally managed by a third-party company.

Other expenses remained relatively stable at $7.6 million for the six months ended June 30, 2016 and the same period in 2015, a decrease of 1%. For the three months ended June 30, 2016, other expenses amounted to $4.1 million as compared to $3.6 million for the same period in 2015, an increase of 13%. The major components of cost in this category include core deposit intangible amortization, franchise taxes, director compensation and expenses for the operations of OREO property, as well as valuation adjustments on OREO property. Other expenses for the three months period ended June 30, 2016 increased primarily due to higher broker fees and other expenses.

The efficiency ratio, which measures the ratio of noninterest expense to total revenue, was 40.20% for the first six months of 2016, as compared to 43.28% for the same period in 2015. As a percentage of average assets, total noninterest expense (annualized) improved to 1.84% for the six months ended June 30, 2016 as compared to 2.02% for the same period in 2015. For the second quarter of 2016 the efficiency ratio improved to 39.63% from 41.70% for the second quarter of 2015. As a percentage of average assets, total noninterest expense (annualized) improved to 1.83% for the three months ended June 30, 2016 as compared to 1.91% for the same period in 2015. Cost control remains a significant operating objective of the Company.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 38.3% for the six months ended June 30, 2016 as compared to 37.8% for the same period in 2015. For the second quarter of 2016, the Company’s effective tax rate increased to 38.4% for the three months ended June 30, 2016 as compared to 37.9% for the same period in 2015. The higher effective tax rate for the six and three months ended June 30, 2016 relates to relatively lower levels of tax exempt income compared to taxable income.

FINANCIAL CONDITION

Summary

Total assets at June 30, 2016 were $6.37 billion, an 11% increase as compared to $5.75 billion at June 30, 2015, and a 5% increase as compared to $6.08 billion at December 31, 2015. Total loans (excluding loans held for sale) were $5.40 billion at June 30, 2016, a 19% increase as compared to $4.55 billion at June 30, 2015, and an 8% increase as compared to $5.00 billion at December 31, 2015. Loans held for sale amounted to $59.3 million at June 30, 2016 as compared to $132.7 million at June 30, 2015, a 55% decrease, and $47.5 million at December 31, 2015, a 25% increase. The investment portfolio totaled $409.5 million at June 30, 2016, a 3% decrease from the $423.7 million balance at June 30, 2015. As compared to December 31, 2015, the investment portfolio at June 30, 2016 decreased by $78.4 million or 16%.

Total deposits at June 30, 2016 were $5.34 billion, compared to deposits of $4.83 billion at June 30, 2015, an 11% increase, and deposits of $5.16 billion at December 31, 2015, a 3% increase. Total borrowed funds (excluding customer repurchase agreements) were $119.0 million at June 30, 2016 as compared to $72.9 million at June 30, 2015, a 63% increase, and $68.9 million at December 31, 2015, a 73% increase. During April 2016, $50.0 million in FHLB advances were borrowed as part of the overall asset liability strategy and to support loan growth. These advances remained outstanding as of June 30, 2016 and mature in October 2016. We continue to work on expanding the breadth and depth of our existing relationships while we pursue building new relationships.

Total shareholders’ equity at June 30, 2016 increased to $788.6 million, compared to $765.1 million at June 30, 2015, a 3% increase, and $738.6 million at December 31, 2015, a 7% increase. The smaller increase in shareholders’ equity at June 30, 2016 compared to the same period in 2015 reflects increased earnings offset by the redemption of all $71.9 million of the preferred stock issued under the Small Business Lending Fund ("SBLF") during the fourth quarter of 2015. The ratio of common equity to total assets was 12.39% at June 30, 2016, as compared to 12.05% at June 30, 2015 and 12.16% at December 31, 2015. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 12.73% at June 30, 2016, as compared to 13.75% at June 30, 2015, and 12.75% at December 31, 2015. In addition, the tangible common equity ratio was 10.88% at June 30, 2016, compared to 10.34% at June 30, 2015 and 10.56% at December 31, 2015.

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

Loans, net of amortized deferred fees and costs, at June 30, 2016, December 31, 2015 and June 30, 2015 by major category are summarized below.

	June 30, 2016		December 31, 2015		June 30, 2015
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,140,863	21%	$1,052,257	21%	$960,506	21%
Income producing - commercial real estate	2,461,581	45%	2,115,478	42%	1,863,583	41%
Owner occupied - commercial real estate	584,358	11%	498,103	10%	497,834	11%
Real estate mortgage - residential	150,129	3%	147,365	3%	149,842	3%
Construction - commercial and residential	847,268	16%	985,607	20%	901,617	20%
Construction - C&I (owner occupied)	100,063	2%	79,769	2%	54,134	1%
Home equity	110,697	2%	112,885	2%	118,544	3%
Other consumer	8,470	-	6,904	-	4,837	-
Total loans	5,403,429	100%	4,998,368	100%	4,550,897	100%
Less: allowance for credit losses	(56,536)		(52,687)		(48,921)
Net loans	$5,346,893		$4,945,681		$4,501,976

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

Loans outstanding reached $5.40 billion at June 30, 2016, an increase of $853 million, or 19%, as compared to $4.55 billion at June 30, 2015, and an increase of $405 million, or 8%, as compared to $5.00 billion at December 31, 2015. The loan growth during the six months ended June 30, 2016 was predominantly in the income producing- commercial real estate, commercial, and owner occupied commercial real estate categories. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio. Multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects, while suburban office leasing softened.  Overall, commercial real estate values have generally held up well with price escalation in prime pockets. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

Owner occupied commercial real estate and construction - C&I (owner occupied) represent 13% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 74% consisting of commercial real estate and real estate construction loans. When owner occupied commercial real estate and construction - C&I (owner occupied) is excluded, the percentage of total loans represented by commercial real estate decreases to 61%. Real estate also serves as collateral for loans made for other purposes, resulting in 84% of all loans being secured by real estate.

In July 2015, the Company sold the indirect consumer loan portfolio acquired in the Merger, amounting to approximately $80.3 million as of the time of sale. The sale of this non-strategic loan class allowed the Company to deploy the funds into commercial and commercial real estate loans, its core competency, improve its yield on earning assets and reduce operating expenses. The estimated loss of approximately $900 thousand was included as an adjustment to the intangibles established in the Merger. The transaction closed on July 24, 2015.

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

For the six months ended June 30, 2016, noninterest bearing deposits increased $227 million as compared to December 31, 2015, while interest bearing deposits decreased by $49 million during the same period. Average total deposits for the first six months of 2016 were $5.16 billion, as compared to $4.49 billion for the same period in 2015, a 15% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits. The Bank also is able to obtain one way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At June 30, 2016, total deposits included $682.9 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 13% of total deposits. At December 31, 2015, total brokered deposits (excluding the CDARS and ICS two-way) were $597.5 million, or 12% of total deposits. The CDARS and ICS two-way component represented $470.2 million, or 8% of total deposits and $611.8 million or 12% of total deposits at June 30, 2016 and December 31, 2015, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At June 30, 2016 the Company had $1.63 billion in noninterest bearing demand deposits, representing 31% of total deposits, compared to $1.41 billion of noninterest bearing demand deposits at December 31, 2015, or 27% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve prior to July 2011. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $80.5 million at June 30, 2016 compared to $72.4 million at December 31, 2015. Customers repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at June 30, 2016 and December 31, 2015. The Bank had $50.0 million in short-term borrowings outstanding under its credit facility from the FHLB at June 30, 2016. There were no borrowings outstanding under its credit facility from the FHLB at December 31, 2015.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50.0 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit facility at June 30, 2016 or December 31, 2015. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

The Company redeemed the balance of its $9.3 million of subordinated notes, due 2021 during 2015.

The only long-term borrowing outstanding at June 30, 2016 was the Company’s August 5, 2014, issuance of $70.0 million of subordinated notes, due September 1, 2024. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below and the “Subsequent Events” footnote.

Liquidity Management

 Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $50.0 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at June 30, 2016. Additionally, the Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at June 30, 2016, and can obtain unsecured funds under one-way CDARS brokered deposits in the amount of $952.8 million, against which there was $32.4 million outstanding at June 30, 2016. The Bank has a commitment from Promontory to place up to $500.0 million of brokered deposits from its IND program with the Bank in amounts requested by the Bank, as compared to an actual balance of $274.1 million at June 30, 2016. At June 30, 2016 the Bank was also eligible to make advances from the FHLB up to $956.0 million based on collateral at the FHLB, of which there $50.0 million outstanding at June 30, 2016. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $433.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At June 30, 2016, under the Bank’s liquidity formula, it had $2.73 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at June 30, 2016 are as follows:

(dollars in thousands)	June 30, 2016
Unfunded loan commitments	$2,042,345
Unfunded lines of credit	108,472
Letters of credit	70,077
Total	$2,220,894

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

During the quarter ended June 30, 2016, as compared to the same three months in 2015, the Company was able to increase its net interest income (by 11%), produce a net interest spread of 4.07%, which was 7 basis points lower than the 4.14% for the same quarter ended 2015, and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage backed securities should interest rates remain at current levels. Further, the company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended June 30, 2016, the average investment portfolio balances decreased as compared to balances at March 31, 2016, in large part due to calls on securities being exercised and higher prepay speeds on mortgage-backed securities resulting in higher than expected cash flows due to return of principal. Given the strength of loan demand, the cash received from calls and prepayments on the investment portfolio was redeployed into loans rather than the purchase of additional investments with relatively lower yields.

The percentage mix of municipal securities increased to 25% of total investments at June 30, 2016 from 22% at June 30, 2015, the portion of the portfolio invested in mortgage backed securities increased to 62% at June 30, 2016 from 59% at June 30, 2015. The portion of the portfolio invested in U.S. agency investments decreased to 9% at June 30, 2016 from 16% at June 30, 2015. Shorter duration floating rate corporate bonds and SBA bonds were 3% of total investments at June 30, 2016. Due to the rolling forward of the investment portfolio and faster prepayment of mortgage-backed security principal, the duration of the investment portfolio decreased to 3.4 years at June 30, 2016 from 3.9 years at June 30, 2015, which better prepared the Company for expected increases in market interest rates.

The re-pricing duration of the loan portfolio was fairly stable at 24 months at June 30, 2016 versus 26 months at June 30, 2015, with fixed rate loans amounting to 35% of total loans at June 30, 2016 compared to 39% of total loans at June 30, 2015. Variable and adjustable rate loans comprised 65% of total loans at June 30, 2016, compared to 61% of total loans at June 30, 2015. Variable rate loans are generally indexed to either the Wall Street Journal prime interest rate, or the one month LIBOR interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio was also fairly stable at 30 months at June 30, 2016, as compared to 31 months at June 30, 2015. The change since June 30, 2016 was due substantially to a change in the mix and duration of money market deposits.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, together with loans floors existing in 60% of total loans (at June 30, 2016), has resulted in a loan portfolio yield of 5.10% for the three months ended June 30, 2016 as compared to 5.29% for the same period in 2015. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before income tax on the investment portfolio was $9.0 million at June 30, 2016 as compared to a net unrealized gain before tax of $2.1 million at June 30, 2015. The higher net unrealized gain on the investment portfolio at June 30, 2016 as compared to June 30, 2015 was due to lower interest rates at June 30, 2016. At June 30, 2016, the unrealized gain position represented 2.2% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from June 30, 2016. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at June 30, 2016, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at June 30, 2016 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at June 30, 2016 is 3.4 years, the loan portfolio 2.0 years; the interest bearing deposit portfolio 2.5 years and the borrowed funds portfolio 2.3 years.

The following table reflects the result of simulation analysis on the June 30, 2016 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+14.5%	+22.9%	+5.3%
+300	+9.9%	+15.2%	+3.7%
+200	+5.2%	+7.5%	+1.9%
+100	+0.9%	+0.3%	+0.1%
0	-	-	-
-100	-1.9%	-3.3%	-6.7%
-200	-2.5%	-4.2%	-12.7%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at June 30, 2016 are not considered to be excessive. The positive impact of +0.9% in net interest income and +0.3% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of floor interest rates in a substantial portion of the loan portfolio and a lower level of expected residential mortgage activity.

In the second quarter of 2016, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the lower level of asset liquidity at June 30, 2016 as compared to December 31, 2015, the interest rate risk position at June 30, 2016 was similar to the interest rate risk position at December 31, 2015. As compared to December 31, 2015, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale decreased by $40.8 million at June 30, 2016.

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

During the second quarter of 2016, average market interest rates decreased across the yield curve. Overall, there was a flattening of the yield curve as compared to the second quarter of 2015 with rate decreases being more significant the further out on the yield curve the maturity.

As compared to the second quarter of 2015, the average two-year U.S. Treasury rate decreased by 6 basis points from 0.83% to 0.77%, the average five year U.S. Treasury rate decreased by 12 basis points from 1.36% to 1.24% and the average ten year U.S. Treasury rate decreased by 17 basis points from 1.91% to 1.74%. The Company’s net interest spread for the second quarter of 2016 was 4.07% compared to 4.14% for the second quarter of 2015. The decline was due in large part to compression on loan yields and some increase in the cost of interest bearing liabilities. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2015’s second quarter has been consistent with its risk analysis at December 31, 2015.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 89% and 90% of the Company’s revenue for the second quarters of 2016 and 2015, respectively.

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

At June 30, 2016, the Company had a positive GAP position of approximately $986 million or 15% of total assets out to three months and a positive cumulative GAP position of $961 million or 15% of total assets out to 12 months; as compared to a positive GAP position of approximately $554 million or 9% of total assets out to three months and a positive cumulative GAP position of $827 million or 14% of total assets out to 12 months at December 31, 2015. The change in the positive GAP position at June 30, 2016 as compared to December 31, 2015, was due substantially to the lower amount of asset liquidity on the balance sheet and increase in the mix of variable rate loans. The change in the GAP position at June 30, 2016 as compared to December 31, 2015 is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

If interest rates increase by 100 basis points, the Company’s net interest income and net interest margin are expected to increase modestly due to the impact of loan floors providing no additional interest income and the assumption of an increase in money market interest rates by 70% of the change in market interest rates.

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

GAP Analysis

June 30, 2016

(dollars in thousands)

Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non- sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$59,982	$62,734	$106,496	$77,388	$122,776	$429,376
Loans (1)(2)	2,938,382	516,636	1,092,016	754,867	160,851	5,462,752
Fed funds and other short-term investments	235,485	-	-	-	-	235,485
Other earning assets	59,357	-	-	-	-	59,357
Total	$3,293,206	$579,370	$1,198,512	$832,255	$283,627	$6,186,970	$178,350	$6,365,320

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$66,575	$199,724	$531,944	$531,945	$301,544	$1,631,732
Interest bearing transaction	216,393	-	38,504	38,504	-	293,401
Savings and money market	2,034,311	-	300,068	300,067	-	2,634,446
Time deposits	109,420	404,666	237,950	24,373	-	776,409
Customer repurchase agreements and fed funds purchased	80,508	-	-	-	-	80,508
Other borrowings	50,000	-	-	-	68,989	118,989
Total	$2,557,207	$604,390	$1,108,466	$894,889	$370,533	$5,535,485	$41,207	$5,576,692
GAP	$735,999	$(25,020)	$90,046	$(62,634)	$(86,906)	$651,485
Cumulative GAP	$735,999	$710,979	$801,025	$738,391	$651,485

Cumulative gap as percent of total assets	11.56%	11.17%	12.58%	11.60%	10.23%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$150,000	$-	$-	$(75,000)	$(75,000)	$-
Interest Rate Swaps - Fed Funds based	100,000	-	-	(100,000)	-	-
Total	$250,000	$-	$-	$(175,000)	$(75,000)	$-	$-	$-
GAP	$985,999	$(25,020)	$90,046	$(237,634)	$(161,906)	$651,485
Cumulative GAP	$985,999	$960,979	$1,051,025	$813,391	$651,485
Cumulative gap as percent of total assets	15.49%	15.10%	16.51%	12.78%	10.23%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At June 30, 2016 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 377% of total risk based capital. Construction, land and land development loans represent 106% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50.0 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2016. There were no amounts outstanding under this credit facility at June 30, 2016, December 31, 2015, or June 30, 2015.

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

On August 5, 2014, the Company completed the sale of $70.0 million of its noncallable 5.75% subordinated notes, due September 1, 2024 (the “Notes”). The Notes were sold to the public at par. The notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under capital regulations applicable under the Basel III Rule capital requirements.

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

The actual capital amounts and ratios for the Company and Bank as of June 30, 2016, December 31, 2015 and June 30, 2015 are presented in the table below.

	Company		Bank			To Be Well Capitalized Under
	Actual		Actual		Minimun Required For	Prompt Corrective
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Capital Adequacy Purposes	Action Regulations
As of June 30, 2016
CET1 capital (to risk weighted aseets)	$683,620	10.74%	$672,980	10.61%	5.125%	6.5%
Total capital (to risk weighted assets)	809,220	12.73%	729,360	11.49%	8.625%	10.0%
Tier 1 capital (to risk weighted assets)	683,620	10.74%	672,980	10.61%	6.625%	8.0%
Tier 1 capital (to average assets)	683,620	11.24%	672,980	11.08%	5.000%	5.0%

As of December 31, 2015
CET1 capital (to risk weighted aseets)	$632,408	10.68%	$620,879	10.52%	4.50%	6.5%
Total capital (to risk weighted assets)	755,212	12.75%	673,442	11.41%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	632,408	10.68%	620,879	10.52%	6.00%	8.0%
Tier 1 capital (to average assets)	632,408	10.90%	620,879	10.74%	5.00%	5.0%

As of June 30, 2015
CET1 capital (to risk weighted aseets)	$584,464	10.37%	$573,693	10.23%	4.50%	6.5%
Total capital (to risk weighted assets)	775,454	13.75%	622,542	11.10%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	656,364	11.64%	573,693	10.23%	6.00%	8.0%
Tier 1 capital (to average assets)	656,364	12.03%	573,693	10.56%	5.00%	5.0%

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At June 30, 2016 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

Non-GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2016	December 31, 2015	June 30, 2015
Common shareholders' equity	$788,628	$738,601	$693,161
Less: Intangible assets	(108,021)	(108,542)	(109,957)
Tangible common equity	$680,607	$630,059	$583,204

Book value per common share	$23.48	$22.07	$20.76
Less: Intangible book value per common share	(3.21)	(3.24)	(3.30)
Tangible book value per common share	$20.27	$18.83	$17.46

Total assets	$6,365,320	$6,075,577	$5,752,669
Less: Intangible assets	(108,021)	(108,542)	(109,957)
Tangible assets	$6,257,299	$5,968,107	$5,642,712
Tangible common equity ratio	10.88%	10.56%	10.34%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A – Risk Factors

There have been no material changes as of June 30, 2016 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities	None

Item 4 - Mine Safety Disclosures	Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Warrant to Purchase Common Stock (3)
4.2	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.4	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.3)
4.5	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (6)
4.6	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.5)
10.1	2016 Stock Option Plan (7)
10.2	2006 Stock Plan (8)
10.3	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead (9)
10.4	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (10)
10.5	Amended and Restated Employment Agreement dated as of January 1, 2014, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul (11)
10.6	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (12)
10.7	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (13)

10.8	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead (14)
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (15)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul (16)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (17)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (18)
10.13	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Laurence E. Bensignor (19)
10.14	Vice Chairman Agreement dated as of June 1, 2014 between Eagle Bancorp, Inc., EagleBank and Robert Pincus (20)
10.15	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Laurence E. Bensignor (21)
10.16	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Robert Pincus (22)
10.17	Form of Supplemental Executive Retirement Plan Agreement (23)
10.18	First Amendment to Amended and Restated Employment Agreement, dated March 23, 2016, between Eagle Bancorp, Inc. and Ronald D. Paul (24)
10.19	2016 Senior Executive Incentive Plan (25)
10.20	Amended and Restated Employment Agreement dated as of December 15, 2014 between EagleBank and Lindsey S. Rheaume (26)
10.21	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (27)
10.22	Virginia Heritage Bank 2006 Stock Option Plan (28)
10.23	Virginia Heritage Bank 2010 Long-Term Incentive Plan (29)
11	Statement Regarding Computation of Per Share Income
See Note 9 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

(i) Consolidated Balance Sheets at June 30, 2016, December 31, 2015 and June 30, 2015
(ii) Consolidated Statement of Operations for the three and six months ended June 30, 2016 and 2015
(iii) Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2016 and 2015
(iv) Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015
(v) Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2015
(vi) Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(3)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.

(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(6)	Incorporated by Reference to Exhibit 4.2 to the Company’s Current report on Form 10-K filed on July 22, 2016.
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 1S-8 (Registration No. 333-211857) filed on June 6, 2016..
(8)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(12)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(13)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(14)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(15)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(17)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(18)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(19)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(20)	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(21)	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(22)	Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(23)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2016.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2016.
(26)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(27)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(28)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(29)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: August 9, 2016	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: August 9, 2016	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company