Form 10-Q
period 2016-09-30
EAGLE BANCORP INC
filed 2016-11-09
CIK 1050441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of October 31, 2016, the registrant had 33, 632, 710 shares of Common Stock outstanding.

EAGLE BANCORP, INC.

Item 1 – Financial Statements (Unaudited)

EAGLE BANCORP, INC.

Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except per share data)

	September 30, 2016	December 31, 2015	September 30, 2015
Assets
Cash and due from banks	$10,615	$10,270	$10,080
Federal funds sold	5,262	3,791	4,076
Interest bearing deposits with banks and other short-term investments	503,150	284,302	291,898
Investment securities available-for-sale, at fair value	430,668	487,869	524,326
Federal Reserve and Federal Home Loan Bank stock	19,920	16,903	16,865
Loans held for sale	78,118	47,492	35,713
Loans	5,481,975	4,998,368	4,776,965
Less allowance for credit losses	(56,864)	(52,687)	(50,320)
Loans, net	5,425,111	4,945,681	4,726,645
Premises and equipment, net	19,370	18,254	17,070
Deferred income taxes	41,065	40,311	35,426
Bank owned life insurance	59,747	58,682	58,284
Intangible assets, net	107,694	108,542	109,498
Other real estate owned	5,194	5,852	9,952
Other assets	56,218	47,628	48,022
Total Assets	$6,762,132	$6,075,577	$5,887,855

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest bearing demand	$1,668,271	$1,405,067	$1,402,447
Interest bearing transaction	297,973	178,797	207,716
Savings and money market	2,802,519	2,835,325	2,514,310
Time, $100,000 or more	452,015	406,570	439,248
Other time	337,371	332,685	362,867
Total deposits	5,558,149	5,158,444	4,926,588
Customer repurchase agreements	71,642	72,356	64,893
Other short-term borrowings	50,000	-	-
Long-term borrowings	216,419	68,928	68,897
Other liabilities	50,283	37,248	41,408
Total Liabilities	5,946,493	5,336,976	5,101,786

Shareholders' Equity
Preferred stock, par value $.01 per share, shares authorized 1,000,000,
Series B, $1,000 per share liquidation preference, shares issued and outstanding -0- at September 30, 2016 and December 31, 2015, and 56,600 at September 30, 2015; Series C, $1,000 per share liquidation preference, shares issued and outstanding -0- at September 30, 2016 and December 31, 2015, and 15,300 at September 30, 2015	-	-	71,900
Common stock, par value $.01 per share; shares authorized 100,000,000, shares issued and outstanding 33,590,880, 33,467,893 and 33,405,510 respectively	333	331	330
Warrant	946	946	946
Additional paid in capital	509,706	503,529	500,334
Retained earnings	305,594	233,604	211,318
Accumulated other comprehensive (loss) income	(940)	191	1,241
Total Shareholders' Equity	815,639	738,601	786,069
Total Liabilities and Shareholders' Equity	$6,762,132	$6,075,577	$5,887,855

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income
Interest and fees on loans	$69,869	$61,006	$202,002	$178,063
Interest and dividends on investment securities	2,177	2,745	7,121	7,189
Interest on balances with other banks and short-term investments	376	228	856	604
Interest on federal funds sold	9	2	31	13
Total interest income	72,431	63,981	210,010	185,869
Interest Expense
Interest on deposits	4,840	3,739	13,513	10,668
Interest on customer repurchase agreements	39	33	115	94
Interest on short-term borrowings	383	-	727	54
Interest on long-term borrowings	2,441	1,124	4,515	3,687
Total interest expense	7,703	4,896	18,870	14,503
Net Interest Income	64,728	59,085	191,140	171,366
Provision for Credit Losses	2,288	3,262	9,219	10,043
Net Interest Income After Provision For Credit Losses	62,440	55,823	181,921	161,323

Noninterest Income
Service charges on deposits	1,431	1,374	4,303	3,990
Gain on sale of loans	3,009	2,483	8,464	9,364
Gain on sale of investment securities	1	60	1,123	2,224
Loss on early extinguishment of debt	-	-	-	(1,130)
Increase in the cash surrender value of bank owned life insurance	391	395	1,171	1,191
Other income	1,573	1,787	5,209	4,497
Total noninterest income	6,405	6,099	20,270	20,136
Noninterest Expense
Salaries and employee benefits	17,130	15,383	49,157	45,772
Premises and equipment expenses	3,786	3,974	11,419	12,056
Marketing and advertising	857	762	2,551	2,182
Data processing	1,879	1,976	5,716	5,598
Legal, accounting and professional fees	771	1,063	2,845	2,915
FDIC insurance	629	794	2,193	2,348
Merger expenses	-	2	-	139
Other expenses	3,786	3,451	11,354	11,066
Total noninterest expense	28,838	27,405	85,235	82,076
Income Before Income Tax Expense	40,007	34,517	116,956	99,383
Income Tax Expense	15,484	13,054	44,966	37,564
Net Income	24,523	21,463	71,990	61,819
Preferred Stock Dividends	-	180	-	539
Net Income Available to Common Shareholders	$24,523	$21,283	$71,990	$61,280

Earnings Per Common Share
Basic	$0.73	$0.64	$2.14	$1.88
Diluted	$0.72	$0.63	$2.11	$1.84

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Income	$24,523	$21,463	$71,990	$61,819

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale	(907)	2,107	4,110	1,995
Reclassification adjustment for net gains included in net income	(1)	(36)	(674)	(1,334)
Total unrealized (loss) gain	(906)	2,071	3,436	661

Unrealized gain (loss) on derivatives	1,756	(3,976)	(5,478)	(2,067)
Reclassification adjustment for losses included in net income	466	-	911	-
Total unrealized gain (loss)	1,290	(3,976)	(4,567)	(2,067)

Other comprehensive income (loss)	384	(1,905)	(1,131)	(1,406)
Comprehensive Income	$24,907	$19,558	$70,859	$60,413

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands except share data)

	Preferred		Common			Additional Paid	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Warrant	in Capital	Earnings	Income (Loss)	Equity
Balance January 1, 2016	-	$-	33,467,893	$331	$946	$503,529	$233,604	$191	$738,601
Net Income	-	-	-	-	-	-	71,990	-	71,990
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(1,131)	(1,131)
Stock-based compensation	-	-	-	-	-	5,159	-	-	5,159
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	-	-	23,614	-	-	282	-	-	282
Tax benefits realized from stock compensation	-	-	-	-	-	166	-	-	166
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	-	-	(17,556)	2	-	(2)	-	-	-
Restricted stock awards	-	-	104,775	-	-	-	-	-	-
Issuance of common stock related to employee stock purchase plan	-	-	12,154	-	-	572	-	-	572
Balance September 30, 2016	-	$-	33,590,880	$333	$946	$509,706	$305,594	$(940)	$815,639

Balance January 1, 2015	71,900	$71,900	30,139,396	$296	$946	$394,933	$150,037	$2,647	$620,759
Net Income	-	-	-	-	-	-	61,819	-	61,819
Other comprehensive loss, net of tax	-	-	-	-	-	-	-	(1,406)	(1,406)
Stock-based compensation	-	-	-	-	-	3,660	-	-	3,660
Issuance of common stock related to options exercised, net of shares withheld for payroll taxes	-	-	373,027	4	-	4,636	-	-	4,640
Tax benefits realized from stock compensation	-	-	-	-	-	1,945	-	-	1,945
Vesting of restricted stock awards issued at date of grant, net of shares withheld for payroll taxes	-	-	(17,877)	2	-	(2)	-	-	-
Restricted stock awards	-	-	78,070	-	-	-	-	-	-
Shares issued in public offering, net of issuance costs of $5,302	-	-	2,816,900	28	-	94,605	-	-	94,633
Issuance of common stock related to employee stock purchase plan	-	-	15,994	-	-	561	1	-	562
Cash paid in lieu of fractional shares upon merger with Virginia Heritage	-	-	-	-	-	(4)	-	-	(4)
Preferred stock dividends	-	-	-	-	-	-	(539)	-	(539)
Balance September 30, 2015	71,900	$71,900	33,405,510	$330	$946	$500,334	$211,318	$1,241	$786,069

See notes to consolidated financial statements.

EAGLE BANCORP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net Income	$71,990	$61,819
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	9,219	10,043
Depreciation and amortization	4,628	8,117
Gains on sale of loans	(8,464)	(9,364)
Securities premium amortization (discount accretion), net	3,412	2,304
Origination of loans held for sale	(606,213)	(726,230)
Proceeds from sale of loans held for sale	584,051	744,198
Net increase in cash surrender value of BOLI	(1,171)	(1,191)
Increase in deferred income taxes	(754)	(2,915)
Decrease in value of other real estate owned	200	750
Net (gain) loss on sale of other real estate owned	(657)	209
Net gain on sale of investment securities	(1,123)	(2,224)
Loss on early extinguishment of debt	-	1,130
Stock-based compensation expense	5,159	3,660
Tax benefits realized from stock compensation	(166)	(1,945)
Increase in other assets	(8,590)	(4,149)
Increase in other liabilities	13,035	5,475
Net cash provided by operating activities	64,556	89,687
Cash Flows From Investing Activities:
Decrease in interest bearing deposits with other banks and short-term investments	784	374
Purchases of available for sale investment securities	(106,163)	(241,280)
Proceeds from maturities of available for sale securities	65,727	32,021
Proceeds from sale/call of available for sale securities	94,217	65,790
Purchases of Federal Reserve and Federal Home Loan Bank stock	(3,017)	(2,405)
Proceeds from redemption of Federal Reserve and Federal Home Loan Bank stock	-	8,100
Net increase in loans	(491,720)	(472,089)
Proceeds from sale of other real estate owned	3,614	1,846
Purchases of BOLI	-	(499)
Purchases of annuities	-	(992)
Bank premises and equipment acquired	(4,836)	(2,053)
Net cash used in investing activities	(441,394)	(611,187)
Cash Flows From Financing Activities:
Increase in deposits	399,705	615,820
(Decrease) increase in customer repurchase agreements	(714)	3,773
Issuance of common stock	-	94,633
Increase (decrease) in short-term borrowings	50,000	(100,000)
Increase (decrease) in long-term borrowings	147,491	(49,300)
Payment of dividends on preferred stock	-	(539)
Proceeds from exercise of stock options	282	4,640
Tax benefits realized from stock compensation	166	1,945
Payment in lieu of fractional shares	-	(4)
Proceeds from employee stock purchase plan	572	562
Net cash provided by financing activities	597,502	571,530
Net Increase In Cash and Cash Equivalents	220,664	50,030
Cash and Cash Equivalents at Beginning of Period	298,363	256,025
Cash and Cash Equivalents at End of Period	$519,027	$306,055
Supplemental Cash Flows Information:
Interest paid	$18,196	$15,800
Income taxes paid	$47,950	$38,550
Non-Cash Investing Activities
Transfers from loans to other real estate owned	$2,500	$1,725
Transfers from other real estate owned to loans	$-	$2,192

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

These statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the remainder of the year, or for any other period.

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

Loans Held for Sale

The Company regularly engages in sales of residential mortgage loans and the guaranteed portion of SBA loans originated by the Bank. The Company has elected to carry loans held for sale at fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations.

The Company’s current practice is to sell residential mortgage loans on a servicing released basis, and, therefore, it has no intangible asset recorded for the value of such servicing as of September 30, 2016, December 31, 2015 and September 30, 2015. The sale of the guaranteed portion of SBA loans on a servicing retained basis gives rise to an excess servicing asset, which is computed on a loan by loan basis with the unamortized amount being included in intangible assets in the Consolidated Balance Sheets. This excess servicing asset is being amortized on a straight-line basis (with adjustment for prepayments) as an offset to servicing fees collected and is included in other income in the Consolidated Statement of Operations.

The Company enters into commitments to originate residential mortgage loans whereby the interest rate on the loan is determined prior to funding (i.e. interest rate lock commitments). Such interest rate lock commitments on mortgage loans to be sold in the secondary market are considered to be derivatives. To protect against the price risk inherent in residential mortgage loan commitments, the Company utilizes both “best efforts” and “mandatory delivery” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Under a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor and the investor commits to a price that it will purchase the loan from the Company if the loan to the underlying borrower closes. The Company protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby the investor commits to purchase a loan at a price representing a premium on the day the borrower commits to an interest rate with the intent that the buyer/investor has assumed the interest rate risk on the loan. As a result, the Bank is not generally exposed to losses on loans sold utilizing best efforts, nor will it realize gains related to rate lock commitments due to changes in interest rates. The market values of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because rate lock commitments and best efforts contracts are not actively traded. Because of the high correlation between rate lock commitments and best efforts contracts, no gain or loss should occur on the interest rate lock commitments. Under a “mandatory delivery” contract, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay the investor a “pair-off” fee, based on then-current market prices, to compensate the investor for the shortfall. The Company manages the interest rate risk on interest rate lock commitments by entering into forward sale contracts of mortgage-backed securities, whereby the Company obtains the right to deliver securities to investors in the future at a specified price. Such contracts are accounted for as derivatives and are recorded at fair value in derivative assets or liabilities, carried on the Consolidated Balance Sheet within other assets or other liabilities with changes in fair value recorded in other income within the Consolidated Statement of Income. The period of time between issuance of a loan commitment to the customer and closing and sale of the loan to an investor generally ranges from 30 to 90 days under current market conditions. The gross gains on loan sales are recognized based on new loan commitments with adjustment for price and pair-off activity. Commission expenses on loans held for sale are recognized based on loans closed.

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

Higher Risk Lending – Revenue Recognition

The Company has occasionally made higher risk acquisition, development, and construction (“ADC”) loans that entail higher risks than ADC loans made following normal underwriting practices (“higher risk loan transactions”). These higher risk loan transactions are currently made through the Company’s subsidiary, ECV. This activity is limited as to individual transaction amount and total exposure amounts, based on capital levels, and is carefully monitored. The loans are carried on the balance sheet at amounts outstanding and meet the loan classification requirements of the Accounting Standard Executive Committee (“AcSEC”) guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No. 1). Additional interest earned on these higher risk loan transactions (as defined in the individual loan agreements) is recognized as realized under the provisions contained in AcSEC’s guidance reprinted from the CPA Letter, Special Supplement, dated February 10, 1986 (also referred to as Exhibit 1 to AcSEC Practice Bulletin No.1) and Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements). Certain additional interest is included as a component of noninterest income.  ECV had three higher risk loan transactions outstanding as of September 30, 2016, as compared to four higher risk loan transactions outstanding as of December 31, 2015, amounting to $9.2 million and $9.2 million, respectively.

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

Income Taxes

The Company employs the asset and liability method of accounting for income taxes as required by ASC Topic 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary timing differences) and are measured at the enacted rates that will be in effect when these differences reverse. The Company utilizes statutory requirements for its income tax accounting, and avoids risks associated with potentially problematic tax positions that may incur challenge upon audit, where an adverse outcome is more likely than not. Therefore, no provisions are necessary for either uncertain tax positions nor accompanying potential tax penalties and interest for underpayments of income taxes in the Company’s tax reserves. In accordance with ASC Topic 740, the Company may establish a reserve against deferred tax assets in those cases where realization is less than certain, although no such reserves exist at September 30, 2016, December 31, 2015, or September 30, 2015.

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

ASU 2016-13, “Measurement of Credit Losses on Financial Instruments (Topic 326).” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

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

Note 3. Investment Securities Available-for-Sale

Amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

		Gross	Gross	Estimated
September 30, 2016	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$55,862	$638	$136	$56,364
Residential mortgage backed securities	264,101	2,284	350	266,035
Municipal bonds	94,923	4,954	-	99,877
Corporate bonds	8,009	68	23	8,054
Other equity investments	310	28	-	338
	$423,205	$7,972	$509	$430,668

		Gross	Gross	Estimated
December 31, 2015	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U. S. agency securities	$56,775	$477	$277	$56,975
Residential mortgage backed securities	299,709	692	3,160	297,241
Municipal bonds	114,253	4,131	3	118,381
Corporate bonds	15,090	-	152	14,938
Other equity investments	307	27	-	334
	$486,134	$5,327	$3,592	$487,869

In addition, at September 30, 2016, the Company held $19.9 million in equity securities in a combination of Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks, which are required to be held for regulatory purposes and which are not marketable, and therefore are carried at cost.

Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position are as follows:

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
September 30, 2016	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	14	$38,625	$107	$1,986	$29	$40,611	$136
Residential mortgage backed securities	38	57,588	162	20,789	188	78,377	350
Corporate bonds	2	4,986	23	-	-	4,986	23
	54	$101,199	$292	$22,775	$217	$123,974	$509

		Less than		12 Months
		12 Months		or Greater		Total
		Estimated		Estimated		Estimated
December 31, 2015	Number of	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Value	Losses	Value	Losses
U. S. agency securities	13	$32,927	$277	$-	$-	$32,927	$277
Residential mortgage backed securities	92	157,871	1,438	58,954	1,722	216,825	3,160
Municipal bonds	2	1,559	3	-	-	1,559	3
Corporate bonds	4	14,938	152	-	-	14,938	152
	111	$207,295	$1,870	$58,954	$1,722	$266,249	$3,592

The unrealized losses that exist are generally the result of changes in market interest rates and interest spread relationships since original purchases. The weighted average duration of debt securities, which comprise 99.9% of total investment securities, is relatively short at 3.4 years. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The Company does not believe that the investment securities that were in an unrealized loss position as of September 30, 2016 represent an other-than-temporary impairment. The Company does not intend to sell the investments and it is more likely than not that the Company will not have to sell the securities before recovery of its amortized cost basis, which may be maturity.

The amortized cost and estimated fair value of investments available-for-sale by contractual maturity are shown in the table below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value
U. S. agency securities maturing:
One year or less	$37,414	$37,380	$31,436	$31,361
After one year through five years	18,448	18,984	18,826	19,047
Five years through ten years	-	-	6,513	6,567
Residential mortgage backed securities	264,101	266,035	299,709	297,241
Municipal bonds maturing:
One year or less	1,057	1,080	4,450	4,478
After one year through five years	42,625	44,701	41,213	43,720
Five years through ten years	50,165	52,868	66,001	67,398
After ten years	1,076	1,228	2,589	2,785
Corporate bonds
After one year through five years	5,009	4,986	15,090	14,938
Five years through ten years	3,000	3,068	-	-
Other equity investments	310	338	307	334
	$423,205	$430,668	$486,134	$487,869

For the nine months ended September 30, 2016, gross realized gains on sales of investments securities were $1.3 million and gross realized losses on sales of investment securities were $202 thousand.  For the nine months ended September 30, 2015, gross realized gains on sales of investments securities were $2.5 million and gross realized losses on sales of investment securities were $294 thousand.

Proceeds from sales and calls of investment securities for the nine months ended September 30, 2016 were $94.2 million, and in 2015 were $65.8 million.

The carrying value of securities pledged as collateral for certain government deposits, securities sold under agreements to repurchase, and certain lines of credit with correspondent banks at September 30, 2016 was $391.8 million, which is well in excess of required amounts in order to operationally provide significant reserve amounts for new business. As of September 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and U.S. agency securities, which exceeded ten percent of shareholders’ equity.

Note 4. Mortgage Banking Derivative

As part of its mortgage banking activities, the Bank enters into interest rate lock commitments, which are commitments to originate loans where the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The Bank then locks in the loan and interest rate with an investor and commits to deliver the loan if settlement occurs (“best efforts”) or commits to deliver the locked loan in a binding (“mandatory”) delivery program with an investor. Certain loans under interest rate lock commitments are covered under forward sales contracts of mortgage-backed securities (“MBS”). Forward sales contracts of MBS are recorded at fair value with changes in fair value recorded in noninterest income. Interest rate lock commitments and commitments to deliver loans to investors are considered derivatives. The market value of interest rate lock commitments and best efforts contracts are not readily ascertainable with precision because they are not actively traded in stand-alone markets. The Bank determines the fair value of interest rate lock commitments and delivery contracts by measuring the fair value of the underlying asset, which is impacted by current interest rates, taking into consideration the probability that the interest rate lock commitments will close or will be funded.

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

At September 30, 2016 the Bank had mortgage banking derivative financial instruments with a notional value of $81.7 million related to its forward contracts. The fair value of these derivative instruments at September 30, 2016 was $217 thousand, which is included in other assets and $222 thousand included in other liabilities. At September 30, 2015 the Bank had mortgage banking derivative financial instruments with a notional value of $53.0 million related to its forward contracts. The fair value of these derivative instruments at September 30, 2015 was $197 thousand included in other assets and $245 thousand included in other liabilities.

Included in noninterest income for the three and nine months ended September 30, 2016 was a loss of $46 thousand and gain of $274 thousand, relating to mortgage banking derivative instruments. The amount included in noninterest income for the three and nine months ended September 30, 2016 pertaining to its mortgage banking hedging activities was a gain of $151 thousand and loss of $156 thousand. Included for the three and nine months ended September 30, 2015 was a gain of $9 thousand and a loss of $63 thousand, relating to mortgage banking derivative instruments. The amount included in noninterest income for the three and nine months ended September 30, 2015 pertaining to its mortgage banking hedging activities was a realized loss of $327 thousand and $9 thousand.

Note 5. Loans and Allowance for Credit Losses

The Bank makes loans to customers primarily in the Washington, DC metropolitan area and surrounding communities. A substantial portion of the Bank’s loan portfolio consists of loans to businesses secured by real estate and other business assets.

Loans, net of unamortized net deferred fees, at September 30, 2016, December 31, 2015, and September 30, 2015 are summarized by type as follows:

	September 30, 2016		December 31, 2015		September 30, 2015
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,130,042	21%	$1,052,257	21%	$1,007,659	21%
Income producing - commercial real estate	2,551,186	46%	2,115,478	42%	2,022,950	42%
Owner occupied - commercial real estate	590,427	11%	498,103	10%	489,657	10%
Real estate mortgage - residential	154,439	3%	147,365	3%	147,720	3%
Construction - commercial and residential	838,137	15%	985,607	20%	927,265	20%
Construction - C&I (owner occupied)	104,676	2%	79,769	2%	60,487	1%
Home equity	106,856	2%	112,885	2%	115,346	3%
Other consumer	6,212	-	6,904	-	5,881	-
Total loans	5,481,975	100%	4,998,368	100%	4,776,965	100%
Less: Allowance for Credit Losses	(56,864)		(52,687)		(50,320)
Net loans	$5,425,111		$4,945,681		$4,726,645

Unamortized net deferred fees amounted to $20.9 million, $18.4 million, and $17.4 million at September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

As of September 30, 2016 and December 31, 2015, the Bank serviced $113.4 million and $78.8 million, respectively, of SBA loans and loan participations which are not reflected as loan balances on the Consolidated Balance Sheets.

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

The composition of the Company’s loan portfolio is heavily weighted toward commercial real estate, both owner occupied and income producing real estate. At September 30, 2016, owner occupied - commercial real estate and construction - C&I (owner occupied) represent 13% of the loan portfolio. At September 30, 2016, non-owner occupied commercial real estate and real estate construction represented approximately 61% of the loan portfolio. The combined owner occupied and commercial real estate loans represent 74% of the loan portfolio. These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. The Bank typically requires a maximum loan to value of 80% and minimum cash flow debt service coverage of 1.15 to 1.0. Personal guarantees are generally required, but may be limited. In making real estate commercial mortgage loans, the Bank generally requires that interest rates adjust not less frequently than five years.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including working capital, equipment and account receivable financing. This loan category represents approximately 21% of the loan portfolio at September 30, 2016 and was generally variable or adjustable rate. Commercial loans meet reasonable underwriting standards, including appropriate collateral and cash flow necessary to support debt service. Personal guarantees are generally required, but may be limited. SBA loans represent 2.5% of the commercial loan category of loans. In originating SBA loans, the Company assumes the risk of non-payment on the unguaranteed portion of the credit. The Company generally sells the guaranteed portion of the loan generating noninterest income from the gains on sale, as well as servicing income on the portion participated. SBA loans are subject to the same cash flow analyses as other commercial loans. SBA loans are subject to a maximum loan size established by the SBA.

Approximately 2% of the loan portfolio at September 30, 2016 consists of home equity loans and lines of credit and other consumer loans. These credits, while making up a smaller portion of the loan portfolio, demand the same emphasis on underwriting and credit evaluation as other types of loans advanced by the Bank.

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

The Company’s loan portfolio includes ADC real estate loans including both investment and owner occupied projects. ADC loans amounted to $942.8 million at September 30, 2016. A portion of the ADC portfolio, both speculative and non-speculative, includes loan funded interest reserves at origination. ADC loans containing loan funded interest reserves represent approximately 66.5% of the outstanding ADC loan portfolio at September 30, 2016. The decision to establish a loan-funded interest reserve is made upon origination of the ADC loan and is based upon a number of factors considered during underwriting of the credit including: (1) the feasibility of the project; (2) the experience of the sponsor; (3) the creditworthiness of the borrower and guarantors; (4) borrower equity contribution; and (5) the level of collateral protection. When appropriate, an interest reserve provides an effective means of addressing the cash flow characteristics of a properly underwritten ADC loan. The Company does not significantly utilize interest reserves in other loan products. The Company recognizes that one of the risks inherent in the use of interest reserves is the potential masking of underlying problems with the project and/or the borrower’s ability to repay the loan. In order to mitigate this inherent risk, the Company employs a series of reporting and monitoring mechanisms on all ADC loans, whether or not an interest reserve is provided, including: (1) construction and development timelines which are monitored on an ongoing basis which track the progress of a given project to the timeline projected at origination; (2) a construction loan administration department independent of the lending function; (3) third party independent construction loan inspection reports; (4) monthly interest reserve monitoring reports detailing the balance of the interest reserves approved at origination and the days of interest carry represented by the reserve balances as compared to the then current anticipated time to completion and/or sale of speculative projects; and (5) quarterly commercial real estate construction meetings among senior Company management, which includes monitoring of current and projected real estate market conditions. If a project has not performed as expected, it is not the customary practice of the Company to increase loan funded interest reserves.

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

The following tables detail activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Income Producing	Owner Occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total
Three months ended September 30, 2016
Allowance for credit losses:
Balance at beginning of period	$13,386	$19,072	$4,202	$1,061	$17,024	$1,556	$235	$56,536
Loans charged-off	(109)	(1,751)	-	-	-	(121)	(12)	(1,993)
Recoveries of loans previously charged-off	7	10	-	2	3	3	8	33
Net loans (charged-off) recoveries	(102)	(1,741)	-	2	3	(118)	(4)	(1,960)
Provision for credit losses	(523)	3,178	59	47	(513)	(69)	109	2,288
Ending balance	$12,761	$20,509	$4,261	$1,110	$16,514	$1,369	$340	$56,864
Nine months ended September 30, 2016
Allowance for credit losses:
Balance at beginning of period	$11,563	$14,122	$3,279	$1,268	$21,088	$1,292	$75	$52,687
Loans charged-off	(2,802)	(2,342)	-	-	-	(217)	(37)	(5,398)
Recoveries of loans previously charged-off	93	14	2	5	207	11	24	356
Net loans charged-off	(2,709)	(2,328)	2	5	207	(206)	(13)	(5,042)
Provision for credit losses	3,907	8,715	980	(163)	(4,781)	283	278	9,219
Ending balance	$12,761	$20,509	$4,261	$1,110	$16,514	$1,369	$340	$56,864
As of September 30, 2016
Allowance for credit losses:
Individually evaluated for impairment	$1,997	$1,714	$360	$-	$300	$-	$100	$4,471
Collectively evaluated for impairment	10,764	18,795	3,901	1,110	16,214	1,369	240	52,393
Ending balance	$12,761	$20,509	$4,261	$1,110	$16,514	$1,369	$340	$56,864

Three months ended September 30, 2015
Allowance for credit losses:
Balance at beginning of period	$12,911	$12,411	$3,113	$1,082	$17,633	$1,496	$275	$48,921
Loans charged-off	(1,388)	(254)	-	-	-	(225)	(95)	(1,962)
Recoveries of loans previously charged-off	60	8	-	2	10	1	18	99
Net loans (charged-off) recoveries	(1,328)	(246)	-	2	10	(224)	(77)	(1,863)
Provision for credit losses	57	1,550	(13)	(18)	1,281	334	71	3,262
Ending balance	$11,640	$13,715	$3,100	$1,066	$18,924	$1,606	$269	$50,320
Nine months ended September 30, 2015
Allowance for credit losses:
Balance at beginning of period	$13,222	$11,442	$2,954	$1,259	$15,625	$1,469	$104	$46,075
Loans charged-off	(4,693)	(651)	-	-	-	(644)	(182)	(6,170)
Recoveries of loans previously charged-off	135	26	2	5	114	5	85	372
Net loans charged-off	(4,558)	(625)	2	5	114	(639)	(97)	(5,798)
Provision for credit losses	2,976	2,898	144	(198)	3,185	776	262	10,043
Ending balance	$11,640	$13,715	$3,100	$1,066	$18,924	$1,606	$269	$50,320
As of September 30, 2015
Allowance for credit losses:
Individually evaluated for impairment	$2,312	$827	$400	$-	$350	$338	$-	$4,227
Collectively evaluated for impairment	9,328	12,888	2,700	1,066	18,574	1,268	269	46,093
Ending balance	$11,640	$13,715	$3,100	$1,066	$18,924	$1,606	$269	$50,320

The Company’s recorded investments in loans as of September 30, 2016, December 31, 2015 and September 30, 2015 related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

		Income Producing	Owner occupied	Real Estate	Construction
		Commercial	Commercial	Mortgage	Commercial and	Home	Other
(dollars in thousands)	Commercial	Real Estate	Real Estate	Residential	Residential	Equity	Consumer	Total

September 30, 2016
Recorded investment in loans:
Individually evaluated for impairment	$12,448	$14,648	$2,517	$244	$4,878	$113	$-	$34,848
Collectively evaluated for impairment	1,117,594	2,536,538	587,910	154,195	937,935	106,743	6,212	5,447,127
Ending balance	$1,130,042	$2,551,186	$590,427	$154,439	$942,813	$106,856	$6,212	$5,481,975

December 31, 2015
Recorded investment in loans:
Individually evaluated for impairment	$13,008	$6,118	$1,753	$-	$10,454	$161	$22	$31,516
Collectively evaluated for impairment	1,039,249	2,109,360	496,350	147,365	1,054,922	112,724	6,882	4,966,852
Ending balance	$1,052,257	$2,115,478	$498,103	$147,365	$1,065,376	$112,885	$6,904	$4,998,368

September 30, 2015
Recorded investment in loans:
Individually evaluated for impairment	$12,869	$6,877	$1,790	$-	$17,644	$661	$72	$39,913
Collectively evaluated for impairment	994,790	2,016,073	487,867	147,720	970,108	114,685	5,809	4,737,052
Ending balance	$1,007,659	$2,022,950	$489,657	$147,720	$987,752	$115,346	$5,881	$4,776,965

At September 30, 2016, nonperforming loans acquired from Fidelity & Trust Financial Corporation (“Fidelity”) and Virginia Heritage Bank (“Virginia Heritage”) have a carrying value of $495 thousand and $1.1 million, and an unpaid principal balance of $553 thousand and $2.2 million, and were evaluated separately in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The various impaired loans were recorded at estimated fair value with any excess being charged-off or treated as a non-accretable discount. Subsequent downward adjustments to the valuation of impaired loans acquired will result in additional loan loss provisions and related allowance for credit losses. Subsequent upward adjustments to the valuation of impaired loans acquired will result in accretable discount. No adjustments have been made to the fair value amounts of impaired loans subsequent to the allowable period of adjustment from the date of acquisition.

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

The Company's credit quality indicators are updated generally on a quarterly basis, but no less frequently than annually. The following table presents by class and by credit quality indicator, the recorded investment in the Company's loans and leases as of September 30, 2016, December 31, 2015 and September 30, 2015.

		Watch and			Total
(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loans

September 30, 2016
Commercial	$1,099,894	$18,599	$11,549	$-	$1,130,042
Income producing - commercial real estate	2,527,318	9,220	14,648	-	2,551,186
Owner occupied - commercial real estate	577,925	10,399	2,103	-	590,427
Real estate mortgage – residential	153,515	680	244	-	154,439
Construction - commercial and residential	937,198	737	4,878	-	942,813
Home equity	105,126	1,617	113	-	106,856
Other consumer	6,209	3	-	-	6,212
Total	$5,407,185	$41,255	$33,535	$-	$5,481,975

December 31, 2015
Commercial	$1,021,427	$17,822	$13,008	$-	$1,052,257
Income producing - commercial real estate	2,096,032	13,328	6,118	-	2,115,478
Owner occupied - commercial real estate	488,496	7,854	1,753	-	498,103
Real estate mortgage – residential	146,651	714	-	-	147,365
Construction - commercial and residential	1,049,926	4,996	10,454	-	1,065,376
Home equity	110,870	1,854	161	-	112,885
Other consumer	6,877	5	22	-	6,904
Total	$4,920,279	$46,573	$31,516	$-	$4,998,368

September 30, 2015
Commercial	$977,165	$17,625	$12,869	$-	$1,007,659
Investment - commercial real estate	1,999,509	16,564	6,877	-	2,022,950
Owner occupied - commercial real estate	479,843	8,024	1,790	-	489,657
Real estate mortgage – residential	146,992	728	-	-	147,720
Construction - commercial and residential	964,854	5,254	17,644	-	987,752
Home equity	112,978	1,707	661	-	115,346
Other consumer	5,804	5	72	-	5,881
Total	$4,687,145	$49,907	$39,913	$-	$4,776,965

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

The following table presents, by class of loan, information related to nonaccrual loans as of September 30, 2016, December 31, 2015 and September 30, 2015.

(dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015

Commercial	$2,986	$4,940	$4,828
Income producing - commercial real estate	10,098	5,961	6,721
Owner occupied - commercial real estate	2,103	1,268	1,281
Real estate mortgage - residential	562	329	333
Construction - commercial and residential	6,412	557	571
Home equity	113	161	661
Other consumer	-	23	72
Total nonaccrual loans (1)(2)	$22,274	$13,239	$14,467

(1)

Excludes troubled debt restructurings (“TDRs”) that were performing under their restructured terms totaling $2.9 million at September 30, 2016, $11.8 million at December 31, 2015 and $15.2 million at September 30, 2015.

(2)

Gross interest income of $436 thousand and $1.3 million would have been recorded for the three and nine months ended September 30, 2016, respectively, if nonaccrual loans shown above had been current and in accordance with their original terms. The interest actually recorded on these loans was $97 thousand and $271 thousand for the three and nine months ended September 30, 2016, respectively. See Note 1 to the Consolidated Financial Statements for a description of the Company’s policy for placing loans on nonaccrual status.

The following table presents, by class of loan, an aging analysis and the recorded investments in loans past due as of September 30, 2016 and December 31, 2015.

	Loans	Loans	Loans			Total Recorded
	30-59 Days	60-89 Days	90 Days or	Total Past	Current	Investment in
(dollars in thousands)	Past Due	Past Due	More Past Due	Due Loans	Loans	Loans

September 30, 2016
Commercial	$1,173	$495	$2,986	$4,654	$1,125,388	$1,130,042
Income producing - commercial real estate	-	-	10,098	10,098	2,541,088	2,551,186
Owner occupied - commercial real estate	-	3,338	2,103	5,441	584,986	590,427
Real estate mortgage – residential	-	164	562	726	153,713	154,439
Construction - commercial and residential	-	-	6,412	6,412	936,401	942,813
Home equity	562	620	113	1,295	105,561	106,856
Other consumer	8	16	-	24	6,188	6,212
Total	$1,743	$4,633	$22,274	$28,650	$5,453,325	$5,481,975

December 31, 2015
Commercial	$4,130	$1,364	$4,940	$10,434	$1,041,823	$1,052,257
Income producing - commercial real estate	2,841	-	5,961	8,802	2,106,676	2,115,478
Owner occupied - commercial real estate	3,189	902	1,268	5,359	492,744	498,103
Real estate mortgage – residential	-	-	329	329	147,036	147,365
Construction - commercial and residential	-	5,020	557	5,577	1,059,799	1,065,376
Home equity	-	77	161	238	112,647	112,885
Other consumer	56	60	23	139	6,765	6,904
Total	$10,216	$7,423	$13,239	$30,878	$4,967,490	$4,998,368

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

The following table presents, by class of loan, information related to impaired loans for the periods ended September 30, 2016, December 31, 2015 and September 30, 2015.

	Unpaid Contractual	Recorded Investment	Recorded Investment	Total		Average Recorded Investment		Interest Income Recognized
	Principal	With No	With	Recorded	Related	Quarter	Year	Quarter	Year
(dollars in thousands)	Balance	Allowance	Allowance	Investment	Allowance	To Date	To Date	To Date	To Date

September 30, 2016
Commercial	$15,517	$2,370	$10,078	$12,448	$1,997	$12,838	$12,879	$54	$112
Income producing - commercial real estate	14,648	-	14,648	14,648	1,714	17,584	15,298	28	144
Owner occupied - commercial real estate	2,517	-	2,517	2,517	360	2,108	1,923	13	13
Real estate mortgage – residential	244	244	-	244	-	249	271	-	-
Construction - commercial and residential	4,878	4,340	538	4,878	300	5,146	6,542	-	-
Home equity	113	-	113	113	100	117	129	2	2
Other consumer	-	-	-	-	-	-	6	-	-
Total	$37,917	$6,954	$27,894	$34,848	$4,471	$38,042	$37,048	$97	$271

December 31, 2015
Commercial	$16,123	$2,396	$10,612	$13,008	$3,478	$9,671	$10,309	$21	$69
Income producing - commercial real estate	6,811	1,190	4,928	6,118	1,033	10,675	10,294	95	354
Owner occupied - commercial real estate	1,753	946	807	1,753	400	1,772	1,810	-	-
Construction - commercial and residential	10,454	4,877	5,577	10,454	950	8,031	7,594	(93)	205
Home equity	161	116	45	161	38	411	650	-	-
Other consumer	22	19	3	22	3	47	31	(1)	1
Total	$35,324	$9,544	$21,972	$31,516	$5,902	$30,607	$30,688	$22	$629

September 30, 2015
Commercial	$14,041	$2,663	$10,206	$12,869	$2,312	$7,978	$10,047	$39	$48
Income producing - commercial real estate	15,389	-	6,877	6,877	827	12,542	11,388	188	259
Owner occupied - commercial real estate	2,299	973	817	1,790	400	1,811	1,844	-	-
Construction - commercial and residential	22,681	5,370	12,274	17,644	350	5,961	7,516	100	298
Home equity	661	116	545	661	338	774	959	-	-
Other consumer	72	72	-	72	-	45	40	1	2
Total	$55,143	$9,194	$30,719	$39,913	$4,227	$29,111	$31,794	$328	$607

Modifications

A modification of a loan constitutes a TDR when a borrower is experiencing financial difficulty and the modification constitutes a concession. The Company offers various types of concessions when modifying a loan. Commercial and industrial loans modified in a TDR often involve temporary interest-only payments, term extensions, and converting revolving credit lines to term loans. Additional collateral, a co-borrower, or a guarantor is often requested. Commercial mortgage and construction loans modified in a TDR often involve reducing the interest rate for the remaining term of the loan, extending the maturity date at an interest rate lower than the current market rate for new debt with similar risk, or substituting or adding a new borrower or guarantor. Construction loans modified in a TDR may also involve extending the interest-only payment period. As of September 30, 2016, all performing TDRs were categorized as interest-only modifications.

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

The following table presents by class, the recorded investment of loans modified in TDRs held by the Company during the periods ended September 30, 2016 and December 31, 2015.

(dollars in thousands)	Number of Contracts	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs

September 30, 2016
Commercial	6	$1,725	$199	$1,924
Income producing - commercial real estate	1	742	-	742
Owner occupied - commercial real estate	1	414	-	414
Construction - commercial and residential	1	-	4,948	4,948
Total	9	$2,881	$5,147	$8,028

December 31, 2015
Commercial	4	$1,171	$211	$1,382
Income producing - commercial real estate	2	5,160	-	5,160
Owner occupied - commercial real estate	1	485	-	485
Construction - commercial and residential	1	5,020	-	5,020
Total	8	$11,836	$211	$12,047

During the nine months ended September 30, 2016, there was one default on a $5.0 million restructured loan, as compared to the same period in 2015, which had no defaults on restructured loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There was one nonperforming TDR totaling $5.0 million reclassified to nonperforming loans during the nine months ended September 30, 2016. There were no nonperforming TDRs reclassified to nonperforming loans during the nine months ended September 30, 2015. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If a loan modified in a TDR subsequently defaults, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There was one loan totaling $801 thousand modified in a TDR during the three months ended September 30, 2016, as compared to three loans totaling $1.6 million modified in a TDR during the three months ended September 31, 2015. For the nine months ended September 30, 2016, there were three loans totaling $1.4 million modified in a TDR, as compared to the nine months ended September 30, 2015 which had four loan modified in a TDR totaling $1.9 million.

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

As of September 30, 2016, the Company had three forward starting interest rate swap transactions outstanding that had a notional amount of $250.0 million associated with the Company’s variable rate deposits. The net unrealized loss before income tax on the swaps was $9.0 million at September 30, 2016 and $1.4 million at December 31, 2015. The unrealized loss is due to the increase in expected spreads between short and longer term interest rates between the date the forward starting swap was entered into and September 30, 2016.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company recognized an immaterial amount in earnings due to hedge ineffectiveness during the nine month period ended September 30, 2016. The Company did not recognize any hedge ineffectiveness in earnings during the nine month period ended September 30, 2015.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income/expense as interest payments are made/received on the Company’s variable-rate assets/liabilities. During the quarter ended September 30, 2016, the Company reclassified $776 thousand related to derivatives from accumulated other comprehensive income to interest expense. During the next twelve months, the Company estimates (based on interest rates as of September 30, 2016) that $2.6 million will be reclassified as an increase in interest expense.

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

As of September 30, 2016, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our capital status) that were in a net liability position totaled $9.0 million. As of September 30, 2016, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.6 million against its obligations under these agreements. If the Company had breached any of these provisions at September 30, 2016, it could have been required to settle its obligations under the agreements at the termination value.

The table below identifies the balance sheet category and fair values of the Company’s derivative instruments (all of which are designated as cash flow hedges) as of September 30, 2016 and December 31, 2015.

	Swap	Notional		Balance Sheet
September 30, 2016	Number	Amount	Fair Value	Category	Receive Rate	Pay Rate	Maturity

(dollars in thousands)
Interest rate swap	(1)	$75,000	$(1,877)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(3,901)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	(3,252)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022
	Total	250,000	(9,030)

	Swap	Notional		Balance Sheet
December 31, 2015	Number	Amount	Fair Value	Category	Receive Rate	Pay Rate	Maturity

(dollars in thousands)
Interest rate swap	(1)	$75,000	$(368)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.71%	March 31, 2020
Interest rate swap	(2)	100,000	(665)	Other Liabilities	Federal Funds Effective Rate +10 basis points	1.74%	April 15, 2021
Interest rate swap	(3)	75,000	(384)	Other Liabilities	1 month USD-LIBOR-BBA w/ -1 day lookback +10 basis points	1.92%	March 31, 2022
	Total	250,000	(1,417)

The table below presents the pre-tax net gains (losses) of the Company’s cash flow hedges for the nine months ended September 30, 2016 and for the year ended December 31, 2015.

		Nine Months Ended September 30, 2016
		Effective Portion			Ineffective Portion
			Reclassified from AOCI		Recognized in Income
		Amount of	into income		on Derivatives
	Swap	Pre-tax gain (loss)		Amount of		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Category	Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$(1,877)	Interest Expense	$(429)	Other Expense	$-
Interest rate swap	(2)	(3,901)	Interest Expense	(581)	Other Expense	-
Interest rate swap	(3)	(3,252)	Interest Expense	(508)	Other Expense	-
	Total	$(9,030)		$(1,518)		$-

		Year Ended December 31, 2015
		Effective Portion			Ineffective Portion
			Reclassified from AOCI		Recognized in Income
		Amount of	into income		on Derivatives
	Swap	Pre-tax gain (loss)		Amount of		Amount of
	Number	Recognized in OCI	Category	Gain (Loss)	Category	Gain (Loss)

(dollars in thousands)
Interest rate swap	(1)	$(368)		$-		$-
Interest rate swap	(2)	(665)		-		-
Interest rate swap	(3)	(384)		-		-
	Total	$(1,417)		$-		$-

Note 7. Other Real Estate Owned

The activity within Other Real Estate Owned (“OREO”) for the three and nine months ended September 30, 2016 and 2015 is presented in the table below. There were no residential real estate loans in the process of foreclosure as of September 30, 2016.  For the three and nine months ended September 30, 2016, proceeds on sales of OREO were $552 thousand and $3.6 million, respectively. For the three months ended September 30, 2016, four OREO properties were sold, one property was sold for a net gain of 94 thousand and three properties were sold at their carrying value. For the nine months ended September 30, 2016, six OREO properties were sold for a net gain of $657 thousand.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Balance beginning of period	$3,152	$10,715	$5,852	$13,224
Real estate acquired from borrowers	2,500	225	2,500	1,725
Valuation allowance	-	-	(200)	(750)
Properties sold	(458)	(988)	(2,958)	(4,247)
Balance end of period	$5,194	$9,952	$5,194	$9,952

Note 8. Long-Term Borrowings

The following table presents information related to the Company’s long-term borrowings as of September 30, 2016, December 31, 2015 and September 30, 2015.

(dollars in thousands)	September 30, 2016	December 31, 2015	September 30, 2015

Subordinated Notes, 5.75%	$70,000	$70,000	$70,000
Subordinated Notes, 5.0%	150,000	-	-
Less: debt issurance costs	(3,581)	(1,072)	(1,103)
Long-term borrowings	$216,419	$68,928	$68,897

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

On July 26, 2016, the Company completed the sale of $150.0 million of its 5.00% Fixed-to-Floating Rate Subordinated Notes, due August 1, 2026 (the “Notes”). The Notes were offered to the public at par. The notes qualify as Tier 2 capital for regulatory purposes to the fullest extent permitted under the Basel III Rule capital requirements. The net proceeds were approximately $147.35 million, which includes $2.6 million in deferred financing costs which is being amortized over the life of the Notes.

Note 9. Net Income per Common Share

The calculation of net income per common share for the three and nine months ended September 30, 2016 and 2015 was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars and shares in thousands, except per share data)	2016	2015	2016	2015
Basic:
Net income available to common shareholders	$24,523	$21,283	$71,990	$61,280
Average common shares outstanding	33,591	33,401	33,566	32,625
Basic net income per common share	$0.73	$0.64	$2.14	$1.88

Diluted:
Net income available to common shareholders	$24,523	$21,283	$71,990	$61,280
Average common shares outstanding	33,591	33,401	33,566	32,625
Adjustment for common share equivalents	598	625	596	653
Average common shares outstanding-diluted	34,189	34,026	34,162	33,278
Diluted net income per common share	$0.72	$0.63	$2.11	$1.84

Anti-dilutive shares	8.0	-	8.0	11.0

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

The Company adopted the 2016 Plan upon approval by the shareholders at the 2016 Annual Meeting held on May 12, 2016. The 2016 Plan provides directors and selected employees of the Bank, the Company and their affiliates with the opportunity to acquire shares of stock, through awards of options, time vested restricted stock, performance-based restricted stock and stock appreciation rights. Under the 2016 Plan, 1,000,000 shares of common stock were initially reserved for issuance of which 998,500 remain available for future awards at September 30, 2016.

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

In February 2016, the Company awarded senior officers a targeted number of 34,957 performance vested restricted stock units (PRSU’s). PRSU’s are subject to the satisfaction of certain performance conditions based on the achievement of pre-established average targets for earnings per share growth, total shareholder return and return on average assets over or at the end of a three-year vesting period (2016-2018).

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

In September 2016, the Company awarded incentive stock options to purchase 1,500 shares which have a ten-year term and vest in four equal installments beginning on the first anniversary of the date of grant.

Below is a summary of changes in stock option shares pursuant to our equity compensation plans for the nine months ended September 30, 2016 and 2015. The information excludes restricted stock units and awards.

	Nine Months Ended September 30,
	2016		2015
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price

Beginning balance	298,740	$9.97	759,683	$11.36
Issued	3,000	49.49	-	-
Exercised	(24,458)	13.10	(377,357)	12.73
Forfeited	(1,100)	15.48	(12,380)	29.58
Expired	(6,637)	12.87	(8,476)	17.32
Ending balance	269,545	$10.03	361,470	$9.16

The following summarizes information about stock options outstanding at September 30, 2016. The information excludes restricted stock units and awards.

				Weighted-Average
Outstanding:		Stock Options	Weighted-Average	Remaining
Range of Exercise Prices		Outstanding	Exercise Price	Contractual Life
$5.76	$10.72	156,345	$5.76	2.27
$10.73	$15.45	59,232	10.90	1.46
$15.46	$20.01	36,747	15.48	0.13
$20.02	$49.91	17,221	34.21	7.46
		269,545	$10.03	2.13

Exercisable:		Stock Options	Weighted-Average
Range of Exercise Prices		Exercisable	Exercise Price
$5.76	$10.72	104,298	$5.76
$10.73	$15.45	59,232	10.90
$15.46	$20.01	36,747	15.48
$20.02	$49.91	6,901	22.74
		207,178	$9.52

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the assumptions as shown in the table below used for grants during the years ended December 31, 2015 and 2014.

	Nine Months Ended	Years Ended December 31,
	September 30, 2016	2015	2014
Expected volatility	24.23%	31.21%	34.25%
Weighted-Average volatility	24.23%	31.21%	34.25%
Expected dividends	0.0%	0.0%	0.0%
Expected term (in years)	7.0	7.0	9.4
Risk-free rate	1.37%	1.64%	2.26%
Weighted-average fair value (grant date)	$14.27	$16.73	$13.49
Weighted-average fair value (grant date) for Virginia Heritage Bank ("VHB") options assumed	n/a	n/a	$24.89

The expected lives are based on the “simplified” method allowed by ASC Topic 718 “Compensation,” whereby the expected term is equal to the midpoint between the vesting period and the contractual term of the award.

The total intrinsic value of outstanding stock options was $10.5 million at September 30, 2016. The total intrinsic value of stock options exercised during the nine months ended September 30, 2016 and 2015 was $855 thousand and $8.5 million, respectively. The total fair value of stock options vested was $45 thousand and $87 thousand for the nine months ended September 30, 2016 and 2015, respectively. Unrecognized stock-based compensation expense related to stock options totaled $141 thousand at September 30, 2016. At such date, the weighted-average period over which this unrecognized stock option expense is expected to be recognized was 2.97 years.

The Company has unvested restricted stock awards and PRSU grants of 303,612 shares under the 2006 Plan at September 30, 2016. Unrecognized stock based compensation expense related to restricted stock awards totaled $6.5 million at September 30, 2016. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 1.83 years. The following table summarizes the unvested restricted stock awards at September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016		2015
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value

Unvested at beginning	369,093	$24.43	509,336	$21.58
Issued	139,732	45.45	78,070	36.06
Forfeited	(9,475)	40.58	(4,150)	29.18
Vested	(195,738)	22.53	(195,503)	20.74
Unvested at end	303,612	$34.83	387,753	$24.89

Approved by shareholders in May 2011, the 2011 ESPP reserved 550,000 shares of common stock (as adjusted for stock dividends) for issuance to employees. Whole shares are sold to participants in the plan at 85% of the lower of the stock price at the beginning or end of each quarterly offering period. The 2011 ESPP is available to all eligible employees who have completed at least one year of continuous employment, work at least 20 hours per week and at least five months a year. Participants may contribute a minimum of $10 per pay period to a maximum of $6,250 per offering period or $25,000 annually (not to exceed more than 10% of compensation per pay period). At September 30, 2016, the 2011 ESPP had 420,765 shares remaining for issuance.

Included in salaries and employee benefits the Company recognized $5.2 million and $3.7 million in stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

Note 11. Other Comprehensive Income

 The following table presents the components of other comprehensive (loss) income for the three and nine months ended September 30, 2016 and 2015.

(dollars in thousands)	Before Tax	Tax Effect	Net of Tax

Three Months Ended September 30, 2016
Net unrealized loss on securities available-for-sale	$(1,512)	$(605)	$(907)
Less: Reclassification adjustment for net gains included in net income	(1)	-	(1)
Total unrealized loss	(1,511)	(605)	(906)

Net unrealized gain on derivatives	2,927	1,171	1,756
Less: Reclassification adjustment for losses included in net income	777	311	466
Total unrealized gain	2,150	860	1,290

Other Comprehensive Income	$639	$255	$384

Three Months Ended September 30, 2015
Net unrealized gain on securities available-for-sale	$3,512	$1,405	$2,107
Less: Reclassification adjustment for net gains included in net income	(60)	(24)	(36)
Total unrealized loss	3,452	1,381	2,071

Net unrealized loss on derivatives	(6,627)	(2,651)	(3,976)
Less: Reclassification adjustment for losses included in net income	-	-	-
Total unrealized gain	(6,627)	(2,651)	(3,976)

Other Comprehensive Loss	$(3,175)	$(1,270)	$(1,905)

Nine Months Ended September 30, 2016
Net unrealized gain on securities available-for-sale	$6,850	$2,740	$4,110
Less: Reclassification adjustment for net gains included in net income	(1,123)	(449)	(674)
Total unrealized gain	5,727	2,291	3,436

Net unrealized loss on derivatives	(9,132)	(3,654)	(5,478)
Less: Reclassification adjustment for losses included in net income	1,519	608	911
Total unrealized loss	(7,613)	(3,046)	(4,567)

Other Comprehensive Loss	$(1,886)	$(755)	$(1,131)

Nine Months Ended September 30, 2015
Net unrealized gain on securities available-for-sale	$3,325	$1,330	$1,995
Less: Reclassification adjustment for net gains included in net income	(2,224)	(890)	(1,334)
Total unrealized gain	1,101	440	661

Net unrealized loss on derivatives	(3,445)	(1,378)	(2,067)
Less: Reclassification adjustment for losses included in net income	-	-	-
Total unrealized loss	(3,445)	(1,378)	(2,067)

Other Comprehensive Income	$(2,344)	$(938)	$(1,406)

The following table presents the changes in each component of accumulated other comprehensive (loss) income, net of tax, for the three and nine months ended September 30, 2016 and 2015.

(dollars in thousands)	Securities Available For Sale	Derivatives	Accumulated Other Comprehensive (Loss) Income

Three Months Ended September 30, 2016
Balance at Beginning of Period	$5,383	$(6,707)	$(1,324)
Other comprehensive (loss) income before reclassifications	(907)	1,756	849
Amounts reclassified from accumulated other comprehensive income	(1)	466	465
Net other comprehensive (loss) income during period	(906)	1,290	384
Balance at End of Period	$4,477	$(5,417)	$(940)

Three Months Ended September 30, 2015
Balance at Beginning of Period	$3,146	$-	$3,146
Other comprehensive income (loss) before reclassifications	2,107	(3,976)	(1,869)
Amounts reclassified from accumulated other comprehensive income	(36)	-	(36)
Net other comprehensive income (loss) during period	2,071	(3,976)	(1,905)
Balance at End of Period	$5,217	$(3,976)	$1,241

Nine Months Ended September 30, 2016
Balance at Beginning of Period	$1,041	$(850)	$191
Other comprehensive income (loss) before reclassifications	4,110	(5,478)	(1,368)
Amounts reclassified from accumulated other comprehensive income	(674)	911	237
Net other comprehensive income (loss) during period	3,436	(4,567)	(1,131)
Balance at End of Period	$4,477	$(5,417)	$(940)

Nine Months Ended September 30, 2015
Balance at Beginning of Period	$2,647	$-	$2,647
Other comprehensive income (loss) before reclassifications	1,995	(2,067)	(72)
Amounts reclassified from accumulated other comprehensive income	(1,334)	-	(1,334)
Net other comprehensive income (loss) during period	661	(2,067)	(1,406)
Balance at End of Period	$3,308	$(2,067)	$1,241

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2016 and 2015.

Details about Accumulated Other	Amount Reclassified from		Affected Line Item in
Comprehensive Income Components	Accumulated Other		the Statement Where
(dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Three Months Ended September 30,
	2016	2015
Realized gain on sale of investment securities	$1	$60	Gain on sale of investment securities
Interest expense derivative deposits	(471)	-	Interest expense on deposits
Interest expense derivative borrowings	(306)	-	Interest expense on short-term borrowings
	310	(24)	Tax expense
Total Reclassifications for the Period	$(466)	$36	Net Income

Details about Accumulated Other	Amount Reclassified from		Affected Line Item in
Comprehensive Income Components	Accumulated Other		the Statement Where
(dollars in thousands)	Comprehensive (Loss) Income		Net Income is Presented
	Nine Months Ended September 30,
	2016	2015
Realized gain on sale of investment securities	$1,123	$2,224	Gain on sale of investment securities
Interest expense derivative deposits	(953)	-	Interest expense on deposits
Interest expense derivative borrowings	(566)	-	Interest expense on short-term borrowings
	158	(890)	Tax expense
Total Reclassifications for the Period	$(238)	$1,334	Net Income

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2016
Assets:
Investment securities available for sale:
U. S. agency securities	$-	$56,364	$-	$56,364
Residential mortgage backed securities	-	266,035	-	266,035
Municipal bonds	-	99,877	-	99,877
Corporate bonds	-	8,054	-	8,054
Other equity investments	119	-	219	338
Loans held for sale	-	78,118	-	78,118
Mortgage banking derivatives	-	-	217	217
Total assets measured at fair value on a recurring basis as of September 30, 2016	$119	$508,448	$436	$509,003

Liabilities:
Mortgage banking derivatives	$-	$-	$222	$222
Interest rate swap derivatives	-	9,030	-	9,030
Total liabilities measured at fair value on a recurring basis as of September 30, 2016	$-	$9,030	$222	$9,252

December 31, 2015
Assets:
Investment securities available for sale:
U. S. agency securities	$-	$56,975	$-	$56,975
Residential mortgage backed securities	-	297,241	-	297,241
Municipal bonds	-	118,381	-	118,381
Corporate bonds	-	14,938	-	14,938
Other equity investments	115	-	219	334
Loans held for sale	-	47,492	-	47,492
Mortgage banking derivatives	-	-	24	24
Total assets measured at fair value on a recurring basis as of December 31, 2015	$115	$535,027	$243	$535,385

Liabilities:
Mortgage banking derivatives	$-	$-	$30	$30
Interest rate swap derivatives	-	1,417	-	1,417
Total liabilities measured at fair value on a recurring basis as of December 31, 2015	$-	$1,417	$30	$1,447

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include U.S. agency debt securities, mortgage-backed securities issued by Government Sponsored Entities (“GSEs”) and municipal bonds. Securities classified as Level 3 include securities in less liquid markets, the carrying amount approximate the fair value.

Loans held for sale: The Company has elected to carry loans held for sale at fair value. Fair value is derived from secondary market quotations for similar instruments. Gains and losses on sales of these loans are recorded as a component of noninterest income in the Consolidated Statements of Operations. As such, the Company classifies loans subjected to fair value adjustments as Level 2 valuation.

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

Mortgage banking derivatives: The Company relies on a third-party pricing service to value its mortgage banking derivative financial assets and liabilities, which the Company classifies as a Level 3 valuation. The external valuation model to estimate the fair value of its interest rate lock commitments to originate residential mortgage loans held for sale includes grouping the interest rate lock commitments by interest rate and terms, applying an estimated pull-through rate based on historical experience, and then multiplying by quoted investor prices determined to be reasonably applicable to the loan commitment groups based on interest rate, terms, and rate lock expiration dates of the loan commitment groups. The Company also relies on an external valuation model to estimate the fair value of its forward commitments to sell residential mortgage loans (i.e., an estimate of what the Company would receive or pay to terminate the forward delivery contract based on market prices for similar financial instruments), which includes matching specific terms and maturities of the forward commitments against applicable investor pricing.

The following is a reconciliation of activity for assets and liabilities measured at fair value based on Significant Other Unobservable Inputs (Level 3):

	Other Equity	Mortgage Banking
(dollars in thousands)	Investments	Derivatives	Total
Assets:
Beginning balance at January 1, 2016	$219	$24	$243
Realized gain (loss) included in earnings - net mortgage banking derivatives	-	193	193
Principal redemption	-	-	-
Ending balance at September 30, 2016	$219	$217	$436

Liabilities:
Beginning balance at January 1, 2016	$-	$30	$30
Realized loss (gain) included in earnings - net mortgage banking derivatives	-	192	192
Principal redemption	-	-	-
Ending balance at September 30, 2016	$-	$222	$222

	Other Equity	Mortgage Banking
(dollars in thousands)	Investments	Derivatives	Total
Assets:
Beginning balance at January 1, 2015	$219	$146	$365
Realized (loss) gain included in earnings - net mortgage banking derivatives	-	(122)	(122)
Principal redemption	-	-	-
Ending balance at December 31, 2015	$219	$24	$243

Liabilities:
Beginning balance at January 1, 2015	$-	$250	$250
Realized (gain) loss included in earnings - net mortgage banking derivatives	-	(220)	(220)
Principal redemption	-	-	-
Ending balance at December 31, 2015	$-	$30	$30

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

Other real estate owned: Other real estate owned is initially recorded at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral, which the Company classifies as a Level 3 valuation. Assets measured at fair value on a nonrecurring basis are included in the table below:

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
September 30, 2016
Impaired loans:
Commercial	$-	$-	$10,451	$10,451
Income producing - commercial real estate	-	-	12,934	12,934
Owner occupied - commercial real estate	-	-	2,157	2,157
Real estate mortgage - residential	-	-	244	244
Construction - commercial and residential	-	-	4,578	4,578
Home equity	-	-	13	13
Other real estate owned	-	-	5,194	5,194
Total assets measured at fair value on a nonrecurring basis as of September 30, 2016	$-	$-	$35,571	$35,571

(dollars in thousands)	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total (Fair Value)
December 31, 2015
Impaired loans:
Commercial	$-	$-	$9,201	$9,201
Income producing - commercial real estate	-	-	5,085	5,085
Owner occupied - commercial real estate	-	-	1,353	1,353
Real estate mortgage - residential	-	-	329	329
Construction - commercial and residential	-	-	9,504	9,504
Home equity	-	-	123	123
Other consumer	-	-	19	19
Other real estate owned	-	-	5,852	5,852
Total assets measured at fair value on a nonrecurring basis as of December 31, 2015	$-	$-	$31,466	$31,466

Loans

The Company does not record loans at fair value on a recurring basis; however, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, “Receivables.” The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2016, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015 are as follows:

			Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Assets
Cash and due from banks	$10,615	$10,615	$-	$10,615	$-
Federal funds sold	5,262	5,262	-	5,262	-
Interest bearing deposits with other banks	503,150	503,150	-	503,150	-
Investment securities	430,668	430,668	119	430,330	219
Federal Reserve and Federal Home Loan Bank stock	19,920	19,920	-	19,920	-
Loans held for sale	78,118	78,118	-	78,118	-
Loans	5,481,975	5,485,301	-	-	5,485,301
Bank owned life insurance	59,747	59,747	-	59,747	-
Annuity investment	11,931	11,931	-	11,931	-
Mortgage banking derivatives	217	217	-	-	217

Liabilities
Noninterest bearing deposits	1,668,271	1,668,271	-	1,668,271	-
Interest bearing deposits	3,100,492	3,100,492	-	3,100,492	-
Certificates of deposit	789,386	789,316	-	789,316	-
Customer repurchase agreements	71,642	71,642	-	71,642	-
Borrowings	266,419	269,168	-	269,168	-
Mortgage banking derivatives	222	222	-	-	222
Interst rate swap derivatives	9,030	9,030	-	9,030	-

December 31, 2015
Assets
Cash and due from banks	$10,270	$10,270	$-	$10,270	$-
Federal funds sold	3,791	3,791	-	3,791	-
Interest bearing deposits with other banks	284,302	284,302	-	284,302	-
Investment securities	487,869	487,869	115	487,535	219
Federal Reserve and Federal Home Loan Bank stock	16,903	16,903	-	16,903	-
Loans held for sale	47,492	47,492	-	47,492	-
Loans	4,998,368	5,000,717	-	-	5,000,717
Bank owned life insurance	58,682	58,682	-	58,682	-
Annuity investment	12,136	12,136	-	12,136	-
Mortgage banking derivatives	24	24	-	-	24
Interest rate swap derivatives	-	-	-	-	-

Liabilities
Noninterest bearing deposits	1,405,067	1,405,067	-	1,405,067	-
Interest bearing deposits	3,014,122	3,014,122	-	3,014,122	-
Certificates of deposit	739,255	736,973	-	736,973	-
Customer repurchase agreements	72,356	72,356	-	72,356	-
Borrowings	70,000	69,992	-	69,992	-
Mortgage banking derivatives	30	30	-	-	30
Interest rate swap derivatives	1,417	1,417	-	1,417	-

Note 13.  Supplemental Executive Retirement Plan

The Bank maintains the Supplemental Executive Retirement and Death Benefit Agreements (the “SERP Agreements”) for certain of the Bank’s executive officers other than Mr. Paul, which upon the executive’s retirement, will provide for a stated monthly payment for such executive’s lifetime, subject to certain death benefits described below. The retirement benefit is computed as a percentage of each executive’s projected average base salary over the five years preceding retirement, assuming retirement at age 67. The SERP Agreements provide that (a) the benefits vest ratably over six years of service to the Bank, with the executive receiving credit for years of service prior to entering into the SERP Agreement, (b) death, disability and change-in-control shall result in immediate vesting, and (c) the monthly amount will be reduced if retirement occurs earlier than age 67 for any reason other than death, disability or change-in-control. The SERP Agreements further provide for a death benefit in the event the retired executive dies prior to receiving 180 monthly installments, paid either in a lump sum payment or continued monthly installment payments, such that the executive’s beneficiary has received payment(s) sufficient to equate to a cumulative 180 monthly installments.

The SERP Agreements are unfunded arrangements maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The Bank financed the retirement benefits by purchasing fixed annuity contracts with four insurance carriers totaling $11.4 million that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreements. The primary impetus for utilizing fixed annuities is a substantial savings in compensation expenses for the Bank as opposed to a traditional SERP Agreement. For the quarter ended September 30, 2016, the annuity contracts accrued $45 thousand of income, which was included in other noninterest income on the Consolidated Statement of Operations. The cash surrender value of the annuity contracts was $11.9 million at September 30, 2016 and was included in other assets on the Consolidated Balance Sheet. For the three and nine months ended September 30, 2016, the Company recorded benefit expense accruals of $253 thousand and $758 thousand for this post retirement benefit.

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

The Bank offers a broad range of commercial banking services to its business and professional clients as well as full service consumer banking services to individuals living and/or working primarily in the Bank’s market area. The Bank emphasizes providing commercial banking services to sole proprietors, small, and medium sized businesses, non-profit organizations and associations, and investors living and working in and near the primary service area. These services include the usual deposit functions of commercial banks, including business and personal checking accounts, “NOW” accounts and money market and savings accounts, business, construction, and commercial loans, residential mortgages and consumer loans, and cash management services. The Bank is also active in the origination and sale of residential mortgage loans and the origination of SBA loans. The residential mortgage loans are originated for sale to third-party investors, generally large mortgage and banking companies, under best efforts and mandatory delivery commitments with the investors to purchase the loans subject to compliance with pre-established criteria. The Bank generally sells the guaranteed portion of the SBA loans in a transaction apart from the loan origination generating noninterest income from the gains on sale, as well as servicing income on the portion participated. Bethesda Leasing, LLC, a subsidiary of the Bank, holds title to and manages OREO assets. Eagle Insurance Services, LLC, a subsidiary of the Bank, offers access to insurance products and services through a referral program with a third party insurance broker. Additionally, the Bank offers investment advisory services through referral programs with third parties. ECV, a subsidiary of the Company, provides subordinated financing for the acquisition, development and/or construction of real estate projects. ECV lending involves higher levels of risk, together with commensurate expected returns.

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

RESULTS OF OPERATIONS

Earnings Summary

For the three months ended September 30, 2016, the Company’s net income was $24.5 million, a 14% increase over the $21.5 million for the three months ended September 30, 2015. Net income available to common shareholders for the three months ended September 30, 2016 increased 15% to $24.5 million as compared to $21.3 million for the same period in 2015. Net income per basic common share for the three months ended September 30, 2016 was $0.73 compared to $0.64 for the same period in 2015, a 14% increase. Net income per diluted common share for the three months ended September 30, 2016 was $0.72 compared to $0.63 for the same period in 2015, a 14% increase.

The increase in net income for the three months ended September 30, 2016 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 9% over the same period in 2015. Net interest income grew 10% for the three months ended September 30, 2016 as compared to the same period in 2015 due to average earning asset growth of 13%.

For the three months ended September 30, 2016, the Company reported an annualized ROAA of 1.50% as compared to 1.47% for the three months ended September 30, 2015. The annualized ROACE for the three months ended September 30, 2016 was 12.04%, as compared to 11.95% for the three months ended September 30, 2015. The higher ratios are due to higher earnings.

For the nine months ended September 30, 2016, the Company’s net income was $72.0 million, a 17% increase over the $61.8 million for the nine months ended September 30, 2015. Net income available to common shareholders for the nine months ended September 30, 2016 increased 18% to $72.0 million as compared to $61.3 million for the same period in 2015. Net income per basic common share for the nine months ended September 30, 2016 was $2.14 compared to $1.88 for the same period in 2015, a 14% increase. Net income per diluted common share for the nine months ended September 30, 2016 was $2.11 compared to $1.84 for the same period in 2015, a 15% increase.

The increase in net income for the nine months ended September 30, 2016 can be attributed primarily to an increase in total revenue (i.e. net interest income plus noninterest income) of 10% over the same period in 2015. Net interest income grew 12% for the nine months ended September 30, 2016 as compared to the same period in 2015 due to average earning asset growth of 14%.

For the nine months ended September 30, 2016, the Company reported an annualized return on average assets (“ROAA”) of 1.54% as compared to 1.49% for the nine months ended September 30, 2015. The annualized ROACE for the nine months ended September 30, 2016 was 12.27%, as compared to 12.41% for the nine months ended September 30, 2015, the lower ROACE due to the higher average capital position.

The net interest margin decreased 12 basis points from 4.23% for the three months ended September 30, 2015 to 4.11% for the three months ended September 30, 2016. Average earning assets yields were 4.60% for the three months ended September 30, 2016 and 4.58% for the same period in 2015. The average cost of interest bearing liabilities increased by 23 basis points (to 0.77% from 0.54%) for the three months ended September 30, 2016 as compared to the same period in 2015. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 21 basis points for the three months ended September 30, 2016 (3.83% versus 4.04%) as compared to 2015.

The benefit of noninterest sources funding earning assets increased by nine basis points to 28 basis points from 19 basis points for the three months ended September 30, 2016 versus the same period in 2015. The combination of a 21 basis point decrease in the net interest spread and a nine basis point increase in the value of noninterest sources resulted in the 12 basis point decrease in the net interest margin for the three months ended September 30, 2016 as compared to the same period in 2015. The net interest margin was positively impacted by two basis points in the three months ended September 30, 2016 as a result of $384 thousand in amortization of the credit mark established in connection with the 2015 merger of Virginia Heritage Bank into EagleBank (the “Merger”). The net interest margin was positively impacted by four basis points in the three months ended September 30, 2015 as a result of $589 thousand in amortization of the credit mark adjustment from the Merger. For the three months ended September 30, 2016, the July 2016 $150.0 million sub-debt raise negatively impacted the net interest margin by 15 basis points.

The net interest margin, which measures the difference between interest income and interest expense (i.e. net interest income) as a percentage of earning assets, decreased nine basis points from 4.32% for the nine months ended September 30, 2015 to 4.23% for the nine months ended September 30, 2016. For the first nine months in 2016, the Company has been able to maintain its loan portfolio yields relatively close to 2015 levels (5.10% versus 5.25%) due to disciplined loan pricing practices, while maintaining a favorable deposit mix, largely resulting from ongoing efforts to increase and expand client relationships. Average earning assets yields were lower by three basis points (4.65% versus 4.68%) in the first nine months of 2016 as compared to the same period in 2015. The average cost of interest bearing liabilities increased by 10 basis points (to 0.65% from 0.55%) for the nine months ended September 30, 2016 as compared to the same period in 2015. Combining the change in the yield on earning assets and the costs of interest bearing liabilities, the net interest spread decreased by 13 basis points for the first nine months in 2016 (4.00% versus 4.13%) as compared to 2015.

In spite of the decline in the net interest spread, the Company believes it has managed its cost of funds aggressively and been extremely disciplined in setting new loan rates. The benefit of noninterest sources funding earning assets increased by four basis points to 23 basis points from 19 basis points for the nine months ended September 30, 2016 versus the same period in 2015. The combination of a 13 basis point decrease in the net interest spread and a four basis point increase in the value of noninterest sources resulted in the nine basis point decrease in the net interest margin for the first nine months of 2016 as compared to the same period in 2015. The net interest margin was positively impacted by two basis points in the nine months ended September 30, 2016 as a result of $1.1 million in amortization of the credit mark adjustment from the Merger. The net interest margin was positively impacted by seven basis points in the nine months ended September 30, 2015 as a result of $2.8 million in amortization of the credit mark adjustment from the Merger. For the nine months ended September 30, 2016, the July 2016 $150 million sub-debt raise negatively impacted the net interest margin by six basis points.

The Company believes it has effectively managed its net interest margin and net interest income over the past twelve months as market interest rates (on average) have remained relatively low. This factor has been significant to overall earnings performance over the past twelve months as net interest income represents 90% of the Company’s total revenue for the nine months ended September 30, 2016.

For the first nine months of 2016, total loans grew 10% over December 31, 2015, and averaged 17% higher in the first nine months of 2016 as compared to the first nine months of 2015. For the first nine months of 2016, total deposits increased 8% over December 31, 2015, and averaged 13% higher for the first nine months of 2016 compared with the first nine months of 2015.

In order to fund growth in average loans of 17% over the nine months ended September 30, 2016 as compared to the same period in 2015, as well as sustain significant liquidity, the Company has relied on both core deposit growth and brokered or wholesale deposits. The major component of the growth in core deposits has been growth in money market accounts primarily as a result of effectively building new and enhanced client relationships.

In terms of the average asset composition or mix, loans, which generally have higher yields than securities and other earning assets, increased to 87% of average earning assets for the first nine months of 2016 from 85% for the first nine months of 2015. For the first nine months of 2016, as compared to the same period in 2015, average loans, excluding loans held for sale, increased $748.7 million, a 17% increase. The increase in average loans in the first nine months of 2016 as compared to the first nine months of 2015 is primarily attributable to growth in income producing - commercial real estate, commercial, and construction - commercial and residential loans. The mix of average investment securities for both of the nine month periods ended September 30, 2016 and 2015 amounted to 8% of average earning assets. The combination of federal funds sold, interest bearing deposits with other banks and loans held for sale averaged 5% of average earning assets in the first nine months of 2016 and 7% for the same period in 2015, due to the higher growth of average loans versus funding sources for the nine months ended September 30, 2016 as compared to the same period in 2015. The average combination of federal funds sold, interest bearing deposits with other banks and loans held for sale decreased $79.6 million for the nine months ended September 30, 2016 as compared to the same period in 2015.

The provision for credit losses was $2.3 million for the three months ended September 30, 2016 as compared to $3.3 million for the three months ended September 30, 2015. The lower provisioning in the third quarter of 2016, as compared to the third quarter of 2015, is primarily due to lower loan growth, as loan growth of $78.5 million in the three months ended September 30, 2016 was lower than loan growth of $226.1 million in the same period in 2015, and to overall improved asset quality. Net charge-offs of $2.0 million in the third quarter of 2016 represented an annualized 0.14% of average loans, excluding loans held for sale, as compared to $1.9 million, or an annualized 0.16% of average loans, excluding loans held for sale, in the third quarter of 2015. Net charge-offs in the third quarter of 2016 were attributable primarily to investment-commercial real estate loans ($1.7 million).

The provision for credit losses was $9.2 million for the nine months ended September 30, 2016 as compared to $10.0 million for the nine months ended September 30, 2015. The slightly lower provisioning in the first nine months of 2016, as compared to the first nine months of 2015, is due to lower charge-offs and to overall improved asset quality. Net charge-offs of $5.0 million in the first nine months of 2016 represented an annualized 0.13% of average loans, excluding loans held for sale, as compared to $5.8 million or an annualized 0.17% of average loans, excluding loans held for sale, in the first nine months of 2015. Net charge-offs in the first nine months of 2016 were attributable primarily to commercial ($2.7 million), investment-commercial real estate ($2.3 million), and consumer loans ($220 thousand) offset by a recovery of ($207 thousand) in construction - commercial and residential loans.

At September 30, 2016 the allowance for credit losses represented 1.04% of loans outstanding, as compared to 1.05% at both December 31, 2015 and September 30, 2015. The minor decrease in the allowance for credit losses as a percentage of total loans at September 30, 2016, as compared to September 30, 2015, is the result of loan growth and continuing improvement in historical losses. The allowance for credit losses represented 255% of nonperforming loans at September 30, 2016, as compared to 348% at September 30, 2015 and 398% at December 31, 2015.

Total noninterest income for the three months ended September 30, 2016 increased to $6.4 million from $6.1 million for the three months ended September 30, 2015, a 5% increase. This increase was primarily due to higher net gains on sales of residential mortgage loans of $532 thousand. Residential mortgage loans closed were $276 million for the third quarter in 2016 versus $175 million for the third quarter of 2015.

Total noninterest income for the nine months ended September 30, 2016 was $20.3 million as compared to $20.1 million for the nine months ended September 30, 2015, a 1% increase. This increase was primarily due to an increase of $717 thousand in gains on SBA loan sales, a $712 thousand increase in other income, and an increase of $313 thousand in service charges on deposits offset by a decline of $2.0 million in gains on the sale of residential mortgage loans due to lower origination and sales volume. Residential mortgage loans closed were $622 million for the first nine months of 2016 versus $723 million for the first nine months of 2015.

The efficiency ratio was 40.54% for the third quarter of 2016, as compared to 42.04% for the third quarter of 2015. Total noninterest expenses totaled $28.8 million for the three months ended September 30, 2016, as compared to $27.4 million for the three months ended September 30, 2015, a 5% increase. Cost increases for salaries and benefits were $1.7 million, due primarily to increased staff, merit increases and incentive compensation. Premises and equipment expenses were $188 thousand lower, due primarily to the closing of one branch office acquired in the Merger, and transactions to reduce space in two additional offices. Marketing and advertising expense increased by $95 thousand primarily due to costs associated with digital and print advertising and sponsorships. Legal, accounting and professional fees decreased by $292 thousand primarily due to lower legal fees. FDIC insurance premium expense decreased by $165 thousand resulting from lower growth in total assets. Other expenses increased by $335 thousand primarily due to higher fees incurred to maintain OREO properties.

Total noninterest expenses totaled $85.2 million for the nine months ended September 30, 2016, as compared to $82.1 million for the nine months ended September 30, 2015, a 4% increase. Cost increases for salaries and benefits were $3.4 million, due primarily to increased staff, merit increases, and incentive compensation. Premises and equipment expenses were $637 thousand lower, primarily due to the closing of one branch acquired in the Merger and to sublease arrangements. Marketing and advertising expense increased by $369 thousand primarily due to costs associated with digital and print advertising and sponsorships. Legal, accounting and professional fees decreased by $70 thousand primarily due to lower professional fees. Data processing expense increased $118 thousand primarily due to licensing agreements. FDIC insurance premium expense decreased by $155 thousand resulting from lower growth in total assets.

The ratio of common equity to total assets decreased from 12.13% at September 30, 2015 to 12.06% at September 30, 2016, due primarily to higher total asset growth (from $5.89 billion to $6.76 billion). As discussed later in “Capital Resources and Adequacy,” the regulatory capital ratios of the Bank and Company remain above well capitalized levels.

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

For the three months ended September 30, 2016, net interest income increased 10% over the same period for 2015. Average loans increased by $786.4 million and average deposits increased by $511.1 million. The net interest margin was 4.11% for the three months ended September 30, 2016, as compared to 4.23% for the same period in 2015. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

For the first nine months of 2016, net interest income increased 12% over the same period for 2015. Average loans increased by $748.7 million and average deposits increased by $614.5 million. The net interest margin was 4.23% for the first nine months of 2016, as compared to 4.32% for the same period in 2015. The Company believes its net interest margin remains favorable as compared to its peer banking companies.

The tables below present the average balances and rates of the major categories of the Company’s assets and liabilities for the three and nine months ended September 30, 2016 and 2015. Included in the tables are a measurement of interest rate spread and margin. Interest rate spread is the difference (expressed as a percentage) between the interest rate earned on earning assets less the interest rate paid on interest bearing liabilities. While the interest rate spread provides a quick comparison of earnings rates versus cost of funds, management believes that margin provides a better measurement of performance. The net interest margin (as compared to net interest spread) includes the effect of noninterest bearing sources in its calculation and is net interest income expressed as a percentage of average earning assets.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields And Rates (Unaudited)
(dollars in thousands)

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$336,741	$376	0.44%	$375,341	$228	0.24%
Loans held for sale (1)	66,791	586	3.51%	38,373	374	3.90%
Loans (1) (2)	5,422,677	69,283	5.08%	4,636,298	60,632	5.19%
Investment securities available for sale (2)	429,207	2,177	2.02%	491,800	2,745	2.21%
Federal funds sold	9,115	9	0.39%	3,586	2	0.22%
Total interest earning assets	6,264,531	72,431	4.60%	5,545,398	63,981	4.58%

Total noninterest earning assets	283,564			279,425
Less: allowance for credit losses	55,821			49,540
Total noninterest earning assets	227,743			229,885
TOTAL ASSETS	$6,492,274			$5,775,283

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$269,230	$193	0.29%	$202,885	$97	0.19%
Savings and money market	2,641,863	2,976	0.45%	2,453,141	2,092	0.34%
Time deposits	784,834	1,671	0.85%	797,472	1,550	0.77%
Total interest bearing deposits	3,695,927	4,840	0.52%	3,453,498	3,739	0.43%
Customer repurchase agreements	73,749	39	0.21%	56,624	33	0.23%
Other short-term borrowings	50,013	383	3.00%	3	-	-
Long-term borrowings	176,321	2,441	5.42%	71,388	1,124	6.16%
Total interest bearing liabilities	3,996,010	7,703	0.77%	3,581,513	4,896	0.54%

Noninterest bearing liabilities:
Noninterest bearing demand	1,657,907			1,389,208
Other liabilities	28,384			26,283
Total noninterest bearing liabilities	1,686,291			1,415,491

Shareholders’ equity	809,973			778,279
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,492,274			$5,775,283

Net interest income		$64,728			$59,085
Net interest spread			3.83%			4.04%
Net interest margin			4.11%			4.23%
Cost of funds			0.49%			0.35%

(1)

Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $4.1 million and $3.2 million for the three months ended September 30, 2016 and 2015, respectively.

(2)	Interest and fees on loans and investments exclude tax equivalent adjustments.

Eagle Bancorp, Inc.
Consolidated Average Balances, Interest Yields and Rates (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest earning assets:
Interest bearing deposits with other banks and other short-term investments	$252,871	$856	0.45%	$336,989	$604	0.24%
Loans held for sale (1)	47,786	1,288	3.59%	45,863	1,288	3.74%
Loans (1) (2)	5,253,742	200,714	5.10%	4,505,092	176,775	5.25%
Investment securities available for sale (2)	462,408	7,121	2.06%	412,912	7,189	2.33%
Federal funds sold	9,550	31	0.43%	6,992	13	0.25%
Total interest earning assets	6,026,357	210,010	4.65%	5,307,848	185,869	4.68%

Total noninterest earning assets	281,697			277,793
Less: allowance for credit losses	55,187			48,240
Total noninterest earning assets	226,510			229,553
TOTAL ASSETS	$6,252,867			$5,537,401

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Interest bearing transaction	$234,481	$445	0.25%	$178,256	$208	0.16%
Savings and money market	2,656,638	8,324	0.42%	2,379,643	6,066	0.34%
Time deposits	764,099	4,744	0.83%	778,375	4,394	0.75%
Total interest bearing deposits	3,655,218	13,513	0.49%	3,336,274	10,668	0.43%
Customer repurchase agreements	71,973	115	0.21%	54,945	94	0.23%
Other short-term borrowings	38,873	727	2.46%	27,492	54	0.26%
Long-term borrowings	105,005	4,515	5.65%	85,489	3,687	5.69%
Total interest bearing liabilities	3,871,069	18,870	0.65%	3,504,200	14,503	0.55%

Noninterest bearing liabilities:
Noninterest bearing demand	1,570,586			1,275,050
Other liabilities	27,713			25,995
Total noninterest bearing liabilities	1,598,299			1,301,045

Shareholders’ equity	783,499			732,156
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,252,867			$5,537,401

Net interest income		$191,140			$171,366
Net interest spread			4.00%			4.13%
Net interest margin			4.23%			4.32%
Cost of funds			0.42%			0.36%

(1)

Loans placed on nonaccrual status are included in average balances. Net loan fees and late charges included in interest income on loans totaled $11.7 million and $8.9 million for the nine months ended September 30, 2016 and 2015, respectively.

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

During the three months ended September 30, 2016, the allowance for credit losses increased $328 thousand, reflecting $2.3 million in provision for credit losses and $2.0 million in net charge-offs during the period. The provision for credit losses was $2.3 million for the three months ended September 30, 2016 as compared to $3.3 million for the same period in 2015. The lower provisioning in the third quarter of 2016, as compared to the third quarter of 2015, is primarily due to lower loan growth, as loan growth of $78.5 million in the three months ended September 30, 2016 was lower than loan growth of $226.1 million in the same period in 2015, and to overall improved asset quality. Net charge-offs of $2.0 million in the third quarter of 2016 represented an annualized 0.14% of average loans, excluding loans held for sale, as compared to $1.9 million, or an annualized 0.16% of average loans, excluding loans held for sale, in the third quarter of 2015.

During the first nine months of 2016, the allowance for credit losses increased $4.2 million, reflecting $9.2 million in provision for credit losses and $5.0 million in net charge-offs during the period. The provision for credit losses was $9.2 million for the nine months ended September 30, 2016 as compared to $10.0 million for the same period in 2015. At September 30, 2016, the allowance for credit losses represented 1.04% of loans outstanding, compared to 1.05% at both December 31, 2015 and September 30, 2015. The slightly lower provisioning in the first nine months of 2016, as compared to the first nine months of 2015, is due to lower charge-offs and to overall improved asset quality. Net charge-offs of $5.0 million in the first nine months of 2016 represented an annualized 0.13% of average loans, excluding loans held for sale, as compared to $5.8 million or an annualized 0.17% of average loans, excluding loans held for sale, in the first nine months of 2015.

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

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
Balance at beginning of period	$52,687	$46,075
Charge-offs:
Commercial	2,802	4,693
Income producing - commercial real estate	2,342	651
Owner occupied - commercial real estate	-	-
Real estate mortgage - residential	-	-
Construction - commercial and residential	-	-
Construction - C&I (owner occupied)	-	-
Home equity	217	644
Other consumer	37	182
Total charge-offs	5,398	6,170

Recoveries:
Commercial	93	135
Income producing - commercial real estate	14	26
Owner occupied - commercial real estate	2	2
Real estate mortgage - residential	5	5
Construction - commercial and residential	207	114
Construction - C&I (owner occupied)	-	-
Home equity	11	5
Other consumer	24	85
Total recoveries	356	372
Net charge-offs	5,042	5,798
Provision for Credit Losses	9,219	10,043
Balance at end of period	$56,864	$50,320

Annualized ratio of net charge-offs during the period to average loans outstanding during the period	0.13%	0.17%

The following table reflects the allocation of the allowance for credit losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses or charge-offs and does not restrict the use of the allowance to absorb losses in any category.

	September 30, 2016		December 31, 2015		September 30, 2015
(dollars in thousands)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Commercial	$12,761	21%	$11,563	21%	$11,640	21%
Income producing - commercial real estate	20,509	46%	14,122	42%	13,715	42%
Owner occupied - commercial real estate	4,261	11%	3,279	10%	3,100	10%
Real estate mortgage - residential	1,110	3%	1,268	3%	1,066	3%
Construction - commercial and residential	14,681	15%	20,133	20%	17,765	20%
Construction - C&I (owner occupied)	1,833	2%	955	2%	1,159	1%
Home equity	1,369	2%	1,292	2%	1,606	3%
Other consumer	340	-	75	-	269	-
Total allowance	$56,864	100%	$52,687	100%	$50,320	100%

(1) Represents the percent of loans in each category to total loans.

Nonperforming Assets

As shown in the table below, the Company’s level of nonperforming assets, which are comprised of loans delinquent 90 days or more, nonaccrual loans, which includes the nonperforming portion of TDRs and OREO, totaled $27.5 million at September 30, 2016 representing 0.41% of total assets, as compared to $19.1 million of nonperforming assets, or 0.31% of total assets, at December 31, 2015 and $24.4 million of nonperforming assets, or 0.41% of total assets, at September 30, 2015. The Company had no accruing loans 90 days or more past due at September 30, 2016, December 31, 2015 or September 30, 2015. Management remains attentive to early signs of deterioration in borrowers’ financial conditions and to taking the appropriate action to mitigate risk. Furthermore, the Company is diligent in placing loans on nonaccrual status and believes, based on its loan portfolio risk analysis, that its allowance for credit losses, at 1.04% of total loans at September 30, 2016, is adequate to absorb potential credit losses within the loan portfolio at that date.

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

Loans are considered to have been modified in a TDR when, due to a borrower's financial difficulties, the Company makes unilateral concessions to the borrower that it would not otherwise consider. Concessions could include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Alternatively, management, from time-to-time and in the ordinary course of business, implements renewals, modifications, extensions, and/or changes in terms of loans to borrowers who have the ability to repay on reasonable market-based terms, as circumstances may warrant. Such modifications are not considered to be TDRs, as the accommodation of a borrower's request does not rise to the level of a concession if the modified transaction is at market rates and terms and/or the borrower is not experiencing financial difficulty. For example: (1) adverse weather conditions may create a short term cash flow issue for an otherwise profitable retail business which suggests a temporary interest only period on an amortizing loan; (2) there may be delays in absorption on a real estate project which reasonably suggests extension of the loan maturity at market terms; or (3) there may be maturing loans to borrowers with demonstrated repayment ability who are not in a position at the time of maturity to obtain alternate long-term financing. The most common change in terms provided by the Company is an extension of an interest only term. The determination of whether a restructured loan is a TDR requires consideration of all of the facts and circumstances surrounding the change in terms, and the exercise of prudent business judgment. The Company had nine TDR’s at September 30, 2016 totaling approximately $8.0 million. Seven of these loans, totaling approximately $2.9 million, are performing under the modified terms, and as a result are not disclosed in the table below. During the nine months of 2016, there was one default on a $5.0 million restructured loan, as compared to the nine months of 2015, which had no defaults on restructured loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.  There was one nonperforming TDR totaling $5.0 million reclassified to nonperforming loans during the nine months ended September 30, 2016. There were no nonperforming TDRs reclassified to nonperforming loans during the nine months ended September 30, 2015. Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default. If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment. The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan. There was one loan totaling $801 thousand modified in a TDR during the three months ended September 30, 2016, as compared to three loans totaling $1.6 million modified in a TDR during the three months ended September 31, 2015. For the nine months ended September 30, 2016, there were three loans totaling $1.4 million modified in a TDR, as compared to the nine months ended September 30, 2015 which had four loan modified in a TDR totaling $1.9 million.

Total nonperforming loans amounted to $22.3 million at September 30, 2016 (0.41% of total loans), compared to $13.2 million at December 31, 2015 (0.26% of total loans) and $14.5 million at September 30, 2015 (0.30% of total loans). The increase in the ratio of nonperforming loans to total loans at September 30, 2016 as compared to September 30, 2015 was due to an increase in the level of nonperforming loans.

Included in nonperforming assets at September 30, 2016 was $5.2 million of OREO, consisting of three foreclosed properties. The Company had eight foreclosed properties with a net carrying value of $5.9 million at December 31, 2015 and 10 foreclosed properties with a net carrying value of $10.0 million at September 30, 2015.  OREO properties are carried at fair value less estimated costs to sell. It is the Company's policy to obtain third party appraisals prior to foreclosure, and to obtain updated third party appraisals on OREO properties generally not less frequently than annually. Generally, the Company would obtain updated appraisals or evaluations where it has reason to believe, based upon market indications (such as comparable sales, legitimate offers below carrying value, broker indications and similar factors), that the current appraisal does not accurately reflect current value. During the first nine months of 2016, six foreclosed properties with a net carrying value of $2.9 million were sold for a net gain of $657 thousand. The decrease in OREO for the three months ended September 30, 2016, is due to the sale of four OREO properties.

The following table shows the amounts of nonperforming assets at the dates indicated.

	September 30,		December 31,
(dollars in thousands)	2016	2015	2015
Nonaccrual Loans:
Commercial	$2,986	$4,828	$4,940
Income producing - commercial real estate	10,098	6,721	5,961
Owner occupied - commercial real estate	2,103	1,281	1,268
Real estate mortgage - residential	562	333	329
Construction - commercial and residential	6,412	571	557
Construction - C&I (owner occupied)	-	-	-
Home equity	113	661	161
Other consumer	-	72	23
Accrual loans-past due 90 days	-	-	-
Total nonperforming loans (1)	22,274	14,467	13,239
Other real estate owned	5,194	9,952	5,852
Total nonperforming assets	$27,468	$24,419	$19,091

Coverage ratio, allowance for credit losses to total nonperforming loans	255.29%	347.82%	397.95%
Ratio of nonperforming loans to total loans	0.41%	0.30%	0.26%
Ratio of nonperforming assets to total assets	0.41%	0.41%	0.31%

(1)

Nonaccrual loans reported in the table above include loans that migrated from performing troubled debt restructuring. There was one loan totaling $5.0 million that migrated from performing TDR during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 where there were no loans that migrated from performing TDR.

Significant variation in the amount of nonperforming loans may occur from period to period because the amount of nonperforming loans depends largely on the condition of a relatively small number of individual credits and borrowers relative to the total loan portfolio.

At September 30, 2016, there were $8.7 million of performing loans considered potential problem loans, defined as loans that are not included in the 90 day past due, nonaccrual or restructured categories, but for which known information about possible credit problems causes management to be uncertain as to the ability of the borrowers to comply with the present loan repayment terms, which may in the future result in disclosure in the past due, nonaccrual or restructured loan categories. The $8.7 million in potential problem loans at September 30, 2016 compared to $18.6 million at December 31, 2015, and $25.8 million at September 30, 2015.  The Company has taken a conservative posture with respect to risk rating its loan portfolio. Based upon their status as potential problem loans, these loans receive heightened scrutiny and ongoing intensive risk management. Additionally, the Company's loan loss allowance methodology incorporates increased reserve factors for certain loans considered potential problem loans as compared to the general portfolio. See “Provision for Credit Losses” for a description of the allowance methodology.

Noninterest Income

Total noninterest income includes service charges on deposits, gain on sale of loans, gain on sale of investment securities, loss on extinguishment of debt, income from BOLI and other income.

Total noninterest income for the three months ended September 30, 2016 increased to $6.4 million from $6.1 million for the three months ended September 30, 2015, a 5% increase. This increase was primarily due to higher net gains on sales of residential mortgage loans of $532 thousand. Residential mortgage loans closed were $276 million for the third quarter in 2016 versus $175 million for the third quarter of 2015.

Total noninterest income for the nine months ended September 30, 2016 was $20.3 million as compared to $20.1 million for the nine months ended September 30, 2015, a 1% increase. This increase was primarily due to an increase of $717 thousand in gains on SBA loan sales, a $712 thousand increase in other income, and an increase of $313 thousand in service charges on deposits offset by a decline of $2.0 million in gains on the sale of residential mortgage loans due to lower origination and sales volume. Residential mortgage loans closed were $622 million for the first nine months of 2016 versus $723 million for the first nine months of 2015.

For the three months ended September 30, 2016, service charges on deposit accounts increased by $57 thousand, or 4%, and were consistent with the $1.4 million balance over the same period in 2015. For the nine months ended September 30, 2016, service charges on deposit accounts increased by $313 thousand to $4.3 million from $4.0 million in the same period in 2015, an increase of 8%. The increase for the three and nine month periods was primarily related to increased transaction volume.

The Company originates residential mortgage loans and utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to sell those loans, servicing released. Sales of residential mortgage loans yielded gains of $2.9 million for the three months ended September 30, 2016 compared to $2.4 million in the same period in 2015. Sales of these mortgage loans yielded gains of $7.1 million for the nine months ended September 30, 2016 compared to $8.7 million in the same period in 2015. Loans sold are subject to repurchase in circumstances where documentation is deficient or the underlying loan becomes delinquent or pays off within a specified period following loan funding and sale. The Bank considers these potential recourse provisions to be a minimal risk, but has established a reserve under generally accepted accounting principles for possible repurchases. There were no repurchases due to fraud by the borrower during the nine months ended September 30, 2016. The reserve amounted to $100 thousand at September 30, 2016 and is included in other liabilities on the Consolidated Balance Sheets. The Bank does not originate “sub-prime” loans and has no exposure to this market segment.

The Company is an originator of SBA loans and its practice is to sell the guaranteed portion of those loans at a premium. Income from this source was $101 thousand and $1.4 million for the three and nine months ended September 30, 2016 compared to $107 thousand and $694 thousand for the three and nine month periods in 2015. Activity in SBA loan sales to secondary markets can vary widely from quarter to quarter.

Net investment gains were $1 thousand for the three months ended September 30, 2016 compared to $60 thousand for the same period in 2015. Net investment gains were $1.1 million for the nine months ended September 30, 2016 compared to $2.2 million for the same period in 2015. A $1.1 million loss on the early extinguishment of debt was recorded in March of 2015 due to the early payoff of FHLB advances. This decision was made in light of deposit growth in the quarter and expected benefits to the cost of funds going forward.

Other income totaled $1.6 million for the three months ended September 30, 2016 as compared to $1.8 million for the same period in 2015, a decrease of 12% due primarily to lower other loan income. ATM fees increased to $378 thousand for the three months ended September 30, 2016 from $355 thousand for the same period in 2015, a 6% increase. Noninterest loan fees decreased to $632 thousand for the three months ended September 30, 2016 from $971 thousand for the same period in 2015, a 35% decrease. Noninterest fee income totaled $66 thousand for the three months ended September 30, 2016 an increase of $13 thousand, or 24%, over the balance for the same period in 2015.

Other income totaled $5.2 million for the nine months ended September 30, 2016 as compared to $4.5 million for the same period in 2015, an increase of 16% due primarily to a $667 thousand gain on the sale of five OREO properties. ATM fees increased to $1.1 million for the nine months ended September 30, 2016 from $999 thousand for the same period in 2015, a 13% increase. Noninterest loan fees decreased to $2.1 million for the nine months ended September 30, 2016 from $2.5 million for the same period in 2015, a 16% decrease. Noninterest fee income totaled $316 thousand for the nine months ended September 30, 2016 an increase of $443 thousand, or 350%, over the balance for the same period in 2015.

Noninterest Expense

Total noninterest expense includes salaries and employee benefits, premises and equipment expenses, marketing and advertising, data processing, FDIC insurance, merger expenses, and other expenses.

Total noninterest expenses totaled $28.8 million for the three months ended September 30, 2016, as compared to $27.4 million for the three months ended September 30, 2015. Total noninterest expenses totaled $85.2 million for the nine months ended September 30, 2016, as compared to $82.1 million for the nine months ended September 30, 2015.

Salaries and employee benefits were $17.1 million for the three months ended September 30, 2016, as compared to $15.4 million for 2015, an 11% increase. Salaries and employee benefits were $49.2 million for the nine months ended September 30, 2016, as compared to $45.8 million for 2015, a 7% increase. Cost increases for both the three and nine month periods for salaries and benefits were due primarily to increased staff, merit increases and incentive compensation. At September 30, 2016, the Company’s full time equivalent staff numbered 464, as compared to 434 at December 31, 2015 and 432 at September 30, 2015.

Premises and equipment expenses amounted to $3.8 million for the three months ended September 30, 2016 as compared to $4.0 million for the same period in 2015, a 5% decrease. Premises and equipment expenses amounted to $11.4 million for the nine months ended September 30, 2016 as compared to $12.1 million for the same period in 2015, a 5% decrease. For the three month period, premises and equipment expenses were lower due primarily to the closing of one branch office acquired in the Merger and transactions to reduce space in two additional offices. For the nine month period, premises and equipment expenses were lower due primarily to the closing of one branch office acquired in the Merger and to sublease arrangements. For the three and nine months ended September 30, 2016, the Company recognized $126 thousand and $424 thousand of sublease revenue as compared to $112 thousand and $274 thousand for the same periods in 2015. The sublease revenue is accounted for as a reduction to premises and equipment expenses.

Marketing and advertising expenses increased to $857 thousand for the three months ended September 30, 2016 from $762 thousand for the same period in 2015, a 13% increase. Marketing and advertising expenses increased to $2.6 million for the nine months ended September 30, 2016 from $2.2 million for the same period in 2015, a 17% increase. The increase in both the three and nine month periods was primarily due to costs associated with digital and print advertising and sponsorships.

Data processing expenses decreased to $1.9 million for the three months ended September 30, 2016 from $2.0 million for same period in 2015, a 5% decrease. Data processing expenses increased to $5.7 million for the nine months ended September 30, 2016 from $5.6 million in the same period in 2015, a 2% increase. The increase in expenses for the nine month period was primarily due to licensing agreements.

Legal, accounting and professional fees decreased to $771 thousand for the three months ended September 30, 2016 from $1.1 million in the same period in 2015, a 28% decrease. Legal, accounting and professional fees decreased to $2.8 million for the nine months ended September 30, 2016 from $2.9 million in the same period in 2015, a 2% decrease. The decrease in expense for the three month period was due primarily to lower collection, repossession and legal fees. The decrease in expense for the nine month period was due primarily to lower legal fees.

For the three months ended September 30, 2016, other expenses amounted to $3.8 million as compared to $3.5 million for the same period in 2015, an increase of 10%. Other expenses increased to $11.4 million for the nine months ended September 30, 2016 from $11.1 million for the same period in 2015, an increase of 3%. The major components of cost in this category include core deposit intangible amortization, franchise taxes, director compensation and expenses for the operations of OREO property, as well as valuation adjustments on OREO property. Other expenses for the three months period ended September 30, 2016 increased primarily due to higher broker fees and other expenses.

For the third quarter of 2016 the efficiency ratio, which measures the ratio of noninterest expense to total revenue, improved to 40.54% from 42.04% for the third quarter of 2015. As a percentage of average assets, total noninterest expense (annualized) improved to 1.78% for the three months ended September 30, 2016 as compared to 1.88% for the same period in 2015. The efficiency ratio was 40.32% for the first nine months of 2016, as compared to 42.86% for the same period in 2015. As a percentage of average assets, total noninterest expense (annualized) improved to 1.82% for the nine months ended September 30, 2016 as compared to 1.98% for the same period in 2015. Cost control remains a significant operating objective of the Company.

Income Tax Expense

The Company’s ratio of income tax expense to pre-tax income (“effective tax rate”) increased to 38.7% for the three months ended September 30, 2016 as compared to 37.8% for the same period in 2015. The Company’s effective tax rate increased to 38.4% for the nine months ended September 30, 2016 as compared to 37.8% for the same period in 2015. The higher effective tax rate for the three and nine months ended September 30, 2016 relates to relatively lower levels of tax exempt income compared to taxable income.

FINANCIAL CONDITION

Summary

Total assets at September 30, 2016 were $6.76 billion, a 15% increase as compared to $5.89 billion at September 30, 2015, and an 11% increase as compared to $6.08 billion at December 31, 2015. Total loans (excluding loans held for sale) were $5.48 billion at September 30, 2016, a 15% increase as compared to $4.78 billion at September 30, 2015, and a 10% increase as compared to $5.00 billion at December 31, 2015. Loans held for sale amounted to $78.1 million at September 30, 2016 as compared to $35.7 million at September 30, 2015, a 119% increase, and $47.5 million at December 31, 2015, a 65% increase. The investment portfolio totaled $430.7 million at September 30, 2016, an 18% decrease from the $524.3 million balance at September 30, 2015. As compared to December 31, 2015, the investment portfolio at September 30, 2016 decreased by $57.2 million or 12%.

Total deposits at September 30, 2016 were $5.56 billion, compared to deposits of $4.93 billion at September 30, 2015, a 13% increase, and deposits of $5.16 billion at December 31, 2015, an 8% increase. Total borrowed funds (excluding customer repurchase agreements) were $266.4 million at September 30, 2016 as compared to $68.9 million at September 30, 2015, a 287% increase, and $68.9 million at December 31, 2015, a 287% increase. During April 2016, $50.0 million in FHLB advances were borrowed as part of the overall asset liability strategy and to support loan growth. These advances remained outstanding as of September 30, 2016 and matured in October 2016. We continue to work on expanding the breadth and depth of our existing relationships while we pursue building new relationships.

Total shareholders’ equity at September 30, 2016 increased to $815.6 million, compared to $786.1 million at September 30, 2015, a 4% increase, and $738.6 million at December 31, 2015, a 10% increase. The increase in shareholders’ equity at September 30, 2016 compared to the same period in 2015 reflects increased earnings offset by the redemption of all $71.9 million of the preferred stock issued under the Small Business Lending Fund ("SBLF") during the fourth quarter of 2015. The ratio of common equity to total assets was 12.06% at September 30, 2016, as compared to 12.13% at September 30, 2015 and 12.16% at December 31, 2015. The Company’s capital position remains substantially in excess of regulatory requirements for well capitalized status, with a total risk based capital ratio of 15.05% at September 30, 2016, as compared to 13.80% at September 30, 2015, and 12.75% at December 31, 2015. In addition, the tangible common equity ratio was 10.64% at September 30, 2016, compared to 10.46% at September 30, 2015 and 10.56% at December 31, 2015.

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

Loans, net of amortized deferred fees and costs, at September 30, 2016, December 31, 2015 and September 30, 2015 by major category are summarized below.

	September 30, 2016		December 31, 2015		September 30, 2015
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Commercial	$1,130,042	21%	$1,052,257	21%	$1,007,659	21%
Income producing - commercial real estate	2,551,186	46%	2,115,478	42%	2,022,950	42%
Owner occupied - commercial real estate	590,427	11%	498,103	10%	489,657	10%
Real estate mortgage - residential	154,439	3%	147,365	3%	147,720	3%
Construction - commercial and residential	838,137	15%	985,607	20%	927,265	20%
Construction - C&I (owner occupied)	104,676	2%	79,769	2%	60,487	1%
Home equity	106,856	2%	112,885	2%	115,346	3%
Other consumer	6,212	-	6,904	-	5,881	-
Total loans	5,481,975	100%	4,998,368	100%	4,776,965	100%
Less: allowance for credit losses	(56,864)		(52,687)		(50,320)
Net loans	$5,425,111		$4,945,681		$4,726,645

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

Loans outstanding reached $5.48 billion at September 30, 2016, an increase of $705.0 million, or 15%, as compared to $4.78 billion at September 30, 2015, and an increase of $483.6 million, or 10%, as compared to $5.00 billion at December 31, 2015. The loan growth during the nine months ended September 30, 2016 over the same period in 2015 was predominantly in the income producing - commercial real estate, commercial, and owner occupied- commercial real estate categories. Despite an increased level of in-market competition for business, the Bank continued to experience strong organic loan growth across the portfolio. Multi-family commercial real estate leasing in the Bank’s market area has held up well, particularly for well-located close-in projects, while suburban office leasing softened.  Overall, commercial real estate values have generally held up well with price escalation in prime pockets. The housing market has remained stable to increasing, with well-located, Metro accessible properties garnering a premium.

Owner occupied- commercial real estate and construction- C&I (owner occupied) represent 11% of the loan portfolio. The Bank has a large portion of its loan portfolio related to real estate, with 74% consisting of commercial real estate and real estate construction loans. When owner occupied- commercial real estate and construction- C&I (owner occupied) is excluded, the percentage of total loans represented by commercial real estate decreases to 61%. Real estate also serves as collateral for loans made for other purposes, resulting in 84% of all loans being secured by real estate.

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

For the nine months ended September 30, 2016, noninterest bearing deposits increased $263.2 million as compared to December 31, 2015, while interest bearing deposits increased by $136.5 million during the same period. Average total deposits for the first nine months of 2016 were $5.23 billion, as compared to $4.61 billion for the same period in 2015, a 13% increase.

From time to time, when appropriate in order to fund strong loan demand, the Bank accepts brokered time deposits, generally in denominations of less than $250 thousand, from a regional brokerage firm, and other national brokerage networks, including Promontory. Additionally, the Bank participates in the Certificates of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep product (“ICS”), which provides for reciprocal (“two-way”) transactions among banks facilitated by Promontory for the purpose of maximizing FDIC insurance. These reciprocal CDARS and ICS funds are classified as brokered deposits, although bank regulators have recognized that these reciprocal deposits have many characteristics of core deposits. The Bank also is able to obtain one way CDARS deposits and participates in Promontory’s Insured Network Deposit (“IND”). At September 30, 2016, total deposits included $759.0 million of brokered deposits (excluding the CDARS and ICS two-way), which represented 6% of total deposits. At December 31, 2015, total brokered deposits (excluding the CDARS and ICS two-way) were $597.5 million, or 12% of total deposits. The CDARS and ICS two-way component represented $358.3 million, or 14% of total deposits and $611.8 million or 12% of total deposits at September 30, 2016 and December 31, 2015, respectively. These sources are believed by the Company to represent a reliable and cost efficient alternative funding source for the Bank. However, to the extent that the condition or reputation of the Company or Bank deteriorates, or to the extent that there are significant changes in market interest rates which the Company and Bank do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

At September 30, 2016 the Company had $1.67 billion in noninterest bearing demand deposits, representing 30% of total deposits, compared to $1.41 billion of noninterest bearing demand deposits at December 31, 2015, or 27% of total deposits. These deposits are primarily business checking accounts on which the payment of interest was prohibited by regulations of the Federal Reserve prior to July 2011. Since July 2011, banks are no longer prohibited from paying interest on demand deposits account, including those from businesses. To date, the Bank has elected not to pay interest on business checking accounts, nor is the payment of such interest a prevalent practice in the Bank’s market area at present. It is not clear over the long-term what effect the elimination of this prohibition will have on the Bank’s interest expense, allocation of deposits, deposit pricing, loan pricing, net interest margin, ability to compete, ability to establish and maintain customer relationships, or profitability. Payment of interest on these deposits could have a significant negative impact on the Company’s net interest income and net interest margin, net income, and the return on assets and equity, although no such effect is currently anticipated.

As an enhancement to the basic noninterest bearing demand deposit account, the Bank offers a sweep account, or “customer repurchase agreement,” allowing qualifying businesses to earn interest on short-term excess funds which are not suited for either a certificate of deposit or a money market account. The balances in these accounts were $71.6 million at September 30, 2016 compared to $72.4 million at December 31, 2015. Customer repurchase agreements are not deposits and are not insured by the FDIC, but are collateralized by U.S. agency securities and/or U.S. agency backed mortgage-backed securities. These accounts are particularly suitable to businesses with significant fluctuation in the levels of cash flows. Attorney and title company escrow accounts are an example of accounts which can benefit from this product, as are customers who may require collateral for deposits in excess of FDIC insurance limits but do not qualify for other pledging arrangements. This program requires the Bank to maintain a sufficient investment securities level to accommodate the fluctuations in balances which may occur in these accounts.

The Company had no outstanding balances under its federal funds purchase lines of credit provided by correspondent banks at September 30, 2016 and December 31, 2015. The Bank had $50.0 million in short-term borrowings outstanding under its credit facility from the FHLB at September 30, 2016. There were no borrowings outstanding under its credit facility from the FHLB at December 31, 2015.

The Company has a credit facility with a regional bank, secured by a portion of the stock of the Bank, pursuant to which the Company may borrow, on a revolving basis, up to $50.0 million for working capital purposes, to finance capital contributions to the Bank and ECV. There were no amounts outstanding under this credit facility at September 30, 2016 or December 31, 2015. For additional information on this credit facility please refer to “Capital Resources and Adequacy” below.

Long-term borrowings outstanding at September 30, 2016 included the Company’s August 5, 2014 issuance of $70.0 million of subordinated notes, due September 1, 2024 and the Company’s July 26, 2016 issuance of $150.0 million of subordinated notes, due August 1, 2026. For additional information on the subordinated notes, please refer to “Capital Resources and Adequacy” below.

Liquidity Management

Liquidity is a measure of the Company’s and Bank’s ability to meet loan demand and to satisfy depositor withdrawal requirements in an orderly manner. The Bank’s primary sources of liquidity consist of cash and cash balances due from correspondent banks, loan repayments, federal funds sold and other short-term investments, maturities and sales of investment securities, income from operations and new core deposits into the Bank. The Bank’s investment portfolio of debt securities is held in an available-for-sale status which allows for flexibility, subject to holdings held as collateral for customer repurchase agreements, to generate cash from sales as needed to meet ongoing loan demand. These sources of liquidity are considered primary and are supplemented by the ability of the Company and Bank to borrow funds, which are termed secondary sources and which are substantial. The Company’s secondary sources of liquidity include a $50.0 million line of credit with a regional bank, secured by a portion of the stock of the Bank, against which there were no amounts outstanding at September 30, 2016. Additionally, the Bank can purchase up to $137.5 million in federal funds on an unsecured basis from its correspondents, against which there were no amounts outstanding at September 30, 2016, and can obtain unsecured funds under one-way CDARS brokered deposits in the amount of $1.0 billion, against which there was $66.1 million outstanding at September 30, 2016. The Bank has a commitment from Promontory to place up to $700.0 million of brokered deposits from its IND program with the Bank in amounts requested by the Bank, as compared to an actual balance of $340.2 million at September 30, 2016. At September 30, 2016 the Bank was also eligible to make advances from the FHLB up to $1.1 billion based on collateral at the FHLB, of which there was $50.0 million outstanding at September 30, 2016. The Bank may enter into repurchase agreements as well as obtain additional borrowing capabilities from the FHLB provided adequate collateral exists to secure these lending relationships. The Bank also has a back-up borrowing facility through the Discount Window at the Federal Reserve Bank of Richmond (“Federal Reserve Bank”). This facility, which amounts to approximately $422.0 million, is collateralized with specific loan assets identified to the Federal Reserve Bank. It is anticipated that, except for periodic testing, this facility would be utilized for contingency funding only.

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

At September 30, 2016, under the Bank’s liquidity formula, it had $3.41 billion of primary and secondary liquidity sources. The amount is deemed adequate to meet current and projected funding needs.

Commitments and Contractual Obligations

Loan commitments outstanding and lines and letters of credit at September 30, 2016 are as follows:

(dollars in thousands)	September 30, 2016
Unfunded loan commitments	$2,161,272
Unfunded lines of credit	96,586
Letters of credit	77,389
Total	$2,335,247

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

During the quarter ended September 30, 2016, as compared to the same three months in 2015, the Company was able to increase its net interest income (by 10%), produce a net interest spread of 3.83%, which was 21 basis points lower than the 4.04% for the same quarter ended 2015, and manage its overall interest rate risk position.

The Company, through its ALCO and ongoing financial management practices, monitors the interest rate environment in which it operates and adjusts the rates and maturities of its assets and liabilities to remain competitive and to achieve its overall financial objectives subject to established risk limits. In the current and expected future interest rate environment, the Company has been maintaining its investment portfolio to manage the balance between yield and prepayment risk in its portfolio of mortgage-backed securities should interest rates remain at current levels. Further, the company has been managing the investment portfolio to mitigate extension risk and related declines in market values in that same portfolio should interest rates increase. Additionally, the Company has limited call risk in its U.S. agency investment portfolio. During the three months ended September 30, 2016, the average investment portfolio balances decreased as compared to balances at June 30, 2016, in large part due to calls on securities being exercised and higher prepay speeds on mortgage-backed securities resulting in higher than expected cash flows due to return of principal. The cash received from calls and prepayments on the investment portfolio along with strong deposit growth was deployed into loans and the purchase of additional investments.

The percentage mix of municipal securities was 23% of total investments at September 30, 2016 and 24% at September 30, 2015, the portion of the portfolio invested in mortgage-backed securities decreased to 60% at September 30, 2016 from 62% at September 30, 2015. The portion of the portfolio invested in U.S. agency investments was 13% at both September 30, 2016 and September 30, 2015. Shorter duration floating rate corporate bonds and SBA bonds were 5% of total investments at September 30, 2016. Due to the rolling forward of the investment portfolio and faster prepayment of mortgage-backed security principal, the duration of the investment portfolio decreased to 3.4 years at September 30, 2016 from 3.7 years at September 30, 2015, which better prepared the Company for expected increases in market interest rates.

The re-pricing duration of the loan portfolio was fairly stable at 23 months at September 30, 2016 versus 26 months at September 30, 2015, with fixed rate loans amounting to 34% of total loans at September 30, 2016 compared to 37% of total loans at September 30, 2015. Variable and adjustable rate loans comprised 66% of total loans at September 30, 2016, compared to 63% of total loans at September 30, 2015. Variable rate loans are generally indexed to either the Wall Street Journal prime interest rate, or the one month LIBOR interest rate, while adjustable rate loans are indexed primarily to the five year U.S. Treasury interest rate.

The duration of the deposit portfolio was also fairly stable at 28 months at September 30, 2016, as compared to 32 months at September 30, 2015. The change since December 31, 2015 was due substantially to a change in the mix and duration of money market deposits.

The Company has continued its emphasis on funding loans in its marketplace, and has been able to achieve favorable loan pricing, including interest rate floors on many loan originations, although competition for new loans persists. A disciplined approach to loan pricing, together with loans floors existing in 61% of total loans (at September 30, 2016), has resulted in a loan portfolio yield of 5.08% for the three months ended September 30, 2016 as compared to 5.19% for the same period in 2015. Subject to interest rate floors, variable and adjustable rate loans provide additional income opportunities should interest rates rise from current levels.

The net unrealized gain before income tax on the investment portfolio was $7.4 million at September 30, 2016 as compared to a net unrealized gain before tax of $5.5 million at September 30, 2015. The higher net unrealized gain on the investment portfolio at September 30, 2016 as compared to September 30, 2015 was due to lower interest rates at September 30, 2016. At September 30, 2016, the unrealized gain position represented 1.8% of the investment portfolio’s book value.

There can be no assurance that the Company will be able to successfully achieve its optimal asset liability mix, as a result of competitive pressures, customer preferences and the inability to perfectly forecast future interest rates and movements.

One of the tools used by the Company to manage its interest rate risk is a static GAP analysis presented below. The Company also employs an earnings simulation model on a quarterly basis to monitor its interest rate sensitivity and risk and to model its balance sheet cash flows and the related income statement effects in different interest rate scenarios. The model utilizes current balance sheet data and attributes and is adjusted for assumptions as to investment maturities (including prepayments), loan prepayments, interest rates, and the level of noninterest income and noninterest expense. The data is then subjected to a “shock test” which assumes a simultaneous change in interest rates up 100, 200, 300, and 400 basis points or down 100 and 200, along the entire yield curve, but not below zero. The results are analyzed as to the impact on net interest income, net income and the market equity over the next twelve and twenty-four month periods from September 30, 2016. In addition to analysis of simultaneous changes in interest rates along the yield curve, changes based on interest rate “ramps” is also performed. This analysis represents the impact of a more gradual change in interest rates, as well as yield curve shape changes.

For the analysis presented below, at September 30, 2016, the simulation assumes a 50 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in a decreasing interest rate shock scenario with a floor of 10 basis points, and assumes a 70 basis point change in interest rates on money market and interest bearing transaction deposits for each 100 basis point change in market interest rates in an increasing interest rate shock scenario.

As quantified in the table below, the Company’s analysis at September 30, 2016 shows a moderate effect on net interest income (over the next 12 months) as well as a moderate effect on the economic value of equity when interest rates are shocked both down 100 and 200 basis points and up 100, 200, 300, and 400 basis points. This moderate impact is due substantially to the significant level of variable rate and re-priceable assets and liabilities and related shorter relative durations. The re-pricing duration of the investment portfolio at September 30, 2016 is 3.4 years, the loan portfolio 1.9 years, the interest bearing deposit portfolio 2.3 years, and the borrowed funds portfolio 4.8 years.

The following table reflects the result of simulation analysis on the September 30, 2016 asset and liabilities balances:

Change in interest rates (basis points)	Percentage change in net interest income	Percentage change in net income	Percentage change in market value of portfolio equity
+400	+17.4%	+28.1%	+9.1%
+300	+12.1%	+19.1%	+6.7%
+200	+6.7%	+10.1%	+4.1%
+100	+1.7%	+1.6%	+1.3%
0	-	-	-
-100	-2.5%	-4.4%	-7.1%
-200	-3.3%	-5.7%	-14.5%

The results of simulation are within the policy limits adopted by the Company. For net interest income, the Company has adopted a policy limit of 10% for a 100 basis point change, 12% for a 200 basis point change, 18% for a 300 basis point change and 24% for a 400 basis point change. For the market value of equity, the Company has adopted a policy limit of 12% for a 100 basis point change, 15% for a 200 basis point change, 25% for a 300 basis point change and 30% for a 400% basis point change. The changes in net interest income, net income and the economic value of equity in both a higher and lower interest rate shock scenario at September 30, 2016 are not considered to be excessive. The positive impact of +1.7% in net interest income and +1.6% in net income given a 100 basis point increase in market interest rates reflects in large measure the impact of variable rate loans and fed funds sold repricing counteracted by a lower level of expected residential mortgage activity.

In the third quarter of 2016, the Company continued to manage its interest rate sensitivity position to moderate levels of risk, as indicated in the simulation results above. Except for the higher level of asset liquidity at September 30, 2016 as compared to December 31, 2015, the interest rate risk position at September 30, 2016 was similar to the interest rate risk position at December 31, 2015. As compared to December 31, 2015, the sum of federal funds sold, interest bearing deposits with banks and other short-term investments and loans held for sale increased by $250.9 million at September 30, 2016.

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

During the third quarter of 2016, average market interest rates decreased across the yield curve. Overall, there was a flattening of the yield curve as compared to the third quarter of 2015 with rate decreases being more significant the further out on the yield curve the maturity.

As compared to the third quarter of 2015, the average two-year U.S. Treasury rate increased by 4 basis points from 0.68% to 0.72%, the average five year U.S. Treasury rate decreased by 43 basis points from 1.55% to 1.12% and the average ten year U.S. Treasury rate decreased by 66 basis points from 2.22% to 1.56%. The Company’s net interest spread for the third quarter of 2016 was 3.83% compared to 4.04% for the third quarter of 2015. The decline was due in large part to compression on loan yields and some increase in the cost of interest bearing liabilities. The Company believes that the change in the net interest spread in the most recent quarter as compared to 2015’s third quarter has been consistent with its risk analysis at December 31, 2015.

GAP Position

Banks and other financial institutions earnings are significantly dependent upon net interest income, which is the difference between interest earned on earning assets and interest expense on interest bearing liabilities. This revenue represented 90% of the Company’s revenue for the third quarter of 2016 and 2015.

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

At September 30, 2016, the Company had a positive GAP position of approximately $1.22 billion or 18% of total assets out to three months and a positive cumulative GAP position of $1.20 billion or 18% of total assets out to 12 months; as compared to a positive GAP position of approximately $554 million or 9% of total assets out to three months and a positive cumulative GAP position of $827 million or 14% of total assets out to 12 months at December 31, 2015. The change in the positive GAP position at September 30, 2016 as compared to December 31, 2015, was due substantially to the higher amount of asset liquidity on the balance sheet and increase in the mix of variable rate loans. The change in the GAP position at September 30, 2016 as compared to December 31, 2015 is not deemed material to the Company’s overall interest rate risk position, which relies more heavily on simulation analysis which captures the full optionality within the balance sheet. The current position is within guideline limits established by the ALCO. While management believes that this overall position creates a reasonable balance in managing its interest rate risk and maximizing its net interest margin within plan objectives, there can be no assurance as to actual results.

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

GAP Analysis
September 30, 2016
(dollars in thousands)
Repriceable in:	0-3 months	4-12 months	13-36 months	37-60 months	Over 60 months	Total Rate Sensitive	Non-sensitive	Total Assets

RATE SENSITIVE ASSETS:
Investment securities	$55,579	$80,042	$113,507	$78,161	$123,299	$450,588
Loans (1)(2)	3,136,267	493,152	1,098,059	655,035	177,580	5,560,093
Fed funds and other short-term investments	508,412	-	-	-	-	508,412
Other earning assets	59,747	-	-	-	-	59,747
Total	$3,760,005	$573,194	$1,211,566	$733,196	$300,879	$6,578,840	$183,292	$6,762,132

RATE SENSITIVE LIABILITIES:
Noninterest bearing demand	$68,065	$204,196	$543,856	$543,856	$308,298	$1,668,271
Interest bearing transaction	220,589	-	38,692	38,692	-	297,973
Savings and money market	2,235,110	-	283,704	283,705	-	2,802,519
Time deposits	146,541	382,895	231,341	28,609	-	789,386
Customer repurchase agreements and fed funds purchased	71,642	-	-	-	-	71,642
Other borrowings	50,000	-	-	-	216,419	266,419
Total	$2,791,947	$587,091	$1,097,593	$894,862	$524,717	$5,896,210	$50,283	$5,946,493
GAP	$968,058	$(13,897)	$113,973	$(161,666)	$(223,838)	$682,630
Cumulative GAP	$968,058	$954,161	$1,068,134	$906,468	$682,630

Cumulative gap as percent of total assets	14.32%	14.11%	15.80%	13.41%	10.09%

OFF BALANCE-SHEET:
Interest Rate Swaps - LIBOR based	$150,000	$-	$-	$(75,000)	$(75,000)	$-
Interest Rate Swaps - Fed Funds based	100,000	-	-	(100,000)	-	-
Total	$250,000	$-	$-	$(175,000)	$(75,000)	$-	$-	$-
GAP	$1,218,058	$(13,897)	$113,973	$(336,666)	$(298,838)	$682,630
Cumulative GAP	$1,218,058	$1,204,161	$1,318,134	$981,468	$682,630
Cumulative gap as percent of total assets	18.01%	17.81%	19.49%	14.51%	10.09%

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

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At September 30, 2016 non-owner-occupied commercial real estate loans (including construction, land and land development loans) represent 318% of total risk based capital. Construction, land and land development loans represent 93% of total risk based capital. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, and strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include but are not limited to periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. Nevertheless, we may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns.

The Company has a credit facility with a regional bank, pursuant to which the Company may borrow, on a revolving basis, up to $50.0 million for working capital purposes, to finance capital contributions to the Bank in whole and to ECV in part. The credit facility is secured by a first lien on a portion of the stock of the Bank, pursuant to which the Company may borrow, and bears interest at a floating rate equal to the Wall Street Journal Prime Rate minus 0.25% with a floor interest rate of 3.50%. Interest is payable on a monthly basis. The term of the credit facility expires on September 30, 2017. There were no amounts outstanding under this credit facility at September 30, 2016, December 31, 2015, or September 30, 2015.

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

The actual capital amounts and ratios for the Company and Bank as of September 30, 2016, December 31, 2015 and September 30, 2015 are presented in the table below.

	Company		Bank			To Be Well Capitalized Under
	Actual		Actual		Minimun Required For	Prompt Corrective Action
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Capital Adequacy Purposes	Regulations
As of September 30, 2016
CET1 capital (to risk weighted aseets)	$710,104	10.83%	$825,879	12.63%	5.125%	6.5%
Total capital (to risk weighted assets)	987,068	15.05%	882,602	13.50%	8.625%	10.0%
Tier 1 capital (to risk weighted assets)	710,104	10.83%	825,879	12.63%	6.625%	8.0%
Tier 1 capital (to average assets)	710,104	11.12%	825,879	12.95%	5.000%	5.0%

As of December 31, 2015
CET1 capital (to risk weighted aseets)	$632,408	10.68%	$620,879	10.52%	4.50%	6.5%
Total capital (to risk weighted assets)	755,212	12.75%	673,442	11.41%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	632,408	10.68%	620,879	10.52%	6.00%	8.0%
Tier 1 capital (to average assets)	632,408	10.90%	620,879	10.74%	5.00%	5.0%

As of September 30, 2015
CET1 capital (to risk weighted aseets)	$606,334	10.48%	$595,988	10.36%	4.50%	6.5%
Total capital (to risk weighted assets)	798,707	13.80%	646,220	11.23%	8.00%	10.0%
Tier 1 capital (to risk weighted assets)	678,234	11.72%	595,988	10.36%	6.00%	8.0%
Tier 1 capital (to average assets)	678,234	11.96%	595,988	10.55%	5.00%	5.0%

Bank and holding company regulations, as well as Maryland law, impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company. At September 30, 2016 the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.

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

Non-GAAP Reconciliation (Unaudited)
(dollars in thousands except per share data)
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2016	December 31, 2015	September 30, 2015
Common shareholders' equity	$815,639	$738,601	$714,169
Less: Intangible assets	(107,694)	(108,542)	(109,498)
Tangible common equity	$707,945	$630,059	$604,671

Book value per common share	$24.28	$22.07	$21.38
Less: Intangible book value per common share	(3.20)	(3.24)	(3.28)
Tangible book value per common share	$21.08	$18.83	$18.10

Total assets	$6,762,132	$6,075,577 (1)	$5,887,855
Less: Intangible assets	(107,694)	(108,542)	(109,498)
Tangible assets	$6,654,438	$5,967,035	$5,778,357
Tangible common equity ratio	10.64%	10.56%	10.46%

(1) As adjusted for debt issuance cost reclassification.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Please refer to Item 2 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Quantitative and Qualitative Disclosure about Market Risk.”

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated as of the last day of the period covered by this report the effectiveness of the operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14 under the Securities and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A – Risk Factors

There have been no material changes as of September 30, 2016 in the risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities.	None

(b) Use of Proceeds.	Not Applicable

(c) Issuer Purchases of Securities.	None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

Not Applicable

Item 5 - Other Information

(a) Required 8-K Disclosures	None

(b) Changes in Procedures for Director Nominations	None

Item 6 - Exhibits

3.1	Certificate of Incorporation of the Company, as amended (1)
3.2	Bylaws of the Company (2)
4.1	Warrant to Purchase Common Stock (3)
4.2	Subordinated Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (4)
4.3	First Supplemental Indenture, dated as of August 5, 2014, between the Company and Wilmington Trust, National Association, as Trustee (5)
4.4	Form of Global Note representing the 5.75% Subordinated Notes due September 1, 2024 (included in Exhibit 4.3)
4.5	Second Supplemental Indenture, dated as of July 26, 2016, between the Company and Wilmington Trust, National Association, as Trustee (6)
4.6	Form of Global Note representing the 5.00% Fix-to-Floating Rate Subordinated Notes due August 1, 2026 (included in Exhibit 4.5)
10.1	2016 Stock Option Plan (7)
10.2	2006 Stock Plan (8)
10.3	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead (9)
10.4	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (10)
10.5	Amended and Restated Employment Agreement dated as of January 1, 2014, between Eagle Bancorp, Inc., EagleBank and Ronald D. Paul (11)
10.6	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (12)

10.7	Amended and Restated Employment Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (13)
10.8	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and James H. Langmead (14)
10.9	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Antonio F. Marquez (15)
10.10	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Ronald D. Paul (16)
10.11	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Susan G. Riel (17)
10.12	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Janice L. Williams (18)
10.13	Amended and Restated Employment Agreement dated as of August 1, 2014 between EagleBank and Laurence E. Bensignor (19)
10.14	Vice Chairman Agreement dated as of June 1, 2014 between Eagle Bancorp, Inc., EagleBank and Robert Pincus (20)
10.15	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Laurence E. Bensignor (21)
10.16	Non-Compete Agreement dated as of August 1, 2014, between EagleBank and Robert Pincus (22)
10.17	Form of Supplemental Executive Retirement Plan Agreement (23)
10.18	First Amendment to Amended and Restated Employment Agreement, dated March 23, 2016, between Eagle Bancorp, Inc. and Ronald D. Paul (24)
10.19	2016 Senior Executive Incentive Plan (25)
10.20	Amended and Restated Employment Agreement dated as of December 15, 2014 between EagleBank and Lindsey S. Rheaume (26)
10.21	Non-Compete Agreement dated as of December 15, 2014, between EagleBank and Lindsey S. Rheaume (27)
10.22	Virginia Heritage Bank 2006 Stock Option Plan (28)
10.23	Virginia Heritage Bank 2010 Long-Term Incentive Plan (29)
10.24	Fidelity & Trust Financial Corporation 2004 Long Term Incentive Plan (30)
10.25	Fidelity & Trust Financial Corporation 2005 Long Term Incentive Plan (31)
11	Statement Regarding Computation of Per Share Income
See Note 9 of the Notes to Consolidated Financial Statements
21	Subsidiaries of the Registrant
31.1	Certification of Ronald D. Paul
31.2	Certification of James H. Langmead
32.1	Certification of Ronald D. Paul
32.2	Certification of James H. Langmead

101	Interactive data files pursuant to Rule 405 of Regulation S-T:

	(i)	Consolidated Balance Sheets at September 30, 2016, December 31, 2015 and September 30, 2015
	(ii)	Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and 2015
	(iii)	Consolidated Statement of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015
	(iv)	Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015
	(v)	Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015
	(vi)	Notes to the Consolidated Financial Statements

(1)	Incorporated by reference to the Exhibit of the same number to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 17, 2016.
(3)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 8, 2008.
(4)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(5)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 5, 2014.
(6)	Incorporated by Reference to Exhibit 4.2 to the Company’s Current report on Form 10-K filed on July 22, 2016.
(7)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 1S-8 (Registration No. 333-211857) filed on June 6, 2016.
(8)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (No. 333-187713)
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(11)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(12)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(13)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(14)	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(15)	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(16)	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(17)	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(18)	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(19)	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(20)	Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(21)	Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(22)	Incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 15, 2014.
(23)	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2013.
(24)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2016.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2016.
(26)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(27)	Incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the Quarter ended March 31, 2015.
(28)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(29)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-199875)
(30)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333- 153426).
(31)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333- 153426).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EAGLE BANCORP, INC.

Date: November 9, 2016	By:	/s/ Ronald D. Paul
Ronald D. Paul, Chairman, President and Chief Executive Officer of the Company

Date: November 9, 2016	By:	/s/ James H. Langmead
James H. Langmead, Executive Vice President and Chief Financial Officer of the Company